Form 10-Q
period 1996-06-30
STRAYER EDUCATION INC
filed 1996-09-04
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



          /X/  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                      For the quarter ended June 30, 1996

                                       OR

         / /  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
             For the transition period from _________ to _________

                        Commission File Number: 0-21039
                                                -------

                            Strayer Education, Inc.
             (Exact name of registrant as specified in its charter)



                            Maryland                                            52-1975978


                (State or other jurisdiction of                    (I.R.S. Employer Identification No.)
                 incorporation or organization)

                      1025 15th Street, NW
                     Washington, DC  20005                                         20005


            (Address of principal executive offices)                            (Zip Code)

 Registrant's telephone number, including area code:                               (202) 408-2400
 Securities  registered  pursuant to Section 12(b) of the Act:                     Not Applicable
 Securities  registered  pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes / /          No /X/  The Registrant
became subject to such filing requirements on July 25, 1996.

As of August 23, 1996, there were outstanding 9,450,000 shares of Common Stock, par value $.01 per share, of the Registrant.

                            STRAYER EDUCATION, INC.

                                     INDEX

                                   FORM 10-Q

                                                                                              Page
PART I - FINANCIAL INFORMATION

         Item 1.     Financial Statements (Unaudited)

                     Strayer Education, Inc.:
                     -----------------------

                     Balance sheets at May 15, 1996
                     and June 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . .    3

                     Notes to Condensed Financial Statements  . . . . . . . . . . . . . . .    4

                     Strayer College, Inc. and Affiliate:
                     -----------------------------------

                     Condensed Combined Balance Sheets at
                     December 31, 1995 and June 30, 1996  . . . . . . . . . . . . . . . . .    5

                     Condensed Combined Statements of Income
                     for the three and six month periods
                     ended June 30, 1995 and 1996   . . . . . . . . . . . . . . . . . . . .    6

                     Condensed Combined Statements of Cash Flows
                     for the six month periods ended June 30, 1995 and 1996   . . . . . . .    7

                     Notes to Condensed Combined Financial Statements   . . . . . . . . . .    8

         Item 2.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations  . . . . . . . . . . . .   10

PART II - OTHER INFORMATION

         Item 1-6.   Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . .   12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                         PART I - FINANCIAL INFORMATION

                         ITEM 1:  FINANCIAL STATEMENTS



                            STRAYER EDUCATION, INC.
                                 BALANCE SHEETS


                                    ASSETS


                                                                               May 15,           June 30,
                                                                                 1996              1996
                                                                               --------          --------
                                                                                               (unaudited)
 Cash                                                                     $       1,000       $     1,000
                                                                           ------------        ----------
     Total current assets                                                 $       1,000       $     1,000
                                                                           ============        ==========



                             STOCKHOLDERS' EQUITY



 Stockholders' Equity:
     Preferred stock, 5,000,000 shares authorized; no shares
         issued or outstanding                                                    ---               ---
     Common stock, par value $.01, 20,000,000 shares authorized;
         1,000 shares issued and outstanding                              $            10     $        10
     Additional paid-in capital                                                       990             990
                                                                          ---------------     -----------
         Total stockholders' equity                                       $         1,000     $     1,000
                                                                           ==============      ==========





                  The accompanying notes are an integral part
                         of these financial statements.

                            STRAYER EDUCATION, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       ORGANIZATION

         Strayer Education, Inc. (Company) was formed on May 10, 1996, as a Maryland corporation, and was capitalized on May 15, 1996 with cash of $1,000. The Company commenced operations on July 25, 1996.

2.       SUBSEQUENT EVENTS

         On July 30, 1996, the Company completed an initial public offering of its common stock. The Company sold 3,450,000 shares in the Offering at a price of $10 per share. Net proceeds to the Company were approximately $31,332,000. Prior to the closing of the Offering, the Company exchanged 5,999,000 shares of its common stock for 100% of the outstanding common stock of Strayer College, Inc. (the College). The College is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its eight campuses in the District of Columbia and Virginia.

         Approximately $19,838,000 of the net proceeds of the Offering were paid to the stockholders of the College as a distribution of earnings on which the stockholders had previously paid income taxes during the period the College was an S Corporation.

         Contemporaneously with the closing of the initial public offering, the Company acquired Education Loan Processing, Inc. (ELP) at a purchase price of $1,059,000, ELP's net book value. ELP was wholly owned by a stockholder of the Company and was established to purchase and service student loans from the College. Under generally accepted accounting principles, ELP's basis in its assets and liabilities will be carried over to the Company and the operations of ELP and the Company will be retroactively combined in a manner similar to a pooling of interest, because this acquisition is a combination of entities under common control.

         The Company set aside 1,000,000 shares of common stock for shares to be issued under an incentive stock option plan established in July 1996. Options may be granted to eligible employees of the Company at the option of the Board of Directors, at option prices based on the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors.

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123), which encourages companies to adopt a fair value method of accounting for employee stock options and similar equity instruments. The fair value method requires compensation cost to be measured at the grant date based on the value of the award and is recognized over the service period. Alternatively, SFAS No. 123 requires pro forma disclosures of net income and earnings per share as if the fair value method had been adopted when the fair value method is not reflected in the financial statements. The Company has not yet determined which method it will follow. The requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

                      STRAYER COLLEGE, INC. AND AFFILIATE
                       CONDENSED COMBINED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                     ASSETS


                                                         December 31,       June 30,
                                                             1995             1996
                                                         ------------     ------------
                                                                          (unaudited)
 Current Assets:

    Cash and cash equivalents                          $         8,992    $      12,943
    Investments in marketable securities
         available for sale, at market                           1,742              541
    Short term investments - restricted                            720              779
    Tuition receivable, net                                      7,873            5,529
    Inventories                                                    725              616
    Other current assets                                            58               73
                                                       ---------------    -------------
         Total current assets                                   20,110           20,481

 Student loans receivable, net                                     932            1,544
 Property and equipment, net                                     2,874            3,113
 Investments in marketable securities
    available for sale, at market                                1,890            3,740
 Other assets                                                       72              246
                                                       ---------------    -------------
         Total assets                                  $        25,878    $      29,124
                                                        ==============     ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY


 Current Liabilities:
    Trade accounts payable                             $           360    $         348
    Accrued expenses                                               542              492
    Unearned tuition                                             9,504            6,900
    Other current liabilities                                      133              219
                                                       ---------------    -------------
         Total current liabilities                              10,539            7,959
                                                       ===============    =============

 Stockholders' Equity:
    Common Stock                                                     4                4
    Additional paid-in capital                                   2,100            1,142
    Retained earnings                                           13,077           19,766
    Net unrealized gain on investments                             158              253
                                                       ---------------    -------------
         Total stockholders' equity                             15,339           21,165
                                                       ---------------    -------------

         Total liabilities and stockholders' equity    $        25,878    $      29,124
                                                        ==============     ============

                  The accompanying notes are an integral part
                    of these combined financial statements.

                      STRAYER COLLEGE, INC. AND AFFILIATE
                    CONDENSED COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         For the three months        For the six months
                                                                            ended June 30,             ended June 30,
                                                                       ------------------------    ----------------------
                                                                           1995         1996          1995       1996
                                                                         --------     --------      --------   --------
Revenues:
      Tuition                                                          $    9,366   $  11,034      $  19,355  $  22,604
      Fees and other                                                          336         580            982      1,425
                                                                       ----------   ---------      ---------  ---------
                                                                            9,702      11,614         20,337     24,029
                                                                       ----------   ---------      ---------  ---------

Costs and Expenses:
      Instruction and education support                                     3,683       4,521          7,725      9,098
      Selling and promotion                                                   851         755          1,687      1,729
      General and administration                                            3,219       1,904          6,032      4,140
                                                                       ----------   ---------      ---------  ---------
                                                                            7,753       7,180         15,444     14,967
                                                                       ----------   ---------      ---------  ---------

      Income from operations                                                1,949       4,434          4,893      9,062

Investment and other income                                                   184         269            332        377
                                                                       ----------   ---------      ---------  ---------

Net Income                                                             $    2,133   $   4,703      $   5,225  $   9,439
                                                                        =========    ========       ========   ========

Pro forma information (Note 3):
- ------------------------------

      Income taxes                                                                  $   1,839                $   3,691
                                                                                        -----                    -----
      Net income                                                                    $   2,864                $   5,748
                                                                                        =====                    =====
      Net income per share                                                          $    0.39                $    0.78
      Weighted average shares outstanding                                               7,401                    7,401



                  The accompanying notes are an integral part
                    of these combined financial statements.

                      STRAYER COLLEGE, INC. AND AFFILIATE
                   CONDENSED COMBINED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                                            For the six months
                                                                                              ended June 30,
                                                                                 ----------------------------------------
                                                                                    1995                          1996
                                                                                 ----------                    ----------
 Cash flows from operating activities:
     Net income                                                           $        5,225                $        9,439
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                               324                           374
         Changes in assets and liabilities                                         3,660                          (375)
         Student loans originated or acquired                                       (538)                       (1,505)
         Collections on student loans receivable                                     304                           681
         Proceeds from sale of loans                                                 ---                           212
                                                                          ---------------               --------------
            Net cash provided by operating activities                              8,975                         8,826
                                                                          ---------------               --------------

 Cash flows from investing activities:
     Purchases of property and equipment                                            (646)                         (613)
     Purchases of marketable securities                                           (5,277)                       (1,805)
     Sales of marketable securities                                                1,873                         1,251
                                                                          ---------------               ---------------
          Net cash used in investing activities                                   (4,050)                       (1,167)
                                                                          ---------------               ---------------

 Cash flows from financing activities:
     Distributions to stockholders                                                (1,950)                       (3,708)
     Capital contributions                                                         1,100                           ---
                                                                          ---------------               --------------
          Net cash used in financing activities                                     (850)                       (3,708)
                                                                          ---------------               --------------

          Net increase in cash                                                     4,075                         3,951
 Cash and cash equivalents - beginning of period                                   5,564                         8,992
                                                                          --------------                --------------
 Cash and cash equivalents - end of period                                $        9,639                $       12,943
                                                                           -------------                 -------------


                  The accompanying notes are an integral part
                    of these combined financial statements.

                      STRAYER COLLEGE, INC. AND AFFILIATE
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                  INFORMATION AS OF JUNE 30, 1996 IS UNAUDITED
                             (AMOUNTS IN THOUSANDS)



1.       BASIS OF PRESENTATION

         The combined financial statements include the accounts of Strayer College, Inc. and Education Loan Processing, Inc. (collectively "the Companies"), both of which are under the common control of Mr. and Mrs. Ron K. Bailey. All significant intercompany accounts and transactions have been eliminated.

         The results of operations for the three and six months ended June 30, 1995 and 1996 are not necessarily indicative of the result to be expected for the full fiscal year. All information as of June 30, 1996 and for the three and six month periods ended June 30, 1995 and 1996 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the combined financial position, results of operations and cash flows of the Companies.

2.       NATURE OF OPERATIONS

         Strayer College, Inc. ("the College") is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study. The College has eight campuses located in the District of Columbia and Virginia.

         Education Loan Processing, Inc. (ELP) is a finance company that purchases and services student loans, principally for the College. ELP was incorporated in December 1994 and began operations in January 1995.

3.       INCOME TAXES AND PRO FORMA INFORMATION (UNAUDITED)

         The financial statements of the Companies do not include a provision for income taxes because the taxable income of the Companies was included in the income tax returns of the stockholders under the S Corporation elections.

         In connection with the formation of Strayer Education, Inc. ("the Company"), the initial public offering of the Company's common stock ("the Offering"), and the acquisition of the Companies by the Company (see Note 8), the Companies filed elections with the IRS to terminate their status as S Corporation for tax purposes in July 1996. The Company will be subject to federal and state income taxes and will recognize deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires companies subject to income taxes to adjust their deferred tax assets and liabilities based on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. Based upon temporary differences existing as of December 31, 1995 and June 30, 1996, the net deferred income tax assets are insignificant individually and in total.

         The effective pro forma income tax rate differs from the 34% statutory federal rate principally as a result of state income taxes.

         For informational purposes, the condensed combined statements of income for the three and six months ended June 30, 1996 include pro forma information reflecting the following adjustments.

         - Pro forma income taxes reflect the application of statutory corporate income tax rates to the net income of the Companies as if the termination of the Corporation status of the Companies had occurred on January 1, 1996. The effective derived income tax rate for the three and six month periods ended June 30, 1996 was 39.1%.

         - Pro forma net income per share and weighted average shares outstanding reflect the acquisition of the College by the Company in exchange for 5,999,000 shares of common stock, as if it had occurred on January 1, 1996. Subsequent to the closing of the Offering, the Company made a distribution to the stockholders of the College in respect of earnings previously subject to income tax during the College's period as an S Corporation (the "S Corp Distribution" - see Note 8). Therefore, pro forma earnings per share and weighted average shares outstanding also give effect to the increase in the number of shares which, when multiplied by the net per share proceeds of the Offering, would have been necessary to fund distributions to the stockholders, including the S Corp Distribution, during the previous months, to the extent that such distributions exceeded net income during the same 12 months. Historical net income per share of the Companies have not been presented because such amounts are not meaningful in light of the transactions described above.

4.       CONTINGENCIES

         Federal Financial Assistance Programs

         The College participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of any future audit adjustments will not have a material adverse effect on the Companies' financial position, results of operations or cash flows.

5.       SUBSEQUENT EVENTS

         Immediately prior to the closing of the Company's initial public offering on July 30, 1996, the Company acquired the common stock of the College from the former stockholders in exchange for 5,999,000 shares of the Company's common stock. The Company made the S Corp Distribution of $19,838,000 from the proceeds of the Offering to the former stockholders of the College representing the amount of accumulated earnings of the College during its period as an S Corporation. An additional $1,059,000 from the proceeds of the Offering was paid to the former stockholders in connection with the acquisition of ELP.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ materially from those expressed in or implied by such statements. These statements should be read in the context of those factors discussed under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-3967) declared effective by the Securities and Exchange Commission on July 25, 1996.

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Revenues. Tuition revenue increased 17.8% from $9.4 million in the second quarter of 1995 to $11.0 million for the second quarter of 1996, due to a 10% increase in the number of students and a 7% tuition increase effective for 1996. Fees and other revenue increased 72.6% from $.3 million in the 1995 quarter to $.5 million in the 1996 quarter, principally as a result of the increase in the number of students in the 1996 quarter.

         Instruction and educational support expense. Instruction and educational support expense increased 22.7% from $3.7 million in the second quarter of 1995 to $4.5 million in the second quarter of 1996. The increase was primarily attributable to an increase in library costs associated with a new computer system providing students with access to substantially more resource materials, increased financial aid costs due to the engagement of an outside contractor to manage the student loan default rate and improve financial aid administration and increased physical plant and occupancy costs resulting from the relocation of the Woodbridge campus to a new and larger facility with a higher lease rate.

         Selling and promotion expense. Selling and promotion expense decreased 11.4% from $.9 million in the second quarter of 1995 to $.8 million in the second quarter of 1996, due to lower advertising costs, particularly for television advertising.

         General and administration expense. General and administration expense decreased 40.8% from $3.2 million in the second quarter of 1995 to $1.9 million in the second quarter of 1996, due principally to the elimination of bonuses payable to Ron K. Bailey, president of the Company. Prior to 1996, general and administrative expense included bonuses paid to Mr. Bailey in amounts sufficient to pay the income taxes of Mr. and Mrs. Bailey as sole shareholders of the Company while it was a Subchapter S corporation for income tax purposes. Beginning in 1996, these amounts were paid to Mr. and Mrs. Bailey as distributions to shareholders (not reflected in general and administrative expense) and not to Mr. Bailey as bonuses. Excluding the bonus of $1.8 million paid to Mr. Bailey in the second quarter of 1995, general and administration expense would have increased 30.3% from $1.5 million in the 1995 quarter to $1.9 million in the 1996 quarter. The principal reasons for the change were the addition of personnel in the areas of human resources, facilities management and administration and the effects of a 7% pay increase implemented in the fourth quarter of 1995.

         Income from operations. Income from operations increased 127.6% from $1.9 million in the second quarter of 1995 to $4.4 million in the second quarter of 1996. Excluding the bonus of $1.8 million paid to Mr. Bailey in the 1995 quarter, income from operations would have increased 19.9% from the 1995 quarter to the 1996 quarter.

         Net income. Net income increased 120.5% from $2.1 million in the second quarter of 1995 to $4.7 million in the second quarter of 1996.
Excluding the bonus of $1.8 million paid to Mr. Bailey in the 1995 quarter, net income would have increased 21.1% from the 1995 quarter to the 1996 quarter.

 SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Revenues. Tuition revenue increased 16.8% from $19.4 million in the six months ended June 30, 1995 to $22.6 million in the six months ended June 30, 1996, due to a 9% increase in the number of students and a 7% tuition increase effective for 1996. Fees and other revenue increased 45.1% from $1.0 million in the 1995 period to $1.4 million in the 1996 period, principally as a result of the increase in the number of students in the 1996 period.

         Instruction and educational support expense. Instruction and educational support expense increased 17.8% from $7.7 million in the 1995 period to $9.1 million in the 1996 period. The increase was primarily attributable to an increase in library costs associated with a new computer system providing students with access to substantially more resource materials, increased financial aid costs due to the engagement of an outside contractor to manage the student loan default rate and improve financial aid administration and increased physical plant and occupancy costs resulting from the relocation of the Woodbridge campus to a new and larger facility with a higher lease rate.

         Selling and promotion expense. Selling and promotion expense was relatively unchanged from the 1995 period to the 1996 period.

         General and administration expense. General and administration expense decreased 31.4% from $6.0 million in the 1995 period to $4.1 million in the 1996 period, due principally to the elimination of bonuses payable to Ron
K. Bailey, as discussed above. Excluding the bonus of $3.4 million paid to Mr. Bailey in the 1995 period, general and administration expenses would have increased 57.3% from $2.6 million in the 1995 period to $4.1 million in the 1996 period. The principal reasons for the change were the addition of personnel in the areas of human resources, facilities management and administration and the effects of a 7% pay increase implemented in the fourth quarter of 1995.

         Income from operations. Income from operations increased 85.2% from $4.9 million in the 1995 period to $9.1 million in the 1996 period. Excluding the bonus of $3.4 million paid to Mr. Bailey in the 1995 period, income from operations would have increased 9.2% from the 1995 period to the 1996 period.

         Net income. Net income increased 80.7% from $5.2 million in the 1995 period to $9.4 million in the 1996 period. Excluding the bonus of $3.4 million paid to Mr. Bailey in the 1995 period, net income would have increased 9.4% from the 1995 period to the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

         Since its acquisition by Ron K. Bailey in 1989, the Company has financed its activities through cash generated from operations. At June 30, 1996, the College had available cash, cash equivalents and marketable securities of $17.2 million. On July 30, 1996, the Company completed an initial public offering of its common stock, resulting in net proceeds to the Company of approximately $31.3 million. After application of the proceeds, the Company had available cash, cash equivalents and marketable securities of $27.5 million. The Company believes that this amount, together with cash generated from operations, will be sufficient to meet its anticipated operating cash requirements, including the funding of student loans and any acquisition of campuses, for at least the next 24 months. If the College determines to acquire a campus facility, it may finance the acquisition with indebtedness.

                          PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

                 None

ITEM 2.          CHANGES IN SECURITIES.

                 None

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

                 None

ITEM 4.          SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

                 None

ITEM 5.          OTHER INFORMATION.

                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  The following are annexed as Exhibits:

         Exhibit Number                    Description
         --------------                    -----------

              27.2                         Financial Data Schedule

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STRAYER EDUCATION, INC.



Date:      September 4, 1996           By:       /s/ Harry T, Wilkins
                                             -------------------------------
                                             Harry T. Wilkins
                                             Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT NUMBER                    DESCRIPTION                                                          PAGE
- --------------                    -----------                                                          ----
      27.2                        Financial Data Schedule