Form 10-Q
period 1996-09-30
STRAYER EDUCATION INC
filed 1996-11-05
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                            STRAYER EDUCATION, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)

                         COMMISSION FILE NUMBER 0-21039

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

                          COMMON STOCK, $.01 PAR VALUE

                                TITLE AND CLASS

     Indicate by check mark whether the registrant (1) has filed all reports required to be filled by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] The Registrant became subject to such filing requirements on July 25, 1996.

     As of September 30, 1996, there were outstanding 9,450,000 shares of Common Stock, par value $.01 per share, of the Registrant.

                            STRAYER EDUCATION, INC.
                                     INDEX
                                   FORM 10-Q

PART I -- FINANCIAL INFORMATION

     Item 1. Financial Statements
          Condensed Balance Sheets at December 31, 1995 and September 30, 1996.........     3
          Condensed Statements of Income for the three and nine month periods ended
         September 30, 1995 and 1996...................................................     4
          Condensed Statements of Cash Flows for nine month periods ended September 30,
         1995 and 1996.................................................................     5
          Notes to Condensed Financial Statements......................................     6
     Item 2. Management's Discussion and Analysis of Financial Condition and Results
       of Operations...................................................................     9

PART II-- OTHER INFORMATION

     Item 1-6. Exhibits and Reports on Form 8-K........................................    11
SIGNATURES.............................................................................    12
INDEX TO EXHIBITS......................................................................    13

                            STRAYER EDUCATION, INC.
                                 BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                                                       SEPTEMBER
                                                                      DECEMBER 31,        30,
                                                                          1995           1996
                                                                      ------------    -----------
                                                                                      (UNAUDITED)
Current Assets:
     Cash and cash equivalents.....................................     $  8,992        $15,633
     Investments in marketable securities available for sale, at
      market.......................................................          498          2,400
     Short-term investments -- restricted..........................          720          3,784
     Tuition receivable, net.......................................        7,873          6,477
     Inventories...................................................          725            546
     Deferred income taxes.........................................       --                 79
     Other current assets..........................................           58            255
                                                                      ----------      ---------
          Total current assets.....................................       18,866         29,174
     Student loans receivable, net.................................          932          2,263
     Property and equipment, net...................................        2,874          3,539
     Investments in marketable securities available for sale, at
      market.......................................................        3,134         12,193
     Other.........................................................           72            200
                                                                      ----------      ---------
          Total assets.............................................     $ 25,878        $47,369
                                                                      ==========      =========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable........................................     $    360        $ 1,314
     Accrued expenses..............................................          542            390
     Unearned tuition..............................................        9,504         12,788
     Other current liabilities.....................................          133            118
                                                                      ----------      ---------
          Total current liabilities................................       10,539         14,610
                                                                      ----------      ---------
Other liabilities, including deferred income taxes.................       --                171
                                                                      ----------      ---------
Stockholders' Equity:
     Common Stock..................................................            4             95
     Additional paid-in capital....................................        2,100         31,075
     Retained earnings.............................................       13,077          1,243
     Net unrealized gains on investments...........................          158            175
                                                                      ----------      ---------
          Total stockholders' equity...............................       15,339         32,588
                                                                      ----------      ---------
          Total liabilities and stockholders' equity...............     $ 25,878        $47,369
                                                                      ==========      =========

   The accompanying notes are an integral part of these financial statements.

                            STRAYER EDUCATION, INC.
                    UNAUDITED CONDENSED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FOR THE THREE
                                                           MONTHS             FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                                     -------------------      --------------------
                                                      1995         1996        1995         1996
                                                     -------      ------      -------      -------
Revenues:
     Tuition......................................   $ 6,616      $7,669      $25,970      $30,273
     Fees and other...............................       605         636        1,588        2,061
                                                     -------      ------      -------      -------
                                                       7,221       8,305       27,558       32,334
                                                     -------      ------      -------      -------
Costs and expenses:
     Instruction and educational support..........     4,173       4,055       11,897       13,153
     Selling and promotion........................     1,299       1,344        2,986        3,073
     General and administration...................     2,841       1,924        8,874        6,095
                                                     -------      ------      -------      -------
                                                       8,313       7,323       23,757       22,321
                                                     -------      ------      -------      -------
     Income (loss) from operations................    (1,092)        982        3,801       10,013
Investment and other income.......................       210         380          542          756
                                                     -------      ------      -------      -------
     Income (loss) before income taxes............      (882)      1,362        4,343       10,769
                                                     -------      ------      -------      -------
Provision for income taxes:
     Current......................................                   127                       127
     Deferred.....................................                   (79)                      (79)
                                                                  ------                   -------
                                                                      48                        48
                                                     -------      ------      -------      -------
Net income (loss).................................   $  (882)     $1,314      $ 4,343      $10,721
                                                     =======      ======      =======      =======
Pro forma information (Note 3):
     Income taxes.................................                   491                     4,170
                                                                  ------                   -------
     Net income...................................                $  823                   $ 6,551
                                                                  ======                   =======
     Primary net income per share.................                $ 0.09                   $  0.82
     Weighted average shares outstanding..........                 9,043                     7,948

   The accompanying notes are an integral part of these financial statements.

                            STRAYER EDUCATION, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                                                   FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                -------------------------------
                                                                 1995                    1996
                                                                -------                --------
Cash flows from operating activities
     Net income..............................................   $ 4,343                $ 10,721
     Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation and amortization......................       502                     630
          Deferred income taxes..............................        --                     (79)
          Changes in assets and liabilities..................     8,672                   5,381
          Student loans originated or acquired...............    (1,033)                 (2,535)
          Collections on student loans receivable............       293                     992
          Proceeds from sale of loans........................        --                     212
                                                                -------                --------
          Net cash provided by operating activities..........    12,777                  15,322
                                                                -------                --------
Cash flows from investing activities:
     Purchases of property and equipment.....................      (843)                 (1,295)
     Purchases of marketable securities......................    (5,387)                (34,388)
     Sales of marketable securities..........................     2,821                  20,491
                                                                -------                --------
          Net cash used in investing activities..............    (3,409)                (15,192)
                                                                -------                --------
Cash flows from financing activities:
     Distributions to stockholders...........................    (2,550)                (23,742)
     Net proceeds from sale of common stock..................     1,700                  31,313
     Acquisition of Education Loan Processing, Inc...........                            (1,060)
                                                                -------                --------
          Net cash (used in) provided by financing
            activities.......................................      (850)                  6,511
                                                                -------                --------
          Net increase in cash...............................     8,518                   6,641
Cash and cash equivalents -- beginning of period.............     5,564                   8,992
                                                                -------                --------
Cash and cash equivalents -- end of period...................   $14,082                $ 15,633
                                                                =======                ========

   The accompanying notes are an integral part of these financial statements.

                            STRAYER EDUCATION, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Information as of September 30, 1995 and 1996 is unaudited.

1.  ORGANIZATION

     Strayer Education, Inc. (Company) was formed on May 10, 1996, as a Maryland corporation, and was capitalized on May 15, 1996 with cash of $1,000. The Company commenced operations on July 25, 1996.

     On July 30, 1996, the Company completed an initial public offering of its common stock. The Company sold 3,450,000 shares in the Offering at a price of $10 per share. Net proceeds to the Company were $31,312,000. Prior to the closing of the Offering, the Company exchanged 5,999,000 shares of its common stock for 100% of the outstanding common stock of Strayer College, Inc. (the College). The College is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its eight campuses in the District of Columbia and Virginia.

     Approximately $19,838,000 of the net proceeds of the Offering were paid to the stockholders of the College as a distribution of earnings on which the stockholders had previously paid income taxes during the period the College was an S Corporation.

     Contemporaneously with the closing of the initial public offering, the Company acquired Education Loan Processing, Inc. (ELP) at a purchase price of $1,060,000, ELP's net book value. ELP was wholly owned by a stockholder of the Company and was established to purchase and service student loans from the College. Under generally accepted accounting principles, ELP's basis in its assets and liabilities were carried over to the Company and the operations of ELP and the Company were retroactively combined in a manner similar to a pooling of interest, because this acquisition is a combination of entities under common control.

     Consistent with the financial statements included in the Company's prospectus and the reorganization of the Company in connection with the completion of the public offering, the 1995 financial statements are presented on a combined basis and the 1996 financial statements are presented on a consolidated basis. The accompanying 1996 financial statements include the accounts of the Company, the College and ELP. All significant intercompany accounts and transactions have been eliminated. The Company, the College and ELP are referred to collectively herein as the "Companies."

     The results of operations for the three and nine months ended September 30, 1995 and 1996 are not necessarily indicative of the result to be expected for the full fiscal year. All information as of September 30, 1996, and for the three and nine month periods ended September 30, 1995 and 1996 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed financial position, results of operations and cash flows of the Companies.

2.  STOCK OPTION PLAN

     In July 1996, the Company set aside 1,000,000 shares of common stock for shares to be issued under a plan that provided for the grant of options intended to qualify as incentive stock options, and provided for the grant of non-qualifying options to directors and employees of the Company. Options may be granted to eligible employees of the Company at the discretion of the Board of Directors, at option prices based on the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors.

     On July 24, 1996, the Board of Directors granted options to acquire 663,136 shares of stock at the initial offering price of $10.00 per share to all full-time employees with at least one year of service, and to all members of the Board of Directors. The options vest in three equal annual installments beginning on July 25, 1997.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No. 123), which encourages companies to adopt a fair value method of accounting for employee stock options and similar equity instruments. The fair value

                            STRAYER EDUCATION, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Information as of September 30, 1995 and 1996 is unaudited.

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

3.  INCOME TAXES AND PRO FORMA INFORMATION (UNAUDITED)

     The financial statements of the College and ELP did not include a provision for income taxes before the initial public offering because the taxable income of the Companies was included in the income tax returns of the stockholders under the S Corporation elections.

     In connection with the formation of the Company and the initial public offering, the College and ELP filed elections with the IRS to terminate their status as S Corporations for tax purposes in July 1996. Thereafter, the Companies are subject to federal and state income taxes and will recognize deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires companies subject to income taxes to adjust their deferred tax assets and liabilities based on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. Included in the accompanying Balance Sheet at September 30, 1996, is a deferred tax asset of $79,000, representing future tax benefits to be derived from temporary differences related to property and equipment and allowances for uncollectible tuition receivable. In addition, other liabilities includes $111,000 of deferred income taxes related to net unrealized gains on investments.

     The difference between the federal statutory tax rate of 34% and the effective tax rates for the periods presented is principally attributed to income earned during the periods prior to revocation of S Corporation status.

     For informational purposes, the condensed consolidated statements of income for the three and nine months ended September 30, 1996 include pro forma information reflecting the following adjustments.

          - Pro forma income taxes reflect the application of statutory corporate income tax rates to the net income of the Companies as if the termination of the Corporation status of the Companies had occurred on January 1, 1996. The effective derived income tax rate for the three and nine month periods ended September 30, 1996 was 39.1%. The effective pro forma income tax rate differs from the 34% statutory federal rate principally as a result of state income taxes.

          - Pro forma net income per share and weighted average shares outstanding reflect the acquisition of the College by the Company in exchange for 5,999,000 shares of common stock, as if it had occurred on January 1, 1996. Subsequent to the closing of the Offering, the Company made a distribution to the stockholders of the College in respect of earnings previously subject to income tax during the College's period as an S Corporation (the "S Corp. Distribution"). Therefore, pro forma earnings per share and weighted average shares outstanding also give effect to the increase in the number of shares which, when multiplied by the net per share proceeds of the Offering, would have been necessary to fund distributions to the stockholders, including the S Corp Distribution, during the previous 12 months, to the extent that such distributions exceeded net income during the same 12 months. Historical net income per share of the Companies have not been presented because such amounts are not meaningful in light of the transactions described above.

                            STRAYER EDUCATION, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Information as of September 30, 1995 and 1996 is unaudited.

4.  CONTINGENCIES

     The Company participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of any future audit adjustments will not have a material adverse effect on the Companies' financial position, results of operations or cash flows.

5.  SHORT-TERM INVESTMENTS -- RESTRICTED

     Students receiving federal financial assistance are required to meet certain eligibility requirements prior to receiving such assistance. Short-term investments -- restricted includes $2,985,000 of student financial assistance receipts for students who had not met the eligibility requirements at September 30, 1996.

6.  SUBSEQUENT EVENT

     The Company's Board of Directors declared a dividend of $.0625 per share to shareholders of record as of October 7, 1996.

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

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenues. Tuition revenue increased 15.9% from $6.6 million in the third quarter of 1995 to $7.7 million for the third quarter of 1996, principally due to an 8% increase in the number of students and a 7% tuition increase effective for 1996. Fees and other revenue increased 5.1% from $605,000 in the 1995 quarter to $636,000 in the 1996 quarter, principally as a result of the increase in the number of students in the 1996 quarter.

     Instruction and educational support expense. Instruction and educational support expense decreased 2.9% from $4.2 million in the third quarter of 1995 to $4.1 million in the third quarter of 1996. The decrease was primarily attributable to a large expenditure in the summer of 1995 to upgrade the College's computer labs network.

     Selling and promotion expense. Selling and promotion expense increased 3.5% from 1995 to 1996, due to slightly higher advertising costs, particularly for television advertising.

     General and administration expense. General and administration expense decreased 32.3% from $2.8 million in the third quarter of 1995 to $1.9 million in the third quarter of 1996, due principally to the elimination of bonuses payable to Ron K. Bailey, president of the Company. Prior to 1996, general and administrative expense included bonuses paid to Mr. Bailey in amounts sufficient to pay the income taxes of Mr. and Mrs. Bailey as sole stockholders of the Company while it was an S corporation for income tax purposes. Beginning in 1996, these amounts were paid to Mr. and Mrs. Bailey as distributions to stockholders (not reflected in general and administrative expense) and not to Mr. Bailey as bonuses. Excluding the bonus of approximately $1.7 million paid to Mr. Bailey in the third quarter of 1995, general and administration expense would have increased 58.0% from $1.2 million in the 1995 quarter to $1.9 million in the 1996 quarter. The principal reasons for the change were the addition of personnel in the areas of human resources, facilities management and administration and the effects of a 7% pay increase implemented in the fourth quarter of 1995.

     Income from operations. Operating income increased $2.1 million, from a $1.1 million loss in the third quarter of 1995 to $1.0 million of income in the third quarter of 1996. Excluding the bonus of $1.7 million paid to Mr. Bailey in the 1995 quarter, income from operations would have increased 67.0% from the 1995 quarter to the 1996 quarter.

     Net income. Net income increased $2.2 million, from a $.9 million loss in the third quarter of 1995 to $1.3 million of income in the third quarter of 1996. Excluding the bonus of $1.7 million paid to Mr. Bailey in the 1995 quarter, net income would have increased 62.5% from the 1995 quarter to the 1996 quarter.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

     Revenues. Tuition revenue increased 16.6% from $26.0 million in the nine months ended September 30, 1995 to $30.3 million in the nine months ended September 30, 1996, due to a 9% increase in the number of students and a 7% tuition increase effective for 1996. Fees and other revenue increased 29.8% from $1.6 million in the 1995 period to $2.1 million in the 1996 period, principally as a result of the increase in the number of students in the 1996 period.

     Instruction and educational support expense. Instruction and educational support expense increased 10.5% from $11.9 million in the 1995 period to $13.2 million in the 1996 period. The increase was primarily attributable to an increase in library costs associated with a new computer system providing students with access to substantially more resource materials, increased financial aid costs due to the engagement of an outside contractor to manage the student loan default rate and improve financial aid administration, and increased physical plant and occupancy costs resulting from the relocation of the Woodbridge campus to a new and larger facility with a higher lease rate.

     Selling and promotion expense. Selling and promotion expense increased 2.9% in the 1996 period, from $3.0 million in 1995 to $3.1 million in 1996, due to higher advertising costs, particularly for television advertising.

     General and administration expense. General and administration expense decreased 31.3% from $8.9 million in the 1995 period to $6.1 million in the 1996 period, due principally to the elimination of bonuses payable to Ron K. Bailey, as discussed above. Excluding the bonus of $5.1 million paid to Mr. Bailey in the 1995 period, general and administration expenses would have increased 59.4% from $3.8 million in the 1995 period to $6.1 million in the 1996 period. The principal reasons for the change were the addition of personnel in the areas of human resources, facilities management and administration and the effects of a 7% pay increase implemented in the fourth quarter of 1995.

     Income from operations. Income from operations increased 163.4% from $3.8 million in the 1995 period to $10.0 million in the 1996 period. Excluding the bonus of $5.1 million paid to Mr. Bailey in the 1995 period, income from operations would have increased 13.1% from the 1995 period to the 1996 period.

     Net income. Net income increased 146.9% from $4.3 million in the 1995 period to $10.7 million in the 1996 period. Excluding the bonus of $5.1 million paid to Mr. Bailey in the 1995 period, net income would have increased 14.1% from the 1995 period to the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

     Since its acquisition by Ron K. Bailey in 1989, the College financed its activities through cash generated from operations. On July 30, 1996, the Company completed an initial public offering of its common stock, resulting in net proceeds to the Company of approximately $31.3 million. At September 30, 1996, the Company had available cash, cash equivalents and marketable securities of $30.2 million. The Company believes that this amount, together with cash generated from operations, will be sufficient to meet its anticipated operating cash requirements for at least the next 24 months. In addition, the Company has set aside approximately $3 million for the planned acquisition of the Loudoun campus facility which it expects to complete by December 1996. If the Company elects to acquire an additional campus facility, it may finance the acquisition with indebtedness.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None

ITEM 2.  CHANGES IN SECURITIES.

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: The following are annexed as Exhibits:

EXHIBIT NUMBER                                DESCRIPTION
--------------         ---------------------------------------------------------
     11                Earnings Per Share Calculation
     27.2              Financial Data Schedule

     (b) Reports on Form 8-K:

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

                                                 STRAYER EDUCATION, INC.

                                                   /s/ HARRY T. WILKINS
                                          --------------------------------------
                                                     Harry T. Wilkins
                                                 Chief Financial Officer
                                                  Date: November 5, 1996

                               INDEX TO EXHIBITS

EXHIBIT NUMBER                                  DESCRIPTION                                  PAGE
--------------    ------------------------------------------------------------------------   ----
     11           Earnings Per Share Calculation..........................................    14
     27.2         Financial Data Schedule.................................................    15