Form 10-K
period 1996-12-31
STRAYER EDUCATION INC
filed 1997-03-26
CIK 1013934

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                                 ----------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission file number: 0-21039

                           STRAYER EDUCATION, INC.
           (Exact name of registrant as specified in its charter)

                                 ----------

         MARYLAND                                          52-1975978
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

            1025 FIFTEENTH STREET, N.W., WASHINGTON, D.C.  20005
                  (Address of principal executive offices)

     REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (202) 408-2424

                                 ----------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      None                                            None
(Title of class:)                  (Name of each exchange on which registered:)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        Common Stock, $.01 par value
                              (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.  X Yes    No
                                          ---    ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock held by non-affiliates of Registrant is $87,727,860 (based upon the last sale price of the Common Stock as reported on the Nasdaq National Market System on March 18, 1997). The number of shares of Common Stock outstanding as of March 18, 1997 was 9,450,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Registrant's Definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant's 1996 fiscal year) are incorporated by reference into Part III of this Report.

                                     PART I

ITEM I.  BUSINESS.

OVERVIEW

         Strayer Education, Inc. (the "Company"), through its wholly-owned subsidiary, Strayer College, Inc. ("Strayer" or the "College") is a regional proprietary institution of higher education that offers undergraduate and graduate degree programs to more than 8,000 students at eight campuses in Washington, D.C. and Northern Virginia. In early 1996, the College received state approval to operate its first degree-granting campus in Maryland and the College will begin offering classes at its ninth campus in Prince George's County, Maryland in the 1997 Spring quarter. The College is accredited by the Commission on Higher Education of the Middle States Association of Colleges and Schools ("Middle States"), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education. The majority of Strayer students are working adults pursuing their first college degree to improve their job skills and advance their careers. Of students enrolled in Strayer programs at the beginning of the 1996 Fall quarter, approximately 60% were age 30 or over and approximately 64% were engaged in a part-time course of study. The College considers a full-time student to be one who completes 13.5 course credits in an academic quarter. In the 1996 Fall quarter, Strayer students completed an average of 9.1 course credits.

         Upon completion of the Company's initial public offering in July 1996, the Company acquired the College and Education Loan Processing, Inc. ("ELP"), a finance company that purchases and services student loans, principally for the College, and administers the Strayer Education Loan Program (the "SEL Program").

CAMPUS ORGANIZATION

         The College organizes its academic programs and administrative operations on a decentralized campus basis to increase its responsiveness to student needs. A Campus Dean and a Campus Coordinator oversee the academic and administrative functions, respectively, at each campus. Each campus is staffed with personnel performing admissions, academic counseling, financial aid and career development functions.

         A learning resources center at each campus supports the College's instructional programs. Each learning resources center contains a library and computer laboratories and is operated by a full-time manager and support staff.

CURRICULUM

         The College offers a business-oriented curriculum to equip students with specialized knowledge and skills for careers in business, industry and government. The Academic Curriculum Committee reviews and revises the College's course offerings periodically to improve the educational programs and respond to changing and competitive job markets. The College formed a Curriculum Advisory Board in 1993 to support the program evaluation process. The Curriculum Advisory Board consists of College faculty, current and former Strayer students, and representatives of more than 20 private and federal sector employers in the greater Washington, D.C. area. The Curriculum Advisory Board also studies the career progress of College alumni. The College uses these studies to make decisions about curriculum development, resource allocation and faculty appointments.

         The College offers programs in the following areas:


         BACHELOR OF SCIENCE (B.S.) DEGREE             MASTER OF SCIENCE (M.S.) DEGREE
         ---------------------------------             -------------------------------

         Accounting                                    Business Administration
         Business Administration                       Information Systems
         Computer Information Systems                  Professional Accounting
         Economics


         ASSOCIATE IN ARTS (A.A.) DEGREE               DIPLOMA (CAREER DIVISION)
         -------------------------------               -------------------------

         Accounting                                    Computer Information Systems
         Business Administration
         Computer Information Systems
         Economics
         General Studies
         Marketing

         Each undergraduate degree program emphasizes oral and written communication skills as well as mathematics and various disciplines in the humanities and social sciences. In addition to its degree and diploma programs, the College offers classes to non-degree, non-program students wishing to take courses for personal or professional enrichment.

         Although all of the College's programs and courses are offered at each campus, the College adapts its offerings to the preferences of the student population at each location. In addition, Strayer students may enroll in courses at more than one campus. The following table shows Strayer's enrollment by major, program and campus location at the beginning of the 1996 Fall quarter:

                      COLLEGE ENROLLMENT BY MAJOR, PROGRAM
                    AND CAMPUS LOCATION -- 1996 FALL QUARTER


------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Campus
                                                                                     ------

Major                     Washington,   Takoma
-----                     -----------   ------
                Program      D.C.        Park    Arlington   Alexandria   Woodbridge    Loudoun   Manassas   Fredericksburg   Total
                -------      ----        ----    ---------   ----------   ----------    -------   --------   --------------   -----

Accounting....... AA           47         19       6           12             9               9         8           16        126
                  BS          138         43      76           69            84              54        83           59        606
                  MS           26         10      25           11            14               7         9            5        107

Business          AA          156         42      33           27            29              33        23           56        399
Administration... BS          309        113     201          206           211             179       197          170       1586
                  MS           97         51     119           66            62              46        50           60        551


Computer          *            77         85      36           60            83              43        69           65        518
Information       AA          211        104      55           61            72              52        41           73        669
Systems.......... BS          356        159     282          408           361             259       276          201       2302


Information
Systems.......... MS           43         21      71           65            82              58        48           43        431

Economics........ AA            3          0       1            0             0               1         0            0          5
                  BS           13         10       4            7             3               0         0            0         37

General
Studies.......... AA           27          3      19           15             7               2         6            2         81

Marketing........ AA           14          1       0            0             0               0         2            0         17

Non-Degree/
Non-Program**.... ---         186        113      94           92            40             128        61           23        737
                            -----       ----    ----         ----          ----            ----      ----         ----       ----

Total Enrollment.            1703        774    1022         1099          1057             871       873          773       8172
                            =====       ====    ====         ====          ====            ====      ====         ====       ====
------------------------------------------------------------------------------------------------------------------------------------

----------------
*  Diploma  Program.
** Includes undeclared majors.

         The College allows students to apply credits earned in one program toward attainment of a more advanced degree. For example, a student originally pursuing a Diploma in Computer Information Systems can extend his original objective by taking additional courses leading to an A.A. degree in Computer Information Systems, a B.S. degree in Computer Information Systems, and ultimately an M.S. degree in Information Systems. The curriculum design provides students a level of competency and a measure of attainment in the event they interrupt their education or choose to work in their field of concentration prior to obtaining their final degree.

         The following table illustrates the number and type of degrees granted in each of the last five years:

                         DEGREES AND DIPLOMAS CONFERRED
                          FOR THE YEARS 1992 TO 1996

  Year
 ended
------------
                  June 30, 1992     June 30, 1993     June 30, 1994     June 30, 1995     June 30, 1996
                  -------------     -------------     -------------     -------------     -------------

Diploma
Program                  714               826               702               652               368

Associate's
Degrees                  129               168               217               239               248

Bachelor's
Degrees                  398               453               673               787               823

Master's
Degrees                  161               193               290               293               278
                  ----------        ----------        ----------        ----------        ----------

TOTAL                  1,402             1,640             1,882             1,971             1,717
                  ==========        ==========        ==========        ==========        ==========


FACULTY

         The College seeks to appoint faculty who hold appropriate academic credentials, are dedicated, active professionals in their field, and are committed to teaching working adults. In accordance with its educational mission, the College focuses the efforts of its faculty on teaching. The normal load for a full-time faculty member is four courses per quarter for each of three quarters, or 12 courses per academic year. With the approval of the Campus Deans, faculty members may teach a fifth course per quarter and extra courses during the summer quarter for additional compensation. The College requires full-time faculty members to hold counseling hours at least two hours per week for each course they teach.

         Strayer provides financial support for faculty members seeking to update their skills and knowledge. The College maintains a tuition plan that reimburses instructors enrolled in advanced degree programs for one-half of their tuition charges. Strayer conducts annual in-house faculty workshops in each discipline. The College also fully reimburses its faculty for their costs in receiving computer-related instruction and training to keep current in information technology developments.

ACCREDITATION AND APPROVALS

         The College has been accredited by Middle States, an accrediting agency recognized by the Department of Education, since 1981. Accreditation is a system for recognizing educational institutions and their programs for a performance, integrity and quality that entitles them to the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, evaluate institutions and professional programs for accreditation, and publicly designate those which meet their criteria. Accredited schools are subject to periodic review by accrediting bodies to ensure that the schools maintain the performance, integrity and quality required for accreditation.

         Middle States reaffirmed the College's accreditation in 1995. The College is required to submit an interim status report to Middle States in April 1997, and the next scheduled evaluation visit by Middle States is currently set for the academic year 1999-2000.

         Middle States is the same accrediting agency that grants institutional accreditation to other degree-granting public and private colleges and universities in its region. Accreditation by Middle States is an important attribute of the College. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate's credentials, and parents and high school counselors look to accreditation for assurance that an institution has quality educational standards. Moreover, scholarship commissions often restrict their awards to students attending accredited institutions, and institutional accreditation is necessary to qualify for eligibility for federal student financial assistance.

         The College is authorized to offer its programs by the D.C. Education Licensure Commission, the Virginia State Council of Higher Education and the Maryland Higher Education Commission.

         The College is authorized by the Immigration and Naturalization Service of the U.S. Department of Justice to admit foreign students. The College also employs certain foreign faculty members and administrators in accordance with U.S. immigration laws. In addition, Strayer is approved for the education of veterans and members of the selective reserve and their dependents, as well as for the rehabilitation of handicapped students. Approximately 7% of the College's students are veterans or reservists.

STUDENT CHARACTERISTICS

         The College's students are primarily working adults. At the beginning of the 1996 Fall quarter, approximately 64% of the enrollment consisted of part-time students, approximately 79% attended classes at night or on weekends, and approximately 55% were women. The approximate age distribution of the students was as follows:


         AGE                                                                 PERCENTAGE OF STUDENTS
         ---                                                                 ----------------------

         21 or under  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8%
         22 to 29 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           31%
         30 to 39 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           37%
         40 to 49 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19%
         50 or over . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4%
         Age unknown  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1%

         At the beginning of the 1996 Fall quarter, approximately 66% of the College's enrollment consisted of Virginia residents. Maryland residents and District of Columbia residents accounted for 22% and 12% of the enrollment, respectively. Reflecting the attraction of the greater Washington, D.C. area for international students, students from over 50 countries collectively represented 9% of the 1996 Fall quarter enrollment.

STUDENT RECRUITMENT

         The College focuses its recruitment efforts on attracting students with the motivation and ability to complete its business-oriented educational programs. To generate interest among potential students, Strayer's marketing staff primarily employs direct mailings and television, radio and newspaper advertising. The College monitors the effectiveness of its various marketing efforts in producing student enrollment. Referrals constitute the most important source of inquiries from potential students.

         The marketing department tracks and forwards to the College's admissions representatives responses to its direct mail and advertising campaigns. Admissions representatives at each campus pursue expressions of interest in Strayer by arranging interviews for prospective students. The representatives also conduct campus tours and otherwise assist prospective students in the application process. At December 31, 1996, the College employed 43 admissions representatives.

         The College has entered into articulation agreements with Germanna Community College, Northern Virginia Community College and Prince George's Community College to facilitate enrollment of students seeking to transfer course credits earned at these institutions. The College sponsors recruitment events at the campuses of each of these community colleges.

STUDENT ADMISSIONS

         The College seeks to ensure that incoming students have the necessary academic background to succeed in their course of study at Strayer. Students attending the College's undergraduate programs must possess a high school diploma or a General Educational Development Certificate. All students must also pass placement exams or submit acceptable standardized test scores. For admission to the College's degree programs, students must attain a certain level of proficiency in English and mathematics. Students attending the College's graduate programs must have a bachelor's degree from an accredited institution. If a student's undergraduate major varies widely from the student's proposed graduate course of study, certain undergraduate foundation courses may be necessary for admission to some of the highly technical courses offered at the graduate level.

         International students applying for admission must meet the same admission requirements as other students. Those students whose native language is not English must provide evidence that they are able to use the English language with sufficient facility to do college-level work in an English-speaking institution.

TUITION AND FEES

         Strayer charges tuition by the credit hour.  All courses offered are
4.5 credit hours. As of January 1, 1997, undergraduate, full-time students are charged at the rate of $170 per credit hour. Undergraduate, part-time students are charged at the rate of $180 per credit hour. Courses in graduate programs are charged at the rate of $240 per credit hour. Accordingly, a full-time student seeking to obtain a bachelor's degree in four years currently would pay approximately $7,650 per year in tuition. The College implemented tuition increases of 7.7%, 7.1% and 6.3% in 1994, 1995 and 1996, respectively.

         Generally, tuition must be paid (or arrangements made therefor) prior to the beginning of a quarter. If a student withdraws from a course before completion, federal regulations permit the College to retain a specified percentage of the tuition, which varies with the percentage of the course completed.

         Students finance their Strayer education in a variety of ways. A significant number of students utilize federal financial aid programs. In addition, many of Strayer's working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Strayer offers grants, loans (including loans under the SEL Program), scholarships and work-study programs as financing options for its students.

STRAYER COLLEGE EDUCATIONAL FOUNDATION

         Strayer students are eligible to receive awards from the Strayer College Educational Foundation (the "Foundation"), a non-profit organization that provides scholarships and grants to college students, active duty military personnel and high school students in the greater Washington, D.C. area. Through December 31, 1996, the Foundation has awarded $74,280 in grants and scholarships.

SEL PROGRAM

         In 1995, Strayer began the SEL Program of loans for eligible students as an alternative to government-sponsored student loans. In 1996, the College originated 1,263 SEL loans aggregating approximately $3.2 million. The SEL Program enables the College to reduce the significant administrative costs incurred by it in processing loans under Title IV Programs and lessens the College's dependence on federal student financial aid programs. The College believes that the SEL Program also helps it to attract and retain qualified students.

         The Company designed the SEL Program for working adult students. The loans generally have maturities ranging from one to six years after graduation and bear interest at a fixed rate that is competitive with rates under Title IV Programs. Monthly loan payments begin the first month after the loan date and generally vary between $200 and $300, including loan principal as well as interest. Borrowers make principal payments while still enrolled, thereby reducing the debt they otherwise would assume upon completion of their studies. At December 31, 1996, there were a total of 1,213 loans outstanding with an aggregate loan balance of approximately $2.9 million and an average individual loan balance of approximately $2,400.

         Loans under the SEL Program are unsecured. Strayer's underwriting involves a credit evaluation of each applicant.

STUDENT RETENTION

         Strayer dedicates significant resources to assisting students in overcoming the personal and academic obstacles that can interfere with completion of a course of study. Each campus provides students with scheduled tutoring sessions and with academic counseling centers that are staffed by full-time faculty members for eight hours each week day. In addition, the College assigns each student an academic adviser and offers developmental courses for students whose record indicates a need for academic support. Strayer considers factors relating to student retention in the performance evaluation of every full-time faculty member.

         Notwithstanding Strayer's student retention programs, some students at the College, as in other higher education institutions, end their studies prior to program completion. In the last five award years, the College's student withdrawal rate ranged from approximately 23% to approximately 27%. The withdrawal rate for the 1995-96 federal award year was 24.9%. Student withdrawals have a negative financial and marketing effect on the College. The College experiences some decline in student enrollment during each academic quarter from the enrollment level at the beginning of the quarter. The College is obligated to make refunds of unearned tuition with respect to students who withdraw during an academic quarter.

CAREER DEVELOPMENT SERVICES

         The College actively assists its students and alumni with job placement and other career-related matters through career development offices located at eight of its campuses. Strayer's career development personnel conduct workshops on employment-related topics (including resume preparation, interviewing techniques and job search strategies), maintain job listings, arrange campus interviews by employers and provide other placement assistance. The College sponsors career fairs in the Fall and Spring quarters for students and alumni to discuss career opportunities with companies and governmental agencies in the greater Washington, D.C. area.

         The College conducts annual alumni surveys to monitor the career progression of its graduates and to comply with the Middle States and state requirement to perform outcome assessments. The reliability of the survey data largely depends on the information reported to the College. The 1996 alumni survey, which had an approximately 15% overall response rate, indicated that only 4% of those responding were unemployed. Approximately 74% of undergraduate alumni responding indicated that their Strayer education sufficiently prepared them for their present occupation and more than 93% of graduate degree alumni responding credit Strayer for the achievement of their professional goals. According to the survey, Strayer's greatest assets, in order of importance, are campus locations, schedule variety, instructor knowledge and personal class sizes.

         Strayer students and graduates are employed in a wide range of regional and local companies, many of whom are in the information technology industry. Federal governmental agencies also provide a significant source of employment.

COMPETITION

         The postsecondary education market in Strayer's market area is highly competitive. The College competes with traditional public and private two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of the College at a lower tuition level, due to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary institutions. Tuition at private institutions is generally higher, and in some cases significantly higher, than the tuition at the College. Many of the College's competitors have greater financial and personnel resources than the College.

         The College competes with other educational institutions primarily based on the quality of its business-oriented curriculum and instruction, its flexible schedules and convenient classroom locations, and its responsiveness to changing educational requirements of the workplace. Few of the College's competitors have modified their programs to meet the special needs of working adult students, although management believes that more may do so in the future.

EMPLOYEES

         During 1996, the College employed 526 faculty members, of whom 73 were full-time and 453 part-time, and 279 non-faculty staff in information systems, financial aid, recruitment and admissions, payroll and human resources, corporate accounting, and other administrative functions. Of the College's non-faculty staff, 193 were employed full-time and 86 part-time.

                          LICENSING, ACCREDITATION AND
                            FINANCIAL AID REGULATION

STATE LICENSURE

     The College is dependent on the authorization of each state within which the College offers educational programs to allow it to operate and to grant degrees or diplomas to students. The College is subject to extensive regulation in each of the three jurisdictions (the District of Columbia, Virginia and Maryland) in which it currently operates. State laws and regulations affect the College's operations and may limit the ability of the College to introduce educational programs or establish new campuses. State authorization is also required in order for an institution to become and remain eligible to participate in Title IV Programs.

     The College was granted a permanent license by the D.C. Education Licensure Commission (the "D.C. Commission") in 1990 following the purchase of the College by Mr. and Mrs. Ron K. Bailey. If the D.C. Commission finds an accredited institution in full compliance with D.C. licensure requirements, the D.C. Commission grants a permanent license, which remains in effect indefinitely, subject to periodic review and amendment due to change in ownership, accreditation status, location, degrees or certificates offered, and other conditions.

     After the opening of the Takoma Park campus in 1992, the D.C. Commission conducted a site visit and issued an evaluation report containing certain findings of deficiency with respect to advertising and publications, graduate programs, governance, administration, budgeting, library and computer facilities and resources, student outcomes assessment, student health and other services, and access for disabled students. The D.C. Commission is authorized to grant a provisional license based on its determination that an institution complies, or within a reasonable period of time can comply, with all applicable regulatory requirements. A provisional license is issued for a fixed period of time and may be subject to conditions which the D.C. Commission deems necessary to achieve full compliance. In March 1993, the D.C. Commission granted the College a provisional license for a period of three years on the conditions that, among others, the College submit a progress report by March 1994 and employ a compliance specialist to assist it in meeting licensure requirements. The College engaged a compliance specialist and submitted a progress report to the D.C. Commission in February 1994.

     In March 1996, the D.C. Commission extended the College's provisional license through March 1997 with a site visit planned for the Fall of 1996 or the Spring of 1997. After conducting a site visit in January 1997, the evaluator submitted a report recommending that Strayer increase its administrative staff to accommodate enrollment growth; make changes in faculty appointments, including awarding tenure to appropriate faculty members, employing more full-time faculty with doctoral degrees, employing full-time faculty to teach approximately 60 percent of the classes at all sites, considering faculty rank, and increasing the faculty role in institutional governance; expand facilities for libraries, faculty offices, student records, computer laboratories, and meetings; correct minor errors in the College's catalog; encourage student participation in the College newspaper; and repair a wheelchair ramp. The evaluator recommended that the College's authority to operate as a degree-granting institution in the District of Columbia be renewed for five years if the College rectified deficiencies in the areas of faculty, physical plant, and library within six months. The College submitted a response to the evaluation report on March 13, 1997. In its response, while accepting a number of the evaluator's recommendations, the College maintained that it was in full compliance with all of the D.C. Commission's standards for licensure and merited a permanent license. The D.C. Commission is expected to act on the College's license renewal application at its meeting on March 27, 1997, prior to the expiration of the College's license on March 31, 1997.

     The College began offering its educational programs in Virginia in 1981. The Virginia State Council of Higher Education approved the College's first Northern Virginia site in 1982. On November 15, 1995, the State Council of Higher Education for Virginia granted the College a term of full approval ending November 30, 1998.

     In 1995, the College applied to establish a branch campus in Prince George's County, Maryland, to offer degree-granting programs up to the master's degree level in accounting, business administration and computer information systems. In February 1996, the Maryland Higher Education Commission ("MHEC") advised the College of the approval of its application to operate in Maryland as an out-of-state institution. The College is preparing to open a campus in Prince George's County, Maryland, for the 1997 Spring quarter, which begins in April. MHEC gave the College permission to offer courses at the Computer Sciences Corporation facilities in Hanover, Maryland, beginning in July 1996, and to offer the Master of Science in Computer Information Systems at the Southern Maryland Higher Education Center beginning in the 1996 Fall quarter.

ACCREDITATION

     An institution must be accredited by an accrediting agency recognized by the Department of Education in order to be eligible to participate in Title IV Programs. The HEA requires accrediting agencies recognized by the Department of Education to review many aspects of an institution's operations in order to ensure that the education or training offered by the institution is of sufficient quality to achieve, for the duration of the accreditation period, the stated objective for which the education or training is offered. Under the HEA, a recognized accrediting agency must perform regular inspections and reviews of institutions of higher education, including unannounced site visits to institutions such as the College that provide vocational education and training. In accordance with that requirement, Middle States conducted an unannounced site visit to the College in April 1996 and in its report stated that Strayer had represented itself with honesty and integrity regarding its prebaccalaureate occupationally specific programs.

     Middle States, a collegiate accrediting agency recognized by the Department of Education, accredited the College in 1981 and reaffirmed the College's accreditation in November 1995. The College is required to submit an interim status report to Middle States in April 1997, which will address planning efforts as they relate to expansion of enrollments and additional off-campus sites and to facilities. Middle States' next scheduled evaluation visit to the College is currently set for the academic year 1999-2000. Middle States has updated certain of its policies to conform to new HEA requirements. The College expects that its next accreditation review will be conducted under the new requirements.

IMMIGRATION

     The College is authorized by the Immigration and Naturalization Service ("INS") of the U.S. Department of Justice to admit foreign students. The College also employs certain foreign faculty members and administrators in accordance with U.S. immigration laws. Foreign students, other than resident aliens, intending citizens, and residents of certain Pacific islands, are ineligible to participate in Title IV Programs. Immigration legislation enacted in 1996 imposed additional requirements on higher education institutions to collect information concerning, and to verify the immigration status of, foreign students. The College has established procedures designed to comply with U.S. immigration laws. If the College fails to comply with these laws, the INS could take enforcement action, which could result in the withdrawal of foreign students enrolled at Strayer, loss of authorization to admit foreign students or loss of foreign faculty members and administrators.

FINANCING STUDENT EDUCATION

     In the 1997 Winter quarter, approximately 37.8% of the College's students participated in one or more of the federally supported student financial aid programs. A substantial portion (approximately 48% in 1996) of the College's revenues are derived from tuition financed under Title IV Programs.

     The College's financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. Aid is awarded on the basis of financial need, generally defined under the HEA as the difference between the cost of attending a program of study and the amount a student can reasonably be expected to contribute to those expenses. All recipients of financial aid must maintain a satisfactory grade point average and progress in a timely manner toward completion of a program of study.

  Title IV Programs

     The College maintains eligibility for its students to participate in the following Title IV Programs:

     Federal Family Education Loans. Pursuant to the Federal Family Education Loan Program (the "FFEL Program"), which includes the Federal Stafford Loan ("Stafford") program and the Federal PLUS program, students and their parents can obtain from lending institutions subsidized and unsubsidized student loans, which are guaranteed by the federal government. The obligation to begin repaying Stafford loans is deferred until six months after the student graduates, withdraws or ceases to be enrolled on at least a half-time basis. Students who demonstrate financial need may qualify for a subsidized Stafford loan, and the federal government will pay the interest on the loan while the student is in school and for six months after the student's graduation or withdrawal. Unsubsidized Stafford loans are available to students without demonstrated financial need or in some cases in addition to a subsidized Stafford loan. The unsubsidized Stafford loan program now incorporates the former Federal Supplemental Loans for Students program. In 1996, approximately 41.2% of the College's revenues were derived from Stafford loans. PLUS Loans are made available to parents of dependent students and accounted for approximately 1.1% of the College's revenues in 1996. The maximum amount of any PLUS loan is the difference between the student's estimated cost of attendance at the institution and the estimated financial resources reasonably available to that student.

     Pell Grants. Grants under the Federal Pell Grant ("Pell") program, which are available to eligible students based on financial need and other factors, accounted for approximately 5.6% of the College's revenues in 1996.

     Campus-Based Programs. The "campus-based" Title IV Programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Work-Study program, and the Federal Perkins Loan ("Perkins") program.
Tuition received by the College under these programs accounted for less than 1.0% of the College's revenues in 1996.

     Direct Student Loans. In 1993, Congress enacted the William D. Ford Federal Direct Loan Program (the "Direct Loan Program"), under which the Department of Education makes loans directly to students, rather than guaranteeing loans made by lending institutions. The Direct Loan Program has been phased in beginning in 1994-95. The College was approved to participate in this program beginning July 1, 1996, and anticipates beginning to make loans under this program in 1997.

  Other Financial Aid Programs

     In addition to the College's own student loan and scholarship programs, eligible students at the College may participate in educational assistance programs administered by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, the District of Columbia and private organizations.

FINANCIAL AID REGULATION

     To be eligible to participate in Title IV Programs, the College must comply with specific standards and procedures set forth in the HEA and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized by each state within which it operates to offer its educational programs and be accredited by a recognized accrediting agency. The institution must also be certified by the Department of Education to participate in Title IV Programs, which requires, among other things, that the institution meet certain standards of administrative capability and financial responsibility. For purposes of the Title IV Programs, the College and all of its campuses are considered to be a single "institution" so that Department of Education requirements applicable to an "institution" are applied to all of the College's campuses in the aggregate rather than on an individual basis.

     The College is currently certified to participate in Title IV Programs. The HEA requires the Department of Education to review every institution of higher education for continued participation in Title IV Programs by July 23, 1997, on a schedule established by the Department. The College submitted its application for recertification to the Department on March 14, 1997. The timely submission of the recertification application will allow the College to continue to participate in Title IV Programs pending the Department's action on the application. As a result of the Department of Education's recertification review, if the Department of Education determined that an institution did not meet all applicable standards, the institution could be recertified for a limited period of time or placed on provisional certification status or its certification permitted to expire. Provisional certification does not limit an institution's access to Title IV Program funds, but does subject the institution to closer review by the Department of Education and may subject the institution to summary adverse action if it commits violations of Title IV Program requirements. Based on its Perkins loan cohort default rate for the most recent year, the College could be placed on provisional certification status. See "-- Student Loan Defaults".

     The regulatory scheme applicable to the College has been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and raised the applicable standards. In the 1992 reauthorization of the HEA, Congress imposed significant new and more stringent standards governing institutions participating in Title IV Programs, including new standards for institutional eligibility and the timing, scope of and procedures for eligibility and certification reviews and accrediting agency approval. The new standards are designed to limit institutional dependence on Title IV Program funds, prevent institutions with unacceptable student loan default rates from participating in Title IV Programs and, in general, require institutions to satisfy certain criteria intended to protect the integrity of the Title IV Programs, notably criteria regarding administrative capability and financial responsibility. The regulatory standards in effect at the time of reviews by regulatory authorities and the College's compliance with those standards may affect the operations of the College and its ability to participate in Title IV Programs.

     The new standards are consistent with the increased scrutiny and regulation to which providers of postsecondary education have been subjected as a result of increased concern over fraud and abuse in Title IV Programs. Congress and the Department of Education have recently focused in particular upon the operations of proprietary institutions, such as the College. Certain elements of the regulatory scheme applicable to the College are described below. The current regulatory scheme may be modified through the reauthorization of the HEA, which Congress will consider in 1997.

  Increased Regulatory Scrutiny

     The 1992 amendments to the HEA formalized, modified and strengthened the regulatory structure known as the "Program Integrity Triad," which consists of the Department of Education, recognized accrediting agencies, and state higher education regulatory bodies. Congress intended this initiative to increase the regulatory scrutiny of postsecondary educational institutions. In addition to the Program Integrity Triad, other participants in Title IV Programs, notably student loan guarantee agencies, also have enforcement authority.

     The HEA was most recently reauthorized by the Congress in 1992, at which time funding for the Title IV Programs was authorized through September 30, 1997, with an automatic one-year extension if the HEA were not reauthorized by that date. The Congress has commenced the reauthorization process, but the reauthorization is not expected to be completed until late 1997 or during 1998. Although there is no present indication that the Congress will decline to reauthorize the Title IV Programs, at this time it is not possible to predict the outcome of the reauthorization process. There can be no assurance that federal funding will continue to be available for any or all Title IV Programs for proprietary institutions such as the College, that such funding will be maintained at current levels for any or all such programs, that current requirements for student and institutional participation will be unchanged, or that one or more present Title IV Programs will not be replaced by other programs with materially different student or institutional eligibility requirements or benefits. An elimination of certain Title IV Programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education, which in turn could lead to lower enrollments at the College or require the College to increase its reliance upon alternative sources of student financial aid. Given the significant percentage of the Company's revenues that are indirectly derived from the Title IV Programs, the loss of or a significant reduction in Title IV Program funds available to the College's students could have a material adverse effect on the Company.

     In addition to the HEA reauthorization, President Clinton and members of Congress have proposed various changes in the Internal Revenue Code to assist students and their parents in meeting the cost of higher education. Among other changes, the President has proposed the "Hope Scholarship," which would provide a nonrefundable tax credit of up to $1,500 a year for two years for tuition and fees of postsecondary education. Students would be required to maintain at least a "B" average and meet certain other eligibility requirements to qualify for the second year of the tax credit. Members of Congress and representatives of the higher education community have expressed some concerns about these proposals, including the possibility of review of student grade point averages by the Internal Revenue Service. Congress has commenced consideration of these proposed changes in the Internal Revenue Code, but is not expected to complete that consideration until later in 1997. At this time it is not possible to predict whether Congress will enact any of the proposed tax reforms, to what extent Congress may modify them in the process of enactment, or to what extent such tax benefits, if enacted, may be available to students attending proprietary institutions such as the College.

  Administrative Capability

     Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite "administrative capability" to participate in Title IV Programs. To meet the administrative capability standards, an institution, among other things, must not have cohort default rates above specified levels, must have various procedures in place for safeguarding federal funds, must not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension, and must not otherwise appear to lack administrative capability.

     If the Department of Education determines that an institution is not administratively capable solely because it fails to comply with the cohort default rate standards of administrative capability, the Department will certify the institution's continuing eligibility to participate in Title IV Programs on a provisional basis for no more than three years. See "Licensing, Accreditation and Financial Aid Regulation -- Financial Aid Regulation -- Student Loan Defaults." During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of

Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke the institution's certification to participate in Title IV Programs.

     Based on an inspection conducted by the Office of Inspector General of the Department of Education in mid-1992, the Department of Education concluded that there were serious deficiencies at that time in the College's administration of federal student financial aid programs. The Department of Education cited late and unpaid refunds, lack of refund notification, unpaid credit balances, a high student withdrawal rate, lack of exit counseling documentation, incorrect loan certifications and missing financial aid transcripts. Because of these deficiencies, the Department of Education transferred the College from the "advance" system of payment of Title IV Program funds, under which an institution requests and receives funding from the Department of Education in advance based on anticipated needs, to the "reimbursement" system of payment, under which the institution must disburse funds to eligible students and document their eligibility for Title IV Program funds before receiving such funds from the Department of Education. The College disputed various of the Department of Education's findings but took steps to correct certain institutional weaknesses identified by the Department of Education, including creating new administrative positions dealing with Title IV Programs, hiring additional financial aid officers, increasing training for financial aid officers and other College officials, preparing a financial aid manual, and developing new computer systems. Further, following an internal audit, the College in 1993 and 1994 repaid to the government certain Title IV funds for which the College determined its documentation was inadequate. Following these remedial actions, the Department of Education returned the College to the advance system of payment, effective December 7, 1995.

     Based on the Department of Education review, the College's principal guaranty agency, American Student Assistance Corporation ("ASA"), imposed a temporary emergency suspension on new loan guarantees to students enrolled at the College in April 1993. After conducting a program review, ASA limited its guaranty to loans for students who had previous loans guaranteed by ASA. In December 1993, after conducting a followup review, ASA removed the limitation on the College's participation in the FFEL guaranteed student loan programs. In August 1994, ASA advised the College that its corrective measures and plan of action were satisfactory and the program review was closed.

     Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution's participation in Title IV Programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution for any violation by the servicer of any Title IV provision. The College has written contracts with two third-party servicers, which it has, as required, reported to the Department of Education. Financial Aid Management for Education, Inc., which has served the College since 1983, certifies FFEL Program loan applications, prepares reports from the College to the Department of Education, issues checks for the Pell and campus-based programs, and issues and collects Perkins loans. Unger and Associates, Inc. provides certain default management services to the College in connection with the FFEL Programs, including notices to students of the commencement of their repayment obligations, skiptracing, and preclaims assistance.

  Financial Responsibility

     The HEA and Department of Education regulations prescribe extensive standards of financial responsibility that institutions such as the College must satisfy to participate in Title IV Programs. Among these standards are general standards requiring the institution to provide the services described in its official publications and statements; to provide the administrative resources necessary to comply with Title IV requirements; and to meet all of its financial obligations, including required refunds and any repayments to the Department of Education for debts and liabilities incurred in programs administered by the Department. A for-profit institution such as the College must also: (i) demonstrate an "acid test" ratio (defined as the ratio of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1-to-1 at the end of its latest fiscal year; (ii) not have had operating losses in either or both of its two latest fiscal years that in sum result in a decrease in tangible net worth in excess of 10% of the institution's tangible net worth at the beginning of the two-year period; and (iii) have had a positive tangible net worth for its latest fiscal year. For the fiscal year ended December 31, 1996, the College's "acid test" ratio was 1.69-to-1. The College did not have operating losses in either of its two most recent fiscal years and had a positive tangible net worth for its latest fiscal year. Unless the institution meets specific alternative criteria, it must submit an irrevocable letter of credit, payable to the Department of Education, in an amount equal to 25% of the total dollar amount of refunds that the institution paid on Title IV Programs in the previous fiscal year. The College has submitted such a letter of credit in the amount of $500,000. An institution will not be considered to be financially responsible if it exhibits certain characteristics of poor past performance, including, among other considerations, unpaid liabilities for Title IV violations, recent limitation, suspension or termination actions, recent audit or program review findings resulting in repayment of more than 5% of Title IV funds received for the relevant year, failure to submit timely and acceptable audit reports, and failure to resolve satisfactorily program review or audit findings. Based on its audited financial statements for 1995 and 1996, as submitted to the Department of Education, the College believes it satisfies each of the applicable financial responsibility standards. In 1996, the Department of Education issued proposed regulations that would establish new measures of financial responsibility. The Department has extended the period for comment on the proposed regulations three times because of concerns expressed by members of the higher education community about the proposed standards. It is not possible to predict the outcome of this rulemaking proceeding at this time.

  Student Loan Defaults

     Under the HEA, an educational institution may lose its eligibility to participate in some or all of the Title IV Programs if defaults on the repayment of federally guaranteed student loans by its students exceed certain rates. A rate of student defaults (known as a "cohort default rate") is calculated for each institution annually by determining the rate at which borrowers who become subject to their repayment obligation in one federal fiscal year default by the end of the following federal fiscal year. For certain purposes described below, the Department of Education calculates a weighted average cohort default rate for the institution's students who enter repayment and default on a FFEL Program or Direct Loan Program loan.

     If the Department of Education notifies an institution that its cohort default rate for FFEL Program loans equals or exceeds 25% for each of the three most recent federal fiscal years, the institution's participation in the FFEL Program ends 30 days after the notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution's participation in the Direct Loan Program ends 30 days after notification that any combination of its FFEL Program cohort default rate, its Direct Loan Program cohort default rate, or its weighted average cohort default rate equals or exceeds 25% for each of the three most recent federal fiscal years, unless the institution timely appeals. An institution whose participation terminates under these provisions may not participate in the relevant program for a period of up to three federal fiscal years. The Department of Education also may initiate a proceeding to limit, suspend or terminate an institution's participation in the FFEL Program if it has any combination of an FFEL Program, Direct Loan Program or weighted average cohort default rate that is equal to or greater than 25% for each of the three most recent federal fiscal years. The Department of Education may initiate a proceeding to limit, suspend or terminate an institution's participation in all Title IV Programs if it has an FFEL Program, Direct Loan Program or weighted average cohort default rate that exceeds 40% for any federal fiscal year.

     If an institution's FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, or if its cohort default rate for loans under the Perkins program exceeds 15% for any federal award year, the institution may be placed on provisional certification status. Provisional certification does not limit an institution's access to Title IV Program funds; however, an institution with provisional status is under closer review by the Department of Education and may be subject to summary adverse action if it commits violations of Title IV Program requirements. The College's cohort default rates on FFEL Program loans for the 1992, 1993 and 1994 federal fiscal years, the most recent years for which this information is available, were 10.6%, 16.6% and 16.0%, respectively. The average default rates for proprietary institutions nationally were 30.2%, 23.9% and 21.1% in fiscal years 1992, 1993 and 1994, respectively. The College's Perkins cohort default rates in federal award years 1994, 1995, and 1996 were 4.0%, 11.6% and 18.6%, respectively. Thus, based on its most recent Perkins cohort default rate, the College could be placed on provisional certification status, which would subject it to closer review by the Department of Education. If the College were placed on provisional certification status for this reason and reduced its Perkins cohort default rate below 15% in a subsequent year, the College could ask the Department of Education to remove the provisional status. The College has not made any new Perkins loans for more than a year, and is in the process of withdrawing voluntarily from participation in the Perkins program.

  The "85/15 Rule"

     Under what is commonly referred to as the "85/15 Rule," the HEA provides that proprietary institutions, such as the College, are eligible to participate in Title IV Programs only if they derive no more than 85% of their revenues from Title IV Programs, as determined in accordance with a formula in the regulations. A proprietary institution that violates the "85/15 Rule" loses its eligibility to participate in Title IV Programs for at least one year. During 1996, the College derived 48% of its revenues from tuition financed under Title IV Programs.

  Incentive Compensation

     As a part of an institution's program participation agreement with the Department of Education, the institution must certify that it will neither provide, nor contract with any entity that provides, any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. Although there can be no assurance that the Department of Education will not find deficiencies in the College's present or former compensation plans, the College believes that its compensation plan complies with the HEA.

  Potential Effect of Regulatory Violations

     If the College fails to comply with the regulatory standards governing Title IV Programs, the Department of Education could impose one or more sanctions, including transferring the College to the reimbursement system of payment, requiring repayment of certain Title IV funds, certifying the College's eligibility on a provisional basis, taking emergency action, referring the matter for criminal prosecution, or initiating proceedings to impose a fine or to limit, suspend or terminate the participation of the College in Title IV Programs. In addition, the College's guarantee agencies could limit, suspend or terminate its eligibility to provide guaranteed student loans in the event of certain regulatory violations. Although there are no such sanctions currently in force, and the College does not believe any such sanctions are contemplated, if such sanctions were imposed against the College and resulted in a substantial curtailment of the College's participation in Title IV Programs, the College would be materially and adversely affected.

     If the College lost its eligibility to participate in Title IV Programs, or if the amount of available federal student financial aid were reduced, the College would seek to arrange or provide alternative sources of revenue or financial aid for students. The SEL Program would provide one such alternative, but there can be no assurance that the SEL Program could provide loans sufficient to make up for the loss of Title IV Program funds. Although the College believes that one or more private organizations would be willing to provide financial assistance to students attending the College, there is no assurance that this would be the case, and the interest rate and other terms of such student financial aid might not be as favorable as those for Title IV Program funds. The College may be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of eligibility of the College to participate in Title IV Programs would be expected to have a material adverse effect on the College even if it could arrange or provide alternative sources of revenue or student financial aid.

RESTRICTIONS ON ADDING LOCATIONS AND EDUCATIONAL PROGRAMS

     State requirements and accrediting agency standards may in certain instances limit the ability of the College to establish additional locations and programs. District of Columbia regulations require institutions to submit an application for an amended license in order to add a new program or location. The Virginia State Council of Higher Education requires institutions to obtain approval prior to offering new educational programs at existing sites or instruction for degree credit at a new site located more than 25 miles or 30 minutes' travel time from a central location. Maryland law and regulations require institutions to obtain the approval of MHEC in order to offer an instructional program not specified in its certificate of approval or to offer more than one-third of the credit-bearing coursework leading toward a certificate or degree at a location not specified in its certificate of approval. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, and upon notification may undertake a review of the institution's accreditation. Based on its current understanding of how these standards will be applied, the College does not believe that these standards will have a material adverse effect on the College or its expansion plans.

     The HEA requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV Programs. However, the applicable regulations permit an institution that is already qualified to participate in Title IV Programs to establish an additional location that may immediately qualify, unless the location was acquired from another institution that has ceased offering educational programs at that location and has unpaid Title IV liabilities. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution's accrediting agency. In addition, a location that qualifies as a "branch campus" must meet extensive regulatory requirements, including the standards of administrative capability and financial responsibility discussed above. The College's expansion plans assume its continued ability to establish new campuses as additional locations of the College's main campus without incurring the two-year delay in participation in Title IV Programs. The loss of state authorization or accreditation by the College or an existing campus, or the failure of the College or a new campus to obtain state authorization or accreditation, would render the College ineligible to participate in Title IV Programs in that state or at that location.

     The Department of Education requires an institution to provide notice of an additional location that offers at least 50%, but less than 100%, of an educational program. The Department of Education may, in its discretion, require the institution to apply for approval before it awards or disburses Title IV Program funds to students enrolled at such location. The Department of Education regulations provide that that determination is based on the percentage of an educational program that is offered at the new location and on the financial and administrative capability of the institution. An institution must apply to the Department of Education for approval before it awards or disburses Title IV Program funds to students enrolled at a new branch campus or a new location at which it offers 100% of an educational program.

     Generally, if an institution eligible to participate in Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, an institution is not obligated to obtain Department of Education approval of an additional program that leads to an associate, baccalaureate, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. In the event that an institution erroneously determines that an educational program is eligible for Title IV funds without the Department of Education's express approval, the institution may be liable for repayment of Title IV aid provided to students in that program. The College does not believe that the Department of Education's regulations will create significant obstacles to its plans to add new programs.

DISTANCE LEARNING

     On March 13, 1997, the College submitted a proposed plan for a distance learning program called "Strayer ONLINE" to the D.C. Education Licensure Commission. The College expects the D.C. Commission to act on the proposed plan at its meeting on March 27, 1997. Subject to the D.C. Commission's favorable action, the College intends to submit the proposed plan to the Virginia State Council of Higher Education, the Maryland Higher Education Commission, and Middle States for their approval. Subject to regulatory approvals, the College intends to offer its existing degree and diploma programs through Strayer

ONLINE via Internet-based telecommunications instruction, beginning in 1997 with master's and upper-level undergraduate courses in accounting, business administration, and computer information systems and expanding to most master's courses offered by the College by 1999 and most upper-level undergraduate courses by 2000. Beginning in the 1998 Spring quarter and as appropriate software becomes available, the College anticipates extending Strayer ONLINE to most lower level undergraduate courses and to the diploma program. The College is establishing facilities for Strayer ONLINE at a Distance Learning Center in Lorton, Virginia. Tuition and other charges for courses offered through Strayer ONLINE would be the same as for courses on campus. The College anticipates that the same sources of student financial assistance will be generally available for students enrolled through Strayer ONLINE as for students enrolled on campus. The availability of Title IV Program funds to students enrolled through Strayer ONLINE, however, would be limited in that, among other restrictions, Strayer will adjust the amount of aid available to students enrolled in Strayer ONLINE to take into account any significant reductions in the students' cost of attendance arising from the use of telecommunicated instruction and will limit the amount of Title IV Program assistance available to students enrolled in the diploma program to that which is available to students enrolled in correspondence courses.

     The delivery of educational services, whether through conventional classroom means or through the use of distance learning technologies, including courses offered via the Internet, is primarily regulated at the state level. The D.C. Commission requires that a course or program offered by "correspondence, extension, telecommunications or in summer session" be consistent with the objectives and purposes of the institution and "consistent with and comparable in quality to courses offered to students regularly enrolled on a full-time basis." If courses offered by the College through the Internet or other technology are found to be inferior to those otherwise offered by the College, or such courses are inconsistent with the objectives and purposes that the College presented to the D.C. Commission and the D.C. Commission approved, the D.C. Commission could initiate an adverse action proceeding, up to and including seeking the termination of the College's license to operate in the District of Columbia. Virginia requires institutions, including those otherwise authorized to operate within the State, to obtain approval from the Virginia State Council of Higher Education before offering any instructional program via telecommunications at a specific site within the State. Maryland requires institutions authorized to operate in Maryland to submit a prospectus and request for approval to offer programs by telecommunications instruction. While certain states assert the legal right to regulate the provision of telecommunications instruction to students residing within their respective jurisdictions even where the offering institution is not physically present within that state, the Company is unaware of any instances where under such circumstances an institution has been barred from so operating.

     Middle States has adopted guidelines for the incorporation of distance learning programs within the scope of accreditation, and has submitted the guidelines to its membership for approval. The College believes that Strayer ONLINE meets the standards adopted by Middle States. The six regional accrediting agencies, including Middle States, have informally agreed that they will not assert authority over the offering of courses via telecommunications offered by an institution that is not physically present within their geographic area, but will defer to the authority of the accrediting agency within whose region the home campus of the institution is located.

     The HEA imposes a limit on the amount of correspondence study an institution may offer and remain an eligible institution. However, the HEA further states that a student enrolled in a course of instruction that is offered in whole or in part through telecommunications and which leads to a recognized associate, bachelor or graduate degree conferred by such institution is not considered to be enrolled in a correspondence course, unless the total number of telecommunications and correspondence courses offered by the institution equals or exceeds fifty percent of the total number of courses offered by the institution. The HEA also excludes from Title IV Program participation institutions at which more than one half of the enrolled students are enrolled in correspondence courses, except that the Secretary of Education is authorized to waive this limitation at his discretion in the case of colleges offering two- or four-year programs leading to an associate's or bachelor's degree. Department of Education regulations grant an automatic waiver where students enrolling in correspondence courses receive five percent or less of the total Title IV Program funds received by all students enrolled at the institution. The HEA defines "telecommunications" as the use of television, audio, or computer transmission, including open broadcast, closed circuit, cable, microwave, or satellite, audio conferencing, computer conferencing, or video cassette or discs. The courses the College will offer through Strayer ONLINE are offered through "telecommunications" as that term is defined in the HEA. The College does not anticipate that the number of students enrolled in its diploma program through Strayer ONLINE will equal or exceed one half of the College's total enrollment, or that the number of courses offered through Strayer ONLINE will equal or exceed the total number of courses offered on its campuses. The College will monitor enrollment in and the offering of courses on Strayer ONLINE to ensure that the prescribed limits are not exceeded.

CHANGE IN OWNERSHIP RESULTING IN A CHANGE OF CONTROL

     Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. The D.C. Commission may require an institution licensed by it to apply to amend its license prior to a change in ownership. The applicable laws and regulations of Virginia and Maryland do not specifically address reporting of changes in ownership. The College's accrediting agency, Middle States, requires institutions that it accredits to inform it in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to Middle States include changes in the legal status, ownership or form of control of the institution, such as the sale of a proprietary institution. Middle States must approve a substantive change in advance in order to include the change in the institution's accreditation status.

     The HEA provides that an institution which undergoes a change in ownership resulting in a change of control loses its eligibility to participate in the Title IV Programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV Program funds during the period prior to recertification. The HEA further defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly-traded corporation, the securities of which are required to be registered under the Exchange Act, such as the Company, the Department of Education regulations implementing the HEA define a change in ownership resulting in a change of control as occurring when a change of control of the corporation takes place that gives rise to the obligation on the part of the corporation to file a Form 8-K with the SEC notifying that agency of the change of control.

     Ron K. Bailey currently owns approximately 62.4% of the Company's outstanding stock jointly with his wife. If Mr. or Mrs. Bailey were to die, the surviving spouse would become the sole owner of those shares. The HEA and Department of Education implementing regulations allow a change in ownership upon the retirement or death of an owner to be treated as not resulting in a change of control if it involves the sale or transfer of the owner's ownership interest to a family member or to a person with an ownership interest who has been involved in the management of the institution for at least two years. However, the Department of Education requires schools to report such events to the Department of Education for review. District of Columbia, Virginia and Maryland law and Middle States policies do not specifically address changes in ownership resulting from the retirement or death of an owner. However, it is possible that one or more of these regulatory bodies would consider such a change in ownership to be a substantive change that must be reported by the institution and would require review or reauthorization of the institution.

     Under INS regulations, if a school that is approved to admit foreign students changes ownership, approval will be automatically withdrawn 60 days after the change of ownership unless the school files a new petition for school approval within 60 days of that change of ownership. If, after conducting a review, the INS district director finds that the school's approval should not be continued, the district director must institute proceedings to withdraw the school's approval. After the Company was formed and the initial public offering of its stock was completed, the College timely notified the INS of the change in ownership, and the INS continued the College's approval to admit foreign students. The College expects that it will again be required to file a petition for school approval with the INS within 60 days after the Offering.

     If the College underwent a change of control that required reapproval by any state authority, Middle States or any federal agency, and any required regulatory approval were significantly delayed, limited or denied, there could be a material adverse effect on the College's ability to offer certain educational programs, award certain degrees or diplomas, operate one or more of its locations, admit certain students or participate in Title IV Programs, which in turn would materially and adversely affect the College's operations. A change that required approval by a state regulatory authority, Middle States or a federal agency could also delay the College's ability to establish new campuses or educational programs and may have other adverse regulatory effects. Furthermore, the suspension from Title IV Programs and the necessity of obtaining regulatory approvals in connection with a change of control may materially limit the College's flexibility in future financings or acquisition transactions.

VETERANS BENEFITS

     Pursuant to federal law providing benefits for veterans and reservists, the College is approved for education of veterans and members of the selective reserve and their dependents by the state approving agency in the District of Columbia and Virginia. The College expects to seek approval to offer educational programs to veterans and other eligible persons in Maryland at an appropriate time.

ITEM 2.  PROPERTIES.

  The College leases eight of its nine campuses, five of which are owned by corporations controlled by the College's President, Ron K. Bailey. The leases with these corporations all have ten-year terms expiring in 2006, with three five-year renewal terms. Of the remaining leases, one has a term that expires in 2002 with two five-year renewal options, one has a term that expires in 1998, with a three-year renewal option and the third lease has a term that expires in 2000, with three one-year renewal options. With the exception of the Arlington and Prince George's County leases, the leases contain purchase options. See "Certain Transactions -- Lease of Campus Facilities" and Note 9 to the
Company's consolidated financial statements. The table below sets forth certain information regarding each of the College's properties at December 31, 1996:

                                                                                    NUMBER OF
                                                                    NUMBER OF        COMPUTER            AREA IN
                                   LOCATION                        CLASSROOMS      WORKSTATIONS        SQUARE FEET
                      ---------------------------------            ----------      ------------      -------------
                       Washington, D.C  . . . . . . . . . . . .          21              110            33,000
                       Alexandria, Virginia . . . . . . . . . .          15               71            22,000
                       Arlington, Virginia  . . . . . . . . . .          12               80            26,000
                       Woodbridge, Virginia . . . . . . . . . .          17               64            20,800
                       Manassas, Virginia . . . . . . . . . . .          17               52            20,800
                       Loudoun Campus (Ashburn), Virginia . . .          13               76            33,000
                       Fredericksburg, Virginia . . . . . . . .          13               62            17,500
                       Takoma Park (Washington, D.C.) . . . . .          15               48            21,800
                       Prince George's County, Maryland . . . .           6               76             6,000

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company's property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were voted upon during the fourth quarter of 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock is traded on the Nasdaq National Market under the symbol "STRA." The following table sets forth, for the periods indicated, the high and low prices of the Company's Common Stock, as reported on the Nasdaq National Market. The initial public offering price on July 25, 1996, was $10.00 per share.

                                                                           High         Low
                                                                           ----         ---

     1996:
         Third Quarter (July 25 through September 30)  . . . . . . . .   $  17.88   $   10.25
         Fourth Quarter  . . . . . . . . . . . . . . . . . . . . . . .      23.00       16.38

     1997:
         First Quarter (through March 24)  . . . . . . . . . . . . . .   $  27.25   $   21.00


    The last sales price of the Common Stock on March 25, 1997, as reported on the Nasdaq National Market, was $21.75 per share. As of March 17, 1997, there were approximately 7 holders of record. The Company believes that there are a number of holders of Common Stock whose shares are held in nominee accounts by brokers.

  The Company has established a policy of declaring quarterly cash dividends at the rate of $0.0625 per share ($0.25 annually) on the Company's Common Stock. The amount of dividends payable in the future will be reviewed periodically by the Company's Board of Directors in light of the Company's earnings, financial condition, capital needs and regulatory considerations. There is no requirement or assurance that dividends will be paid.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA AMOUNTS).

     The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Company. The financial information as of December 31, 1993, 1994, 1995 and 1996 and for each of the years then ended has been derived from the Company's consolidated financial statements, which statements have been audited by Coopers & Lybrand L.L.P., independent accountants. The financial information as of December 31, 1992 and for the year then ended has been derived from the College's financial statements, which statements have been audited by other independent accountants. The information set forth below is qualified by reference to and should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

                                                                YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------

             INCOME STATEMENT DATA:                 1992      1993      1994      1995      1996
                                                   -------   -------   -------   -------   -------
  Revenues
    Tuition......................................  $22,961   $28,545   $33,238   $36,934   $42,775
    Fees and other...............................      832       823     1,019     1,262     2,230
                                                   -------   -------   -------   -------   -------
                                                    23,793    29,368    34,257    38,196    45,005
                                                   -------   -------   -------   -------   -------
  Costs and expenses
    Instruction and educational support..........    9,262    14,185    14,740    16,168    17,808
    Selling and promotion........................    2,758     3,092     3,667     4,281     4,457
    General and administration(1)................    9,278     7,847    10,648    11,571     6,749
                                                   -------   -------   -------   -------   -------
                                                    21,298    25,124    29,055    32,020    29,014
                                                   -------   -------   -------   -------   -------
  Income from operations.........................    2,495     4,244     5,202     6,176    15,991
  Investment and other income....................      184       180       350       875     1,061
                                                   -------   -------   -------   -------   -------
  Income before taxes............................    2,679     4,424     5,552     7,051    17,052
  Provision for income taxes(2)..................       --        --        --        --     2,740
                                                   -------   -------   -------   -------   -------
  Net income.....................................  $ 2,679   $ 4,424   $ 5,552   $ 7,051   $14,312
                                                   =======   =======   =======   =======   =======
  Cash dividends per common share................                                          $0.0625
                                                                                           =======

PRO FORMA DATA:(3)
  Income before income taxes.....................                                          $17,052
  Income taxes...................................                                            6,649
                                                                                           -------
  Net income.....................................                                          $10,403
                                                                                           =======
  Net income per share...........................                                          $  1.24
                                                                                           =======
  Weighted average shares outstanding(4).........                                            8,410
                                                                                           =======

OPERATING DATA:
  Enrollment(5)..................................    5,600     6,200     6,800     7,400     8,200

                                                                   AT DECEMBER 31,
                                                   -----------------------------------------------
                                                    1992      1993      1994      1995      1996
                                                   -------   -------   -------   -------   -------
BALANCE SHEET DATA:
  Cash and cash equivalents......................  $ 3,609   $ 2,191   $ 5,564   $ 8,992   $11,777
  Working capital................................    3,063     5,195     5,934     8,327    15,574
  Total assets...................................   14,396    16,279    19,824    25,878    47,822
  Long-term liabilities..........................       62        --        --        --       189
  Total liabilities..............................   10,146     9,651    10,487    10,539    12,411
  Total stockholders' equity.....................    4,250     6,628     9,337    15,339    35,411

---------------
(1) Includes bonus payments to the former stockholder of the College (the "S Corporation Stockholder") of $0.9 million in 1992, $3.5 million in 1993, $5.5 million in 1994, and $6.2 million in 1995 for the payment of income taxes by the S Corporation Stockholder on undistributed S Corporation income. In connection with the Company's initial public offering, effective July 25, 1996, the Company acquired the College and ELP, as a result of which the College and ELP changed their tax status from S Corporations to C Corporations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Background and Overview."

(2) Historical data for 1992 through 1995 do not reflect any provision for income taxes. The College and ELP were S Corporations during such periods and therefore were not subject to income tax.

(3) Reflects the formation of the Company and the acquisition of the College by the Company as if those events had taken place on January 1, 1996. Following the termination of their status as S Corporations prior to completion of the Company's initial public offering, the College and ELP became subject to federal and state income tax. The pro forma data reflects the application of statutory corporate income tax rates to net income as if the termination of the S Corporation status of the College and ELP had occurred on January 1, 1996. The effective pro forma income tax rate for the year ended December 31, 1996 was 39%.

(4) Shares have been adjusted to reflect the acquisition of the College by the Company and the issuance of 1,401,000 shares of Common Stock which, when multiplied by the net per share proceeds of the initial public offering, would have been necessary to fund distributions to the S Corporation Stockholder during the 12 months ended July 1996, to the extent such distributions exceeded net income during the same period. These distributions included those made subsequent to the closing of the initial public offering to the S Corporation Stockholder in respect of earnings previously subject to income tax during the College's period as an S Corporation.

(5) Reflects student enrollment as of the beginning of the Fall academic quarter for each year indicated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed elsewhere in this annual report.

BACKGROUND AND OVERVIEW

     The College is a regional proprietary institution of higher education offering undergraduate and graduate degree programs at nine campuses in the greater Washington, D.C. area. The Company was incorporated in May 1996 to acquire all of the outstanding capital stock of the College and ELP from Mr. and Mrs. Ron K. Bailey, the previous sole stockholder of the College. Upon completion of the Company's initial public offering in July 1996, the College and ELP, which administers the SEL Program, became direct subsidiaries of the Company.

     Revenues, operating income and net income have increased in each of the last three years. From 1994 through 1996, revenues increased approximately 31.4%, operating income increased approximately 207%, and net income increased 157.8%. Over the three-year period, tuition revenue accounted for approximately 96% of total revenue. The number of students increased approximately 20.9% from 6,760 at the beginning of the 1994 Fall quarter to 8,172 at the beginning of the 1996 Fall quarter, and tuition rates increased approximately 14% over the last three years.

     Since 1993, the Company relocated three campuses to larger facilities, expanded information technology course offerings, added more weekend classes, increased its marketing programs, and began the SEL Program. In 1995, the Company added personnel in the areas of human resources, facilities management and administration to support its plans for expansion. In addition, in 1996, the Company purchased its Loudoun, Virginia campus facility, leased a facility in Maryland for the opening of its Prince George's County campus and added course offerings through the Internet.

     The College's principal source of revenue is tuition collected from its students. The academic year of the College is divided into four quarters which approximately coincide with the four quarters of the calendar year. Students generally must pay the entire tuition for each course prior to the beginning of the quarter. If a student withdraws from a course prior to completion, the College refunds a portion of the tuition. When students register for courses, tuition is recorded as unearned tuition, which is recognized as courses are taught through the academic quarter. Revenues also consist in part of fees and other revenues derived principally from application fees, "no show" fees and bookstore sales. When a student registers for a course but does not attend any classes, which can have the effect of denying a place in the course to another student, the College imposes a "no show" fee. Student enrollment information presented herein reflects enrollment as of the beginning of the Fall academic quarter for the applicable year, which is the beginning of the academic year and the industry practice for measuring enrollments at educational institutions.

     The College records tuition receivable when students register for the academic quarter, generally prior to the end of the previous academic quarter. Because the College's academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition for the following academic quarter which is included in current liabilities as unearned tuition. Based upon past experience and judgment, the College establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due is charged against the allowance. The College's historical bad debt expense as a percentage of revenue for the year ended December 31, 1994, 1995 and 1996 was 1.9%, 1.7% and 1.8%, respectively.

     The College's expenses consist of instruction and educational support expenses, selling and promotional expenses and general and administration expenses. Instruction and educational support expenses generally contain items of expense directly attributable to the educational activity of the College. This expense category includes salaries and benefits of faculty, academic administrators, and student support personnel, including financial aid officers, registrars and career counselors. Instruction and educational support expenses also include cost of educational supplies and facilities, including rent on campus leases, certain costs of establishing and maintaining computer laboratories and all other physical plant and occupancy costs with the exception of costs attributable to one floor of the Arlington campus used for administrative purposes.

     Selling and promotional expenses include salaries and benefits of personnel engaged in recruitment, admissions, promotion and development, as well as costs of advertising and production of marketing materials.

     General and administration expenses include salaries and benefits of personnel engaged in accounting, personnel, compliance and other business functions and plant and occupancy costs attributable to such functions. Further, as discussed below, general and administration expenses prior to 1996 reflect payments made to the S Corporation Stockholder for taxes payable by that stockholder with respect to the College's income.

     Prior to 1996, the College each year paid the S Corporation Stockholder amounts sufficient to pay the income tax liabilities of the College for income earned under Subchapter S of the Internal Revenue Code of 1986. These amounts were paid as bonuses (subject to payroll taxes and benefits) and were reflected in general and administration expenses. These bonus payments totaled $5.5 million and $6.2 million for the fiscal years ended 1994 and 1995, respectively. Amounts paid to the stockholder from January 1, 1996 through July 25, 1996 (the date of completion of the Company's initial public offering of Common Stock) with respect to the College's income were paid as distributions to the stockholder and not to the stockholder as a bonus. Unlike bonuses, such distributions are not reflected as general and administration expenses. As of July 25, 1996, the Company terminated the College's S Corporation status and became subject to corporate income taxation on a consolidated basis.

     Investment and other income consist primarily of earnings on investments.

RESULTS OF OPERATIONS

     The following table sets forth certain combined income statement data as a percentage of revenues for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                                                  -------------------------
                                                                  1994      1995      1996
                                                                  -----     -----     -----
    Revenues:
      Tuition...................................................   97.0%     96.7%     95.0%
      Fees and other............................................    3.0       3.3       5.0
                                                                  -----     -----     -----
                                                                  100.0     100.0     100.0
                                                                  -----     -----     -----

    Costs and expenses:
      Instruction and educational support.......................   43.0      42.3      39.6
      Selling and promotional...................................   10.7      11.2       9.9
      General and administration................................   31.1      30.3      15.0
                                                                  -----     -----     -----

    Income from operations......................................   15.2      16.2      35.5
    Investment and other income.................................    1.0       2.3       2.4
                                                                  -----     -----     -----
    Income before taxes.........................................   16.2      18.5      37.9
    Provision for income taxes..................................     --        --       6.1
                                                                  -----     -----     -----
    Net income..................................................   16.2%     18.5%     31.8%
                                                                  =====     =====     =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues. Tuition revenues increased approximately 15.8% from $36.9 million in 1995 to $42.8 million in 1996 due to a 9.6% increase in the number of students in 1996 and a 6% tuition increase for 1996. Fees and other revenue increased approximately 76.7% from $1.3 million in 1995 to $2.2 million in 1996, primarily as a result of the increased activity in ELP, the Company's wholly-owned financing subsidiary.

     Instruction and educational support expenses. Instruction and educational support expenses increased approximately 10.1% from $16.2 million in 1995 to $17.8 million in 1996 due to an increase in the number of personnel to support increased enrollment, salary increases and the upgrade of campus computer laboratories.

     Selling and promotional expenses. Selling and promotional expenses increased approximately 4.1% from $4.3 million in 1995 to $4.5 million in 1996, due principally to increased advertising costs.

     General and administration expenses. General and administration expenses decreased 41.7% from approximately $11.6 million in 1995 to $6.8 million in 1996. The primary reason for the decrease was the fact that the Company did not pay a bonus to its stockholder in respect of income taxes in 1996. Excluding the $6.2 million bonus in 1995, general and administration expenses would have increased approximately 25% due to increases in expenses associated with being a public company and increases in the number of administrative personnel to support increased enrollment.

     Income from operations. Income from operations increased approximately 159% from $6.2 million in 1995 to $16 million in 1996. This increase was due to the increase in student enrollment in 1996 and due to the fact that the College did not pay bonuses to its stockholder, as discussed above.

     Net income. Net income increased approximately 103% from $7.1 million in 1995 to $14.3 million in 1996 because of the factors discussed above.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Revenues. Tuition revenue increased 11.1% from $33.2 million in 1994 to $36.9 million in 1995, due to an 8.8% increase in the number of students in 1995 and a 7.1% tuition increase effective for 1995. Average course credits per student were lower in 1995 than in 1994. Fees and other revenue increased 23.8% from $1.0 million in 1994 to $1.3 million in 1995, primarily as a result of the enrollment growth, an increase in "no show" fees, which the College first imposed in 1994, and interest income on student loans.

     Instruction and educational support expenses. Instruction and educational support expenses increased 9.7% from $14.7 million in 1994 to $16.2 million in 1995. Salaries and benefits for instructional personnel in all of the College's educational programs were higher as a result of salary increases, the addition of personnel to support increased enrollments and the hiring of full-time managers for the computer laboratory at each campus. Physical plant and occupancy costs also increased substantially in 1995 because of the relocation of the Manassas and Woodbridge campuses to new and larger facilities with higher lease rates. Partially offsetting those increases were reduced expenditures for student financial aid in 1995.

     Selling and promotional expenses. Selling and promotional expenses increased 16.7% from $3.7 million in 1994 to $4.3 million in 1995, due principally to increased advertising costs, particularly for television advertising.

     General and administration expenses. General and administration expenses increased 8.7% from $10.6 million in 1994 to $11.6 million in 1995, due principally to an increase in the bonus paid to the S Corporation Stockholder in respect of income taxes. Excluding the bonuses in both years, general and administration expenses would have increased 4.4% from $5.2 million in 1994 to $5.4 million in 1995. The increase was primarily attributable to higher personnel costs incurred by the addition of new administrative staff to support expansion of the College's on-site programs and graduate enrollment. The effect of the increase was partially offset by lower financing costs resulting from the College's return in 1995 to full access to Title IV Programs. In 1993 and 1994, regulatory action prevented the College from making full use of Title IV Program student financial aid for its students. In order to make loans available on terms comparable to federally guaranteed student loans, the College contracted with a private company, which purchased loans made by the College to students at a substantial discount from their face value. The discount was recorded as a cost of financing reflected in general and administration expenses. In 1995, there was no comparable cost of financing expense.

     Income from operations. Income from operations increased 18.7% from $5.2 million in 1994 to $6.2 million in 1995 because of the factors discussed above.

     Net income. Net income increased 27.0% from $5.6 million in 1994 to $7.1 million in 1995 because of the factors discussed above.

SEASONALITY

     The Company's quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth, or Fall, quarter, and lowest in the third, or Summer, quarter. In 1996, enrollments at the beginning of the Winter, Spring, Summer and Fall academic quarters were 7,096, 7,100, 4,851 and 8,172, respectively. Costs are generally not affected by the seasonal factors and do not vary significantly on a quarterly basis. To some extent, however, instructional and educational support expenses are lower in the third quarter because fewer part-time faculty are needed.

     The following table sets forth the Company's revenues on a quarterly basis for the years ended December 1994, 1995 and 1996.

                               QUARTERLY REVENUE
                             (DOLLARS IN THOUSANDS)

                                        1994                    1995                    1996
                                 -------------------     -------------------     -------------------
         THREE MONTHS ENDED      AMOUNT      PERCENT     AMOUNT      PERCENT     AMOUNT      PERCENT
    ---------------------------- -------     -------     -------     -------     -------     -------
    March 31.................... $ 9,169        27%      $10,635        28%      $12,415        28%
    June 30.....................   8,427        25         9,702        25        11,614        26
    September 30................   7,501        22         7,221        19         8,305        18
    December 31.................   9,160        26        10,638        28        12,671        28
                                 -------       ---       -------       ---       -------       ---
    Total for Year.............. $34,257       100%      $38,196       100%      $45,005       100%
                                 =======       ===       =======       ===       =======       ===

LIQUIDITY AND CAPITAL RESOURCES

     Prior to the initial public offering of its Common Stock, the Company financed its operating and capital requirements through cash generated from operating activities or, in the case of ELP, capital contributions from ELP's stockholder. The Company realized net proceeds of approximately $31.3 million from the initial public offering, of which it used $19.8 million to fund S Corporation distributions, $1.1 million to fund the acquisition of ELP and $3.1 million to fund the purchase of the Loudoun campus. The remaining $7.3 million was used to fund the SEL Program and for working capital purposes, including improvements to the College's computer laboratories.

     During 1996, the Company generated cash from operating activities of $13.6 million. This cash and the remaining proceeds from the Company's initial public offering resulted in an increase in cash and cash equivalents and marketable securities from $12.6 million at December 31, 1995 to $26.9 million at December 31, 1996. In addition, the Company is negotiating a credit facility from a bank in an amount not to exceed $10.0 million. Interest on any borrowings under such a facility would accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company would not pay a fee for this facility, but in the event of any borrowings, an origination fee of 1% would be due on the amounts borrowed from time to time thereunder.

     The Company believes that existing cash and cash equivalents, marketable securities, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the College decides to purchase a campus facility, it may finance the acquisition with indebtedness.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's historical operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Strayer Education, Inc.
  Report of Independent Accountants...................................................  F-2
  Consolidated Balance Sheets as of December 31, 1995 and 1996........................  F-3
  Consolidated Statements of Income for each of the three years in the period ended
     December 31, 1996................................................................  F-4
  Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1996..................................................  F-5
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996..........................................................  F-6
  Notes to Consolidated Financial Statements..........................................  F-7

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

  Schedule II--Valuation and Qualifying Accounts...................................... F-15

       All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT ACCOUNTANTS REPORT

Board of Directors and Stockholders, Strayer Education, Inc.

We have audited the accompanying consolidated balance sheets of Strayer Education, Inc. and subsidiaries (the "Company") as of December 31, 1995 and December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedule listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strayer Education, Inc. and subsidiaries as of December 31, 1995 and December 31, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                         Coopers & Lybrand L.L.P.


Washington, D.C.
January 31, 1997

                            STRAYER EDUCATION, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1995        1996
                                                                           -------     -------
                                    ASSETS
Current assets:
  Cash and cash equivalents..............................................  $ 8,992     $11,777
  Marketable securities available for sale, at market....................      498       5,057
  Short-term investments -- restricted...................................      720         807
  Tuition receivable, net of allowances for doubtful accounts of $155 and
     $164, respectively..................................................    7,873       8,923
  Inventories............................................................      725         923
  Other current assets...................................................       58         309
                                                                           -------     -------
          Total current assets...........................................   18,866      27,796
Student loans receivable, net of allowances for losses...................      932       2,799
Property and equipment, net..............................................    2,874       7,063
Investments in marketable securities available for sale, at market.......    3,134      10,070
Other assets.............................................................       72          94
                                                                           -------     -------
          Total assets...................................................  $25,878     $47,822
                                                                           =======     =======
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable.................................................  $   360     $   332
  Accrued expenses.......................................................      542         710
  Unearned tuition.......................................................    9,504      11,150
  Other current liabilities..............................................      133          30
                                                                           -------     -------
          Total current liabilities......................................   10,539      12,222
Deferred income taxes....................................................       --         189
                                                                           -------     -------
          Total liabilities..............................................   10,539      12,411
                                                                           -------     -------
Commitments and contingencies
Stockholders' Equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized in 1996,
     no shares issued or outstanding.....................................       --          --
  Common stock:
     1995 -- Par value $10; 500 shares authorized; 375.5 shares issued
      and outstanding....................................................        4          --
     1996 -- Par value $.01; 20,000,000 shares authorized; 9,450,000
      shares issued and outstanding......................................       --          95
  Additional paid-in capital.............................................    2,100      31,192
  Retained earnings......................................................   13,077       3,893
  Net unrealized gains on investments, net of deferred income taxes of
     $152 in 1996........................................................      158         231
                                                                           -------     -------
          Total stockholders' equity.....................................   15,339      35,411
                                                                           -------     -------
          Total liabilities and stockholders' equity.....................  $25,878     $47,822
                                                                           =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
Revenues:
  Tuition.....................................................  $33,238     $36,934     $42,775
  Fees and other..............................................    1,019       1,262       2,230
                                                                -------     -------     -------
                                                                 34,257      38,196      45,005
                                                                -------     -------     -------
Costs and Expenses:
  Instruction and educational support.........................   14,740      16,168      17,808
  Selling and promotion.......................................    3,667       4,281       4,457
  General and administration..................................   10,648      11,571       6,749
                                                                -------     -------     -------
                                                                 29,055      32,020      29,014
                                                                -------     -------     -------
  Income from operations......................................    5,202       6,176      15,991
Investment and other income...................................      350         875       1,061
                                                                -------     -------     -------
  Income before taxes.........................................    5,552       7,051      17,052
Provision for income taxes....................................       --          --       2,740
                                                                -------     -------     -------
  Net income..................................................  $ 5,552     $ 7,051     $14,312
                                                                =======     =======     =======
PRO FORMA INFORMATION:
  Income before income taxes..................................                          $17,052
  Income taxes................................................                            6,649
                                                                                        -------
  Net income..................................................                          $10,403
                                                                                        =======
  Net income per share........................................                          $  1.24
                                                                                        =======
  Weighted average shares outstanding.........................                            8,410
                                                                                        =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              UNREALIZED
                                   COMMON STOCK       ADDITIONAL                 GAINS
                               --------------------    PAID-IN     RETAINED   (LOSSES) ON
                                 SHARES      AMOUNT    CAPITAL     EARNINGS   INVESTMENTS    TOTAL
                               -----------   ------   ----------   --------   -----------   --------
Balance, December 31, 1993...        375.5    $  4     $     --    $ 6,624       $  --      $  6,628
  Distributions to
     stockholders............           --      --           --     (2,800)         --        (2,800)
  Net unrealized losses on
     investments.............           --      --           --         --         (43)          (43)
  Net income.................           --      --           --      5,552          --         5,552
                               -----------     ---      -------    --------      -----      --------
Balance, December 31, 1994...        375.5       4           --      9,376         (43)        9,337
  Distributions to
     stockholders............           --      --           --     (3,350)         --        (3,350)
  Capital contributions by
     stockholder in
     connection with
     formation of ELP........           --      --        2,100         --          --         2,100
  Net unrealized gains on
     investments.............           --      --           --         --         201           201
  Net income.................           --      --           --      7,051          --         7,051
                               -----------     ---      -------    --------      -----      --------
Balance, December 31, 1995...        375.5       4        2,100     13,077         158        15,339
  Formation of Strayer
     Education, Inc..........        1,000      --            1         --          --             1
  Exchange of Strayer
     Education, Inc. common
     stock for Strayer
     College, Inc. common
     stock...................  5,998,624.5      56          (56)        --          --            --
  Proceeds from sale of
     common stock, net of
     offering expenses of
     $3,187..................    3,450,000      35       31,278         --          --        31,313
  Payment to stockholder for
     acquisition of ELP......           --      --         (943)      (117)         --        (1,060)
  Distributions to
     stockholders............           --      --       (1,188)   (22,788)         --       (23,976)
  Cash dividends ($.0625 per
     share)..................           --      --           --       (591)         --          (591)
  Net unrealized gains on
     investments.............           --      --           --         --          73            73
  Net income.................           --      --           --     14,312          --        14,312
                               -----------     ---      -------    --------      -----      --------
Balance, December 31, 1996...    9,450,000    $ 95     $ 31,192    $ 3,893       $ 231      $ 35,411
                               ===========     ===      =======    ========      =====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1994        1995        1996
                                                                -------     -------     -------
Cash flows from operating activities:
  Net income..................................................  $ 5,552     $ 7,051     $14,312
  Adjustments to reconcile net income to cash
     provided by operating activities:
     Depreciation and amortization............................      448         688       1,021
     Provision for student loan losses........................       --          49         205
     Deferred income taxes....................................       --          --         (75)
  Changes in assets and liabilities:
     Short-term investments -- restricted.....................       --        (317)        (87)
     Tuition receivable, net..................................    2,230         940      (1,050)
     Inventories..............................................       13        (179)       (198)
     Other assets.............................................      (65)        167        (161)
     Trade accounts payable...................................      (18)       (220)        (28)
     Accrued expenses.........................................      153          83         167
     Unearned tuition.........................................      776         113       1,646
     Other current liabilities................................      (14)         75        (103)
  Student loans originated or acquired........................       --      (1,481)     (3,314)
  Collections on student loans receivable.....................       --         500       1,030
  Proceeds from sale of loans.................................       --          --         212
                                                                -------     -------     --------
          Net cash provided by operating activities...........    9,075       7,469      13,577
                                                                -------     -------     --------
Cash flows from investing activities:
  Purchases of property and equipment.........................   (1,500)     (1,162)     (5,208)
  Purchases of marketable securities..........................   (6,586)     (7,993)    (16,640)
  Maturities of marketable securities.........................    5,238       6,386       5,370
  Other.......................................................        8         (22)         --
                                                                -------     -------     --------
          Net cash used in investing activities ..............   (2,840)     (2,791)    (16,478)
                                                                -------     -------     --------
Cash flows from financing activities:
  Distributions to stockholders...............................   (2,800)     (3,350)    (23,976)
  Dividends paid..............................................       --          --        (591)
  Proceeds from sale of common stock and
     additional capital contributions by ELP stockholder......       --       2,100      31,313
  Acquisition of ELP..........................................       --          --      (1,060)
  Other.......................................................      (62)         --          --
                                                                -------     -------     --------
          Net cash provided by (used in) financing
            activities........................................   (2,862)     (1,250)      5,686
                                                                -------     -------     --------
          Net increase in cash and cash requirements..........    3,373       3,428       2,785
Cash and cash equivalents -- beginning of period..............    2,191       5,564       8,992
                                                                -------     -------     --------
Cash and cash equivalents -- end of period....................  $ 5,564     $ 8,992     $11,777
                                                                =======     =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Strayer Education, Inc. (the Company) was formed on May 10, 1996, as a Maryland corporation, and was capitalized on May 15, 1996 with cash of $1,000. The Company commenced operations on July 25, 1996.

     On July 30, 1996, the Company completed an initial public offering of its common stock. The Company sold 3,450,000 shares in the offering at a price of $10 per share. Net proceeds to the Company were $31,313,000. Prior to the closing of the offering, the Company exchanged 5,999,000 shares of its common stock for 100% of the outstanding common stock of Strayer College, Inc. (the College). Approximately $19,838,000 of the net proceeds of the offering were paid to the stockholders of the College as a distribution of earnings on which the stockholders had previously paid income taxes during the period the College was an S Corporation.

     Contemporaneously with the closing of the initial public offering, the Company acquired Education Loan Processing, Inc. (ELP) at a purchase price of $1,060,000, ELP's net book value. ELP was incorporated in December 1994 and began operations in January 1995. ELP was wholly owned by a stockholder of the Company.

     Under generally accepted accounting principles, the College's and ELP's bases in their assets and liabilities were carried over to the Company and the operations of the College, ELP and the Company were retroactively combined in a manner similar to a pooling of interest, because these acquisitions were combinations of entities under common control. All significant intercompany accounts and transactions have been eliminated.

     Consistent with the financial statements included in the Company's prospectus and the reorganization of the Company in connection with the completion of the initial public offering, the 1994 and 1995 financial statements are presented on a combined basis and the 1996 financial statements are presented on a consolidated basis. The accompanying 1996 financial statements include the accounts of the Company, the College and ELP, collectively referred to herein as the "Company" or "Companies."

2.  NATURE OF OPERATIONS

     The College is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its eight campuses in the District of Columbia and Virginia.

     ELP is a finance company that purchases and services student loans, principally for the College. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as noncurrent consistent with industry practice.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     Cash and cash equivalents consist of operating cash and cash invested in short-term certificates of deposit, commercial paper, and U.S. government obligations. The Companies place their cash and temporary cash investments with high quality credit institutions. The Companies consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

  Investments

     The Companies' investments are considered "available-for-sale," and, as such, are stated at market value. The net unrealized gains and losses are reported as a component of stockholders' equity. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

                            STRAYER EDUCATION, INC.

  Tuition Revenues

     Tuition income is deferred at the time of registration and is recognized as income, net of any refunds or withdrawals, ratably throughout each respective quarter session. Advance registrations for the next quarter are shown as unearned tuition.

  Student Loans Receivable

     Student loans receivable are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest income from student loans is recognized using the interest method.

     Provisions for estimated losses on student loans are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing loan portfolio, based upon historical trends, economic conditions and other information. ELP's charge-off policy is based on a loan-by-loan review; however, any loan with payments more than 120 days past due is written off against the allowance.

  Concentration of Credit Risk

     The Companies place their cash and temporary cash investments with high credit quality institutions. At times cash and cash equivalent balances may be in excess of the FDIC insurance limit. The Companies have not experienced any losses on their cash and cash equivalents.

     Tuition receivables are not collateralized, however, credit risk is minimized as a result of the diverse nature of the College's student base in the Washington, D.C. area. The College establishes an allowance for doubtful tuition accounts based upon factors surrounding historical trends and other information.

     Student loans are receivable from the College's students. The Companies perform credit evaluations and require cosigners in some instances to minimize credit risk.

  Inventories

     Inventories, which consist of books and supplies held in campus bookstores, are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation amounted to $448,000, $688,000 and $1,021,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

  Income Taxes

     For the years ended December 31, 1994 and 1995, the financial statements of the Companies do not include a provision for income taxes because the taxable income of the College and ELP was included in the income tax returns of the stockholders under the S Corporation elections.

     In connection with the formation of Strayer Education, Inc., the initial public offering of the Company's common stock, and the acquisition of the College and ELP by Strayer Education, Inc., effective July 25, 1996, the
College and ELP are no longer treated as S Corporations for tax purposes. The Companies now provide for deferred income taxes based on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

                            STRAYER EDUCATION, INC.

  Pro Forma Income Per Share

     Pro forma weighted average shares outstanding reflect the acquisition of the College by the Company in exchange for 5,999,000 shares of common stock, as if it had occurred on January 1, 1996. Subsequent to the closing of the initial public offering, the Company made a distribution to the stockholders of the College in respect of earnings previously subject to income tax during the College's period as an S Corporation (the "S Corp. Distribution"). As a result, pro forma weighted average shares outstanding also give effect to the increase in the number of shares which, when multiplied by the net per share proceeds of the offering, would have been necessary to fund distributions to the stockholders, including the S Corp. Distribution, during the 12 months ended July 1996, to the extent that such distributions exceeded net income during the same period. Fully diluted income per share was not significantly different from the primary amount. Historical net income per share is presented in Note 11.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share," revises disclosure requirements, and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, FAS 128 requires dual presentation of basic and diluted EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company's pro forma basic and diluted EPS under FAS 128 would have been $1.26 and $1.23, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. Actual results could differ from those estimates.

4.  INVESTMENTS

  Short-Term Investments -- Restricted

     The U.S. Department of Education requires Title IV Program loan funds collected in excess of amounts due for tuition to be kept in a separate cash or cash equivalent account until such amounts can be remitted to students. These funds are invested in short-term U.S. Treasury Notes with maturities of three months or less.

                            STRAYER EDUCATION, INC.

  Marketable Securities

     The cost and market value for each class of investments at December 31, 1995 and 1996 are as follows (in thousands):

                                                                         1995
                                                      -------------------------------------------
                                                                  GROSS        GROSS
                                                                UNREALIZED   UNREALIZED   MARKET
                                                       COST       GAINS        LOSSES      VALUE
                                                      -------   ----------   ----------   -------
    U.S. Government obligations.....................  $ 2,499      $ 80        $   --     $ 2,579
    Equity securities...............................      975        78            --       1,053
                                                       ------      ----        ------      ------
              Total.................................  $ 3,474      $158        $   --     $ 3,632
                                                       ======      ====        ======      ======

                                                                         1996
                                                      -------------------------------------------
                                                                  GROSS        GROSS
                                                                UNREALIZED   UNREALIZED   MARKET
                                                       COST       GAINS        LOSSES      VALUE
                                                      -------   ----------   ----------   -------
    Certificates of deposit and money market
      funds.........................................  $   632      $ --        $   --     $   632
    U.S. Government obligations.....................   10,416       137            --      10,553
    Equity securities...............................    3,695       247            --       3,942
                                                      -------      ----        ------     -------
              Total.................................  $14,743      $384        $   --     $15,127
                                                      =======      ====        ======     =======

     The contractual maturities of U.S. Government obligations at December 31, 1996 are as follows (in thousands):

                                                                               MARKET
                                                                     COST       VALUE
                                                                   --------    -------
        Due in one year or less..................................  $  3,930    $ 3,959
        Due after one year through five years....................     5,144      5,204
        Due after five years through 10 years....................     1,342      1,390
                                                                    -------    -------
                  Total..........................................  $ 10,416    $10,553
                                                                    =======    =======

5.  PROPERTY AND EQUIPMENT

     The composition of property and equipment as of December 31, 1995 and 1996 is as follows (in thousands):

                                                                     1995       1996
                                                                    ------     -------
        Land......................................................  $   --     $   800
        Buildings.................................................      --       2,319
        Furniture and equipment...................................   3,910       5,321
        Leasehold improvements....................................   1,092       1,576
        Vehicles..................................................      63          52
                                                                    ------     -------
                                                                     5,065      10,068
             Less accumulated depreciation........................   2,191       3,005
                                                                    ------     -------
                                                                    $2,874     $ 7,063
                                                                    ======     =======

                            STRAYER EDUCATION, INC.

6.  STUDENT LOANS RECEIVABLE

     Student loans receivable as of December 31, 1995 and 1996 are as follows (in thousands):

                                                                      1995      1996
                                                                      ----     ------
        Student loans receivable outstanding, including accrued
          interest..................................................  $981     $2,946
        Allowance for loan losses...................................   (49)      (147)
                                                                      ----     ------
             Student loans receivable, net..........................  $932     $2,799
                                                                      ====     ======

     The interest rate on student loans is generally 7.5%. The Companies believe the carrying value of the student loans approximates their fair value.

     Annual principal payments due under the student loans outstanding at December 31, 1996 are as follows (in thousands):

                1997..............................................    $  805
                1998..............................................       568
                1999..............................................       443
                2000..............................................       321
                2001..............................................       252
                Thereafter........................................       557
                                                                      ------
                          Total...................................    $2,946
                                                                      ======

7.  STOCK OPTION PLAN

     In July 1996, the Company set aside 1,000,000 shares of common stock for shares to be issued under the Company's 1996 Stock Option Plan (the Plan) that provided for the grant of options intended to qualify as incentive stock options, and provided for the grant of non-qualifying options to directors and employees of the Company. Options may be granted to eligible employees of the Companies at the discretion of the Board of Directors, at option prices based on the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors.

     On July 24, 1996, the Board of Directors granted options to acquire 663,136 shares of stock at the initial offering price of $10.00 per share to all full-time employees with at least one year of service, and to all members of the Board of Directors. The options vest in three equal annual installments beginning on July 25, 1997. At December 31, 1996, the total number of stock options outstanding, after forfeitures, was 657,250, all of which expire on July 25, 2001.

                            STRAYER EDUCATION, INC.

     The Company accounts for the fair value of its stock options granted to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Plan, since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with that method of accounting under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's pro forma net income and net income per share for the year ended December 31, 1996 would have been decreased as indicated below (in thousands):

        Net income:
          As reported......................................................  $10,403
          Pro forma........................................................  $10,204
        Net income per common share:
          As reported......................................................  $  1.24
          Pro forma........................................................  $  1.21

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants during the year ended December 31, 1996: fair value at date of grant of $3.40 per share; dividend yield of 1.0%; expected volatility of 35%; risk-free interest rate of 6.52%; expected term of 4 years; and remaining contractual life of the options of 4.58 years.

8.  PROFIT SHARING PLAN

     The College has a 401(k) profit sharing trust covering all eligible employees of the College. Participants may defer a percentage of their salaries or make contributions up to 10% of their total compensation. Employee contributions are voluntary. Discretionary contributions are made by the College in the fourth quarter of each year, and were $88,000, $94,000 and $119,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

9.  COMMITMENTS AND CONTINGENCIES

     The College participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Companies' financial position, results of operations or cash flows.

     The College has long-term noncancelable operating leases for eight of its nine campuses and other administrative locations. ELP has a two-year noncancelable operating lease for office space. Rent expense was $3,309,000, $3,227,000 and $3,371,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The College has the option to buy certain of the campus properties at their fair market value as determined by independent appraisal. The Washington D.C. campuses and three of the Virginia campuses are leased from the President and a majority stockholder of the Company. Rent paid to the stockholder was $1,339,000, $1,896,000 and $2,279,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

                            STRAYER EDUCATION, INC.

     The rents on these leases are subject to an annual increase based on a stipulated price index. The minimum rental commitments for the Companies as of December 31, 1996 are as follows (in thousands):

                                                                           TOTAL AMOUNT
                                                                            PAYABLE TO
                                                                            STOCKHOLDER
                                                              TOTAL      INCLUDED IN TOTAL
                                                             -------     -----------------
        1997...............................................  $ 3,153          $ 2,126
        1998...............................................    3,024            2,126
        1999...............................................    2,758            2,126
        2000...............................................    2,750            2,126
        2001...............................................    2,648            2,126
        2002...............................................    2,381            2,126
        Thereafter.........................................    7,894            7,264
                                                             -------          -------
                                                             $24,608          $20,020
                                                             =======          =======

10.  INCOME TAXES

     The income tax provision for the year ended December 31, 1996 is summarized below (in thousands). There was no income tax provision in 1994 or 1995 due to the S Corporation status of the College and ELP during those years.

                Current:
                  Federal...........................................  $2,088
                  State.............................................     727
                                                                      ------
                                                                       2,815
                                                                      ------
                Deferred:
                  Federal...........................................     (61)
                  State.............................................     (14)
                                                                      ------
                                                                         (75)
                                                                      ------
                                                                      $2,740
                                                                      ======

     The tax effects of the principal temporary differences that give rise to the Companies' deferred tax liability are as follows (in thousands):

        Tuition receivable and student loans.................................  $ 112
        Property and equipment...............................................    (37)
        Unrealized gains on marketable securities............................   (152)
                                                                               -----
        Net deferred tax liability...........................................  $ (77)
                                                                               =====

     A reconciliation between the Companies' statutory tax rate and the effective tax rate for the year ended December 31, 1996 is as follows:

        Statutory federal rate.................................................   35%
        Income attributable to period during which the College and ELP were S
          Corporations.........................................................  (24%)
        State income taxes, net of federal benefits............................    5%
                                                                                 ---
        Effective tax rate for year ended December 31, 1996....................   16%
                                                                                 ===

     Cash payments for income taxes were $2,809,000 in 1996.

                            STRAYER EDUCATION, INC.

     Pro forma income taxes reflect the application of statutory corporate income tax rates to the net income of the College and ELP as if the termination of the S Corporation status of the Companies had occurred on January 1, 1996.

     The components of the pro forma income tax provision as of December 31, 1996 are as follows (in thousands):

                Current
                  Federal...........................................  $5,526
                  State.............................................   1,198
                                                                      ------
                                                                       6,724
                Deferred............................................     (75)
                                                                      ------
                                                                      $6,649
                                                                      ======

     The effective pro forma income tax rate differs from the 35% statutory federal rate principally as a result of state income taxes.

11.  HISTORICAL INCOME PER SHARE

     Historical income per share, computed on the basis of the weighted average number of shares and share equivalents outstanding after giving effect to the merger of the College and the Company, are as follows:

                                                        1994           1995           1996
                                                     ----------     ----------     ----------
    Net income per share...........................  $      .93     $     1.18     $     1.88
    Weighted average shares outstanding............   6,000,000      6,000,000      7,592,806

     Fully diluted income per share was not significantly different from the primary amounts.

12.  SUBSEQUENT EVENTS

     The Company's Board of Directors declared a dividend of $.0625 per share to stockholders of record as of January 3, 1997, and this dividend was paid on January 17, 1997.

13.  SUMMARIZED QUARTERLY FINANCIAL DATA (unaudited)

     Quarterly financial information for 1995 and 1996 is as follows (in thousands except per share data):


1995                                                          Quarter Ended
                                         ------------------------------------------------------
                                         March 31       June 30         Sept. 30        Dec. 31
Total revenues                           $10,635         $9,702         $7,221          $10,638
Income (loss) from operations              2,944          1,949         (1,092)           2,375
Net income (loss)                          3,092          2,133           (882)           2,708

1996                                                          Quarter Ended
                                         ------------------------------------------------------
                                         March 31       June 30         Sept. 30        Dec. 31
Total revenues                           $12,415        $11,614         $8,305          $12,671
Income from operations                     4,628          4,434            982            5,947
Net income                                 4,736          4,703          1,314            3,559
Pro forma information:
   Income taxes                            1,852          1,839            491            2,467
   Net income                              2,884          2,864            823            3,832
   Net income per share                     0.38           0.39           0.09             0.38

                            STRAYER EDUCATION, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                       BALANCE       ADDITIONS                   BALANCE
                                                     BEGINNING OF    CHARGED TO                  END OF
                   DESCRIPTION                          PERIOD        EXPENSE      DEDUCTIONS    PERIOD
--------------------------------------------------   ------------    ----------    ----------    -------
Deduction from asset account:
  Allowance for doubtful accounts:
     Year ended December 31, 1996.................       $155           $788         $ (779)      $ 164
     Year ended December 31, 1995.................        135            655           (635)        155
     Year ended December 31, 1994.................        453            665           (983)        135
  Allowance for loan losses:
     Year ended December 31, 1996.................         49            205           (107)        147
     Year ended December 31, 1995.................         --             49             --          49

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers and directors of the Company:

                       NAME                    AGE                  POSITION
        -----------------------------------    ---     -----------------------------------
        Ron K. Bailey......................    56      President, Treasurer and Director
        Harry T. Wilkins...................    40      Chief Financial Officer
        Stanley G. Elmore..................    55      Chairman of the Board of Directors
        Todd A. Milano.....................    44      Director
        Jennie D. Seaton...................    67      Director
        Roland Carey.......................    57      Director
        Donald T. Benson...................    53      Director
        G. Thomas Waite, III...............    45      Director
        Donald Stoddard....................    60      Director
        Charlotte Beason...................    49      Director

     Ron K. Bailey is the President and Treasurer and has been a director of the Company since its formation. Mr. Bailey has been the President and a trustee of the College since 1989 and the President and a director of ELP since its formation in 1994. From 1980 to 1989, Mr. Bailey held a variety of administrative positions with the College, including the position of Vice President of the College. Before assuming his first full-time position with the College in 1980, Mr. Bailey was a part-time faculty member of the College and served as Director of Data Processing of the National Association of Home Builders.

     Harry T. Wilkins is the Chief Financial Officer of the Company and has been the Director of Financial Affairs of the College since 1992. Prior to joining the College, Mr. Wilkins was a Director with the accounting firm of Wooden & Benson, Chartered from 1984 to 1992 and a member of the consulting practice of the accounting firm of Deloitte Touche (then Deloitte, Haskins and Sells) from 1979 to 1984. Mr. Wilkins is a Certified Public Accountant.

     Stanley G. Elmore has been a director of the Company since July 1996. Mr. Elmore has been the Chairman of the Board of Trustees of the College since 1989. Mr. Elmore has served as Projects and Programs Manager, Citibank Mid-Atlantic, a position he has held for more than five years.

     Todd A. Milano has been a director of the Company since July 1996. Mr. Milano has been the Vice Chairman of the Board of Trustees of the College since 1992. Mr. Milano has served as President and Chief Executive Officer of Central Pennsylvania Business School since 1989.

     Dr. Jennie D. Seaton has been a director of the Company since July 1996. Dr. Seaton has been a member of the Board of Trustees of the College since 1990. Dr. Seaton is retired and was an Assistant Dean of Virginia Commonwealth University from 1975 to 1994.

     Roland Carey has been a director of the Company since July 1996. Mr. Carey has been a member of the Board of Trustees of the College since 1990. Mr. Carey is an Instructor with the Carl Sandburg School, a position he has held for more than five years.

     Donald T. Benson has been a director of the Company since July 1996. Mr. Benson has been a member of the Board of Trustees of the College since 1992. Mr. Benson has served as Vice President, Human Resources, of Aetna Life Insurance Company since 1992. From 1976 to 1992, Mr. Benson was Senior Vice President, Human Resources, of Connecticut General Insurance Corp. (CIGNA).

     G. Thomas Waite, III has been a director of the Company since July 1996. Mr. Waite has been a member of the Board of Trustees of the College since 1994. Mr. Waite has served as Treasurer for the Humane Society of the United States since 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership; from 1986 to 1991, he held the position of Senior Vice President of Hurst

Property Company. As a result of the insolvency of a real estate partnership in which Mr. Waite served as a general partner, Mr. Waite filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code in 1993, which subsequently was converted to a Chapter 7 filing in 1993.

     Dr. Donald Stoddard has been a director of the Company since July 1996. Dr. Stoddard has been a member of the Board of Trustees of the College since 1995. Dr. Stoddard is a Professor, Department of English, Anne Arundel Community College, a position he has held since 1990. From 1979 to 1990, Dr. Stoddard was the Coordinator, Collegiate Institutional Approval, of the Maryland Higher Education Commission.

     Dr. Charlotte Beason has been a director of the Company since July 1996. Dr. Beason has been a member of the Board of Trustees of the College since 1995. Dr. Beason is a Nurse at the U.S. Department of Veterans Affairs/Health Care Reform Office, a position she has held for more than five years.

     Directors of the Company are elected at the annual meeting of stockholders and serve until their successors are duly elected and qualified or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors.

CERTAIN SIGNIFICANT EMPLOYEES OF THE COLLEGE

     The following information is supplied with respect to certain other significant employees of the College:

     Younes P. Benab, Ph.D., 59, is the Academic Dean of the College, a position he has held since 1986.

     J. Chris Toe, Ph.D., 42, is the Director, Graduate Programs of the College, a position he has held since 1994. Dr. Toe joined the College in 1993 as an adjunct professor, becoming a full-time professor in 1994. Prior to joining the College, Dr. Toe was an independent consultant.

     James F. McCoy, Jr., 37, is the Administrative Dean of the College, a position he has held since 1994. Mr. McCoy previously was Finance Team Leader, Phillips Colleges, in 1994; Vice President of Operations, Brenell Institute, from 1992 to 1994; and Operations Manager, Phillips Colleges, from 1983 to 1992.

     Marla Boulter, 41, is the College's Director of College Relations, a position she has held since 1995. Ms. Boulter joined the College in 1990 as an accountant and was the College's Director of Marketing from 1991 to 1995.

     Don R. Anderson, 54, is the Director of Facilities of the College, a position he has held since 1988.

     Robert E. Farmer, 58, is the Director of Human Resources of the College, a position he has held since 1995. Mr. Farmer was the Campus Coordinator of the Arlington campus from 1992 until 1995, and was the Director of Admissions at that campus from 1990 to 1992. Mr. Farmer is a certified Professional in Human Resources (PHR).

     Piroj Piboolnuruk, 42, is the College's Director of Information Management, a position he has held since 1992. Mr. Piboolnuruk was the College's coordinator of Administrative Services from 1986 to 1992.

     John Tucker, 56, is the College's Director of Distance Learning, a position he has held since 1995. Mr. Tucker has been on the faculty of the College as an Adjunct Professor since 1974 and was a director of systems engineering with the Internal Revenue Service from 1988 to 1995. He is a certified computer professional and has an extensive background as an educator in distance learning.

     David J. Spille, 30, is the Manager of Investor Relations, a position he has held since February 1997. Prior to his employment at Strayer, Mr. Spille was an Analyst at the Nasdaq Stock Market, Inc. from 1994 to 1997 and a Business Analyst at E-Systems Incorporated from 1990 to 1994.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has established an Audit Committee, an Executive Committee and a Compensation Committee.

     Audit Committee. The Audit Committee consists of non-management directors and makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants and reviews the adequacy of the Company's internal accounting controls.

     Executive Committee. The Executive Committee consists of Mr. Bailey and one or more non-management directors and exercises such authority as is delegated to it.

     Compensation Committee. The Compensation Committee consists of three non-management directors. The Compensation Committee determines the compensation of the Company's executive officers, subject to the provisions of any employment agreements, and administers the Company's 1996 Stock Option Plan.

COMPENSATION OF THE BOARD OF DIRECTORS

     Directors are reimbursed for expenses incurred in connection with their attendance at Board and Committee meetings, but currently receive no compensation for serving as directors.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Compensation" in the Company's 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the ownership of Common Stock as of March 15, 1997, by each person known by the Corporation to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, each director of the Corporation, and all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission by such persons or upon information otherwise provided by such persons to the Corporation.

                                                                        SHARES BENEFICIALLY
NAMES OF BENEFICIAL OWNERS (1)                                                 OWNED
------------------------------                                        -----------------------
                                                                                      PERCENT
                                                                      NUMBER         OF CLASS
                                                                      ------         --------

Ron K. Bailey and Beverly W. Bailey . .                             5,900,000      62.4%

Putnam Investments, Inc. (2)
One Post Office Square
Boston, Massachusetts 02109 . . . . . .                               975,679      10.3

Stanley G. Elmore . . . . . . . . . . .                                    0       0
Todd A. Milano                                                         4,540       *
Jennie D. Seaton  . . . . . . . . . . .                                    0       0
Roland Carey                                                               0       0
Donald T. Benson  . . . . . . . . . . .                                  600       *
G. Thomas Waite, III  . . . . . . . . .                                    0       0
Donald Stoddard                                                          300       *
Charlotte Beason  . . . . . . . . . . .                                    0       0

                                                                  -----------      -----------
All directors and executive officers as a group
    (10 persons)                                                    5,905,440      62.5%

--------------------
     *Less than one percent

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Based on a Schedule 13G filed with the Securities and Exchange Commission on January 31, 1997. These securities are owned by various institutional investors that are clients of investment adviser subsidiaries of Putnam Investments, Inc. ("PI)"), a wholly-owned subsidiary of Marsh & McClennan Companies, Inc. ("M&MC"). For purposes of reporting requirements of the Securities Exchange Act of 1934, PI and M&MC are each deemed to be beneficial owners of these securities; however, each of PI and M&MC expressly disclaims that beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LEASE OF CAMPUS FACILITIES

     The Company has long-term noncancelable operating leases for eight of its various campus locations. The rents on these leases are subject to an annual increase based on a stipulated price index. Of the eight campus locations, five of the campuses, including the Washington, D.C. campuses and three of the Virginia campuses, were leased from corporations which are wholly-owned by Mr. Bailey, the Company's President and majority stockholder. Rent paid to Mr. Bailey under these five operating leases for the years ended December 31, 1994, 1995 and 1996 was $1,339,000, $1,896,000 and $2,279,000, respectively. Future minimum rental commitments for all of the Company's eight leases and the five campuses leased from Mr. Bailey as of December 31, 1996 was as follows (in thousands):

                                                                            AMOUNT PAYABLE TO AN
                                                           TOTAL LEASE     AFFILIATE OF MR. BAILEY
                                                           COMMITMENTS        INCLUDED IN TOTAL
                                                           -----------     -----------------------
    1997...............................................      $ 3,153               $ 2,126
    1998...............................................        3,024                 2,126
    1999...............................................        2,758                 2,126
    2000...............................................        2,750                 2,126
    2001...............................................        2,648                 2,126
    2002...............................................        2,381                 2,126
    Thereafter.........................................        7,894                 7,264
                                                             -------               -------
                                                             $24,608               $20,020
                                                             =======               =======

     Each of the five leases with Mr. Bailey has a 10-year term expiring in May 2006. The Company has the option under each such lease to purchase at any time during the term of the lease the related campus facility at its discretion at the fair market value of such facility as determined by independent appraisers.

     The Company may lease additional campus facilities from entities owned or controlled by Mr. Bailey. Any such leases will have market terms as determined by an independent appraiser and be subject to the approval by a majority of independent directors.

TRANSACTIONS WITH PRK INVESTMENTS, INC.

     The College retained PRK Investments, Inc. ("PRK") to provide it with a variety of services, including services related to computer equipment purchasing and the College's compliance with the HEA and Department of Education regulations applicable to Title IV Programs. See "Licensing, Accreditation and Financial Aid Regulation -- Financial Aid Regulation -- Administrative Capacity." Two-thirds of the PRK common stock is owned by children of Ron K. Bailey, President and a director of the Company. The College paid PRK approximately $257,000 for computer equipment purchasing and related services in 1996. In addition, pursuant to a contract with PRK, the College made monthly payments of $20,000 to PRK for Title IV services from January 1, 1996 through May 15, 1996. Beginning May 16, 1996, the computer equipment purchasing and related services performed by PRK for the College, as well as the services related to Title IV Programs, are performed by employees of the Company. The College provided PRK office space on a rent-free basis in 1996 through May 15, 1996.

TRANSACTIONS WITH CAREER TRAINING INSTITUTE, INC.

     College faculty and other employees have received computer-related instruction and training in other occupational skills from Career Training Institute, Inc. ("CTI"). Prior to December 31, 1996, eighty percent of the CTI common stock was owned by children of Ron K. Bailey, President and a director of the Company. The College paid CTI approximately $199,000 for its services in 1996. Management believes that CTI provided such services to the College on terms at least as favorable to the College as the College could obtain from unaffiliated parties. The Company believes that the instruction provided by CTI is not competitive with the current programs of the College.

REORGANIZATION TRANSACTIONS

     On July 30, 1996, the Company completed an initial public offering of its common stock. The Company sold 3,450,000 shares in the offering at a price of $10 per share. Net proceeds to the Company were $31,313,000. Prior to the closing of the offering, the Company exchanged 5,999,000 shares of its common stock for 100% of the outstanding common stock of the College, which was held jointly by Mr. and Mrs. Ron K. Bailey, in their capacity as the S Corporation Stockholder. Approximately $19,838,000 of the net proceeds of the offering were paid to the Baileys as a distribution of earnings on which they had previously paid income taxes during the period the College was an S Corporation.

     Contemporaneously with the closing of the initial public offering, the Company acquired ELP at a purchase price of $1,060,000, ELP's net book value. ELP was wholly owned by Mr. Ron K. Bailey, the Company's President and a director of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Financial Statements

    All required financial statements of the registrant are set forth under
Item 8 of this report of Form 10-K.

(a)(2)  Financial Statement Schedules

    All required financial statement schedules of the registrant are set forth under Item 8 of this report on Form 10-K.

(a)(3)  Exhibits

EXHIBIT
NUMBER                                           DESCRIPTION
-------        --------------------------------------------------------------------------------
 3.01*      -- Articles of Incorporation of the Company.
 3.02*      -- Amended and Restated Bylaws of the Company.
 4.01*      -- Specimen Stock Certificate.
10.01*      -- Lease Agreement, dated as of June 1, 1996, between Strayer College, Inc. and
               Fredericksburg Investments, Inc.
10.02*      -- Lease Agreement, dated as of June 1, 1996, between Strayer College, Inc. and
               Beacon Investments, Inc.
10.03*      -- Lease Agreement, dated as of June 1, 1996, between Strayer College, Inc. and
               Battleview Investments, Inc.
10.04*      -- Lease Agreement, dated as of June 1, 1996, between Strayer College, Inc. and
               Central Investments, Inc.
10.05*      -- Lease Agreement, dated as of June 1, 1996, between Strayer College, Inc. and
               Potomac Investments, Inc.
10.06*      -- Lease Agreement, dated as of October 1, 1991, between Strayer College, Inc. and
               GLM-Highland Building Limited Partnership.
10.07*      -- Lease Agreement, dated as of June 15, 1993, between Strayer College, Inc. and
               Alexandria Tech Center I.
10.08*      -- Employment Agreement, dated as of June 1, 1996, between Strayer Education, Inc.
               and Ron K. Bailey.
10.09*      -- Employment Agreement, dated as of June 1, 1996, between Strayer College, Inc.
               and Harry T. Wilkins.
10.10*      -- 1996 Stock Option Plan
10.11*      -- Form of Tax Indemnification Agreement
10.12*      -- First Amendment to Agreement of Lease for Office Condominium Space, dated July
               25, 1994, between Strayer College, Inc. and Cross Creek Associates Limited
               Partnership.
10.13**     -- Lease Agreement, dated as of February 29, 1996, between Confederation Life
               Insurance Company (U.S.) in Rehabilitation and Strayer College, Inc.
10.14**     -- Office Building Lease, dated as of July 26, 1996, between Nikowski Limited
               Partnership and Strayer College, Inc.
10.15**     -- Office Lease Agreement, dated as of June 17, 1996, between 1133 Fifteenth Street
               Limited Partnership and Strayer College, Inc.
11.01       -- Earnings per Share Calculation
23.01       -- Consent of Coopers & Lybrand L.L.P.
24.01       -- Power of Attorney (contained in signature page).
27+         -- Financial Data Schedule.

---------------
 * Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-3967).
** Filed as an exhibit to the Registrant's Registration Statement on Form S-1
   (No. 333-23601).
 + Included in electronic filing via EDGAR.

(b)  Report on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       STRAYER EDUCATION, INC.



Date:  March 26, 1997                  By    /s/  RON K. BAILEY
                                             ----------------------------------
                                             Ron K. Bailey
                                             Chief Executive Officer
                                             and Director


                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron K. Bailey and Harry T. Wilkins, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney's-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

Signatures                      Title                                                Date
----------                      -----                                                ----


/s/  RON K. BAILEY              Chief Executive Officer and                          March 26, 1997
----------------------------
Ron K. Bailey                   Director (Principal Executive
                                Officer)


/s/  HARRY T. WILKINS           Chief Financial Officer                              March 26, 1997
----------------------------    (Principal Financial and
Harry T. Wilkins                Accounting Officer)



/s/  STANLEY G. ELMORE                       Director                                March 26, 1997
----------------------------
Stanley G. Elmore


/s/  TODD A. MILANO                          Director                                March 26, 1997
----------------------------
Todd A. Milano

/s/  JENNIE D. SEATON                        Director                                March 26, 1997
--------------------------------
Jennie D. Seaton


/s/  ROLAND CAREY                            Director                                March 26, 1997
--------------------------------
Roland Carey


/s/  DONALD T. BENSON                        Director                                March 26, 1997
--------------------------------
Donald T. Benson


/s/  G. THOMAS WAITE                         Director                                March 26, 1997
--------------------------------
G. Thomas Waite


/s/  DONALD STODDARD                         Director                                March 26, 1997
--------------------------------
Donald Stoddard


/s/  CHARLOTTE BEASON                        Director                                March 26, 1997
--------------------------------
Charlotte Beason

                                 EXHIBIT INDEX

                                                                                                           Seq.
Exhibit                                                                                                    Page
Number                    Description                                                                      No.
------                    -----------                                                                      ---

11.01                     Earnings per Share Calculation
23.01                     Consent of Coopers & Lybrand L.L.P.
27                        Financial Data Schedule