Form 10-Q
period 1997-03-31
STRAYER EDUCATION INC
filed 1997-05-09
CIK 1013934

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED MARCH 31, 1997

                            STRAYER EDUCATION, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)




        Maryland                                     52-1975978
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


       1025 15th Street, N.W.
       Washington, DC  20005                             20005
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

  Registrant's telephone number, including are code:         (202) 408-2400
Securities registered pursuant to Section 12(b) of the Act: Not Applicable Securities registered pursuant to Section 12(g) of the Act:


                          COMMON STOCK, $.01 PAR VALUE


                                TITLE AND CLASS


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]   NO [_]

THE REGISTRANT BECAME SUBJECT TO SUCH FILING REQUIREMENTS ON JULY 25, 1996.

AS OF MARCH 31, 1997, THERE WERE OUTSTANDING 9,450,000 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                            STRAYER EDUCATION, INC.
                                     INDEX
                                   FORM 10-Q


PART 1 - FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets at
               December 31, 1996 and March 31, 1997......................   3

               Condensed Consolidated Statements of Income
               for the three months ended March 31, 1996 and 1997........   4

               Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 1996 and 1997........   5

               Notes to Condensed Consolidated Financial Statements......   6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............   9



PART II - OTHER INFORMATION

     Item 1-6  Exhibits and Reports on Form 8 - K........................  11


SIGNATURES...............................................................  12


INDEX TO EXHIBITS........................................................  13

                            STRAYER EDUCATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                           December 31,    March  31,
                                              1996            1997
                                           ------------    ----------
Current Assets:                                            (Unaudited)
          Cash and cash equivalents             $11,777       $15,620

          Marketable securities
           available for sale, at market          5,057         4,472

          Short-term investments -
           restricted                               807           830

          Tuition receivable, net of
           allowances for doubtful
           accounts                               8,923         9,500

          Inventories                               923           796

          Other current assets                      309           145
                                               --------      --------

                 Total current assets            27,796        31,363

Student loans receivable, net of
 allowances for losses                            2,799         3,417

Property and equipment, net                       7,063         7,173

Investments in marketable securities
 available for sale, at market                   10,070        12,253

Other assets                                         94           178
                                               --------      --------

                 Total assets                   $47,822       $54,384
                                               ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

          Trade account payable                 $   332       $   633

          Accrued expenses                          710           255

          Income taxes payable                       --         2,723

          Unearned tuition                       11,150        11,289

          Other current liabilities                  30           250
                                               --------      --------

                    Total current
                     liabilities                 12,222        15,150

Deferred income taxes                               189           184
                                               --------      --------

                    Total liabilities            12,411        15,334
                                               --------      --------
Stockholders' equity:

          Common Stock - Par value
           $.01; 20,000,000 shares
           authorized;9,450,000 shares
           issued and outstanding                    95            95

          Additional paid-in capital             31,192        31,192

          Retained earnings                       3,893         7,484

          Net unrealized gains on
           investments, net of deferred
           income taxes                             231           279
                                               --------      --------

                    Total stockholders'
                     equity                      35,411        39,050
                                               --------      --------
                    Total liabilities
                     and stockholders'
                     equity                     $47,822       $54,384
                                               ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         For the three
                                                             months
                                                        ended March 31,
                                                       ------------------
                                                         1996      1997
                                                       --------  --------
Revenues:

         Tuition                                        $11,570   $13,263

         Fees and other                                     431       510
                                                       --------  --------
                                                         12,001    13,773
                                                       --------  --------


Costs and Expenses:

         Instruction and educational support              4,577     4,563

         Selling and promotion                              974     1,218

         General and administration                       1,822     1,586
                                                       --------  --------
                                                          7,373     7,367
                                                       --------  --------

         Income from operations                           4,628     6,406

Investment and other income                                 108       514
                                                       --------  --------

         Income before income taxes                       4,736     6,920
                                                       --------  --------

Provision for income taxes:

     Current                                                 --     2,723

     Deferred                                                --        15
                                                       --------  --------
                                                             --     2,738
                                                       --------  --------

         Net income                                     $ 4,736   $ 4,182
                                                       ========  ========



Pro forma information (for 1996 - see Note 4):

     Income taxes                                         1,852
                                                       --------

     Net income                                         $ 2,884
                                                       ========

Primary net income per share (pro forma for 1996)       $  0.39   $  0.43
                                                       ========  ========

Weighted average shares outstanding
   (pro forma for 1996)                                   7,401     9,836
                                                       ========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)



                                                For the three months ended March  31,
                                                --------------------------------------
                                                     1996                    1997
                                                ---------------         --------------
Cash flow from operating activities

     Net income                                         $ 4,736                $ 4,182

     Adjustments to reconcile net income to
     net cash provided by activities:

        Deferred tax expense                                 --                     15
        Depreciation and amortization                       195                    266
        Provision for student loan losses                    31                     31
        Changes in assets and liabilities
          Short-term investments - restricted               (58)                   (23)
          Tuition receivable, net                            12                   (577)
          Inventories                                         7                    127
          Other current assets                               30                     80
          Trade accounts payable                            243                    301
          Accrued expenses                                  169                   (455)
          Income taxes payable                               --                  2,723
          Unearned tuition                                  (81)                   139
          Other current liabilities                         174                    220
        Student loans originated or acquired               (795)                (1,200)
        Collections on student loans receivable             322                    582
        Proceeds from sale of loans                         212                     --
                                                        -------                -------
            Net cash provided by operating activities     5,197                  6,411
                                                        -------                -------

Cash flows from investing activities:
      Purchases of property and equipment                  (188)                  (376)
      Purchases of marketable securities                 (1,313)                (2,186)
      Maturities of marketable securities                   825                    585
                                                        -------                -------
            Net cash used in investing activities          (676)                (1,977)
                                                        -------                -------
Cash flows from financing activities:
      Distributions to stockholders                      (1,608)                    --
      Dividends paid                                         --                   (591)
                                                        -------                -------
            Net cash used in financing activities        (1,608)                  (591)
                                                        -------                -------
            Net increase in cash                          2,913                  3,843

Cash and cash equivalents - beginning of period           8,992                 11,777
                                                        -------                -------
Cash and cash equivalents - end of period               $11,905                $15,620
                                                        =======                =======

The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            INFORMATION AS OF MARCH 31, 1996 AND 1997 IS UNAUDITED.



1.   ORGANIZATION AND BASIS OF PRESENTATION

     Strayer Education, Inc. (the Company) was formed on May 10, 1996, as a Maryland corporation, and was capitalized on May 15, 1996 with cash of $1,000. The Company commenced operations on July 25, 1996.

     On July 30, 1996 the Company completed an initial public offering (the "Offering") of its common stock. The Company sold 3,450,000 shares in the Offering at a price of $10 per share. Net proceeds to the Company were $31,313,000. Prior to the closing of the Offering, the Company exchanged 5,999,000 shares of its common stock for 100% of the outstanding common stock of Strayer College, Inc. (the College). Approximately $19,838,000 of the net proceeds of the Offering were paid to the stockholders of the College as a distribution of earnings on which the stockholders had previously paid income taxes during the period the College was an S Corporation.

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

     Consistent with the financial statements included in the Company's prospectus and the reorganization of the Company in connection with the completion of the public offering, the 1996 financial statements are presented on a combined basis and the 1997 financial statements are presented on a consolidated basis. The accompanying 1997 financial statements include the accounts of the Company, the College and ELP, collectively referred to herein as the "Company or Companies."

     The results of operations for the three months ended March 31, 1996 and 1997 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of March 31, 1997, and for the three month periods ended March 31, 1996 and 1997 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Report.

2.   NATURE OF OPERATIONS

     The College is a regional proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its nine campuses in the District of Columbia, Virginia and Maryland.

                            STRAYER EDUCATION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            INFORMATION AS OF MARCH 31, 1996 AND 1997 IS UNAUDITED


     ELP is a finance company that purchases and services student loans, principally for the College. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as noncurrent to be consistent with industry practice.

3.   INCOME TAXES

     For the quarter ended March 31, 1996, the financial statements of the Companies do not include a provision for income taxes because the taxable income of the College and ELP was included in the income tax returns of the stockholders under the S Corporation elections.

     In connection with the formation of Strayer Education, Inc., the initial public offering of the Company's common stock and the acquisition of the College and ELP by Strayer Education, Inc., effective July 25, 1996, the College and ELP are no longer treated as S Corporations for tax purposes. The Companies now provide for deferred income taxes based on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.


4.   INCOME PER SHARE

     Pro forma 1996 weighted average shares outstanding reflect the acquisition of the College by the Company in exchange for 5,999,000 shares of common stock, as if it had occurred on January 1, 1996. Subsequent to the closing of the initial public offering, the Company made a distribution to the stockholders of the College in respect of earnings previously subject to income tax during the College's period as an S Corporation (the "S Corp. Distribution"). As a result, pro forma weighted average shares outstanding also give effect to the increase in the number of shares which, when multiplied by the net per share proceeds of the Offering, would have been necessary to fund distributions to the stockholders, including the S Corp. Distribution, during the 12 months ended July 1996, to the extent that such distributions exceeded net income during the same period.

     Fully diluted income per share for 1997 was not significantly different from the primary amount.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 simplifies the existing earnings per share (EPS) computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share," revises disclosure requirements, and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. In addition, FAS 128 requires dual presentation of basic and diluted EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company's basic and diluted EPS under FAS 128 would have been $0.44 and $0.43 respectively for the period ended March 31, 1997.

5.   CREDIT FACILITY

     On March 31, 1997, the Company obtained a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company will not pay a fee for this facility, but in the event of any borrowings, an origination fee of 1% will be due on the amounts borrowed from time to time thereunder.

                            STRAYER EDUCATION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            INFORMATION AS OF MARCH 31, 1996 AND 1997 IS UNAUDITED.



6.   SUBSEQUENT EVENTS

     The Company's Board of Directors declared a dividend of $.0625 per share to shareholders of record as of April 4, 1997.

     In addition, the Company successfully completed a public offering of 1,322,500 shares of common stock in April 1997, of which, 772,500 shares of common stock were sold by the Company and 550,000 shares of common stock were sold by certain stockholders of the Company. The Company received net proceeds from this offering of approximately $15.0 million.

          ITEM 2:  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ materially from those expressed in or implied by such statements.


THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Revenues. Tuition revenue increased 14.6% from $11.6 million in the first quarter of 1996 to $13.3 million in the first quarter of 1997, principally due to a 10% increase in the number of credits taken by students and a 5% tuition increase effective for 1997. Fees and other revenue increased 18.3% from $431,000 in the 1996 quarter to $510,000 in the 1997 quarter, principally as a result of the increase in the number of students in the 1997 quarter and increased revenue from ELP's operations.

     Instruction and educational support expenses. Instruction and educational support expenses remained essentially unchanged from the first quarter of 1996 to the first quarter of 1997. A salary increase of 5% effective January 1, 1997 was offset by savings in rent expense. Rent expense decreased in 1997 from 1996 due to the purchase in October 1996 of the Loudoun Campus facilities and the restructuring of five of the College's leases in May 1996.

     Selling and promotion expenses. Selling and promotion expenses increased 25% from $974,000 in the first quarter of 1996 to $1.2 million in the first quarter of 1997, due to a small increase in advertising costs, particularly for television advertising, increased advertising related to the opening of a new campus in Maryland, and an increase in the number of admissions representatives in Maryland and personnel in the College's Corporate Outreach Program.

     General and administration expenses. General and administration expenses decreased 13.0% from $1.8 million in the first quarter of 1996 to $1.6 million in the first quarter of 1997, principally due to a reduction in the bad debt experience rate on tuition receivable.

     Income from operations. Operating income increased $1.8 million, or 38.4%, from $4.6 million in the first quarter of 1996 to $6.4 million in the first quarter of 1997. The increase was due to the aforementioned factors.

     Investment and other income. Investment and other income increased $406,000, or 375.9%, from $108,000 in the first quarter of 1996 to $514,000 in the first quarter of 1997. The increase was due to additional interest income received on the investment of the proceeds from the Company's initial public offering.

     Net income. Net income increased $1.3 million , or 45.0%, from $2.9 million on a pro forma basis in the first quarter of 1996 to $4.2 million in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to the initial public offering of its common stock, the Company financed its operating and capital requirements through cash generated from operating activities or, in the case of ELP, capital contributions from ELP's stockholder. The Company realized net proceeds of approximately $31.3 million from the initial public offering, of which it used $19.8 million to fund S Corporation distributions, $1.1 million to fund the acquisition of ELP, and $3.1 million to fund the purchase of the Loudoun campus. The remaining $7.3 million was used to fund student loans and for working capital purposes, including improvements to the College's computer laboratories.

          ITEM 2:  MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ materially from those expressed in or implied by such statements.


During the first quarter of 1997, the Company generated cash from operating activities of $6.4 million. Cash used in investing and financing activities was $2.0 million and $591,000, respectively. At March 31, 1997, the Company had available cash and cash equivalents and marketable securities of $32.3 million. The Company has designated approximately $3.1 million for the planned acquisition of the Alexandria campus facility, which it expects to complete by August 1997.

In April 1997, the Company received approximately $15.0 million in net proceeds from a public offering of 772,500 shares of common stock. In addition, on March 31, 1997, the Company obtained a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company will not pay a fee for this facility, but in the event of any borrowings, an origination fee of 1% will be due on the amounts borrowed from time to time thereunder.

The Company believes that existing cash and cash equivalents, marketable securities, net proceeds from the secondary offering, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the College decides to purchase a campus facility, it may finance the acquisition with indebtedness.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          None


ITEM 2.   CHANGES IN SECURITIES.

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None


ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

          None


ITEM 5.   OTHER INFORMATION.

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:  The following are annexed as Exhibits:

     Exhibit Number     Description
     --------------     -----------
              11        Earnings Per Share Calculation
              27.2      Financial Data Schedule


a)   Reports on Form 8-K:

          None

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.


                            STRAYER EDUCATION, INC.


                                 /s/ illegible
                       _________________________________

                            Chief Financial Officer

                              Date:  May 9, 1997

                               INDEX TO EXHIBITS


EXHIBITS NUMBER             DESCRIPTION            PAGE
-----------------  ------------------------------  ----
     11            Earnings Per Share Calculation    14
     27.2          Financial Data Schedule           15