Form 10-Q
period 1997-06-30
STRAYER EDUCATION INC
filed 1997-08-04
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1997

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


                          COMMON STOCK, $.01 PAR VALUE


                                TITLE AND CLASS


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES /X/   NO /  /  THE REGISTRANT BECAME
SUBJECT TO SUCH FILING REQUIREMENTS ON JULY 25, 1996.

AS OF JUNE 30, 1997, THERE WERE OUTSTANDING 10,222,500 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                            STRAYER EDUCATION, INC.
                                     INDEX
                                   FORM 10-Q


PART 1 - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                  December 31, 1996 and June 30, 1997 . . . . . . . . . . . . . . . . . . . . .      3

                  Condensed Consolidated Statements of Income
                  for the three and six month periods ended June 30, 1996 and 1997  . . . . . .      4

                  Condensed Consolidated Statements of Cash Flows
                  for the six month periods ended June 30, 1996 and 1997 . . . . . . . . . . .       5

                  Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . .    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . . .  . . . . . . . .     8



PART II - OTHER INFORMATION

         Items 1-6, Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .    10


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11


INDEX TO EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                            STRAYER EDUCATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                    ASSETS

                                                                                              December 31,                 June 30,
                                                                                                  1996                       1997
                                                                                             -------------             -------------
 Current Assets:                                                                                                      (Unaudited)


           Cash and cash equivalents                                                               $11,777                   $14,279

           Marketable securities available for sale, at market                                       5,057                     6,113

           Short-term investments - restricted                                                         807                       841

           Tuition receivable, net of allowances for doubtful accounts                               8,923                     7,553

           Inventories                                                                                 923                       579

           Deferred income taxes                                                                       112                       177

           Income taxes receivable                                                                      --                       493

           Other current assets                                                                        197                       232
                                                                                             -------------             -------------

                      Total current assets                                                          27,796                    30,267

 Student loans receivable, net of allowances for losses                                              2,799                     3,686

 Property and equipment, net                                                                         7,063                     7,373

 Investments in marketable securities available for sale, at market                                 10,070                    26,888

 Other assets                                                                                           94                       148
                                                                                             -------------             -------------

                    Total assets                                                                   $47,822                   $68,362
                                                                                             =============             =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

           Trade accounts payable                                                                     $332                      $120

           Accrued expenses                                                                            710                       610

           Unearned tuition                                                                         11,150                     9,147

           Other current liabilities                                                                    30                       338
                                                                                             -------------             -------------

                     Total current liabilities                                                      12,222                    10,215

 Deferred income taxes                                                                                 189                       281
                                                                                             -------------             -------------

                     Total liabilities                                                              12,411                    10,496
                                                                                             -------------             -------------

 Stockholders' equity:

           Common Stock - Par value $.01; 50,000,000 shares authorized;
                 9,450,000 and 10,222,500 shares issued and outstanding, respectively                   95                       102

           Additional paid-in capital                                                               31,192                    46,364

           Retained earnings                                                                         3,893                    11,060

           Net unrealized gains on investments, net of deferred income taxes                           231                       340
                                                                                             -------------             -------------

                     Total stockholders' equity                                                     35,411                    57,866
                                                                                             -------------             -------------

                     Total liabilities and stockholders' equity                                    $47,822                   $68,362
                                                                                             =============             =============

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                   For the three months                     For the six months
                                                                      ended June 30,                          ended June 30,
                                                                      --------------                          --------------
                                                                    1996             1997                  1996            1997
                                                                    ----             ----                  ----            ----
 Revenues:

                Tuition                                             $11,034          $13,249               $22,604          $26,512

                Fees and other                                          427              390                   858              900
                                                                    -------          -------               -------          -------
                                                                     11,461           13,639                23,462           27,412
                                                                    -------          -------               -------          -------

 Costs and Expenses:

                Instruction and educational support                   4,521            4,872                 9,098            9,435

                Selling and promotion                                   755            1,023                 1,729            2,241

                General and administration                            1,751            1,604                 3,573            3,190
                                                                    -------          -------               -------          -------
                                                                      7,027            7,499                14,400           14,866
                                                                    -------          -------               -------          -------

                Income from operations                                4,434            6,140                 9,062           12,546

 Investment and other income                                            269              611                   377            1,125
                                                                    -------          -------               -------          -------

                Income before income taxes                            4,703            6,751                 9,439           13,671
                                                                    -------          -------               -------          -------

 Provision for income taxes:

      Current                                                            --            2,646                    --            5,369

      Deferred                                                           --              (61)                   --              (46)
                                                                    -------          -------               -------          -------
                                                                         --            2,585                    --            5,323
                                                                    -------          -------               -------          -------

                Net income                                           $4,703           $4,166                $9,439           $8,348
                                                                    =======          =======               =======          =======

 Pro forma information (for 1996 - see Note 4):

      Income taxes                                                    1,839                                  3,691
                                                                    -------                                -------

      Net income                                                     $2,864                                 $5,748
                                                                    =======                                =======

 Primary net income per share (pro forma for 1996)
                                                                      $0.39            $0.41                 $0.78            $0.82
                                                                    =======          =======               =======          =======

 Weighted average shares outstanding (pro forma for 1996)
                                                                      7,401           10,272                 7,401           10,146
                                                                    =======          =======               =======          =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)



                                                                                             For the six months June 30,
                                                                                             ---------------------------
 Cash flow from operating activities
                                                                                               1996              1997
                                                                                              -----              ----
           Net income                                                                          $9,439            $8,348

           Adjustments to reconcile net income to net cash provided by activities:

                    Deferred tax expense                                                          ---               (46)
                    Depreciation and amortization                                                 374               575
                    Changes in assets and liabilities
                         Short-term investments - restricted                                      (59)              (34)
                         Tuition receivable, net                                                2,344             1,370
                         Inventories                                                              109               344
                         Other current assets                                                    (189)              (35)
                         Trade accounts payable                                                   (12)             (212)
                         Accrued expenses                                                         (50)             (100)
                         Income taxes receivable                                                  ---              (493)
                         Unearned tuition                                                      (2,604)           (2,003)
                         Other current liabilities                                                 86               308
                    Student loans originated or acquired                                       (1,505)           (2,028)
                    Collections on student loans receivable                                       681             1,141
                    Proceeds from sale of loans                                                   212               ---
                                                                                               ------            ------
                              Net cash provided by operating activities                         8,826             7,135
                                                                                               ------            ------

 Cash flows from investing activities:

           Increase in deposits                                                                   ---               (54)

           Purchases of property and equipment                                                   (613)             (885)

           Purchases of marketable securities                                                  (1,805)          (21,273)

           Maturities of marketable securities                                                  1,251             3,581
                                                                                               ------            ------

                              Net cash used in investing activities                            (1,167)          (18,631)
                                                                                               ------            ------

 Cash flows from financing activities:

           Net proceeds from stock issuance                                                       ---            15,179

           Distributions to stockholders                                                       (3,708)              ---

           Dividends paid                                                                         ---            (1,181)
                                                                                               ------            ------

                              Net cash provided by (used in) financing activities              (3,708)           13,998
                                                                                               ------            ------

                              Net increase in cash                                              3,951             2,502

 Cash and cash equivalents - beginning of period                                                8,992            11,777
                                                                                               ------            ------

 Cash and cash equivalents - end of period                                                    $12,943           $14,279
                                                                                               ======            ======


  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF JUNE 30, 1996 AND 1997 IS UNAUDITED.


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

         In May 1997, the Company formed and incorporated a new wholly-owned subsidiary, Professional Education, Inc. (ProEd). ProEd's operations will commence when regulatory approval is granted by Maryland Higher Education Commission.

         Consistent with the financial statements included in the Company's prospectus and the reorganization of the Company in connection with the completion of the initial public offering, the 1996 financial statements are presented on a combined basis and the 1997 financial statements are presented on a consolidated basis. The accompanying 1997 financial statements include the accounts of the Company, the College, ELP and ProEd, collectively referred to herein as the "Company or Companies."

         The results of operations for the three and six month periods ended June 30, 1996 and 1997 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 1997, and for the three and six month periods ended June 30, 1996 and 1997 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1996.


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

         ProEd specializes in corporate training and continuing professional education courses for individuals.


3.       INCOME TAXES

         For the quarter ended June 30, 1996, the financial statements of the Companies do not include a provision for income taxes because the taxable income of the College and ELP was included in the income tax returns of the stockholders under the S Corporation elections.

                            STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF JUNE 30, 1996 AND 1997 IS UNAUDITED


         In connection with the formation of Strayer Education, Inc., the initial public offering of the Company's common stock and the acquisition of the College and ELP by Strayer Education, Inc., effective July 25, 1996, the College and ELP are no longer treated as S Corporations for tax purposes. The Companies now provide for deferred income taxes based on temporarydifferences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.


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

         Fully diluted income per share for 1997 is not significantly different from the primary amounts.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 simplifies the existing earnings per share
         (EPS) computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share," revises disclosure requirements, and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS.
         In addition, FAS 128 requires dual presentation of basic and diluted EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company's basic and diluted EPS under FAS 128 would have been $0.42 and $0.40 respectively, for the three months ended June 30, 1997, and $0.86 and $0.82, respectively for the six months ended June 30, 1997.


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


6.       PUBLIC OFFERING

         In April 1997, the Company completed a public offering of 772,500 shares of common stock. Net proceeds from the offering were $15.2 million.


7.       SUBSEQUENT EVENTS

         The Company's Board of Directors declared a dividend of $.0625 per share to shareholders of record as of July 11, 1997.

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

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Revenues. Tuition revenue increased 20.1% from $11.0 million in the second quarter of 1996 to $13.2 million in the second quarter of 1997, principally due to an increase in student enrollments and a 5% tuition increase effective for 1997. Fees and other revenue decreased by $37,000, or 8.7%, from $427,000 in the 1996 quarter to $390,000 in the 1997 quarter, principally due to fewer bookstore sales in the 1997 quarter.

         Instruction and educational support expenses. Instruction and educational support expenses increased 7.8% from $4.5 million in the second quarter of 1996 to $4.9 million in the second quarter of 1997. A salary increase of 5% effective in 1997 and the additional salaries of the employees at the Prince George's County campus, which opened in April 1997, contributed to this increase.

         Selling and promotion expenses. Selling and promotion expenses increased 35.5% from $755,000 in the second quarter of 1996 to $1.0 million in the second quarter of 1997, due to a small increase in advertising costs, particularly for television advertising, increased advertising related to the opening of the Prince George's County campus, and an increase in the number of admissions representatives in Maryland and personnel in the College's Corporate Outreach Program.

         General and administration expenses. General and administration expenses decreased 8.4% from $1.8 million in the second quarter of 1996 to $1.6 million in the second quarter of 1997, principally due to a reduction in the bad debt experience rate on tuition receivable.

         Income from operations. Operating income increased $1.7 million, or 38.5%, from $4.4 million in the second quarter of 1996 to $6.1 million in the second quarter of 1997. The increase was due to the aforementioned factors.

         Investment and other income. Investment and other income increased $342,000, or 127.1%, from $269,000 in the second quarter of 1996 to $611,000 in the second quarter of 1997. The increase was due to additional interest received from the investment of the proceeds from the Company's two public offerings.

         Net income. Net income increased $1.3 million, or 45.5%, from $2.9 million on a pro forma basis in the second quarter of 1996 to $4.2 million in the second quarter of 1997.




SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Revenues. Tuition revenue increased 17.3% from $22.6 million for the six months ended June 30, 1996 to $26.5 million for the corresponding period in 1997, principally due to an increase in student enrollments and a 5% tuition increase effective for 1997. Fees and other revenue remained relatively unchanged from the six months ended June 30, 1996 to the corresponding period in 1997.

         Instruction and educational support expenses. Instruction and educational support expenses increased 3.7% from $9.1 million for the six months ended June 30, 1996 to $9.4 million for the corresponding period in 1997. A salary increase of 5% effective in 1997 was offset by a decrease in rent expense due to the acquisition of the Loudoun campus facility in October 1996.

         Selling and promotion expenses. Selling and promotion expenses increased 29.6% from $1.7 million for the six months ended June 30, 1996 to $2.2 million for the corresponding period in 1997, due to a small increase in advertising costs, particularly for television advertising, increased advertising related to the opening of the Prince George's County campus, and an increase in the number of admissions representatives in Maryland and personnel in the College's Corporate Outreach Program.

         General and administration expenses. General and administration expenses decreased 10.7% from $3.6 million for the six months ended June 30, 1996 to $3.2 million for the corresponding period in 1997, principally due to a reduction in the bad debt experience rate on tuition receivable.

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

         Income from operations. Operating income increased $3.5 million, or 38.4%, from $9.1 million for the six months ended June 30, 1996 to $12.5 million for the corresponding period in 1997. The increase was due to the aforementioned factors.

         Investment and other income. Investment and other income increased $748,000, or 198.4%, from $377,000 for the six months ended June 30, 1996 to $1.1 million for the corresponding period in 1997. The increase was due to additional interest income received from the investment of the proceeds from the Company's two public offerings.

         Net income. Net income increased $2.6 million, or 45.2%, from $5.7 million on a pro forma basis for the six months ended June 30, 1996 to $8.3 million for the corresponding period in 1997.



LIQUIDITY AND CAPITAL RESOURCES

Prior to the initial public offering of its common stock, the Company financed its operating and capital requirements through cash generated from operating activities or, in the case of ELP, capital contributions from ELP's stockholder. The Company realized net proceeds of approximately $31.3 million from the initial public offering, of which it used $19.8 million to fund S Corporation distributions, $1.1 million to fund the acquisition of ELP, and $3.1 million to fund the purchase of the Loudoun campus facility. The remaining $7.3 million was used to fund student loans and for working capital purposes, including improvements to the College's computer laboratories.


During the second quarter of 1997, the Company generated cash from operating activities of $7.1 million. Cash used in investing and financing activities was $18.6 million, principally for purchases of marketable securities. Cash provided by financing activities was $14.0 million, principally as a result of the Company's public offering which was completed in April 1997. At June
30, 1997, the Company had available cash and cash equivalents and marketable securities of $47.3 million. The Company has designated approximately $3.5 million for the planned acquisition of the Alexandria campus facility, which it expects to complete by January 1998.

In April 1997, the Company received approximately $15.2 million in net proceeds from a public offering of 772,500 shares of common stock. In addition, on March 31, 1997, the Company obtained a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company will not pay a fee for this facility, but in the event of any borrowings, an origination fee of 1% will be due on the amounts borrowed from time to time thereunder.

The Company believes that existing cash and cash equivalents, marketable securities, net proceeds from the April 1997 public offering, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the College decides to purchase a campus facility, it may finance the acquisition with indebtedness.

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


b)       Reports on Form 8-K:

         None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.


                            STRAYER EDUCATION, INC.


                         /s/     Harry T. Wilkins
                         -----------------------------
                                 Harry T. Wilkins

                            Chief Financial Officer

                             Date:  August 4, 1997

                               INDEX TO EXHIBITS


EXHIBITS NUMBER                   DESCRIPTION                                PAGE
---------------                   -----------                                ----
         11                       Earnings Per Share Calculation              13
         27.2                     Financial Data Schedule                     14