Form 10-Q
period 1997-09-30
STRAYER EDUCATION INC
filed 1997-11-12
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                            STRAYER EDUCATION, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)
                            SEC FILE NUMBER: 0-21039


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


AS OF SEPTEMBER 30, 1997, THERE WERE OUTSTANDING 10,301,510 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                            STRAYER EDUCATION, INC.
                                     INDEX
                                   FORM 10-Q


PART 1 - FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets at
                 December 31, 1996 and September 30, 1997.  . . . . . . .  . . . . . . . .      3

                 Condensed Consolidated Statements of Income
                 for the three and nine month periods ended September 30, 1996 and 1997. .      4

                 Condensed Consolidated Statements of Cash Flows
                 for the nine month periods ended September 30, 1996 and 1997. . . . . . .      5

                 Notes to Condensed Consolidated Financial Statements. . . . . . . . . . .      6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . . . . . . . . . . . .      8



PART II - OTHER INFORMATION

        Items 1-6, Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .    10


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11


INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12

                            STRAYER EDUCATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                      ASSETS
                                                                               December 31,           September 30,
                                                                                   1996                    1997
                                                                         ---------------------     -------------------
Current Assets:                                                                                        (Unaudited)

     Cash and cash equivalents                                                        $11,777                $19,908

     Marketable securities available for sale, at market                                5,057                  5,623

     Short-term investments - restricted                                                  807                    869

     Tuition receivable, net of allowances for doubtful accounts                        8,923                 10,180

     Inventories                                                                          923                    488

     Deferred income taxes                                                                112                    224

     Other current assets                                                                 197                    184
                                                                         ---------------------     ------------------

           Total current assets                                                        27,796                 37,476

Student loans receivable, net of allowances for losses                                  2,799                  4,275

Property and equipment, net                                                             7,063                  8,027

Investments in marketable securities available for sale, at market                     10,070                 27,778

Other assets                                                                               94                    269
                                                                         ---------------------     ------------------

           Total assets                                                               $47,822                $77,825
                                                                         =====================     ==================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Trade accounts payable                                                              $332                   $173

     Accrued expenses                                                                     710                    434

     Income taxes payable                                                                 ---                    490

     Unearned tuition                                                                  11,150                 15,412

     Other current liabilities                                                             30                  1,201
                                                                         ---------------------     ------------------

           Total current liabilities                                                   12,222                 17,710

Deferred income taxes                                                                     189                    343
                                                                         ---------------------     ------------------

           Total liabilities                                                           12,411                 18,053
                                                                         ---------------------     ------------------

Stockholders' equity:

     Common Stock - Par value $.01; 50,000,000 shares authorized;
     9,450,000 and 10,301,510 shares issued and outstanding, respectively                  95                    103

     Additional paid-in capital                                                        31,192                 46,974

     Retained earnings                                                                  3,893                 12,159

     Net unrealized gains on investments, net of deferred income taxes                    231                    536
                                                                         ---------------------     ------------------

               Total stockholders' equity                                              35,411                 59,772
                                                                         ---------------------     ------------------


               Total liabilities and stockholders' equity                             $47,822                $77,825
                                                                         =====================     ==================



  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                For the three months                       For the nine months
                                                                 ended September 30,                       ended September 30,
                                                                 -------------------                       -------------------

                                                                 1996            1997                    1996               1997
                                                                 ----            ----                    ----               ----
Net Revenues:                                                    $8,305         $10,030                 $32,334             $37,442
                                                             -----------     -----------             -----------         -----------

Costs and Expenses:

           Instruction and educational support                    4,055           4,737                  13,153              14,172

           Selling and promotion                                  1,344           1,886                   3,073               4,127

           General and administration                             1,924           1,967                   6,095               5,157
                                                             -----------     -----------             -----------         -----------
                                                                  7,323           8,590                  22,321              23,456
                                                             -----------     -----------             -----------         -----------


           Income from operations                                   982           1,440                  10,013              13,986

Investment and other income                                         380           1,093                     756               2,218
                                                             -----------     -----------             -----------         -----------
           Income before income taxes                             1,362           2,533                  10,769              16,204
                                                             -----------     -----------             -----------         -----------

Provision for income taxes:

     Current                                                        127             981                     127               6,350

     Deferred                                                      (79)           (101)                    (79)               (147)
                                                             -----------     -----------             -----------         -----------
                                                                     48             880                      48               6,203
                                                             -----------     -----------             -----------         -----------


           Net income                                            $1,314          $1,653                 $10,721             $10,001
                                                             ===========     ===========             ===========         ===========

Pro forma information (for 1996 - see Note 4):

     Income taxes                                                   491                                   4,170
                                                             -----------                             -----------

     Net income                                                    $823                                  $6,551
                                                             ===========                             ===========


Primary net income per share (pro forma for 1996)                 $0.09           $0.16                   $0.82               $0.97
                                                             ===========     ===========             ===========         ===========
Weighted average shares outstanding (pro forma for 1996)          9,043          10,644                   7,948              10,291
                                                             ===========     ===========             ===========         ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)



                                                                                   For the nine months September 30,
                                                                                ----------------------------------------
Cash flow from operating activities
                                                                                         1996              1997
                                                                                        -----              ----

     Net income                                                                          $10,721            $10,001

     Adjustments to reconcile net income to net cash provided by activities:

           Deferred tax expense                                                             (79)              (147)
           Depreciation and amortization                                                     630                895
           Changes in assets and liabilities
              Short-term investments - restricted                                           (21)               (62)
              Tuition receivable, net                                                      1,396            (1,257)
              Inventories                                                                    179                435
              Other current assets                                                         (325)                 13
              Trade accounts payable                                                         954              (159)
              Accrued expenses                                                             (152)              (276)
              Income taxes receivable                                                        ---                490
              Unearned tuition                                                             3,284              4,262
              Other current liabilities                                                       66              1,171
           Student loans originated or acquired                                          (2,535)            (3,209)
           Collections on student loans receivable                                           992              1,733
           Proceeds from sale of loans                                                       212                ---
                                                                                -----------------    ---------------
                 Net cash provided by operating activities                                15,322             13,890
                                                                                -----------------    ---------------


Cash flows from investing activities:

          Increase in deposits                                                               ---              (175)

          Purchases of property and equipment                                            (1,295)            (1,859)

          Purchases of marketable securities                                            (34,388)           (27,647)

          Maturities of marketable securities                                             20,491              9,868

                                                                                -----------------    ---------------
                 Net cash used in investing activities                                  (15,192)           (19,813)
                                                                                -----------------    ---------------


Cash flows from financing activities:

          Net proceeds from stock issuances                                               31,313             15,790

          Distributions to stockholders                                                 (23,742)                ---

          Dividends paid                                                                 (1,060)            (1,820)

          Other                                                                              ---                 84

                                                                                -----------------    ---------------
                 Net cash provided by financing activities                                 6,511             14,054
                                                                                -----------------    ---------------


                 Net increase in cash                                                      6,641              8,131

Cash and cash equivalents - beginning of period                                            8,992             11,777

                                                                                -----------------    ---------------
Cash and cash equivalents - end of period                                                $15,633            $19,908
                                                                                =================    ===============




  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION AS OF SEPTEMBER 30, 1996 AND 1997 IS UNAUDITED.


1.       ORGANIZATION AND BASIS OF PRESENTATION

         Strayer Education, Inc. (the Company) was formed on May 10, 1996, as a Maryland corporation. The Company commenced operations on July 25, 1996.

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

         In May 1997, the Company formed and incorporated a new wholly-owned subsidiary, Professional Education, Inc. (ProEd). ProEd is currently seeking regulatory approval from the Maryland Higher Education Commission.

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

         The results of operations for the three and nine month periods ended September 30, 1996 and 1997 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of September 30, 1997, and for the three and nine month periods ended September 30, 1996 and 1997 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

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


3.       INCOME TAXES

         Prior to July 30, 1996, the financial statements of the Companies did not include a provision for income taxes because the taxable income of the College and ELP was included in the income tax returns of the stockholders under the S Corporation elections.

                            STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF SEPTEMBER 30, 1996 AND 1997 IS UNAUDITED



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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 simplifies the existing earnings per share
         (EPS) computations under Accounting Principles Board Opinion No. 15, "Earnings Per Share," revises disclosure requirements, and increases the comparability of EPS data on an international basis. In simplifying the EPS computations, the presentation of primary EPS is replaced with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS.
         In addition, FAS 128 requires dual presentation of basic and diluted EPS. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company's basic and diluted EPS under FAS 128 would have been $0.16 and $0.16, respectively, for the three months ended September 30, 1997, and $1.01 and $0.97, respectively, for the nine months ended September 30, 1997.


5.       CREDIT FACILITY

         The Company has available a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company will not pay a fee for this facility, but in the event of any borrowings, an origination fee of 1% will be due on the amounts borrowed from time to time thereunder.


6.       PUBLIC OFFERING

         In April 1997, the Company completed a public offering of 772,500 shares of common stock. Net proceeds from the offering were $15.2 million.


7.       SUBSEQUENT EVENTS

         The Company's Board of Directors declared a dividend of $.065 per share to shareholders of record as of October 14, 1997. In addition, the Company's Board of Directors approved a 3-for2 stock split to be effected by way of a 50 percent stock dividend. The stock dividend is payable on November 18, 1997 to shareholders of record on November 4, 1997.

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



THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues. Total revenues increased 20.8% from $8.3 million in the third quarter of 1996 to $10.0 million in the third quarter of 1997, principally due to an increase in student enrollments and a 5% tuition increase effective for 1997.

         Instruction and educational support expenses. Instruction and educational support expenses increased 16.8% from $4.1 million in the third quarter of 1996 to $4.7 million in the third quarter of 1997. A salary increase of 5% effective in 1997 and the additional salaries of the employees at the Prince George's County Campus and the Distance Learning Center, which opened in 1997, contributed to this increase.

         Selling and promotion expenses. Selling and promotion expenses increased 40.3% from $1.3 million in the third quarter of 1996 to $1.9 million in the third quarter of 1997, due to an increase in advertising costs, particularly for television advertising, increased advertising related to the opening of the Prince George's County Campus and Distance Learning Program, and an increase in the number of admissions representatives in Maryland and personnel in the College's Corporate Outreach Program.

         General and administration expenses. General and administration expenses increased 2.2% from $1.9 million in the third quarter of 1996 to $2.0 million in the third quarter of 1997, principally due to price increases for supplies and utilities.

         Income from operations. Operating income increased 46.6% from $1.0 million in the third quarter of 1996 to $1.4 million in the third quarter of 1997. The increase was due to the aforementioned factors.

         Investment and other income. Investment and other income increased 187.6% from $0.4 million in the third quarter of 1996 to $1.1 million in the third quarter of 1997. The increase was due to additional investment income received from the investment of the proceeds of the Company's two public offerings and cash available from operations.

         Net income. Net income increased 100.9% from $0.8 million on a pro forma basis in the third quarter of 1996 to $1.7 million in the third quarter of 1997.




NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         Revenues. Total revenues increased 15.8% from $32.3 million for the nine months ended September 30, 1996 to $37.4 million for the corresponding period in 1997, principally due to an increase in student enrollments and a 5% tuition increase effective for 1997.

         Instruction and educational support expenses. Instruction and educational support expenses increased 7.7% from $13.2 million for the nine months ended September 30, 1996 to $14.2 million for the corresponding period in 1997. The increase was due to a salary increase of 5% effective in 1997 and additional personnel at the Prince George's County Campus and the Distance Learning Center.

         Selling and promotion expenses. Selling and promotion expenses increased 34.3% from $3.1 million for the nine months ended September 30, 1996 to $4.1 million for the corresponding period in 1997, due to an increase in advertising costs, particularly for television advertising, increased advertising related to the opening of the Prince George's County Campus and the Distance Learning Program, and an increase in the number of admissions representatives in Maryland and personnel in the College's Corporate Outreach Program.

         General and administration expenses. General and administration expenses decreased 15.4% from $6.1 million for the nine months ended September 30, 1996 to $5.2 million for the corresponding period in 1997, principally due to a reduction in the bad debt experience rate on tuition receivable and a decrease in rent due to the purchase of the Loudoun Campus in November 1996. These factors were offset in part by price increases for supplies and utilities.

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



         Income from operations. Operating income increased 39.7% from $10.0 million for the nine months ended September 30, 1996 to $14.0 million for the corresponding period in 1997. The increase was due to the aforementioned factors.

         Investment and other income. Investment and other income increased 193.4% from $0.8 million for the nine months ended September 30, 1996 to $2.2 million for the corresponding period in 1997. The increase was due to additional investment income received from the investment of the proceeds from the Company's two public offerings and cash available from operations.

         Net income. Net income increased 52.7% from $6.6 million on a pro forma basis for the nine months ended September 30, 1996 to $10.0 million for the corresponding period in 1997.



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


                              STRAYER EDUCATION, INC.


                                       [SIG]
                         ---------------------------------


                              Chief Financial Officer

                              Date:  November 10, 1997

                               INDEX TO EXHIBITS


EXHIBITS NUMBER                           DESCRIPTION                         PAGE
---------------                           -----------                         ----
    11                            Earnings Per Share Calculation               13
    27.2                          Financial Data Schedule                      14