Form 10-K405
period 1997-12-31
STRAYER EDUCATION INC
filed 1998-03-19
CIK 1013934

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                                 ---------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997      COMMISSION FILE NUMBER: 0-21039
                             STRAYER EDUCATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                 --------------

                     MARYLAND                     52-1975978
         (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)      IDENTIFICATION NUMBER)

               1025 FIFTEENTH STREET, N.W., WASHINGTON, D.C. 20005
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (202) 408-2424

                                 ---------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of Common Stock held by non-affiliates of Registrant is $235,311,936 (based upon the last sale price of the Common Stock as reported on the Nasdaq National Market System on March 16, 1998). The total number of shares of Common Stock outstanding as of March 16, 1998 was 15,557,905.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant's 1997 fiscal year) are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM I.  BUSINESS.

OVERVIEW

    Strayer Education, Inc. (the "Company"), through its wholly-owned subsidiary, Strayer University, Inc. ("Strayer" or the "University") is a regional proprietary institution of higher education that offers undergraduate and graduate degree programs to more than 9,400 students at nine campuses in Washington, D.C., Maryland and Northern Virginia. The University is accredited by the Commission on Higher Education of the Middle States Association of Colleges and Schools ("Middle States"), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education. The majority of Strayer students are working adults pursuing their first college degree to improve their job skills and advance their careers. Of students enrolled in Strayer programs at the beginning of the 1997 Fall quarter, approximately 61% were age 30 or over and approximately 65% were engaged in a part-time course of study. The University considers a full-time undergraduate and graduate student to be one who completes 13.5 and 9.0 course credits in an academic quarter, respectively. In the 1997 Fall quarter, Strayer students completed an average of 9.0 course credits.

    The Company has two additional wholly-owned subsidiaries, Education Loan Processing, Inc. ("ELP") and Professional Education, Inc. (ProEd). ELP is a finance company that purchases and services student loans, principally for the University, and administers the Strayer Education Loan Program (the "SEL Program"). ProEd was formed for the purpose of acquiring an information technology training company. No such acquisitions have been made as of the date of this report.

CAMPUS ORGANIZATION

    The University organizes its academic programs and administrative operations on a decentralized campus basis to increase its responsiveness to student needs. A Campus Dean and a Campus Coordinator oversee the academic and administrative functions, respectively, at each campus. Each campus is staffed with personnel performing admissions, academic advising, financial aid and career development functions.

    A learning resources center at each campus supports the University's instructional programs. Each learning resources center contains a library and computer laboratories and is operated by a full-time manager and support staff.

CURRICULUM

    The University offers a business-oriented curriculum to equip students with specialized knowledge and skills for careers in business, industry and government. The Academic Curriculum Committee reviews and revises the University's course offerings periodically to improve the educational programs and respond to changing and competitive job markets. The University formed a Curriculum Advisory Board in 1993 to support the program evaluation process. The Curriculum Advisory Board consists of University faculty, current and former Strayer students, and representatives of more than 20 private and federal sector employers in the greater Washington, D.C. area. The Curriculum Advisory Board also studies the career progress of University alumni. The University uses these studies to make decisions about curriculum development, resource allocation and faculty appointments.

    The University offers programs in the following areas:

BACHELOR OF SCIENCE (B.S.) DEGREE             MASTER OF SCIENCE (M.S.) DEGREE
Accounting                                    Business Administration
Business Administration                       Information Systems
Computer Information Systems                  Professional Accounting
Economics

ASSOCIATE IN ARTS (A.A.) DEGREE               DIPLOMA (CAREER DIVISION)

Accounting                                    Computer Information Systems
Business Administration
Computer Information Systems
Economics
General Studies
Marketing


    Each undergraduate degree program emphasizes oral and written communication skills as well as mathematics and various disciplines in the humanities and social sciences. In addition to its degree and diploma programs, the University offers classes to non-degree, non-program students wishing to take courses for personal or professional enrichment.

    Although all of the University's programs and courses are offered at each campus, the University adapts its offerings to the preferences of the student population at each location. In addition, Strayer students may enroll in courses at more than one campus. The following table shows Strayer's enrollment by major, program and campus location at the beginning of the 1997 Fall quarter:

                     UNIVERSITY ENROLLMENT BY MAJOR, PROGRAM
                        AND LOCATION -- 1997 FALL QUARTER

                                       WASHINGTON,       TACOMA
        MAJOR            PROGRAM           D.C.           PARK        ARLINGTON       ALEXANDRIA       WOODBRIDGE        LOUDOUN
--------------------     -------         -------          ----        ---------       ----------       ----------        -------
Accounting..........        AA             46              24             12              16               15               7
                            BS             136             51             57              61               79              50
                            MS             17              9              23              19               11               5
Business
  Administration....        AA             95              50             27              31               26              37
                            BS             270            128            202              192              220             194
                            MS             75              49            116              63               75              48
Computer Information
  Systems...........        *              103            144             55              59               54              68
                            AA             202            108             34              40               51              51
                            BS             359            260            305              464              466             306
Information Systems.....    MS             48              41             89              86               78              53
Economics...........        AA              1              4              0                0                0               1
                            BS             13              6              5                5                2               0
General Studies.....        AA             19              7              10               7                7               1
Marketing...........        AA             11              5              1                2                4               3
Non-Degree/
  Non-Program**.....        --             166            118            114              100              29              162
                                           ---            ---            ---              ---              --              ---
    Total
      Enrollment....                      1,561          1,004          1,050            1,145            1,117            986
                                          =====          =====          =====            =====            =====            ===

 * Diploma program.
** Includes undeclared majors.

                     UNIVERSITY ENROLLMENT BY MAJOR, PROGRAM
                        AND LOCATION -- 1997 FALL QUARTER


                                                   FRED-        PRINCE      DISTANCE     CORPORATE     SOUTHERN         TOTAL
        MAJOR           PROGRAM     MANASSAS     ERICKSBURG     GEORGE      LEARNING     OUTREACH      MARYLAND      ENROLLMENTS
--------------------    -------     --------     ----------     ------      --------     --------      --------      -----------
Accounting..........       AA          12            10           5            1             7             0              155
                           BS          87            61           12           6             2             3              605
                           MS           9            4            1            0             1             0              99
Business
  Administration....       AA          20            28           14           2             51            1              382
                           BS          216          175           29           11            74            7             1,718
                           MS          56            66           9            8             22            5              592
Computer Information
  Systems...........       *           45            56           31           2             1             0              618
                           AA          31            56           23           2             4             0              602
                           BS          377          279           72           21            17            3             2,929
Information Systems....    MS          67            37           6            11            4             19             539
Economics...........       AA           0            0            0            0             0             0               6
                           BS           2            0            0            0             0             0              33
General Studies.....       AA           6            3            5            1             4             0              70
Marketing...........       AA           5            0            2            0             0             0              33
Non-Degree/
  Non-Program**.....      --           90            39           79           23           104            14            1,038
                                       --            --           --           --           ---            --            -----
    Total
      Enrollment....                  1,023         814          288           88           291            52            9,419
                                      =====         ===          ===           ==           ===            ==            =====

 * Diploma program.
** Includes undeclared majors.


    The University allows students to apply credits earned in one program toward attainment of a more advanced degree. For example, a student originally pursuing a Diploma in Computer Information Systems can extend his/her original objective by taking additional courses leading to an A.A. degree in Computer Information Systems, a B.S. degree in Computer Information Systems, and ultimately an M.S. degree in Information Systems. The curriculum design provides students a level of competency and a measure of attainment in the event they interrupt their education or choose to work in their field of concentration prior to obtaining their final degree.

FACULTY

    The University seeks to appoint faculty who hold appropriate academic credentials, are dedicated, active professionals in their field, and are committed to teaching working adults. In accordance with its educational mission, the University focuses the efforts of its faculty on teaching. The normal load for a full-time faculty member is four courses per quarter for each of three quarters, or 12 courses per academic year. With the approval of the Campus Deans, faculty members may teach a fifth course per quarter and extra courses during the summer quarter for additional compensation. The University requires full-time faculty members to hold counseling hours at least two hours per week for each course they teach.

    Strayer provides financial support for faculty members seeking to update their skills and knowledge. The University maintains a tuition plan that reimburses instructors enrolled in advanced degree programs for one-half of their tuition charges. Strayer conducts annual in-house faculty workshops in each discipline. The University also fully reimburses its faculty for their costs in receiving computer-related instruction and training to keep current in information technology developments.

ACCREDITATION AND APPROVALS

    The University has been accredited by Middle States, an accrediting agency recognized by the Department of Education, since 1981. Accreditation is a system for recognizing educational institutions and their programs for a performance, integrity and quality that entitles them to the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, evaluate institutions and professional programs for accreditation, and publicly designate those, which meet their criteria. Accredited schools are subject to periodic review by accrediting bodies to ensure that the schools maintain the performance, integrity and quality required for accreditation.

    Middle States reaffirmed the University's accreditation in 1995, and the next scheduled evaluation visit by Middle States is currently set for the academic year 1999-2000.

    Middle States is the same accrediting agency that grants institutional accreditation to other degree-granting public and private colleges and universities in its region. Accreditation by Middle States is an important attribute of the University. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate's credentials, and parents and high school counselors look to accreditation for assurance that an institution has quality educational standards. Moreover, scholarship commissions often restrict their awards to students attending accredited institutions, and institutional accreditation is necessary to qualify for eligibility for federal student financial assistance.

    The University is authorized to offer its programs by the D.C. Education Licensure Commission, the Virginia State Council of Higher Education and the Maryland Higher Education Commission.

    The University is authorized by the Immigration and Naturalization Service of the U.S. Department of Justice to admit foreign students. The University also employs certain foreign faculty members and administrators in accordance with U.S. immigration laws. In addition, Strayer is approved for the education of veterans and members of the selective reserve and their dependents, as well as for the rehabilitation of handicapped students. Approximately 7% of the University's students are veterans or reservists.

STUDENT CHARACTERISTICS

    The University's students primarily are working adults. At the beginning of the 1997 Fall quarter, approximately 65% of the enrollment consisted of part-time students, approximately 79% attended classes at night or on weekends, and approximately 55% were women. The approximate age distribution of the students was as follows:

                                        PERCENTAGE
                               AGE      OF STUDENTS
                         -------------  -----------
                         21 or under..      8%
                         22 to 29.....     31%
                         30 to 39.....     36%
                         40 to 49.....     20%
                         50 or over...      4%
                         Age unknown..      1%

STUDENT RECRUITMENT

    The University focuses its recruitment efforts on attracting students with the motivation and ability to complete its business-oriented educational programs. To generate interest among potential students, Strayer's marketing staff primarily employs direct mailings and television, radio and newspaper advertising. The University monitors the effectiveness of its various marketing efforts in producing student enrollment. Referrals constitute the most important source of inquiries from potential students.

    The marketing department tracks and forwards to the University's admissions representatives responses to its direct mail and advertising campaigns. Admissions representatives at each campus pursue expressions of interest in Strayer by arranging interviews for prospective students. The representatives also conduct campus tours and otherwise assist prospective students in the application process. At December 31, 1997, the University employed 52 admissions representatives.

    The University has entered into articulation agreements with Germanna Community College, Northern Virginia Community College, Montgomery Community College, Anne Arundel Community College and Prince George's Community College to facilitate enrollment of students seeking to transfer course credits earned at these institutions. The University sponsors recruitment events at the campuses of each of these community colleges.

STUDENT ADMISSIONS

    The University seeks to ensure that incoming students have the necessary academic background to succeed in their course of study at Strayer. Students attending the University's undergraduate programs must possess a high school diploma or a General Educational Development Certificate. All students also must pass placement exams or submit acceptable standardized test scores. For admission to the University's programs, students must attain a certain level of proficiency in English and mathematics. Students attending the University's graduate programs must have a bachelor's degree from an accredited institution. If a student's undergraduate major varies widely from the student's proposed graduate course of study, certain undergraduate foundation courses may be necessary for admission to some of the highly technical courses offered at the graduate level.

    International students applying for admission must meet the same admission requirements as other students. Those students whose native language is not English must provide evidence that they are able to use the English language with sufficient facility to do college-level work in an English-speaking institution.

TUITION AND FEES

    Strayer charges tuition by the credit hour. All courses offered are 4.5 credit hours. As of January 1, 1998, undergraduate, full-time students are charged at the rate of $180 per credit hour. Undergraduate, part-time students are charged at the rate of $190 per credit hour. Courses in graduate programs are charged at the rate of $250 per credit hour. Accordingly, a full-time student seeking to obtain a bachelor's degree in four years currently would pay approximately $8,100 per year in tuition. The University implemented a tuition increase of 6.3% in 1997.

    Generally, tuition must be paid (or arrangements made therefor) prior to the beginning of a quarter. If a student withdraws from a course before completion, federal regulations permit the University to retain a specified percentage of the tuition, which varies with the percentage of the course completed.

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

SEL PROGRAM

    In 1995, Strayer began the SEL Program of loans for eligible students as an alternative to government-sponsored student loans. The SEL Program enables the University to reduce the significant administrative costs incurred by it in processing loans under Title IV Programs and lessens the University's dependence on federal student financial aid programs. The University believes that the SEL Program also helps it to attract and retain qualified students.

    The Company designed the SEL Program for working adult students. The loans generally have maturities ranging from one to four years after graduation and bear interest at a fixed rate that is competitive with rates under Title IV Programs. Monthly loan payments begin the first month after the loan date and generally vary between $200 and $300, including loan principal as well as interest. Borrowers make principal payments while still enrolled, thereby reducing the debt they otherwise would assume upon completion of their studies. At December 31, 1997, there were a total of 1,497 loans outstanding with an aggregate loan balance of approximately $4.7 million and an average individual loan balance of approximately $3,154.

    Loans under the SEL Program are unsecured. Strayer's underwriting involves a credit evaluation of each applicant.

CAREER DEVELOPMENT SERVICES

    The University actively assists its students and alumni with job placement and other career-related matters through career development offices located at eight of its campuses. Strayer's career development personnel conduct workshops on employment-related topics (including resume preparation, interviewing techniques and job search strategies), maintain job listings, arrange campus interviews by employers and provide other placement assistance. The University sponsors career fairs in the Fall and Spring quarters for students and alumni to discuss career opportunities with companies and governmental agencies in the greater Washington, D.C. area.

    The University conducts annual alumni surveys to monitor the career progression of its graduates and to comply with the Middle States and state requirements to perform outcome assessments. The reliability of the survey data largely depends on the information reported to the University. The 1997 alumni survey, which had an approximately 16% overall response rate, indicated that 94% of those responding were employed. In addition, approximately 89% of undergraduate alumni and 86% of the graduate alumni responding credit Strayer for the achievement of their professional goals. According to the survey, Strayer's greatest assets, in order of importance, are schedule variety, campus locations, instructor knowledge, personal class sizes and course selection.

    Strayer students and graduates are employed in a wide range of regional and local companies, many of whom are in the information technology industry. Federal governmental agencies also provide a significant source of employment.

COMPETITION

    The postsecondary education market in Strayer's market area is highly competitive. The University competes with traditional public and private two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of the University at a lower tuition level, due to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary institutions. Tuition at private institutions generally is higher, and in some cases significantly higher, than the tuition at the University.

    The University competes with other educational institutions primarily based on the quality of its business-oriented curriculum and instruction, its flexible schedules and convenient classroom locations, and its responsiveness to changing educational requirements of the workplace. Few of the University's competitors have modified their programs to meet the special needs of working adult students, although management believes that more may do so in the future.

EMPLOYEES

    During 1997, the University employed 554 faculty members, of whom 86 were full-time and 468 part-time, and 345 non-faculty staff in information systems, financial aid, recruitment and admissions, payroll and human resources, corporate accounting, and other administrative functions. Of the University's non-faculty staff, 248 were employed full-time and 97 part-time.


                     LICENSING AND FINANCIAL AID REGULATION

STATE LICENSURE

    The University is dependent on the authorization of each state within which the University offers educational programs to allow it to operate and to grant degrees or diplomas to students. The University is subject to extensive regulation in each of the three jurisdictions (the District of Columbia, Virginia and Maryland) in which it currently operates. State laws and regulations affect the University's operations and may limit the ability of the University to introduce educational programs or establish new campuses. State authorization also is required in order for an institution to become and remain eligible to participate in Title IV Programs.

FINANCING STUDENT EDUCATION

    In the 1998 Winter quarter, approximately 42.6% of the University's students participated in one or more of the federally supported student financial aid programs. A substantial portion (approximately 50% in 1997) of the University's revenues are derived from tuition financed under Title IV Programs.

    The University's financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. Aid is awarded on the basis of financial need, generally defined under the Higher Education Act ("HEA") as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of financial aid must maintain a satisfactory grade point average and progress in a timely manner toward completion of a program of study.

Title IV Programs

    The University maintains eligibility for its students to participate in the following Title IV Programs:

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

    Pell Grants. Grants under the Federal Pell Grant ("Pell") program are available to eligible students based on financial need and other factors.

    Campus-Based Programs. The "campus-based" Title IV Programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Work-Study program, and the Federal Perkins Loan ("Perkins") program.

    Direct Student Loans. In 1993, Congress enacted the William D. Ford Federal Direct Loan Program (the "Direct Loan Program"), under which the Department of Education makes loans directly to students, rather than guaranteeing loans made by lending institutions. The Direct Loan Program has been phased in beginning in 1994-95. The University was approved to participate in this program beginning July 1, 1996.

Other Financial Aid Programs

    In addition to the University's own student loan and scholarship programs, eligible students at the University may participate in educational assistance programs administered by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, the District of Columbia and private organizations.

FINANCIAL AID REGULATION

    To be eligible to participate in Title IV Programs, the University must comply with specific standards and procedures set forth in the HEA and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized by each state within which it operates to offer its educational programs and be accredited by a recognized accrediting agency. The institution also must be certified by the Department of Education to participate in Title IV Programs, which requires, among other things, that the institution meet certain standards of administrative capability and financial responsibility. For purposes of the Title IV Programs, the University and all of its campuses are considered to be a single "institution" so that Department of Education requirements applicable to an "institution" are applied to all of the University's campuses in the aggregate rather than on an individual basis. The University currently is certified to participate in Title IV Programs.

    The regulatory scheme applicable to the University has been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and raised the applicable standards. The University's compliance with those such regulations may affect the operations of the University and its ability to participate in Title IV Programs.

    The new standards are consistent with the increased scrutiny and regulation to which providers of postsecondary education have been subjected as a result of increased concern over fraud and abuse in Title IV Programs. Congress and the Department of Education recently have focused in particular upon the operations of proprietary institutions, such as the University. Certain elements of the regulatory scheme applicable to the University are described below.

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

    An elimination of certain Title IV Programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education, which in turn could lead to lower enrollments at the University or require the University to increase its reliance upon alternative sources of student financial aid. Given the significant percentage of the Company's revenues that are derived indirectly from the Title IV Programs, the loss of or a significant reduction in Title IV Program funds available to the University's students could have a material adverse effect on the Company.

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

    If the Department of Education determines that an institution is not capable administratively, solely because it fails to comply with the cohort default rate standards of administrative capability, the Department will certify the institution's continuing eligibility to participate in Title IV Programs on a provisional basis for no more than three years. See "Licensing, Accreditation and Financial Aid Regulation -- Financial Aid Regulation -- Student Loan Defaults." During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke the institution's certification to participate in Title IV Programs.

    Based on an inspection conducted by the Office of Inspector General of the Department of Education in mid-1992, the Department of Education concluded that there were serious deficiencies at that time in the University's administration of federal student financial aid programs. The Department of Education cited late and unpaid refunds, lack of refund notification, unpaid credit balances, a high student withdrawal rate, lack of exit counseling documentation, incorrect loan certifications and missing financial aid transcripts. Because of these deficiencies, the Department of Education transferred the University from the "advance" system of payment of Title IV Program funds, under which an institution requests and receives funding from the Department of Education in advance based on anticipated needs, to the "reimbursement" system of payment, under which the institution must disburse funds to eligible students and document their eligibility for Title IV Program funds before receiving such funds from the Department of Education. The University disputed various of the Department of Education's findings but took steps to correct certain institutional weaknesses identified by the Department of Education, including creating new administrative positions dealing with Title IV Programs, hiring additional financial aid officers, increasing training for financial aid officers and other University officials, preparing a financial aid manual, and developing new computer systems. Further, following an internal audit, the University in 1993 and 1994 repaid to the government certain Title IV funds for which the University determined its documentation was inadequate. Following these remedial actions, the Department of Education returned the University to the advance system of payment, effective December 7, 1995.

    Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution's participation in Title IV Programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution for any violation by the servicer of any Title IV provision. The University has written contracts with a third-party servicer. Financial Aid Management for Education, Inc., which has served the University since 1983. The servicer certifies FFEL Program loan applications, prepares reports from the University to the Department of Education, issues checks for the Pell and campus-based programs, and issues and collects Perkins loans.

Financial Responsibility

    The HEA and Department of Education regulations prescribe extensive standards of financial responsibility that institutions such as the University must satisfy to participate in Title IV Programs. Among these standards are general standards requiring the institution to provide the services described in its official publications and statements; to provide the administrative resources necessary to comply with Title IV requirements; and to meet all of its financial obligations, including required refunds and any repayments to the Department of Education for debts and liabilities incurred in programs administered by the Department. A for-profit institution such as the University must also: (i) demonstrate an "acid test" ratio (defined as the ratio of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1-to-1 at the end of its latest fiscal year; (ii) not have had operating losses in either or both of its two latest fiscal years that in sum result in a decrease in tangible net worth in excess of 10% of the institution's tangible net worth at the beginning of the two-year period; and (iii) have had a positive tangible net worth for its latest fiscal year. Based on its audited financial statements for 1996 and 1997, as submitted to the Department of Education, the University believes it satisfies each of the applicable financial responsibility standards.

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

    If an institution's FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, the institution may be placed on provisional certification status. Provisional certification does not limit an institution's access to Title IV Program funds; however, an institution with provisional status is under closer review by the Department of Education and may be subject to summary adverse action if it commits violations of Title IV Program requirements. The University's cohort default rates on FFEL Program loans for the 1993, 1994 and 1995 federal fiscal years, the most recent years for which this information is available, were 16.6%, 16.0% and 15.2%, respectively. The average default rates for proprietary institutions nationally were 23.9% 21.1% and 19.9% in fiscal years 1993, 1994 and 1995, respectively.

The "85/15 Rule"

    Under what is commonly referred to as the "85/15 Rule," the HEA provides that proprietary institutions, such as the University, are eligible to participate in Title IV Programs only if they derive no more than 85% of their revenues from Title IV Programs, as determined in accordance with a formula in the regulations. A proprietary institution that violates the "85/15 Rule" loses its eligibility to participate in Title IV Programs for at least one year. During 1997, the University derived 50% of its revenues from tuition financed under Title IV Programs.

Incentive Compensation

    As a part of an institution's program participation agreement with the Department of Education, the institution must certify that it will neither provide, nor contract with any entity that provides, any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. Although there can be no assurance that the Department of Education will not find deficiencies in the University's present or former compensation plans, the University believes that its compensation plan complies with the HEA.

Potential Effect of Regulatory Violations

    If the University fails to comply with the regulatory standards governing Title IV Programs, the Department of Education could impose one or more sanctions, including transferring the University to the reimbursement system of payment, requiring repayment of certain Title IV funds, certifying the University's eligibility on a provisional basis, taking emergency action, referring the matter for criminal prosecution, or initiating proceedings to impose a fine or to limit, suspend or terminate the participation of the University in Title IV Programs. In addition, the University's guarantee agencies could limit, suspend or terminate its eligibility to provide guaranteed student loans in the event of certain regulatory violations. Although there are no such sanctions currently in force, and the University does not believe any such sanctions are contemplated, if such sanctions were imposed against the University and resulted in a substantial curtailment of the University's participation in Title IV Programs, the University would be materially and adversely affected.

    If the University lost its eligibility to participate in Title IV Programs, or if the amount of available federal student financial aid were reduced, the University would seek to arrange or provide alternative sources of revenue or financial aid for students. The SEL Program would provide one such alternative, but there can be no assurance that the SEL Program could provide loans sufficient to make up for the loss of Title IV Program funds. Although the University believes that one or more private organizations would be willing to provide financial assistance to students attending the University, there is no assurance that this would be the case, and the interest rate and other terms of such student financial aid might not be as favorable as those for Title IV Program funds. The University may be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of eligibility of the University to participate in Title IV Programs would be expected to have a material adverse effect on the University even if it could arrange or provide alternative sources of revenue or student financial aid.

RESTRICTIONS ON ADDING LOCATIONS AND EDUCATIONAL PROGRAMS

    State requirements and accrediting agency standards may in certain instances limit the ability of the University to establish additional locations and programs. District of Columbia regulations require institutions to submit an application for an amended license in order to add a new program or location. The Virginia State Council of Higher Education requires institutions to obtain approval prior to offering new educational programs at existing sites or instruction for degree credit at a new site located more than 25 miles or 30 minutes' travel time from a central location. Maryland law and regulations require institutions to obtain the approval of the Maryland Higher Education Commission ("MHEC") in order to offer an instructional program not specified in its certificate of approval or to offer more than one-third of the credit-bearing coursework leading toward a certificate or degree at a location not specified in its certificate of approval. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, and upon notification may undertake a review of the institution's accreditation. Based on its current understanding of how these standards will be applied, the University does not believe that these standards will have a material adverse effect on the University or its expansion plans.

    The HEA requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV Programs. However, the applicable regulations permit an institution that is already qualified to participate in Title IV Programs to establish an additional location that may immediately qualify, unless the location was acquired from another institution that has ceased offering educational programs at that location and has unpaid Title IV liabilities. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution's accrediting agency. In addition, a location that qualifies as a "branch campus" must meet extensive regulatory requirements, including the standards of administrative capability and financial responsibility discussed above. The University's expansion plans assume its continued ability to establish new campuses as additional locations of the University's main campus without incurring the two-year delay in participation in Title IV Programs. The loss of state authorization or accreditation by the University or an existing campus, or the failure of the University or a new campus to obtain state authorization or accreditation, would render the University ineligible to participate in Title IV Programs in that state or at that location.

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

    Generally, if an institution eligible to participate in Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, an institution is not obligated to obtain Department of Education approval of an additional program that leads to an associate, baccalaureate, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. In the event that an institution erroneously determines that an educational program is eligible for Title IV funds without the Department of Education's express approval, the institution may be liable for repayment of Title IV aid provided to students in that program. The University does not believe that the Department of Education's regulations will create significant obstacles to its plans to add new programs.

DISTANCE LEARNING

    In August 1997, the University received regulatory approval from the D.C. Education Licensure Commission, Virginia State Council of Higher Education, Maryland Higher Education Commission, and Middle States to offer all of its existing degree and diploma programs through Strayer Online via Internet-based telecommunications instruction. Instruction for this program is delivered from the Company's Distance Learning Center in Lorton, Virginia. During the Fall 1997 Quarter, the University had 331 students participating in the distance learning program, of which 88 students solely took classes through Strayer Online.

CHANGE IN OWNERSHIP RESULTING IN A CHANGE OF CONTROL

    Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. The D.C. Commission may require an institution licensed by it to apply to amend its license prior to a change in ownership. The applicable laws and regulations of Virginia and Maryland do not specifically address reporting of changes in ownership. The University's accrediting agency, Middle States, requires institutions that it accredits to inform it in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to Middle States include changes in the legal status, ownership or form of control of the institution, such as the sale of a proprietary institution. Middle States must approve a substantive change in advance in order to include the change in the institution's accreditation status.

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

    Ron K. Bailey currently owns approximately 52.4% of the Company's outstanding stock jointly with his wife. If Mr. or Mrs. Bailey were to die, the surviving spouse would become the sole owner of those shares. The HEA and Department of Education implementing regulations allow a change in ownership upon the retirement or death of an owner to be treated as not resulting in a change of control if it involves the sale or transfer of the owner's ownership interest to a family member or to a person with an ownership interest who has been involved in the management of the institution for at least two years. However, the Department of Education requires schools to report such events to the Department of Education for review. District of Columbia, Virginia and Maryland law and Middle States policies do not specifically address changes in ownership resulting from the retirement or death of an owner. However, it is possible that one or more of these regulatory bodies would consider such a change in ownership to be a substantive change that must be reported by the institution and would require review or reauthorization of the institution.

    Under INS regulations, if a school that is approved to admit foreign students changes ownership, approval will be automatically withdrawn 60 days after the change of ownership unless the school files a new petition for school approval within 60 days of that change of ownership. If, after conducting a review, the INS district director finds that the school's approval should not be continued, the district director must institute proceedings to withdraw the school's approval. The Company currently has INS approval to admit foreign students.

    If the University underwent a change of control that required reapproval by any state authority, Middle States or any federal agency, and any required regulatory approval were significantly delayed, limited or denied, there could be a material adverse effect on the University's ability to offer certain educational programs, award certain degrees or diplomas, operate one or more of its locations, admit certain students or participate in Title IV Programs, which in turn would materially and adversely affect the University's operations. A change that required approval by a state regulatory authority, Middle States or a federal agency could also delay the University's ability to establish new campuses or educational programs and may have other adverse regulatory effects. Furthermore, the suspension from Title IV Programs and the necessity of obtaining regulatory approvals in connection with a change of control may materially limit the University's flexibility in future financings or acquisition transactions.

VETERANS BENEFITS

    Pursuant to federal law providing benefits for veterans and reservists, the University is approved for education of veterans and members of the selective reserve and their dependents by the state approving agency in the District of Columbia and Virginia. The University expects to seek approval to offer educational programs to veterans and other eligible persons in Maryland at an appropriate time.

ITEM 2.  PROPERTIES.

    The University leases eight of its nine campuses, five of which are owned by corporations controlled by the Company's President and CEO, Ron K. Bailey. The leases with these corporations all have ten-year terms expiring in 2006, with three five-year renewal terms. Of the remaining leases, one has a term that expires in 2002 with two five-year renewal options, one has a term that expires in 1998, with a three-year renewal option and the third lease has a term that expires in 2000, with three one-year renewal options. With the exception of the Arlington and Prince George's County leases, the leases contain purchase options. See "Certain Transactions -- Lease of Campus Facilities" and Note 9 to the Company's consolidated financial statements. The table below sets forth certain information regarding each of the University's properties at December 31, 1997:


                                                                    AREA IN
                                           LOCATION               SQUARE FEET
                              ---------------------------------  ------------
                              Washington, D.C..................     33,000
                              Alexandria, Virginia.............     22,000
                              Arlington, Virginia..............     26,000
                              Woodbridge, Virginia.............     20,800
                              Manassas, Virginia...............     20,800
                              Loudoun Campus (Ashburn),
                                Virginia.......................     33,000
                              Fredericksburg, Virginia.........     17,500
                              Takoma Park (Washington, D.C.)...     21,800
                              Prince George's County, Maryland.      6,000
                              Distance Learning (Lorton,
                                Virginia)......................     16,200

ITEM 3.  LEGAL PROCEEDINGS.

    From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company's property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were voted upon during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock is traded on the Nasdaq National Market under the symbol "STRA." The following table sets forth, for the periods indicated, the high and low sale prices of the Company's Common Stock, as reported on the Nasdaq National Market. All sale price information has been restated to reflect the Company's November 18, 1997, 3-for-2 stock split effected by way of a 50 percent stock dividend.

                                                            HIGH      LOW
                                                            ----      ---
       1996:
         Third Quarter (July 25 through September 30)...... $17.88   $10.25
         Fourth Quarter.................................... $23.00   $16.38
       1997:
         First Quarter..................................... $17.92   $13.08
         Second Quarter.................................... $26.33   $13.08
         Third Quarter..................................... $30.33   $23.08
         Fourth Quarter.................................... $36.00   $28.00

    The last sales price of the Common Stock on March 16, 1998, as reported on the Nasdaq National Market, was $32.00 per share. As of February 13, 1998, there were approximately 22 holders of record and 1,147 non-objecting beneficial shareholders. The Company believes that there are a number of holders of Common Stock whose shares are held in nominee accounts by brokers.

    The Company has established a policy of declaring quarterly cash dividends at the rate of $0.0433 per share ($0.1733 annually) on the Company's Common Stock. The amount of dividends payable in the future will be reviewed periodically by the Company's Board of Directors in light of the Company's earnings, financial condition, capital needs and regulatory considerations. There is no requirement or assurance that dividends will be paid.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA AMOUNTS).

    The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Company. The financial information has been derived from the Company's consolidated financial statements. The information set forth below is qualified by reference to and should be read in conjunction with the Company's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

                                                           YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1993      1994       1995         1996      1997
                                            -------    -------    -------     -------    -------
INCOME STATEMENT DATA:
     Total Revenues......................   $29,368    $34,257    $38,196     $45,005    $53,131
                                            -------    -------    -------     -------    -------


  Costs and expenses
     Instruction and educational support.    14,185     14,740     16,168      17,808     19,738
     Selling and promotion...............     3,092      3,667      4,281       4,457      5,476
     General and administration(1).......     7,847     10,648     11,571       6,749      7,232
                                            -------    -------    -------     -------    -------
                                             25,124     29,055     32,020      29,014     32,446
                                            -------    -------    -------     -------    -------
  Income from operations.................     4,244      5,202      6,176      15,991     20,685
  Investment and other income............       180        350        875       1,061      2,764
                                            -------    -------    -------     -------    -------
  Income before income taxes.............     4,424      5,552      7,051      17,052     23,449
  Provision for income taxes(2)..........        --         --         --       2,740      9,012
                                            -------    -------    -------     -------    -------
  Net income.............................   $ 4,424    $ 5,552    $ 7,051     $14,312    $14,437
                                            =======    =======    =======     =======    =======
  Quarterly Cash dividends per common share                                   $0.0417    $0.0433
                                                                              =======    =======
PRO FORMA DATA:(3)
  Income before income taxes.............                                     $17,052
  Income taxes...........................                                       6,649
                                                                                -----
  Net income.............................                                     $10,403
                                                                              =======
NET INCOME PER SHARE (PRO FORMA FOR 1996)
  Basic..................................                                     $  0.84    $  0.96
                                                                              =======    =======
  Diluted................................                                     $  0.83    $  0.93
                                                                              =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING(4)
  Basic..................................                                      12,425     15,037
                                                                              =======    =======
  Diluted................................                                      12,593     15,590
                                                                              =======    =======
OPERATING DATA:
  Enrollment(5) .........................     6,200      6,800      7,400       8,200      9,400

                                                             AT DECEMBER 31,
                                                             ---------------
                                              1993      1994       1995       1996        1997
                                            -------    -------    -------     -------    -------
BALANCE SHEET DATA:
  Cash and cash equivalents..............   $ 2,191   $  5,564   $  8,992   $ 11,777    $ 15,934
  Working capital........................     5,195      5,934      8,327     15,574      20,649
  Total assets...........................    16,279     19,824     25,878     47,822      78,297
  Long-term liabilities..................        --         --         --        189         186
  Total liabilities......................     9,651     10,487     10,539     12,411      13,174
  Total stockholders' equity.............     6,628      9,337     15,339     35,411      65,123

----------

(1) Includes bonus payments to the former stockholder of the University (the "S Corporation Stockholder") of 3.5 million in 1993, $5.5 million in 1994, and $6.2 million in 1995 for the payment of income taxes by the S Corporation Stockholder on undistributed S Corporation income. In connection with the Company's initial public offering, effective July 25, 1996, the Company acquired the University and ELP, as a result of which the University and ELP changed their tax status from S Corporations to C Corporations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Background and Overview."

(2) Historical data for 1993 through 1995 do not reflect any provision for income taxes. The University and ELP were S Corporations during such periods and therefore were not subject to income tax.

(3) Reflects the formation of the Company and the acquisition of the University by the Company as if those events had taken place on January 1, 1996. Following the termination of their status as S Corporations prior to completion of the Company's initial public offering, the University and ELP became subject to federal and state income tax. The pro forma data reflects the application of statutory corporate income tax rates to income before income taxes as if the termination of the S Corporation status of the University and ELP had occurred on January 1, 1996. The effective pro forma income tax rate for the year ended December 31, 1996 was 39%.

(4) Pro forma weighted average shares outstanding reflect the acquisition of the University by the Company in exchange for 8,998,500 shares of common stock, as if it had occurred on January 1, 1996. Subsequent to the closing of the initial public offering, the Company made a distribution to the stockholders of the University in respect of earnings previously subject to income tax during the University's period as an S Corporation (the "S Corp. Distribution"). As a result, pro forma weighted average shares outstanding also give effect to the increase in the number of shares which, when multiplied by the net per share proceeds of the offering, would have been necessary to fund distributions to the stockholders, including the S Corp. Distribution, during the twelve months ended July 1996, to the extent that such distributions exceeded net income during the same period.

(5) Reflects student enrollment as of the beginning of the Fall academic quarter for each year indicated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed elsewhere in the Company's Form 10-k dated December 31, 1997 as filed with the Securities and Exchange Commission.

BACKGROUND AND OVERVIEW

    The University is a regional proprietary institution of higher education offering undergraduate and graduate degree programs at nine campuses in the greater Washington, D.C. area. The Company was incorporated in May 1996 to acquire all of the outstanding capital stock of the University and ELP from Mr. and Mrs. Ron K. Bailey, the previous sole stockholders of the University. Upon completion of the Company's initial public offering in July 1996, the University and ELP, which administers the SEL Program, became direct subsidiaries of the Company.

    Revenues, operating income, and pro forma net income have increased in each of the last three years. From 1995 through 1997, revenues increased approximately 39.1%, operating income increased approximately 234.9%, and net income increased 104.8%. Over the three-year period, tuition revenue accounted for approximately 95.8% of total revenue. The number of students increased approximately 27.0% from 7,419 at the beginning of the 1995 Fall quarter to 9,419 at the beginning of the 1997 Fall quarter, and tuition rates increased approximately 13.3% over the last three years.

    The University's principal source of revenue is tuition collected from its students. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students generally must pay the entire tuition for each course prior to the beginning of the quarter. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition. When students register for courses, tuition is recorded as unearned tuition, which is recognized as courses are taught through the academic quarter. Revenues also consist in part of fees and other revenues derived principally from application fees, "no show" fees, and bookstore sales. When a student registers for a course but does not attend any classes, which can have the effect of denying a place in the course to another student, the University imposes a "no show" fee. Unless otherwise indicated, student enrollment information presented herein reflects enrollment as of the beginning of the Fall academic quarter for the applicable year, which is the beginning of the academic year and the industry practice for measuring enrollments at educational institutions.

    The University records tuition receivable when students register for the academic quarter, generally prior to the end of the previous academic quarter. Because the University's academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due is charged against the allowance. The University's historical bad debt expense as a percentage of revenue for the years ended December 31, 1995, 1996, and 1997 was 1.7%, 1.8%, and 2.6%, respectively.

    The University's expenses consist of instruction and educational support expenses, selling and promotional expenses, and general and administration expenses. Instruction and educational support expenses generally contain items of expense directly attributable to the educational activity of the University. This expense category includes salaries and benefits of faculty, academic administrators, and student support personnel. Instruction and educational support expenses also include costs of educational supplies and facilities, including rent on campus leases, certain costs of establishing and maintaining computer laboratories, and all other physical plant and occupancy costs, with the exception of costs attributable to one floor of the Arlington campus used for administrative purposes.

    Selling and promotional expenses include salaries and benefits of personnel engaged in recruitment, admissions, promotion and development, as well as costs of advertising and production of marketing materials.

    General and administration expenses include salaries and benefits of personnel engaged in accounting, personnel, compliance and other business functions, and plant and occupancy costs attributable to such functions. Further, as discussed below, general and administration expenses prior to 1996 reflect payments made to the S Corporation Stockholder for taxes payable by that stockholder with respect to the University's income.

    Prior to 1996, the University each year paid the S Corporation Stockholder amounts sufficient to pay the income tax liabilities for income earned by the University under Subchapter S of the Internal Revenue Code of 1986. These amounts were paid as bonuses (subject to payroll taxes and benefits) and were reflected in general and administration expenses. These bonus payments totaled $6.2 million for the 1995 fiscal year. Amounts paid to the stockholder from January 1, 1996 through July 25, 1996 (the date of completion of the Company's initial public offering of Common Stock) with respect to the University's income were paid as distributions to the stockholder and not to the stockholder as a bonus. Unlike bonuses, these distributions are not reflected as general and administration expenses. As of July 25, 1996, the Company terminated the University's S Corporation status and became subject to corporate income taxation on a consolidated basis. Since the Company was an S Corporation prior to July 25, 1996, there was no corporate income tax provision.

    Investment and other income consist primarily of earnings on investments.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

                                            YEAR ENDED DECEMBER 31,
                                          --------------------------
                                           1995      1996      1997
                                          ------    ------    ------
        Net Revenues:                      100.0%    100.0%    100.0%
                                          ------    ------    ------

        Costs and expenses:
          Instruction and educational
           support......................    42.3      39.6      37.1
          Selling and promotional.......    11.2       9.9      10.3
          General and administration....    30.3      15.0      13.6
                                          ------    ------    ------
        Income from operations..........    16.2      35.5      39.0
        Investment and other income.....     2.3       2.4       5.2
                                          ------    ------    ------
        Income before taxes.............    18.5      37.9      44.2
        Provision for income taxes......      --       6.1      17.0
                                          ------    ------    ------
        Net income......................    18.5%     31.8%     27.2%
                                          ======    ======    ======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Revenues. Revenues increased 18.1% from $45.0 million in 1996 to $53.1 million in 1997 due to a 15.3% increase in the number of students in 1997 and a 6.3% tuition increase for 1997.

    Instruction and educational support expenses. Instruction and educational support expenses increased 10.8% from $17.8 million in 1996 to $19.7 million in 1997 due to an increase in the number of personnel to support increased enrollment, salary increases and the upgrade of campus computer laboratories.

    Selling and promotional expenses. Selling and promotional expenses increased 22.9% from $4.5 million in 1996 to $5.5 million in 1997 due principally to increased advertising costs, and the addition of admissions personnel at the new Distance Learning Center and the Prince George's County Campus.

    General and administration expenses. General and administration expenses increased 7.2% from $6.7 million in 1996 to $7.2 million in 1997 due principally to the addition of administrative personnel in order to support increased enrollments.

    Income from operations. Income from operations increased 29.4% from $16.0 million in 1996 to $20.7 million in 1997. This increase was primarily due to the increase in student enrollment and tuition in 1997.

    Provision for income taxes. Income tax expense increased 333% from $2.7 million in 1996 to $9.0 million in 1997. This increase was due to the termination of the Company's S-corporation status in July 1996.

    Net income. Net income increased 38.8% from $10.4 million on a pro forma basis in 1996 to $14.4 million in 1997 because of the factors discussed above.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Revenues. Revenues increased 17.8% from $38.2 million in 1995 to $45.0 million in 1996 due to a 9.6% increase in the number of students, a 6.7% tuition increase and increased activity in ELP, all in 1996.

    Instruction and educational support expenses. Instruction and educational support expenses increased 10.1% from $16.2 million in 1995 to $17.8 million in 1996 due to an increase in the number of personnel to support increased enrollment, salary increases and the upgrade of campus computer laboratories.

    Selling and promotional expenses. Selling and promotional expenses increased 4.1% from $4.3 million in 1995 to $4.5 million in 1996 due principally to increased advertising costs.

    General and administration expenses. General and administration expenses decreased 41.7% from $11.6 million in 1995 to $6.7 million in 1996. The primary reason for the decrease was the fact that the Company did not pay a bonus to its stockholder in respect of income taxes in 1996. Excluding the $6.2 million bonus in 1995, general and administration expenses would have increased approximately 25% due to increases in expenses associated with being a public company and increases in the number of administrative personnel to support increased enrollment.

    Income from operations. Income from operations increased 158.9% from $6.2 million in 1995 to $16.0 million in 1996. This increase was due to the increase in student enrollment in 1996 and due to the fact that the University did not pay bonuses to its stockholder, as discussed above.

    Net income. Net income increased 103% from $7.1 million in 1995 to $14.3 million in 1996 because of the factors discussed above.

SEASONALITY

    The Company's quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth, or Fall, quarter, and lowest in the third, or Summer, quarter. In 1997, enrollments at the beginning of the Winter, Spring, Summer and Fall academic quarters were 8,039, 8,091, 5,932 and 9,419, respectively. Costs generally are not affected by the seasonal factors and do not vary significantly on a quarterly basis. To some extent, however, instructional and educational support expenses are lower in the third quarter because fewer part-time faculty are needed.

    The following table sets forth the Company's revenues on a quarterly basis for the years ended December 1995, 1996, and 1997.

                               QUARTERLY REVENUE
                             (DOLLARS IN THOUSANDS)

                                1995               1996               1997
                          -----------------  -----------------  -----------------
     THREE MONTHS ENDED   AMOUNT    PERCENT  AMOUNT    PERCENT  AMOUNT    PERCENT
     ------------------   ------    -------  ------    -------  ------    -------
   March 31............  $ 10,635     28%   $ 12,415     28%   $ 13,773     26%
   June 30.............     9,702     25      11,614     26      13,639     25
   September 30........     7,221     19       8,305     18      10,030     19
   December 31.........    10,638     28      12,671     28      15,689     30
                         --------  ------   --------    ---    --------    ---
   Total for Year......  $ 38,196    100%   $ 45,005    100%   $ 53,131    100%
                         ========  =====    ========    ===    ========    ===

LIQUIDITY AND CAPITAL RESOURCES

    During 1997, the Company's Board of Directors approved a 3-for-2 stock split effective by way of a 50 percent stock dividend. In April 1997, the Company received approximately $15.0 million in net proceeds from a public offering of 1,158,750 shares of common stock. The proceeds from this offering were used to fund the Company's SEL Program, the acquisition of the University's Alexandria

Campus facility, and for expansion of the University's Distance Learning Program and Maryland campus openings.

     During 1997, the Company generated cash from operating activities of $12.9 million. This cash and the remaining proceeds from the Company's April 1997 public offering resulted in an increase in cash and cash equivalents and marketable securities from $26.9 million at December 31, 1996 to $52.8 million at December 31, 1997. In addition, on March 31, 1997, the Company obtained a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company will not pay a fee for this facility, but in the event of any borrowings, an origination fee of 1% will be due on the amounts borrowed from time to time thereunder. There were no borrowings by the Company in 1997.

    The Company believes that existing cash and cash equivalents, marketable securities, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

    Strayer Education, Inc. is in the process of assessing and repairing its computer applications to ensure their functionality with respect to the "year 2000" millennium change. At present, Strayer Education does not anticipate that material incremental costs will be incurred in any single future year.


IMPACT OF INFLATION

    Inflation has not had a significant impact on the Company's historical operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
   Strayer Education, Inc.
     Report of Independent Accountants.............................................................  20
     Consolidated Balance Sheets as of December 31, 1996 and 1997..................................  21
     Consolidated Statements of Income for each of the three years in the period ended
        December 31, 1997..........................................................................  22
     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 1997.............................................................  23
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997....................................................................  24
     Notes to Consolidated Financial Statements....................................................  25

              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

   Schedule II-- Valuation and Qualifying Accounts.................................................  32

    All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT ACCOUNTANTS REPORT

Board of Directors and Stockholders, Strayer Education, Inc.

    We have audited the accompanying consolidated balance sheets of Strayer Education, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the financial statement schedule listed in the index on page 19 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strayer Education, Inc. and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Washington, D.C.                                     Coopers & Lybrand L.L.P.
January 30, 1998

                            STRAYER EDUCATION, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                DECEMBER 31,
                                                                                           -------------------
                                                                                              1996       1997
                                                                                           --------   --------
                               ASSETS
   Current assets:
     Cash and cash equivalents..........................................................   $ 11,777   $ 15,934
     Marketable securities available for sale, at market................................      5,057      5,018
     Short-term investments -- restricted...............................................        807        879
     Tuition receivable, net of allowances for doubtful accounts of $164 and
        $230, respectively..............................................................      8,923     10,063
     Inventories........................................................................        923      1,018
     Other current assets...............................................................        309        725
                                                                                           --------   --------
             Total current assets.......................................................     27,796     33,637
   Student loans receivable, net of allowances for losses...............................      2,799      4,438
   Property and equipment, net..........................................................      7,063      8,113
   Investments in marketable securities available for sale, at market...................     10,070     31,877
   Other assets.........................................................................         94        232
                                                                                           --------   --------
             Total assets...............................................................   $ 47,822   $ 78,297
                                                                                           ========   ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable...................................................................   $    332   $    380
     Accrued expenses...................................................................        740        829
     Unearned tuition...................................................................     11,150     11,779
                                                                                          ---------  ---------
             Total current liabilities..................................................     12,222     12,988
   Deferred income taxes................................................................        189        186
                                                                                           --------   --------
             Total liabilities..........................................................     12,411     13,174
                                                                                           --------   --------
   Commitments and contingencies
   Stockholders' equity:
     Preferred stock, par value $.01; 5,000,000 shares authorized, no shares issued
        or outstanding..................................................................         --         --
     Common stock, par value $.01; 50,000,000 shares authorized; 14,175,000 and
        15,542,105 shares issued and outstanding in 1996 and 1997, respectively.........        142        156
     Additional paid-in capital.........................................................     31,147     48,762
     Retained earnings..................................................................      3,891     15,922
     Net unrealized gains on investments, net of deferred income taxes of
        $152 and $186 in 1996 and 1997, respectively....................................        231        283
                                                                                           --------   --------
             Total stockholders' equity.................................................     35,411     65,123
                                                                                           --------   --------
             Total liabilities and stockholders' equity.................................   $ 47,822   $ 78,297
                                                                                           ========   ========


  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FOR THE YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                                 1995         1996        1997
                                             -----------  ----------- --------
    Total Revenues........................     $38,196      $45,005     $53,131
                                               -------      -------     -------

  Costs and expenses:
    Instruction and educational support ..      16,168       17,808      19,738
    Selling and promotion.................       4,281        4,457       5,476
    General and administration............      11,571        6,749       7,232
                                               -------      -------     -------
                                                32,020       29,014      32,446
                                               -------      -------     -------
    Income from operations................       6,176       15,991      20,685
  Investment and other income.............         875        1,061       2,764
                                               -------      -------     -------
    Income before income taxes............       7,051       17,052      23,449
  Provision for income taxes..............          --        2,740       9,012
                                               -------      -------     -------
    Net income............................     $ 7,051      $14,312     $14,437
                                               =======      =======     =======
  PRO FORMA INFORMATION:
    Income before income taxes............                  $17,052
    Income taxes..........................                    6,649
                                                            -------
    Net income............................                  $10,403
                                                            =======
  NET INCOME PER SHARE (PRO FORMA IN 1996):
    Basic.................................                  $  0.84     $  0.96
    Diluted...............................                  $  0.83     $  0.93

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             UNREALIZED
                                               COMMON STOCK         ADDITIONAL                  GAINS
                                            --------------------      PAID-IN     RETAINED   (LOSSES) ON
                                            SHARES        AMOUNT      CAPITAL     EARNINGS   INVESTMENTS     TOTAL
                                            ------        ------      -------     --------   -----------     -----
 Balance, December 31, 1994.............          563        $6       $   --        $9,374      $(43)        $9,337
   Distributions to
      stockholders......................           --        --           --        (3,350)       --         (3,350)
   Capital contributions by
      stockholder in
      connection with
      formation of ELP..................           --        --        2,100            --        --          2,100
   Net unrealized gains on
      investments.......................           --        --           --            --       201            201
   Net income...........................           --        --           --         7,051        --          7,051
                                         ------------  --------    ---------    ----------  --------     ----------
 Balance, December 31, 1995.............          563         6        2,100        13,075       158         15,339
   Formation of Strayer
      Education, Inc....................        1,500        --            1            --        --              1
   Exchange of Strayer
      Education, Inc. common
      stock for Strayer
      University, Inc. common
      stock.............................    8,997,937        84          (84)           --        --             --
   Proceeds from sale of
      common stock, net of
      offering expenses of $3,187.......    5,175,000        52       31,261            --        --         31,313
   Payment to stockholder for
      acquisition of ELP................           --        --         (943)         (117)       --         (1,060)
   Distributions to
      stockholders......................           --        --       (1,188)      (22,788)       --        (23,976)
   Cash dividends ($0.04 per
      share)............................           --        --           --          (591)       --           (591)
   Net unrealized gains on
      investments.......................           --        --           --            --        73             73
   Net income...........................           --        --           --        14,312        --         14,312
                                         ------------  --------    ---------    ----------  --------     ----------
 Balance, December 31, 1996.............   14,175,000       142       31,147         3,891       231         35,411
   Proceeds from sale of
     common stock, net of
     offering expenses of $1,189........    1,158,750        12       15,021            --        --         15,033
   Exercise of stock options............      208,355         2        1,387            --        --          1,389
   Reimbursement of prior year
     distribution to stockholders.......           --        --           --            84        --             84
   Cash dividends ($0.17 per share).....           --        --           --        (2,490)       --         (2,490)
   Tax benefit from exercise of
      stock options.....................           --        --        1,207            --        --          1,207
   Net unrealized gains on
      investments.......................           --        --           --            --        52             52
 Net income.............................           --        --           --        14,437        --         14,437
                                         ------------  --------    ---------    ----------  --------     ----------
 Balance, December 31, 1997.............   15,542,105      $156      $48,762       $15,922      $283        $65,123
                                         ============  ========    =========    ==========  ========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------
                                                                           1995         1996        1997
                                                                       -----------  -----------  ----------
    Cash flows from operating activities:
      Net income......................................................   $ 7,051      $ 14,312    $ 14,437
      Adjustments to reconcile net income to cash
         provided by operating activities:
         Depreciation and amortization................................       688         1,021       1,236
         Provision for student loan losses............................        49           205         325
         Deferred income taxes........................................        --           (75)       (174)
      Changes in assets and liabilities:
         Short-term investments -- restricted.........................      (317)          (87)        (72)
         Tuition receivable, net......................................       940        (1,050)     (1,140)
         Inventories..................................................      (179)         (198)        (95)
         Other current assets.........................................       167          (161)       (279)
         Other assets.................................................        --           --         (138)
         Trade accounts payable.......................................      (220)          (28)         48
         Accrued expenses.............................................       158            64          89
         Unearned tuition.............................................       113         1,646         629
      Student loans originated or acquired............................    (1,481)       (3,314)     (4,078)
      Collections on student loans receivable.........................       500         1,030       2,114
      Proceeds from sale of loans.....................................        --           212         --
                                                                         -------      --------    --------
              Net cash provided by operating activities...............     7,469        13,577      12,902
                                                                         -------      --------    --------
    Cash flows from investing activities:
      Purchases of property and equipment.............................    (1,162)       (5,208)     (2,286)
      Purchases of marketable securities..............................    (7,993)      (16,640)    (34,380)
      Maturities of marketable securities.............................     6,386         5,370      12,698
      Other...........................................................       (22)           --         --
                                                                         -------      --------    --------
              Net cash used in investing activities...................    (2,791)      (16,478)    (23,968)
                                                                         -------      --------    --------
    Cash flows from financing activities:
      Distributions to stockholders...................................    (3,350)      (23,976)         84
      Dividends paid..................................................        --          (591)     (2,490)
      Proceeds from sale of common stock and
         additional capital contributions by ELP stockholder..........     2,100        31,313      15,033)
      Proceeds from exercise of stock options, including tax
         benefit......................................................        --           --        2,596
      Acquisition of ELP..............................................        --        (1,060)         --
                                                                         -------      --------    --------
              Net cash provided by (used in)financing
                activities............................................    (1,250)        5,686      15,223
                                                                         -------      --------    --------
              Net increase in cash and cash requirements..............     3,428         2,785       4,157
    Cash and cash equivalents -- beginning of year....................     5,564         8,992      11,777
                                                                         -------      --------    --------
    Cash and cash equivalents -- end of year..........................   $ 8,992      $ 11,777    $ 15,934
                                                                         =======      ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

    Strayer Education, Inc. (the Company) was formed on May 10, 1996, as a Maryland corporation, and commenced operations on July 25, 1996.

    On July 30, 1996, the Company completed an initial public offering of its common stock. The Company sold 5,175,000 shares in the offering at a price of $6.67 per share. Net proceeds to the Company were $31,313,000. Prior to the closing of the offering, the Company exchanged 8,998,500 shares of its common stock for 100% of the outstanding common stock of Strayer University, Inc.
(the University). Approximately $19,838,000 of the net proceeds of the offering were paid to the stockholders of the University as a distribution of earnings on which the stockholders had previously paid income taxes during the period the University was an S Corporation.

    Contemporaneously with the closing of the initial public offering, the Company acquired Education Loan Processing, Inc. (ELP) at a purchase price of $1,060,000, ELP's net book value. ELP was incorporated in December 1994 and began operations in January 1995. ELP was wholly owned by a stockholder of the Company.

    Under generally accepted accounting principles, the University's and ELP's bases in their assets and liabilities were carried over to the Company and the operations of the University, ELP and the Company were retroactively combined in a manner similar to a pooling of interest, because these acquisitions were combinations of entities under common control. All significant intercompany accounts and transactions have been eliminated.

    On April 22, 1997, the Company completed a public offering of 1,158,750 shares at $14.00 per share. Net proceeds to the Company were $15.0 million.

    In May 1997, the Company formed a wholly-owned subsidiary, Professional Education, Inc. (ProEd), for the purpose of acquiring an information technology training company. No such acquisitions have been made as of the date of this report.

    During 1997, the Company's Board of Directors approved a 3-for-2 stock split effective by way of a 50 percent stock dividend. The stock dividend was paid on November 18, 1997 to shareholders of record on November 4, 1997. All share and per share information in this report has been changed to give effect to this stock split.

    Consistent with the financial statements included in the Company's prospectus and the reorganization of the Company in connection with the completion of the initial public offering, the 1995 financial statements are presented on a combined basis and the 1996 and 1997 financial statements are presented on a consolidated basis. The accompanying 1996 and 1997 financial statements include the accounts of the Company, the University, ELP and ProEd, collectively referred to herein as the "Company" or "Companies."

2.  NATURE OF OPERATIONS

    The University is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its nine campuses in the District of Columbia, Maryland and Virginia. In January 1998, the College was granted University status by the Education Licensure Committee of The District of Columbia. Subsequently, Strayer College changed its name to Strayer University.

    ELP is a finance company that purchases and services student loans, principally for the University. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as noncurrent consistent with industry practice.

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

    Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University's student base in the greater Washington, D.C. area. The University establishes an allowance for doubtful tuition accounts based upon factors surrounding historical trends and other information.

    Student loans are receivable from the University's students. The Companies perform credit evaluations and require cosigners in some instances to minimize credit risk.

Inventories

    Inventories, which consist of books and supplies held in campus bookstores, are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment

    Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation amounted to $688,000, $1,021,000 and $1,236,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

Income Taxes

    Prior to July 30, 1996, the financial statements of the Companies do not include a provision for income taxes because the taxable income of the University and ELP was included in the income tax returns of the stockholders under S Corporation elections. A provision for corporate income taxes is presented for all periods subsequent to July 30, 1996.

    In connection with the formation of Strayer Education, Inc., the initial public offering of the Company's common stock, and the acquisition of the University and ELP by Strayer Education, Inc., effective July 25, 1996, the University and ELP are no longer treated as S Corporations for tax purposes. The Companies now provide for deferred income taxes based on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

Net Income Per Share

    The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) effective December 31, 1997. All prior period net income per share amounts have been restated to comply with the provisions of FAS 128. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows.

                                                        1996                1997
                                                        ----                ----
  Weighted average shares outstanding
       used to compute basic earnings per
       share...............................          12,424,812         15,037,002
  Incremental shares issuable upon the
       assumed exercise of stock
       options.............................             167,844            552,774
                                                     ----------         ----------
  Shares used to compute diluted
       earnings per share..................          12,592,656         15,589,776
                                                     ==========         ==========


    Incremental shares issuable upon the assumed exercise of outstanding stock options is computed using the average market price during the related periods.


    Pro forma weighted average shares outstanding reflect the acquisition of the University by the Company in exchange for 8,998,500 shares of common stock, as if it had occurred on January 1, 1996. Subsequent to the closing of the initial public offering, the Company made a distribution to the stockholders of the University in respect of earnings previously subject to income tax during the University's period as an S Corporation (the "S Corp. Distribution"). As a result, pro forma weighted average shares outstanding also give effect to the increase in the number of shares which, when multiplied by the net per share proceeds of the offering, would have been necessary to fund distributions to the stockholders, including the S Corp. Distribution, during the twelve months ended July 1996, to the extent that such distributions exceeded net income during the same period. Fully diluted income per share was not significantly different from the primary amount. Historical net income per share is presented in Note 11.

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

Marketable Securities

The cost and market value for each class of investments at December 31, 1996 and 1997 are as follows (in thousands):


                                                                     1996
                                                 -----------------------------------------
                                                              GROSS       GROSS
                                                           UNREALIZED  UNREALIZED   MARKET
                                                    COST      GAINS      LOSSES      VALUE
                                                 --------  ----------  ----------   ------
Certificates of deposit and money market
  funds.......................................   $    632     $  --       $ --     $    632
Fixed income investments......................     10,416       137         --       10,553
Equity securities.............................      3,695       247         --        3,942
                                                 --------     -----       ----     --------
          Total...............................   $ 14,743     $ 384       $ --     $ 15,127
                                                 ========     =====       ====     ========


                                                              1997
                                             ----------------------------------------
                                                        GROSS       GROSS
                                                      UNREALIZED  UNREALIZED   MARKET
                                              COST      GAINS      LOSSES      VALUE
                                             -------  ----------  ----------   ------
Certificates of deposit and money
  market funds.............................  $ 3,923     $   8       $ --     $  3,931
Fixed income investments...................   23,144       201         --       23,345
Equity securities..........................    9,359       260         --        9,619
                                             -------     -----       ----     --------
          Total............................  $36,426     $ 469       $ --     $ 36,895
                                             =======     =====       ====     ========

5.  PROPERTY AND EQUIPMENT

    The composition of property and equipment as of December 31, 1996 and 1997 is as follows (in thousands):

                                           1996     1997
                                         -------  --------
         Land..........................  $   800  $    800
         Buildings.....................    2,319     2,319
         Furniture and equipment.......    5,321     7,179
         Leasehold improvements........    1,576     2,010
         Vehicles......................       52        22
                                         -------  --------
                                          10,068    12,330
              Less accumulated
                depreciation...........    3,005     4,217
                                         -------  --------
                                         $ 7,063  $  8,113
                                         =======  ========

6.  STUDENT LOANS RECEIVABLE

Student loans receivable under the Strayer Education Loan Program as of December 31, 1996 and 1997 are as follows (in thousands):

                                                               1996      1997
                                                              -------   ------
    Student loans receivable outstanding, including accrued
      interest...............................................  $2,946   $4,721
    Allowance for loan losses................................    (147)    (283)
                                                               ------   ------
         Student loans receivable, net.......................  $2,799   $4,438
                                                               ======   ======

    The interest rate on these student loans is generally 7.5%. The Companies believe the carrying value of the student loans approximates their fair value. The majority of loans are revolving lines of credit that convert to term loans upon the student's withdrawal or graduation from the University. The breakdown of the balances of these loans is as follows as of December 31, 1997:

              Line of credit loans.............    $4,643
              Term loans.......................        78
                                                   ------
              Total............................    $4,721
                                                   ======

    The lines of credit require a minimum monthly payment of the greater of $50 or 3% of the outstanding loan balance, plus interest. Term loans are due in equal monthly installments of principal plus interest over 33.3 months.

7.  STOCK OPTION PLAN

    In July 1996, the Company set aside 1,500,000 shares of common stock for shares to be issued under the Company's 1996 Stock Option Plan (the Plan) that provided for the grant of options intended to qualify as incentive stock options, and also provided for the grant of non-qualifying options to directors and employees of the Company. Options may be granted to eligible employees of the Companies at the discretion of the Board of Directors, at option prices based on the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors.

    On July 24, 1996, the Board of Directors granted options to acquire 994,704 shares of stock at the initial offering price of $6.67 per share to all full-time employees with at least one year of service, and to all members of the Board of Directors. The options vest in three equal annual installments beginning on July 25, 1997. During 1996, options for 8,829 shares were forfeited. During 1997, options for 208,355 and 50,462 shares with a weighted average exercise price of $6.67 were exercised and forfeited, respectively. At December 31, 1997, the total number of stock options outstanding was 727,058, of which 111,541 were exercisable. All of these options have a weighted average exercise price of $6.67 per share and expire on July 25, 2001.

    The Company accounts for the fair value of its stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Plan, since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with that method of accounting under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's pro forma net income and net income per share for the years ended December 31, 1996 and 1997 would have been decreased as indicated below (in thousands):

                                                    1996      1997
                                                    ----      ----
        Net income:
          As reported...............              $10,403   $14,437
          Pro forma.................              $10,204   $14,005
        Net income per common share:
        Basic:
          As reported...............              $  0.84   $  0.96
          Pro forma.................              $  0.82   $  0.93
        Diluted:
          As reported...............              $  0.83   $  0.93
          Pro forma.................              $  0.81   $  0.90

    The fair value of each option was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: fair value at date of grant of $2.27 per share; dividend yield of 1.0%; expected volatility of 35%; risk-free interest rate of 6.52%; expected term of 4 years. the remaining contractual life of the options at December 31, 1997 was 3.58 years.

8.  PROFIT SHARING PLAN

    The University has a 401(k) profit sharing trust covering all eligible employees of the Company. Participants may defer a percentage of their salaries or make contributions up to 10% of their total compensation. Employee contributions are voluntary. Discretionary contributions are made by the University in the fourth quarter of each year, and were $94,000, $119,000 and $144,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

9.  COMMITMENTS AND CONTINGENCIES

    The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Companies' financial position, results of operations or cash flows.

    The University has long-term operating leases for eight of its nine campuses and other administrative locations. ELP has a two-year noncancelable operating lease for office space. Rent expense was $3,227,000, $3,371,000 and $3,294,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The University has the option to buy certain of these campus properties at their fair market value as determined by independent appraisal. The Washington D.C. campuses and three of the Virginia campuses are leased from companies owned by the President and a majority stockholder of the Company. Rent paid to these companies was $1,896,000, $2,279,000 and $2,126,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

    The rents on these leases are subject to an annual increase based on a stipulated price index. The minimum rental commitments for the Companies as of December 31, 1997 are as follows (in thousands):


                                             TOTAL AMOUNT
                                              PAYABLE TO
                                   TOTAL    RELATED PARTIES
                                   -----    ---------------
    1998......................      3,427         2,126
    1999......................      3,190         2,126
    2000......................      3,061         2,126
    2001......................      2,959         2,126
    2002......................      2,598         2,126
    Thereafter................      8,165         7,264
                                 --------      --------
                                 $ 23,400      $ 17,894
                                 ========      ========

    In addition, on March 31, 1997, the Company obtained a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company will not pay a fee for this facility, but in the event of any borrowings, an origination fee of 1% will be due on the amounts borrowed from time to time thereunder. There were no borrowings by the Company in 1997.

10.  INCOME TAXES

    The income tax provision for the years ended December 31, 1996 and 1997 is summarized below (in thousands). There was no income tax provision in 1995 due to the S Corporation status of the University and ELP during that year.

  Current:                                  1996       1997
                                            ----       ----
    Federal..............................  $ 2,088   $ 7,422
    State................................      727     1,764
                                           -------   -------
                                             2,815     9,186
                                           -------   -------
  Deferred:
    Federal..............................      (61)     (145)
    State................................      (14)      (29)
                                           -------   -------
                                               (75)     (174)
                                           -------   -------
                                           $ 2,740   $ 9,012
                                           =======   =======

    The tax effects of the principal temporary differences that give rise to the Companies' deferred tax asset (liability) are as follows for the years ended December 31, (in thousands):

                                            1996       1997
                                            -----      ----
Tuition receivable and student loans ..... $   112   $   200
Property and equipment                         (37)       49
Unrealized gains on marketable securities.    (152)     (186)
                                           -------   -------
Net deferred tax asset (liability) ....... $   (77)  $    63
                                           =======   =======

    A reconciliation between the Companies' statutory tax rate and the effective tax rate for the years ended December 31, 1996 and 1997 is as follows:

                                                            1996  1997
                                                            ----  ----
Statutory federal rate ..................................   35%    35%
State income taxes, net of federal benefits .............    5%     5%
Effect of 1996 over accrual .............................   --     (2%)
Income attributable to period during which the University
  and ELP were S Corporations ...........................  (24%)   --
                                                           ---    ---
Effective tax rate ......................................   16%    38%
                                                           ===    ===

    Cash payments for income taxes were $2,809,000 and $8,147,000 in 1996 and 1997, respectively.

    Pro forma income taxes reflect the application of statutory corporate income tax rates to the net income of the University and ELP as if the termination of the S Corporation status of the Companies had occurred on January 1, 1996.

    The components of the pro forma income tax provision as of December 31, 1996, are as follows (in thousands):

Current                                                           1996
                                                                 -------
  Federal.....................................................   $ 5,526
  State.......................................................     1,198
                                                                 -------
                                                                   6,724
  Deferred....................................................       (75)
                                                                 -------
                                                                 $ 6,649
                                                                 =======

    The effective pro forma income tax rate differs from the 35% statutory federal rate principally as a result of state income taxes.

11.  HISTORICAL NET INCOME PER SHARE

    Historical net income per share, computed under the provisions of FAS 128 (see note 3), after giving effect to the merger of the University and the Company and the 3-for-2 stock split, are as follows:

                                     1995         1996         1997
                                 -----------  -----------  -----------
  Historical net income (000)..  $     7,051  $    14,312  $    14,437
  Net income per share:
     Basic ....................  $      0.78  $      1.28  $      0.96
     Diluted ..................  $      0.78  $      1.26  $      0.93
  Weighted average shares
  outstanding
     Basic ....................    9,000,000   11,197,602   15,037,002
     Diluted ..................    9,000,000   11,365,446   15,589,776

12.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial information for 1996 and 1997 is as follows (in thousands except per share data):

              1996                           QUARTER
    -----------------------  -------------------------------------
                               FIRST   SECOND      THIRD    FOURTH
                             -------- --------   --------  -------
    Total revenues.........  $12,415   $11,614    $ 8,305   $12,671
    Income from operations.    4,628     4,434        982     5,947
    Net income.............    4,736     4,703      1,314     3,559
    Pro forma information:
         Income taxes......    1,852     1,839        491     2,467
         Net income........    2,884     2,864        823     3,832
         Net income per
          share:
            Basic..........     0.26      0.26       0.06      0.26
            Diluted........     0.26      0.26       0.06      0.26


             1997                           QUARTER
    ----------------------- --------------------------------------
                              FIRST   SECOND      THIRD    FOURTH
                            -------- --------   --------  -------
   Total revenues.........  $13,773   $13,639    $10,030   $15,689
   Income from operations.    6,406     6,140      1,440     6,699
   Net income.............    4,182     4,166      1,653     4,436
   Net income per share:
      Basic...............     0.29      0.27       0.11      0.29
      Diluted.............     0.28      0.27       0.10      0.28

                            STRAYER EDUCATION, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE     ADDITIONS              BALANCE
                                               BEGINNING OF  CHARGED TO              END OF
             DESCRIPTION                          PERIOD       EXPENSE  DEDUCTIONS   PERIOD
---------------------------------------------  ------------  ---------- ---------    -------
  Deduction from asset account:
    Allowance for doubtful accounts:
       Year ended December 31, 1997..........      $ 164       $1,379    $(1,313)    $ 230
       Year ended December 31, 1996..........        155          788       (779)      164
       Year ended December 31, 1995..........        135          655       (635)      155
    Allowance for loan losses:
       Year ended December 31, 1997..........        147          325       (189)      283
       Year ended December 31, 1996..........         49          205       (107)      147
       Year ended December 31, 1995..........         --           49         --        49




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers and directors of the Company:

               NAME                 AGE            POSITION
       ------------------------     --- ------------------------------------------------
       Ron K. Bailey...........     57  CEO, President, Director
       Harry T. Wilkins........     41  Chief Financial Officer Chairman of the Board of
       Stanley G. Elmore.......     56  Directors
       Todd A. Milano..........     45  Director, Treasurer
       Jennie D. Seaton........     68  Director
       Roland Carey............     58  Director
       Donald T. Benson........     54  Director
       G. Thomas Waite, III....     46  Director
       Charlotte Beason........     50  Director

    Ron K. Bailey is the Chief Executive Officer and President and has been a director of the Company since its formation. Mr. Bailey is currently the Chairman of the University and was the President and a trustee of the University from 1989 to 1997. Mr. Bailey has been the President and a director of ELP since its formation in 1994. From 1980 to 1989, Mr. Bailey held a variety of administrative positions with the University, including the position of Vice President of the University. Before assuming his first full-time position with the University in 1980, Mr. Bailey was a part-time faculty member of the University and served as Director of Data Processing of the National Association of Home Builders.

    Harry T. Wilkins is the Chief Financial Officer of the Company and has been the Director of Financial Affairs of the University since 1992. Prior to joining the University, Mr. Wilkins was a Director with the accounting firm of Wooden & Benson, Chartered from 1984 to 1992 and a member of the consulting practice of the accounting firm of Deloitte Touche (then Deloitte, Haskins and Sells) from 1979 to 1984. Mr. Wilkins is a Certified Public Accountant.

    Stanley G. Elmore has been a director of the Company since July 1996. Mr. Elmore has been the Chairman of the Board of Trustees of the University since 1989. Mr. Elmore has served as Projects and Programs Manager, Citibank Mid-Atlantic, a position he has held for more than five years.

    Todd A. Milano is the Treasurer of the Company and has been a director of the Company since July 1996. Mr. Milano has been the Vice Chairman of the Board of Trustees of the University since 1992. Mr. Milano has served as President and Chief Executive Officer of Central Pennsylvania Business School since 1989.

    Dr. Jennie D. Seaton has been a director of the Company since July 1996. Dr. Seaton has been a member of the Board of Trustees of the University since 1990. Dr. Seaton is retired and was an Assistant Dean of Virginia Commonwealth University from 1975 to 1994.

    Roland Carey has been a director of the Company since July 1996. Mr. Carey has been a member of the Board of Trustees of the University since 1990. Mr. Carey is an Instructor with the Carl Sandburg School, a position he has held for more than five years.

    Donald T. Benson has been a director of the Company since July 1996. Mr. Benson has been a member of the Board of Trustees of the University since 1992. Mr. Benson has served as Vice President, Human Resources and Administration of Coventry Corporation since 1997. Mr. Benson was Vice President, Human Resources, of Aetna Life Insurance Company from 1992 to 1997. From 1976 to 1992, Mr. Benson was Senior Vice President, Human Resources, of Connecticut General Insurance Corp. (CIGNA).

    G. Thomas Waite, III has been a director of the Company since July 1996. Mr. Waite has been a member of the Board of Trustees of the University since 1994. Mr. Waite has served as Treasurer for the Humane Society of the United States since 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership; from 1986 to 1991, he held the position of Senior Vice President of Hurst Property Company. As a result of the insolvency of a real estate partnership in which Mr. Waite served as a general partner, Mr. Waite filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code in 1993, which subsequently was converted to a Chapter 7 filing in 1993.

    Dr. Charlotte Beason has been a director of the Company since July 1996. Dr. Beason has been a member of the Board of Trustees of the University since 1995. Dr. Beason is a Nurse at the U.S. Department of Veterans Affairs/Health Care Reform Office, a position she has held for more than five years.

    Directors of the Company are elected at the annual meeting of stockholders and serve until their successors are duly elected and qualified or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors.

CERTAIN SIGNIFICANT EMPLOYEES OF THE UNIVERSITY

    The following information is supplied with respect to certain other significant employees of the University:

    Dr. Donald Stoddard, 61, is the President of Strayer University. He was a director of the Company from July 1996 to July 1997. Dr. Stoddard has been a member of the Board of Trustees of the University since 1995. Dr. Stoddard was a Professor, Department of English, Anne Arundel Community College, from 1990 to 1997. From 1979 to 1990, Dr. Stoddard was the Coordinator, Collegiate Institutional Approval, of the Maryland Higher Education Commission.

    Younes P. Benab, Ph.D., 60, is the Academic Dean of the University, a position he has held since 1986.

    J. Chris Toe, Ph.D., 43, has been the Administrative Dean of the University since 1997. From 1994 to 1997, Dr. Toe was the Director, Graduate Programs of the University. Dr. Toe joined the University in 1993 as an adjunct professor, becoming a full-time professor in 1994. Prior to joining the University, Dr. Toe was an independent consultant.

    Marla Boulter, 42, is the University's Director of Public Relations, a position she has held since 1995. Ms. Boulter joined the University in 1990 as an accountant and was the University's Director of Marketing from 1991 to 1995.

    Don R. Anderson, 55, is the Director of Facilities of the University, a position he has held since 1988.

    Robert E. Farmer, 59, is the Director of Human Resources of the University, a position he has held since 1995. Mr. Farmer was the Campus Coordinator of the Arlington campus from 1992 until 1995, and was the Director of Admissions at that campus from 1990 to 1992. Mr. Farmer is a certified Professional in Human Resources (PHR).

    Piroj Piboolnuruk, 43, is the University's Director of Information Management, a position he has held since 1992. Mr. Piboolnuruk was the University's coordinator of Administrative Services from 1986 to 1992.

    John Tucker, 57, is the University's Director of Distance Learning, a position he has held since 1995. Mr. Tucker has been on the faculty of the University as an Adjunct Professor since 1974 and was a director of systems engineering with the Internal Revenue Service from 1988 to 1995. He is a certified computer professional and has an extensive background as an educator in distance learning.

    David J. Spille, 31, is the Manager of Investor Relations, a position he has held since February 1997. Prior to his employment at Strayer, Mr. Spille was an Analyst at The Nasdaq Stock Market, Inc. from 1994 to 1997, and a Business Analyst at E-Systems Incorporated from 1990 to 1994.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board of Directors has established an Audit Committee, an Executive Committee and a Compensation Committee.

    Audit Committee. The Audit Committee consists of G. Thomas Waite, Roland Carey and Charlotte Beason. This committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants and reviews the adequacy of the Company's internal accounting controls.

    Executive Committee. The Executive Committee consists of Stan Elmore, Ron Bailey and Jennie Seaton. This committee exercises such authority as is delegated to it.

    Compensation Committee. The Compensation Committee consists of Donald Benson and Todd Milano. The Compensation Committee determines the compensation of the Company's executive officers, subject to the provisions of any employment agreements, and administers the Company's Stock Option Plan.

COMPENSATION OF THE BOARD OF DIRECTORS

    Directors are reimbursed for expenses incurred in connection with their attendance at Board and Committee meetings, but currently receive no compensation for serving as directors.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Compensation" in the Company's 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the ownership of Common Stock as of March 16, 1998, by each person known by the Corporation to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, each director of the Corporation, and all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission by such persons or upon information otherwise provided by such persons to the Corporation.

                                                                   SHARES BENEFICIALLY
                                                                          OWNED
                                                                 ----------------------
                                                                               PERCENT
              NAMES OF BENEFICIAL OWNERS (1)                        NUMBER    OF CLASS
   -------------------------------------------------------------  ---------  ----------
   Ron K. Bailey and Beverly W. Bailey (2)......................  8,175,000    52.6%
   Putnam Investments, Inc. (3)
        One Post Office Square
        Boston, Massachusetts 02109.............................  1,761,969    11.3
   T. Rowe Price Associates, Inc. (4)
        100 East Pratt Street
        Baltimore, MD 21202.....................................    864,150     5.6
   Harry T. Wilkins.............................................     40,000       *
   Stanley G. Elmore............................................      3,550       *
   Todd A. Milano...............................................      9,310       *
   Jennie D. Seaton.............................................      3,950       *
   Roland Carey.................................................      3,500       *
   Donald T. Benson.............................................      4,075       *
   G. Thomas Waite, III.........................................      2,572       *
   Charlotte Beason.............................................      1,450       *
                                                                 ----------  ------
   All directors and executive officers as a group (9 persons)..  8,243,407    53.0%
                                                                 ==========  ======

----------

* Less than one percent

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

(2) Includes 292,500 shares held by the Bailey Family Foundation.

(3) Based on a Schedule 13G filed with the Securities and Exchange Commission on January 27, 1998. These securities are owned by various institutional investors that are clients of investment adviser subsidiaries of Putnam Investments, Inc. ("PI"), a wholly-owned subsidiary of Marsh & McClennan Companies, Inc. ("M&MC"). For purposes of reporting requirements of the Securities Exchange Act of 1934, PI and M&MC are each deemed to be beneficial owners of these securities; however, each of PI and M&MC expressly disclaims that beneficial ownership.

(4) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 17, 1998. These securities are owned by various individual and institutional investors, which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities and Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LEASE OF CAMPUS FACILITIES

    The Company has long-term noncancelable operating leases for eight of its various campus locations. The rents on these leases are subject to an annual increase based on a stipulated price index. Of the eight campus locations, five of the campuses, including the

Washington, D.C. campuses and three of the Virginia campuses, were leased from corporations which are owned by Mr. Bailey, the Company's President, CEO and majority stockholder. Rent paid to Mr. Bailey under these five operating leases for the years ended December 31, 1995, 1996 and 1997 was $1,896,000, $2,279,000
and $2,126,000, respectively. Future minimum rental commitments for all of the Company's eight leases and the five campuses leased from Mr. Bailey as of December 31, 1997 was as follows (in thousands):

                               AMOUNT PAYABLE TO AN
                                 AFFILIATE OF MR.
                  TOTAL LEASE         BAILEY
                  COMMITMENTS    INCLUDED IN TOTAL
                -------------  -------------------
    1998.......      3,427             2,126
    1999.......      3,190             2,126
    2000.......      3,061             2,126
    2001.......      2,959             2,126
    2002.......      2,598             2,126
    Thereafter.      8,165             7,264
                   -------           -------
                   $23,400           $17,894
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

REORGANIZATION TRANSACTIONS

    On July 30, 1996, the Company completed an initial public offering of its common stock. The Company sold 5,175,000 shares in the offering at a price of $6.67 per share. Net proceeds to the Company were $31,313,000. Prior to the closing of the offering, the Company exchanged 8,998,500 shares of its common stock for 100% of the outstanding common stock of the University, which was held jointly by Mr. and Mrs. Ron K. Bailey, in their capacity as the S Corporation Stockholder. Approximately $19,838,000 of the net proceeds of the offering were paid to the Baileys as a distribution of earnings on which they had previously paid income taxes during the period the University was an S Corporation.

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

    (a)(3) Exhibits

   EXHIBIT
   NUMBER                              DESCRIPTION
   -------     ---------------------------------------------------------------
     3.01*  -- Articles of Incorporation of the Company.
     3.02*  -- Amended and Restated Bylaws of the Company.
     4.01*  -- Specimen Stock Certificate.
    10.01*  -- Lease Agreement, dated as of June 1, 1996, between Strayer
                    University, Inc. and Fredericksburg Investments, Inc.
    10.02*  -- Lease Agreement, dated as of June 1, 1996, between Strayer
                    University, Inc. and Beacon Investments, Inc.
    10.03*  -- Lease Agreement, dated as of June 1, 1996, between Strayer
                    University, Inc. and Battleview Investments, Inc.
    10.04*  -- Lease Agreement, dated as of June 1, 1996, between Strayer
                    University, Inc. and Central Investments, Inc.
    10.05*  -- Lease Agreement, dated as of June 1, 1996, between Strayer
                    University, Inc. and Potomac Investments, Inc.
    10.06*  -- Lease Agreement, dated as of October 1, 1991, between Strayer
                    University, Inc. and GLM- Highland Building Limited Partnership.
    10.07*  -- Lease Agreement, dated as of June 15, 1993, between Strayer
                    University, Inc. and Alexandria Tech Center I.
    10.08*  -- Employment Agreement, dated as of June 1, 1996, between Strayer
                    Education, Inc. and Ron K. Bailey.
    10.09*  -- Employment Agreement, dated as of June 1, 1996, between Strayer
                    University, Inc. and Harry T. Wilkins.
    10.10*  -- 1996 Stock Option Plan
    10.11*  -- Form of Tax Indemnification Agreement
    10.12*  -- First Amendment to Agreement of Lease for Office Condominium
                    Space, dated July 25, 1994, between Strayer University, Inc. and
                    Cross Creek Associates Limited Partnership.
    10.13** -- Lease Agreement, dated as of February 29, 1996, between
                    Confederation Life Insurance Company (U.S.) in Rehabilitation and
                    Strayer University, Inc.
    10.14** -- Office Building Lease, dated as of July 26, 1996, between
                    Nikowski Limited Partnership and Strayer University, Inc.
    10.15** -- Office Lease Agreement, dated as of June 17, 1996, between 1133
                    Fifteenth Street Limited Partnership and Strayer University, Inc.
    23.01   -- Consent of Coopers & Lybrand L.L.P. (contained in signature page).
    24.01   -- Power of Attorney (contained in signature page).
      27+   -- Financial Data Schedule.

----------

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

                                        STRAYER EDUCATION, INC.

Date: March 16, 1998                    By: /s/ RON K. BAILEY
                                        ---------------------
                                        Ron K. Bailey
                                        Chief Executive Officer and
                                        Director


                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We consent to the incorporation by reference in the registration statements of Strayer Education, Inc. and subsidiaries on Form S-8 (FILE Nos. 333-3043 and 333-13597) of our report dated January 30, 1998, on our audits of the consolidated financial statements and financial statement schedule of Strayer Education, Inc. and subsidiaries as of December 31, 1997 and 1996, and for the three fiscal years in the period ended December 31, 1997, which report is included on Page 20 in this Form 10-K.



Washington, D.C.                              Coopers & Lybrand, L.L.P.
March 17, 1998





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

                SIGNATURES                         TITLE                 DATE
     ----------------------------     ---------------------------   --------------
            /s/ RON K. BAILEY         Chief Executive Officer and   MARCH 16, 1998
     ----------------------------     Director (Principal
            Ron K. Bailey             Executive Officer)

            /s/ HARRY T. WILKINS      Chief Financial Officer       MARCH 16, 1998
     ----------------------------     (Principal Financial and
            Harry T. Wilkins          Accounting Officer)

            /s/ STANLEY G. ELMORE                                   MARCH 16, 1998
     -----------------------------    Director
            Stanley G. Elmore

            /s/ TODD A. MILANO        Director                      MARCH 16, 1998
     ---------------------------
            Todd A. Milano

            /s/ JENNIE D. SEATON      Director                      MARCH 16, 1998
     ----------------------------
            Jennie D. Seaton

            /s/ ROLAND CAREY          Director                      MARCH 16, 1998
     ----------------------------
            Roland Carey

            /s/ DONALD T. BENSON      Director                      MARCH 16, 1998
     ----------------------------
            Donald T. Benson

            /s/ G. THOMAS WAITE       Director                      MARCH 16, 1998
     ----------------------------
            G. Thomas Waite

            /s/ CHARLOTTE BEASON      Director                      MARCH 16, 1998
     ----------------------------
            Charlotte Beason