Form 10-Q
period 1998-03-31
STRAYER EDUCATION INC
filed 1998-05-11
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998
                           COMMISSION FILE NO. 0-21039

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

AS OF MARCH 31, 1998, THERE WERE OUTSTANDING 15,558,912 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART 1 - FINANCIAL INFORMATION

            Item 1.     Financial Statements

                        Condensed Consolidated Balance Sheets at
                        December 31, 1997 and March 31, 1998 . . .  . . . . . . . . . . . . . . . . . . . . . . . .       3

                        Condensed Consolidated Statements of Income
                        for the three months ended March 31, 1997 and 1998  . . . . . . . . . . . . . . . . . . . .       4

                        Consolidated Statements of Comprehensive Income
                        for the three months ended March 31, 1997and 1998 . . . . . . . . . . . . . . . . . . . . .       5

                        Condensed Consolidated Statements of Cash Flows
                        for the three months ended March 31, 1997 and 1998  . . . . . . . . . . . . . . . . . . . .       6

                        Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .       7

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .      10



PART II - OTHER INFORMATION

            Item 1-6    Exhibits and Reports on Form 8 - K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

                             STRAYER EDUCATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            ASSETS
                                                                                            December 31,        March 31,
                                                                                               1997               1998
                                                                                           --------------     -------------
Current Assets:                                                                                                (Unaudited)

          Cash and cash equivalents                                                              $15,934            $20,087

          Marketable securities available for sale, at market                                      5,018              4,498

          Short-term investments - restricted                                                        879                889

          Tuition receivable, net of allowances for doubtful accounts                             10,063             11,667

          Inventories                                                                              1,018                630

          Other current assets                                                                       725                539
                                                                                           --------------     -------------

                     Total current assets                                                         33,637             38,310

Student loans receivable, net of allowances for losses                                             4,438              4,807

Property and equipment, net                                                                        8,113             12,022

Investments in marketable securities available for sale, at market                                31,877             33,011

Other assets                                                                                         232                186
                                                                                           --------------     -------------

                   Total assets                                                                  $78,297            $88,336
                                                                                           ==============     =============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

          Trade account payable                                                                     $380               $333

          Accrued expenses                                                                           829                834

          Income taxes payable                                                                        --              3,183

          Unearned tuition                                                                        11,779             13,098

                                                                                           --------------     -------------
                    Total current liabilities                                                     12,988             17,448

Deferred income taxes                                                                                186                476
                                                                                           --------------     -------------

                    Total liabilities                                                             13,174             17,924
                                                                                           --------------     -------------

Stockholders' equity:

          Common Stock - Par value $.01; 50,000,000 shares authorized;
            15,542,105 and 15,558,912 shares issued and outstanding at 1997 and
            1998, respectively                                                                       156                156

          Additional paid-in capital                                                              48,762             48,873

          Retained earnings                                                                       15,922             20,625

          Net unrealized gains on investments, net of deferred income taxes                          283                758
                                                                                           --------------     -------------

                    Total stockholders' equity                                                    65,123             70,412
                                                                                           --------------     -------------

                    Total liabilities and stockholders' equity                                   $78,297            $88,336
                                                                                           ==============     =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  For the three months
                                                                                     ended March 31,
                                                                                     ---------------

                                                                                 1997                    1998
                                                                                 ----                    ----

Revenues:                                                                            $13,773                 $16,849
                                                                          -------------------      ------------------


Costs and Expenses:

               Instruction and educational support                                     4,563                   5,189

               Selling and promotion                                                   1,218                   1,368

               General and administration                                              1,586                   2,183

                                                                          -------------------      ------------------
                                                                                       7,367                   8,740
                                                                          -------------------      ------------------

               Income from operations                                                  6,406                   8,109

Investment and other income                                                              514                     664
                                                                          -------------------      ------------------

               Income before income taxes                                              6,920                   8,773



Provision for income taxes                                                             2,738                   3,397
                                                                          -------------------      ------------------

               Net income                                                             $4,182                  $5,376
                                                                          ===================      ==================











Basic net income per share                                                             $0.29                   $0.35
                                                                                 ===========             ===========

Diluted net income per share                                                           $0.28                   $0.34
                                                                                       =====                   =====




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                For the three months
                                                                   ended March 31,
                                                                   ---------------

                                                                1997                    1998
                                                                ----                    ----

    Net income                                                 $4,182                  $5,376



    Other comprehensive income:

         Unrealized gain on investments, net of tax                48                     475



    Comprehensive income                                       $4,230                  $5,851
                                                               ------                  ------








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                                                                          For the three months ended March 31,
                                                                                    -----------------------------------------------

Cash flow from operating activities:                                                               1997                     1998
                                                                                                   ----                     ----

          Net income                                                                              $4,182                    $5,376

          Adjustments to reconcile net income to net cash provided by activities:

                   Deferred income taxes                                                              15                      (70)
                   Depreciation and amortization                                                     266                       361
                  Changes in assets and liabilities:
                        Short-term investments - restricted                                         (23)                      (10)
                        Tuition receivable, net                                                    (577)                   (1,604)
                        Inventories                                                                  127                       388
                        Other current assets                                                          80                       256
                        Other assets                                                                 ---                        46
                        Trade accounts payable                                                       301                      (47)
                        Accrued expenses                                                           (235)                         5
                        Income taxes payable                                                       2,723                     3,183
                        Unearned tuition                                                             139                     1,319
                   Student loans originated or acquired                                          (1,169)                   (1,213)
                   Collections on student loans receivable                                           582                       844

                                                                                    ---------------------       -------------------
                             Net cash provided by operating activities                             6,411                     8,834
                                                                                    ---------------------       -------------------


Cash flows from investing activities:

          Purchases of property and equipment                                                      (376)                   (4,270)

          Purchases of marketable securities                                                     (2,186)                     (942)

          Maturities of marketable securities                                                        585                     1,093

                                                                                    ---------------------       -------------------
                             Net cash used in investing activities                               (1,977)                   (4,119)
                                                                                    ---------------------       -------------------


Cash flows from financing activities:

          Issuance of stock                                                                         ----                       111

          Dividends paid                                                                           (591)                     (673)

                                                                                    ---------------------       -------------------
                             Net cash used in financing activities                                 (591)                     (562)
                                                                                    ---------------------       -------------------


                             Net increase in cash                                                  3,843                     4,153

Cash and cash equivalents - beginning of period                                                   11,777                    15,934
                                                                                    ---------------------       -------------------

Cash and cash equivalents - end of period                                                        $15,620                   $20,087
                                                                                    =====================       ===================





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF MARCH 31, 1997 AND 1998 IS UNAUDITED.

1.         BASIS OF PRESENTATION

           The financial statements are presented on a consolidated basis. The accompanying 1997 and 1998 financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University), Education Loan Processing, Inc. (ELP) and Professional Education, Inc. (Pro Ed), collectively referred to herein as the "Company" or "Companies."

           During 1997, the Company's Board of Directors approved a 3-for-2 stock split effected by way of a 50 percent stock dividend. The stock dividend was paid on November 18, 1997 to stockholders of record on November 4, 1997. All share and per share information in this report has been changed to give effect to this stock split.

           The results of operations for the three months ended March 31, 1997 and 1998 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of March 31, 1998, and for the three month periods ended March 31, 1997 and 1998 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

           Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report.

           The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) effective March 31, 1998, which requires additional reporting with respect to certain changes in assets and liabilities that previously were reported in stockholders' equity. Accordingly, the Company has included Consolidated Statements of Comprehensive Income for the periods ended March 31, 1997 and 1998 respectively.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF MARCH 31, 1997 AND 1998 IS UNAUDITED

2.         NATURE OF OPERATIONS

           The University is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its nine campuses in the District of Columbia, Maryland and Virginia. In January 1998, Strayer College, Inc. was granted University status by the Education Licensure Committee of The District of Columbia. Subsequently, Strayer College changed its name to Strayer University.

           ELP is a finance company that purchases and services student loans, principally for the University. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as noncurrent consistent with industry practice.

3.         INCOME PER SHARE

           The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) effective December 31, 1997. All prior period net income per share amounts have been restated to comply with the provisions of FAS 128. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnimgs per share is computed by dividing net income by the weighted average common potentially dilutive common equivalent shares outstanding, determined as follows.

                                                                          1997               1998
                                                                          ----               ----
             Weighted average shares outstanding used to
                  compute basic earnings per share..................      14,175             15,554
             Incremental shares issuable upon the
                  assumed exercise of stock options.................         523                493
                                                                        --------           --------
             Shares used to compute diluted earnings per
                  share.............................................      14,698             16,047

           Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related periods.

4.         CREDIT FACILITY

           On March 31, 1997, the Company obtained a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company does not pay a fee for this facility, but in the event of any borrowings, an origination fee of 1% will be due on the amounts borrowed from time to time thereunder.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF MARCH 31, 1997 AND 1998 IS UNAUDITED.

5.         SUBSEQUENT EVENTS

           The Company's Board of Directors declared a dividend of $.0433 per share to stockholders of record as of April 30, 1998.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

            Revenues. Revenue increased 22.3% from $13.8 million in the first quarter of 1997 to $16.8 million in the first quarter of 1998, principally due to a 17% enrollment increase and a 5% tuition increase effective for 1998.

            Instruction and educational support expenses. Instruction and educational support expenses increased 13.7% from $4.6 million in the first quarter of 1997 to $5.2 million in the first quarter of 1998. A salary increase of 5% during the 1998 period and an increase in the number of full-time and part-time instructors account for the increase.

            Selling and promotion expenses. Selling and promotion expenses increased 12.3% from $1.2 million in the first quarter of 1997 to $1.4 million in the first quarter of 1998, due to an increase in advertising costs, particularly for television advertising, increased advertising related to the opening of a new campus in Maryland, and an increase in the number of admissions representatives in Maryland and personnel in the University's Corporate Outreach Program.

            General and administration expenses. General and administration expenses increased 37.6% from $1.6 million in the first quarter of 1997 to $2.2 million in the first quarter of 1998, principally due to an increase in costs associated with two new campus openings scheduled for September, 1998.

            Income from operations. Operating income increased $1.7 million, or 26.6%, from $6.4 million in the first quarter of 1997 to $8.1 million in the first quarter of 1998. The increase was due to the aforementioned factors.

            Investment and other income. Investment and other income increased $150,000 , or 29.2%, from $514,000 in the first quarter of 1997 to $664,000 in the first quarter of 1998. The increase was due to additional interest income received on invested funds.

            Net income. Net income increased $1.2 million, or 28.6%, from $4.2 million in the first quarter of 1997 to $5.4 million in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

            For the three months ended March 31, 1998, the Company generated cash from operating activities of $8.8 million. Net cash used in investing activities was $4.1 million, principally for property and equipment acquisitions. Dividends accounted for substantially all of the cash used in financing activities. The Company believes that existing cash, cash equivalents and marketable securities aggregating $57.6 million, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

            Strayer Education, Inc. is in the process of assessing and repairing its computer applications to ensure their functionality with respect to the "year 2000" millenium change. At present, Strayer Education does not anticipate that material incremental costs will be incurred in any single future year.

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

                             STRAYER EDUCATION, INC.


                            /s/ HARRY WILKINS
                        ---------------------------------


                             Chief Financial Officer

                                Date: May 8, 1998

                                INDEX TO EXHIBITS

EXHIBITS NUMBER                                 DESCRIPTION                                     PAGE
---------------                                 -----------                                     ----
        27.2                                Financial Data Schedule                              15