Form 10-Q
period 1998-06-30
STRAYER EDUCATION INC
filed 1998-08-04
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1998
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

AS OF JUNE 30, 1998, THERE WERE OUTSTANDING 15,571,049 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q


PART 1 - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                  December 31, 1997 and June 30, 1998 .  . .  . . . . . . . . . . . . . . . .     3

                  Condensed Consolidated Statements of Income
                  for the three and six month periods ended June 30, 1997 and 1998  . . . . .     4

                  Consolidated Statements of Comprehensive Income
                  for the three and six month periods ended June 30, 1997 and 1998. . . . . .     5

                  Condensed Consolidated Statements of Cash Flows
                  for the six month periods ended June 30, 1997 and 1998 . . . . . . . . . . .    6

                  Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . .   7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations . . . . . . . . . . . . . . . .   9



PART II - OTHER INFORMATION

         Items 1-6, Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .  11


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12


INDEX TO EXHIBITS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

                             STRAYER EDUCATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS
                                                                     December 31,                  June 30,
                                                                         1997                        1998
                                                                 ---------------------         -----------------
Current Assets:                                                                                  (Unaudited)

          Cash and cash equivalents                                           $15,934                   $20,237

          Marketable securities available for sale, at market                   5,018                     3,914

          Short-term investments - restricted                                     879                       900

          Tuition receivable, net of allowances for doubtful
            accounts                                                           10,063                     8,823

          Inventories                                                           1,018                        --

          Other current assets                                                    725                       813
                                                                 ---------------------         -----------------

               Total current assets                                            33,637                    34,687

Student loans receivable, net of allowances for losses                          4,438                     4,840

Property and equipment, net                                                     8,113                    12,514

Investments in marketable securities available for sale, at
  market                                                                       31,877                    34,272

Other assets                                                                      232                       153
                                                                 ---------------------         -----------------

                   Total assets                                               $78,297                   $86,466
                                                                 =====================         =================


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

          Accounts payable                                                       $380                      $172

          Accrued expenses                                                        829                     1,278

          Income taxes payable                                                     --                        54

          Unearned tuition                                                     11,779                     9,840
                                                                 ---------------------         -----------------

                    Total current liabilities                                  12,988                    11,344

Deferred income taxes                                                             186                       451
                                                                 ---------------------         -----------------

                    Total liabilities                                          13,174                    11,795
                                                                 ---------------------         -----------------

Stockholders' equity:

          Common Stock - Par value $.01; 50,000,000 shares
             authorized; 15,542,105 and 15,571,049 shares
             issued and outstanding in 1997
             and 1998, respectively.                                              156                       156

          Additional paid-in capital                                           48,762                    48,947

          Retained earnings                                                    15,922                    24,876

          Unrealized gain on investments, net of tax                              283                       692
                                                                 ---------------------         -----------------

                    Total stockholders' equity                                 65,123                    74,671
                                                                 ---------------------         -----------------

                    Total liabilities and stockholders' equity                $78,297                   $86,466
                                                                 =====================         =================


        The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            For the three months                      For the six months
                                                               ended June 30,                           ended June 30,
                                                               --------------                           --------------
                                                           1997              1998                   1997             1998
                                                           ----              ----                   ----             ----


Revenues:                                                   $13,639           $16,375                $27,412          $33,224
                                                       -------------     -------------          -------------    -------------


Costs and Expenses:

               Instruction and educational support            4,872             5,700                  9,435           10,890

               Selling and promotion                          1,023             1,260                  2,241            2,628

               General and administration                     1,604             2,105                  3,190            4,287
                                                       -------------     -------------          -------------    -------------
                                                              7,499             9,065                 14,866           17,805
                                                       -------------     -------------          -------------    -------------


               Income from operations                         6,140             7,310                 12,546           15,419

Investment and other income                                     611               721                  1,125            1,385
                                                       -------------     -------------          -------------    -------------
               Income before income taxes                     6,751             8,031                 13,671           16,804


Provision for income taxes:                                   2,585             3,107                  5,323            6,503
                                                       -------------     -------------          -------------    -------------



               Net income                                    $4,166            $4,924                 $8,348          $10,301
                                                       =============     =============          =============    =============


Basic net income per share                                    $0.27             $0.32                  $0.55            $0.66
                                                       =============     =============          =============    =============

Diluted net income per share                                  $0.27             $0.31                  $0.54            $0.64
                                                       =============     =============          =============    =============






        The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)


                                                            For the three months                       For the six months
                                                               ended June 30,                            ended June 30,
                                                               --------------                            --------------
                                                             1997              1998                    1997          1998
                                                             ----              ----                    ----          ----

Net income                                                 $4,166             4,924                  $8,348       $10,301

Other comprehensive income:
       Unrealized gain (loss) on investments, net of
           tax                                                 61               (66)                    109           409
                                                      ------------       -----------           -------------     ---------

Comprehensive income                                       $4,227            $4,858                  $8,457       $10,710
                                                      ============       ===========           =============     =========














        The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)


                                                                           For the six months June 30,
                                                                     ----------------------------------------

Cash flow from operating activities                                            1997                1998
                                                                               ----                ----

          Net income                                                          $8,348            $10,301

          Adjustments to reconcile net income to net cash provided by activities:

                   Deferred tax expense (credit)                                 (46)               (14)
                   Depreciation and amortization                                 575                750
                   Changes in assets and liabilities
                        Short-term investments - restricted                      (34)               (21)
                        Tuition receivable, net                                1,370              1,240
                        Inventories                                              344              1,018
                        Other current assets                                     (35)               (74)
                        Trade accounts payable                                  (212)              (208)
                        Accrued expenses                                        (100)               446
                        Income taxes payable                                    (493)                54
                        Unearned tuition                                      (2,003)            (1,939)
                        Other current liabilities                                308                ---
                   Student loans originated or acquired                       (2,028)            (2,087)
                   Collections on student loans receivable                     1,141              1,685
                   Other assets                                                   --                 79
                                                                     ----------------     --------------
                             Net cash provided by operating
                                  activities                                   7,135             11,230
                                                                     ----------------     --------------


Cash flows from investing activities:

          Purchases of property and equipment                                   (885)            (5,151)

          Purchases of marketable securities                                 (21,273)            (5,178)

          Maturities of marketable securities                                  3,581              4,561

          Increase in deposits                                                   (54)               ---

                                                                     ----------------     --------------
                             Net cash used in investing activities           (18,631)            (5,768)
                                                                     ----------------     --------------


Cash flows from financing activities:

          Net proceeds from stock issuance                                    15,179                185

          Dividends paid                                                      (1,181)            (1,344)

                                                                     ----------------     --------------
                             Net cash provided by (used in)
                                  financing activities                        13,998             (1,159)
                                                                     ----------------     --------------


                             Net increase in cash                              2,502              4,303

Cash and cash equivalents - beginning of period                               11,777             15,934
                                                                     ----------------     --------------

Cash and cash equivalents - end of period                                    $14,279            $20,237
                                                                     ================     ==============











        The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   INFORMATION AS OF JUNE 30, 1997 AND 1998 IS
                                   UNAUDITED.


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

         The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 1998, and for the three and six month periods ended June 30, 1997 and 1998 is unaudited but, in the opinion of management contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flow of the Companies.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Annual Report on Form 10-K.

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) effective March 31, 1998, which requires additional reporting with respect to certain changes in assets and liabilities that previously were reported in stockholders' equity. Accordingly, the Company has included Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 1997 and 1998 respectively.

         On June 15, 1998, the Financial Accounting Standards Board issued FAS No. 133, "Accounting For Derivative Instruments and Hedging Activities", which establishes a new model for accounting for derivatives and hedging activities. FAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company plans to adopt FAS No. 133 during 1999. The adoption of FAS No. 133 will not have a material impact on the Company's financial statements.

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

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INFORMATION AS OF JUNE 30, 1997 AND 1998 IS UNAUDITED


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

                                                                  For the three months                For the six months
                                                                      ended June 30,                     ended June 30,
                                                                      --------------                     --------------
                                                                  1997             1998              1997           1998
                                                                  ----             ----              ----           ----
         Weighted average shares outstanding used to
            compute basic earnings per share...............      15,408           15,566            15,219          15,560
         Incremental shares issuable upon the
            assumed exercise of stock options .............          81              493               105             494
                                                                     --              ---               ---             ---

         Shares used to compute diluted earnings per
            share..........................................      15,489           16,059            15,324          16,054
                                                                 ======           ======            ======          ======



         Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related periods.



4.       CREDIT FACILITY

         The Company maintains a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company will not pay a fee for this facility, but in the event of any borrowings, an origination fee of 1% will be due on the amounts borrowed from time to time thereunder.


5.       SUBSEQUENT EVENT

         The Company's Board of Directors declared a dividend of $.0433 per share to shareholders of record as of July 13, 1998.

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



THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Revenues. Revenue increased 20.1% from $13.6 million in the second quarter of 1997 to $16.4 million in the second quarter of 1998, principally due to an increase in student enrollments and a 5% tuition increase effective for 1998.

         Instruction and educational support expenses. Instruction and educational support expenses increased 17.0% from $4.9 million in the second quarter of 1997 to $5.7 million in the second quarter of 1998. A salary increase of 5% effective in 1998 and the addition of new faculty due to enrollment growth contributed to the increase.

         Selling and promotion expenses. Selling and promotion expenses increased 23.2% from $1.0 million in the second quarter of 1997 to $1.3 million in the second quarter of 1998, due to a small increase in advertising costs, specifically television advertising, increased advertising for the Distance Learning Program, and increases in the number of admissions representatives in Maryland and personnel in the University's Corporate Outreach Program.

         General and administration expenses. General and administration expenses increased 31.2% from $1.6 million in the second quarter of 1997 to $2.1 million in the second quarter of 1998, principally due to an increase in the bad debt experience rate on student loans receivable and salary increases for administrative personnel.

         Income from operations. Operating income increased $1.2 million, or 19.1%, from $6.1 million in the second quarter of 1997 to $7.3 million in the second quarter of 1998. The increase was due to the aforementioned factors.

         Investment and other income. Investment and other income increased $110,000, or 18.0%, from $611,000 in the second quarter of 1997 to $721,000 in the second quarter of 1998. The increase was due to increases in the amount of cash and cash equivalents.

         Net income. Net income increased $0.7 million, or 18.2%, from $4.2 million in the second quarter of 1997 to $4.9 million in the second quarter of 1998.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Revenues. Revenue increased 21.2% from $27.4 million for the six months ended June 30, 1997 to $33.2 million for the corresponding period in 1998, principally due to an increase in student enrollments and a 5% tuition increase effective for 1998.

         Instruction and educational support expenses. Instruction and educational support expenses increased 15.4% from $9.4 million for the six months ended June 30, 1997 to $10.9 million for the corresponding period in 1998. A salary increase of 5% effective in 1997 and the addition of new faculty due to enrollment growth contributed to the increase.

         Selling and promotion expenses. Selling and promotion expenses increased 17.3% from $2.2 million for the six months ended June 30, 1997 to $2.6 million for the corresponding period in 1998, due to a small increase in advertising costs, specifically television advertising, increased advertising for the Distance Learning Program, and increases in the number of admissions representatives in Maryland and personnel in the University's Corporate Outreach Program.

         General and administration expenses. General and administration expenses increased 34.4% from $3.2 million for the six months ended June 30, 1997 to $4.3 million for the corresponding period in 1998, principally due to an increase in the bad debt experience rate on student loans receivable and salary increases for administrative personnel.

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



         Income from operations. Operating income increased $2.9 million, or 22.9%, from $12.5 million for the six months ended June 30, 1997 to $15.4 million for the corresponding period in 1998. The increase was due to the aforementioned factors.

         Investment and other income. Investment and other income increased $0.3 million, or 23.1%, from $1.1 million for the six months ended June 30, 1997 to $1.4 million for the corresponding period in 1998. The increase was due to additional interest income received from increases in the amount of cash and cash equivalents.

         Net income. Net income increased $2.0 million, or 23.4%, from $8.3 million for the six months ended June 30, 1997 to $10.3 million for the corresponding period in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1998, the Company generated cash from operating activities of $11.2 million. Net cash used in investing activities was $5.8 million, principally for property and equipment acquisitions. Dividends accounted for substantially all of the cash used in financing activities. The Company believes that existing cash, cash equivalents and marketable securities aggregating $58.4 million, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

         During the three months ended June 30, 1998, the University ceased operations of its bookstore. Bookstore services are now performed by an outside internet based vendor. The result was the elimination of the Company's inventories.

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

                  None


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None


ITEM 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

                  At the 1998 Annual Meeting of Stockholders of Strayer Education, Inc., security holders voted to adopt the Strayer Education, Inc. Employee Stock Purchase Plan and elected the Board of Directors to serve for a term of one year and until their respective successors are elected and qualified.


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


                                              STRAYER EDUCATION, INC.



                                         ---------------------------------


                                              Chief Financial Officer

                                               Date: August 4, 1998

                                INDEX TO EXHIBITS


EXHIBITS NUMBER                     DESCRIPTION                                 PAGE
---------------                     -----------                                 ----
         27.2                       Financial Data Schedule                      15
