Form 10-Q
period 1998-09-30
STRAYER EDUCATION INC
filed 1998-11-16
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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





INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES /X/   NO /  / THE REGISTRANT BECOME
SUBJECT TO SUCH FILING REQUIREMENTS ON JULY 25, 1996.


AS OF SEPTEMBER 30, 1998, THERE WERE OUTSTANDING 15,696,526 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                            STRAYER EDUCATION, INC.
                                     INDEX
                                   FORM 10-Q


PART 1 - FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets at
                 December 31, 1997 and September 30, 1998.  . . . . . . . . . . . . . . .  . . . . . . .        3

                 Condensed Consolidated Statements of Income
                 for the three and nine month periods ended September 30, 1997 and 1998. . . . . . . . .        4

                 Condensed Statements of Comprehensive Income
                 for the three and nine month periods ended September 30, 1997 and 1998. . . . . . . . .        5

                 Condensed Consolidated Statements of Cash Flows
                 for the nine month periods ended September 30, 1997 and 1998. . . . . . . . . . . . . .        6

                 Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . .         7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .    9

         Item 3. Quantitative and Qualitative
                 Disclosures About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . .    10

PART II - OTHER INFORMATION

         Items 1-6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12


INDEX TO EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                            STRAYER EDUCATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                               December 31,          September 30,
                                                                                   1997                  1998
                                                                             -----------------     -----------------
 Current Assets:                                                                                      (Unaudited)

           Cash and cash equivalents                                                $15,934                $21,821

           Marketable securities available for sale, at market                        5,018                  6,555

           Short-term investments - restricted                                          879                    912

           Tuition receivable, net of allowances for doubtful accounts               10,063                 13,863

           Inventories                                                                1,018                    ---

           Income taxes receivable                                                      ---                    392

           Other current assets                                                         725                    402
                                                                                    --------               --------
                    Total current assets                                             33,637                 43,945

 Student loans receivable, net of allowances for losses                               4,438                  5,281

 Property and equipment, net                                                          8,113                 13,720

 Marketable securities available for sale, at market                                 31,877                 34,704

 Other assets                                                                           232                    243
                                                                                    --------               --------

                    Total assets                                                    $78,297                $97,893
                                                                                    ========               ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:


           Accounts payable                                                            $380                   $260

           Accrued expenses                                                             829                  3,851

           Unearned tuition                                                          11,779                 17,739
                                                                                    --------               --------

                    Total current liabilities                                        12,988                 21,850

Deferred income taxes                                                                   186                      9
                                                                                    --------               --------

                    Total liabilities                                                13,174                 21,859
                                                                                    --------               --------

Stockholders' equity:

           Common Stock - Par value $.01; 50,000,000 shares authorized;                 156                    157
            15,542,105 and 15,696,526 shares issued and outstanding in 1997 and
            1998, respectively

           Additional paid-in capital                                                48,762                 49,774

           Retained earnings                                                         15,922                 26,092

           Unrealized gain on investments, net of taxes                                 283                     11
                                                                                    --------               --------

                    Total stockholders' equity                                       65,123                 76,034
                                                                                    --------               --------

                    Total liabilities and stockholders' equity                      $78,297                $97,893
                                                                                    ========               ========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            STRAYER EDUCATION, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                         For the three months              For the nine months
                                                         ended September 30,               ended September 30,
                                                         -------------------               -------------------

                                                         1997           1998                1997          1998
                                                         ----           ----                ----          ----
                                                        ----------     ----------          ----------    ----------
 Revenues                                                 $10,030        $11,783             $37,442       $45,007

 Costs and Expenses:

                Instruction and educational support         4,737          5,283              14,172        16,173

                Selling and promotion                       1,886          2,037               4,127         4,665

                General and administration                  1,967          2,185               5,157         6,472
                                                        ----------     ----------          ----------    ----------
                                                            8,590          9,505              23,456        27,310
                                                        ----------     ----------          ----------    ----------

                Income from operations                      1,440          2,278              13,986        17,697

 Investment and other income                                1,093            838               2,218         2,223
                                                        ----------     ----------          ----------    ----------

                Income before income taxes                  2,533          3,116              16,204        19,920

 Provision for income taxes:                                  880          1,226               6,203         7,729
                                                        ----------     ----------          ----------    ----------

                Net income                                 $1,653         $1,890             $10,001       $12,191
                                                        ==========     ==========          ==========    ==========

 Basic net income per share                                 $0.11          $0.12               $0.67         $0.78
                                                        ==========     ==========          ==========    ==========

 Diluted net income per share                               $0.10          $0.12               $0.64         $0.76
                                                        ==========     ==========          ==========    ==========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            STRAYER EDUCATION, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)


                                                               For the three months                   For the nine months
                                                               ended September 30,                    ended September 30,
                                                               -------------------                    -------------------

                                                                   1997            1998               1997           1998
                                                                   ----            ----               ----           ----
 Net income                                                      $1,653          $1,890            $10,001        $12,191

 Other comprehensive income:
       Unrealized gain (loss) on investments, net of taxes          196           (681)                305          (272)
                                                                --------        --------          ---------      ---------
 Comprehensive income                                            $1,849          $1,209            $10,306        $11,919
                                                                ========        ========          =========      =========





  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            STRAYER EDUCATION, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                                   For the nine months September 30,
                                                                                 -------------------------------------

 Cash flows from operating activities                                                    1997             1998
                                                                                        -----             ----
           Net income                                                                     $10,001          $12,191

           Adjustments to reconcile net income to net cash provided by activities:

                    Deferred tax expense                                                    (147)              ---
                    Depreciation and amortization                                             895            1,174
                    Changes in assets and liabilities
                         Short-term investments - restricted                                 (62)             (33)
                         Tuition receivable, net                                          (1,257)          (3,800)
                         Inventories                                                          435            1,018
                         Other current assets                                                  13              323
                         Trade accounts payable                                             (159)            (120)
                         Accrued expenses                                                   (276)            3,023
                         Income taxes payable (receivable)                                    490            (392)
                         Unearned tuition                                                   4,262            5,960
                         Other current liabilities                                          1,171              ---
                    Student loans originated                                              (3,209)          (3,302)
                    Collections on student loans receivable                                 1,733            2,459
                    Other assets                                                              ---             (11)
                                                                                         ---------        ---------
                          Net cash provided by operating activities                        13,890           18,490
                                                                                         ---------        ---------


 Cash flows from investing activities:

           Purchases of property and equipment                                            (1,859)          (6,781)

           Purchases of marketable securities                                            (27,647)         (13,441)

           Maturities of marketable securities                                              9,868            8,628

           Increase in deposits                                                             (175)              ---
                                                                                         ---------        ---------

                          Net cash used in investing activities                          (19,813)         (11,594)
                                                                                         ---------        ---------

 Cash flows from financing activities:


           Net proceeds from stock issuance                                                15,790            1,012

           Dividends paid                                                                 (1,820)          (2,021)

           Other                                                                               84              ---
                                                                                         ---------        ---------

                          Net cash provided by (used in) financing activities              14,054          (1,009)
                                                                                         ---------        ---------

                          Net increase in cash                                              8,131            5,887

 Cash and cash equivalents - beginning of period                                           11,777           15,934
                                                                                         ---------        ---------

 Cash and cash equivalents - end of period                                                $19,908          $21,821
                                                                                         =========        =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          INFORMATION AS OF SEPTEMBER 30, 1997 AND 1998 IS UNAUDITED.


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

         The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of September 30, 1998, and for the three and nine month periods ended September 30, 1997 and 1998 is unaudited but, in the opinion of management contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

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

2.       NATURE OF OPERATIONS

         The University is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its ten campuses in the District of Columbia, Maryland and Virginia. In January 1998, Strayer College, Inc. was granted University status by the Education Licensure Committee of The District of Columbia. Subsequently, Strayer College changed its name to Strayer University.

         ELP is a finance company that purchases and services student loans, principally for the University. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as noncurrent consistent with industry practice.

                            STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF SEPTEMBER 30, 1997 AND 1998 IS UNAUDITED




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

                                                          For the three months        For the nine months
                                                           ended September 30,        ended September 30,
                                                           -------------------        -------------------
                                                         1997            1998           1997         1998
                                                         ----            ----           ----         ----
         Weighted average shares outstanding used to
          compute basic earnings per share...........   15,403           15,639        14,879       15,586
         Incremental shares issuable upon the
          assumed exercise of stock options..........      593              424           639          471
                                                        ------           ------        ------       ------
         Shares used to compute diluted earnings per
          share......................................   15,996           16,063        15,518       16,057
                                                        ======           ======        ======       ======

         Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the treasury stock method based on the average market price during the related periods.



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


5.       SUBSEQUENT EVENTS

         The Company's Board of Directors declared a dividend of $.05 per share to shareholders of record as of October 12, 1998.

         On October 2, 1998, The Company's Board of Directors authorized a common stock repurchase program of up to five percent of its outstanding common stock over the next two years not to exceed an aggregate cost of $24 million.

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



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Revenue increased 17.0% from $10.0 million in the third quarter of 1997 to $11.8 million in the third quarter of 1998, principally due to an increase in student enrollments and a 5% tuition increase effective for 1998.

         Instruction and educational support expenses. Instruction and educational support expenses increased 12.0% from $4.7 million in the third quarter of 1997 to $5.3 million in the third quarter of 1998. A salary increase of 5% effective in 1998 and the addition of new faculty due to enrollment growth contributed to the increase.

         Selling and promotion expenses. Selling and promotion expenses increased 8.0% from $1.9 million in the third quarter of 1997 to $2.0 million in the third quarter of 1998, principally due to a small increase in advertising costs related to the new campus in Richmond, Virginia, increased advertising for the Distance Learning Program and increases in the number of admissions representatives in Maryland and personnel in the University's Corporate Outreach Program.

         General and administration expenses. General and administration expenses increased 11.0% from $2.0 million in the third quarter of 1997 to $2.2 million in the third quarter of 1998, principally due to costs associated with opening new campuses in Montgomery County, Maryland and Richmond, Virginia and salary increases for administrative personnel.

         Income from operations. Operating income increased 58.0%, from $1.4 million in the third quarter of 1997 to $2.3 million in the third quarter of 1998. The increase was due to the aforementioned factors.

         Investment and other income. Investment and other income decreased 23.0%, from $1.1 million in the third quarter of 1997 to $838,000 in the third quarter of 1998. The decrease was due to lower performance of the investment portfolio in 1998, principally due to lower interest rates.

         Net income. Net income increased $14.0%, from $1.7 million in the third quarter of 1997 to $1.9 million in the third quarter of 1998.

         Comprehensive income. Comprehensive income decreased 35.0% from $1.8 million in the third quarter of 1997 to $1.2 million in the third quarter of 1998 due to the performance of the Company's investments in marketable securities.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Revenues. Revenue increased 20.0% from $37.4 million for the nine months ended September 30, 1997 to $45.0 million for the corresponding period in 1998, principally due to an increase in student enrollments and a 5% tuition increase effective for 1998.

         Instruction and educational support expenses. Instruction and educational support expenses increased 14.0% from $14.2 million for the nine months ended September 30, 1997 to $16.2 million for the corresponding period in 1998. A salary increase of 5% effective in 1998 and the addition of new faculty due to enrollment growth contributed to the increase.

         Selling and promotion expenses. Selling and promotion expenses increased 13.0% from $4.1 million for the nine months ended September 30, 1997 to $4.7 million for the corresponding period in 1998, principally due to a small increase in advertising costs related to the new campus in Richmond, Virginia, increased advertising for the Distance Learning Program, increases in the number of admissions representatives in Maryland and personnel in the University's Corporate Outreach Program.

         General and administration expenses. General and administration expenses increased 25.0% from $5.2 million for the nine months ended September 30, 1997 to $6.5 million for the corresponding period in 1998, principally due to costs associated with opening new campuses in Montgomery County and Richmond and salary increases for administrative personnel.

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


         Income from operations. Operating income increased 27.0%, from $14.0 million for the nine months ended September 30, 1997 to $17.7 million for the corresponding period in 1998. The increase was due to the aforementioned factors.

         Investment and other income. Investment and other income remained relatively unchanged, at $2.2 million for the nine months ended September 30, 1997 and the corresponding period in 1998. The effects of lower interest rates in 1998 offset the increase in investment in marketable securities.

         Net income. Net income increased 22.0%, from $10.0 million for the nine months ended September 30, 1997 to $12.2 million for the corresponding period in 1998.

         Comprehensive income.   Comprehensive income increased 16.0% from
$10.3 million in the third quarter of 1997 to $11.9 million in the third quarter of 1998 due to the aforementioned factors offset by the performance of the Company's investments in marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1998, the Company generated cash from operating activities of $18.5 million. Net cash used in investing activities was $11.6 million, principally for property and equipment acquisitions. Dividends accounted for substantially all of the cash used in financing activities. The Company believes that existing cash, cash equivalents and marketable securities aggregating $63.0 million, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

         During the nine months ended September 30, 1998, the University ceased operations of its bookstore. Bookstore services are now performed by an outside internet based vendor. The result was the elimination of the Company's inventories.

         On October 2, 1998, the Board of Directors approved a stock repurchase program of up to 5% of the Company's outstanding common stock over the next two years, not to exceed an aggregate cost of $24.0 million. Management believes its current cash reserves and those generated from future operations will be adequate to cover the repurchase program. Any shares of common stock repurchased will be subsequently retired.

YEAR 2000

         The year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs that have been written using six digits (e.g., 12/31/99), rather than eight (e.g., 12/31/1999), to define the applicable year of business.

         The Company has completed the identification and assessment of most of its IT systems, and those systems have been modified by the suppliers of those systems to address Year 2000 issues. In addition to its internal systems, the Company has begun to assess the level of Year 2000 issues with its suppliers. The Company has also started its identification and assessment of its non-IT systems, which include its telephone systems, heating and air-conditioning, elevators and other business equipment.

         The Company's costs to date for its Year 2000 compliance project, excluding the salaries of its employees, has not been material. In fact, the Company's IT systems have been modified by the suppliers of those systems and such modifications were included as part of normal upgrades of those systems. Although the Company has not completed its assessment, it does not currently believe that the future costs associated with its remaining IT systems or its non-IT systems will be material.

         The Company cannot determine currently its most likely worst case scenario, as it has not identified and assessed all of its systems, particularly its non-IT systems. As the Company completes its identification and assessment of internal and third party systems, it expects to develop contingency plans for various worst-case scenarios. A failure to address Year 2000 issues successfully could have a material adverse effect on the Company's business, financial condition and/or results of operations.

                ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

         Not applicable

                          PART II - OTHER INFORMATION





ITEM 1.          LEGAL PROCEEDINGS.

                 None


ITEM 2.          CHANGES IN SECURITIES.

                 None


ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

                 None


ITEM 4.          SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

                 None


ITEM 5.          OTHER INFORMATION.

                 In order to present a proposal at the 1999 Annual Meeting of Stockholders, a Strayer stockholder must provide written notice of the proposal to the Company no later than February 24, 1999. The Company intends to use discretionary voting authority with respect to any matter brought before the 1999 Annual Meeting of Stockholders of which the Company has not received written notice by February 24, 1999. The address to which such a written notice must be sent is Strayer Education, Inc., 3045 Columbia Pike, Arlington, Virginia 22304, Attn:
                 Investor Relations.


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


                            STRAYER EDUCATION, INC.


                       /s/ Harry Wilkins
                       ---------------------------------


                            Chief Financial Officer

                            Date:  November 1, 1998

                               INDEX TO EXHIBITS


EXHIBITS NUMBER                   DESCRIPTION                                PAGE
---------------                   -----------                                ----
     27.2                    Financial Data Schedule                          14