Form 10-K
period 1998-12-31
STRAYER EDUCATION INC
filed 1999-03-25
CIK 1013934

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                 ---------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998    COMMISSION FILE NUMBER: 0-21039

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock held by non-affiliates of Registrant is $ 536,368,594 (based upon the last sale price of the Common Stock as reported on the Nasdaq National Market System on February 26, 1999). The total number of shares of Common Stock outstanding as of February 26, 1999 was 15,717,761.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant's 1998 fiscal year) are incorporated by reference into Part III of this Report.

===============================================================================

                                     PART I

ITEM I.  BUSINESS.

OVERVIEW

    Strayer Education, Inc. (the "Company"), through its wholly-owned subsidiary, Strayer University, Inc. ("Strayer" or the "University") is a regional proprietary institution of higher education that offers undergraduate and graduate degree programs to more than 10,400 students at eleven campuses in Washington, D.C., Maryland and Virginia. The University is accredited by the Commission on Higher Education of the Middle States Association of Colleges and Schools ("Middle States"), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education ("Department of Education" or "Department"). The majority of Strayer students are working adults pursuing their first college degree to improve their job skills and advance their careers. Of students enrolled in Strayer programs at the beginning of the 1998 Fall quarter, approximately 61% were age 30 or over and approximately 71% were engaged in a part-time course of study. The University considers a full-time undergraduate and graduate student to be one who completes 13.5 and
9.0 course credits in an academic quarter, respectively. In the 1998 Fall quarter, Strayer students completed an average of 9.0 course credits.

    The Company has two additional wholly-owned subsidiaries, Education Loan Processing, Inc. ("ELP") and Professional Education, Inc. ("ProEd"). ELP is a finance company that purchases and services student loans, principally for the University, and administers the Strayer Education Loan Program (the "SEL Program"). ProEd was formed for the purpose of acquiring an information technology training company. No such acquisitions have been made as of the date of this report.

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

CURRICULUM

    The University offers a business-oriented curriculum to equip students with specialized knowledge and skills for careers in business, industry and government. The Academic Curriculum Committee reviews and revises the University's course offerings periodically to improve the educational programs and respond to changing and competitive job markets. The University formed a Curriculum Advisory Board in 1993 to support the program evaluation process. The Curriculum Advisory Board consists of University faculty, current and former Strayer students, and representatives of more than 23 private and federal sector employers in the greater Washington, D.C. area. The Curriculum Advisory Board also studies the career progress of University alumni. The University uses these studies to make decisions about curriculum development, resource allocation and faculty appointments.

    In 1998, the University added new Bachelor of Science degree programs in Computer Networking and International Business.

    The University offers programs in the following areas:

BACHELOR OF SCIENCE (B.S.) DEGREE                                   MASTER OF SCIENCE (M.S.) DEGREE

Accounting
Business Administration                                             Business Administration
Computer Information Systems                                        Information Systems
Computer Networking                                                 Professional Accounting
Economics
International Business

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

    Although all of the University's programs and courses are offered at each campus, the University adapts its offerings to the preferences of the student population at each location. In addition, Strayer students may enroll in courses at more than one campus. The following table shows Strayer's enrollment by major, program and campus location at the beginning of the 1998 Fall quarter:

                     UNIVERSITY ENROLLMENT BY MAJOR, PROGRAM
                        AND LOCATION -- 1998 FALL QUARTER

                                          WASHINGTON,        TAKOMA
        MAJOR                 PROGRAM         D.C.            PARK          ARLINGTON
--------------------          -------     -----------        ------         ---------
Accounting..........             AA            36              21               10
                                 BS           141              66               47
                                 MS            26              12               12
Business
  Administration....             AA           100              42               14
                                 BS           320              151             177
                                 MS            87              57               93
International Business....       BS            1                0               1
Computer Information
  Systems...........             *            143              178              90
                                 AA           174              110              39
                                 BS           435              285             330
Computer Networking....          BS            12              11               24
Information Systems.......       MS            69              34               99
Economics...........             AA            0                2               0
                                 BS            11               3               3
General Studies.....             AA            18               9               9
Marketing...........             AA            14               3               3
Non-Degree/
  Non-Program**.....             --           169              84               99
                                              ---              --               --
    Total
      Enrollment....                         1,756            1,068           1,050
                                             =====            =====           =====



        MAJOR                  ALEXANDRIA     WOODBRIDGE      LOUDOUN
--------------------           ----------     ----------      -------
Accounting..........                9             14             4
                                   70             71             55
                                   20             11             5
Business
  Administration....               27             28             23
                                   196            249           200
                                   64             93             49
International Business....          1              0             0
Computer Information
  Systems...........               111            115            92
                                   26             39             38
                                   434            518           310
Computer Networking....            63             40             34
Information Systems.......         95             81             60
Economics...........                1              0             0
                                    4              1             2
General Studies.....               11              4             0
Marketing...........                4              2             2
Non-Degree/
  Non-Program**.....               80             28            156
                                   --             --            ---
    Total
      Enrollment....              1,216          1,294         1,030
                                  =====          =====         =====

 * Diploma program.

** Includes undeclared majors.

                    UNIVERSITY ENROLLMENT BY MAJOR, PROGRAM
                       AND LOCATION -- 1998 FALL QUARTER

                                                                          PRINCE
        MAJOR                 PROGRAM     MANASSAS     FREDERICKSBURG     GEORGE
--------------------          -------     --------     --------------     ------
Accounting..........             AA          5                9             11
                                 BS         77               56             27
                                 MS         10                8              6
Business
  Administration....             AA         21               29             32
                                 BS         191              188            81
                                 MS         60               64             17
International Business....       BS          0                0              0
Computer Information
  Systems...........             *          78               42             136
                                 AA         17               44             38
                                 BS         390              325            145
Computer Networking....          BS         22               14              3
Information Systems.......       MS         78               44             17
Economics...........             AA          0                0              0
                                 BS          3                0              1
General Studies.....             AA          5                1              3
Marketing...........             AA          3                1              1
Non-Degree/
  Non-Program**.....             --         103              50             157
                                            ---              --             ---
    Total
      Enrollment....                       1,063             875            675
                                           =====             ===            ===


                               DISTANCE     CORPORATE                     TOTAL
        MAJOR                  LEARNING     OUTREACH      HENRICO      ENROLLMENT
--------------------           --------     --------      -------      ----------
Accounting..........               0            5            0             124
                                   0            4            0             614
                                   3            0            0             113
Business
  Administration....               1           70            0             387
                                  15           49            3            1820
                                  15           24            1             624
International Business....         0            0            0              3
Computer Information
  Systems...........               2            4            0             991
                                   5            3            0             533
                                  30           12            4            3218
Computer Networking....            1            0            0             224
Information Systems.......        11           13            0             601
Economics...........               0            0            0              3
                                   0            0            0             28
General Studies.....               1            2            0             63
Marketing...........               0            0            0             33
Non-Degree/
  Non-Program**.....               9           122           13           1,070
                                   -           ---           --           -----
    Total
      Enrollment....              93           308           21          10,449
                                  ==           ===           ==          ======

* Diploma program.
** Includes undeclared majors.

     The Company also opened a campus in Montgomery County, Maryland in November 1998 to begin recruiting students for enrollment in the Winter Quarter 1999.

    The University allows students to apply credits earned in one program toward attainment of a more advanced degree. For example, a student originally pursuing a Diploma in Computer Information Systems can extend his or her original objective by taking additional courses leading to an A.A. degree in Computer Information Systems, a B.S. degree in Computer Information Systems, and ultimately an M.S. degree in Information Systems. The curriculum design provides students a level of competency and a measure of attainment in the event they interrupt their education or choose to work in their field of concentration prior to obtaining their final degree.

FACULTY

    The University seeks to appoint faculty who hold appropriate academic credentials, are dedicated, active professionals in their field, and are committed to teaching working adults. In accordance with its educational mission, the University focuses the efforts of its faculty on teaching. The normal course load for a full-time faculty member is four courses per quarter for each of three quarters, or 12 courses per academic year. With the approval of the Campus Deans, faculty members may teach a fifth course per quarter and extra courses during the summer quarter for additional compensation. The University requires full-time faculty members to hold counseling hours at least two hours per week for each course they teach.

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

REGULATORY ENVIRONMENT

         The Higher Education Act of 1965 ("HEA"), as amended, and the regulations promulgated thereunder subject to significant regulatory scrutiny the University and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the HEA ("Title IV Programs"). The HEA mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (i) the federal government through the Department of Education; (ii) the accrediting agencies recognized by the Department of Education; and (iii) state higher education regulatory bodies. The regulations, standards, and policies of these regulatory agencies frequently change. In October 1998, Congress reauthorized the HEA and amended numerous provisions of the HEA.

ACCREDITATION AND APPROVALS

    The University has been accredited by Middle States, an accrediting agency recognized by the Department of Education, since 1981. Accreditation is a system for recognizing educational institutions and their programs for performance, integrity and quality that entitles them to the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, evaluate institutions and professional programs for accreditation, and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting bodies to ensure that the schools maintain the performance, integrity and quality required for accreditation.

    Middle States reaffirmed the University's accreditation in 1995. The University submitted an interim status report to Middle States on March 26, 1997, which Middle States accepted. Middle States also conducted a site visit to the Prince George's County, Maryland campus and the Distance Learning Center in Lorton, Virginia, in November 1997, and included them within the College's accreditation. The next scheduled evaluation visit by Middle States is currently set for the academic year 1999-2000.

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

    The Company is currently reviewing the University's need to obtain approval to offer its courses through Strayer Online in other states. Because online education is a recent development, its status under current educational regulations is unsettled.

    The University is authorized by the Immigration and Naturalization Service (the "INS") of the U.S. Department of Justice to admit foreign students. The University also employs foreign faculty members and administrators in accordance with U.S. immigration laws. In addition, Strayer is approved for the education of veterans and members of the selective reserve and their dependents, as well as for the rehabilitation of handicapped students. Approximately 7% of the University's students are veterans or reservists.

STUDENT CHARACTERISTICS

    The University's students primarily are working adults. At the beginning of the 1998 Fall quarter, approximately 71% of the enrollment consisted of part-time students, approximately 79% attended classes at night or on weekends, and approximately 55% were women. The approximate age distribution of the students was as follows:

                                            PERCENTAGE
                      AGE                   OF STUDENTS
                -------------               -----------
                21 or under..                   8%
                22 to 29.....                  31%
                30 to 39.....                  36%
                40 to 49.....                  20%
                50 or over...                   5%

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

    The marketing department tracks and forwards to the University's admissions representatives responses to its direct mail and advertising campaigns. Admissions representatives at each campus pursue expressions of interest in Strayer by arranging interviews for prospective students. The representatives also conduct campus tours and otherwise assist prospective students in the application process. At December 31, 1998, the University employed 57 admissions representatives.

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

STUDENT ADMISSIONS

    The University seeks to ensure that incoming students have the necessary academic background to succeed in their course of study at Strayer. Students attending the University's undergraduate programs must possess a high school diploma or a General Educational Development Certificate. All students also must pass placement exams or submit acceptable standardized test scores. For admission to the University's programs, students must possess a certain level of proficiency in English and mathematics. Students attending the University's graduate programs must have a bachelor's degree from an accredited institution. If a student's undergraduate major varies widely from the student's proposed graduate course of study, certain undergraduate foundation courses may be necessary for admission to some of the highly technical courses offered at the graduate level.

    International students applying for admission must meet the same admission requirements as other students. Those students whose native language is not English must provide evidence that they are able to use the English language with sufficient facility to do college-level work in an English-speaking institution.

TUITION AND FEES

    Strayer charges tuition by the credit hour. All courses offered are 4.5 credit hours. As of January 1, 1999, undergraduate, full-time students are charged at the rate of $190 per credit hour. Undergraduate, part-time students are charged at the rate of $200 per credit hour. Courses in graduate programs are charged at the rate of $260 per credit hour. Accordingly, a full-time student seeking to obtain a bachelor's degree in four years currently would pay approximately $8,550 per year in tuition. The University implemented a tuition increase of $10.00 per credit hour for 1999.

SEL PROGRAM

    In 1995, Strayer began the SEL Program of loans for eligible students as an alternative to government-sponsored student loans. The SEL Program enables the University to reduce the significant administrative costs it incurs in processing loans under Title IV Programs and lessens the University's dependence on federal student financial aid programs. The University believes that the SEL Program also helps it to attract and retain qualified students.

    The Company designed the SEL Program for working adult students. The loans generally have maturities ranging from one to four years after graduation and bear interest at a fixed rate that is competitive with rates under Title IV Programs. Monthly loan payments begin the first month after the loan date and generally vary between $200 and $300, including loan principal as well as interest. Borrowers make principal payments while still enrolled, thereby reducing the debt they otherwise would assume upon completion of their studies. At December 31, 1998, there were a total of 1,824 loans outstanding with an aggregate loan balance of approximately $5.9 million and an average individual loan balance of approximately $3,222.

    Loans under the SEL Program are unsecured. Strayer's underwriting involves a credit evaluation of each applicant. Student defaults on loans extended under the SEL Program have not been material.

CAREER DEVELOPMENT SERVICES

    The University actively assists its students and alumni with job placement and other career-related matters through career development offices located at each campus. Strayer's career development personnel conduct workshops on employment-related topics (including resume preparation, interviewing techniques and job search strategies), maintain job listings, arrange campus interviews by employers and provide other placement assistance. The University sponsors career fairs in the Fall and Spring quarters for students and alumni to discuss career opportunities with companies and governmental agencies in the greater Washington, D.C. area.

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

    Strayer students and graduates are employed in a wide range of regional and local companies, many of which are in the information technology industry. Federal governmental agencies also provide a significant source of employment.

COMPETITION

    The post-secondary education market in Strayer's market area is highly competitive. The University competes with traditional public and private two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of the University at a lower tuition level, due to government subsidies, government and foundation grants, tax-deductible contributions and other financial aid sources not available to proprietary institutions. Tuition at private institutions generally is higher, and in some cases significantly higher, than the tuition at the University.

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

EMPLOYEES

    During 1998, the University employed 596 faculty members, of whom 97 were full-time and 499 part-time, and 377 non-faculty staff in information systems, financial aid, recruitment and admissions, payroll and human resources, corporate accounting, and other administrative functions. Of the University's non-faculty staff, 266 were employed full-time and 111 part-time.

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

FINANCING STUDENT EDUCATION

    In the 1999 Winter quarter, approximately 41.4% of the University's students participated in one or more of the federally supported student financial aid programs. A substantial portion (approximately 48% in 1998) of the University's revenues are derived from tuition financed under Title IV Programs.

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

    Generally, tuition must be paid (or arrangements made therefore) prior to the beginning of a quarter. The HEA requires that an institution have a "fair and equitable" refund policy, limiting the amount that an institution may charge a student who withdraws from the institution. A student is obligated only for a pro rata portion of the tuition and other fees charged by the institution if the student withdraws during the first 60% of the student's first period of enrollment at that institution. A student who withdraws after the first period of enrollment is also entitled to a refund, but a pro rata refund calculation is not required. If a student who is owed a refund received Title IV Program funds, the institution must allocate the refund to the appropriate lenders or Title IV Programs, in a specified order which excludes the Federal Work-Study Program.

    The 1998 HEA amendments address an institution's refund policy with regard to Title IV Program only. Under the new provision, the institution must first determine the amount of Title IV Program funds that the student "earned." If the student withdraws during the first 60% of any period of enrollment, the amount of Title IV Program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student earned 100% of the Title IV Program funds. The institution must return to appropriate lenders or Title IV Programs, in a specified order and excluding the Federal Work-Study Program, the lesser of the unearned Title IV Program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV Program funds. This HEA amendment takes effect October 7, 2000, but an institution may choose to implement the provision earlier. The Company believes that the University's refund policy is consistent with the current HEA and will be updated to conform to the 1998 amendments.

    Students finance their Strayer education in a variety of ways. A significant number of students utilize federal financial aid programs. In addition, many of Strayer's working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress recently extended the Internal Revenue Code's educational assistance programs provision under which an employee may exclude from wages up to $5,250 of tuition reimbursement per year. In addition, Congress recently created several tax credits for students pursuing higher education and added a deduction for interest on student loans.. Strayer offers grants, loans (including loans under the SEL Program), scholarships and work-study programs as financing options for its students.

Title IV Programs

    The University maintains eligibility for its students to participate in the following Title IV Programs:

    Federal Family Education Loans. Pursuant to the Federal Family Education Loan Program (the "FFEL Program"), which includes the Federal Stafford Loan ("Stafford") program and the Federal PLUS (the "Parent Loan for Undergraduate Students") program, students and their parents can obtain from lending institutions subsidized and unsubsidized student loans, which are guaranteed by the federal government. The obligation to begin repaying Stafford loans is deferred until six months after the student graduates, withdraws or ceases to be enrolled on at least a half-time basis. Students who demonstrate financial need may qualify for a subsidized Stafford loan, and the federal government will pay the interest on the loan while the student is in school and for six months after the student's graduation or withdrawal. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or in some cases in addition to a subsidized Stafford loan. The unsubsidized Stafford loan program now incorporates the former Federal Supplemental Loans for Students program.

    Pell Grants. Grants under the Federal Pell Grant ("Pell") program are available to eligible students based on financial need and other factors.

    Campus-Based Programs. The "campus-based" Title IV Programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Work-Study program, and the Federal Perkins Loan ("Perkins") program.

    Direct Student Loans. In 1993, Congress enacted the William D. Ford Federal Direct Loan Program (the "Direct Loan Program"), under which the Department of Education makes loans directly to students, rather than guaranteeing loans made by lending institutions. The Direct Loan Program was phased in beginning in 1994-95. The University was approved to participate in this program beginning July 1, 1996.

Other Financial Aid Programs

    In addition to the University's own student loan and scholarship programs, eligible students at the University may participate in educational assistance programs administered by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, the District of Columbia and private organizations.

FINANCIAL AID REGULATION

    To be eligible to participate in Title IV Programs, the University must comply with specific standards and procedures set forth in the HEA and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized by each state within which it operates to offer its educational programs and be accredited by a recognized accrediting agency. The institution also must be certified by the Department of Education to participate in Title IV Programs, based on a determination that, among other things, the institution meets certain standards of administrative capability and financial responsibility. For purposes of the Title IV Programs, the University and all of its campuses are considered to be a single "institution of higher education" so that Department of Education requirements applicable to an "institution of higher education" are applied to all of the University's campuses in the aggregate rather than on an individual basis. The University currently is certified to participate in Title IV Programs.

    In October 1998, Congress reauthorized and amended the HEA. While the 1998 HEA amendments made numerous changes to Title IV Program requirements, the Company believes that these changes will not have a material adverse effect on the University. Most of the provisions of the 1998 HEA amendments were effective October 1, 1998. However, the Department of Education is required to engage in negotiated rulemaking with representatives of the higher education community before issuing regulations to implement the 1998 HEA amendments to the Title IV Programs. The Department must finalize those regulations by October 7, 1999. The Company believes that in accordance with Department guidance, the University is in the meantime making a good faith effort to comply with the new law.

    Congress reauthorizes the HEA every five to six years. In addition Congress reviews and determines appropriations for Title IV Programs on an annual basis. An elimination of certain Title IV Programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education, which in turn could lead to lower enrollments at the University or require the University to increase its reliance upon alternative sources of student financial aid. Given the significant percentage of the University's revenues that are derived indirectly from the Title IV Programs, the loss of or a significant reduction in Title IV Program funds available to the University's students could have a material adverse effect on the Company. In addition, the regulatory scheme applicable to the University has been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised the applicable standards. Congress and the Department of Education recently have focused in particular upon the operations of proprietary institutions, such as the University. The University's compliance with such regulations may affect the operations of the University and its ability to participate in Title IV Programs. Certain elements of the regulatory scheme applicable to the University are described below.

Increased Regulatory Scrutiny

    The 1992 amendments to the HEA formalized, modified and strengthened the regulatory structure known as the "Program Integrity Triad," which consists of the Department of Education, recognized accrediting agencies, and state higher education regulatory bodies. Congress intended this initiative to increase the regulatory scrutiny of post-secondary educational institutions. The 1998 HEA amendments preserve the "Program Integrity Triad" with some refinements. In addition to the Program Integrity Triad, other participants in Title IV Programs, notably student loan guarantee agencies, also have enforcement authority.

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

    In certain circumstances, the Department may certify the institution's continuing eligibility to participate in Title IV Programs on a provisional basis for no more than three years. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke the institution's certification to participate in Title IV Programs.

    Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution's participation in Title IV Programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution for any violation by the servicer of any Title IV provision. The University has written contracts with two third party loan servicers, Financial Aid Management for Education, Inc. and Weber and Associates, Inc. The servicers certify FFEL Program loan applications, prepare reports from the University to the Department of Education, issue checks for the Pell and campus-based programs, and issue and collect Perkins loans.

Financial Responsibility

    The HEA and Department of Education regulations establish extensive standards of financial responsibility that institutions such as the University must satisfy to participate in Title IV Programs. These standards generally require that an institution provide the services described in its official publications and statements; provide the administrative resources necessary to comply with Title IV requirements; and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for debts and liabilities incurred in programs administered by the Department. Under standards that were effective prior to July 1, 1998, and may be applied to demonstrate financial responsibility for an institution's fiscal year beginning on or after July 1, 1996 and on or before June 30, 1998, for-profit institutions such as the University must also: (i) demonstrate an "acid test" ratio (defined as the ratio of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1-to-1 at the end of its latest fiscal year;
(ii) not have had operating losses in either or both of its two latest fiscal years that in sum result in a decrease in tangible net worth in excess of 10% of the institution's tangible net worth at the beginning of that two-year period; and (iii) have had a positive tangible net worth for its latest fiscal year. For the fiscal year ended December 31, 1998, the University's "acid test" ratio was
2.01. The University did not have operating losses in either of its two most recent fiscal years and had a positive tangible net worth for its latest fiscal year.

       New Department of Education financial responsibility standards, which took effect July 1, 1998, replace the three numeric tests described above with a more complex formula. The new standards focus on three financial ratios: (i) equity ratio (which measures the institution's capital resources, ability to borrow and financial viability); (ii) primary reserve ratio (which measures the institution's financial viability and liquidity); and (iii) net income ratio (which measures the institution's ability to operate at a profit or within its means). An institution must have a composite score of at least 1.5 to be deemed financially responsible without the need for further federal oversight. The Company has applied the new financial responsibility standards to its audited financial statements as of and for the year ended December 31, 1998 and calculated a composite score of 3.0. The Company therefore believes that the University meets the Department's new financial responsibility standards.

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

    If the Department of Education notifies an institution that its cohort default rate for FFEL Program loans equals or exceeds 25% for each of the three most recent federal fiscal years, the institution's participation in the FFEL Program ends 30 days after the notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution's participation in the Direct Loan Program ends 30 days after notification that any combination of its FFEL Program cohort default rate, its Direct Loan Program cohort default rate, or its weighted average cohort default rate equals or exceeds 25% for each of the three most recent federal fiscal years, unless the institution timely appeals. An institution whose participation terminates under these provisions may not participate in the relevant program for a period of up to three federal fiscal years. The Department of Education also may initiate a proceeding to limit, suspend or terminate an institution's participation in the FFEL Program if it has any combination of a FFEL Program, Direct Loan Program or weighted average cohort default rate that is equal to or greater than 25% for each of the three most recent federal fiscal years. The Department of Education may initiate a proceeding to limit, suspend or terminate an institution's participation in all Title IV Programs if it has a FFEL Program, Direct Loan Program or weighted average cohort default rate that exceeds 40% for any federal fiscal year.

    If an institution's FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, the institution may be placed on provisional certification status. Provisional certification does not limit an institution's access to Title IV Program funds; however, an institution with provisional status is under closer review by the Department of Education and may be subject to summary adverse action if it commits violations of Title IV Program requirements. The University's cohort default rates on FFEL Program loans for the 1993, 1994, 1995 and 1996 federal fiscal years, the most recent years for which this information is available, were 16.6%, 16.0%, 15.2% and 14.5%, respectively. The average default rates for proprietary institutions nationally were 23.9%, 21.1%, 19.9% and 18.2% in fiscal years 1993, 1994, 1995 and 1996, respectively.

The "85/15  Rule"

    Under what is commonly referred to as the "85/15 Rule," the HEA until recently provided that proprietary institutions, such as the University, were eligible to participate in Title IV Programs only if they derive no more than 85% of their revenues from Title IV Programs, as determined in accordance with a formula in the regulations. The 1998 HEA amendments increased the percentage of revenues that a for-profit institution can derive from Title IV Programs from 85% to 90%. The Department of Education has not yet issued regulations implementing this change, but the amendment was effective October 1, 1998. A proprietary institution that violates the "85/15 Rule" loses its eligibility to participate in Title IV Programs for at least one year. During 1998, the University derived 48% of its revenues from tuition financed under Title IV Programs.

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

RESTRICTIONS ON ADDING LOCATIONS AND EDUCATIONAL PROGRAMS

    State requirements and accrediting agency standards may in certain instances limit the ability of the University to establish additional locations and programs. District of Columbia regulations require institutions to submit an application for an amended license in order to add a new program or location. The Virginia State Council of Higher Education requires institutions to obtain approval prior to offering new educational programs at existing sites or instruction for degree credit at a new site located more than 25 miles or 30 minutes' travel time from an existing location. Maryland law and regulations require institutions to obtain the approval of the Maryland Higher Education Commission in order to offer an instructional program not specified in its certificate of approval or to offer more than one-third of the credit-bearing coursework leading toward a certificate or degree at a location not specified in its certificate of approval. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, and upon notification may undertake a review of the institution's accreditation. Based on its current understanding of how these standards will be applied, the University does not believe that these standards will have a material adverse effect on the University or its expansion plans.

    The HEA requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV Programs. However, the applicable regulations permit an institution that is already qualified to participate in Title IV Programs to establish an additional location that may immediately qualify, unless the location was acquired from another institution that has ceased offering educational programs at that location and has unpaid Title IV liabilities. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution's accrediting agency. In addition, a location that qualifies as a "branch campus" must meet extensive regulatory requirements, including the standards of administrative capability and financial responsibility discussed above. The University's expansion plans assume its continued ability to establish new campuses as additional locations of the University without incurring the two-year delay in participation in Title IV Programs. The loss of state authorization or accreditation by the University or an existing campus, or the failure of the University or a new campus to obtain state authorization or accreditation, would render the University ineligible to participate in Title IV Programs in that state or at that location.

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

    Generally, if an institution eligible to participate in Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, an institution is not obligated to obtain Department of Education approval of an additional program that leads to an associate, baccalaureate, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. In the event that an institution erroneously determines that an educational program is eligible for Title IV funds without the Department of Education's express approval, the institution may be liable for repayment of Title IV aid provided to students in that program. The Company does not believe that the Department of Education's regulations will create significant obstacles to the University's plans to add new programs.

DISTANCE LEARNING

    In 1997, the University received regulatory approval from the D.C. Education Licensure Commission, Virginia State Council of Higher Education, Maryland Higher Education Commission, and Middle States to offer all of its existing degree and diploma programs through Strayer Online via Internet-based telecommunications instruction. Instruction for this program is delivered from the Company's Distance Learning Center in Lorton, Virginia. During the Fall 1998 Quarter, the University had 789 students participating in the distance learning program, of whom 93 students took classes solely through Strayer Online.

    In addition to the regulation of distance education by state education licensure agencies and Middle States, the HEA imposes a limit on the amount of correspondence study an institution participating in Title IV Programs may offer. As amended in 1998, the HEA states that a student enrolled in a course of instruction that is offered in whole or in part through telecommunications and which leads to a recognized certificate for a program of study of one year or longer, or a recognized associate, bachelor or graduate degree conferred by such institution, is not considered to be enrolled in a correspondence course, unless the total number of telecommunications and correspondence courses offered by the institution equals or exceeds fifty percent of the total number of courses offered by the institution. The HEA also excludes from Title IV Program participation institutions at which more than one half of the enrolled students are enrolled in correspondence courses, except that the Secretary of Education is authorized to waive this limitation at his/her discretion in the case of colleges offering two- or four-year programs leading to an associate or bachelor degree. Department of Education regulations grant an automatic waiver for degree-granting institutions where students enrolling in correspondence courses receive five percent or less of the total Title IV Program funds received by all students enrolled at the institution. The University does not anticipate that the number of students enrolled in Strayer Online courses will equal or exceed one half of the University's total enrollment, or that the number of courses offered through Strayer Online will equal or exceed the total number of courses offered on its campuses. The University will monitor enrollment in and the offering of courses through Strayer Online to ensure that the prescribed limits are not exceeded.

CHANGE IN OWNERSHIP RESULTING IN A CHANGE OF CONTROL

    Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. The D.C. Education Licensure Commission may require an institution licensed by it to apply to amend its license prior to a change in ownership. The applicable laws and regulations of Virginia and Maryland do not specifically address reporting of changes in ownership. The University's accrediting agency, Middle States, requires institutions that it accredits to inform it in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to Middle States include changes in the legal status, ownership or form of control of the institution, such as the sale of a proprietary institution. Middle States must approve a substantive change in advance in order to include the change in the institution's accreditation status.

    The HEA provides that an institution which undergoes a change in ownership resulting in a change of control loses its eligibility to participate in the Title IV Programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV Program funds during the period prior to recertification. The 1998 HEA amendments provide that the Department of Education may provisionally certify an institution seeking approval of a change of ownership based on preliminary review by the Department of a materially complete application received by the Department within ten business days of the transaction. The Department may continue such provisional certification on a month-to-month basis until it has rendered a decision on the institution's recertification application. The HEA defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly-traded corporation, the securities of which are required to be registered under the Exchange Act, such as the Company, the Department of Education regulations implementing the HEA define a change in ownership resulting in a change of control as occurring when a change of control of the corporation takes place that gives rise to the obligation on the part of the corporation to file a Form 8-K with the SEC notifying that agency of the change of control.

    As of December 31, 1998, Ron K. Bailey owned approximately 51.8% of the Company's outstanding stock jointly with his wife. If Mr. or Mrs. Bailey were to die, the surviving spouse would become the sole owner of those shares. The HEA and Department of Education implementing regulations allow a change in ownership upon the retirement or death of an owner to be treated as not resulting in a change of control if it involves the sale or transfer of the owner's ownership interest to a family member or to a person with an ownership interest who has been involved in the management of the institution for at least two years. However, the Department of Education requires schools to report such events to the Department of Education for review. District of Columbia, Virginia and Maryland law and Middle States policies do not specifically address changes in ownership resulting from the retirement or death of an owner. However, it is possible that one or more of these regulatory bodies would consider such a change in ownership to be a substantive change that must be reported by the institution and would require review or reauthorization of the institution.

    Under INS regulations, if a school that is approved to admit foreign students changes ownership, approval will be automatically withdrawn 60 days after the change of ownership unless the school files a new petition for school approval within 60 days of that change of ownership. If, after conducting a review, the INS district director finds that the school's approval should not be continued, the district director must institute proceedings to withdraw the school's approval. The University currently has INS approval to admit foreign students.

    If the University underwent a change of control that required re-approval by any state authority, Middle States or any federal agency, and any required regulatory approval were significantly delayed, limited or denied, there could be a material adverse effect on the University's ability to offer certain educational programs, award certain degrees or diplomas, operate one or more of its locations, admit certain students or participate in Title IV Programs, which in turn would materially and adversely affect the University's operations. A change that required approval by a state regulatory authority, Middle States or a federal agency could also delay the University's ability to establish new campuses or educational programs and may have other adverse regulatory effects. Furthermore, the suspension from Title IV Programs and the necessity of obtaining regulatory approvals in connection with a change of control may materially limit the University's flexibility in future financing or acquisition transactions.

VETERANS BENEFITS

    Pursuant to federal law providing benefits for veterans and reservists, the University is approved for education of veterans and members of the selective reserve and their dependents by the state approving agency in the District of Columbia, Maryland, and Virginia.

TAX REFORM ACT OF 1997

    In August 1997, Congress passed the Tax Reform Act of 1997 ("Act") which extended benefits associated with employer-provided educational assistance and added several new tax credits and incentives for students. The Act continues the exclusion from wages of up to $5,250 of tuition reimbursement per year under the educational assistance programs provision. This provision does not apply to graduate level programs beginning after June 30, 1996, and it expires with respect to programs beginning after May 31, 2000. The Hope Scholarship Credit provides a tax credit of up to $1,500 per year per eligible student for tuition and related expenses in the first two years of post-secondary education in a degree or certificate program. The Lifetime Learning Credit provides a tax credit of up to $1,000 per year per taxpayer for tuition and related expenses for all post-secondary education, including graduate studies. Both of these credits are phased out for taxpayers with high modified adjusted gross income. The Act also provides that individuals can deduct interest paid on their student loans in the first five years of repayment, beginning with the 1998 federal income tax return. The deduction is phased out for taxpayers with high modified adjusted gross income.

ITEM 2.  PROPERTIES.

    The University leases nine of its eleven campuses, five of which are owned by corporations controlled by the Company's President and CEO, Ron K. Bailey. The leases with these corporations all have ten-year terms expiring in 2006, with three five-year renewal terms. See "Certain Transactions -- Lease of Campus Facilities" and Note 7 to the Company's consolidated financial statements. The table below sets forth certain information regarding each of the University's properties at December 31, 1998:

                                              AREA IN          LEASE EXPIRES
              LOCATION                      SQUARE FEET             YEAR
              --------                      -----------             ----
 Washington, D.C.......................        33,000               2006
                                                              Facility is owned
 Alexandria, Virginia..................        22,000              owned
 Arlington, Virginia...................        26,000               2002
 Woodbridge, Virginia..................        20,800               2006
 Manassas, Virginia....................        20,800               2006
                                                              Facility is owned
 Loudoun Campus (Ashburn, Virginia)....        33,000              owned
 Fredericksburg, Virginia..............        17,500               2006
 Takoma Park (Washington, D.C.)........        21,800               2006
 Prince George's County, Maryland......        12,000               2000
 Distance Learning (Lorton, Virginia)..        16,200               1999
 Henrico County (Glen Allen,
   Virginia)...........................        19,000               2003
 Montgomery County (Germantown, MD)....        17,000               2005

ITEM 3.  LEGAL PROCEEDINGS.

    From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company's property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were voted upon during the fourth quarter of 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Common Stock is traded on the Nasdaq National Market under the symbol "STRA." The following table sets forth, for the periods indicated, the high and low sale prices of the Company's Common Stock, as reported on the Nasdaq National Market. All sale price information has been restated to reflect the Company's November 18, 1997 3-for-2 stock split.

                                                       HIGH                LOW
                                                       ----                ---
1996:
  Third Quarter (July 25 through September 30)...    $17.88             $10.25
  Fourth Quarter.................................    $23.00             $16.38
1997:
  First Quarter..................................    $17.92             $13.08
  Second Quarter.................................    $26.33             $13.08
  Third Quarter..................................    $30.33             $23.08
  Fourth Quarter.................................    $36.00             $28.00
1998:
  First Quarter..................................    $34.75             $30.00
  Second Quarter.................................    $38.50             $33.00
  Third Quarter..................................    $35.00             $25.88
  Fourth Quarter.................................    $39.75             $25.63

    The last sales price of the Common Stock on February 26, 1999, as reported on the Nasdaq National Market, was $ 34.125 per share. As of February 26, 1999, there were approximately 37 holders of record and 2,375 non-objecting beneficial shareholders. The Company believes that there are a number of holders of Common Stock whose shares are held in nominee accounts by brokers.

    The Company has established a policy of declaring quarterly cash dividends at the rate of $0.05 per share ($0.20 annually) on the Company's Common Stock. The amount of dividends payable in the future will be reviewed periodically by the Company's Board of Directors in light of the Company's earnings, financial condition, capital needs and regulatory considerations. There is no requirement or assurance that dividends will be paid.

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

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                              1994       1995        1996       1997       1998
                                              ----       ----        ----       ----       ----
INCOME STATEMENT DATA:
   Total Revenues........................    $34,257     $38,196    $45,005    $53,131     $62,872
                                             -------     -------    -------    -------     -------
  Costs and expenses
     Instruction and educational support.     14,740      16,168     17,808     19,738      22,355
     Selling and promotion...............      3,667       4,281      4,457      5,476       5,923
     General and administration(1).......     10,648      11,571      6,749      7,232       8,387
                                              ------      ------    -------    -------     -------
                                              29,055      32,020     29,014     32,446      36,665
                                              ------      ------    -------    -------     -------
  Income from operations.................      5,202       6,176     15,991     20,685      26,207
  Investment and other income............        350         875      1,061      2,764       3,180
                                             -------     -------    -------    -------     -------
  Income before income taxes.............      5,552       7,051     17,052     23,449      29,387

  Provision for income taxes(2)..........         --          --      2,740      9,012      11,440
                                             -------     -------    -------    -------     -------
  Net income.............................    $ 5,552     $ 7,051    $14,312    $14,437     $17,947
                                             =======     =======    =======    =======     =======
  Cash dividends per common share                                     $0.04      $0.17       $0.23
                                                                      =====      =====       =====
PRO FORMA DATA:(3)

  Income before income taxes.............                           $17,052
  Income taxes...........................                             6,649
                                                                      -----
  Net income.............................                           $10,403
                                                                    =======
NET INCOME PER SHARE (PRO FORMA FOR 1996)

  Basic..................................                           $  0.84    $  0.96      $ 1.15
                                                                    =======    =======      ======
  Diluted................................                           $  0.83    $  0.93      $ 1.12
                                                                    =======    =======      ======
WEIGHTED AVERAGE SHARES OUTSTANDING(4)

  Basic..................................                            12,425     15,037      15,626
                                                                     ======     ======      ======
  Diluted................................                            12,593     15,590      16,063
                                                                     ======     ======      ======
OPERATING DATA:

  Enrollment(5) .........................      6,800       7,400      8,200      9,400      10,400

                                                             AT DECEMBER 31,
                                                             ---------------
                                              1994       1995        1996       1997       1998
                                           ---------- ----------  ---------- ---------- -------
BALANCE SHEET DATA:

  Cash and cash equivalents..............   $  5,564   $  8,992    $ 11,777   $ 15,934   $  18,614
  Working capital........................      5,934      8,327      15,574     20,600       23,363
  Total assets...........................     19,824     25,878      47,822     78,248       97,146
  Long-term liabilities..................         --         --         189        137          330
  Total liabilities......................     10,487     10,539      12,411     13,125       15,501
  Total stockholders' equity.............      9,337     15,339      35,411     65,123       81,645

----------

(1) Includes bonus payments to the former stockholder of the University (the "S Corporation Stockholder") of $5.5 million in 1994, and $6.2 million in 1995 for the payment of income taxes by the S Corporation Stockholder on undistributed S Corporation income. In connection with the Company's initial public offering, effective July 25, 1996, the Company acquired the University and ELP, as a result of which the University and ELP changed their tax status from S Corporations to C Corporations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Background and Overview."

(2) Historical data for 1994 through 1995 do not reflect any provision for income taxes. The University and ELP were S Corporations during such periods and therefore were not subject to income tax.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed elsewhere in the Company's Form 10-K dated December 31, 1998 as filed with the Securities and Exchange Commission.

BACKGROUND AND OVERVIEW

    The University is a regional proprietary institution of higher education offering undergraduate and graduate degree programs at eleven campuses in the greater Washington, D.C. area. The Company was incorporated in May 1996 to acquire all of the outstanding capital stock of the University and ELP from Mr. and Mrs. Ron K. Bailey, the previous sole stockholders of the University. Upon completion of the Company's initial public offering in July 1996, the University and ELP, which administers the SEL Program, became direct subsidiaries of the Company.

    Revenues, operating income, and pro forma net income have increased in each of the last three years. From 1995 through 1998, revenues increased approximately 64.6%, operating income increased approximately 324.3%, and net income increased 154.5%. Over the three-year period, tuition revenue accounted for approximately 97.4% of total revenue. The number of students increased approximately 41.0% from 7,419 at the beginning of the 1995 Fall quarter to 10,449 at the beginning of the 1998 Fall quarter, and tuition rates increased approximately 14.8% over the last three years.

    The University's principal source of revenue is tuition collected from its students. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students generally must pay the entire tuition for each course prior to the beginning of the quarter. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition. When students register for courses, tuition is recorded as unearned tuition, which is recognized as courses are taught through the academic quarter. Revenues also consist in part of fees and other revenues derived principally from application fees, "no show" fees, and bookstore sales. When a student registers for a course but does not attend any classes, the University may have no place in the course for another student and therefore imposes a "no show" fee on the registered student. Beginning in 1998, the Company contracted out its bookstore operations to a third party. Unless otherwise indicated, student enrollment information presented herein reflects enrollment as of the beginning of the Fall academic quarter for the applicable year, which is the beginning of the academic year and the industry practice for measuring enrollments at educational institutions.

    The University records tuition receivable when students register for the academic quarter, generally prior to the end of the previous academic quarter. Because the University's academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due is charged against the allowance. The University's historical bad debt expense related to tuition receivable as a percentage of revenue for the years ended December 31, 1996, 1997, and 1998 was 1.8%, 2.6%, and 2.9%, respectively.

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

RESULTS OF OPERATIONS

    The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

                                                  YEAR ENDED DECEMBER 31,
                                                1996         1997       1998
                                              --------    ---------   -------
 Net Revenues:                                100.0%      100.0%      100.0%
                                              ------      ------      ------
 Costs and expenses:
   Instruction and educational support...      39.6        37.1        35.6
   Selling and promotional...............       9.9        10.3         9.4
   General and administration............      15.0        13.6        13.3
                                              ------      ------      ------
 Income from operations..................      35.5        39.0        41.6
 Investment and other income.............       2.4         5.2         5.1
                                              ------      ------      ------
 Income before taxes.....................      37.9        44.2        46.7
 Provision for income taxes..............       6.1        17.0        18.2
                                              ------      ------      ------
 Net income..............................      31.8%       27.2%       28.5%
                                              ======      ======      ======

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Revenues. Revenues increased 18.3% from $53.1 million in 1997 to $62.9 million in 1998 due to a 10.9% increase in the number of students in 1998 and a 6.0% tuition increase for 1998.

    Instruction and educational support expenses. Instruction and educational support expenses increased 13.3% from $19.7 million in 1997 to $22.4 million in 1998 due to an increase in the number of personnel to support increased enrollment, salary increases and the addition of the Henrico County, Virginia and Montgomery County, Maryland campuses.

    Selling and promotional expenses. Selling and promotional expenses increased 8.2% from $5.5 million in 1997 to $5.9 million in 1998 due principally to increased advertising costs, and the addition of admissions personnel.

    General and administration expenses. General and administration expenses increased 16.0% from $7.2 million in 1997 to $8.4 million in 1998 due principally to the addition of administrative personnel in order to support increased enrollments and the addition of the Henrico County, Virginia and Montgomery County, Maryland campuses.

    Income from operations. Income from operations increased 26.6% from $20.7 million in 1997 to $26.2 million in 1998. This increase was primarily due to the increase in student enrollment and tuition in 1998.

    Provision for income taxes. Income tax expense increased 26.9% from $9.0 million in 1997 to $11.4 million in 1998. This increase was primarily due to the increase in income before taxes attributable to the factors discussed above.

    Net income. Net income increased 24.3% from $14.4 million in 1997 to $17.9 million in 1998 because of the factors discussed above.

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

SEASONALITY

    The Company's quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth, or Fall, quarter, and lowest in the third, or Summer, quarter. In 1998, enrollments at the beginning of the Winter, Spring, Summer and Fall academic quarters were 9,412, 9,317, 6,686 and 10,449, respectively. Costs generally are not affected by the seasonal factors and do not vary significantly on a quarterly basis. To some extent, however, instructional and educational support expenses are lower in the third quarter because fewer part-time faculty are needed.

    The following table sets forth the Company's revenues on a quarterly basis for the years ended December 1996, 1997, and 1998.

                                QUARTERLY REVENUE
                             (DOLLARS IN THOUSANDS)

                                  1996                  1997                 1998
                           ------------------    -------------------   --------------------
   THREE MONTHS ENDED      AMOUNT    PERCENT      AMOUNT    PERCENT      AMOUNT    PERCENT
 ---------------------    --------  ---------    --------  ---------   ---------  ---------
 March 31............     $ 12,415    28%       $ 13,773       26%      $ 16,849      27%
 June 30.............       11,614     26         13,639       25         16,375      26
 September 30........        8,305     18         10,030       19         11,783      18
 December 31.........       12,671     28         15,689       30         17,865      29
                          --------    ---       --------      ---       --------     ---
 Total for Year......     $ 45,005    100%      $ 53,131      100%      $ 62,872     100%
                          ========    ===       ========      ===       ========     ===

LIQUIDITY AND CAPITAL RESOURCES

    During 1998, the Company generated cash of $19.0 million from operating activities. Investing activities used cash of $15.2 million, principally for the purchase of property and equipment, including the Alexandria, Virginia campus, and marketable securities. Cash used by financing activities was $1.2 million for dividend payments of $2.8 million and repurchase of $2.4 million of common stock, offset by proceeds for the exercise of stock options, including tax benefits, of $4.0 million.

    At December 31, 1998, the Company had cash and cash equivalents and marketable securities of $64.0 million compared to $52.8 million at December 31, 1997. In addition, the Company has available a $10.0 million credit facility from a bank. The Company believes that existing cash and cash equivalents, marketable securities, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

YEAR 2000

         The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs that have been written using six digits (e.g., 12/31/99), rather than eight (e.g., 12/31/1999), to define the applicable year of business. This date definition limitation could, unless corrected, cause some computer programs, hardware and non-information technology systems to be unable to process information containing dates after December 31, 1999.

         The Company has completed the identification and assessment of most of its IT systems, and those systems have been modified by the suppliers of those systems to address Year 2000 issues. In no case is a system replaced solely because of Year 2000 issues, although in some cases, the timing of system replacement is being accelerated. In addition to its internal systems, the Company has begun to assess the level of Year 2000 issues with its suppliers. The Company has also started its identification and assessment of its non-IT systems, which include its telephone systems, heating and air-conditioning, elevators and other business equipment. This non-IT systems assessment should be completed by June 30, 1999.

         The Company's costs to date for its Year 2000 compliance project, excluding the salaries of its employees, have not been material. In fact, the Company's IT systems have been modified by the suppliers of those systems and such modifications were included as part of normal upgrades of those systems. Although the Company has not completed its assessment, it does not currently believe that the future costs associated with its remaining IT systems or its non-IT systems will be material.

         The Company has begun to assess the Year 2000 readiness of its banking and governmental agencies to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly remediate their own Year 2000 issues. The Company derives a significant portion of its revenues from the student funding provided by Title IV Programs. The Department of Education processes the applications for this funding. The Department of Education has stated that its systems will be Year 2000 compliant by March 31, 1999 and that schools will be able to test the remediated systems during the first half of 1999. In January 1999, the Department reported that 12 of its 14 mission-critical systems were Year 2000 compliant and that the remaining two systems would be Year 2000 compliant by March 31, 1999. The Department's Office of the Inspector General has supported the Department's conclusion that all of its mission-critical systems related to student financial aid delivery will be Year 2000 compliant by March 31, 1999. In the most recent report card of Year 2000 progress for federal agencies, the House Subcommittee on Government Management, Information, and Technology gave the Department of Education a grade of "A-."

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company invests its excess cash in marketable securities and certificates of deposit. At December 31, 1998 the Company's investments include certificates of deposit, money market funds, U.S. Government obligations (primarily fixed income securities) and high-quality equity securities. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of December 31, 1998. The Company has not used derivative financial instruments in its investment portfolio.

    Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 1998, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in certificates of deposit or interest earning marketable securities. In addition, as of December 31, 1998, a 10% decrease in market values would not have a material impact on the Company's future earning, fair values, financial position or cash flows related to investments in marketable equity securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  PAGE
                                                                                                  ----
  Strayer Education, Inc.
   Independent Accountant's Report......................................................          22
   Consolidated Balance Sheets as of December 31, 1997 and 1998.........................          23
   Consolidated Statements of Income for each of the three years in the period ended
      December 31, 1998.................................................................          24
   Consolidated Statements of Stockholders' Equity for each of the three years in the
      period ended December 31, 1998....................................................          25
   Consolidated Statements of Comprehensive Income for each of the three years in the
      period ended December 31, 1998....................................................          26
   Consolidated Statements of Cash Flows for each of the three years in the period
      ended December 31, 1998...........................................................          27
   Notes to Consolidated Financial Statements...........................................          28
  Schedule II -- Valuation and Qualifying Accounts......................................          34

    All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT ACCOUNTANTS REPORT

Strayer Education, Inc. Board of Directors and Stockholders

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the "Company") at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                    PricewaterhouseCoopers  LLP

Washington, D.C.
January 29, 1999

                             STRAYER EDUCATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                        1997                1998
                                                                                     ---------             -------
                                  ASSETS
Current assets:
  Cash and cash equivalents...............................................           $ 15,934              $ 18,614
  Marketable securities available for sale, at market.....................              5,018                 6,420
  Short-term investments -- restricted....................................                879                   922
  Tuition receivable, net of allowances for doubtful accounts of $230 and
     $295, respectively...................................................             10,063                11,812
  Inventories.............................................................              1,018                    --
  Income taxes receivable.................................................                 --                   275
  Other current assets....................................................                676                   491
                                                                                     --------              --------
          Total current assets............................................             33,588                38,534

Student loans receivable, net of allowances for losses....................              4,438                 5,524
Property and equipment, net...............................................              8,113                13,880
Marketable securities available for sale, at market.......................             31,877                38,986
Other assets..............................................................                232                   222
                                                                                     --------              --------
          Total assets....................................................           $ 78,248              $ 97,146
                                                                                     ========              ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................           $    380              $    166
  Accrued expenses........................................................                829                   943
  Dividends payable.......................................................                 --                   789
  Unearned tuition........................................................             11,779                13,273
                                                                                    ---------             ---------
          Total current liabilities.......................................             12,988                15,171
Deferred income taxes.....................................................                137                   330
                                                                                     --------              --------
          Total liabilities...............................................             13,125                15,501
                                                                                     --------              --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized,  no
shares issued or Outstanding..............................................                 --                    --
 Common stock, par value $.01; 50,000,000 shares authorized; 15,542,105 and 15,774,477 shares issued and outstanding in 1997 and 1998,
respectively..............................................................                156                   158
  Additional paid-in capital..............................................             48,762                50,470
  Retained earnings.......................................................             15,922                30,274
  Accumulated other comprehensive income..................................                283                   743
                                                                                     --------              --------
          Total stockholders' equity......................................             65,123                81,645
                                                                                     --------              --------
          Total liabilities and stockholders' equity......................           $ 78,248              $ 97,146
                                                                                     ========              ========

                      The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                    1996          1997           1998
                                                -----------   -----------     ---------
 Revenues.....................................    $45,005       $53,131        $ 62,872
                                                  -------       -------        --------

 Costs and expenses:
   Instruction and educational support........     17,808        19,738          22,355
   Selling and promotion......................      4,457         5,476           5,923
   General and administration.................      6,749         7,232           8,387
                                                  -------       -------      ----------
                                                   29,014        32,446          36,665
                                                  -------       -------      ----------
   Income from operations.....................     15,991        20,685          26,207
 Investment and other income..................      1,061         2,764           3,180
                                                  -------       -------      ----------
   Income before income taxes.................     17,052        23,449          29,387
 Provision for income taxes...................      2,740         9,012          11,440
                                                  -------       -------      ----------
   Net income.................................    $14,312       $14,437      $   17,947
                                                  =======       =======      ==========
 PRO FORMA INFORMATION:
   Income before income taxes.................    $17,052
   Income taxes...............................      6,649
                                                  -------
   Net income.................................    $10,403
                                                  =======
 NET INCOME PER SHARE (PRO FORMA IN 1996):
   Basic......................................    $0.84         $0.96          $  1.15
   Diluted....................................    $0.83         $0.93          $  1.12

                      The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                             COMMON STOCK                 ADDITIONAL
                                                     ----------------------------           PAID-IN
                                                      SHARES              AMOUNT            CAPITAL
                                                      ------              ------          -----------
Balance, December 31, 1995...................              563               $6             $2,100
  Formation of Strayer
     Education, Inc..........................            1,500               --                  1
  Exchange of Strayer Education, Inc.
     common stock for Strayer
     University, Inc. common stock...........        8,997,937               84               (84)
  Proceeds from sale of common
     stock, net of offering expenses of
     $3,187..................................        5,175,000               52             31,261
  Payment to stockholder for
     acquisition of ELP......................               --               --              (943)
  Distributions to stockholders..............               --               --            (1,188)
  Dividends ($0.04 per share)................               --               --                 --
  Net unrealized gains on
     marketable securities...................               --               --                 --
  Net income.................................               --               --                 --
                                                    ----------        ---------        -----------
Balance, December 31, 1996...................       14,175,000              142             31,147
   Proceeds from sale of
     common stock, net of
     offering expenses of $1,189.............        1,158,750               12             15,021
   Exercise of stock options.................          208,355                2              1,387
   Reimbursement of prior year
     distribution to stockholders............               --               --                 --
   Dividends ($0.17 per share)...............               --               --                 --
   Tax benefit from exercise of
      stock options..........................               --               --              1,207
   Net unrealized gains on
      marketable securities..................               --               --                 --
   Net income................................               --               --                 --
                                                    ----------        ---------        -----------
Balance, December 31, 1997...................       15,542,105              156             48,762
   Exercise of stock options.................          303,872                3              2,096
   Repurchase of common stock................         (71,500)              (1)            (2,388)
   Dividends ($0.23 per share)...............               --               --                 --
   Tax benefit from exercise of
      stock options..........................               --               --              2,000
   Net unrealized gains on
     marketable securities...................               --               --                 --
   Net income................................               --               --                 --
                                                    ----------        ---------        -----------
Balance, December 31, 1998...................       15,774,477             $158            $50,470
                                                    ==========        =========        ===========


                                                                        ACCUMULATED
                                                                           OTHER
                                                       RETAINED        COMPREHENSIVE
                                                       EARNINGS           INCOME           TOTAL
                                                       --------        -------------      ------
Balance, December 31, 1995...................           $13,075             $158          $15,339
  Formation of Strayer
     Education, Inc..........................                --               --                1
  Exchange of Strayer Education, Inc.
     common stock for Strayer
     University, Inc. common stock...........                --               --               --
  Proceeds from sale of common
     stock, net of offering expenses of
     $3,187..................................                --               --           31,313
  Payment to stockholder for
     acquisition of ELP......................             (117)               --          (1,060)
  Distributions to stockholders..............          (22,788)               --         (23,976)
  Dividends ($0.04 per share)................             (591)               --            (591)
  Net unrealized gains on
     marketable securities...................                --               73               73
  Net income.................................            14,312               --           14,312
                                                         ------      -----------           ------
Balance, December 31, 1996...................             3,891              231           35,411
   Proceeds from sale of
     common stock, net of
     offering expenses of $1,189.............                --               --           15,033
   Exercise of stock options.................                --               --            1,389
   Reimbursement of prior year
     distribution to stockholders............                84               --               84
   Dividends ($0.17 per share)...............           (2,490)               --          (2,490)
   Tax benefit from exercise of
      stock options..........................                --               --            1,207
   Net unrealized gains on
      marketable securities..................                --               52               52
   Net income................................            14,437               --           14,437
                                                         ------      -----------           ------
Balance, December 31, 1997...................            15,922              283           65,123
   Exercise of stock options.................                --               --            2,099
   Repurchase of common stock................                --               --          (2,389)
   Dividends ($0.23 per share)...............           (3,595)               --          (3,595)
   Tax benefit from exercise of
      stock options..........................                --               --            2,000
   Net unrealized gains on
     marketable securities...................                --              460              460
   Net income................................            17,947               --           17,947
                                                         ------      -----------           ------
Balance, December 31, 1998...................           $30,274             $743          $81,645
                                                        =======      ===========          =======

                      The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                      1996          1997         1998
                                                                  -----------   -----------   ---------
        Net income...........................................       $14,312       $14,437       $17,947
        Other comprehensive income:
            Unrealized gains on investments, net of taxes....            73            52           460
                                                                     ------        ------      --------
        Comprehensive income.................................       $14,385       $14,489      $ 18,407
                                                                  =========     =========    ==========

                      The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                           1996          1997           1998
                                                                       -----------   -----------     ----------
Cash flows from operating activities:
  Net income.................................................           $ 14,312       $ 14,437       $ 17,947
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...........................              1,021          1,236          1,625
     Provision for student loan losses.......................                205            325            353
     Deferred income taxes...................................                (75)          (174)          (147)
     Other non-cash charges..................................                 --             --             75
  Changes in assets and liabilities:
     Short-term investments -- restricted....................                (87)           (72)           (43)
     Tuition receivable, net.................................             (1,050)        (1,140)        (1,749)
     Inventories.............................................               (198)           (95)         1,018
     Income taxes receivable.................................                 --             --           (275)
     Other current assets....................................               (161)          (279)           238
     Other assets............................................                 --           (138)            10
     Trade accounts payable..................................                (28)            48           (214)
     Accrued expenses........................................                 64             89            114
     Unearned tuition........................................              1,646            629          1,494
  Student loans originated or acquired.......................             (3,314)        (4,078)        (4,293)
  Collections on student loans receivable....................              1,030          2,114          2,854
  Proceeds from sale of loans................................                212             --             --
                                                                        --------       --------       --------
          Net cash provided by operating activities..........             13,577         12,902         19,007
                                                                        --------       --------       --------
Cash flows from investing activities:
  Purchases of property and equipment........................             (5,208)        (2,286)        (7,392)
  Purchases of marketable securities.........................            (16,640)       (34,380)       (19,739)
  Maturities of marketable securities........................              5,370         12,698         11,975
                                                                        --------       --------       --------
          Net cash used in investing activities..............            (16,478)       (23,968)       (15,156)
                                                                        --------       --------       --------
Cash flows from financing activities:
  Distributions to stockholders..............................            (23,976)            84             --
  Dividends paid.............................................               (591)        (2,490)        (2,806)
  Proceeds from sale of common stock and additional capital
     contributions by ELP stockholder........................             31,313         15,033             --
  Proceeds from exercise of stock options, including tax
     Benefits................................................                 --          2,596          4,024
  Repurchase of common stock.................................                 --             --         (2,389)
  Acquisition of ELP.........................................             (1,060)            --             --
                                                                        --------       --------       --------
          Net cash provided by (used in) financing activities              5,686         15,223         (1,171)
                                                                        --------       --------       --------
          Net increase in cash and cash requirements.........              2,785          4,157          2,680
Cash and cash equivalents -- beginning of year...............              8,992         11,777         15,934
                                                                        --------       --------       --------
Cash and cash equivalents -- end of year.....................           $ 11,777       $ 15,934       $ 18,614
                                                                        ========       ========       ========



                      The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

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

    The University is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its eleven campuses in the District of Columbia, Maryland and Virginia. Through its subsidiary Education Loan Processing, Inc. (ELP), the Company provides student loans for the University's students. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as non-current consistent with industry practice.

Principles of Consolidation

      The consolidated financial statements include the accounts of Strayer Education, Inc. and its subsidiaries, the University, ELP, and Professional Education, Inc. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents

    Cash and cash equivalents consist of operating cash and cash invested in U.S. government obligations. The Company places its cash and temporary cash investments with high quality credit institutions. The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

Investments

    The Company's investments in marketable securities are considered "available-for-sale," and, as such, are stated at market value. The net unrealized gains and losses are reported as a component of accumulated comprehensive income in stockholders' equity. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

Tuition Revenues

    Tuition income is deferred at the time of registration and is recognized as income, net of any refunds or withdrawals, throughout each respective quarter session. Advance registrations for the next quarter are shown as unearned tuition.

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

Concentration of Credit Risk

    The Company places its cash and temporary cash investments with high credit quality institutions. At times cash and cash equivalent balances may be in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents.

                             STRAYER EDUCATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University's student base in the greater Washington, D.C. area. The University establishes an allowance for doubtful tuition accounts based upon historical trends and other information.

    Student loans are receivable from the University's students. The Company performs credit evaluations and requires cosigners in some instances to minimize credit risk.

Inventories

    Beginning in 1998, the Company contracted out its bookstore operations to a third party, "MBS Direct". The Company no longer maintains any bookstore inventory. Prior to 1998, inventories, which consisted of books and supplies held in campus bookstores, were valued at the lower of cost or market. Cost was determined using the first-in, first-out (FIFO) method.

Property and Equipment

    Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation amounted to $1,021,000, $1,236,000 and $1,625,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

Income Taxes

    Prior to July 30, 1996, the financial statements of the Company did not include a provision for income taxes because the taxable income of the University and ELP was included in the income tax returns of the stockholders under S Corporation elections. A provision for corporate income taxes is presented for all periods subsequent to July 30, 1996.

    In connection with the formation of Strayer Education, Inc., the initial public offering of the Company's common stock, and the acquisition of the University and ELP by Strayer Education, Inc., effective July 25, 1996, the University and ELP were no longer treated as S Corporations for tax purposes. The Compant now provides for deferred income taxes based on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

Net Income Per Share

    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows.

                                                1996             1997          1998
                                                ----             ----          ----
                                             (Pro forma)
Weighted average shares outstanding
     used to compute basic earnings per
     share................................   12,424,812       15,037,002    15,626,274
Incremental shares issuable upon the
     assumed exercise of stock options....      167,844          552,774       436,982
                                             ----------       ----------    ----------
Shares used to compute diluted earnings
     per share............................   12,592,656       15,589,776    16,063,256
                                             ==========       ==========    ==========

    Incremental shares issuable upon the assumed exercise of outstanding stock options is computed using the average market price during the related periods.

    Pro forma weighted average shares outstanding reflect the acquisition of the University by the Company in exchange for 8,998,500 shares of common stock, as if it had occurred on January 1, 1996. Subsequent to the closing of the initial public offering, the Company made a distribution to the stockholders of the University in respect of earnings previously subject to income tax during the University's period as an S Corporation (the "S Corp. Distribution"). As a result, pro forma weighted average shares outstanding also give effect to the increase in the number of shares which, when multiplied by the net per share proceeds of the offering, would have been necessary to fund distributions to the stockholders, including the S Corp. Distribution, during the twelve months ended July 1996, to the extent that such distributions exceeded net income during the same period. Diluted income per share was not significantly different from the basic amount. Historical net income per share is presented in Note 9.

                             STRAYER EDUCATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. Actual results could differ from those estimates.

Common Stock Split

    During 1997, the Company's Board of Directors approved a 3-for-2 stock split. The stock dividend was paid on November 18, 1997 to shareholders of record on November 4, 1997. All prior share and per share information in the financial statements have been changed to give effect to this stock split.

Comprehensive Income

    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) effective January 1, 1998, which requires additional reporting with respect to certain changes in assets and liabilities that previously were reported in stockholders' equity. Accordingly, the Company has included Consolidated Statements of Comprehensive Income for the years ended December 31, 1996, 1997, and 1998, respectively.

Reclassifications

    Certain prior year amounts have been reclassified to conform to the 1998 presentation. These changes had no impact on previously reported results of operations.

2.  INVESTMENTS

Short-Term Investments -- Restricted

    The U.S. Department of Education requires Title IV Program loan funds collected in excess of amounts due for tuition to be kept in a cash or cash equivalent account until such amounts are required to be remitted to students. These funds are invested in short-term U.S. Treasury Notes.

Marketable Securities

The cost and market value for each class of investments at December 31, 1997 and 1998 are as follows (in thousands):

                                                                              1997
                                                      ----------------------------------------------------
                                                                      GROSS         GROSS
                                                                    UNREALIZED    UNREALIZED       MARKET
                                                       COST           GAINS         LOSSES         VALUE
                                                       ----         ---------       ------         -----
Certificates of deposit and money
 market funds .................................       $ 3,923       $     8       $      --       $ 3,931
Fixed income investments ......................        23,144           201              --        23,345
Equity securities .............................         9,359           260              --         9,619
                                                      -------       -------       ---------       -------
          Total ...............................       $36,426       $   469       $      --       $36,895
                                                      =======       =======       =========       =======

                                                           1998
                                      -----------------------------------------------
                                                   GROSS         GROSS
                                                 UNREALIZED    UNREALIZED     MARKET
                                        COST       GAINS        LOSSES        VALUE
Certificates of deposit and money
 market funds ...................     $10,617     $    14     $       --      10,631
Fixed income investments ........      22,989         348             --      23,337
Equity securities ...............      10,584         854             --      11,438
                                      -------     -------     ----------     -------
          Total .................     $44,190     $ 1,216     $       --     $45,406
                                      =======     =======     ==========     =======

                             STRAYER EDUCATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.  PROPERTY AND EQUIPMENT

    The composition of property and equipment as of December 31, 1997 and 1998 is as follows (in thousands):

                               1997       1998
                               ----       ----
Land ..................     $   800     $ 2,000
Buildings .............       2,319       4,639
Furniture and equipment       7,179       9,326
Leasehold improvements        2,010       3,735
Vehicles ..............          22          22
                            -------     -------
                             12,330      19,722
     Less accumulated
        depreciation ..       4,217       5,842
                            -------     -------
                            $ 8,113     $13,880
                            =======     =======

4.  STUDENT LOANS RECEIVABLE

Student loans receivable under the Strayer Education Loan Program as of December 31, 1997 and 1998 are as follows (in thousands):

                                            1997        1998
Student loans receivable outstanding,
 including accrued Interest .........     $ 4,721      $ 5,877

Allowance for loan losses ...........        (283)        (353)
                                          -------      -------
     Student loans receivable, net ..     $ 4,438      $ 5,524
                                          =======      =======

    The interest rate on these student loans is generally 7.5%. The Company believes the carrying value of the student loans approximates their fair value. The majority of loans are lines of credit that convert to term loans upon the student's withdrawal or graduation from the University. The breakdown of the balances of these loans is as follows as of December 31,1997 and 1998:

                          1997       1998
                          ----       ----
Line of credit loans     $4,643     $5,816
Term loans                   78         61
                         ------     ------
Total                    $4,721     $5,877
                         ======     ======

    The line of credit loans require a minimum monthly payment of the greater of $50 or 3% of the outstanding loan balance, plus interest. Term loans are due in equal monthly installments of principal plus interest over 33.3 months.

5.  STOCK OPTION PLAN

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

    Stock option through December 31, 1998 is as follows:


                                          NUMBER OF SHARES
                                          ----------------
Balance, July 24, 1996 ...                          -
  Grants .................                    994,704
  Exercises ..............                          -
  Forfeitures ............                     (8,829)
                                             --------
Balance, December 31, 1996                    985,785
  Grants .................                          -
  Exercises ..............                   (208,355)
  Forfeitures ............                    (50,462)
                                             --------
Balance, December 31, 1997                    727,058
  Grants .................                     11,324
  Exercises ..............                   (303,872)
  Forfeitures ............                          -
                                             --------
Balance, December 31, 1998                    434,510
                                             --------

    At December 31, 1998, the 434,510 stock options outstanding are exercisable. All of the options have an exercise price of $6.67 per share and expire on July 25, 2001.

                             STRAYER EDUCATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    The Company accounts for the fair value of its stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Plan, since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with that method of accounting under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's pro forma net income and net income per share for the years ended December 31, 1996, 1997, and 1998 would have been decreased as indicated below (in thousands):

                              1996           1997           1998
                              ----           ----           ----
Net income:
  As reported .......     $   10,403     $   14,437     $   17,947
  Pro forma .........     $   10,204     $   14,005     $   17,054
Net income per common
share:
Basic:
  As reported .......     $     0.84     $     0.96     $     1.15
  Pro forma .........     $     0.82     $     0.93     $     1.09
Diluted:
  As reported .......     $     0.83     $     0.93     $     1.12
  Pro forma .........     $     0.81     $     0.90     $     1.06

    The fair value of each option granted in 1996 was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 1.0%; expected volatility of 35%; risk-free interest rate of 6.52%; expected term of 4 years. The fair value at date of grant was $2.27 per share. The fair value of each option granted in 1998 was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 1.0%; expected volatility of 35%; risk-free interest rate of 4.17%; expected term of 2 years. The fair value at date of grant was $20.08 per share. The remaining contractual life of the options at December 31, 1998 was 2.58 years.

6.  OTHER EMPLOYEE BENEFIT PLANS

    The University has a 401(k) profit sharing trust covering all eligible employees of the Company. Participants may defer a percentage of their salaries or make contributions up to 10% of their total compensation. Employee contributions are voluntary. Discretionary contributions are made by the University in the fourth quarter of each year, and were $119,000, $144,000 and $185,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

         In May 1998, the Company adopted the Strayer Education Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 90 percent of its market value at the date of purchase. Purchases are limited to 10 percent of an employee's eligible compensation. The aggregate number of shares of Common Stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 During 1998, 4,116 shares were purchased in the open market for employees, at an average price of $31.81 per share.

7.  COMMITMENTS AND CONTINGENCIES

    The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

    The Company has long-term operating leases for nine of its eleven campuses and other administrative locations. Rent expense was $3,371,000, $3,294,000 and $3,658,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The University has the option to buy certain of these campus properties at their fair market value as determined by independent appraisal. The Washington D.C. campuses and three of the Virginia campuses are leased from companies owned by the President and a majority stockholder of the Company. Rent paid to these companies was $2,279,000, $2,126,000 and $2,199,363 for the years ended December 31, 1996, 1997 and 1998, respectively.

                             STRAYER EDUCATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    The rents on these leases are subject to an annual increase based on a stipulated price index. The minimum rental commitments for the Company as of December 31, 1998 are as follows (in thousands):

                             TOTAL AMOUNT
                              PAYABLE TO
                   TOTAL    RELATED PARTIES
                   -----    ---------------
1999 .....       $ 4,090       $ 2,198
2000 .....         4,016         2,198
2001 .....         3,921         2,198
2002 .....         3,563         2,198
2003 .....         3,183         2,198
Thereafter         6,897         5,496
                 -------       -------
                 $25,670       $16,486
                 =======       =======

    In addition, the Company has a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company will not pay a fee for this facility, but in the event of any borrowings, an origination fee of 1% will be due on the amounts borrowed from time to time thereunder. There were no borrowings by the Company in 1998.

    On October 2, 1998, the Board of Directors authorized the Company to repurchase up to five percent of shares of its outstanding common stock at market prices, not to exceed $24 million.. The timing of stock purchases are made at the discretion of management. At December 31, 1998, the Company has repurchased 94,600 shares.

8.  INCOME TAXES

    The income tax provision for the years ended December 31, 1996, 1997 and 1998 is summarized below (in thousands).

 Current:                         1996            1997            1998
                                --------        --------        --------
  Federal ...............       $  2,088        $  7,422        $  9,620
  State .................            727           1,764           1,967
                                --------        --------        --------
                                   2,815           9,186          11,587
                                --------        --------        --------
Deferred:

  Federal ...............           (61)           (145)           (129)

  State .................           (14)            (29)            (18)
                                --------        --------        --------
                                    (75)           (174)           (147)
                                --------        --------        --------
                                $  2,740        $  9,012        $ 11,440
                                ========        ========        ========

    The tax effects of the principal temporary differences that give rise to the Companies' deferred tax asset (liability) are as follows for the years ended December 31, (in thousands):

                                                 1997        1998
                                                ------       -----
Tuition receivable and student loans ....       $ 200        $ 253
Property and equipment ..................          49          143
Unrealized gains on marketable securities       (186)        (473)
                                                -----        -----
Net deferred tax asset (liability) ......       $  63        $(77)
                                                =====        =====

    A reconciliation between the Company's statutory tax rate and the effective tax rate for the years ended December 31, 1996, 1997, and 1998 is as follows:

                                                                1996        1997         1998
                                                                ----        ----         ----
Statutory federal rate ..................................        35%         35%         35%
State income taxes, net of federal benefits .............         5%          5%          5%
Effect of prior year accruals ...........................        --         (2%)        (1%)
Income attributable to period during which the University
 and ELP were S Corporations .............................      (24%)         --          --
                                                                ---         ---         ---
Effective tax rate ......................................        16%         38%         39%
                                                                ===         ===         ===

    Cash payments for income taxes were $2,809,000 in 1996, $8,147,000 in 1997 and $9,552,000 in 1998.

    Pro forma income taxes reflect the application of statutory corporate income tax rates to the net income of the University and ELP as if the termination of the S Corporation status of the Company had occurred on January 1, 1996.

                             STRAYER EDUCATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

    The components of the pro forma income tax provision as of December 31, 1996, are as follows (in thousands):

Current                       1996
                             ------
  Federal ............       $ 5,526
  State ..............         1,198
                             -------
                               6,724
Deferred .............           (75)
                             -------
                             $ 6,649
                             =======

9.  HISTORICAL NET INCOME PER SHARE

    Historical net income per share for the year ended December 31, 1996, after giving effect to the merger of the University and the Company and the 3-for-2 stock split, is as follows:


                                          1996
                                          ----
Historical net income (000) ...       $    14,312
Net income per share:
   Basic ......................       $      1.28
   Diluted ....................       $      1.26
Weighted average shares
outstanding
   Basic ......................        11,197,602
   Diluted ....................        11,365,446

10.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial information for 1997 and 1998 is as follows (in thousands except per share data):

          1997                           QUARTER
-----------------------  -------------------------------------
                           FIRST   SECOND      THIRD    FOURTH
                         -------- --------   --------  -------
Total revenues.........  $13,773   $13,639    $10,030   $15,689
Income from operations.    6,406     6,140      1,440     6,699
Net income.............    4,182     4,166      1,653     4,436
Net income per share:
   Basic...............     0.29      0.27       0.11      0.29
   Diluted.............     0.28      0.27       0.10      0.28

           1998                                     QUARTER
 -----------------------      --------------------------------------------------
                               FIRST         SECOND         THIRD        FOURTH
                              --------      --------      --------       -------
 Total revenues ........       $16,849       $16,375       $11,783       $17,865
 Income from operations          8,109         7,310         2,278         8,510
 Net income ............         5,376         4,924         1,890         5,757
 Net income per share:
         Basic .........       $  0.35       $  0.32       $  0.12       $  0.36
         Diluted .......       $  0.34       $  0.31       $  0.12       $  0.35


                             STRAYER EDUCATION, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                              BALANCE     ADDITIONS                       BALANCE
                                            BEGINNING OF  CHARGED TO                      END OF
           DESCRIPTION                         PERIOD      EXPENSE      DEDUCTIONS        PERIOD
           -----------                         ------      -------      ----------        ------
Deduction from asset account:
  Allowance for doubtful accounts:
     Year ended December 31, 1998 ....          $230         1,302       $(1,237)          $295
     Year ended December 31, 1997 ....           164         1,379       $(1,313)           230
     Year ended December 31, 1996 ....           155           788          (779)           164
  Allowance for loan losses:
     Year ended December 31, 1998 ....           283           213          (143)           353
     Year ended December 31, 1997 ....           147           325          (189)           283
     Year ended December 31, 1996 ....            49           205          (107)           147

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers and directors of the Company:


          NAME            AGE            POSITION
          ----            ---            --------
  Ron K. Bailey.......    58       CEO, President, Director
  Harry T. Wilkins....    42       Chief Financial Officer
  Stanley G. Elmore...    57       Chairman of the Board of
                                     Directors
  Todd A. Milano......    46       Director, Treasurer
  Jennie D. Seaton....    69       Director
  Roland Carey........    59       Director
  Donald T. Benson....    55       Director
  G. Thomas Waite, III    47       Director
  Charlotte Beason....    51       Director

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

    Donald T. Benson has been a director of the Company since July 1996. Mr. Benson has been a member of the Board of Trustees of the University since 1992. Mr. Benson serves as Senior Vice President, Human Resources of Methodist Health Care System in Houston, Texas. From 1997 to 1998, Mr. Benson was Vice President, Human Resources and Administration of Coventry Corporation. Mr. Benson was Vice President, Human Resources, of Aetna Inc. from 1992 to 1997.

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

CERTAIN SIGNIFICANT EMPLOYEES OF THE UNIVERSITY

    The following information is supplied with respect to certain other significant employees of the University:

    Dr. Donald Stoddard, 62, is the President of Strayer University. He was a director of the Company from July 1996 to July 1997. Dr. Stoddard has been a member of the Board of Trustees of the University since 1995. Dr. Stoddard was a Professor, Department of English, Anne Arundel Community College, from 1990 to 1997. From 1979 to 1990, Dr. Stoddard was the Coordinator, Collegiate Institutional Approval, of the Maryland Higher Education Commission.

    Younes P. Benab, Ph.D., 61, is the Academic Dean of the University, a position he has held since 1986.

    J. Chris Toe, Ph.D., 44, has been the Administrative Dean of the University since 1997. From 1994 to 1997, Dr. Toe was the Director, Graduate Programs of the University. Dr. Toe joined the University in 1993 as an adjunct professor, becoming a full-time professor in 1994. Prior to joining the University, Dr. Toe was an independent consultant.

    Marla Boulter, 43, is the University's Director of Public Relations, a position she has held since 1995. Ms. Boulter joined the University in 1990 as an accountant and was the University's Director of Marketing from 1991 to 1995.

    Robert E. Farmer, 60, is the Director of Human Resources of the University, a position he has held since 1995. Mr. Farmer was the Campus Coordinator of the Arlington campus from 1992 until 1995, and was the Director of Admissions at that campus from 1990 to 1992. Mr. Farmer is a certified Professional in Human Resources (PHR).

    Piroj Piboolnuruk, 44, is the University's Director of Information Management, a position he has held since 1992. Mr. Piboolnuruk was the University's coordinator of Administrative Services from 1986 to 1992.

    John Tucker, 58, is the University's Director of Distance Learning, a position he has held since 1995. Mr. Tucker has been on the faculty of the University as an Adjunct Professor since 1974 and was a director of systems engineering with the Internal Revenue Service from 1988 to 1995. He is a certified computer professional and has an extensive background as an educator in distance learning.

    Christopher Symanoskie, 27, is the Manager of Investor Relations, a position he has held since May 1998. Prior to his employment at Strayer, Mr. Symanoskie was the Manager of Financial Information at Callahan & Associates, a Washington DC based consulting firm, from 1996 to 1998.

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

COMPENSATION OF THE BOARD OF DIRECTORS

    Directors are reimbursed for expenses incurred in connection with their attendance at Board and Committee meetings and currently receive compensation of $1,600 per meeting.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Compensation" in the Company's 1998 Proxy Statement which will be filed no later than 120 days following December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the ownership of Common Stock as of December 31, 1998, by each person known by the Corporation to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, each director of the Corporation, and all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission by such persons or upon information otherwise provided by such persons to the Corporation.


                                                         SHARES BENEFICIALLY
                                                                 OWNED
                                                       -----------------------
                                                                      PERCENT
           NAMES OF BENEFICIAL OWNERS (1)               NUMBER       OF CLASS
--------------------------------------------------     -----------   ---------
Ron K. Bailey and Beverly W. Bailey (2) ..........       8,175,000       51.8%
T. Rowe Price Associates, Inc. (3)
   100 East Pratt Street
   Baltimore, MD 21202 ...........................       1,292,800        8.2
Harry T. Wilkins .................................          80,000          *
Stanley G. Elmore ................................           3,550          *
Todd A. Milano ...................................           9,718          *
Jennie D. Seaton .................................           4,550          *
Roland Carey .....................................           3,500          *
Donald T. Benson .................................           1,575          *
G. Thomas Waite, III .............................           3,339          *

Charlotte Beason .................................           1,450          *
                                                         ---------       ----
All directors and executive officers as a group (9
persons) .........................................       8,282,682       52.5%
                                                         =========       ====

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

(2) Includes 292,500 shares held by the Bailey Family Foundation.

(3) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 11, 1999. These securities are owned by various individual and institutional investors, which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities and Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LEASE OF CAMPUS FACILITIES

    The Company has long-term non-cancelable operating leases for nine of its various campus locations. The rents on these leases are subject to an annual increase based on a stipulated price index. Of the nine leased campus locations, five of the campuses, including the Washington, D.C. campuses and three of the Virginia campuses, were leased from corporations which are owned by Mr. Bailey, the Company's President, CEO and majority stockholder. Rent paid to Mr. Bailey under these five operating leases for the years ended December 31, 1996, 1997 and 1998 was $2,279,000, $2,126,000, and $2,199.363, respectively. Future minimum rental commitments for all of the Company's nine leases and the five campuses leased from Mr. Bailey as of December 31, 1998 was as follows (in thousands):

                                      AMOUNTP AYABLE TO AN
                      TOTAL LEASE    AFFILIATE OF MR. BAILEY
                      COMMITMENTS       INCLUDED IN TOTAL
                      -----------    -----------------------
1999 ...........       $ 4,090                 $ 2,198
2000 ...........         4,016                   2,198
2001 ...........         3,921                   2,198
2002 ...........         3,563                   2,198
2003 ...........         3,183                   2,198
Thereafter .....         6,897                   5,496
                       -------                 -------
                       $26,670                 $16,486
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

    (a)(3) Exhibits

                    EXHIBIT
                    NUMBER                                 DESCRIPTION
                    -------       --------------------------------------------------------------
                      3.01*   --  Articles of Incorporation of the Company.
                      3.02*   --  Amended and Restated Bylaws of the Company.
                      4.01*   --  Specimen Stock Certificate.
                     10.01*   --  Lease Agreement, dated as of June 1, 1996, between Strayer
                                        University, Inc. and Fredericksburg Investments, Inc.
                     10.02*   --  Lease Agreement, dated as of June 1, 1996, between Strayer
                                        University, Inc. and Beacon Investments, Inc.
                     10.03*   --  Lease Agreement, dated as of June 1, 1996, between Strayer
                                        University, Inc. and Battleview Investments, Inc.
                     10.04*   --  Lease Agreement, dated as of June 1, 1996, between Strayer
                                        University, Inc. and Central Investments, Inc.
                     10.05*   --  Lease Agreement, dated as of June 1, 1996, between Strayer
                                        University, Inc. and Potomac Investments, Inc.
                     10.06*   --  Lease Agreement, dated as of October 1, 1991, between
                                        Strayer University, Inc. and GLM- Highland Building Limited
                                        Partnership.
                     10.07*   --  Lease Agreement, dated as of June 15, 1993, between Strayer
                                        University, Inc. and Alexandria Tech Center I.
                     10.08*   --  Employment Agreement, dated as of June 1, 1996, between
                                        Strayer Education, Inc. and Ron K. Bailey.
                     10.09*   --  Employment Agreement, dated as of June 1, 1996, between
                                        Strayer University, Inc. and Harry T. Wilkins.
                     10.10*   --  1996 Stock Option Plan
                     10.11*   --  Form of Tax Indemnification Agreement
                     10.12*   --  First Amendment to Agreement of Lease for Office
                                        Condominium Space, dated July 25, 1994, between
                                        Strayer University, Inc. and Cross Creek Associates
                                        Limited Partnership.
                    10.13**   --  Lease Agreement, dated as of February 29, 1996, between
                                        Confederation Life Insurance Company (U.S.) in
                                        Rehabilitation and Strayer University, Inc.
                    10.14**   --  Office Building Lease, dated as of July 26, 1996, between
                                        Nikowski Limited Partnership and Strayer University,
                                        Inc.
                    10.15**   --  Office Lease Agreement, dated as of June 17, 1996, between
                                        1133 Fifteenth Street Limited Partnership and Strayer
                                        University, Inc.
                      23.01   --  Consent of PricewaterhouseCoopers LLP
                      24.01   --  Power of Attorney (contained in signature page).
                        27+   --  Financial Data Schedule.

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

                                              STRAYER EDUCATION, INC.

Date: March 19, 1999                          By: /s/ RON K. BAILEY
                                              ---------------------
                                              Ron K. Bailey
                                              Chief Executive Officer and
                                              Director

                                POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron K. Bailey and Harry T. Wilkins, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney's-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney's-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

         SIGNATURES                         TITLE                   DATE
-----------------------------    ---------------------------   --------------
      /s/ RON K. BAILEY          Chief Executive Officer and   MARCH 19, 1999
-----------------------------    Director (Principal
Ron K. Bailey                    Executive Officer)

      /s/ HARRY T. WILKINS       Chief Financial Officer       MARCH 19, 1999
-----------------------------    (Principal Financial and
Harry T. Wilkins                 Accounting Officer)

      /s/ STANLEY G. ELMORE      Director                      MARCH 19, 1999
-----------------------------
Stanley G. Elmore

      /s/ TODD A. MILANO         Director                      MARCH 19, 1999
-----------------------------
Todd A. Milano

      /s/ JENNIE D. SEATON       Director                      MARCH 19, 1999
-----------------------------
Jennie D. Seaton

      /s/ ROLAND CAREY           Director                      MARCH 19, 1999
-----------------------------
Roland Carey

      /s/ DONALD T. BENSON       Director                      MARCH 19, 1999
-----------------------------
Donald T. Benson

      /s/ G. THOMAS WAITE        Director                      MARCH 19, 1999
-----------------------------
G. Thomas Waite

      /s/ CHARLOTTE BEASON       Director                      MARCH 19, 1999
-----------------------------
Charlotte Beason