Form 10-Q
period 1999-03-31
STRAYER EDUCATION INC
filed 1999-05-07
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1999

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


AS OF MARCH 31, 1999, THERE WERE OUTSTANDING 15,621,101 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q


PART I - FINANCIAL INFORMATION

            Item 1.     Financial Statements

                        Condensed Consolidated Balance Sheets at
                        December 31, 1998 and March 31, 1999 ...............        3

                        Condensed Consolidated Statements of Income
                        for the three months ended March 31, 1998 and 1999 .        4

                        Condensed Statements of Comprehensive Income
                        for the three months ended March 31, 1998 and 1999 .        4

                        Condensed Consolidated Statements of Cash Flows
                        for the three months ended March 31, 1998 and 1999 .        5

                        Notes to Condensed Consolidated Financial Statements        6

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations ......        8

            Item 3.     Quantitative and Qualitative
                        Disclosures About Market Risk ......................        9


PART II - OTHER INFORMATION

            Items 1-6 Exhibits and Reports on Form 8-K .....................       10


SIGNATURES .................................................................       11


INDEX TO EXHIBITS ..........................................................       12

                             STRAYER EDUCATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS

                                                                              December 31,                  March 31,
                                                                                  1998                         1999
                                                                         --------------------------     ----------------------
Current Assets:                                                                                            (Unaudited)

          Cash and cash equivalents                                                        $18,614                    $21,391

          Marketable securities available for sale, at market                                6,420                      6,174

          Short-term investments - restricted                                                  922                        933

          Tuition receivable, net of allowances for doubtful accounts                       11,812                     13,502

          Income taxes receivable                                                              275                        ---

          Other current assets                                                                 491                        719
                                                                         --------------------------     ----------------------

                     Total current assets                                                   38,534                     42,719

Student loans receivable, net of allowances for losses                                       5,524                      6,052

Property and equipment, net                                                                 13,880                     13,811

Marketable securities available for sale, at market                                         38,986                     37,805

Other assets                                                                                   222                        180
                                                                         --------------------------     ----------------------

                   Total assets                                                            $97,146                   $100,567
                                                                         ==========================     ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

          Accounts payable                                                                    $166                        $71

          Accrued expenses                                                                     943                      1,038

          Dividends payable                                                                    789                        775

          Unearned tuition                                                                  13,273                     14,851

          Income taxes payable                                                                 ---                      3,899
                                                                         --------------------------     ----------------------

                    Total current liabilities                                               15,171                     20,634

Deferred income taxes                                                                          330                        542
                                                                         --------------------------     ----------------------

                    Total liabilities                                                       15,501                     21,176
                                                                         --------------------------     ----------------------

Stockholders' equity:

          Common Stock - Par value $.01; 50,000,000 shares authorized;
           15,774,477 and 15,621,101 shares issued and outstanding at
           December 31, 1998 and March 31, 1999, respectively.                                 158                        156

          Additional paid-in capital                                                        50,470                     42,770

          Retained earnings                                                                 30,274                     35,658

          Accumulated other comprehensive income                                               743                        807
                                                                         --------------------------     ----------------------

                    Total stockholders' equity                                              81,645                     79,391
                                                                         --------------------------     ----------------------

                    Total liabilities and stockholders' equity                             $97,146                   $100,567
                                                                         ==========================     ======================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                                    For the three months
                                                                                                       ended March 31,
                                                                                                       --------------
                                                                                              1998                    1999
                                                                                              ----                    ----
Revenues                                                                                          $16,849                 $18,914
                                                                                        ------------------      ------------------
Costs and Expenses:

               Instruction and educational support                                                  5,189                   5,875

               Selling and promotion                                                                1,368                   1,497

               General and administration                                                           2,183                   2,267
                                                                                        ------------------      ------------------
                                                                                                    8,740                   9,639
                                                                                        ------------------      ------------------


               Income from operations                                                               8,109                   9,275

Investment and other income                                                                           664                     988
                                                                                        ------------------      ------------------

               Income before income taxes                                                           8,773                  10,263

Provision for income taxes:                                                                         3,397                   4,105
                                                                                        ------------------      ------------------


               Net income                                                                          $5,376                  $6,158
                                                                                        ==================      ==================



Basic net income per share                                                                          $0.35                   $0.39
                                                                                        ==================      ==================


Diluted net income per share                                                                        $0.34                   $0.39
                                                                                        ==================      ==================





                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)


                                                                                                       For the three months
                                                                                                          ended March 31,
                                                                                                          ---------------
                                                                                                  1998                      1999
                                                                                                  ----                      ----
Net income                                                                                      $5,376                    $6,158

Other comprehensive income:
      Unrealized gains on investments, net of taxes                                                475                        64
                                                                                     ------------------        ------------------

Comprehensive income                                                                            $5,851                    $6,222
                                                                                     ==================        ==================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                                            For the three months ended March 31,
                                                                                       -------------------------------------------

Cash flows from operating activities                                                               1998                   1999
                                                                                                  -----                   ----
          Net income                                                                              $5,376                   $6,158

          Adjustments to reconcile net income to net cash provided by activities:

                   Deferred income taxes                                                            (70)                    (123)
                   Depreciation and amortization                                                     361                      457
                   Changes in assets and liabilities
                        Short-term investments - restricted                                         (10)                     (11)
                        Tuition receivable, net                                                  (1,604)                  (1,690)
                        Inventories                                                                  388                      ---
                        Other current assets                                                         256                    (105)
                        Other assets                                                                  46                       42
                        Accounts payable                                                            (47)                     (95)
                        Accrued expenses                                                               5                       95
                        Income taxes payable (receivable)                                          3,183                    4,174
                        Unearned tuition                                                           1,319                    1,578
                   Student loans originated                                                      (1,213)                  (1,485)
                   Collections on student loans receivable                                           844                      957
                                                                                       ------------------       ------------------
                             Net cash provided by operating activities                             8,834                    9,952
                                                                                       ------------------       ------------------


Cash flows from investing activities:

          Purchases of property and equipment                                                    (4,270)                    (388)

          Purchases of marketable securities                                                       (942)                    (298)

          Maturities of marketable securities                                                      1,093                    2,001

                                                                                       ------------------       ------------------
                             Net cash provided by (used in) investing activities                 (4,119)                    1,315
                                                                                       ------------------       ------------------


Cash flows from financing activities:

          Exercise of stock options                                                                  111                      475

          Dividends paid                                                                           (673)                    (788)

          Repurchase of common stock                                                                 ---                  (8,177)

                                                                                       ------------------       ------------------
                             Net cash used in financing activities                                 (562)                  (8,490)
                                                                                       ------------------       ------------------


                             Net increase in cash                                                  4,153                    2,777

Cash and cash equivalents - beginning of period                                                   15,934                   18,614
                                                                                       ------------------       ------------------

Cash and cash equivalents - end of period                                                        $20,087                  $21,391
                                                                                       ==================       ==================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF MARCH 31, 1998 AND 1999 IS UNAUDITED.


1.          BASIS OF PRESENTATION

            The financial statements are presented on a consolidated basis. The accompanying 1998 and 1999 financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University), Education Loan Processing, Inc. (ELP) and Professional Education, Inc. (Pro Ed), collectively referred to herein as the "Company" or "Companies."

            The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of March 31, 1999, and for the three months ended March 31, 1998 and 1999 is unaudited but, in the opinion of management contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Annual Report on Form 10-K.

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

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF MARCH 31, 1998 AND 1999 IS UNAUDITED




3.          INCOME PER SHARE

            Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows.

                                                                                              For the three months
                                                                                              ended March 31,
                                                                                              ---------------------

                                                                                        1998                       1999
                                                                                        ----                       ----
            Weighted average shares outstanding used to
            compute basic earnings per share.................                         15,554                      15,652
            Incremental shares issuable upon the
            assumed exercise of stock options................                            493                         276
                                                                                      ------                    --------
            Shares used to compute diluted earnings per
            share............................................                         16,047                      15,928
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



THREE MONTHS ENDED MARCH 31 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998.

            Revenues. Revenue increased 12.0% from $16.8 million in the first quarter of 1998 to $18.9 million in the first quarter of 1999, principally due to an increase in student enrollments and a 5% tuition increase effective for 1999.

            Instruction and educational support expenses. Instruction and educational support expenses increased 13.0% from $5.2 million in the first quarter of 1998 to $5.9 million in the first quarter of 1999. A salary increase of 5% effective in 1999 and the addition of new faculty due to enrollment growth and the addition of three new campuses contributed to the increase.

            Selling and promotion expenses. Selling and promotion expenses increased 9.0% from $1.4 million in the first quarter of 1998 to $1.5 million in the first quarter of 1999, principally due to an increase in advertising costs related to the new campuses in Richmond, Virginia, Montgomery County, and Anne Arundel County, increased advertising for the Distance Learning Program, and increases in the number of admissions representatives at Montgomery County and Anne Arundel County campuses.

            General and administration expenses. General and administration expenses increased 4.0% from $2.2 million in the first quarter of 1998 to $2.3 million in the first quarter of 1999, principally due to costs associated with opening new campuses in Montgomery County, Anne Arundel County, and Henrico County and salary increases for administrative personnel.

            Income from operations. Operating income increased 14.0%, from $8.1 million in the first quarter of 1998 to $9.3 million in the first quarter of 1999. The increase was due to the aforementioned factors.

            Investment and other income. Investment and other income increased 49%, from $664,000 in the first quarter of 1998 to $988,000 in the first quarter of 1999. The increase was due to a higher portion of the Company's investment portfolio allocated to fixed income securities.

            Net income. Net income increased 15.0%, from $5.4 million in the first quarter of 1998 to $6.2 million in the first quarter of 1999. The increase was due to the aforementioned factors.



LIQUIDITY AND CAPITAL RESOURCES

            For the three months ended March 31, 1999, the Company generated cash from operating activities of $10.0 million. Net cash provided by investing activities was $1.3 million, principally from maturities of securities. The Company used cash of approximately $8.5 million for financing activities, principally related to the stock repurchase program. The Company believes that existing cash, cash equivalents and marketable securities aggregating $65.4 million, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

            During the year ended December 31, 1998, the University ceased operations of its bookstore. Bookstore services are now performed by an outside internet based vendor. The result was the elimination of the Company's inventories.

            On October 2, 1998, the Board of Directors approved a stock repurchase program of up to 5% of the Company's outstanding common stock over a period up to two years, not to exceed an aggregate cost of $24.0 million. The timing of the stock purchases are made at the discretion of management. Any shares of common stock repurchased are subsequently retired. Through March 31, 1999 the Company has repurchased and retired 303,920 shares under this program at a cost of approximately $10.4 million. For the three months ended March 31, 1999 the Company repurchased approximately $8.2 million of common stock.

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

            The Company cannot determine currently its most likely worst case scenario, as it has not identified and assessed all of its systems, particularly its non-IT systems. As the Company completes its identification and assessment of internal and third party systems, it will develop contingency plans for various worst-case scenarios. A failure to address Year 2000 issues successfully could have a material adverse effect on the Company's business, financial condition and/or results of operations.


                ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

            The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company invests its excess cash in marketable securities and certificates of deposit. At March 31, 1999 the Company's investments include certificates of deposit, money market funds, U.S. Government obligations (primarily fixed income securities) and high-quality equity securities. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of March 31, 1999. The Company has not used derivative financial instruments in its investment portfolio.

            Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 1999, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in certificates of deposit or interest earning marketable securities. In addition, as of March 31, 1999, a 10% decrease in market values would not have a material impact on the Company's future earning, fair values, financial position or cash flows related to investments in marketable equity securities.

                           PART II - OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS.

             None


ITEM 2.      CHANGES IN SECURITIES.

             None


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             None


ITEM 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

             None


ITEM 5.      OTHER INFORMATION.

             In order to present a proposal at the 2000 Annual Meeting of Stockholders, a Strayer stockholder must provide written notice of the proposal to the Company no later than December 10, 1999. The Company intends to use discretionary voting authority with respect to any matter brought before the 2000 Annual Meeting of Stockholders of which the Company has not received written notice by December 10, 1999. The address to which such a written notice must be sent is Strayer Education, Inc., 8550 Cinder Bed Dr. #1000, Newington, Virginia 22122, Attn: Investor Relations.


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


                             STRAYER EDUCATION, INC.


                             /s/ HARRY WILKINS
                        ---------------------------------


                             Chief Financial Officer

                              Date: April 30, 1999

                                INDEX TO EXHIBITS


EXHIBITS NUMBER                 DESCRIPTION                          PAGE
---------------                 -----------                          ----
           27.2                 Financial Data Schedule               14