Form 10-Q
period 1999-06-30
STRAYER EDUCATION INC
filed 1999-08-02
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1999
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

AS OF JUNE 30, 1999, THERE WERE OUTSTANDING 15,522,164 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                            STRAYER EDUCATION, INC.
                                     INDEX
                                   FORM 10-Q

PART 1 - FINANCIAL INFORMATION

        Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets at
                 December 31, 1998 and June 30, 1999..............................    3

                 Condensed Consolidated Statements of Income
                 for the three and six month periods ended June 30, 1998 and 1999.    4

                 Condensed Consolidated Statements of Comprehensive Income for the
                 three and six month periods ended June 30, 1998 and 1999.........    4

                 Condensed Consolidated Statements of Cash Flows
                 for the six month periods ended June 30, 1998 and 1999...........    5

                 Notes to Condensed Consolidated Financial Statements ............    6

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations....................    8

        Item 3.  Quantitative and Qualitative
                 Disclosures About Market Risk....................................    9


PART II - OTHER INFORMATION

        Items 1-6, Exhibits and Reports on Form 8-K...............................    10


SIGNATURES  ......................................................................    11


INDEX TO EXHIBITS.................................................................    12

                             STRAYER EDUCATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                                                             December 31,            June 30,
                                                                                                 1998                  1999
                                                                                           -----------------       --------------
Current Assets:                                                                                                     (Unaudited)

          Cash and cash equivalents                                                                 $18,614              $15,041

          Marketable securities available for sale, at market                                         6,420                6,055

          Short-term investments - restricted                                                           922                  941

          Tuition receivable, net of allowances for doubtful accounts                                11,812               10,108

          Income taxes receivable                                                                       275                   93

          Other current assets                                                                          491                  630
                                                                                           -----------------       --------------

               Total current assets                                                                  38,534               32,868

Student loans receivable, net of allowances for losses                                                5,524                6,022

Property and equipment, net                                                                          13,880               14,954

Marketable securities available for sale, at market                                                  38,986               38,421

Other assets                                                                                            222                  166
                                                                                           -----------------       --------------

                   Total assets                                                                     $97,146              $92,431
                                                                                           =================       ==============


                             LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:

          Accounts payable                                                                             $166                  $64

          Accrued expenses                                                                              943                1,041

          Dividends payable                                                                             789                  776

          Unearned tuition                                                                           13,273               10,995
                                                                                           -----------------       --------------

                    Total current liabilities                                                        15,171               12,876

Deferred income taxes                                                                                   330                  204
                                                                                           -----------------       --------------

                    Total liabilities                                                                15,501               13,080
                                                                                           -----------------       --------------

Stockholders' equity:
          Common Stock - Par value $.01; 50,000,000                                                     158                  155
            shares authorized; 15,774,477 and 15,522,164 shares
            issued and outstanding in 1998 and 1999, respectively.

          Additional paid-in capital                                                                 50,470               38,236

          Retained earnings                                                                          30,274               40,380

          Accumulated other comprehensive income                                                        743                  580
                                                                                           -----------------       --------------

                    Total stockholders' equity                                                       81,645               79,351
                                                                                           -----------------       --------------

                    Total liabilities and stockholders' equity                                      $97,146              $92,431
                                                                                           =================       ==============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          For the three months              For the six months
                                                                             ended June 30,                   ended June 30,
                                                                             --------------                   --------------

                                                                          1998           1999              1998           1999
                                                                          ----           ----              ----           ----
Revenues:                                                                 $16,375        $17,643           $33,224        $36,557
                                                                        ----------    -----------        ----------    -----------

Costs and Expenses:

               Instruction and educational support                          5,700          6,183            10,890         12,058

               Selling and promotion                                        1,260          1,649             2,628          3,146

               General and administration                                   2,105          2,119             4,287          4,386
                                                                        ----------    -----------        ----------    -----------
                                                                            9,065          9,951            17,805         19,590
                                                                        ----------    -----------        ----------    -----------

               Income from operations                                       7,310          7,692            15,419         16,967

Investment and other income                                                   721          1,400             1,385          2,388
                                                                        ----------    -----------        ----------    -----------
               Income before income taxes                                   8,031          9,092            16,804         19,355

Provision for income taxes                                                  3,107          3,581             6,503          7,685
                                                                        ----------    -----------        ----------    -----------

               Net income                                                  $4,924         $5,511           $10,301        $11,670
                                                                        ==========    ===========        ==========    ===========

Basic net income per share                                                  $0.32          $0.35             $0.66          $0.75
                                                                        ==========    ===========        ==========    ===========

Diluted net income per share                                                $0.31          $0.35             $0.64          $0.73
                                                                        ==========    ===========        ==========    ===========

                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)


                                                                       For the three months             For the six months
                                                                          ended June 30,                  ended June 30,
                                                                          --------------                  --------------
                                                                         1998          1999                1998       1999
                                                                         ----          ----                ----       ----
Net income                                                             $4,924        $5,511             $10,301     $11,670

Other comprehensive income:
      Unrealized gain (loss) on investments, net of tax                   (66)         (227)                409        (163)
                                                                    ----------     ---------         -----------    --------

Comprehensive income                                                   $4,858        $5,284             $10,710     $11,507
                                                                    ==========     =========         ===========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                                                                         For the six months June 30,
                                                                                       -------------------------------

Cash flow from operating activities                                                        1998            1999
                                                                                           ----            ----
      Net income                                                                         $10,301          $11,670

      Adjustments to reconcile net income to net cash provided by activities:

               Deferred tax expense (credit)                                                 (14)            (145)
               Depreciation and amortization                                                 750              920
               Changes in assets and liabilities
                    Short-term investments - restricted                                      (21)             (19)
                    Tuition receivable, net                                                1,240            1,704
                    Inventories                                                            1,018              ---
                    Other current assets                                                     (74)             (34)
                    Accounts payable                                                        (208)            (102)
                    Accrued expenses                                                         446               98
                    Income taxes payable/receivable                                           54              182
                    Unearned tuition                                                      (1,939)          (2,278)
               Student loans originated or acquired                                       (2,087)          (2,447)
               Collections on student loans receivable                                     1,685            1,949
               Other assets                                                                   79               56
                                                                                    -------------      -----------
                     Net cash provided by operating activities                            11,230           11,554
                                                                                    -------------      -----------


Cash flows from investing activities:

      Purchases of property and equipment                                                 (5,151)          (1,994)

      Purchases of marketable securities                                                  (5,178)          (6,139)

      Maturities of marketable securities                                                  4,561            6,820
                                                                                    -------------      -----------
                       Net cash used in investing activities                              (5,768)          (1,313)
                                                                                    -------------      -----------


Cash flows from financing activities:

          Repurchase of common stock                                                         ---          (13,016)

          Proceeds from exercise of stock options                                            185              779

          Dividends paid                                                                  (1,344)          (1,577)
                                                                                     ------------        ----------
                             Net cash used in financing activities                        (1,159)         (13,814)
                                                                                     ------------        ----------


                             Net increase (decrease) in cash and
                               cash equivalents                                            4,303           (3,573)

Cash and cash equivalents - beginning of period                                           15,934           18,614
                                                                                    -------------      -----------

Cash and cash equivalents - end of period                                                $20,237          $15,041
                                                                                    =============      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                   STRAYER EDUCATION, INC.
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    INFORMATION AS OF JUNE 30, 1998 AND 1999 IS UNAUDITED.

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

        The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 1999, and for the three and six month periods ended June 30, 1998 and 1999 is unaudited but, in the opinion of management contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flow of the Companies.

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

2.      NATURE OF OPERATIONS

        The University is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its thirteen campuses in the District of Columbia, Maryland and Virginia ELP is a finance company that purchases and services student loans, principally for the University. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as non-current consistent with industry practice.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INFORMATION AS OF JUNE 30, 1998 AND 1999 IS UNAUDITED

3.      INCOME PER SHARE

        Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows.

                                                                   For the three months         For the six months
                                                                      ended June 30,              ended June 30,
                                                                      --------------              --------------
                                                                     1998          1999          1998           1999
                                                                     ----          ----          ----           ----
        Weighted average shares outstanding used to
          compute basic earnings per share.................        15,566        15,582        15,560         15,618
        Incremental shares issuable upon the
          assumed exercise of stock options................           493           265           494            299
                                                                      ---           ---           ---            ---


        Shares used to compute diluted earnings per share...       16,059        15,847        16,054         15,917
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

5.      PURCHASE OF TAKOMA PARK CAMPUS

        On June 30, 1999, the Company purchased the Takoma Park Campus building from a corporation wholly owned by the Company's President, CEO and majority stockholder. The purchase price was approximately $1.0 million.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

        Revenues. Revenue increased 8% from $16.4 million in the second quarter of 1998 to $17.6 million in the second quarter of 1999, principally due to an increase in student enrollments and a 5% tuition increase effective for 1999.

        Instruction and educational support expenses. Instruction and educational support expenses increased 8% from $5.7 million in the second quarter of 1998 to $6.2 million in the second quarter of 1999. A salary increase of 5% effective in 1999 and the addition of new faculty due to enrollment growth contributed to the increase.

        Selling and promotion expenses. Selling and promotion expenses increased 31% from $1.3 million in the second quarter of 1998 to $1.6 million in the second quarter of 1999, due to a small increase in advertising costs, specifically television advertising, increased advertising for the Distance Learning Program, and increases in the number of admissions representatives in the state of Maryland at the new campuses in Montgomery County and Anne Arundel County.

        General and administration expenses. General and administration expenses remained unchanged at $2.1 million in the second quarter of 1998 and $2.1 million in the second quarter of 1999.

        Income from operations. Operating income increased 5.2%, from $7.3 million in the second quarter of 1998 to $7.7 million in the second quarter of 1999. The increase was due to the aforementioned factors.

        Investment and other income. Investment and other income increased 94%, from $721,000 in the second quarter of 1998 to $1.4 million in the second quarter of 1999. The increase was due to additional investment income received from increases in the amount of cash and cash equivalents, investments and realized investment gains of $340,000.

        Net income. Net income increased 12%, from $4.9 million in the second quarter of 1998 to $5.5 million in the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

        Revenues. Revenue increased 10% from $33.2 million for the six months ended June 30, 1998 to $36.6 million for the corresponding period in 1999, principally due to an increase in student enrollments and a 5% tuition increase effective for 1999.

        Instruction and educational support expenses. Instruction and educational support expenses increased 11% from $10.9 million for the six months ended June 30, 1998 to $12.1 million for the corresponding period in 1999. A salary increase of 5% effective in 1999 and the addition of new faculty due to enrollment growth contributed to the increase.

        Selling and promotion expenses. Selling and promotion expenses increased 20% from $2.6 million for the six months ended June 30, 1998 to $3.1 million for the corresponding period in 1999, due to a small increase in advertising costs, specifically television advertising, increased advertising for the Distance Learning Program, and increases in the number of admissions representatives in Maryland at the new campuses in Montgomery County and Anne Arundel County.

        General and administration expenses. General and administration expenses increased 2% from $4.3 million for the six months ended June 30, 1998 to $4.4 million for the corresponding period in 1999, principally due to salary increases for administrative personnel.

        Income from operations. Operating income increased 10%, from $15.4 million for the six months ended June 30, 1998 to $17.0 million for the corresponding period in 1999. The increase was due to the aforementioned factors.

        Investment and other income. Investment and other income increased 72%, from $1.4 million for the six months ended June 30, 1998 to $2.4 million for the corresponding period in 1999. The increase was due to additional investment income received from increases in the amount of cash and cash equivalents, investments and realized investment gains of $340,000.

        Net income. Net income increased 13%, from $10.3 million for the six months ended June 30, 1998 to $11.7 million for the corresponding period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

        For the six months ended June 30, 1999, the Company generated cash from operating activities of $11.6 million. Net cash used in investing activities was $1.3 million, principally for property and equipment acquisitions. The repurchase of the Company's outstanding common stock accounted for substantially all of the cash used in financing activities. The Company believes that existing cash, cash equivalents and marketable securities aggregating $59.5 million, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

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

        The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company invests its excess cash in marketable securities and certificates of deposit. At June 30, 1999 the Company's investments include certificates of deposit, money market funds, U.S. Government obligations (primarily fixed income securities) and high-quality equity securities. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of June 30, 1999. The Company has not used derivative financial instruments in its investment portfolio.

        Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 1999, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in certificates of deposit or interest earning marketable securities. In addition, as of June 30, 1999, a 10% decrease in market values would not have a material impact on the Company's future earnings, fair values, financial position or cash flows related to investments in marketable equity securities.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

               None

ITEM 2.        CHANGES IN SECURITIES.

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               None

ITEM 4.        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

               At the 1999 Annual Meeting of Stockholders of Strayer Education, Inc., security holders voted to elected the Board of Directors to serve for a term of one year and until their respective successors are elected and qualified.

ITEM 5.        OTHER INFORMATION.

               In order to present a proposal at the 2000 Annual Meeting of Stockholders, a Strayer stockholder must provide written notice of the proposal to the Company no later than December 10, 1999. The Company intends to use discretionary voting authority with respect to any matter brought before the 2000 Annual Meeting of Stockholders of which the Company has not received written notice by December 10, 1999. The address to which such a written notice must be sent is Strayer Education, Inc., 8550 Cinder Bed Dr. #1000, Newington, Virginia 22122, Atttn: Investor Relations.

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

                                   STRAYER EDUCATION, INC.

                                          [SIG]
                              ---------------------------------

                                   Chief Financial Officer

                                     Date: August 4, 1999

                                INDEX TO EXHIBITS

EXHIBITS NUMBER                     DESCRIPTION                         PAGE
---------------                     -----------                         ----
     27.2                 Financial Data Schedule                        13