Form 10-Q
period 1999-09-30
STRAYER EDUCATION INC
filed 1999-11-02
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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


AS OF SEPTEMBER 30, 1999, THERE WERE OUTSTANDING 15,413,443 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                           STRAYER EDUCATION, INC.
                                    INDEX
                                  FORM 10-Q


PART 1 - FINANCIAL INFORMATION

            Item 1.  Financial Statements

                        Condensed Consolidated Balance Sheets at..........................................   3
                        December 31, 1998 and September 30, 1999

                        Condensed Consolidated Statements of Income.......................................   4
                        for the three and nine month periods ended September 30, 1998 and 1999

                        Condensed Consolidated Statements of Comprehensive Income. .......................   4
                        for the three and nine month periods ended September 30, 1998 and 1999

                        Condensed Consolidated Statements of Cash Flows...................................   5
                        for the nine month periods ended September 30, 1998 and 1999

                        Notes to Condensed Consolidated Financial Statements..............................   6

            Item 2.     Management's Discussion and Analysis of...........................................   8
                        Financial Condition and Results of Operations

            Item 3.     Quantitative and Qualitative......................................................   10
                        Disclosures About Market Risk


PART II - OTHER INFORMATION

            Items 1-6, Exhibits and Reports on Form 8-K...................................................   10

SIGNATURES ...............................................................................................   11

INDEX TO EXHIBITS.........................................................................................   12

                            STRAYER EDUCATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                     December 31,               September 30,
                                                                         1998                        1999
                                                                 ---------------------         -----------------
Current Assets:                                                                                  (Unaudited)

          Cash and cash equivalents                                           $18,614                   $13,328

          Marketable securities available for sale, at market                   6,420                     5,926

          Short-term investments - restricted                                     922                       951

          Tuition receivable, net of allowances for doubtful
           accounts                                                            11,812                    16,960

          Income taxes receivable                                                 275                       551

          Other current assets                                                    491                       705
                                                                 ---------------------         -----------------

                     Total current assets                                      38,534                    38,421

Student loans receivable, net of allowances for losses                          5,524                     6,425

Property and equipment, net                                                    13,880                    16,423

Marketable securities available for sale, at market                            38,986                    38,270

Other assets                                                                      222                       306
                                                                 ---------------------         -----------------

                   Total assets                                               $97,146                   $99,845
                                                                 =====================         =================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

          Accounts payable                                                       $166                      $150

          Accrued expenses                                                        943                     1,681

          Dividends payable                                                       789                       925

          Unearned tuition                                                     13,273                    20,403
                                                                 ---------------------         -----------------

                    Total current liabilities                                  15,171                    23,159

Deferred income taxes                                                             330                        54
                                                                 ---------------------         -----------------

                    Total liabilities                                          15,501                    23,213
                                                                 ---------------------         -----------------

Stockholders' equity:

          Common Stock - Par value $.01; 50,000,000 shares
           authorized; 15,696,526 and 15,413,443 shares
           issued and outstanding in 1998 and 1999, respectively                  158                       154

          Additional paid-in capital                                           50,470                    35,431

          Retained earnings                                                    30,274                    40,965

          Accumulated other comprehensive income                                  743                        82
                                                                 ---------------------         -----------------

                    Total stockholders' equity                                 81,645                    76,632
                                                                 ---------------------         -----------------

                    Total liabilities and stockholders' equity                $97,146                   $99,845
                                                                 =====================         =================



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                            For the three months                     For the nine months
                                                            ended September 30,                      ended September 30,
                                                            -------------------                      -------------------

                                                           1998              1999                   1998             1999
                                                           ----              ----                   ----             ----


Revenues                                                    $11,783           $12,866                $45,007          $49,423
                                                       -------------     -------------          -------------    -------------

Costs and Expenses:

               Instruction and educational support            5,283             6,178                 16,173           18,236

               Selling and promotion                          2,037             2,698                  4,665            5,844

               General and administration                     2,185             2,611                  6,472            6,997
                                                       -------------     -------------          -------------    -------------
                                                              9,505            11,487                 27,310           31,077
                                                       -------------     -------------          -------------    -------------


               Income from operations                         2,278             1,379                 17,697           18,346

Investment and other income                                     838               982                  2,223            3,370
                                                       -------------     -------------          -------------    -------------

               Income before income taxes                     3,116             2,361                 19,920           21,716

Provision for income taxes                                    1,226               852                  7,729            8,537
                                                       -------------     -------------          -------------    -------------



               Net income                                    $1,890            $1,509                $12,191          $13,179
                                                       =============     =============          =============    =============



Basic net income per share                                    $0.12             $0.10                  $0.78            $0.85
                                                       =============     =============          =============    =============


Diluted net income per share                                  $0.12             $0.10                  $0.76            $0.83
                                                       =============     =============          =============    =============




                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)


                                                            For the three months                     For the nine months
                                                            ended September 30,                      ended September 30,
                                                            -------------------                      -------------------

                                                              1998               1999                  1998              1999
                                                              ----               ----                  ----              ----

Net income                                                  $1,890             $1,509               $12,191           $13,179

Other comprehensive income:
      Unrealized gain (loss) on investments, net of
taxes                                                        (681)              (498)                 (272)             (661)
                                                      -------------      -------------         -------------     -------------

Comprehensive income                                        $1,209             $1,011               $11,919           $12,518
                                                      =============      =============         =============     =============





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                        For the nine months September 30,
                                                                     ----------------------------------------

                                                                          1998                      1999
                                                                          ----                      ----

          Net income                                                         $12,191             $13,179

Cash flows from operating activities:

          Adjustments to reconcile net income to net cash provided by activities:

                   Deferred tax expense (credit)                                 ---               (276)
                   Depreciation and amortization                               1,174               1,395
                   Changes in assets and liabilities
                        Short-term investments - restricted                     (33)                (29)
                        Tuition receivable, net                              (3,800)             (5,148)
                        Inventories                                            1,018                 ---
                        Income taxes receivable                                (392)               (276)
                        Other current assets                                     323               (214)
                        Accounts payable                                       (120)                (16)
                        Accrued expenses                                       3,023                 738
                        Unearned tuition                                       5,960               7,130
                   Student loans originated or acquired                      (3,302)             (3,868)
                   Collections on student loans receivable                     2,459               2,967
                   Other assets                                                 (11)                (84)
                                                                     ----------------     ---------------
                             Net cash provided by operating
                              activities                                      18,490              15,498
                                                                     ----------------     ---------------


Cash flows from investing activities:

          Purchases of property and equipment                                (6,781)             (3,938)

          Purchases of marketable securities                                (13,441)             (6,522)

          Maturities of marketable securities                                  8,628               7,071

                                                                     ----------------     ---------------
                             Net cash used in investing activities          (11,594)             (3,389)
                                                                     ----------------     ---------------


Cash flows from financing activities:

          Repurchase of common stock                                             ---            (15,910)

          Proceeds from exercise of stock options                              1,012                 868

          Dividends paid                                                     (2,021)             (2,353)

                                                                     ----------------     ---------------
                             Net cash used in financing activities           (1,009)            (17,395)
                                                                     ----------------     ---------------


                             Net increase (decrease) in cash and
                              cash equivalents                                 5,887             (5,286)

Cash and cash equivalents - beginning of period                               15,934              18,614
                                                                     ----------------     ---------------

Cash and cash equivalents - end of period                                    $21,821             $13,328
                                                                     ================     ===============





         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF SEPTEMBER 30, 1998 AND 1999 IS UNAUDITED.


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

         The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of September 30, 1999, and for the three and nine month periods ended September 30, 1998 and 1999 is unaudited but, in the opinion of management contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

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

2.       NATURE OF OPERATIONS

         The University is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its thirteen campuses in the District of Columbia, Maryland and Virginia. ELP is a finance company that purchases and services student loans, principally for the University. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as non-current consistent with industry practice.

3.       INCOME PER SHARE

         Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows.

                                                           For the three months         For the nine months
                                                            ended September 30,         ended September 30,
                                                            -------------------         -------------------

                                                           1998           1999          1998          1999
                                                           ----           ----          ----          ----
        Weighted average shares outstanding used to
             compute basic earnings per share .....        15,639        15,467        15,586        15,569

        Incremental shares issuable upon the
             assumed exercise of stock options ....           424           179           471           221
                                                           ------        ------        ------        ------

        Shares used to compute diluted earnings per
             share ................................        16,063        15,646        16,057        15,790
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

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF SEPTEMBER 30, 1998 AND 1999 IS UNAUDITED


5.       SUBSEQUENT EVENTS

         The Company's Board of Directors declared a dividend of $.06 per share to shareholders of record as of October 11, 1999.

         On October 18, 1999, The Company's Board of Directors authorized an additional buy back of outstanding common stock of up to 25% percent of net income beginning in the year 2000.

6.       RELATED PARTY TRANSACTION

         On June 30, 1999, the Company purchased the Takoma Park Campus building from a corporation wholly owned by the Company's President, CEO and majority stockholder for a purchase price of approximately $1.0 million.

           ITEM 2: MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Certain statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements. They are based on the Company's current expectations and are subject to a number of uncertainties and risks. The Company's actual results may differ materially. The uncertainties and risks include the pace of growth of student enrollment, Company's continued compliance with Title IV of the Higher Education Act, changes in federal and state governmental regulations, changes in accreditation standards, Company's ability to implement its growth strategies, and the economic environment. Further information about these and other relevant risks and uncertainties may be found in the Company's annual report on Form 10-K and its other filings with the Securities and Exchange Commission, all of which are available from the Commission and from the Company's worldwide web site.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenue increased 9% from $11.8 million in the third quarter of 1998 to $12.9 million in the third quarter of 1999, principally due to an increase in student enrollments and a 5% tuition increase effective for 1999.

         Instruction and educational support expenses. Instruction and educational support expenses increased 17% from $5.3 million in the third quarter of 1998 to $6.2 million in the third quarter of 1999. A salary increase of 5% effective in 1999 and the addition of new faculty due to enrollment growth and campus expansion contributed to the increase.

         Selling and promotion expenses. Selling and promotion expenses increased 32% from $2.0 million in the third quarter of 1998 to $2.7 million in the third quarter of 1999, principally due to increases in advertising costs related to the new campuses in Richmond, Virginia and Montgomery County, Anne Arundel County and White Marsh, Maryland, increased advertising for the Distance Learning Program and increases in the number of admissions representatives at the new campuses.

         General and administration expenses. General and administration expenses increased 19% from $2.2 million in the third quarter of 1998 to $2.6 million in the third quarter of 1999, principally due to costs associated with opening new campuses and salary increases for administrative personnel.

         Income from operations. Operating income decreased 39%, from $2.3 million in the third quarter of 1998 to $1.4 million in the third quarter of 1999. The decrease was due to the aforementioned factors.

         Investment and other income. Investment and other income increased 17%, from $838,000 in the third quarter of 1998 to $982,000 in the third quarter of 1999. The increase was due to better performance of the investment portfolio in 1999.

         Net income. Net income decreased 20%, from $1.9 million in the third quarter of 1998 to $1.5 million in the third quarter of 1999.

         Comprehensive income. Comprehensive income decreased 17% from $1.2 million in the third quarter of 1998 to $1.0 million in the third quarter of 1999 due to the performance of the Company's investments in marketable securities.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenue increased 10% from $45.0 million for the nine months ended September 30, 1998 to $49.4 million for the corresponding period in 1999, principally due to an increase in student enrollments and a 5% tuition increase effective for 1999.

         Instruction and educational support expenses. Instruction and educational support expenses increased 13% from $16.2 million for the nine months ended September 30, 1998 to $18.2 million for the corresponding period in 1999. A salary increase of 5% effective in 1999 and the addition of new faculty due to enrollment growth and the addition of new campuses contributed to the increase.

         Selling and promotion expenses. Selling and promotion expenses increased 26% from $4.7 million for the nine months ended September 30, 1998 to $5.8 million for the corresponding period in 1999, principally due to increases in advertising costs related to the new campuses, increased advertising for the Distance Learning Program, and increases in the number of admissions representatives.

         General and administration expenses. General and administration expenses increased 8% from $6.5 million for the nine months ended September 30, 1998 to $7.0 million for the corresponding period in 1999, principally due to costs associated with opening new campuses and salary increases for administrative personnel.

         Income from operations. Operating income increased 4%, from $17.7 million for the nine months ended September 30, 1998 to $18.3 million for the corresponding period in 1999. The increase was due to the aforementioned factors.

           ITEM 2: MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Investment and other income. Investment and other income increased 52% from $2.2 million for the nine months ended September 30, 1998 to $3.4 million for the corresponding period in 1999. The increase was due to better performance of the investment portfolio.

         Net income. Net income increased 8%, from $12.2 million for the nine months ended September 30, 1998 to $13.2 million for the corresponding period in 1999.

         Comprehensive income. Comprehensive income increased 5% from $11.9 million in the third quarter of 1998 to $12.5 million in the third quarter of 1999 due to the aforementioned factors offset by the performance of the Company's investments in marketable securities.


LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1999, the Company generated cash from operating activities of $15.5 million. Net cash used in investing activities was $3.4 million, principally for property and equipment acquisitions. Dividends and the Company's stock repurchase plan accounted for substantially all of the cash used in financing activities. The Company believes that existing cash, cash equivalents and marketable securities aggregating $57.5 million, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

         On October 18, 1999, The Company's Board of Directors authorized an additional buy back of outstanding common stock of up to 25% percent of net income beginning in the year 2000. Management believes its current cash reserves and those generated from future operations will be adequate to cover the repurchase program. Any shares of common stock repurchased will be subsequently retired.

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

         As of September 30, 1999, the Company has completed the identification and assessment of its internal IT systems, and those systems have been modified by the suppliers of those systems to address Year 2000 issues. In addition to its internal IT systems, the Company completed the identification and assessment of the level of Year 2000 issues with its suppliers and external IT systems. The Company also has completed its identification and assessment of its non-IT systems, which includes its telephone systems, heating and air-conditioning, elevators and other business equipment. As a result of the Company's assessment and remediation of internal, external and non-IT systems, the Company anticipates minimal business disruptions as a result of the year 2000 issue. There can be no guarantee, however, that internal systems, external systems, non-IT systems, and the systems of the Company's major suppliers will operate without failure as a result of the year 2000 issue. The Company cannot assure that undetected internal and external Year 2000 issues will not materially impact its business, financial condition, results of operations and cash flows.

         The Company derives a significant portion of its revenues from the student funding provided by Title IV Programs. The Department of Education processes the applications for this funding. The Department of Education has indicated in its Year 2000 Quarterly Report to the Office of Management and Budget, August 13, 1999, that all of the 14 mission-critical systems have completed renovation, validation and implementation, including independent verification and validation and have been phased into production. In addition, all of the 161 non-critical systems administered by the Department, have been fully renovated, validated and implemented and phased into production. Although the work has been completed on all of the systems, the Department is rapidly expanding end-to-end testing, contingency planning and outreach. A failure in the Department of Education's IT systems may have a material impact on the business, financial condition, results of operations, and cash flows of the Company.

         Although, the Company has completed the identification and assessment of its IT systems, the Company has and will continue to test its mission critical systems and expects testing to be completed by December 1999. Management expects to develop contingency plans to address possible year 2000 system failures by the Company or its suppliers by December 1999. Even if these plans are completed and implemented in a timely manner, they may be insufficient to address system failures.

         The Company's costs to date for its Year 2000 compliance project, excluding the salaries of its employees, have not been material. In fact, the Company's IT systems have been modified by the suppliers of those systems and such modifications were included as part of normal upgrades of those systems. The Company does not currently believe that the future costs associated with its remaining IT systems or its non-IT systems will be material.

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

                  None


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None


ITEM 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

                  None


ITEM 5.           OTHER INFORMATION.

                  In order to present a proposal at the 2000 Annual Meeting of Stockholders, a Strayer stockholder must provide written notice of the proposal to the Company no later than February 24, 2000. The Company intends to use discretionary voting authority with respect to any matter brought before the 2000 Annual Meeting of Stockholders of which the Company has not received written notice by February 24, 2000. The address to which such a written notice must be sent is Strayer Education, Inc., 8550 Cinder Bed Dr., Newington, Virginia 22122, Attn:
                  Investor Relations.


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


                             STRAYER EDUCATION, INC.

                        /s/ HARRY T. WILKINS
                        ---------------------------------


                             Chief Financial Officer

                             Date: November 1, 1999

                                INDEX TO EXHIBITS


EXHIBITS NUMBER                     DESCRIPTION                                 PAGE
---------------                     -----------                                 ----

           27.2                     Financial Data Schedule                      14
