Form 10-K
period 1999-12-31
STRAYER EDUCATION INC
filed 2000-03-24
CIK 1013934

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999      Commission file number: 0-21039
                            STRAYER EDUCATION, INC.
             (Exact name of registrant as specified in its charter)

                          ---------------------------

                   MARYLAND                                      52-1975978
       (State or other jurisdiction of            (I.R.S. Employer Identification Number)
        incorporation or organization)

              1025 FIFTEENTH STREET, N.W., WASHINGTON, D.C. 20005
                    (Address of principal executive offices)
       REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (202) 408-2424

                          ---------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of Registrant is $404,620,107 (based upon the last sale price of the Common Stock as reported on the Nasdaq National Market System on February 29, 2000). The total number of shares of Common Stock outstanding as of February 29, 2000 was 15,304,490.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant's 1999 fiscal year) are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Strayer Education, Inc. (the "Company"), through its wholly-owned subsidiary, Strayer University, Inc. ("Strayer" or the "University") is a regional proprietary institution of higher education that offers undergraduate and graduate degree programs to more than 11,500 students at thirteen campuses in Washington, D.C., Maryland and Virginia. The University is accredited by the Commission on Higher Education of the Middle States Association of Colleges and Schools ("Middle States"), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education ("Department of Education" or "Department"). The majority of Strayer students are working adults pursuing their first college degree to improve their job skills and advance their careers. Of students enrolled in Strayer programs at the beginning of the 1999 Fall quarter, approximately 61% were age 30 or over and approximately 72% were engaged in a part-time course of study. The University considers a full-time undergraduate and graduate student to be one who completes 13.5 and
9.0 course credits in an academic quarter, respectively. In the 1999 Fall quarter, Strayer students completed an average of 8.9 course credits.

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

CURRICULUM

     The University offers a business-oriented curriculum to equip students with specialized knowledge and skills for careers in business, industry and government. The Academic Curriculum Committee reviews and revises the University's course offerings periodically to improve the educational programs and respond to changing and competitive job markets. The University formed a Curriculum Advisory Board in 1993 to support the program evaluation process. The Curriculum Advisory Board consists of University faculty, current and former Strayer students, and representatives from more than 16 private and federal sector employers in Maryland, Virginia, and the District of Columbia. The Curriculum Advisory Board also studies the career progress of University alumni. The University uses these studies to make decisions about curriculum development, resource allocation and faculty appointments.

     The University offers programs in the following areas:

BACHELOR OF SCIENCE (B.S.)    MASTER OF SCIENCE (M.S.)      ASSOCIATE IN ARTS (A.A.)
DEGREE                        DEGREE                        DEGREE
Accounting                    Business Administration       Accounting
Business Administration       Information Systems           Business Administration
Computer Information Systems  Professional Accounting       Computer Information Systems
Computer Networking                                         Economics
Economics                     DIPLOMA (CAREER DIVISION)     General Studies
International Business        Computer Information Systems  Marketing

     Each undergraduate degree program emphasizes oral and written communication skills as well as mathematics and various disciplines in the humanities and social sciences. In addition to its degree and diploma programs, the University offers classes to non-degree, non-program students wishing to take courses for personal or professional enrichment.

     Although all of the University's programs and courses are offered at each campus, the University adapts its offerings to the preferences of the student population at each location. In addition, Strayer students may enroll in courses at more than one campus. The following table shows Strayer's enrollment by major, program and campus location at the beginning of the 1999 Fall quarter:

                    UNIVERSITY ENROLLMENT BY MAJOR, PROGRAM
                       AND LOCATION -- 1999 FALL QUARTER

                                      WASHINGTON   TAKOMA   PRINCE                 ANNE     WHITE
          MAJOR             PROGRAM      D.C.       PARK    GEORGE   MONTGOMERY   ARUNDEL   MARSH   ARLINGTON   ALEXANDRIA
          -----             -------   ----------   ------   ------   ----------   -------   -----   ---------   ----------
Accounting................    AA           34         18      19          0           0        5         14          10
                              BS          104         56      34          6           0        6         41          80
                              MS           19         12       6          2           0        0         18          11
Business Administration...    AA          113         28      64          6           0        7         36          22
                              BS          258        144     112         18          36       11        159         181
                              MS           74         55      24         14           4        9         81          86
International Business....    BS           19          8       4          6           2        1         12          18
Computer Information
  Systems.................     *           99        126     177         21           0        5         56         102
                              AA          146         90      65          4           0        9         28          18
                              BS          303        219     125         56          23       18        259         267
Computer Networking.......    BS          139        102     155         59          58        9        121         273
Information Systems.......    MS           92         50      30         29           9        4        128         111
Economics.................    AA            1          0       1          0           0        0          0           0
                              BS           10          5       1          0           0        0          5           2
General Studies...........    AA            9         11       3          0           0        2          5           6
Marketing.................    AA            9          3       1          1           0        1          3           4
Non-Degree/Non-Program**..    --          157        141     128         39          20       20        187         106
                                        -----      -----     ---        ---         ---      ---      -----       -----
Total Enrollment..........              1,586      1,068     949        261         152      107      1,153       1,297
                                        =====      =====     ===        ===         ===      ===      =====       =====

---------------
 * Diploma program.

** Includes undeclared majors.

                    UNIVERSITY ENROLLMENT BY MAJOR, PROGRAM
                       AND LOCATION -- 1999 FALL QUARTER

                                                                                                            DISTANCE     TOTAL
               MAJOR                 PROGRAM   WOODBRIDGE   LOUDOUN   MANASSAS   FREDERICKSBURG   HENRICO   LEARNING   ENROLLMENT
               -----                 -------   ----------   -------   --------   --------------   -------   --------   ----------
Accounting.........................    AA            8           4         7            3             1         2           125
                                       BS           73          54        70           51            19        18           612
                                       MS           11           3        10            3             1         6           102
Business Administration............    AA           23          22        23           15             2         6           367
                                       BS          251         164       177          162            56        45         1,774
                                       MS           88          58        86           72            31        23           705
International Business.............    BS            7          11        12            4             0         2           106
Computer Information Systems.......     *           94          90        79           51            10         5           915
                                       AA           33          28        20           37             3        20           501
                                       BS          314         241       263          214            52        63         2,417
Computer Networking................    BS          273         189       165          173            88        25         1,829
Information Systems................    MS           86          69        84           55            17        24           788
Economics..........................    AA            0           0         0            0             0         0             2
                                       BS            1           3         6            0             0         0            32
General Studies....................    AA            2           2         4            3             0         4            51
Marketing..........................    AA            3           1         6            0             0         0            33
Non-Degree/Non-Program**...........    --           39         105        95           33            31        44         1,145
                                                 -----       -----     -----          ---           ---       ---        ------
Total Enrollment...................              1,306       1,044     1,107          876           311       287        11,504
                                                 =====       =====     =====          ===           ===       ===        ======

---------------
 * Diploma program.

** Includes undeclared majors.

     In 1999, the Company opened two campuses in the state of Maryland and received approval to open the Chesterfield Campus in Richmond, Virginia. The Anne Arundel Campus opened and began recruiting students in the spring 1999 quarter. The White Marsh Campus opened and began recruiting students in the summer 1999 quarter. The Company also opened a campus in Montgomery County, Maryland in November 1998 and began recruiting students in the winter quarter of 1999.

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

REGULATORY ENVIRONMENT

     The Higher Education Act of 1965 ("HEA"), as amended, and the regulations promulgated thereunder subject the University and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the HEA ("Title IV Programs") to significant regulatory scrutiny. The HEA mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (i) the federal government through the Department of Education; (ii) the accrediting agencies recognized by the Department of Education; and (iii) state higher education regulatory bodies. The regulations, standards, and policies of these regulatory agencies frequently change. In October 1998, Congress reauthorized the HEA and amended numerous provisions of the HEA.

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

     Middle States reaffirmed the University's accreditation in 1995. The University submitted an interim status report to Middle States on March 26, 1997, which Middle States accepted. Middle States also conducted a site visit to the Prince George's County, Maryland campus and the Distance Learning Center in

Lorton, Virginia, in November 1997, and included them within the College's accreditation. The next scheduled evaluation visit by Middle States is currently set for the year 2000.

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

     The University is authorized by the Immigration and Naturalization Service (the "INS") of the U.S. Department of Justice to admit foreign students. The University also employs foreign faculty members and administrators in accordance with U.S. immigration laws. In addition, Strayer is approved for the education of veterans and members of the selective reserve and their dependents, as well as for the rehabilitation of handicapped students. Approximately 8.5% of the University's students are veterans or reservists.

STUDENT CHARACTERISTICS

     The University's students primarily are working adults. At the beginning of the 1999 Fall quarter, approximately 72% of the enrollment consisted of part-time students, approximately 70% attended classes at night, and approximately 55% were women. The approximate age distribution of the students was as follows:

                                                              PERCENTAGE
                            AGE                               OF STUDENTS
                            ---                               -----------
21 or under.................................................       8%
22 to 29....................................................      31%
30 to 39....................................................      36%
40 to 49....................................................      20%
50 or over..................................................       5%

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

     The marketing department tracks and forwards to the University's admissions representatives responses to its direct mail and advertising campaigns. Admissions representatives at each campus pursue expressions of interest in Strayer by arranging interviews for prospective students. The representatives also conduct campus tours and otherwise assist prospective students in the application process. At December 31, 1999, the University employed 87 admissions representatives.

     The University has entered into articulation agreements with Montgomery Community College and Stratford College to facilitate enrollment of students seeking to transfer course credits earned at these institutions. The University sponsors recruitment events at the campuses of each of these community colleges.

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

TUITION AND FEES

     Strayer charges tuition by the credit hour. All courses offered are 4.5 credit hours. As of January 1, 2000, undergraduate, full-time students are charged at the rate of $200 per credit hour. Undergraduate, part-time students are charged at the rate of $210 per credit hour. Courses in graduate programs are charged at the rate of $270 per credit hour. Accordingly, a full-time student seeking to obtain a bachelor's degree in four years currently would pay approximately $9,000 per year in tuition. The University implemented a tuition increase of $10.00 per credit hour for 2000.

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

     The Company designed the SEL Program for working adult students. The loans generally have maturities ranging from one to four years after graduation and bear interest at a fixed rate that is competitive with rates under Title IV Programs. Monthly loan payments begin the first month after the loan date and generally vary between $200 and $300, including loan principal as well as interest. Borrowers make payments while still enrolled, thereby reducing the debt they otherwise would assume upon completion of their studies. At December 31, 1999, there were a total of 2,153 loans outstanding with an aggregate loan balance of approximately $6.8 million and an average individual loan balance of approximately $3,179.

     Loans under the SEL Program are unsecured. Strayer's underwriting involves a credit evaluation of each applicant. Student defaults on loans extended under the SEL Program have not been material.

CAREER DEVELOPMENT SERVICES

     The University actively assists its students and alumni with job placement and other career-related matters through career development offices located at each campus. Strayer's career development personnel conduct workshops on employment-related topics (including resume preparation, interviewing techniques and job search strategies), maintain job listings, arrange campus interviews by employers and provide other placement assistance. The University sponsors career fairs in the fall and spring quarters for students and alumni to discuss career opportunities with companies and governmental agencies in Maryland, Virginia, and the District of Columbia.

     The University conducts annual alumni surveys to monitor the career progression of its graduates and to comply with the Middle States and state requirements to perform outcome assessments. The reliability of the survey data largely depends on the information reported to the University. The 1998 alumni survey, which had an approximately 27.5% overall response rate, indicated that 92.3% of those responding were employed. In addition, approximately 89.5% of undergraduate alumni and 91.6% of the graduate alumni who responded credit Strayer for the achievement of their professional goals. According to the survey, Strayer's greatest assets, in order of importance, are schedule variety, campus locations, instructor knowledge, personal class sizes and course selection.

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

EMPLOYEES

     During 1999, the University employed 718 faculty members, of whom 94 were full-time and 624 part-time, and 382 non-faculty staff in information systems, financial aid, recruitment and admissions, payroll and human resources, corporate accounting, and other administrative functions. Of the University's non-faculty staff, 267 were employed full-time and 115 part-time.

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

FINANCING STUDENT EDUCATION

     In the 1999 Fall quarter, approximately 43% of the University's students participated in one or more of the federally supported student financial aid programs. A substantial portion (approximately 47% in 1999) of the University's revenues are derived from tuition financed under Title IV Programs.

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

     The 1998 HEA amendments address an institution's refund policy with regard to Title IV Programs only. Under the new provision, the institution must first determine the amount of Title IV Program funds that the student "earned." If the student withdraws during the first 60% of any period of enrollment, the amount of Title IV Program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student earned 100% of the Title IV Program funds. The institution must return to appropriate lenders or Title IV Programs, in a specified order and excluding the Federal Work-Study Program, the lesser of the unearned Title IV Program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV Program funds. This HEA amendment takes effect October 7, 2000, but an institution may choose to implement the provision earlier. The Company believes that the University's refund policy is consistent with the current HEA and has been updated to conform to the 1998 amendments.

     Students finance their Strayer education in a variety of ways. A significant number of students utilize Federal financial aid programs. In addition, many of Strayer's working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress recently extended the Internal Revenue Code's educational assistance programs provision under which an employee may exclude from wages up to $5,250 of tuition reimbursement per year. In addition, Congress recently created several tax credits for students pursuing higher education and added a deduction for interest on student loans. Strayer offers grants, loans (including loans under the SEL Program), scholarships and work-study programs as financing options for its students.

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

     In October 1998, Congress reauthorized and amended the HEA. While the 1998 HEA amendments made numerous changes to Title IV Program requirements, the Company believes that these changes will not have a material adverse effect on the University. Most of the provisions of the 1998 HEA amendments were effective October 1, 1998. However, the Department of Education is required to engage in negotiated rulemaking with representatives of the higher education community before issuing regulations to implement the 1998 HEA amendments to the Title IV Programs. The Company believes that the University is in compliance with the new law.

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

     In certain circumstances, the Department of Education may certify the institution's continuing eligibility to participate in Title IV Programs on a provisional basis for no more than three years. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke the institution's certification to participate in Title IV Programs.

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

  FINANCIAL RESPONSIBILITY

     The HEA and Department of Education regulations establish extensive standards of financial responsibility that institutions such as the University must satisfy to participate in Title IV Programs. These standards generally require that an institution provide the services described in its official publications and statements; provide the administrative resources necessary to comply with Title IV requirements; and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for debts and liabilities incurred in programs administered by the Department. Under standards that were effective prior to July 1, 1998, and may be applied to demonstrate financial responsibility for an institution's fiscal year beginning on or after July 1, 1996 and on or before June 30, 1998, for-profit institutions such as the University must also: (i) demonstrate an "acid test" ratio (defined as the ratio of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1-to-1 at the end of its latest fiscal year;
(ii) not have had operating losses in either or both of its two latest fiscal years that in sum result in a decrease in tangible net worth in excess of 10% of the institution's tangible net worth at the beginning of that two-year period; and (iii) have had a positive tangible net worth for its latest fiscal year. For the fiscal year ended December 31, 1999, the University's "acid test" ratio was 1.68.

     New Department of Education financial responsibility standards, which took effect July 1, 1998, replace the three numeric tests described above with a more complex formula. The new standards focus on three financial ratios: (i) equity ratio (which measures the institution's capital resources, ability to borrow and financial viability); (ii) primary reserve ratio (which measures the institution's financial viability and liquidity); and (iii) net income ratio (which measures the institution's ability to operate at a profit or within its means). An institution must have a composite score of at least 1.5 to be deemed financially responsible without the need for further Federal oversight. The Company has applied the new financial responsibility standards to its audited financial statements as of and for the year ended December 31, 1999 and calculated a composite score of 3.0. The Company therefore believes that the University meets the Department's new financial responsibility standards.

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

     If an institution's FFEL cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, the institution may be placed on provisional certification status. Provisional certification does not limit an institution's access to Title IV Program funds; however, an institution with provisional status is under closer review by the Department of Education and may be subject to summary adverse action if it commits violations of Title IV Program requirements. The University's cohort default rates on FFEL Program loans for the 1994, 1995, 1996 and 1997 federal fiscal years, the most recent years for which this information is available, were 16.0%, 15.2%, 14.5%, and 14.6%, respectively. The average default rates for proprietary institutions nationally were 21.1%, 19.9%, 18.2%, and 15.4% in fiscal years 1994, 1995, 1996 and 1997, respectively.

  THE "85/15 RULE"

     Under what is commonly referred to as the "85/15 Rule," the HEA until recently provided that proprietary institutions, such as the University, were eligible to participate in Title IV Programs only if they derive no more than 85% of their revenues from Title IV Programs, as determined in accordance with a formula in the regulations. The 1998 HEA amendments increased the percentage of revenues that a for-profit institution can derive from Title IV Programs from 85% to 90%. The Department of Education has not yet issued regulations implementing this change, but the amendment was effective October 1, 1998. A proprietary institution that violates the "85/15 Rule" loses its eligibility to participate in Title IV Programs for at least one year. During 1999, the University derived 47% of its revenues from tuition financed under Title IV Programs.

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

     During 1999, the Department of Education conducted a program review of Strayer University. The Department of Education has issued a final program review determination letter indicating that Strayer University satisfactorily responded to the findings in the program review report. Based on the responses and representations submitted by the University, the Department of Education now considers the findings closed with no additional action required. In addition, no payments or refunds are required to be made to the Department of Education or other lending institutions.

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

DISTANCE LEARNING

     In 1997, the University received regulatory approval from the D.C. Education Licensure Commission, Virginia State Council of Higher Education, Maryland Higher Education Commission, and Middle States to offer all of its existing degree and diploma programs through Strayer Online via Internet-based telecommunications instruction. Instruction for this program is delivered from the Company's Distance Learning Center in Lorton, Virginia. During the Fall 1999 quarter, the University had 1,222 students participating in the distance learning program, of whom 287 students took classes solely through Strayer Online.

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

     As of December 31, 1999, Ron K. Bailey owned approximately 52.7% of the Company's outstanding stock jointly with his wife. If Mr. or Mrs. Bailey were to die, the surviving spouse would become the sole owner of those shares. The HEA and Department of Education implementing regulations allow a change in ownership upon the retirement or death of an owner to be treated as not resulting in a change of control if it involves the sale or transfer of the owner's ownership interest to a family member or to a person with an ownership interest who has been involved in the management of the institution for at least two years. However, the Department of Education requires schools to report such events to the Department of Education for review. District of Columbia, Virginia and Maryland law and Middle States policies do not specifically address changes in ownership resulting from the retirement or death of an owner. However, it is possible that one or more of these regulatory bodies would consider such a change in ownership to be a substantive change that must be reported by the institution and would require review or reauthorization of the institution.

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

ITEM 2. PROPERTIES.

     The University leases ten of its thirteen campuses, four of which are owned by corporations controlled by the Company's President and CEO, Ron K. Bailey. The leases with these corporations all have ten-year terms expiring in 2010, with three five-year renewal terms. See "Certain Transactions -- Lease of Campus Facilities" and Note 7 to the Company's consolidated financial statements. The table below sets forth certain information regarding each of the University's properties at December 31, 1999:

                                                            AREA IN       LEASE EXPIRES
                        LOCATION                          SQUARE FEET         YEAR
                        --------                          -----------   -----------------
Washington, D.C.........................................    33,000            2006
Alexandria, Virginia....................................    22,000      Facility is owned
Arlington, Virginia.....................................    26,000            2002
Woodbridge, Virginia....................................    20,800            2006
Manassas, Virginia......................................    20,800            2006
Loudoun Campus (Ashburn, Virginia)......................    33,000      Facility is owned
Fredericksburg, Virginia................................    17,500            2006
Takoma Park (Washington, D.C.)..........................    21,800      Facility is owned
Prince George's County, Maryland........................    12,000            2003
Distance Learning (Lorton, Virginia)....................    16,200            2004
Henrico County (Glen Allen, Virginia)...................    19,000            2003
Montgomery County (Germantown, MD)......................    17,000            2005
Anne Arundel County, Maryland...........................    17,000            2004
White Marsh (Baltimore, MD).............................    20,000            2010

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company's property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were voted upon during the fourth quarter of 1999.

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

                                                               HIGH     LOW
                                                              ------   ------
1996:
  Third Quarter (July 25 through September 30)..............  $17.88   $10.25
  Fourth Quarter............................................  $23.00   $16.38
1997:
  First Quarter.............................................  $17.92   $13.08
  Second Quarter............................................  $26.33   $13.08
  Third Quarter.............................................  $30.33   $23.08
  Fourth Quarter............................................  $36.00   $28.00
1998:
  First Quarter.............................................  $34.75   $30.00
  Second Quarter............................................  $38.50   $33.00
  Third Quarter.............................................  $35.00   $25.88
  Fourth Quarter............................................  $39.75   $25.63
1999:
  First Quarter.............................................  $39.63   $31.13
  Second Quarter............................................  $37.50   $26.25
  Third Quarter.............................................  $32.81   $19.88
  Fourth Quarter............................................  $23.00   $12.87

     The last sales price of the Common Stock on February 29, 2000, as reported on the Nasdaq National Market, was $26.438 per share. As of February 29, 1999, there were approximately 49 holders of record and 3,518 non-objecting beneficial shareholders. The Company believes that there are a number of holders of Common Stock whose shares are held in nominee accounts by brokers.

     The Company has established a policy of declaring quarterly cash dividends at the rate of $0.06 per share ($0.24 annually) on the Company's Common Stock. The amount of dividends payable in the future will be reviewed periodically by the Company's Board of Directors in light of the Company's earnings, financial condition, capital needs and regulatory considerations. There is no requirement or assurance that dividends will be paid.

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

                                                             YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                  1995      1996      1997      1998      1999
                                                 -------   -------   -------   -------   -------
INCOME STATEMENT DATA:
  Total revenues...............................  $38,196   $45,005   $53,131   $62,872   $69,776
                                                 -------   -------   -------   -------   -------
  Costs and expenses
     Instruction and educational support.......   16,168    17,808    19,738    22,355    25,082
     Selling and promotion.....................    4,281     4,457     5,476     5,923     7,765
     General and administration(1).............   11,571     6,749     7,232     8,387     9,405
                                                 -------   -------   -------   -------   -------
                                                  32,020    29,014    32,446    36,665    42,252
                                                 -------   -------   -------   -------   -------
  Income from operations.......................    6,176    15,991    20,685    26,207    27,524
  Investment and other income..................      875     1,061     2,764     3,180     4,302
                                                 -------   -------   -------   -------   -------
  Income before income taxes...................    7,051    17,052    23,449    29,387    31,826
  Provision for income taxes(2)................       --     2,740     9,012    11,440    12,500
                                                 -------   -------   -------   -------   -------
  Net income...................................  $ 7,051   $14,312   $14,437   $17,947   $19,326
                                                 =======   =======   =======   =======   =======
  Cash dividends per common share..............            $  0.04   $  0.17   $  0.23   $  0.24
                                                           =======   =======   =======   =======
PRO FORMA DATA:(3)
  Income before income taxes...................            $17,052
  Income taxes.................................              6,649
                                                           -------
  Net income...................................            $10,403
                                                           =======
NET INCOME PER SHARE (PRO FORMA FOR 1996)
  Basic........................................            $  0.84   $  0.96   $  1.15   $  1.25
                                                           =======   =======   =======   =======
  Diluted......................................            $  0.83   $  0.93   $  1.12   $  1.23
                                                           =======   =======   =======   =======
WEIGHTED AVERAGE SHARES OUTSTANDING(4)
  Basic........................................             12,425    15,037    15,626    15,505
                                                           =======   =======   =======   =======
  Diluted......................................             12,593    15,590    16,063    15,711
                                                           =======   =======   =======   =======
OPERATING DATA:
  Enrollment(5)................................    7,400     8,200     9,400    10,400    11,500

                                                                 AT DECEMBER 31,
                                                  ----------------------------------------------
                                                   1995     1996      1997      1998      1999
                                                  ------   -------   -------   -------   -------
BALANCE SHEET DATA:
  Cash and cash equivalents.....................  $8,992   $11,777   $15,934   $18,614   $12,213
  Working capital...............................   8,327    15,574    20,600    23,363    18,170
  Total assets..................................  25,878    47,822    78,248    97,146    98,096
  Long-term liabilities.........................      --       189       137       330       141
  Total liabilities.............................  10,539    12,411    13,125    15,501    17,035
  Total stockholders' equity....................  15,339    35,411    65,123    81,645    81,061

---------------
(1) Includes bonus payments to the former stockholder of the University (the "S Corporation Stockholder") of $6.2 million in 1995 for the payment of income taxes by the S Corporation Stockholder on undistributed S Corporation income. In connection with the Company's initial public offering, effective July 25, 1996, the Company acquired the University and ELP, as a result of which the University and ELP changed their tax status from S Corporations to C Corporations. See "Management's Discussion and Analysis of Financial Condition and Results of
    Operations -- Background and Overview."

(2) Historical data for 1995 does not reflect any provision for income taxes. The University and ELP were S Corporations during such periods and therefore were not subject to income tax.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion contains statements that are forward looking. They are based on the Company's current expectations and are subject to a number of uncertainties and risks. The Company's actual results may differ materially. The uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the economic environment. Further information about these and other relevant risks and uncertainties may be found in the Company's other filings with the Securities and Exchange Commission, all of which are available from the Commission and from the Company's worldwide web site at http://www.strayeredu.com, as well as from other sources.

BACKGROUND AND OVERVIEW

     The University is a regional proprietary institution of higher education offering undergraduate and graduate degree programs at thirteen campuses in Maryland, Virginia, and the District of Columbia. The Company was incorporated in May 1996 to acquire all of the outstanding capital stock of the University and ELP from Mr. and Mrs. Ron K. Bailey, the previous sole stockholders of the University. Upon completion of the Company's initial public offering in July 1996, the University and ELP, which administers the SEL Program, became direct subsidiaries of the Company.

     Revenues, operating income, and net income have increased in each of the last three years. From 1996 through 1999, revenues increased approximately 55.0%, operating income increased approximately 72.1%, and net income (pro forma) increased 85.8%. Over the three-year period, tuition revenue accounted for approximately 98.3% of total revenue. The number of students increased approximately 40.8% from 8,172 at the beginning of the 1996 Fall quarter to 11,504 at the beginning of the 1999 Fall quarter, and tuition rates increased approximately 11.7% over the last three years.

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

     The University records tuition receivable when students register for the academic quarter, generally prior to the end of the previous academic quarter. Because the University's academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due is charged against the allowance. The University's historical bad debt expense related to tuition receivable as a percentage of revenue for the years ended December 31, 1997, 1998, and 1999 was 2.6%, 2.9%, and 2.4%, respectively.

     The University's expenses consist of instruction and educational support expenses, selling and promotional expenses, and general and administration expenses. Instruction and educational support expenses generally contain items of expense directly attributable to the educational activity of the University. This expense category includes salaries and benefits of faculty, academic administrators, and student support personnel. Instruction and educational support expenses also include costs of educational supplies and facilities, including rent on campus leases, certain costs of establishing and maintaining computer laboratories, and all other physical plant and occupancy costs, with the exception of costs attributable to the Jessup, Maryland and Newington, Virginia facilities.

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

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                              1997       1998       1999
                                                              -----      -----      -----
Net revenues:...............................................  100.0%     100.0%     100.0%
                                                              -----      -----      -----
Costs and expenses:
  Instruction and educational support.......................   37.1       35.6       35.9
  Selling and promotional...................................   10.3        9.4       11.1
  General and administration................................   13.6       13.3       13.5
                                                              -----      -----      -----
Income from operations......................................   39.0       41.6       39.5
Investment and other income.................................    5.2        5.1        6.2
                                                              -----      -----      -----
Income before taxes.........................................   44.2       46.7       45.7
Provision for income taxes..................................   17.0       18.2       18.0
                                                              -----      -----      -----
Net income..................................................   27.2%      28.5%      27.7%
                                                              =====      =====      =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues increased 11.0% from $62.9 million in 1998 to $69.8 million in 1999 due to a 10.1% increase in the number of students and a 5% tuition increase in 1999.

     Instruction and educational support expenses. Instruction and educational support expenses increased 12.2% from $22.4 million in 1998 to $25.1 million in 1999 due to an increase in the number of personnel to support increased enrollment, salary increases and the addition of the three new campuses.

     Selling and promotional expenses. Selling and promotional expenses increased 31.1% from $5.9 million in 1998 to $7.8 million in 1999 due principally to increased advertising costs, and the addition of admissions personnel.

     General and administration expenses. General and administration expenses increased 12.1% from $8.4 million in 1998 to $9.4 million in 1999 due principally to the addition of administrative personnel in order to support increased enrollments and the addition of three new campuses.

     Income from operations. Income from operations increased 5.0% from $26.2 million in 1998 to $27.5 million in 1999. This increase was primarily due to the increase in student enrollment and tuition in 1999.

     Provision for income taxes. Income tax expense increased 9.3% from $11.4 million in 1998 to $12.5 million in 1999. This increase was primarily due to the increase in income before taxes attributable to the factors discussed above.

     Net income. Net income increased 7.7% from $17.9 million in 1998 to $19.3 million in 1999 because of the factors discussed above.

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

SEASONALITY

     The Company's quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth, or Fall, quarter, and lowest in the third, or Summer, quarter. In 1999, enrollments at the beginning of the Winter, Spring, Summer and Fall academic quarters were 10,179, 9,778, 7,214 and 11,504, respectively. Costs generally are not affected by the seasonal factors and do not vary significantly on a quarterly basis. To some extent, however, instructional and educational support expenses are lower in the third quarter because fewer part-time faculty are needed.

     The following table sets forth the Company's revenues on a quarterly basis for the years ended December 1997, 1998, and 1999.

                               QUARTERLY REVENUE
                             (DOLLARS IN THOUSANDS)

                                                  1997                1998                1999
                                            -----------------   -----------------   -----------------
            THREE MONTHS ENDED              AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
            ------------------              -------   -------   -------   -------   -------   -------
March 31..................................  $13,773      26%    $16,849      27%    $18,914      27%
June 30...................................   13,639      25      16,375      26      17,643      25
September 30..............................   10,030      19      11,783      18      12,866      19
December 31...............................   15,689      30      17,865      29      20,353      29
                                            -------     ---     -------     ---     -------     ---
     Total for Year.......................  $53,131     100%    $62,872     100%    $69,776     100%
                                            =======     ===     =======     ===     =======     ===

LIQUIDITY AND CAPITAL RESOURCES

     During 1999, the Company generated cash of $18.3 million from operating activities. Investing activities used cash of $5.1 million, principally for the purchase of property and equipment, including the Takoma Park campus. Cash used by financing activities was $19.6 million for dividend payments of $3.3 million and repurchase of $17.7 million of common stock, offset by proceeds for the exercise of stock options, including tax benefits, of $1.4 million.

     At December 31, 1999, the Company had cash and cash equivalents and marketable securities of $57.5 million compared to $64.0 million at December 31, 1998. In addition, the Company has available a $10.0 million credit facility from a bank. The Company believes that existing cash and cash equivalents, marketable securities, cash generated from operating activities and, if necessary, cash borrowed under the credit facility, will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

IMPACT OF THE YEAR 2000

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

     As a result of the successful implementation and employment of the Company's Year 2000 readiness plan, the Company has experienced no disruption as a result of the year 2000 changeover. The Company is committed to continuous monitoring of all systems, applications and operating systems. Updates for applications and operating systems will be obtained as required.

     The Company's costs to date for its Year 2000 compliance project, excluding the salaries of its employees, have not been material. In fact, the Company's IT systems have been modified by the suppliers of those systems and such modifications were included as part of normal upgrades of those systems. The Company does not currently believe that there are any outstanding year 2000 issues related to its IT systems, the IT systems of any vendor, or the IT systems of the Department of Education. There can be no guarantee, however, that internal systems, external systems, non-IT systems, and the systems of the Company's major suppliers will operate without failure as a result of residual year 2000 issues. The Company cannot assure that undetected internal and external Year 2000 issues will not materially impact its business, financial condition, results of operations and cash flows.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's historical operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company invests its excess cash in marketable securities and certificates of deposit. At December 31, 1999 the Company's investments include certificates of deposit, money market funds, U.S. Government obligations (primarily fixed income securities) and high-quality equity securities. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of December 31, 1999. The Company has not used derivative financial instruments in its investment portfolio.

     Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 1999, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in certificates of deposit or interest earning marketable securities. In addition, as of December 31, 1999, a 10% decrease in market values would not have a material impact on the Company's future earning, fair values, financial position or cash flows related to investments in marketable equity securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Strayer Education, Inc.
  Report of Independent Accountants.........................   25
  Consolidated Balance Sheets as of December 31, 1998 and
     1999...................................................   26
  Consolidated Statements of Income for each of the three
     years in the period ended
     December 31, 1999......................................   27
  Consolidated Statements of Comprehensive Income for each
     of the three years in the period ended December 31,
     1999...................................................   28
  Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended December 31,
     1999...................................................   29
  Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 1999......   30
  Notes to Consolidated Financial Statements................   31
  Schedule II -- Valuation and Qualifying Accounts..........   38

     All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Strayer Education, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PricewaterhouseCoopers LLP

Washington, D.C.
February 3, 2000

                            STRAYER EDUCATION, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                              -----------------
                                                               1998      1999
                                                              -------   -------
                               ASSETS
Current assets:
  Cash and cash equivalents.................................  $18,614   $12,213
  Marketable securities available for sale, at fair value...    6,420     5,901
  Short-term investments -- restricted......................      922       959
  Tuition receivable, net of allowances for doubtful
     accounts of $295 and $605, respectively................   11,812    14,997
  Income taxes receivable...................................      275       201
  Other current assets......................................      491       793
                                                              -------   -------
          Total current assets..............................  $38,534   $35,064
Student loans receivable, net of allowances for losses......    5,524     6,436
Property and equipment, net.................................   13,880    16,837
Marketable securities available for sale, at fair value.....   38,986    39,440
Other assets................................................      222       319
                                                              -------   -------
          Total assets......................................  $97,146   $98,096
                                                              =======   =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   166   $   183
  Accrued expenses..........................................      943       423
  Dividends payable.........................................      789       917
  Unearned tuition..........................................   13,273    15,371
                                                              -------   -------
          Total current liabilities.........................   15,171    16,894
Deferred income taxes.......................................      330       141
                                                              -------   -------
          Total liabilities.................................   15,501    17,035
                                                              -------   -------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01; 5,000,000 shares
     authorized, no shares issued or outstanding............       --        --
  Common stock, par value $.01; 50,000,000 shares
     authorized; 15,277,251 and 15,774,477 shares issued and
     outstanding in 1998 and 1999, respectively.............      158       153
Additional paid-in capital..................................   50,470    34,175
Retained earnings...........................................   30,274    46,194
Accumulated other comprehensive income......................      743       539
                                                              -------   -------
          Total stockholders' equity........................   81,645    81,061
                                                              -------   -------
          Total liabilities and stockholders' equity........  $97,146   $98,096
                                                              =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   --------
Revenues....................................................  $ 53,131    $ 62,872    $69,776
                                                              --------    --------    -------
Costs and expenses:
  Instruction and educational support.......................    19,738      22,355     25,082
  Selling and promotion.....................................     5,476       5,923      7,765
  General and administration................................     7,232       8,387      9,405
                                                              --------    --------    -------
                                                                32,446      36,665     42,252
                                                              --------    --------    -------
  Income from operations....................................    20,685      26,207     27,524
Investment and other income.................................     2,764       3,180      4,302
                                                              --------    --------    -------
  Income before income taxes................................    23,449      29,387     31,826
Provision for income taxes..................................     9,012      11,440     12,500
                                                              --------    --------    -------
  Net income................................................  $ 14,437    $ 17,947    $19,326
                                                              ========    ========    =======
NET INCOME PER SHARE:
  Basic.....................................................  $   0.96    $   1.15    $  1.25
  Diluted...................................................  $   0.93    $   1.12    $  1.23

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Net income..................................................   $14,437     $17,947     $19,326
Other comprehensive income (loss):
  Unrealized gains (losses) on investments, net of taxes....        52         460        (204)
                                                               -------     -------     -------
Comprehensive income........................................   $14,489     $18,407     $19,122
                                                               =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      ACCUMULATED
                                          COMMON STOCK       ADDITIONAL                  OTHER
                                       -------------------    PAID-IN     RETAINED   COMPREHENSIVE
                                         SHARES     AMOUNT    CAPITAL     EARNINGS      INCOME        TOTAL
                                       ----------   ------   ----------   --------   -------------   --------
Balance, December 31, 1996...........  14,175,000    $142     $ 31,147    $ 3,891        $ 231       $ 35,411
  Proceeds from sale of common stock,
    net of offering expenses of
    $1,189...........................   1,158,750      12       15,021         --           --         15,033
  Exercise of stock options..........     208,355       2        1,387         --           --          1,389
  Reimbursement of prior year
    distribution to stockholders.....          --      --           --         84           --             84
  Tax benefit from exercise of stock
    options..........................          --      --        1,207         --           --          1,207
  Dividends ($0.17 per share)........          --      --           --     (2,490)          --         (2,490)
  Net unrealized gains on marketable
    securities.......................          --      --           --         --           52             52
  Net income.........................          --      --           --     14,437           --         14,437
                                       ----------    ----     --------    -------        -----       --------
Balance, December 31, 1997...........  15,542,105     156       48,762     15,922          283         65,123
  Exercise of stock options..........     303,872       3        2,096         --           --          2,099
  Repurchase of common stock.........     (71,500)     (1)      (2,388)        --           --         (2,389)
  Dividends ($0.23 per share)........          --      --           --     (3,595)          --         (3,595)
  Tax benefit from exercise of stock
    options..........................          --      --        2,000         --           --          2,000
  Net unrealized gains on marketable
    securities.......................          --      --           --         --          460            460
  Net income.........................          --      --           --     17,947           --         17,947
                                       ----------    ----     --------    -------        -----       --------
Balance, December 31, 1998...........  15,774,477     158       50,470     30,274          743         81,645
  Exercise of stock options..........     133,203       1          903         --           --            904
  Repurchase of common stock.........    (630,429)     (6)     (17,723)        --           --        (17,729)
  Dividends ($0.24 per share)........          --      --           --     (3,406)          --         (3,406)
  Tax benefit from exercise of stock
    options..........................          --      --          525         --           --            525
  Net unrealized losses on marketable
    securities.......................          --      --           --         --         (204)          (204)
  Net income.........................          --      --           --     19,326           --         19,326
                                       ----------    ----     --------    -------        -----       --------
Balance, December 31, 1999...........  15,277,251    $153     $ 34,175    $46,194        $ 539       $ 81,061
                                       ==========    ====     ========    =======        =====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $ 14,437    $ 17,947    $ 19,326
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     1,236       1,625       1,894
     Provision for student loan losses......................       325         353         216
     Deferred income taxes..................................      (174)       (147)       (248)
     Other non-cash charges.................................        --          75          --
  Changes in assets and liabilities:
     Short-term investments -- restricted...................       (72)        (43)        (37)
     Tuition receivable, net................................    (1,140)     (1,749)     (3,185)
     Inventories............................................       (95)      1,018          --
     Income taxes receivable................................        --        (275)         74
     Other current assets...................................      (279)        238        (114)
     Other assets...........................................      (138)         10         (97)
     Trade accounts payable.................................        48        (214)         17
     Accrued expenses.......................................        89         114        (520)
     Unearned tuition.......................................       629       1,494       2,098
  Student loans originated or acquired......................    (4,078)     (4,293)     (5,124)
  Collections on student loans receivable...................     2,114       2,854       3,996
                                                              --------    --------    --------
          Net cash provided by operating activities.........    12,902      19,007      18,296
                                                              --------    --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (2,286)     (7,392)     (4,851)
  Purchases of marketable securities........................   (34,380)    (19,739)     (9,298)
  Maturities of marketable securities.......................    12,698      11,975       9,030
                                                              --------    --------    --------
          Net cash used in investing activities.............   (23,968)    (15,156)     (5,119)
                                                              --------    --------    --------
Cash flows from financing activities:
  Dividends paid............................................    (2,490)     (2,806)     (3,278)
  Proceeds from sale of common stock........................    15,033          --          --
  Proceeds from exercise of stock options, including tax
     benefits...............................................     2,596       4,024       1,429
  Repurchase of common stock................................        --      (2,389)    (17,729)
  Other.....................................................        84          --          --
                                                              --------    --------    --------
          Net cash provided by (used in) financing
            activities......................................    15,223      (1,171)    (19,578)
                                                              --------    --------    --------
          Net increase (decrease) in cash and cash
            requirements....................................     4,157       2,680      (6,401)
Cash and cash equivalents -- beginning of year..............    11,777      15,934      18,614
                                                              --------    --------    --------
Cash and cash equivalents -- end of year....................  $ 15,934    $ 18,614    $ 12,213
                                                              ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     Strayer Education, Inc. (the Company), a Maryland corporation, conducts its operations though its subsidiaries, Strayer University, Inc. (the University) and Education Loan Processing, Inc. (ELP). The University is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its thirteen campuses in the District of Columbia, Maryland and Virginia. ELP provides student loans for the University's students. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as non-current consistent with industry practice.

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

  INVESTMENTS

     The Company's investments in marketable securities are considered "available-for-sale," and, as such, are stated at fair value. The net unrealized gains and losses are reported as a component of accumulated comprehensive income in stockholders' equity. Realized gains or losses from the sale of marketable securities are based on the specific identification method.

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

                            STRAYER EDUCATION, INC.

1.  ORGANIZATION AND NATURE OF OPERATIONS -- (CONTINUED)
     Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University's student base in Maryland, Virginia, and the District of Columbia. The University establishes an allowance for doubtful tuition accounts based upon historical trends and other information.

     Student loans are receivable from the University's students. The Company performs credit evaluations and requires cosigners in some instances to minimize credit risk.

  INVENTORIES

     Beginning in 1998, the Company contracted out its bookstore operations to an Internet service provider, MBS Direct. The Company no longer maintains bookstore inventories.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $1,236,000, $1,625,000, and $1,894,000 for the years ended December 31, 1997,
1998 and 1999, respectively.

  INCOME TAXES

     The Company provides for deferred income taxes based on temporary differences between financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

  NET INCOME PER SHARE

     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows.

                                                      1997         1998         1999
                                                   ----------   ----------   ----------
Weighted average shares outstanding used to
  compute basic earnings per share...............  15,037,002   15,626,274   15,505,343
Incremental shares issuable upon the assumed
  exercise of stock options......................     552,774      436,982      205,180
                                                   ----------   ----------   ----------
Shares used to compute diluted earnings per
  share..........................................  15,589,776   16,063,256   15,710,523
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

                            STRAYER EDUCATION, INC.

1.  ORGANIZATION AND NATURE OF OPERATIONS -- (CONTINUED)
  COMMON STOCK SPLIT

     During 1997, the Company's Board of Directors approved a 3-for-2 stock split. The stock dividend was paid on November 18, 1997 to shareholders of record on November 4, 1997. All prior share and per share information in the financial statements have been changed to give effect to this stock split.

  COMPREHENSIVE INCOME

     Comprehensive income consists of net income and unrealized gains on investments in marketable securities, net of income taxes.

2.  INVESTMENTS

  SHORT-TERM INVESTMENTS -- RESTRICTED

     The U.S. Department of Education requires Title IV Program loan funds collected in excess of amounts due for tuition to be kept in a cash or cash equivalent account until such amounts are required to be remitted to students. These funds are invested in short-term U.S. Treasury Notes.

  MARKETABLE SECURITIES

     The cost and market value for each class of investments as of December 31, 1998 and 1999 are as follows (in thousands):

                                                                   1998
                                                -------------------------------------------
                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   MARKET
                                                 COST       GAINS        LOSSES      VALUE
                                                -------   ----------   ----------   -------
Certificates of deposit and money market
  funds.......................................  $10,617     $   14        $ --      $10,631
Fixed income investments......................   22,989        348          --       23,337
Equity securities.............................   10,584        854          --       11,438
                                                -------     ------        ----      -------
          Total...............................  $44,190     $1,216        $ --      $45,406
                                                =======     ======        ====      =======

                                                                   1999
                                                -------------------------------------------
                                                            GROSS        GROSS
                                                          UNREALIZED   UNREALIZED   MARKET
                                                 COST       GAINS        LOSSES      VALUE
                                                -------   ----------   ----------   -------
Certificates of deposit and money market
  funds.......................................  $ 8,852     $   --        $ --      $ 8,852
Fixed income investments......................   23,835         23         435       23,423
Equity securities.............................   11,771      1,295          --       13,066
                                                -------     ------        ----      -------
          Total...............................  $44,458     $1,318        $435      $45,341
                                                =======     ======        ====      =======

                            STRAYER EDUCATION, INC.

3.  PROPERTY AND EQUIPMENT

     The composition of property and equipment as of December 31, 1998 and 1999 is as follows (in thousands):

                                                               1998      1999
                                                              -------   -------
Land........................................................  $ 2,000   $ 4,014
Buildings...................................................    4,639     5,414
Furniture and equipment.....................................    9,326    11,155
Leasehold improvements......................................    3,735     3,967
Vehicles....................................................       22        22
                                                              -------   -------
                                                               19,722    24,572
  Less accumulated depreciation and amortization............   (5,842)   (7,735)
                                                              -------   -------
                                                              $13,880   $16,837
                                                              =======   =======

4.  STUDENT LOANS RECEIVABLE

     Student loans receivable under the Strayer Education Loan Program as of December 31, 1998 and 1999 are as follows (in thousands):

                                                               1998     1999
                                                              ------   ------
Student loans receivable outstanding, including accrued
  interest..................................................  $5,877   $6,847
Allowance for loan losses...................................    (353)    (411)
                                                              ------   ------
     Student loans receivable, net..........................  $5,524   $6,436
                                                              ======   ======

     The interest rate on these student loans is generally 7.5%. The Company believes the carrying value of the student loans approximates their fair value. The loans require a minimum monthly payment of the greater of $50 or 3% of the outstanding loan balance, plus interest while the student is in attendance. Upon the student's graduation or withdrawal, the loans become due in equal monthly installments of principal plus interest over 33.3 months.

5.  STOCK OPTION PLAN

     In July 1996, the Company set aside 1,500,000 shares of common stock for shares to be issued under the Company's 1996 Stock Option Plan (the Plan) that provided for the grant of options intended to qualify as incentive stock options, and also provided for the grant of non-qualifying options to directors and employees of the Company. Options may be granted to eligible employees of the Company at the discretion of the Board of Directors, at option prices based on the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors. Stock option activity for the years ended December 31, 1997, 1998, and 1999 is as follows:

                                                              NUMBER OF SHARES
                                                              ----------------
Balance, December 31, 1996..................................       985,875
  Grants....................................................            --
  Exercises.................................................      (208,355)
  Forfeitures...............................................       (50,462)
                                                                  --------

                            STRAYER EDUCATION, INC.

5.  STOCK OPTION PLAN -- (CONTINUED)

                                                              NUMBER OF SHARES
                                                              ----------------
Balance, December 31, 1997..................................       727,058
  Grants....................................................        11,324
  Exercises.................................................      (303,872)
  Forfeitures...............................................            --
                                                                  --------
Balance, December 31, 1998..................................       434,510
                                                                  --------
  Grants....................................................         2,759
  Exercises.................................................      (133,203)
  Forfeitures...............................................            --
                                                                  --------
Balance, December 31, 1999..................................       304,066
                                                                  ========

     At December 31, 1999, the 304,066 stock options outstanding are exercisable. All of the options have an exercise price of $6.67 per share and expire on July 25, 2001.

     The Company accounts for the fair value of its stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Plan, since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with that method of accounting under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's pro forma net income and net income per share for the years ended December 31, 1997, 1998, and 1999 would have been decreased as indicated below (in thousands):

                                                            1997      1998      1999
                                                           -------   -------   -------
Net income:
  As reported............................................  $14,437   $17,947   $19,326
  Pro forma..............................................  $14,005   $17,054   $19,283
Net income per common share:
Basic:
  As reported............................................  $  0.96   $  1.15   $  1.25
  Pro forma..............................................  $  0.93   $  1.09   $  1.24
Diluted:
  As reported............................................  $  0.93   $  1.12   $  1.23
  Pro forma..............................................  $  0.90   $  1.06   $  1.23

     The fair value of each option granted in 1999 was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 1.0%; expected volatility of 47%; risk-free interest rate of 5.25%; expected term of 2.1 years. The fair value at date of grant was $25.55 per share. The fair value of each option granted in 1998 was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 1.0%; expected volatility of 35%; risk-free interest rate of 4.17%; expected term of 2 years. The fair value at date of grant was $20.08 per share. The remaining contractual life of the options as of December 31, 1999 was 1.58 years.

6.  OTHER EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) profit sharing trust covering all eligible employees of the Company. Participants may defer a percentage of their salaries or make contributions up to 10% of their total compensation. Employee contributions are voluntary. Discretionary contributions are made by the Company

                            STRAYER EDUCATION, INC.

6. OTHER EMPLOYEE BENEFIT PLANS -- (CONTINUED) in the fourth quarter of each year, and were $144,000, $185,000 and $186,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

     In May 1998, the Company adopted the Strayer Education Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 90 percent of its market value at the date of purchase. Purchases are limited to 10 percent of an employee's eligible compensation. The aggregate number of shares of Common Stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. During 1998 and 1999, 4,116 and 11,962 shares, respectively, were purchased in the open market for employees, at average prices of $31.81 and $26.13 per share, respectively.

7.  COMMITMENTS AND CONTINGENCIES

     The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     The Company has long-term operating leases for ten of its thirteen campuses and other administrative locations. Rent expense was $3,294,000, $3,658,000 and $4,227,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The University has the option to buy certain of these campus properties at their fair market value as determined by independent appraisal. The Washington D.C. campus and three of the Virginia campuses are leased from companies owned by the President and Chief Executive Officer and a majority stockholder of the Company. Rent paid to these companies was $2,126,000, $2,199,363 and $2,040,167 for the years ended December 31, 1997, 1998 and 1999, respectively. During 1999, the Company acquired its Takoma Park Campus from its majority stockholder for $1,024,000.

     The rents on these leases are subject to an annual increase based on a stipulated price index. The minimum rental commitments for the Company as of December 31, 1999 are as follows (in thousands):

                                                                     TOTAL AMOUNT PAYABLE
                                                            TOTAL     TO RELATED PARTIES
                                                           -------   --------------------
2000.....................................................  $ 4,501         $ 1,849
2001.....................................................    4,382           1,849
2002.....................................................    3,930           1,849
2003.....................................................    3,486           1,849
2004.....................................................    3,010           1,849
Thereafter...............................................    4,824           2,619
                                                           -------         -------
                                                           $24,133         $11,864
                                                           =======         =======

     In addition, the Company has a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company does not pay a fee for this facility, but in the event of any borrowings, an origination fee of 1% will be due on the amounts borrowed from time to time thereunder. There have been no borrowings by the Company under the credit facility.

     On October 2, 1998, the Board of Directors authorized the Company to repurchase up to five percent of shares of its outstanding common stock at market prices, not to exceed a total cost of $24 million. The timing of stock purchases are made at the discretion of management. The Company repurchased 71,500 shares and 630,429 shares during the years ended December 31, 1998 and 1999, respectively.

                            STRAYER EDUCATION, INC.

7.  COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
     During the year 2000, the Board has authorized a stock repurchase program in an amount of up to 25% of net income.

8.  INCOME TAXES

     The income tax provision for the years ended December 31, 1997, 1998 and 1999 is summarized below (in thousands).

                                                             1997     1998      1999
                                                            ------   -------   -------
Current:
  Federal.................................................  $7,422   $ 9,620   $10,453
  State...................................................   1,764     1,967     2,295
                                                            ------   -------   -------
                                                             9,186    11,587    12,748
                                                            ------   -------   -------
Deferred:
  Federal.................................................    (145)     (129)     (203)
  State...................................................     (29)      (18)      (45)
                                                            ------   -------   -------
                                                              (174)     (147)     (248)
                                                            ------   -------   -------
                                                            $9,012   $11,440   $12,500
                                                            ======   =======   =======

     The tax effects of the principal temporary differences that give rise to the Companies' deferred tax asset (liability) are as follows for the years ended December 31, (in thousands):

                                                              1998   1999
                                                              ----   ----
Tuition receivable and student loans........................  $253   $396
Property and equipment......................................   143    203
Accrued vacation pay........................................    --     45
Unrealized gains on marketable securities...................  (473)  (344)
                                                              ----   ----
Net deferred tax asset (liability)..........................  $(77)  $300
                                                              ====   ====

     A reconciliation between the Company's statutory tax rate and the effective tax rate for the years ended December 31, 1997, 1998, and 1999 is as follows:

                                                              1997   1998   1999
                                                              ----   ----   ----
Statutory federal rate......................................   35%    35%    35%
State income taxes, net of federal benefits.................    5%     5%     5%
Effect of prior year accruals...............................   (2%)   (1%)   (1%)
                                                               --     --     --
Effective tax rate..........................................   38%    39%    39%
                                                               ==     ==     ==

     Cash payments for income taxes were $8,147,000 in 1997, $9,552,000 in 1998 and $12,674,000 in 1999.

                            STRAYER EDUCATION, INC.

9.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial information for 1998 and 1999 is as follows (in thousands except per share data):

                                                                 QUARTER
                                                  -------------------------------------
                      1998                         FIRST    SECOND     THIRD    FOURTH
                      ----                        -------   -------   -------   -------
Total revenues..................................  $16,849   $16,375   $11,783   $17,865
Income from operations..........................    8,109     7,310     2,278     8,510
Net income......................................    5,376     4,924     1,890     5,757
Net income per share:
  Basic.........................................  $  0.35   $  0.32   $  0.12   $  0.36
  Diluted.......................................  $  0.34   $  0.31   $  0.12   $  0.35

                                                                 QUARTER
                                                  -------------------------------------
                      1999                         FIRST    SECOND     THIRD    FOURTH
                      ----                        -------   -------   -------   -------
Total revenues..................................  $18,914   $17,643   $12,866   $20,353
Income from operations..........................    9,275     7,692     1,379     9,178
Net income......................................    6,158     5,511     1,509     6,147
Net income per share:
  Basic.........................................  $  0.39   $  0.35   $  0.10   $  0.41
  Diluted.......................................  $  0.39   $  0.35   $  0.10   $  0.40

                            STRAYER EDUCATION, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                 BALANCE      ADDITIONS                 BALANCE
                                               BEGINNING OF   CHARGED TO                END OF
                 DESCRIPTION                      PERIOD       EXPENSE     DEDUCTIONS   PERIOD
                 -----------                   ------------   ----------   ----------   -------
Deduction from asset account:
  Allowance for doubtful accounts:
     Year ended December 31, 1999............      $295         $1,695      $(1,385)     $605
     Year ended December 31, 1998............       230          1,302       (1,237)      295
     Year ended December 31, 1997............       164          1,379       (1,313)      230
  Allowance for loan losses:
     Year ended December 31, 1999............       353            216         (158)      411
     Year ended December 31, 1998............       283            213         (143)      353
     Year ended December 31, 1997............       147            325         (189)      283

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers and directors of the Company:

                 NAME                   AGE                  POSITION
                 ----                   ---                  --------

Ron K. Bailey.........................  59    Chief Executive Officer, President,Director
Harry T. Wilkins......................  43    Chief Financial Officer
Stanley G. Elmore.....................  58    Chairman of the Board of Directors
Todd A. Milano........................  47    Director, Treasurer
Jennie D. Seaton......................  70    Director
Roland Carey..........................  60    Director
Donald T. Benson......................  56    Director
G. Thomas Waite, III..................  48    Director
Charlotte Beason......................  52    Director

     Ron K. Bailey is the Chief Executive Officer and President and has been a director of the Company since its formation. Mr. Bailey is currently the Chairman of the University and was the President and a trustee of the University from 1989 to 1997. He has been the President and a director of ELP since its formation in 1994. From 1980 to 1989, Mr. Bailey held a variety of administrative positions with the University, including the position of Vice President of the University. Before assuming his first full-time position with the University in 1980, Mr. Bailey was a part-time faculty member of the University and served as Director of Data Processing of the National Association of Home Builders.

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

     Stanley G. Elmore has been a director of the Company since July 1996. Mr. Elmore has served as the Chairman of the Board of Trustees of the University from 1989 to 1987. Mr. Elmore retired in 1998 from his position as Vice President, Citibank Mid-Atlantic, a position he had held since 1989.

     Todd A. Milano is the Treasurer of the Company and has been a director of the Company since July 1996. Mr. Milano also served as the Vice Chairman of the Board of Trustees of the University from 1992 to 1999. Mr. Milano has been the President and Chief Executive Officer of Central Pennsylvania College since 1989.

     Dr. Jennie D. Seaton has been a director of the Company since July 1996. Dr. Seaton has been a member of the Board of Trustees of the University since 1990 and was elected to Vice Chairman of the Board of Trustees of the University in 1999. Dr. Seaton is retired and was an Assistant Dean of Virginia Commonwealth University from 1975 to 1994.

     Roland Carey has been a director of the Company since July 1996. Mr. Carey has been a member of the Board of Trustees of the University since 1990. Since August 1999, Mr. Carey has been an Instructor with the Louisa County Public School System of Virginia and Chairman of the Middle School Building Leadership

Team. Prior to his current position, Mr. Carey was the Program Coordinator, Carl Sandburg School for more than twelve years.

     Donald T. Benson has been a director of the Company since July 1996. Mr. Benson has been a member of the Board of Trustees of the University since 1992. Mr. Benson serves as Senior Vice President, Human Resources and Real Estate Investment of Methodist Health Care System in Houston, Texas. From 1997 to 1998, Mr. Benson was Vice President, Human Resources and Administration of Coventry Corporation. Mr. Benson was Vice President, Human Resources of Aetna Inc. from 1992 to 1997.

     G. Thomas Waite, III has been a director of the Company since July 1996. Mr. Waite has been a member of the Board of Trustees of the University since 1994. Mr. Waite has served as Treasurer and Chief Financial Officer, Humane Society of the United States since 1993.

     Dr. Charlotte Beason has been a director of the Company since July 1996. Dr. Beason has been a member of the Board of Trustees of the University since 1995. Dr. Beason is a Nurse at the U.S. Department of Veterans Affairs, a position she has held for more than five years.

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

CERTAIN SIGNIFICANT EMPLOYEES OF THE UNIVERSITY

     The following information is supplied with respect to certain other significant employees of the University:

     Dr. Donald Stoddard, 63, is the President of Strayer University. He was a director of the Company from July 1996 to July 1997. Dr. Stoddard has been a member of the Board of Trustees of the University since 1995. Dr. Stoddard was a Professor, Department of English, Anne Arundel Community College from 1990 to 1997. From 1979 to 1990, Dr. Stoddard was the Coordinator, Collegiate Institutional Approval, of the Maryland Higher Education Commission.

     Younes P. Benab, Ph.D., 62, is the Academic Dean of the University, a position he has held since 1986.

     J. Chris Toe, Ph.D., 45, has been the Administrative Dean of the University since 1997. From 1994 to 1997, Dr. Toe was the Director, Graduate Programs of the University. Dr. Toe joined the University in 1993 as an adjunct professor, becoming a full-time professor in 1994. Prior to joining the University, Dr. Toe was an independent consultant.

     Marla Boulter, 44, is the University's Director of Public Relations, a position she has held since 1995. Ms. Boulter joined the University in 1990 as an accountant and was the University's Director of Marketing from 1991 to 1995.

     Robert E. Farmer, 61, is the Director of Human Resources of the University, a position he has held since 1995. Mr. Farmer was the Campus Coordinator of the Arlington campus from 1992 until 1995, and was the Director of Admissions at that campus from 1990 to 1992. Mr. Farmer is a certified Professional in Human Resources (PHR).

     Doug Lemon, 46, is the University's Director of Information Technology, a position he has held since August 1999. From 1996 to 1999, Mr. Lemon was the Director of Information Technology for the University of Maryland, University College.

     Christopher Symanoskie, 28, is the Manager of Investor Relations, a position he has held since May 1998. Prior to his employment at Strayer, Mr. Symanoskie was the Manager of Financial Information at Callahan & Associates, a Washington D.C. based consulting firm, from 1996 to 1998.

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

     Executive Committee. The Executive Committee consists of Stanley Elmore, Ron Bailey and Jennie Seaton. This committee exercises such authority as is delegated to it.

     Compensation Committee. The Compensation Committee consists of Donald Benson and Todd Milano. The Compensation Committee determines the compensation of the Company's executive officers, subject to the provisions of any employment agreements, and administers the Company's Stock Option Plan.

COMPENSATION OF THE BOARD OF DIRECTORS

     Directors are reimbursed for expenses incurred in connection with their attendance at Board and Committee meetings and currently receive compensation of $1,700 per meeting.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Compensation" in the Company's 1999 Proxy Statement which will be filed no later than 120 days following December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the ownership of Common Stock as of December 31, 1999, by each person known by the Corporation to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, each director of the Corporation, and all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission by such persons or upon information otherwise provided by such persons to the Corporation. Except as noted below, the address for all 5% beneficial owners is:
1025 Fifteenth Street, N.W., Washington, D.C. 20005.

                                                               SHARES BENEFICIALLY OWNED
                                                              ----------------------------
               NAMES OF BENEFICIAL OWNERS(1)                   NUMBER     PERCENT OF CLASS
               -----------------------------                  ---------   ----------------
Ron K. Bailey and Beverly W. Bailey(2)......................  8,175,000         52.7%
Kayne Anderson Investment Management, LLC.(3)
     1800 Avenue of the Stars
     Los Angeles, CA 90067..................................  1,602,137         10.4%
T. Rowe Price Associates, Inc.(4)
     100 East Pratt Street
     Baltimore, MD 21202....................................  1,485,700          9.5%
Harry T. Wilkins............................................    182,000            *
Stanley G. Elmore...........................................     11,850            *
Todd A. Milano..............................................     12,320            *
Jennie D. Seaton............................................      7,950            *
Roland Carey................................................     10,500            *
Donald T. Benson............................................      9,075            *
G. Thomas Waite, III........................................      3,128            *

                                                               SHARES BENEFICIALLY OWNED
                                                              ----------------------------
               NAMES OF BENEFICIAL OWNERS(1)                   NUMBER     PERCENT OF CLASS
               -----------------------------                  ---------   ----------------
Charlotte Beason............................................      3,000            *
                                                              ---------         ----
All directors and executive officers as a group (9
  persons)(5)...............................................  8,414,823         54.3%
                                                              =========         ====

---------------
 *  Less than one percent

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

(2) Includes 292,500 shares held by the Bailey Family Foundation.

(3) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 1, 2000. These securities are owned by various individual and institutional investors, which Kayne Anderson Investment Management, LLC. serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities and Exchange Act of 1934, Kayne Anderson Investment Management is deemed to be a beneficial owner of such securities; however, Kayne Anderson Investment Management expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2000. These securities are owned by various individual and institutional investors, which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities and Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(5) Includes currently exercisable options to purchase the following shares for each listed individual: Wilkins (150,000); Elmore (10,500); Milano (2,500); Seaton (1,600); Carey (10,500); Benson (7,500); Waite (0) and Beason (3,000).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LEASE OF CAMPUS FACILITIES

     The Company has long-term non-cancelable operating leases for ten of its various campus locations. The rents on these leases are subject to an annual increase based on a stipulated price index. Of the ten leased campus locations, four of the campuses, including the Washington, D.C. campus and three of the Virginia campuses, were leased from corporations which are owned by Mr. Bailey, the Company's President, CEO and majority stockholder. Rent paid to Mr. Bailey under these operating leases and the Takoma Park lease prior to its purchase for the years ended December 31, 1997, 1998 and 1999 was $2,126,000, $2,199,363, and
$2,040,167, respectively. During 1999, the Company acquired its Takoma Park Campus from its majority stockholder for $1,024,000. Future minimum rental commitments for all of the Company's ten leases and the four campuses leased from Mr. Bailey as of December 31, 1999 was as follows (in thousands):

                                                                     TOTAL AMOUNT PAYABLE
                                                            TOTAL     TO RELATED PARTIES
                                                           -------   --------------------
2000.....................................................    4,501           1,849
2001.....................................................    4,382           1,849
2002.....................................................    3,930           1,849
2003.....................................................    3,486           1,849
2004.....................................................    3,010           1,849
Thereafter...............................................    4,824           2,619
                                                           -------         -------
                                                           $24,133         $11,864
                                                           =======         =======

     Each of the four leases with Mr. Bailey has a 10-year term expiring in May 2006. The Company has the option under each such lease to purchase at any time during the term of the lease the related campus facility at its discretion at the fair market value of such facility as determined by independent appraisers.

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

     (a)(3) Exhibits

EXHIBIT
 NUMBER                                DESCRIPTION
-------                                -----------
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

                                         STRAYER EDUCATION, INC.

                                          By:            RON K. BAILEY
                                            ------------------------------------
                                              (RON K. BAILEY, CHIEF EXECUTIVE
                                                    OFFICER AND DIRECTOR)

Date: March 10, 2000

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the registration statements of Strayer Education, Inc. and subsidiaries on Form S-8 (Nos. 333-3043 and 333-13597) of our report dated February 3, 2000, on our audits of the consolidated financial statements of Strayer Education, Inc. and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, which report is included in this Form 10-K.

                                                      PricewaterhouseCoopers LLP

Washington, D.C.
March 24, 2000

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ron K. Bailey and Harry T. Wilkins, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

                      SIGNATURE                                        TITLE                        DATE
                      ---------                                        -----                        ----

                  /s/ RON K. BAILEY                    Chief Executive Officer and Director      March 10, 2000
-----------------------------------------------------      (Principal Executive Officer)
                   (RON K. BAILEY)

                /s/ HARRY T. WILKINS                    Chief Financial Officer (Principal       March 10, 2000
-----------------------------------------------------    Financial and Accounting Officer)
                 (HARRY T. WILKINS)

                /s/ STANLEY G. ELMORE                                Director                    March 10, 2000
-----------------------------------------------------
                 (STANLEY G. ELMORE)

                 /s/ TODD A. MILANO                                  Director                    March 10, 2000
-----------------------------------------------------
                  (TODD A. MILANO)

                /s/ JENNIE D. SEATON                                 Director                    March 10, 2000
-----------------------------------------------------
                 (JENNIE D. SEATON)

                  /s/ ROLAND CAREY                                   Director                    March 10, 2000
-----------------------------------------------------
                   (ROLAND CAREY)

                /s/ DONALD T. BENSON                                 Director                    March 10, 2000
-----------------------------------------------------
                 (DONALD T. BENSON)

                 /s/ G. THOMAS WAITE                                 Director                    March 10, 2000
-----------------------------------------------------
                  (G. THOMAS WAITE)

                /s/ CHARLOTTE BEASON                                 Director                    March 10, 2000
-----------------------------------------------------
                 (CHARLOTTE BEASON)