Form 10-Q
period 2000-03-31
STRAYER EDUCATION INC
filed 2000-05-09
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000

                            STRAYER EDUCATION, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)


            MARYLAND                                    52-1975978
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                  1025 15TH STREET, NW, WASHINGTON, DC, 20005
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


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


AS OF MARCH 31, 2000, THERE WERE OUTSTANDING 15,332,665 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                            STRAYER EDUCATION, INC.
                                     INDEX
                                   FORM 10-Q


PART 1 - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets at
                 December 31, 1999 and March 31, 2000............................................  3

                 Condensed Consolidated Statements of Income
                 for the three months ended March 31, 1999 and 2000..............................  4

                 Condensed Statements of Comprehensive Income
                 for the three months ended March 31, 1999 and 2000..............................  4

                 Condensed Consolidated Statements of Cash Flows
                 for the three months ended March 31, 1999 and 2000..............................  5

                 Notes to Condensed Consolidated Financial Statements ...........................  6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ..................................  7

         Item 3. Quantitative and Qualitative
                 Disclosures About Market Risk ..................................................  8

PART II - OTHER INFORMATION

         Items 1-6 Exhibits and Reports on Form 8-K .............................................  9


SIGNATURES ...................................................................................... 10


INDEX TO EXHIBITS ............................................................................... 11

                            STRAYER EDUCATION, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                            December 31,              March 31,
                                                                                1999                     2000
                                                                         -------------------    -------------------
 Current Assets:                                                                                     (Unaudited)

           Cash and cash equivalents                                                $12,213                $21,510

           Marketable securities available for sale, at market                        5,901                  5,968

           Short-term investments - restricted                                          959                    971

           Tuition receivable, net of allowances for doubtful accounts               14,997                 16,378

           Income taxes receivable                                                      201                    ---

           Other current assets                                                         793                  1,139
                                                                         -------------------    -------------------

                      Total current assets                                           35,064                 45,966

 Student loans receivable, net of allowances for losses                               6,436                  6,774

 Property and equipment, net                                                         16,837                 16,935

 Marketable securities available for sale, at market                                 39,440                 42,044

 Other assets                                                                           319                    172
                                                                         -------------------    -------------------

                    Total assets                                                    $98,096               $111,891
                                                                         ===================    ===================

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current Liabilities:

           Accounts payable                                                            $183                   $118

           Accrued expenses                                                             423                    814

           Dividends payable                                                            917                    920

           Unearned tuition                                                          15,371                 18,035

           Income taxes payable                                                         ---                  4,315
                                                                         -------------------    -------------------

                     Total current liabilities                                       16,894                 24,202

 Deferred income taxes                                                                  141                    417
                                                                         -------------------    -------------------

                     Total liabilities                                               17,035                 24,619
                                                                         -------------------    -------------------

 Stockholders' equity:

           Common Stock - Par value $.01; 50,000,000 shares authorized;                 153                    153
            15,277,251 and 15,332,665 shares issued and outstanding at
            December 31, 1999 and March 31, 2000, respectively.

           Additional paid-in capital                                                34,175                 34,383

           Retained earnings                                                         46,194                 52,084

           Accumulated other comprehensive income                                       539                    652
                                                                         -------------------    -------------------

                     Total stockholders' equity                                      81,061                 87,272
                                                                         -------------------    -------------------

                     Total liabilities and stockholders' equity                     $98,096               $111,891
                                                                         ===================    ===================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            STRAYER EDUCATION, INC.
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                 For the three months
                                                                     ended March 31,
                                                                     ---------------

                                                                1999                 2000
                                                                ----                 ----
Revenues                                                         $18,914             $21,128
                                                            -------------       -------------

Costs and Expenses:

         Instruction and educational support                       5,875               6,592

         Selling and promotion                                     1,497               1,713

         General and administration                                2,267               2,400
                                                            -------------       -------------
                                                                   9,639              10,705
                                                            -------------       -------------

         Income from operations                                    9,275              10,423

Investment and other income                                          988                 795
                                                            -------------       -------------

         Income before income taxes                               10,263              11,218

Provision for income taxes:                                        4,105               4,408
                                                            -------------       -------------

         Net income                                               $6,158              $6,810
                                                            =============       =============

Basic net income per share                                         $0.39               $0.45
                                                            =============       =============

Diluted net income per share                                       $0.39               $0.44
                                                            =============       =============





                            STRAYER EDUCATION, INC.
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)


                                                                For the three months
                                                                   Ended March 31,
                                                                   ---------------

                                                                 1999            2000
                                                                 ----            ----
Net income                                                     $6,158          $6,810

Other comprehensive income:
      Unrealized gains on investments, net of taxes                64             113
                                                           -----------     -----------
Comprehensive income                                           $6,222          $6,923
                                                           -----------     -----------



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            STRAYER EDUCATION, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                               For the three months ended March 31,
                                                                             ----------------------------------------
Cash flows from operating activities
                                                                                        1999             2000
                                                                                        ----             ----

          Net income                                                                      $6,158           $6,810

          Adjustments to reconcile net income to net cash provided by activities:

                   Deferred income taxes                                                   (123)              202
                   Depreciation and amortization                                             457              477
                   Changes in assets and liabilities
                        Short-term investments - restricted                                 (11)             (12)
                        Tuition receivable, net                                          (1,690)          (1,381)
                        Other current assets                                               (105)            (346)
                        Other assets                                                          42              147
                        Accounts payable                                                    (95)             (65)
                        Accrued expenses                                                      95              391
                        Income taxes payable/receivable                                    4,174            4,516
                        Unearned tuition                                                   1,578            2,664
                   Student loans originated                                              (1,485)          (1,563)
                   Collections on student loans receivable                                   957            1,225
                                                                                    -------------    -------------
                             Net cash provided by operating activities                     9,952           13,065
                                                                                    -------------    -------------

Cash flows from investing activities:

          Purchases of property and equipment                                              (388)            (575)

          Purchases of marketable securities                                               (298)          (4,500)

          Maturities of marketable securities                                              2,001            2,016

                                                                                    -------------    -------------
                             Net cash provided by (used in) investing activities           1,315          (3,059)
                                                                                    -------------    -------------

Cash flows from financing activities:

          Exercise of stock options                                                          475              208

          Dividends paid                                                                   (788)            (917)

          Repurchase of common stock                                                     (8,177)              ---

                                                                                    -------------    -------------
                             Net cash used in financing activities                       (8,490)            (709)
                                                                                    -------------    -------------

                             Net increase in cash                                          2,777            9,297

Cash and cash equivalents - beginning of period                                           18,614           12,213
                                                                                    -------------    -------------

Cash and cash equivalents - end of period                                                $21,391          $21,510
                                                                                    =============    =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            INFORMATION AS OF MARCH 31, 1999 AND 2000 IS UNAUDITED.


1.   BASIS OF PRESENTATION

     The financial statements are presented on a consolidated basis. The accompanying 1999 and 2000 financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University), Education Loan Processing, Inc. (ELP) and Professional Education, Inc. (Pro Ed), collectively referred to herein as the "Company" or "Companies."

     The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of March 31, 2000, and for the three months ended March 31, 1999 and 2000 is unaudited but, in the opinion of management contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Annual Report on Form 10-K.


2.   NATURE OF OPERATIONS

     The University is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its fourteen campuses in the District of Columbia, Maryland and Virginia.

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

                                                               For the three months
                                                               ended March 31,
                                                               ---------------

                                                             1999             2000
                                                             ----             ----
     Weighted average shares outstanding used to
     compute basic earnings per share..................   15,652           15,298
     Incremental shares issuable upon the
     assumed exercise of stock options.................      276              205
                                                          ------           ------
     Shares used to compute diluted earnings per
     share.............................................   15,928           15,503
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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999.

     Revenues. Revenue increased 12% from $18.9 million in the first quarter of 1999 to $21.1 million in the first quarter of 2000, principally due to an increase in student enrollments and a 5% tuition increase effective for 2000.

     Instruction and educational support expenses. Instruction and educational support expenses increased 12% from $5.9 million in the first quarter of 1999 to $6.6 million in the first quarter of 2000. A salary increase of 4% effective in 2000, the addition of new faculty due to enrollment growth, and the addition of three new campuses contributed to the increase.

     Selling and promotion expenses. Selling and promotion expenses increased 14% from $1.5 million in the first quarter of 1999 to $1.7 million in the first quarter of 2000, principally due to an increase in advertising costs related to the new campuses in Richmond, Virginia, Montgomery County, and Anne Arundel County, increased advertising for the Distance Learning Program, and increases in the number of admissions representatives associated with the new campuses.

     General and administration expenses. General and administration expenses increased 6% from $2.3 million in the first quarter of 1999 to $2.4 million in the first quarter of 2000, principally due to costs associated with opening new campuses in Montgomery County, Anne Arundel County, and Henrico County and salary increases for administrative personnel.

     Income from operations. Operating income increased 12%, from $9.3 million in the first quarter of 1999 to $10.4 million in the first quarter of 2000.
The increase was due to the aforementioned factors.

     Investment and other income. Investment and other income decreased 20%, from $988,000 in the first quarter of 1999 to $795,000 in the first quarter of 2000. The decrease was due to poorer performance by the Company's investment portfolio in 2000.

     Net income. Net income increased 11%, from $6.2 million in the first quarter of 1999 to $6.8 million in the first quarter of 2000. The increase was due to the aforementioned factors.


LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2000, the Company generated cash from operating activities of $13.1 million. Net cash used in investing activities was $3.1 million, principally for net purchases of securities. The Company used cash of approximately $709,000 for financing activities, principally related to payment of dividends. The Company believes that existing cash, cash equivalents and marketable securities aggregating $69.5 million, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

     On October 2, 1998, the Board of Directors approved a stock repurchase program of up to 5% of the Company's outstanding common stock over a period up to two years, not to exceed an aggregate cost of $24.0 million. Additionally, in 1999 the Board of Directors approved a stock repurchase program of up to 25% of the Company's net income beginning in 2000. The timing of the stock purchases are made at the discretion of management. Any shares of common stock repurchased are subsequently retired. Through December 31, 1999, the Company repurchased and retired 704,220 shares under the 1998 program at a cost of approximately $20.1 million. For the three months ended March 31, 2000, the Company did not repurchase any common stock.

YEAR 2000

     As a result of the successful implementation and employment of the Company's Year 2000 readiness plan, the Company has experienced no disruption as a result of the Year 2000 change over. The Company is committed to continuous monitoring of all systems, applications, and operating systems. Updates for applications and operating systems will be obtained as required.

     The Company's costs to date for its Year 2000 compliance project, excluding the salaries of its employees, have not been material. In fact, the Company's IT systems have been modified by the suppliers of those systems and such modifications were included as part of normal upgrades of those systems. The Company currently does not believe that there are any outstanding Year 2000 issues related to its IT systems, the IT systems of any vendor, or the IT systems of the Department of Education. There can be no guarantee, however, that internal systems, external systems, non-IT systems, and the systems of the Company's major suppliers will operate without failure as a result of residual Year 2000 issues. The Company cannot assure that undetected internal and external Year 2000 issues will not materially impact its business, financial condition, results of operations, and cash flows.


               ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company invests its excess cash in marketable securities and certificates of deposit. At March 31, 2000, the Company's investments include certificates of deposit, money market funds, U.S. Government obligations (primarily fixed income securities) and high-quality equity securities. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of March 31, 2000. The Company has not used derivative financial instruments in its investment portfolio.

     Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2000, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in certificates of deposit or interest earning marketable securities. In addition, as of March 31, 2000, a 10% decrease in market values would not have a material impact on the Company's future earnings, fair values, financial position or cash flows related to investments in marketable equity securities.

                          PART II - OTHER INFORMATION





ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         In order to present a proposal at the 2001 Annual Meeting of Stockholders, a Strayer stockholder must provide written notice of the proposal to the Company no later than December 10, 2000. The Company intends to use discretionary voting authority with respect to any matter brought before the 2001 Annual Meeting of Stockholders of which the Company has not received written notice by December 10, 2000. The address to which such a written notice must be sent is Strayer Education, Inc.; 1025 Fifteenth Street, NW; Washington, D.C. 20005;
         Attn: Investor Relations.

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


                                 STRAYER EDUCATION, INC.

                                   /s/ HARRY T. WILKINS
                            ---------------------------------
                                     Harry T. Wilkins

                                 Chief Financial Officer

                                  Date:  April 25, 2000

                               INDEX TO EXHIBITS


EXHIBITS NUMBER                   DESCRIPTION                                PAGE
---------------                   -----------                                ----
           27.2                   Financial Data Schedule                     14