Form 10-Q
period 2000-06-30
STRAYER EDUCATION INC
filed 2000-08-10
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 2000
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

AS OF JUNE 30, 2000, THERE WERE OUTSTANDING 15,337,256 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q


PART 1 - FINANCIAL INFORMATION


      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets at
               December 31, 1999 and June 30, 2000.................................    3

               Condensed Consolidated Statements of Income
               for the three and six month periods ended June 30, 1999 and 2000....    4

               Condensed Consolidated Statements of Comprehensive Income
               for the three and six month periods ended June 30, 1999 and 2000....    4

               Condensed Consolidated Statements of Cash Flows
               for the six month periods ended June 30, 1999 and 2000..............    5

               Notes to Condensed Consolidated Financial Statements................    6

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations...............................................    8

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........    9


PART II - OTHER INFORMATION

    Items 1-6, Exhibits and Reports on Form 8-K....................................   10


SIGNATURES  .......................................................................   11


INDEX TO EXHIBITS..................................................................   12

                           STRAYER EDUCATION, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)


                                    ASSETS

                                                                                        December 31,         June 30,
                                                                                            1999               2000
                                                                                       ---------------     ------------
Current Assets:                                                                                            (Unaudited)

    Cash and cash equivalents                                                              $12,213           $21,502

    Marketable securities available for sale, at fair value                                  5,901             5,950

    Short-term investments - restricted
                                                                                               959               980
    Tuition receivable, net of allowances for doubtful accounts
                                                                                            14,997            11,752

    Income taxes receivable                                                                    201                 -

    Other current assets                                                                       793               768
                                                                                    ---------------     -------------

     Total current assets                                                                   35,064            40,952

Student loans receivable, net of allowances
for losses                                                                                   6,436             6,654

Property and equipment, net                                                                 16,837            17,174

Marketable securities available for sale,
at fair value                                                                               39,440            42,143

Other assets                                                                                   319               161
                                                                                     ---------------     -------------

           Total assets                                                                    $98,096          $107,084
                                                                                     ===============     =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable                                                                         $183               $109

     Accrued expenses                                                                          891                894

     Dividends payable                                                                         917                921

     Unearned tuition                                                                       15,371             13,144

     Income taxes payable                                                                        -                337
                                                                                     ---------------      -------------
           Total current liabilities                                                        17,362             15,405

Deferred income taxes                                                                          141                  -
                                                                                     ---------------      -------------

           Total liabilities                                                                17,503             15,405
                                                                                     ---------------      -------------

Stockholders' equity:
      Common Stock - Par value $.01; 50,000,000 shares authorized;
       15,277,251 and 15,337,256 shares issued and outstanding at
        December 31, 1999 and June 30, 2000, respectively                                      153                153

      Additional paid-in capital                                                            33,707             34,091

      Retained earnings                                                                     46,194             57,041

      Accumulated other comprehensive income                                                   539                394
                                                                                     ---------------      -------------

          Total stockholders' equity                                                        80,593             91,679
                                                                                     ---------------      -------------

          Total liabilities and stockholders' equity                                       $98,096           $107,084
                                                                                     ===============      =============



 The accompanying notes are an integral part of these consolidated financial statements.

                           STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        For the three months         For the six months
                                                           ended June 30,              ended June 30,
                                                           --------------              --------------

                                                         1999        2000            1999        2000
                                                         ----        ----            ----        ----
Revenues:                                                $17,643     $20,325         $36,557    $41,453
                                                       ----------  ----------      ----------  ---------

Costs and Expenses:

        Instruction and educational support               6,183       7,222          12,058     13,814

        Selling and promotion                             1,649       2,151           3,146      3,864

        General and administration                        2,119       2,520           4,386      4,920
                                                       ----------  ----------      ----------  ---------
                                                          9,951      11,893          19,590     22,598
                                                       ----------  ----------      ----------  ---------

        Income from operations                            7,692       8,432          16,967     18,855

Investment and other income                               1,400       1,219           2,388      2,014
                                                       ----------  ----------      ----------  ---------
        Income before income taxes                        9,092       9,651          19,355     20,869

Provision for income taxes                                3,581       3,773           7,685      8,181
                                                       ----------  ----------      ----------  ---------


        Net income                                       $5,511      $5,878         $11,670    $12,688
                                                       ==========  ==========      ==========  =========


Basic net income per share                                $0.35       $0.38           $0.75      $0.83
                                                      ==========  ==========      ==========  =========

Diluted net income per share                              $0.35       $0.38           $0.73      $0.82
                                                      ==========  ==========      ==========  =========






                           STRAYER EDUCATION, INC.
     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (AMOUNTS IN THOUSANDS)




                                                             For the three months         For the six months
                                                                Ended June 30,              ended June 30,
                                                                --------------              --------------

                                                                1999        2000            1999      2000
                                                                ----        ----            ----      ----

Net income                                                    $5,511      $5,878         $11,670    $12,688

Other comprehensive income:
   Unrealized gain (loss) on investments, net of tax            (227)       (258)           (163)      (145)
                                                             ---------   ---------      ----------   -------

Comprehensive income                                          $5,284      $5,620         $11,507    $12,543
                                                             =========   =========      ==========   =======






 The accompanying notes are an integral part of these consolidated financial statements.

                           STRAYER EDUCATION, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (AMOUNTS IN THOUSANDS)



                                                           For the six months ended
                                                                   June 30,
                                                         ----------------------------


Cash flow from operating activities                          1999         2000
                                                             ----         ----

    Net income                                             $11,670      $12,688

    Adjustments to reconcile net income to net cash provided by activities:

        Deferred tax expense (credit)                         (145)         (62)
        Depreciation and amortization                          920          984
        Changes in assets and liabilities
          Short-term investments - restricted                  (19)         (21)
          Tuition receivable, net                            1,704        3,245
          Other current assets                                 (34)          32
          Accounts payable                                    (102)         (74)
          Accrued expenses                                      98            3
          Income taxes payable/receivable                      182          538
          Unearned tuition                                  (2,278)      (2,227)
          Other assets                                          56          168
     Student loans originated or acquired                   (2,447)      (2,594)
     Collections on student loans receivable                 1,949        2,376
                                                          -----------   ----------
          Net cash provided by operating activities         11,554       15,056
                                                          -----------   ----------


Cash flows from investing activities:

     Purchases of property and equipment                    (1,994)      (1,321)

     Purchases of marketable securities                     (6,139)      (5,239)

     Maturities of marketable securities                     6,820        2,250

                                                          -----------   ----------
               Net cash used in investing activities        (1,313)      (4,310)
                                                          -----------   ----------


Cash flows from financing activities:

     Repurchase of common stock                            (13,016)           -

     Proceeds from exercise of stock options                   779          384

     Dividends paid                                         (1,577)      (1,841)

                                                          -----------   ----------
               Net cash used in financing activities       (13,814)      (1,457)
                                                          -----------   ----------


               Net increase (decrease)  in cash and
               cash equivalents                             (3,573)       9,289

Cash and cash equivalents - beginning of period             18,614       12,213
                                                          -----------   ----------

Cash and cash equivalents - end of period                  $15,041      $21,502
                                                          ===========   ==========


 The accompanying notes are an integral part of these consolidated financial statements.

                           STRAYER EDUCATION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            INFORMATION AS OF JUNE 30, 1999 AND 2000 IS UNAUDITED.


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

      The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 2000, and for the three and six month periods ended June 30, 1999 and 2000 is unaudited but, in the opinion of management contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

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

      Certain information in the December 31, 1999 financial statements has been reclassified to conform with the June 30, 2000 presentation.

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

                           STRAYER EDUCATION, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               INFORMATION AS OF JUNE 30, 1999 AND 2000 IS UNAUDITED


3.    INCOME PER SHARE

      Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows.

                                                                                                   For the six
                                                                      For the three months           months
                                                                          ended June 30,          ended June 30,
                                                                          --------------          --------------

                                                                       1999        2000        1999        2000
                                                                       ----        ----        ----        ----
      Weighted average shares outstanding used to
        compute basic earnings per share..................            15,582      15,333      15,618      15,315
      Incremental shares issuable upon the
        assumed exercise of stock options................                265         129         299         192
                                                                     --------    --------    --------    --------
      Shares used to compute diluted earnings per
        share..................................................       15,847      15,462      15,917      15,507
                                                                     ========    ========    ========    ========

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

          ITEM 2: MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ materially from those expressed in or implied by such statements. The known and unknown risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the economic environment. Further information about these and other relevant risks and uncertainties may be found in the Company's annual report on Form 10-K and its other filings with the Securities and Exchange Commission, all of which are available from the Commission and from the Company's world wide web site at http://www.strayer.edu as well as from other sources.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

      Revenues. Revenue increased 15% from $17.6 million in the second quarter of 1999 to $20.3 million in the second quarter of 2000, principally due to an increase in student enrollments and a 5% tuition increase effective for 2000.

      Instruction and educational support expenses. Instruction and educational support expenses increased 17% from $6.2 million in the second quarter of 1999 to $7.2 million in the second quarter of 2000. A salary increase of 5% effective in 2000 and the addition of new faculty due to enrollment growth contributed to the increase.

      Selling and promotion expenses. Selling and promotion expenses increased 30% from $1.6 million in the second quarter of 1999 to $2.2 million in the second quarter of 2000, due to a small increase in advertising costs, specifically television advertising, increased advertising for the Distance Learning Program, and increases in the number of admissions representatives at the new campuses in White Marsh and Anne Arundel County, Maryland and the new campus in Chesterfield, Virginia.

      General and administration expenses. General and administration expenses increased 19% from $2.1 million in the second quarter of 1999 to $2.5 million in the second quarter of 2000 due to the addition of new campuses in White Marsh and Chesterfield in 2000.

      Income from operations. Operating income increased 10%, from $7.7 million in the second quarter of 1999 to $8.4 million in the second quarter of 2000. The increase was due to the aforementioned factors.

      Investment and other income. Investment and other income decreased 13%, from $1.4 million in the second quarter of 1999 to $1.2 million in the second quarter of 2000. The decrease was due to a reduction in realized investment gains of $190,000.

      Net income. Net income increased 7%, from $5.5 million in the second quarter of 1999 to $5.9 million in the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

      Revenues. Revenue increased 13% from $36.6 million for the six months ended June 30, 1999 to $41.5 million for the corresponding period in 2000, principally due to an increase in student enrollments and a 5% tuition increase effective for 2000.

      Instruction and educational support expenses. Instruction and educational support expenses increased 15% from $12.1 million for the six months ended June 30, 1999 to $13.8 million for the corresponding period in 2000. A salary increase of 5% effective in 2000 and the addition of new faculty due to enrollment growth and the addition of new campuses contributed to the increase.

      Selling and promotion expenses. Selling and promotion expenses increased 23% from $3.1 million for the six months ended June 30, 1999 to $3.9 million for the corresponding period in 2000, due to a small increase in advertising costs, specifically television advertising, increased advertising for the Distance Learning Program, and increases in the number of admissions representatives in Maryland at the new campuses in White Marsh and Anne Arundel County and the new campus in Chesterfield, Virginia.

      General and administration expenses. General and administration expenses increased 12% from $4.4 million for the six months ended June 30, 1999 to $4.9 million for the corresponding period in 2000, principally due to salary increases for administrative personnel and the addition of new campuses.

      Income from operations. Operating income increased 11%, from $17.0 million for the six months ended June 30, 1999 to $18.9 million for the corresponding period in 2000. The increase was due to the aforementioned factors.

      Investment and other income. Investment and other income decreased 16%, from $2.4 million for the six months ended June 30, 1999 to $2.0 million for the corresponding period in 2000. The decrease was due to a reduction in realized investment gains and interest on invested cash and cash equivalents.

      Net income. Net income increased 9%, from $11.7 million for the six months ended June 30, 1999 to $12.7 million for the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

            For the six months ended June 30, 2000, the Company generated cash from operating activities of $15.1 million. Net cash used in investing activities was $4.3 million, principally for net purchases of securities.
The Company used cash of approximately $1.5 million for financing activities, principally related to payment of dividends. The Company believes that existing cash, cash equivalents and marketable securities aggregating $70.6 million, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

      On October 2, 1998, the Board of Directors approved a stock repurchase program of up to 5% of the Company's outstanding common stock over a period up to two years, not to exceed an aggregate cost of $24.0 million. Additionally, in 1999 the Board of Directors approved a stock repurchase program of up to 25% of the Company's net income beginning in 2000. The timing of the stock purchases are made at the discretion of management. Any shares of common stock repurchased are subsequently retired. Through December 31, 1999, the Company repurchased and retired 704,220 shares under the 1998 program at a cost of approximately $20.1 million. For the six months ended June 30, 2000, the Company did not repurchase any common stock.






               ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

      The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company invests its excess cash in marketable securities and certificates of deposit. At June 30, 2000, the Company's investments include certificates of deposit, money market funds, U.S. Government obligations (primarily fixed income securities) and high-quality equity securities. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of June 30, 2000. The Company has not used derivative financial instruments in its investment portfolio.

      Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2000, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in certificates of deposit or interest earning marketable securities. In addition, as of June 30, 2000, a 10% decrease in market values would not have a material impact on the Company's future earnings, fair values, financial position or cash flows related to investments in marketable equity securities.

                         PART II - OTHER INFORMATION





ITEM 1.           LEGAL PROCEEDINGS.

                  None


ITEM 2.           CHANGES IN SECURITIES.

                  None


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None


ITEM 4.           SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

                  At the 2000 Annual Meeting of Stockholders of Strayer Education, Inc., security holders voted to elected the Board of Directors to serve for a term of one year and until their respective successors are elected and qualified.


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


                           STRAYER EDUCATION, INC.


                                  [SIG]
                      ---------------------------------


                           Chief Financial Officer

                             Date: August 4, 2000

                              INDEX TO EXHIBITS


EXHIBITS NUMBER               DESCRIPTION                   PAGE
---------------               -----------                   ----

      27.2          Financial Data Schedule                  13
