Form 10-Q
period 2000-09-30
STRAYER EDUCATION INC
filed 2000-10-31
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2000
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

AS OF SEPTEMBER 30, 2000, THERE WERE OUTSTANDING 15,352,399 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART 1 - FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets at
                  December 31, 1999 and  September 30, 2000..................................    3

                  Condensed Consolidated Statements of Income
                  for the three and nine month periods ended September 30, 1999 and 2000.....    4

                  Condensed Consolidated Statements of Comprehensive Income
                  for the three and nine month periods ended September 30, 1999 and 2000.....    4

                  Condensed Consolidated Statements of Cash Flows
                  for the nine month periods ended September 30, 1999 and 2000...............    5

                  Notes to Condensed Consolidated Financial Statements ......................    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............................    8

         Item 3.  Quantitative and Qualitative
                  Disclosures About Market Risk..............................................    9


PART II - OTHER INFORMATION

           Items 1-6, Exhibits and Reports on Form 8-K.......................................    10


SIGNATURES  ...... ..........................................................................    11


INDEX TO EXHIBITS  ..........................................................................    12

                             STRAYER EDUCATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                     ASSETS

                                                                                   December 31,               September 30,
                                                                                       1999                        2000
                                                                                 ---------------           ------------------
Current Assets:                                                                                                (Unaudited)
          Cash and cash equivalents                                                $ 12,213                     $ 25,032

          Marketable securities available for sale, at fair value                     5,901                        5,912

          Short-term investments - restricted                                           959                          988

          Tuition receivable, net of allowances for doubtful accounts                14,997                       18,141

          Income taxes receivable                                                       201                            -

          Other current assets                                                          793                          639
                                                                                   --------                     --------

               Total current assets                                                  35,064                       50,712

Student loans receivable, net of allowances for losses                                6,436                        7,018

Property and equipment, net                                                          16,837                       18,158

Marketable securities available for sale, at fair value                              39,440                       43,007

Other assets                                                                            319                          171
                                                                                   --------                     --------

                   Total assets                                                    $ 98,096                     $119,066
                                                                                   ========                     ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

          Accounts payable                                                         $    183                     $    332

          Accrued expenses                                                              891                        1,988

          Dividends payable                                                             917                          998

          Unearned tuition                                                           15,371                       22,449

          Income taxes payable                                                            -                          205
                                                                                   --------                     --------

                    Total current liabilities                                        17,362                       25,972

Deferred income taxes                                                                   141                           80
                                                                                   --------                     --------

                    Total liabilities                                                17,503                       26,052
                                                                                   --------                     --------

Stockholders' equity:
          Common Stock - Par value $.01; 50,000,000 shares authorized;                  153                          154
              15,277,251 and 15,352,399 shares issued and outstanding at
              December 31, 1999 and September 30, 2000, respectively

          Additional paid-in capital                                                 33,707                       34,139

          Retained earnings                                                          46,194                       58,169

          Accumulated other comprehensive income                                        539                          552
                                                                                   --------                     --------

                    Total stockholders' equity                                       80,593                       93,014
                                                                                   --------                     --------

                    Total liabilities and stockholders' equity                     $ 98,096                     $119,066
                                                                                   ========                     ========




       The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 For the three months               For the nine months
                                                                  ended September 30,               ended September 30,
                                                                  -------------------               -------------------
                                                                1999                2000          1999                2000
                                                                ----                ----          ----                ----
Revenues:                                                     $12,866             $14,691       $49,423              $56,144
                                                              -------             -------       -------              -------

Costs and expenses:

               Instruction and educational support              6,178               6,750        18,236               20,564

               Selling and promotion                            2,698               2,589         5,844                6,453

               General and administration                       2,611               3,160         6,997                8,080
                                                              -------             -------       -------              -------
                                                               11,487              12,499        31,077               35,097
                                                              -------             -------       -------              -------

               Income from operations                           1,379               2,192        18,346               21,047

Investment and other income                                       982               1,227         3,370                3,241
                                                              -------             -------       -------              -------
               Income before income taxes                       2,361               3,419        21,716               24,288

Provision for income taxes                                        852               1,293         8,537                9,474
                                                              -------             -------       -------              -------


               Net income                                     $ 1,509             $ 2,126       $13,179              $14,814
                                                              =======             =======       =======              =======


Basic net income per share                                    $  0.10             $  0.14       $  0.85              $  0.97
                                                              =======             =======       =======              =======

Diluted net income per share                                  $  0.10             $  0.14       $  0.83              $  0.96
                                                              =======             =======       =======              =======



                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                 For the three months          For the nine months
                                                                  ended September 30,          ended September 30,
                                                                  -------------------          -------------------

                                                                  1999          2000           1999          2000
                                                                  ----          ----           ----          ----

Net income                                                    $  1,509        $  2,126       $ 13,179        $ 14,814

Other comprehensive income:
      Unrealized gain (loss) on investments, net of tax           (498)            158           (661)             13
                                                              --------        --------       --------        --------

Comprehensive income                                          $  1,011        $  2,284       $ 12,518        $ 14,827
                                                              ========        ========       ========        ========






        The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                              For the nine months ended September 30,
                                                                             ------------------------------------------

Cash flow from operating activities                                             1999                     2000
                                                                                ----                     ----
          Net income                                                         $ 13,179                  $ 14,814

          Adjustments to reconcile net income to net cash provided by activities:

                   Deferred tax expense (credit)                                 (276)                      (23)
                   Depreciation and amortization                                1,395                     1,507
                   Changes in assets and liabilities
                        Short-term investments - restricted                       (29)                      (29)
                        Tuition receivable, net                                (5,148)                   (3,144)
                        Other current assets                                     (214)                      116
                        Accounts payable                                          (16)                      149
                        Accrued expenses                                          738                     1,097
                        Income taxes payable/receivable                          (276)                      406
                        Unearned tuition                                        7,130                     7,078
                        Other assets                                              (84)                      148
                   Student loans originated or acquired                        (3,868)                   (4,089)
                   Collections on student loans receivable                      2,967                     3,507
                                                                             --------                  --------
                             Net cash provided by operating activities         15,498                    21,537
                                                                             --------                  --------


Cash flows from investing activities:

          Purchases of property and equipment                                  (3,938)                   (2,828)

          Purchases of marketable securities                                   (6,522)                   (7,349)

          Maturities of marketable securities                                   7,071                     3,784

                                                                             --------                  --------
                             Net cash used in investing activities             (3,389)                   (6,393)
                                                                             --------                  --------


Cash flows from financing activities:

          Repurchase of common stock                                          (15,910)                        -

          Proceeds from exercise of stock options                                 868                       433

          Dividends paid                                                       (2,353)                   (2,758)

                                                                             --------                  --------
                             Net cash used in financing activities            (17,395)                   (2,325)
                                                                             --------                  --------


                             Net increase (decrease)  in cash and cash         (5,286)                   12,819
                             equivalents

Cash and cash equivalents - beginning of period                                18,614                    12,213
                                                                             --------                  --------

Cash and cash equivalents - end of period                                    $ 13,328                  $ 25,032
                                                                             ========                  ========

        The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF SEPTEMBER 30, 1999 AND 2000 IS UNAUDITED.


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

           The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of September 30, 2000, and for the three and nine month periods ended September 30, 1999 and 2000 is unaudited but, in the opinion of management contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

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

           Certain information in the December 31, 1999 financial statements has been reclassified to conform with the September 30, 2000 presentation.

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

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF SEPTEMBER 30, 1999 AND 2000 IS UNAUDITED


3.         INCOME PER SHARE

           Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows.

                                                   For the three months     For the nine months
                                                    ended September 30,     ended September 30,
                                                    -------------------     -------------------
                                                      (in thousands)           (in thousands)

                                                    1999        2000         1999         2000
                                                    ----        ----         ----         ----
Weighted average shares outstanding used to
      compute basic earnings per share........... 15,467       15,343       15,569       15,324
Incremental shares issuable upon the
    assumed exercise of stock options............    179          122          221          184
                                                  ------       ------       ------       ------
Shares used to compute diluted earnings per
      share...................................... 15,646       15,465       15,790       15,508
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



5.         STOCK REPURCHASE PROGRAM

           On September 29, 2000, the Board of Directors approved an additional $40 million for the Company's current common stock repurchase program to begin October 27, 2000, bringing the total available under the plan to $48 million. The shares will be repurchased at the discretion of management, and all shares repurchased under the plan will be subsequently retired.

           ITEM 2: MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed in or implied by such statements. The known and unknown risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and changes in the general economic environment. Further information about these and other relevant risks and uncertainties may be found in the Company's annual report on Form 10-K and its other filings with the Securities and Exchange Commission, all of which are available from the Commission and from the Company's world wide web site at http://www.strayer.edu as well as from other sources.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

           Revenues. Revenue increased 14% from $12.9 million in the third quarter of 1999 to $14.7 million in the third quarter of 2000, principally due to an increase in student enrollments and a 5% tuition increase effective for 2000.

           Instruction and educational support expenses. Instruction and educational support expenses increased 9% from $6.2 million in the third quarter of 1999 to $6.8 million in the third quarter of 2000. A salary increase of 5% effective in 2000 and the addition of new faculty due to enrollment growth contributed to the increase.

           Selling and promotion expenses. Selling and promotion expenses decreased 4% from $2.7 million in the third quarter of 1999 to $2.6 million in the third quarter of 2000, due to a decrease in advertising costs related to the Distance Learning Program.

           General and administration expenses. General and administration expenses increased 21% from $2.6 million in the third quarter of 1999 to $3.2 million in the third quarter of 2000 due to the addition of a new campus in Chesterfield, Virginia and a 5% salary increase in 2000.

           Income from operations. Operating income increased 59%, from $1.4 million in the third quarter of 1999 to $2.2 million in the third quarter of 2000. The increase was due to the aforementioned factors.

           Investment and other income. Investment and other income increased 25%, from $1.0 million in the third quarter of 1999 to $1.2 million in the third quarter of 2000. The increase was due to an increase in cash and investments.

           Net income. Net income increased 41%, from $1.5 million in the third quarter of 1999 to $2.1 million in the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

           Revenues. Revenue increased 14% from $49.4 million for the nine months ended September 30, 1999 to $56.1 million for the corresponding period in 2000, principally due to an increase in student enrollments and a 5% tuition increase effective for 2000.

           Instruction and educational support expenses. Instruction and educational support expenses increased 13% from $18.2 million for the nine months ended September 30, 1999 to $20.6 million for the corresponding period in 2000. A salary increase of 5% effective in 2000 and the addition of new faculty due to enrollment growth and the addition of a new campus contributed to the increase.

           Selling and promotion expenses. Selling and promotion expenses increased 10% from $5.8 million for the nine months ended September 30, 1999 to $6.5 million for the corresponding period in 2000, due to a small increase in advertising costs, specifically television advertising, and increases in the number of admissions representatives in Maryland at the campuses in White Marsh and Anne Arundel County and the new campus in Chesterfield, Virginia, offset, in part, by a decrease in advertising costs related to the Distance Learning Program.

           General and administration expenses. General and administration expenses increased 15% from $7.0 million for the nine months ended September 30, 1999 to $8.1 million for the corresponding period in 2000, principally due to salary increases for administrative personnel and the addition of a new campus.

           Income from operations. Operating income increased 15%, from $18.3 million for the nine months ended September 30, 1999 to $21.0 million for the corresponding period in 2000. The increase was due to the aforementioned factors.

           Investment and other income. Investment and other income decreased 4%, from $3.4 million for the nine months ended September 30, 1999 to $3.2 million for the corresponding period in 2000. The decrease was due to a reduction in realized investment gains and interest on invested cash and cash equivalents.

           Net income. Net income increased 12%, from $13.2 million for the nine months ended September 30, 1999 to $14.8 million for the corresponding period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2000, the Company generated cash from operating activities of $21.5 million. Net cash used in investing activities was $6.4 million, principally for net purchases of securities and purchases of equipment. The Company used cash of approximately $2.3 million for financing activities, principally related to payment of dividends. The Company believes that existing cash, cash equivalents and marketable securities aggregating $74.9 million, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

    In October, 1998, the Board of Directors approved a stock repurchase program of up to 5% of the Company's outstanding common stock over a period up to two years, not to exceed an aggregate cost of $24.0 million. Additionally, in 1999 the Board of Directors approved a stock repurchase program of up to 25% of the Company's net income beginning in 2000. In September, 2000, the Board of Directors approved an additional stock repurchase, not to exceed an aggregate cost of $40 million. The timing of the stock purchases are made at the discretion of management. Any shares of common stock repurchased are subsequently retired. Through December 31, 1999, the Company repurchased and retired 704,220 shares under the 1998 program at a cost of approximately $20.1 million. For the nine months ended September 30, 2000, the Company did not repurchase any common stock.





                ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

    The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company invests its excess cash in marketable securities and certificates of deposit. At September 30, 2000, the Company's investments include certificates of deposit, money market funds, U.S. Government obligations (primarily fixed income securities) and high-quality equity securities. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of September 30, 2000. The Company has not used derivative financial instruments in its investment portfolio.

    Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2000, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in certificates of deposit or interest earning marketable securities. In addition, as of September 30, 2000, a 10% decrease in market values would not have a material impact on the Company's future earnings, fair values, financial position or cash flows related to investments in marketable equity securities.

                           PART II - OTHER INFORMATION





ITEM 1.              LEGAL PROCEEDINGS.

                     None


ITEM 2.              CHANGES IN SECURITIES.

                     None


ITEM 3.              DEFAULTS UPON SENIOR SECURITIES.

                     None


ITEM 4.              SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

                     None


ITEM 5.              OTHER INFORMATION.

                     In order to present a proposal at the 2001 Annual Meeting of Stockholders, a Strayer stockholder must provide written notice of the proposal to the Company no later than December 10, 2000. The Company intends to use discretionary voting authority with respect to any matter brought before the 2001 Annual Meeting of Stockholders of which the Company has not received written notice by December 10, 2000. The address to which such a written notice must be sent is Strayer Education, Inc., 8260 Patuxent Range Rd., Suite H, Jessup, Maryland 20794, Atttn: Investor Relations.


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


                                          STRAYER EDUCATION, INC.


                                          /s/ Chief Financial Officer
                                          ---------------------------------

                                            Chief Financial Officer

                                            Date: October 26, 2000

                                INDEX TO EXHIBITS

EXHIBITS NUMBER                           DESCRIPTION                            PAGE
---------------                           -----------                            ----
     27.2                           Financial Data Schedule                       13