Form 10-K
period 2000-12-31
STRAYER EDUCATION INC
filed 2001-03-16
CIK 1013934

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000      COMMISSION FILE NUMBER: 0-21039

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of Common Stock held by non-affiliates of Registrant is $215,955,817 (based upon the last sale price of the Common Stock as reported on the Nasdaq National Market System on February 28, 2001). The total number of shares of Common Stock outstanding as of February 28, 2001 was 15,498,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the Registrant's Definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant's 2000 fiscal year) are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM I. BUSINESS.

OVERVIEW

    Strayer Education, Inc. (the "Company"), through its wholly-owned subsidiary, Strayer University, Inc., operates Strayer University ("Strayer" or the "University"), a regional institution of higher education that offers undergraduate and graduate degree programs to approximately 12,100 students at fourteen campuses in Washington, D.C., Maryland and Virginia. Strayer also offers real-time online courses via the Internet through Strayer Online. The University is accredited by the Middle States Commission on Higher Education ("Middle States"), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education ("Department of Education" or "Department"). The majority of Strayer students are working adults pursuing their first college degree to improve their job skills and advance their careers. Of students enrolled in Strayer programs at the beginning of the 2000 Fall Quarter, approximately 61% were age 30 or over and approximately 73% were engaged in a part-time course of study. The University considers a full-time undergraduate and graduate student to be one who completes 13.5 and 9.0 course credits in an academic quarter, respectively. In the 2000 Fall Quarter, Strayer students registered for an average of 8.8 course credits.

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

RECENT DEVELOPMENTS

    On November 28, 2000, following approval by the Company's board of directors, the Company entered into a preferred stock purchase agreement pursuant to which it agreed to issue to New Mountain Partners, L.P. and DB Capital Investors, L.P. (the "Investors") a total of 5,769,231 shares of the Company's series A preferred stock at a purchase price of $26.00 per share, for aggregate proceeds of $150 million. The new securities will be entitled to payment of a preferential dividend with a weighted average dividend rate of 5% per year. The issuance of the series A preferred stock is subject to the approval of the holders of a majority of the Company's outstanding capital stock, and a special meeting of the stockholders is scheduled for March 16, 2001 to vote on the transaction. Ron K. Bailey, the Company's president and chief executive officer, and Beverly W. Bailey, his wife, control approximately 53.4% of the Company's outstanding common stock and have agreed to vote their shares in favor of the transaction. The Company intends to use the proceeds from the sale of its series A preferred stock, combined with most of its cash on hand, to effect a tender offer to purchase up to 8.5 million shares of the Company's common stock at a price of $25.00 per share. All stockholders will have the opportunity to participate pro rata in the tender offer.

    If the transaction is approved by the Company's stockholders at the special meeting and subject to the satisfaction of certain other conditions, the Investors will deposit the purchase price for the securities in escrow and the Company will commence the tender offer. At the same time, Mr. Bailey will deliver an irrevocable proxy to the Investors to vote his shares of common stock on all matters presented to the stockholders for approval, and the Company's board of directors will appoint up to 50% of the members comprising the board. The Company will complete the tender offer on the later to occur of the end of the statutory tender offer period and the time at which all conditions to closing have been met, including receipt of approval by the Department of Education.

    If the tender offer to purchase the shares of the Company's common stock is fully subscribed, after the tender offer is completed, the Investors will own securities initially convertible into approximately 46.0% of the Company's issued and outstanding common stock. Ron K. Bailey has agreed to tender 7,175,000 of the 8,175,000 shares held by him and his family in the tender offer. Mr. Bailey has also granted to the Investors a three-year option to purchase up to 1,000,000 additional shares of common stock at a purchase price of $30.00 per share. If no other stockholders tender their shares, the Investors will own securities initially convertible into approximately 41.5% of the Company's issued and outstanding common stock. In any case, the Investors will be entitled initially to elect one-half of the directors on the Company's board of directors.

    Following the completion of the transaction, Robert S. Silberman, the former President and Chief Operating Officer of CalEnergy Company Inc. and former Assistant Secretary of the Army, will be named President and Chief Executive Officer of the Company. Scott W. Steffey, former Vice Chancellor of the State University of New York system, will be named Executive Vice President and Chief Operating Officer. Steven B. Klinsky, Founder and Chief Executive Officer of New Mountain Capital, LLC, will be named non-executive Chairman of the Company's Board of Directors. Mr. Bailey will retire from his positions with the Company and the University at closing.

CAMPUS ORGANIZATION

    The University organizes its academic programs and administrative operations on a decentralized campus basis to increase its responsiveness to student needs. A Campus Dean and a Campus Coordinator oversee the academic and administrative functions, respectively, at each campus. Each campus is staffed with personnel performing admissions, academic advising, financial aid, student services, and career development functions. A learning resources center at each campus supports the University's instructional programs. Each learning resources center contains a library and computer laboratories and is operated by a full-time manager and support staff.

CURRICULUM

    The University offers information technology and business-oriented curricula to equip students with specialized knowledge and skills for careers in business, industry and government. The Academic Curriculum Committee reviews and revises the University's course offerings periodically to improve the educational programs and respond to changing and competitive job markets. The University formed a Curriculum Advisory Board in 1993 to support the program evaluation process. The Curriculum Advisory Board consists of University faculty, current and former Strayer students, and representatives from more than a dozen private and federal sector employers in Maryland, Virginia, and the District of Columbia. The Curriculum Advisory Board also studies the career progress of University alumni. The University uses these studies to make decisions about curriculum development, resource allocation and faculty appointments.

    The University offers programs in the following areas:

BACHELOR OF SCIENCE (B.S.) DEGREE            MASTER OF SCIENCE (M.S.) DEGREE            ASSOCIATE IN ARTS (A.A.) DEGREE*
Accounting*                                  Business Administration                    Accounting
Business Administration                      Communications Technology                  Acquisition and Contract
Computer Information Systems                 Information Systems                             Management
Computer Networking                          Professional Accounting*                   Business Administration
Economics*                                                                              Computer Information Systems
International Business                       DIPLOMA (D.P.)*                            Computer Networking
                                             Accounting                                 Economics
                                             Computer Information Systems               General Studies
                                                                                        Marketing

*not offered at Anne Arundel Campus

    Each undergraduate degree program emphasizes oral and written communication skills as well as mathematics and various disciplines in the humanities and social sciences. In addition to its degree and diploma programs, the University offers classes to non-degree, non-program students wishing to take courses for personal or professional enrichment.

Although all of the University's programs and courses are offered at each campus (with the exception of the Anne Arundel Campus, see above), the University adapts its offerings to the preferences of the student population at each location. In addition, Strayer students may enroll in courses at more than one campus.

    In 2000, the Company opened the Chesterfield Campus in Richmond, Virginia, and began recruiting students for the Summer Quarter. The Company received approval to open the Owings Mills Campus in Baltimore, Maryland and the Chesapeake and Newport News campuses in the Tidewater region of Virginia. It is anticipated that these campuses will open in 2001, Owings Mills and Chesapeake for the Summer Quarter and Newport News for the Fall Quarter.

    In August, 1997, the Company began operation of Strayer Online, a division of the University. Through Strayer Online, the University offers courses and degree programs via the Internet using a real-time interactive approach to online learning. Students may take courses solely through Strayer Online or in addition to traditional, on-site courses. A student taking classes through Strayer Online has the same admission and financial aid requirements, policies and procedures, and student services as other University students. During the Fall 2000 quarter, the University had 2,020 students participating in the University's distance learning program, of whom 495 students took class solely through Strayer Online.

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

REGULATORY ENVIRONMENT

    The Higher Education Act of 1965, as amended ("HEA"), and the regulations promulgated thereunder subject the University and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the HEA ("Title IV Programs") to significant regulatory scrutiny. The HEA mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (i) the federal government through the Department of Education; (ii) the accrediting agencies recognized by the Department of Education; and (iii) state higher education regulatory bodies. The regulations, standards, and policies of these regulatory agencies frequently change. In October 1998, Congress reauthorized the HEA and amended numerous provisions of the HEA.

ACCREDITATION AND APPROVALS

    The University has been accredited since 1981 by Middle States, a regional accrediting agency recognized by the Department of Education. Accreditation is a system for recognizing educational institutions and their programs for performance, integrity and quality that entitles them to the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, evaluate institutions and professional programs for accreditation, and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting bodies to ensure that the schools maintain the performance, integrity and quality required for accreditation.

    Middle States reaffirmed the University's accreditation in 2000.

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

    The University is authorized to offer its programs, including those offered through Strayer Online, by the D.C. Education Licensure Commission, the Virginia State Council of Higher Education, and the Maryland Higher Education Commission.

    The University is authorized by the Immigration and Naturalization Service (the "INS") of the U.S. Department of Justice to admit foreign students. The University also employs foreign faculty members and administrators in accordance with U.S. immigration laws. In addition, Strayer is approved by appropriate authorities for the education of veterans and members of the selective reserve and their dependents, as well as for the rehabilitation of handicapped students. Approximately 8% of the University's students are veterans or reservists.

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

TUITION AND FEES

    Strayer charges tuition by the credit hour. All courses offered are 4.5 credit hours. As of January 1, 2001, undergraduate, full-time students are charged at the rate of $210 per credit hour. Undergraduate, part-time students are charged at the rate of $220 per credit hour. Courses in graduate programs are charged at the rate of $280 per credit hour. Accordingly, a full-time student seeking to obtain a bachelor's degree in four years currently would pay approximately $9,450 per year in tuition. The University implemented a tuition increase of $10.00 per credit hour for 2001.

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

    The Company designed the SEL Program for working adult students. The loans generally have maturities ranging from one to four years after graduation and bear interest at a fixed rate that is competitive with rates under Title IV Programs. Monthly loan payments begin the first month after the loan date and generally vary between $200 and $300, including loan principal as well as interest. Borrowers make payments while still enrolled, thereby reducing the debt they otherwise would assume upon completion of their studies. At December 31, 2000, there was a total of 2,501 loans outstanding with an aggregate loan balance of approximately $7.8 million and an average individual loan balance of approximately $3,100.

    Loans under the SEL Program are unsecured. Strayer's underwriting involves a credit evaluation of each applicant. Student defaults on loans extended under the SEL Program have not been material.

CAREER DEVELOPMENT SERVICES

    The University actively assists its students and alumni with job placement and other career-related matters through career development offices in each region where the University has campuses. Strayer's career development personnel conduct workshops on employment-related topics (including resume preparation, interviewing techniques and job search strategies), maintain job listings, arrange campus interviews by employers and provide other placement assistance. The University sponsors career fairs in the fall and spring quarters for students and alumni to discuss career opportunities with companies and governmental agencies in Maryland, Virginia, and the District of Columbia.

    The University conducts annual alumni surveys to monitor the career progression of its graduates and to comply with Middle States and state requirements to perform outcome assessments. The reliability of the survey data largely depends on the information reported to the University. The 1999 alumni survey, which had an approximately 14% overall response rate, indicated that 95% of those responding were employed. In addition, approximately 79% of undergraduate alumni and 80% of the graduate alumni who responded credit Strayer for the achievement of their professional goals. According to the survey, Strayer's greatest assets, in order of importance, are campus location, schedule variety, instructor knowledge, course selection, and small class sizes.

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

EMPLOYEES

    During 2000, the University employed 442 faculty members, of whom 114 were full-time and 328 part-time, and 411 non-faculty staff in information systems, financial aid, recruitment and admissions, payroll and human resources, corporate accounting, and other administrative functions. Of the University's non-faculty staff, 293 were employed full-time and 118 part-time.

              LICENSING, ACCREDITATION AND FINANCIAL AID REGULATION

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

FINANCING STUDENT EDUCATION

    In the 2000 Fall quarter, approximately 43% of the University's students participated in one or more of the federally supported student financial aid programs. A substantial portion (approximately 51% in 2000) of the University's revenues are derived from tuition financed under Title IV Programs.

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

    Generally, tuition must be paid (or arrangements made for payment) prior to the beginning of a quarter. Before October 7, 2000, the HEA required that an institution have a "fair and equitable" refund policy, limiting the amount that an institution could charge a student who withdrew from the institution. A student was obligated only for a pro rata portion of the tuition and other fees charged by the institution if the student withdrew during the first 60% of the student's first period of enrollment at that institution. A student who withdrew after the first period of enrollment was also entitled to a refund, but a pro rata refund calculation was not required. If a student who was owed a refund received Title IV Program funds, the institution was required to allocate the refund to the appropriate lenders or Title IV Programs, in a specified order which excluded the Federal Work-Study Program.

    1998 HEA amendments that took effect on October 7, 2000 address an institution's refund policy with regard to Title IV Programs only. Under the new provision, the institution must first determine the amount of Title IV Program funds that the student "earned." If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV Program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV Program funds. The institution must return to appropriate lenders or Title IV Programs, in a specified order and excluding the Federal Work-Study Program, the lesser of the unearned Title IV Program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV Program funds. The Company believes that the University's refund policy is consistent with the current HEA.

    Students finance their Strayer education in a variety of ways. A significant number of students utilize federal financial aid. In addition, many of Strayer's working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress recently extended the Internal Revenue Code's educational assistance provision under which an employee may exclude from wages up to $5,250 of tuition reimbursement per year. In addition, Congress recently created several tax credits for students pursuing higher education and added a deduction for interest on student loans. Strayer offers grants, loans (including loans under the SEL Program), scholarships and work-study programs as financing options for its students.

Title IV Programs

    The University maintains eligibility for its students to participate in the following Title IV Programs:

    Federal Family Education Loans. Pursuant to the Federal Family Education Loan Program (the "FFEL Program"), which includes the Federal Stafford Loan ("Stafford") program and the Federal PLUS (the "Parent Loan for Undergraduate Students") program, students and their parents can obtain from lending institutions subsidized and unsubsidized student loans, which are guaranteed by the federal government. Students who demonstrate financial need may qualify for a subsidized Stafford loan, and the federal government will pay the interest on the loan while the student is in school and until the borrower's obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or in some cases in addition to a subsidized Stafford loan. The unsubsidized Stafford loan program now incorporates the former Federal Supplemental Loans for Students program.

    Pell Grants. Grants under the Federal Pell Grant ("Pell") program are available to eligible students based on financial need and other factors.

    Campus-Based Programs. The "campus-based" Title IV Programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Work-Study program, and the Federal Perkins Loan ("Perkins") program.

    Direct Student Loans. In 1993, Congress enacted the William D. Ford Federal Direct Loan Program (the "Direct Loan Program"), under which the Department of Education makes loans directly to students, rather than guaranteeing loans made by lending institutions. The Direct Loan Program was phased in beginning in 1994-95. The University was approved to participate in this program beginning July 1, 1996. The University has not originated any loans under this program.

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

    In October 1998, Congress reauthorized and amended the HEA. While the 1998 HEA amendments made numerous changes to Title IV Program requirements, the Company believes that these changes have not and will not have a material adverse effect on the University. The Company believes that the University is in material compliance with the HEA.

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

    In certain circumstances, including a change in ownership resulting in a change of control, the Department of Education may certify the institution's continuing eligibility to participate in Title IV Programs on a provisional basis for no more than three years. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke the institution's certification to participate in Title IV Programs.

    Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution's participation in Title IV Programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution for any violation by the servicer of any Title IV provision. The University has written contracts with three third-party servicers: Financial Aid Management for Education, Inc., Post-secondary Education Assistance Corporation, and Weber and Associates, Inc. The servicers each perform activities related to the University's participation in Title IV Programs, such as certifying FFEL Program loan applications, preparing reports from the University to the Department of Education, issuing checks for the Pell and campus-based programs, and issuing and collecting Perkins loans.

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

    In addition, Department of Education standards, which took effect July 1, 1998, utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (i) equity ratio (which measures the institution's capital resources, ability to borrow and financial viability);
(ii) primary reserve ratio (which measures the institution's financial viability and liquidity); and (iii) net income ratio (which measures the institution's ability to operate at a profit or within its means). An institution's financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. The University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2000 and calculated a composite score of 3.0. The Company therefore believes that the University meets the Department's financial responsibility standards.

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

    If an institution's FFEL Program, Direct Loan Program or weighted average cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, the institution may be placed on provisional certification status. Provisional certification does not limit an institution's access to Title IV Program funds; however, an institution with provisional status is under closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV Program requirements. The University's cohort default rates on FFEL Program loans for the 1996, 1997, and 1998 federal fiscal years, the three most recent years for which this information is available, were 14.2%, 14.5%, and 12.1%, respectively. The average default rates for proprietary institutions nationally were 18.2%, 15.4%, and 11.4% in fiscal years 1996, 1997, and 1998, respectively.

The "90/10  Rule"

    Under what is commonly referred to as the "90/10 Rule," the HEA provides that proprietary institutions, such as the University, are eligible to participate in Title IV Programs only if they derive no more than 90% of their revenues from Title IV Programs, as determined in accordance with a formula in the regulations. A proprietary institution that violates the "90/10 Rule" loses its eligibility to participate in Title IV Programs for at least one year. During 2000, the University derived 51% of its revenues from tuition financed under Title IV Programs.

Incentive Compensation

    As a part of an institution's program participation agreement with the Department of Education, the institution must certify that it will neither provide, nor contract with any entity that provides, any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. The Department of Education recently found that a compensation plan of Computer Learning Centers, Inc. ("CLC"), a publicly traded company that operates educational learning centers, violated this provision. The compensation plan related to admissions representatives. Based on its finding, the Department determined that CLC was liable to the Department for all Title IV Program funds received for each student who was recruited under the compensation plan. The Department calculated that amount to be approximately $187.5 million. CLC reportedly has appealed the Department's decision and has also filed for Chapter 7 federal bankruptcy protection to liquidate its assets. Although there can be no assurance that the Department of Education would not find deficiencies in the University's present or former compensation plans, the University believes that its compensation plan complies with the HEA.

Potential Effect of Regulatory Violations

    If the University fails to comply with the regulatory standards governing Title IV Programs, the Department of Education could impose one or more sanctions, including transferring the University to the reimbursement or cash monitoring system of payment, requiring repayment of certain Title IV funds, certifying the University's eligibility on a provisional basis, taking emergency action, referring the matter for criminal prosecution, or initiating proceedings to impose a fine or to limit, suspend or terminate the participation of the University in Title IV Programs. In addition, the University's guarantee agencies could limit, suspend or terminate the University's eligibility to provide guaranteed student loans in the event of certain regulatory violations. Although there are no such sanctions currently in force, and the University does not believe any such sanctions are contemplated, if such sanctions were imposed against the University and resulted in a substantial curtailment of the University's participation in Title IV Programs, the University would be materially and adversely affected.

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

    During 1999, the Department of Education conducted a program review of the University. The Department of Education issued a final program review determination letter indicating that the University satisfactorily responded to the findings in the program review report. Based on the responses and representations submitted by the University, the Department of Education now considers the findings closed with no additional action required. In addition, no payments or refunds are required to be made to the Department of Education or lending institutions as a result of this program review.

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

    The HEA requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV Programs. However, the applicable regulations permit an institution that is already qualified to participate in Title IV Programs to establish an additional location that may immediately qualify, unless the location was acquired from another institution that has ceased offering educational programs at that location and has unpaid Title IV liabilities, and the acquiring institution does not agree to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution's accrediting agency. In addition, a location that qualifies as a "branch campus" must meet extensive regulatory requirements, including the standards of administrative capability and financial responsibility discussed above. The University's expansion plans assume its continued ability to establish new campuses as additional locations of the University without incurring the two-year delay in participation in Title IV Programs. The loss of state authorization or accreditation by the University or an existing campus, or the failure of the University or a new campus to obtain state authorization or accreditation, would render the University ineligible to participate in Title IV Programs in that state or at that location.

    The Department of Education requires an institution to provide notice of an additional location that offers at least 50%, but less than 100%, of an educational program. The Department of Education may, in its discretion, require the institution to apply for approval before it awards or disburses Title IV Program funds to students enrolled at such location. The Department of Education regulations provide that the Department's determination is based on the percentage of an educational program that is offered at the new location and on the financial and administrative capability of the institution. An institution must apply to the Department of Education for approval before it awards or disburses Title IV Program funds to students enrolled at a new branch campus or a new location at which it offers 100% of an educational program. The Company does not believe that the Department of Education's regulations will create significant obstacles to the University's plans to add new campuses.

    The Department of Education recently issued new regulations that may reduce regulatory burdens related to adding new locations. Under the new regulations, institutions must report to the Department a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV Program funds to students enrolled at that location. Once it reports the location to the Department, the institution may disburse Title IV Program funds to eligible students at that location if the location is licensed and accredited, unless in certain circumstances Department of Education approval is required. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV Program funds when they knew or should have known that they were required to obtain Department of Education approval may be subject to administrative repayments and other sanctions. These regulations are supposed to take effect on July 1, 2001. However, the Bush Administration recently ordered federal agencies to postpone temporarily the effective dates of published regulations for sixty days. It is currently unclear what effect, if any, this postponement will have on the regulations.

    Generally, if an institution eligible to participate in Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, an institution is not obligated to obtain Department of Education approval of an additional program that leads to an associate, baccalaureate, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. In the event that an institution erroneously determines that an educational program is eligible for Title IV funds without the Department of Education's express approval, the institution may be liable for repayment of Title IV aid received by the institution in connection with that program. The Company does not believe that the Department of Education's regulations will create significant obstacles to the University's plans to add new programs.

DISTANCE LEARNING

    In 1997, the University received regulatory approval from the D.C. Education Licensure Commission, Virginia State Council of Higher Education, Maryland Higher Education Commission, and Middle States to offer all of its existing degree and diploma programs through Strayer Online via Internet-based telecommunications instruction. Instruction for this program is delivered from the Company's Distance Learning Center in Lorton, Virginia. During the Fall 2000 quarter, the University had 2,020 students participating in the distance learning program, of whom 495 students took classes solely through Strayer Online.

    In addition to the regulation of distance education by state education licensure agencies and Middle States, the HEA imposes a limit on the amount of correspondence study an institution participating in Title IV Programs may offer. The HEA also excludes from Title IV Program participation institutions at which 50% or more of the institution's students are enrolled in correspondence courses, except that the Secretary of Education is authorized to waive this limitation at his/her discretion in the case of institutions offering two- or four-year programs leading to an associate or bachelor degree. Department of Education regulations grant an automatic waiver for these degree-granting institutions if students enrolled in correspondence courses receive five percent or less of the total Title IV Program funds received by all students enrolled at the institution. In accordance with HEA regulations, the Department of Education considers a telecommunications course to be a correspondence course if the sum of telecommunications courses and other correspondence courses the institution provided during an award year equaled or exceeded 50% of the total number of courses it provided during that year. In addition, a student is not eligible for Title IV Program funds for a correspondence course unless such course is part of a program leading to an associate, bachelor or graduate degree. The HEA states that a student enrolled in a course of instruction that is offered in whole or in part through telecommunications and leads to a recognized certificate for a program of study of one year or longer, or a recognized associate, bachelor or graduate degree conferred by such institution, is not considered to be enrolled in a correspondence course, unless the total number of telecommunications and correspondence courses offered by the institution equals or exceeds 50% of the total number of courses offered by the institution. The University does not anticipate that the number of students enrolled in Strayer Online courses will equal or exceed one half of the University's total enrollment, or that the number of courses offered through Strayer Online will equal or exceed one half of the total number of courses offered by the institution. The University will monitor enrollment in and the offering of courses through Strayer Online to ensure that the prescribed limits are not exceeded.

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

    The HEA provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in the Title IV Programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV Program funds during the period prior to recertification. The HEA provides that the Department of Education may provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of a materially complete application received by the Department within ten business days after the transaction. The Department may continue such provisional certification on a month-to-month basis until it has rendered a decision on the institution's recertification application. The HEA defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly-traded corporation, the securities of which are required to be registered under the Exchange Act, such as the Company, the

Department of Education regulations implementing the HEA define a change in ownership resulting in a change of control as occurring when a change of control of the corporation takes place that gives rise to the obligation on the part of the corporation to file a Form 8-K with the SEC notifying that agency of the change of control.

    Under INS regulations, if a school that is approved to admit foreign students changes ownership, approval will be automatically withdrawn 60 days after the change of ownership unless the school files a new petition for school approval within 60 days after that change of ownership. If, after conducting a review, the INS district director finds that the school's approval should not be continued, the district director must institute proceedings to withdraw the school's approval. The University currently has INS approval to admit foreign students.

    Pursuant to federal law providing benefits for veterans and reservists, the University is approved for education of veterans and members of the selective reserve and their dependents by the state approving agency in the District of Columbia, Maryland, and Virginia. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

    In order to complete the transactions discussed above (see Recent Developments), the University is required to make a number of submissions to educational regulatory bodies, including, among others, (1) filing a "substantive change" report with Middle States; (2) filing an application for approval to participate in federal student financial aid programs with the Department of Education; (3) filings with the D.C. Education Licensure Commission, the Maryland Higher Education Commission, and the Virginia State Council of Higher Education; and (4) filings with the INS and approving agencies for veterans benefits in the District of Columbia, Maryland, and Virginia. To the extent that those regulatory bodies are required to approve the transactions, completion of the transactions is conditioned on receipt of their approvals.

    On December 1, 2000, the University filed a "substantive change" report with Middle States, and Middle States approved the change at its meeting on or about March 2, 2001. The University filed an application for approval to participate in federal student financial aid programs under the new ownership on January 4, 2001. By letter dated February 12, 2001, the Department of Education indicated that there were no material barriers to the University obtaining a temporary provisional program participation agreement after the change in ownership and control occurs. The D.C. Education Licensure Commission approved the proposed transactions at its December 28, 2000 meeting. By letter dated December 19, 2000, the Maryland Higher Education Commission indicated that it had taken all required action with respect to the proposed transactions and that the University's licensure will remain in good standing after the change in ownership and control. The University notified the approving agency for veterans benefits in Virginia of the transactions, and the agency indicated that no further action is required.

    The Virginia State Council of Higher Education has indicated that the transactions will constitute a change in control under Council policies. The University therefore must and will seek Council approval within thirty days after Mr. Bailey gives the Investors a proxy to vote his shares of the Company stock.

    The INS has also indicated that the transactions will constitute a change in ownership under its regulations. Therefore, the University plans to file a new petition for school approval within 60 days after Mr. Bailey gives the Investors a proxy to vote his shares of the Company stock.

    The Company is continuing to seek necessary approvals from the other regulatory bodies identified above. In addition, the University has notified its guarantee agencies of the transaction.

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

TAX REFORM ACT OF 1997

    In August 1997, Congress passed the Tax Reform Act of 1997 ("Act") which extended benefits associated with employer-provided educational assistance and added several new tax credits and incentives for students. The Act continues the exclusion from wages of up to $5,250 of tuition reimbursement per year under the educational assistance programs provision. This provision does not apply to graduate level programs beginning after June 30, 1996, and it expires with respect to courses beginning after December 31,

2001. The Hope Scholarship Credit provides a tax credit of up to $1,500 per year per eligible student for tuition and related expenses in the first two years of post-secondary education in a degree or certificate program. The Lifetime Learning Credit provides a tax credit of up to $1,000 per year ($2,000 for taxable years beginning on or after January 1, 2003) per taxpayer for tuition and related expenses for all post-secondary education, including graduate studies. Both of these credits are phased out for taxpayers with high modified adjusted gross income. The Act also provides that individuals can deduct interest paid on their student loans in the first five years of repayment, beginning with the 1998 federal income tax return. The deduction is phased out for taxpayers with high modified adjusted gross income.

ITEM 2. PROPERTIES.

    The University leases eleven of its fourteen campuses, four of which are owned by corporations controlled by the Company's President and CEO, Ron K. Bailey. The leases with these corporations have ten-year terms expiring in 2006, with three five-year renewal terms. See "Certain Transactions -- Lease of Campus Facilities" and Note 7 to the Company's consolidated financial statements. The table below sets forth certain information regarding each of Strayer University, Inc.'s properties at December 31, 2000:

                                           AREA IN      LEASE EXPIRES
             LOCATION                    SQUARE FEET         YEAR
---------------------------------        -----------         ----
Washington, D.C...................          33,000           2006
Alexandria, Virginia..............          22,000      Facility is owned
Arlington, Virginia...............          26,000           2002
Woodbridge, Virginia..............          20,800           2006
Manassas, Virginia................          20,800           2006
Loudoun Campus (Ashburn, Virginia).         33,000      Facility is owned
Fredericksburg, Virginia..........          17,500           2006
Takoma Park (Washington, D.C.)....          21,800      Facility is owned
Prince George's County, Maryland..          18,000           2003
Henrico County (Glen Allen, Virginia)       19,000           2003
Montgomery County (Germantown, MD)..        17,000           2005
Anne Arundel County, Maryland....           17,000           2004
White Marsh (Baltimore, MD)......           20,000           2010
Chesterfield,Virginia............           11,000           2005
Distance Learning (Lorton, Virginia)        16,200           2004

ITEM 3. LEGAL PROCEEDINGS.

    From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company's property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were voted upon during the fourth quarter of 2000.

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

                                               HIGH            LOW
                                            ----------      ---------
1996:
  Third Quarter (July 25 through September
    30)...................................   $  17.88       $  10.25
  Fourth Quarter..........................   $  23.00       $  16.38
1997:
  First Quarter...........................   $  17.92       $  13.08
  Second Quarter..........................   $  26.33       $  13.08
  Third Quarter...........................   $  30.33       $  23.08
  Fourth Quarter..........................   $  36.00       $  28.00
1998:
  First Quarter...........................   $  34.75       $  30.00
  Second Quarter..........................   $  38.50       $  33.00
  Third Quarter...........................   $  35.00       $  25.88
  Fourth Quarter..........................   $  39.75       $  25.63

1999:
  First Quarter...........................   $  39.63       $  31.13
  Second Quarter..........................   $  37.50       $  26.25
  Third Quarter...........................   $  32.81       $  19.88
  Fourth Quarter..........................   $  23.00       $  12.87
2000:
  First Quarter...........................   $  31.63       $  18.56
  Second Quarter..........................   $  27.13       $  20.05
  Third Quarter...........................   $  26.00       $  20.63
  Fourth Quarter..........................   $  27.00       $  17.50

    The last sales price of the Common Stock on February 28, 2001, as reported on the Nasdaq National Market, was $29.8125 per share. As of February 28, 2001, there were approximately 52 holders of record and 2,869 non-objecting beneficial shareholders. The Company believes that there are a number of holders of Common Stock whose shares are held in nominee accounts by brokers.

    The Company has established a policy of declaring quarterly cash dividends at the rate of $0.065 per share ($0.26 annually) on the Company's Common Stock. The amount of dividends payable in the future will be reviewed periodically by the Company's Board of Directors in light of the Company's earnings, financial condition, capital needs and regulatory considerations. There is no requirement or assurance that dividends will be paid.

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

                                                             YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------
                                                1996       1997        1998        1999       2000
                                             ---------- ----------  ----------  ---------- ----------
INCOME STATEMENT DATA:
   Total revenues........................      $45,005     $53,131    $62,872    $69,776     $78,214
                                               -------     -------    -------    -------     -------

  Costs and expenses
     Instruction and educational support.       17,808      19,738     22,355     25,082      28,187
     Selling and promotion...............        4,457       5,476      5,923      7,765       8,480
     General and administration..........        6,749       7,232      8,387      9,405      10,620
                                                 -----       -----      -----      -----      ------
                                                29,014      32,446     36,665     42,252      47,287
                                                ------      ------     ------     ------      ------
  Income from operations.................       15,991      20,685     26,207     27,524      30,927
  Investment and other income............        1,061       2,764      3,180      4,302       4,756
                                                 -----       -----      -----      -----       -----
  Income before income taxes.............       17,052      23,449     29,387     31,826      35,683
  Provision for income taxes.............        2,740       9,012     11,440     12,500      13,974
                                                 -----       -----     ------     ------      ------
  Net income.............................      $14,312     $14,437    $17,947    $19,326     $21,709
                                               =======     =======    =======    =======     =======
  Cash dividends per common share                $0.04       $0.17      $0.23      $0.24       $0.25
                                                 =====       =====      =====      =====       =====
PRO FORMA DATA (1)
  Income before income taxes.............      $17,052
  Income taxes...........................        6,649
                                                 -----
  Net income.............................      $10,403
                                               =======
NET INCOME PER SHARE (PRO FORMA FOR 1996)
  Basic..................................        $0.84       $0.96     $ 1.15      $1.25       $1.42
                                                 =====       =====     ======      =====       =====
  Diluted................................        $0.83       $0.93     $ 1.12      $1.23       $1.41
                                                 =====       =====     ======      =====       =====
WEIGHTED AVERAGE SHARES OUTSTANDING(2)
  Basic..................................       12,425      15,037     15,626     15,505      15,324
                                                ======      ======     ======     ======      ======
  Diluted................................       12,593      15,590     16,063     15,711      15,451
                                                ======      ======     ======     ======      ======
OPERATING DATA:
  Enrollment(3) .........................        8,200       9,400     10,400     11,500      12,100

                                                                  AT DECEMBER 31,
                                                                  ---------------
                                                1996        1997         1998       1999        2000
                                             ----------  ----------   ----------  ----------  --------
BALANCE SHEET DATA:
  Cash and cash equivalents..............     $ 11,777   $ 15,934      $18,614    $12,213     $25,190
  Working capital........................       15,574     20,600       23,363     18,170      26,742
  Total assets...........................       47,822     78,248       97,146     98,096     119,139
  Long-term liabilities..................          189        137          330        141          -
  Total liabilities......................       12,411     13,125       15,501     17,035      21,395
  Total stockholders' equity.............       35,411     65,123       81,645     81,061      97,744

================================================================================

(1) Reflects the formation of the Company and the acquisition of the University by the Company as if those events had taken place on January 1, 1996. Following the termination of their status as S Corporations prior to completion of the Company's initial public offering, the University and ELP became subject to federal and state income tax. The pro forma data reflects the application of statutory corporate income tax rates to income before income taxes as if the termination of the S Corporation status of the University and ELP had occurred on January 1, 1996. The effective pro forma income tax rate for the year ended December 31, 1996 was 39%.

(2) Pro forma weighted average shares outstanding reflect the acquisition of the University by the Company in exchange for 8,998,500 shares of common stock, as if it had occurred on January 1, 1996. Subsequent to the closing of the initial public offering, the Company made a distribution to the stockholders of the University in respect of earnings previously subject to income tax during the University's period as an S Corporation (the "S Corp. Distribution"). As a result, pro forma weighted average shares outstanding also give effect to the increase in the number of shares which, when multiplied by the net per share proceeds of the offering, would have been necessary to fund distributions to the stockholders, including the S Corp. Distribution, during the twelve months ended July 1996, to the extent that such distributions exceeded net income during the same period.

(3) Reflects student enrollment as of the beginning of the Fall academic quarter for each year indicated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

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

BACKGROUND AND OVERVIEW

    The University is a regional institution of higher education offering undergraduate and graduate degree programs at fourteen campuses in Maryland, Virginia, and the District of Columbia and online. The Company was incorporated in May 1996 to acquire all of the outstanding capital stock of Strayer University, Inc. and ELP from Mr. and Mrs. Ron K. Bailey. Upon completion of the Company's initial public offering in July 1996, Strayer University, Inc. and ELP, which administers the SEL Program, became direct subsidiaries of the Company.

    Revenues, operating income, and net income have increased in each of the last three years. From 1997 through 2000, revenues increased approximately 47.2%, operating income increased approximately 49.5%, and net income increased 50.4%. The number of students increased approximately 28.7% from 9,400 at the beginning of the 1997 Fall quarter to 12,100 at the beginning of the 2000 Fall quarter, and tuition rates increased approximately 18.5% over the last three years.

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

    The University records tuition receivable when students register for the academic quarter, generally prior to the end of the previous academic quarter. Because the University's academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due is charged against the allowance. The University's historical bad debt expense related to tuition receivable as a percentage of revenue for the years ended December 31, 1998, 1999, and 2000 was 2.9%, 2.4%, and 2.7%, respectively.

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

RESULTS OF OPERATIONS

    The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

                                        YEAR ENDED DECEMBER 31,
                                       1998      1999      2000
                                    --------- --------- -------

Net revenues:                         100.0%    100.0%     100.0%
                                      ------    ------     ------
Costs and expenses:
  Instruction and educational
   support......................        35.6      35.9       36.0
  Selling and promotional.......         9.4      11.1       10.8
  General and administration....        13.3      13.5       13.6
                                        ----      ----       ----
Income from operations..........        41.6      39.5       39.5
Investment and other income.....         5.1       6.2        6.1
                                        ----      ----       ----
Income before taxes.............        46.7      45.7       45.6
Provision for income taxes......        18.2      18.0       17.9
                                        ----      ----       ----
Net income......................       28.5%     27.7%      27.8%
                                       =====     =====      =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Revenues. Revenues increased 12.1% from $69.8 million in 1999 to $78.2 million in 2000 due to an increase in the number of students and a 5% tuition increase in 2000.

    Instruction and educational support expenses. Instruction and educational support expenses increased 12.4% from $25.1 million in 1999 to $28.2 million in 2000 due to an increase in the number of personnel to support increased enrollment, salary increases and the addition of a new campus in Chesterfield, Virginia.

    Selling and promotional expenses. Selling and promotional expenses increased 9.2% from $7.8 million in 1999 to $8.5 million in 2000 due principally to increased advertising costs, and the addition of admissions personnel.

    General and administration expenses. General and administration expenses increased 12.9% from $9.4 million in 1999 to $10.6 million in 2000 due principally to the addition of administrative personnel in order to support increased enrollments and the addition of a new campus in Chesterfield, Virginia.

    Income from operations. Income from operations increased 12.4% from $27.5 million in 1999 to $30.9 million in 2000. This increase was primarily due to the increases in student enrollment and tuition in 2000.

    Provision for income taxes. Income tax expense increased 11.8% from $12.5 million in 1999 to $14.0 million in 2000. This increase was primarily due to the increase in income before taxes attributable to the factors discussed above.

    Net income. Net income increased 12.3% from $19.3 million in 1999 to $21.7 million in 2000 because of the factors discussed above.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Revenues. Revenues increased 11.0% from $62.9 million in 1998 to $69.8 million in 1999 due to an increase in the number of students and a 5% tuition increase in 1999.

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

SEASONALITY

    The Company's quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth, or Fall, quarter, and lowest in the third, or Summer, quarter. In 2000, enrollments at the beginning of the Winter, Spring, Summer and Fall academic quarters were 11,200, 10,700, 7,900 and 12,100, respectively. Costs generally are not affected by the seasonal factors and do not vary significantly on a quarterly basis. To some extent, however, instructional and educational support expenses are lower in the third quarter because fewer part-time faculty are needed.

    The following table sets forth the Company's revenues on a quarterly basis for the years ended December 1998, 1999, and 2000.

                                QUARTERLY REVENUE
                             (DOLLARS IN THOUSANDS)

                               1998                1999               2000
                        ------------------  ------------------  -------------------
  THREE MONTHS ENDED     AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT
---------------------   --------  --------  --------- --------  --------  ---------
March 31............    $ 16,849     27%    $ 18,914     27%    $ 21,128     27%
June 30.............      16,375     26       17,643     25       20,325     26
September 30........      11,783     18       12,866     19       14,691     19
December 31.........      17,865     29       20,353     29       22,070     28
                        --------    ---     --------    ---     --------    ---
Total for Year......    $ 62,872    100%    $ 69,776    100%    $ 78,214    100%
                        ========    ===     ========    ===     ========    ===


LIQUIDITY AND CAPITAL RESOURCES

    During 2000, the Company generated cash of $27.3 million from operating activities. Investing activities used cash of $9.1 million, principally for the purchase of property and equipment and marketable securities. Cash used by financing activities was $5.2 million for dividend payments of $3.8 million and repurchase of $2.0 million of common stock, offset by proceeds from the exercise of stock options of $.6 million.

    At December 31, 2000, the Company had cash and cash equivalents and marketable securities of $75.1 million compared to $57.5 million at December 31, 1999. In addition, the Company has available a $10.0 million credit facility from a bank. The Company intends to use the proceeds from the sale of its series A preferred stock, combined with most of its cash and marketable securities, to effect a tender offer to purchase up to 8.5 million shares of the Company's common stock at a price of $25.00 per share in the second quarter of 2001. The Company believes that existing cash and cash equivalents, marketable securities, cash generated from operating activities and, if necessary, cash borrowed under the credit facility, will be sufficient to meet the Company's requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

IMPACT OF INFLATION

    Inflation has not had a significant impact on the Company's historical operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company invests its excess cash in marketable securities and certificates of deposit. At December 31, 2000 the Company's investments include certificates of deposit, money market funds, U.S. Government obligations (primarily fixed income securities) and high-quality equity securities. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of December 31, 2000. The Company has not used derivative financial instruments in its investment portfolio.

    Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2000, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in certificates of deposit or interest earning marketable securities. In addition, as of December 31, 2000, a 10% decrease in market values would not have a material impact on the Company's future earning, fair values, financial position or cash flows related to investments in marketable equity securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             PAGE
                                                                             ----
Strayer Education, Inc.
  Report of Independent Accountants.....................................     19
  Consolidated Balance Sheets as of December 31, 1999 and 2000..........     20
  Consolidated Statements of Income for each of the three years in the
    period ended December 31, 2000......................................     21
  Consolidated Statements of Comprehensive Income for each of the three
    years in the period ended December 31, 2000.........................     21
  Consolidated Statements of Stockholders' Equity for each of the three
    years in the period ended December 31, 2000.........................     22
  Consolidated Statements of Cash Flows for each of the three years in
    the period ended December 31, 2000..................................     23
  Notes to Consolidated Financial Statements............................    24-29
  Schedule II -- Valuation and Qualifying Accounts......................     30

    All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Strayer Education, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                PricewaterhouseCoopers LLP

Washington, D.C.
February 9, 2001

                             STRAYER EDUCATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                                 1999          2000
                                                                              ---------     ---------
                                   ASSETS
Current assets:
  Cash and cash equivalents...............................................      $12,213       $25,190
  Marketable securities available for sale, at fair value.................        5,901         5,918
  Short-term investments -- restricted....................................          959         1,008
  Tuition receivable, net of allowances for doubtful accounts of $605 and
      $489 in 1999 and 2000, respectively.................................       14,997        15,264
  Income taxes receivable.................................................          201            -
  Other current assets....................................................          793           757
                                                                                -------       -------
          Total current assets............................................       35,064        48,137

Student loans receivable, net of allowances for losses....................        6,436         7,288
Property and equipment, net...............................................       16,837        19,469
Marketable securities available for sale, at fair value...................       39,440        43,982
Other assets..............................................................          319           263
                                                                                -------       -------
          Total assets....................................................      $98,096      $119,139
                                                                                =======      ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................         $183          $769
  Accrued expenses........................................................          423         1,325
  Income taxes payable....................................................           -            323
  Dividends payable.......................................................          917           995
  Unearned tuition........................................................       15,371        17,983
                                                                                -------       -------
          Total current liabilities.......................................       16,894        21,395
Deferred income taxes.....................................................          141             -
                                                                                -------       -------
          Total liabilities...............................................       17,035        21,395
                                                                                -------       -------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01; 5,000,000 shares authorized, no shares
    issued or outstanding.................................................           --            --
  Common stock, par value $.01; 50,000,000 shares authorized; 15,277,251 and 15,303,166 shares issued and outstanding in 1999 and 2000,
    respectively..........................................................          153           153
  Additional paid-in capital..............................................       34,175        33,119
  Retained earnings.......................................................       46,194        64,069
  Accumulated other comprehensive income..................................          539           403
                                                                                -------       -------
          Total stockholders' equity......................................       81,061        97,744
                                                                                -------       -------
          Total liabilities and stockholders' equity......................      $98,096      $119,139
                                                                                =======      ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                  1998           1999            2000
                                                  ----           ----            ----

Revenues                                       $ 62,872       $ 69,776         $ 78,214
                                               --------       --------         --------

Costs and expenses:
  Instruction and educational support........    22,355         25,082           28,187
  Selling and promotion......................     5,923          7,765            8,480
  General and administration.................     8,387          9,405           10,620
                                                 ------        -------          -------
                                                 36,665         42,252           47,287
                                                 ------        -------          -------
  Income from operations.....................    26,207         27,524           30,927
Investment and other income..................     3,180          4,302            4,756
                                                 ------        -------          ------
  Income before income taxes.................    29,387         31,826           35,683
Provision for income taxes...................    11,440         12,500           13,974
                                                 ------        -------          -------
  Net income.................................   $17,947        $19,326          $21,709
                                                =======        =======          =======

NET INCOME PER  SHARE:
  Basic......................................    $1.15          $1.25            $1.42
  Diluted....................................    $1.12          $1.23            $1.41


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             STRAYER EDUCATION, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)



                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                             1998         1999       2000
                                                             ----         ----       ----
Net income..............................................   $17,947     $19,326      $21,709

Other comprehensive income (loss):
 Unrealized gains (losses) on investments, net of taxes.       460        (204)        (136)
                                                           -------     --------     --------

Comprehensive income..................................     $18,407     $19,122      $21,573
                                                           =======     =======      =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                           COMMON STOCK                                   ACCUMULATED
                                      ------------------------  ADDITIONAL                   OTHER
                                                                  PAID-IN     RETAINED   COMPREHENSIVE
                                        SHARES        AMOUNT      CAPITAL     EARNINGS       INCOME         TOTAL
                                      ----------    ----------  -----------  ----------      ------      -----------

Balance, December 31, 1997             15,542,105        $156      $48,762     $15,922          $283        $65,123
   Exercise of stock options.....         303,872           3        2,096           -             -          2,099
   Repurchase of common stock....        (71,500)         (1)      (2,388)           -             -        (2,389)
   Dividends ($0.23 per share)....              -           -            -     (3,595)             -        (3,595)
   Tax benefit from exercise of
      stock options...............              -           -        2,000           -             -          2,000
   Net unrealized gains on
      marketable securities......               -           -            -           -           460            460
   Net income....................               -           -            -      17,947             -         17,947
                                     ------------   ---------    ---------   ---------      --------     ----------
Balance, December 31, 1998             15,774,477         158       50,470      30,274           743         81,645
   Exercise of stock options.....         133,203           1          903           -             -            904
   Repurchase of common stock....       (630,429)         (6)     (17,723)           -             -       (17,729)
   Dividends ($0.24 per share)....              -           -            -     (3,406)             -        (3,406)
   Tax benefit from exercise of
      stock options...............              -           -          525           -             -            525
   Net unrealized losses on
     marketable securities.......               -           -            -           -         (204)          (204)
   Net income....................               -           -            -      19,326             -         19,326
                                     ------------   ---------    ---------   ---------      --------     ----------
Balance, December 31, 1999             15,277,251         153       34,175      46,194           539         81,061
   Exercise of stock options.....          88,615           1          590           -             -            591
   Repurchase of common stock....        (62,700)         (1)      (2,028)           -             -        (2,029)
   Dividends ($0.25 per share)....              -           -            -     (3,834)             -        (3,834)
   Tax benefit from exercise of
      stock options...............              -           -          382           -             -            382
   Net unrealized losses on
     marketable securities.......               -           -            -           -         (136)          (136)
   Net income....................               -           -            -      21,709             -         21,709
                                     ------------   ---------    ---------   ---------      --------     ----------
Balance, December 31, 2000             15,303,166        $153      $33,119     $64,069          $403        $97,744
                                     ============   =========    =========   =========      ========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                      -------------------------------
                                                                     1998          1999          2000
                                                                 -----------   -----------   -----------
Cash flows from operating activities:
  Net income.................................................       $17,947       $19,326       $21,709
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization...........................         1,625         1,894         2,063
     Provision for student loan losses.......................           353           216           172
     Deferred income taxes...................................         (147)         (248)         (147)
     Other non-cash charges..................................            75            --            --
  Changes in assets and liabilities:
     Short-term investments -- restricted....................          (43)          (37)          (49)
     Tuition receivable, net.................................       (1,749)       (3,185)         (267)
     Inventories.............................................         1,018            --            --
     Income taxes............................................         1,725           599           906
     Other current assets....................................           238         (114)            42
     Other assets............................................            10          (97)            56
     Accounts payable........................................         (214)            17           279
     Accrued expenses........................................           114         (520)           902
     Unearned tuition........................................         1,494         2,098         2,612
  Student loans originated or acquired.......................       (4,293)       (5,124)       (5,499)
  Collections on student loans receivable....................         2,854         3,996         4,475
                                                                      -----         -----         -----
          Net cash provided by operating activities..........        21,007        18,821        27,254
                                                                     ------        ------        ------
Cash flows from investing activities:
  Purchases of property and equipment........................       (7,392)       (4,851)       (4,388)
  Purchases of marketable securities.........................      (19,739)       (9,298)      (14,157)
  Maturities of marketable securities........................        11,975         9,030         9,462
                                                                     ------         -----         -----
          Net cash used in investing activities..............      (15,156)       (5,119)       (9,083)
                                                                   --------       -------       -------
Cash flows from financing activities:
  Dividends paid.............................................       (2,806)       (3,278)       (3,756)
  Proceeds from exercise of stock options....................         2,024           904           591
  Repurchase of common stock.................................       (2,389)      (17,729)       (2,029)
                                                                    -------      --------       -------
          Net cash used in financing activities..............       (3,171)      (20,103)       (5,194)
                                                                    -------      --------       -------
          Net increase (decrease) in cash and cash requirements       2,680       (6,401)        12,977
Cash and cash equivalents -- beginning of year...............        15,934        18,614        12,213
                                                                     ------        ------        ------
Cash and cash equivalents -- end of year.....................       $18,614       $12,213       $25,190
                                                                    =======       =======       =======

Non-cash transaction:
   Property and equipment included in accounts payable.......        $    -         $   -        $  307



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

    Strayer Education, Inc. (the Company), a Maryland corporation, conducts its operations though its subsidiaries, Strayer University, Inc. (the University) and Education Loan Processing, Inc. (ELP). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its fourteen campuses in the District of Columbia, Maryland and Virginia. ELP provides student loans for the University's students. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as non-current consistent with industry practice.

    In November 2000, the Company and an investment group signed a definitive agreement whereby the investment group will make an investment of $150 million in the Company. Under the terms of the agreement approved by the Company's Board of Directors, the investment group will purchase 5,769,231 shares of series A preferred stock from the Company with a weighted average dividend rate of 5.32% and convertible into common stock at a price of $26.00 per share. The Company will use the $150 million, together with approximately $62.5 million of its cash and marketable securities, to repurchase up to 8.5 million shares of outstanding common stock of the Company. All stockholders will have the opportunity to participate pro rata in the tender offer. In connection with the definitive agreement, the Company's majority stockholder agreed to tender 7.2 million shares. The transaction is subject to satisfaction of certain closing conditions, including stockholder and regulatory approvals. It is expected that the transaction will close in escrow and the tender offer will be commenced during the first quarter of 2001, and final regulatory approvals will be received in the second quarter of 2001.

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

                             STRAYER EDUCATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


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

Property and Equipment

    Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $1,625,000, $1,894,000, and $2,063,000 for the years ended December 31, 1998,
1999, and 2000, respectively.

Income Taxes

    The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

Net Income Per Share

    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows (in thousands):

                                                1998        1999        2000
                                                ----        ----        ----

Weighted average shares outstanding
     used to compute basic earnings per
     share                                      15,626      15,506      15,324
Incremental shares issuable upon the
     assumed exercise of stock options..           437         205         127
                                                   ---         ---         ---
Shares used to compute diluted
     earnings per share.................        16,063      15,711      15,451
                                                ======      ======      ======

    Incremental shares issuable upon the assumed exercise of outstanding stock options is computed using the average market price during the related periods.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. Actual results could differ from those estimates.

Comprehensive Income

    Comprehensive income consists of net income and unrealized gains (losses) on investments in marketable securities, net of income taxes.

                             STRAYER EDUCATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Reclassification

    The income tax benefits realized by the Company from employee exercises of stock options for the years ended December 31, 1998 and 1999 have been reclassified to operating activities on the consolidated statements of cash flows to conform with the December 31, 2000 presentation.

2. INVESTMENTS

Short-Term Investments -- Restricted

    The U.S. Department of Education requires Title IV Program loan funds collected in excess of amounts due for tuition to be kept in a cash or cash equivalent account until such amounts are required to be remitted to students. These funds are invested in short-term U.S. Treasury Notes.

Marketable Securities

The cost and fair value for each class of investments as of December 31, 1999 and 2000 are as follows (in thousands):

                                                          1999
                                        -----------------------------------------
                                                    GROSS       GROSS
                                                 UNREALIZED  UNREALIZED    FAIR
                                          COST      GAINS      LOSSES      VALUE
                                        -------- ----------  ----------  --------
Certificates of deposit and money
 market funds.......................     $8,852    $    --      $   --   $  8,852
Fixed income investments............     23,835         23         435     23,423
Equity securities...................     11,771      1,295          --     13,066
                                         ------    -------      ------   --------
          Total.....................    $44,458    $ 1,318      $  435   $ 45,341
                                        =======    =======      ======   ========

                                                           2000
                                       ------------------------------------------
                                                    GROSS       GROSS
                                                 UNREALIZED  UNREALIZED    FAIR
                                          COST      GAINS      LOSSES      VALUE
                                        -------- ----------  ----------  --------
Certificates of deposit and money
 market funds.......................    $20,580    $   --      $   --    $ 20,580
Fixed income investments............     20,591       183         124      20,650
Equity securities...................      8,068       651          49       8,670
                                        -------    ------      ------    --------
          Total.....................    $49,239    $  834      $  173    $ 49,900
                                        =======    ======      ======    ========


3. PROPERTY AND EQUIPMENT

The composition of property and equipment as of December 31, 1999 and 2000 is as follows (in thousands):

                                                    1999      2000
                                                  ------    ------
Land.......................................       $4,014    $4,208
Buildings..................................        5,414     5,414
Furniture and equipment....................       11,155    13,921
Leasehold improvements.....................        3,967     5,702
Vehicles...................................           22        22
                                                --------   -------
                                                  24,572    29,267
     Less accumulated depreciation and
          amortization.....................      (7,735)   (9,798)
                                                --------   -------
                                                 $16,837   $19,469
                                                ========   =======

4. STUDENT LOANS RECEIVABLE

The loans receivable under the Strayer Education Loan Program as of December 31, 1999 and 2000 are as follows (in thousands):

                                                     1999      2000
                                                   ------    ------
Student loans receivable outstanding, including
accrued interest...............................   $6,847    $7,753
Allowance for loan losses.......................    (411)     (465)
                                                    -----     -----
     Student loans receivable, net..............   $6,436    $7,288
                                                   ======    ======

                             STRAYER EDUCATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

5. STOCK OPTION PLAN

    In July 1996, the Company set aside 1,500,000 shares of common stock for shares to be issued under the Company's 1996 Stock Option Plan (the Plan) that provided for the grant of options intended to qualify as incentive stock options, and also provided for the grant of non-qualifying options to directors and employees of the Company. Options may be granted to eligible employees of the Company at the discretion of the Board of Directors, at option prices based on the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors. Stock option activity for the years ended December 31, 1998, 1999, and 2000 as follows:

                                         NUMBER OF SHARES
                                         ----------------
Balance, December 31, 1997                    727,058
  Grants.........................              11,324
  Exercises......................           (303,872)
  Forfeitures....................                   -
                                             --------
Balance, December 31, 1998                    434,510
  Grants.........................               2,759
  Exercises......................           (133,203)
  Forfeitures....................                   -
                                             --------
Balance, December 31, 1999                    304,066
  Grants.........................                   -
  Exercises......................            (88,615)
  Forfeitures....................                   -
                                             --------
Balance, December 31, 2000                    215,451
                                             ========

    At December 31, 2000, the 215,451 stock options outstanding are exercisable. All of the options have an exercise price of $6.67 per share and expire on July 25, 2001.

    The Company accounts for the fair value of its stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Plan, since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with that method of accounting under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's pro forma net income and net income per share for the years ended December 31, 1998, 1999, and 2000 would have been decreased as indicated below (in thousands):

                                  1998      1999     2000
                                  ----      ----     ----
Net income:
  As reported...............   $17,947   $19,326  $21,709
  Pro forma.................   $17,574   $19,283  $21,530
Net income per common share:
Basic:
  As reported...............    $ 1.15     $1.25    $1.42
  Pro forma.................    $ 1.12     $1.24    $1.40
Diluted:
  As reported...............    $ 1.12     $1.23    $1.41
  Pro forma.................    $ 1.09     $1.23    $1.39

    The fair value of each option granted in 1999 was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 1.0%; expected volatility of 47%; risk-free interest rate of 5.25%; expected term of 2.1 years. The fair value at date of grant was $25.55 per share. The fair value of each option granted in 1998 was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield 1.0%; expected volatility of 35%; risk-free interest rate of 4.17%; expected term of 2 years. The fair value at date of grant was $20.08 per share. The remaining contractual life of the options as of December 31, 2000 was .58 years.

                             STRAYER EDUCATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


6. OTHER EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) profit sharing trust covering all eligible employees of the Company. Participants may defer a percentage of their salaries or make contributions up to 10% of their total compensation. Employee contributions are voluntary. Discretionary contributions are made by the Company in the fourth quarter of each year, and were $185,000, $186,000 and $195,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

    In May 1998, the Company adopted the Strayer Education Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 90 percent of its market value at the date of purchase. Purchases are limited to 10 percent of an employee's eligible compensation. The aggregate number of shares of Common Stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. During 1998, 1999 and 2000, 4,116, 11,962 and 10,297 shares, respectively, were purchased in the open market for employees, at average prices of $31.81, $26.13 and $23.93 per share, respectively.

7. COMMITMENTS AND CONTINGENCIES

    The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

    The Company has long-term operating leases for eleven of its fourteen campuses and other administrative locations. Rent expense was $3,658,000, $4,227,000 and $4,770,000 for the years ended December 31, 1998, 1999 and 2000, respectively. The University has the option to buy certain of these campus properties at their fair market value as determined by independent appraisal. The Washington D.C. campus and three of the Virginia campuses are leased from companies owned by the President and Chief Executive Officer and a majority stockholder of the Company. Rent paid to these companies was $2,199,363, $2,040,167 and $1,836,565 for the years ended December 31, 1998, 1999 and 2000, respectively. During 1999, the Company acquired its Takoma Park Campus from its majority stockholder for $1,024,000.

    The rents on these leases are subject to an annual increase based on a stipulated price index. The minimum rental commitments for the Company as of December 31, 2000 are as follows (in thousands):

                                        TOTAL AMOUNT PAYABLE
                               TOTAL     TO RELATED PARTIES
                             ---------   ------------------
2001......................      $5,029        $1,881
2002......................       4,554         1,881
2003......................       4,106         1,881
2004......................       3,274         1,881
2005......................       2,988         1,881
Thereafter................       2,231           849
                                 -----       -------
                               $22,182      $ 10,254
                              ========      ========

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

    On October 2, 1998, the Board of Directors authorized the Company to repurchase up to five percent of its outstanding common stock at market prices, not to exceed a total cost of $24 million. The timing of stock purchases are made at the discretion of management. The Company repurchased 630,429 shares and 62,700 shares during the years ended December 31, 1999 and 2000, respectively. During the year 2000, the Board authorized an additional stock repurchase program in an amount of up to $40,000,000. The Company suspended the repurchase plan from February to September of the year 2000 and again in December of 2000.

                             STRAYER EDUCATION, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8. INCOME TAXES

    The income tax provision for the years ended December 31, 1998, 1999 and 2000 is summarized below (in thousands).

Current:                                  1998       1999       2000
                                          -----      -----      ----
  Federal............................   $ 9,620    $10,453    $11,637
  State..............................     1,967      2,295      2,484
                                        -------    -------    -------
                                         11,587     12,748     14,121
                                        -------    -------    -------
Deferred:
  Federal............................     (129)      (203)      (132)
  State..............................      (18)       (45)       (15)
                                        -------    -------       ----
                                          (147)      (248)      (147)
                                        -------    -------    -------
                                        $11,440    $12,500    $13,974
                                        =======    =======    =======

    The tax effects of the principal temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows as of December 31, 1999 and 2000 (in thousands):

                                                                       1999       2000
                                                                       ----       ----
Tuition receivable and student loans .........................          $396       $372
Property and equipment........................................           203        283
Accrued vacation payable......................................            45         50
Unrealized gains on marketable securities.....................         (344)      (258)
                                                                       -----      -----
Net deferred tax asset........................................         $ 300      $ 447
                                                                       =====      =====

    A reconciliation between the Company's statutory tax rate and the effective tax rate for the years ended December 31, 1998, 1999, and 2000 is as follows:


                                                                   1998     1999   2000
                                                                   ----     ----   ----
Statutory federal rate........................................      35%      35%     35%
State income taxes, net of federal benefits...................       5%       5%      5%
Effect of prior year accruals.................................     (1%)     (1%)    (1%)
                                                                  -----    -----   -----
Effective tax rate............................................      39%      39%     39%
                                                                  =====    =====   =====

    Cash payments for income taxes were $9,552,000 in 1998, $12,674,000 in 1999 and $13,628,000 in 2000.

9. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial information for 1999 and 2000 is as follows (in thousands except per share data):

          1999                             QUARTER
-----------------------    --------------------------------------
                            FIRST   SECOND      THIRD    FOURTH
                           -------- --------   --------  --------

Total revenues.........    $18,914    $17,643   $12,866   $20,353
Income from operations.      9,275      7,692     1,379     9,178
Net income.............      6,158      5,511     1,509     6,147
Net income per share:
        Basic..........     $ 0.39     $ 0.35    $ 0.10    $ 0.41
        Diluted........     $ 0.39     $ 0.35    $ 0.10    $ 0.40

          2000                             QUARTER
-----------------------    --------------------------------------
                            FIRST   SECOND      THIRD    FOURTH
                           -------- --------   --------  --------

Total revenues.........    $21,128    $20,325   $14,691   $22,070
Income from operations.     10,423      8,432     2,192     9,880
Net income.............      6,810      5,878     2,126     6,895
Net income per share:
        Basic..........     $ 0.45     $ 0.38    $ 0.14    $ 0.45
        Diluted........     $ 0.44     $ 0.38    $ 0.14    $ 0.45

                             STRAYER EDUCATION, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                      BALANCE     ADDITIONS              BALANCE
                                   BEGINNING OF  CHARGED TO              END OF
           DESCRIPTION                PERIOD       EXPENSE  DEDUCTIONS   PERIOD
--------------------------------   ------------ ----------- ----------  ---------
Deduction from asset account:
  Allowance for doubtful accounts:
     Year ended December 31, 2000         $605      $2,147    ($2,263)      $489
     Year ended December 31, 1999          295       1,695     (1,385)       605
     Year ended December 31, 1998          230       1,302     (1,237)       295
  Allowance for loan losses:
     Year ended December 31, 2000          411         172       (118)       465
     Year ended December 31, 1999          353         216       (158)       411
     Year ended December 31, 1998          283         353       (283)       353


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the executive officers and directors of the Company:

        NAME              AGE              POSITION
--------------------    ------  -----------------------------------
Ron K. Bailey.......       60   Chief Executive Officer, President,
                                Director
Harry T. Wilkins....       44   Chief Financial Officer
Stanley G. Elmore...       59   Chairman of the Board of Directors
Todd A. Milano......       48   Director, Treasurer
Jennie D. Seaton....       71   Director
Roland Carey........       61   Director
Donald T. Benson....       57   Director
G. Thomas Waite, III       49   Director
Charlotte Beason....       53   Director
Stephen C. Eastham..       56   Director

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

    Stanley G. Elmore has been a director of the Company since July 1996. Mr. Elmore served as the Chairman of the Board of Trustees of the University from 1989 to 1997. Mr. Elmore retired in 1998 from his position as Vice President, Citibank Mid-Atlantic, a position he had held since 1989.

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

    Roland Carey has been a director of the Company since July 1996. Mr. Carey has been a member of the Board of Trustees of the University since 1990. Since August 1999, Mr. Carey has been an Instructor with the Louisa County Public School System of Virginia and Chairman of the Middle School Leadership Team. Prior to his current position, Mr. Carey was the Program Coordinator, Carl Sandburg School for more than twelve years, and served 23 years as an Army officer.

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

    G. Thomas Waite III, CPA, has been a director of the Company since July 1996. Mr. Waite has been a member of the Board of Trustees of the University since 1994. Mr. Waite has served as Treasurer and Chief Financial Officer, Humane Society of the United States since 1993. Prior to his current position, Mr. Waite was the Director of Commercial Management of The National Housing Partnership and practiced with the firm of Main Hurdman & Company (now KPMG).

    Dr. Charlotte Beason has been a director of the Company since July 1996. Dr. Beason has been a member of the Board of Trustees of the University since 1995. Dr. Beason is a Nurse at the U.S. Department of Veterans Affairs, a position she has held for more than five years.

    Stephen C. Eastham has been director of the Company since May 2000. Mr. Eastham has been the sole proprietor of Eastham & Associates since 1989. Mr. Eastham assists early-stage companies in fund raising and financial strategy. From 1974 to 1989, Mr. Eastham served as President, General Counsel and Director of Finalco Group, Inc. Mr. Eastham serves as an adjunct professor at Johns Hopkins University, where he teaches graduate courses in emerging markets and transitional economics.

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

CERTAIN SIGNIFICANT EMPLOYEES OF THE UNIVERSITY

    The following information is supplied with respect to certain other significant employees of the University:

    Dr. Donald Stoddard, Ph.D., 64, is the President of Strayer University. He was a director of the Company from July 1996 to July 1997. Dr. Stoddard has been a member of the Board of Trustees of the University since 1995. Dr. Stoddard was a Professor, Department of English, Anne Arundel Community College from 1990 to 1997. From 1979 to 1990, Dr. Stoddard was the Coordinator, Collegiate Institutional Approval, of the Maryland Higher Education Commission.

    Robert E. Farmer, 62, is Director of Operations of the University, a position to which he was appointed in 2000. Previously, Mr. Farmer was the Director of Human Resources, a position he held since 1995. Mr. Farmer was the Campus Coordinator of the Arlington campus from 1992 until 1995, and was the Director of Admissions at that campus from 1990 to 1992. Mr. Farmer is a certified Professional in Human Resources (PHR).

    Marla Boulter, 45, is the University's Director of Public Relations, a position she has held since 1995. Ms. Boulter joined the University in 1990 as an accountant and was the University's Director of Marketing from 1991 to 1995.

    Michael O. Williams, 47, is the newly appointed Director of Human Resources, employed at the University since 1992. Mr. Williams, an alumnus of the graduate program at Strayer University, was a former Campus Coordinator of the Washington Campus, 1995-2000, and previously an admissions representative.

    Weicheng Huynh, 28, is the University's Director of Information Technology, a position to which he was appointed in 2000, previously serving on the staff of the Management Information Systems department since 1999.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board of Directors has established an Audit Committee, an Executive Committee and a Compensation Committee.

    Audit Committee. The Audit Committee consists of G. Thomas Waite, Roland Carey, Charlotte Beason, Stanley Elmore, and Stephen Eastham. This committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the independent public accountants and reviews the adequacy of the Company's internal accounting controls.

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

COMPENSATION OF THE BOARD OF DIRECTORS

    Directors are reimbursed for expenses incurred in connection with their attendance at Board and Committee meetings and currently receive compensation of $2,000 per meeting.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Compensation" in the Company's 2000 Proxy Statement which will be filed no later than 120 days following December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the ownership of Common Stock as of February 28, 2001, by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, each director of the Company, and all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission by such persons or upon information otherwise provided by such persons to the Company. Except as noted below, the address for all 5% beneficial owners is: 1025 Fifteenth Street, N.W., Washington, D.C. 20005.

                                                         SHARES BENEFICIALLY OWNED
                                                         -------------------------
           NAMES OF BENEFICIAL OWNERS (1)                 NUMBER   PERCENT OF CLASS
---------------------------------------------------     ---------- ----------------
Ron K. Bailey and Beverly W. Bailey (2)............     8,175,000       52.7%
Kayne Anderson Investment Management, LLC.  (3)
     1800 Avenue of the Stars
     Los Angeles, CA 90067.........................     1,373,719       8.97%
T. Rowe Price Associates, Inc. (4)
     100 East Pratt Street
     Baltimore, MD 21202...........................     1,447,600        9.5%
Harry T. Wilkins...................................        47,000           *
Stanley G. Elmore..................................         1,350           *
Todd A. Milano.....................................        14,410           *
Jennie D. Seaton...................................         2,050           *
Roland Carey.......................................             0           *
Donald T. Benson...................................         1,575           *
G. Thomas Waite III................................         3,128           *
Charlotte Beason...................................         2,550           *
Stephen C. Eastham.................................         7,500           *
                                                            -----        ----
All directors and executive officers as a group (10
persons) (5).......................................     8,254,563       53.3%
                                                        =========       =====

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

(2) Includes 292,500 shares held by the Bailey Family Foundation.

(3) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001. These securities are owned by various individual and institutional investors, which Kayne Anderson Investment Management, LLC. serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities and Exchange Act of 1934, Kayne Anderson Investment Management is deemed to be a beneficial owner of such securities; however, Kayne Anderson Investment Management expressly disclaims that it is, in fact, the beneficial owner of such securities.

(4) Based on a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2001. These securities are owned by various individual and institutional investors, which T. Rowe Price Associates, Inc. ("Price Associates") serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities and Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(5) Includes currently exercisable options to purchase the following shares for each listed individual: Wilkins (0); Elmore (0); Milano (0); Seaton (0); Carey (0); Benson (0); Waite (0); Beason (800); and Eastham (0).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LEASE OF CAMPUS FACILITIES

    The Company has long-term non-cancelable operating leases for eleven of its various campus locations. The rents on these leases are subject to an annual increase based on a stipulated price index. Of the eleven leased properties (including the Distance Learning Center in Lorton, Virginia), four of the campuses, including the Washington, D.C. campus and three of the Virginia campuses, were leased from corporations which are owned by Mr. Bailey, the Company's President, CEO and majority stockholder. Rent paid to Mr. Bailey under these operating leases and the Takoma Park lease prior to its purchase for the years ended December 31, 1998, 1999 and 2000 was $2,199,363, $2,040,167, and
$1,836,565, respectively. During 1999, the Company acquired its Takoma Park Campus from its majority stockholder for $1,024,000. Future minimum rental commitments for all of the Company's eleven leases, including the four campuses leased from Mr. Bailey, as of December 31, 2000 was as follows (in thousands):

                           TOTAL AMOUNT PAYABLE
                  TOTAL     TO RELATED PARTIES
                  --------  ------------------
2001............   $5,029           $1,881
2002............    4,554            1,881
2003............    4,106            1,881
2004............    3,274            1,881
2005............    2,988            1,881
Thereafter......    2,231              849
                    -----              ---
                 $ 22,182         $ 10,254
                 ========         ========

    Each of the four leases with Mr. Bailey has a 10-year term expiring in 2006. The Company has the option under each such lease to purchase at any time during the term of the lease the related campus facility at its discretion at the fair market value of such facility as determined by independent appraisers.

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

(a)(3) Exhibits

  EXHIBIT
  NUMBER                                       DESCRIPTION
---------      ---------------------------------------------------------------------------
   3.01*  --   Articles of Incorporation of the Company.
   3.02*  --   Amended and Restated Bylaws of the Company.
   4.01*  --   Specimen Stock Certificate.
  10.01*  --   Lease Agreement, dated as of June 1, 1996, between Strayer University, Inc.
                 and Fredericksburg Investments, Inc.
  10.02*  --   Lease Agreement, dated as of June 1, 1996, between Strayer University, Inc.
                 and Battleview Investments, Inc.
  10.03*  --   Lease Agreement, dated as of June 1, 1996, between Strayer University, Inc.
                 and Central Investments, Inc.
  10.04*  --   Employment Agreement, dated as of June 1, 1996, between Strayer Education,
                 Inc. and Ron K. Bailey.
  10.05*  --   Employment Agreement, dated as of June 1, 1996, between Strayer University,
                 Inc. and Harry T. Wilkins.
  10.06*  --   1996 Stock Option Plan
  10.07*  --   Form of Tax Indemnification Agreement
   23.01  --   Consent of PricewaterhouseCoopers LLP
   24.01  --   Power of Attorney (contained in signature page).


----------

* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-3967).

** Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-23601).

 +  Included in electronic filing via EDGAR.

(b) Report on Form 8-K

    Form 8-K (items 5 and 7 reported) filed on December 8, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             STRAYER EDUCATION, INC.

Date: March 16, 2001                           By: /s/ RON K. BAILEY
                                               ---------------------
                                               Ron K. Bailey
                                               Chief Executive Officer and
                                               Director

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

           SIGNATURES                           TITLE                 DATE
--------------------------------   ---------------------------   -----------------

          /s/ RON K. BAILEY        Chief Executive Officer and   MARCH  16, 2001
---------------------------        Director (Principal
Ron K. Bailey                      Executive
                                   Officer)

                                   Chief Financial Officer
        /s/ HARRY T. WILKINS       (Principal Financial          MARCH  16, 2001
----------------------------       and Accounting Officer)
Harry T. Wilkins


        /s/ STANLEY G. ELMORE      Director                      MARCH  16, 2001
-----------------------------
          Stanley G. Elmore


         /s/ TODD A. MILANO        Director                      MARCH  16, 2001
---------------------------
           Todd A. Milano


        /s/ JENNIE D. SEATON       Director                      MARCH  16, 2001
----------------------------
          Jennie D. Seaton


          /s/ ROLAND CAREY         Director                      MARCH 16, 2001
--------------------------
            Roland Carey


        /s/ DONALD T. BENSON       Director                      MARCH 16, 2001
----------------------------
          Donald T. Benson


         /s/ G. THOMAS WAITE       Director                      MARCH 16, 2001
----------------------------
           G. Thomas Waite


        /s/ CHARLOTTE BEASON       Director                      MARCH 16, 2001
----------------------------
          Charlotte Beason


        /s/ STEPHEN C. EASTHAM     Director                      MARCH 16, 2001
------------------------------
          Stephen C. Eastham