Form 10-Q
period 2001-03-31
STRAYER EDUCATION INC
filed 2001-05-15
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarter ended March 31, 2001

Strayer Education, Inc.
(Exact name of registrant as specified in this charter)

Maryland	52-1975978

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 15th Street, NW, Washington, DC, 20005
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(202) 408-2400

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / / The Registrant became subject to such filing requirements on July 25, 1996.

      As of March 31, 2001, there were outstanding 15,502,551 shares of Common Stock, par value $.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2000 and March 31, 2001	3

Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2000 and 2001	4

Unaudited Condensed Statements of Comprehensive Income for the three months ended March 31, 2000 and 2001	4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3. Quantitative and Qualitative Disclosures About Market Risk	8

PART II —OTHER INFORMATION

Items 1-6 Exhibits and Reports on Form 8-K	9

SIGNATURES	10

STRAYER EDUCATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

ASSETS

	December 31,	March 31,

	2000	2001

Current assets:		(Unaudited )

Cash and cash equivalents	$25,190	$87,906

Marketable securities available for sale, at market	5,918	—

Short-term investments — restricted	1,008	1,013

Tuition receivable, net of allowances for doubtful accounts	15,264	17,600

Other current assets	757	777

Total current assets	48,137	107,296

Student loans receivable, net of allowances for losses	7,288	7,822

Property and equipment, net	19,469	21,388

Marketable securities available for sale, at market	43,982	—

Other assets	263	926

Total assets	$119,139	$137,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$769	$705

Accrued expenses	1,325	3,271

Dividends payable	995	1,001

Unearned tuition	17,983	21,365

Income taxes payable	323	5,275

Total current liabilities	21,395	31,617

Stockholders’ equity:

Common stock — Par value $.01; 50,000,000 shares authorized; 15,303,166 and 15,502,551 shares issued and outstanding at December 31, 2000 and March 31, 2001, respectively	153	155

Additional paid-in capital	33,119	34,454

Retained earnings	64,069	71,206

Accumulated other comprehensive income	403	—

Total stockholders’ equity	97,744	105,815

Total liabilities and stockholders’ equity	$119,139	$137,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	For the three months
	ended March 31,

	2000	2001

Revenues	$21,128	$23,644

Costs and expenses:

Instruction and educational support	6,592	7,509

Selling and promotion	1,713	2,259

General and administration	2,400	2,417

	10,705	12,185

Income from operations	10,423	11,459

Investment and other income	795	1,903

Income before income taxes	11,218	13,362

Provision for income taxes:	4,408	5,225

Net income	$6,810	$8,137

Basic net income per share	$0.45	$0.53

Diluted net income per share	$0.44	$0.53

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the three months
	ended March 31,

	2000	2001

Net income	$6,810	$8,137

Other comprehensive income:

Unrealized gains on investments, net of taxes	113	—

Reclassification adjustment for realized gains included in net income	—	(403)

Comprehensive income	$6,923	$7,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the three months ended March 31,

Cash flows from operating activities	2000	2001

Net income	$6,810	$8,137

Adjustments to reconcile net income to net cash provided by activities:

Deferred income taxes	202	—

Depreciation and amortization	477	608

Changes in assets and liabilities

Short-term investments — restricted	(12)	(5)

Tuition receivable, net	(1,381)	(2,336)

Other current assets	(346)	(20)

Other assets	147	—

Accounts payable	(65)	(64)

Accrued expenses	391	1,946

Income taxes payable	4,516	4,952

Unearned tuition	2,664	3,382

Student loans originated	(1,563)	(1,833)

Collections on student loans receivable	1,225	1,299

Net cash provided by operating activities	13,065	16,066

Cash flows from investing activities:

Purchases of property and equipment	(575)	(2,527)

Purchases of marketable securities	(4,500)	—

Maturities and sales of marketable securities	2,016	49,497

Net cash provided by (used in) investing activities	(3,059)	46,970

Cash flows from financing activities:

Exercise of stock options	208	1,338

Dividends paid	(917)	(995)

Deferred issuance costs of preferred stock	—	(663)

Net cash used in financing activities	(709)	(320)

Net increase in cash and cash equivalents	9,297	62,716

Cash and cash equivalents — beginning of period	12,213	25,190

Cash and cash equivalents — end of period	$21,510	$87,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of March 31, 2000 and 2001 is unaudited.

      1.  Basis of Presentation

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University), Education Loan Processing, Inc. (ELP) and Professional Education, Inc. (Pro Ed), collectively referred to herein as the “Company” or “Companies.”

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of March 31, 2001, and for the three months ended March 31, 2000 and 2001 is unaudited but, in the opinion of management contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2000 Annual Report on Form 10-K.

      2.  Nature of Operations

The University is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its fourteen campuses in the District of Columbia, Maryland and Virginia. The University also offers real-time online courses via the Internet through Strayer Online.

ELP is a finance company that purchases and services student loans, principally for the University. For purposes of the consolidated balance sheets, all of ELP’s assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as noncurrent consistent with industry practice.

      3.  Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows.

	For the three months
	ended March 31,

	(in thousands)

	2000	2001

Weighted average shares outstanding used to compute basic earnings per share	15,298	15,411

Incremental shares issuable upon the assumed exercise of stock options	205	59

Shares used to compute diluted earnings per share	15,503	15,470

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

      5.  Tender Offer

In November 2000, the Company and an investment group signed a definitive agreement whereby the investment group will make an investment of $150 million in the Company. Under the terms of the agreement approved by the Company’s Board of Directors, the investment group will purchase 5,769,231 shares of series A preferred stock from the Company with a weighted average dividend rate of 5.32% and convertible into common stock at a price of $26.00 per share. The Company will use the $150 million, together with approximately $62.5 million of its cash and marketable securities, to repurchase up to 8.5 million shares of outstanding common stock of the Company. All stockholders will have the opportunity to participate pro rata in the tender offer. In connection with the definitive agreement, the Company’s majority stockholder agreed to tender 7.2 million shares. The transaction is subject to satisfaction of certain closing conditions, including stockholder and regulatory approvals. The transaction closed in escrow on March 16, 2001 and the tender offer commenced on April 17, 2001. It is expected that final regulatory approvals will be received and the transaction will be consummated in the second quarter of 2001.

ITEM 2: MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q are forward-looking statements and are made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). The statements are based on the Company’s current expectations and are subject to a number of uncertainties and risks. In connection with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the Company’s actual results to differ materially. The uncertainties and risks include: the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the economic environment. Further information about these and other relevant risks and uncertainties may be found in the Company’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission, all of which are incorporated herein by reference and which are available from the Commission. We undertake no obligation to update or revise forward looking statements.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

           Revenues. Revenue increased 12% from $21.1 million in the first quarter of 2000 to $23.6 million in the first quarter of 2001, principally due to an increase in student enrollments and a 5% tuition increase effective for 2001.

           Instruction and educational support expenses. Instruction and educational support expenses increased 14% from $6.6 million in the first quarter of 2000 to $7.5 million in the first quarter of 2001. A salary increase of 4% effective in 2001, the addition of new faculty due to enrollment growth, and the addition of a new campus contributed to the increase.

           Selling and promotion expenses. Selling and promotion expenses increased 32% from $1.7 million in the first quarter of 2000 to $2.3 million in the first quarter of 2001, principally due to an increase in advertising costs related to targeting marketing efforts for the new campuses in Richmond, Virginia, Montgomery County, and Anne Arundel County, increased advertising for the Distance Learning Program, and increases in the number of admissions representatives.

           General and administration expenses. General and administration expenses of $2.4 million in the first quarter of 2000 remained unchanged in the first quarter of 2001.

           Income from operations. Operating income increased 10% from $10.4 million in the first quarter of 2000 to $11.5 million in the first quarter of 2001. The increase was due to the aforementioned factors.

           Investment and other income. Investment and other income increased 139% from $795,000 in the first quarter of 2000 to $1.9 million in the first quarter of 2001. The increase was due primarily to a one-time gain of approximately $800,000, resulting from the liquidation of the Company’s long-term investment portfolio to fund the tender offer.

           Net income. Net income increased 19% from $6.8 million in the first quarter of 2000 to $8.1 million in the first quarter of 2001. The increase was due to the aforementioned factors.

Liquidity and Capital Resources

           For the three months ended March 31, 2001, the Company generated cash from operating activities of $16.1 million. Net cash provided by investing activities was $47.0 million, principally from the sale of marketable securities. Net cash used in financing activities was $.3 million, principally related to the exercise of Company stock options, net of common stock dividend payments. At March 31, 2001, the Company had cash and cash equivalents and marketable securities of $87.9 million. In addition, the Company has available a $10.0 million credit facility from a bank. The Company intends to use the proceeds from the sale of its series A preferred stock, combined with most of its cash and marketable securities, to effect a tender offer to purchase up to 8.5 million shares of the Company’s common stock at a price of $25.00 per share in the second quarter of 2001. The Company believes that existing cash and cash equivalents, marketable securities, cash generated from operating activities and, if necessary, cash borrowed under the credit facility, will be sufficient to meet the Company’s requirements for at least the next 24 months. If the University decides to purchase additional campus facilities, it may finance such acquisitions with indebtedness.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

           The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company invests its excess cash in marketable securities and certificates of deposit. At March 31, 2001, the Company’s investments include certificates of deposit, money market funds, U.S. Government obligations (primarily fixed income securities) and high-quality equity securities. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of March 31, 2001. The Company has not used derivative financial instruments in its investment portfolio.

           Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2001, a 10% increase or decline in interest rates will not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in certificates of deposit or interest earning marketable securities. In addition, as of March 31, 2001, a 10% decrease in market values would not have a material impact on the Company’s future earnings, fair values, financial position or cash flows related to investments in marketable equity securities.

PART II —OTHER INFORMATION

Item 1.    Legal Proceedings.

                None

Item 2.    Changes in Securities.

                On March 16, 2001, we closed in escrow the sale of 5,769,231 shares of our series A convertible preferred stock to New Mountain Partners, L.P. and DB Capital Investors, L.P. for an aggregate purchase price of $150 million. We relied on the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act. It is expected that final regulatory approvals will be received and the transaction will be consummated in the second quarter of 2001.

Item 3.    Defaults Upon Senior Securities.

                None

Item 4.    Submission of Matter to a Vote of Security Holders.

                At a special meeting of our stockholders held on March 16, 2001, the following matters were submitted to a vote of our stockholders:

Proposal		For	Against	Abstain

1.	Approve and ratify issuance of series A convertible preferred stock	11,797,346	313,121	28,571

2.	Approve charter amendment	11,686,454	421,634	30,950

3.	Amend 1996 Stock Option Plan	11,254,497	855,401	29,140

Item 5.    Other Information.

Item 6.    Exhibits and Reports on Form 8-K

a)  Exhibits:

          None

b)  Reports on Form 8-K:

      On March 16, 2001, we filed a Current Report on Form 8-K to report the closing in escrow of the sale of our series A convertible preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

STRAYER EDUCATION, INC.

Harry T. Wilkins

Chief Financial Officer

Date: May 14, 2001