Form 10-Q
period 2001-06-30
STRAYER EDUCATION INC
filed 2001-08-14
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended June 30, 2001
Commission File No. 0-21039

Strayer Education, Inc.
(Exact name of registrant as specified in this charter)

Maryland	52-1975978

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 15th Street, N.W

Washington, DC 20005	20005

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(202) 408-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/  No /  /  The Registrant became subject to such filing requirements on July 25, 1996.

As of June 30, 2001, there were outstanding 8,345,761 shares of Common Stock, par value $.01 per share of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at

December 31, 2000 and June 30, 2001	3

Unaudited Condensed Consolidated Statements of Income

for the three and six month periods ended June 30, 2000 and 2001	4

Unaudited Condensed Consolidated Statements of Comprehensive Income

for the three and six month periods ended June 30, 2000 and 2001	4

Unaudited Condensed Consolidated Statements of Cash Flows

for the six month periods ended June 30, 2000 and 2001	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative

Disclosures About Market Risk	10

PART II — OTHER INFORMATION

Items 1-6, Exhibits and Reports on Form 8-K	11

SIGNATURES	12

STRAYER EDUCATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

ASSETS

	December 31,	June 30,
	2000	2001

Current Assets:		(Unaudited )

Cash and cash equivalents	$25,190	$46,136

Marketable securities available for sale, at fair value	5,918	4,644

Short-term investments – restricted	1,008	1,032

Tuition receivable, net of allowances for doubtful accounts	15,264	13,244

Other current assets	757	571

Total current assets	48,137	65,627

Student loans receivable, net of allowances for losses	7,288	7,742

Property and equipment, net	19,469	22,525

Marketable securities available for sale, at fair value	43,982	—

Other assets	263	355

Total assets	$119,139	$96,249

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Accounts payable	$769	$496

Accrued expenses	1,325	1,858

Dividends payable	995	1,198

Unearned tuition	17,983	16,262

Income taxes payable	323	1,644

Total current liabilities	21,395	21,458

Mandatorily redeemable series A preferred stock – Par value $.01;

8,000,000 shares authorized; 5,769,231 shares outstanding at

June 30, 2001	—	146,924

Stockholders’ equity (deficit):

Common Stock – Par value $.01; 20,000,000 shares authorized;

15,303,166 and 8,345,761 shares issued and outstanding

at December 31, 2000 and June 30, 2001, respectively	153	83

Additional paid-in capital	33,119	—

Retained earnings (accumulated deficit)	64,069	(72,216)

Accumulated other comprehensive income	403	—

Total stockholders’ equity (deficit)	97,744	(72,133)

Total liabilities and stockholders’ equity (deficit)	$119,139	$96,249

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,

	2000	2001	2000	2001

Revenues:	$20,325	$23,826	$41,453	$47,470

Costs and Expenses:

Instruction and educational support	7,222	8,553	13,814	16,062

Selling and promotion	2,151	2,578	3,864	4,837

General and administration	2,520	3,433	4,920	5,850

	11,893	14,564	22,598	26,749

Income from operations	8,432	9,262	18,855	20,721

Investment and other income	1,219	956	2,014	2,859

Income before income taxes	9,651	10,218	20,869	23,580

Provision for income taxes	3,773	3,970	8,181	9,195

Net income	5,878	6,248	12,688	14,385

Preferred stock dividends and accretion	—	955	—	955

Net income available to common stockholders	$5,878	$5,293	$12,688	$13,430

Basic net income per share	$0.38	$0.45	$0.83	$0.98

Diluted net income per share	$0.38	$0.42	$0.82	$0.95

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in thousands)

	For the three months		For the six months
	Ended June 30,		ended June 30,

	2000	2001	2000	2001

Net income	$5,878	$6,248	$12,688	$14,385

Other comprehensive income:

Unrealized loss on investments, net of taxes	(258)	—	(145)	—

Reclassification adjustment for realized

gains included in net income	—	—	—	(403)

Comprehensive income	$5,620	$6,248	$12,543	$13,982

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts in thousands)

	For the six months ended June 30,

Cash flow from operating activities	2000	2001

Net income	$12,688	$14,385

Adjustments to reconcile net income to net cash provided by activities:

Deferred income taxes	(62)	—

Depreciation and amortization	984	1,242

Gain on sale of marketable securities	—	(887)

Changes in assets and liabilities

Short-term investments — restricted	(21)	(24)

Tuition receivable, net	3,245	2,020

Other current assets	32	186

Other assets	168	(92)

Accounts payable	(74)	(273)

Accrued expenses	3	(510)

Income taxes payable	538	1,321

Unearned tuition	(2,227)	(1,721)

Student loans originated	(2,594)	(3,165)

Collections on student loans receivable	2,376	2,711

Net cash provided by operating activities	15,056	15,193

Cash flows from investing activities:

Purchases of property and equipment	(1,321)	(4,298)

Purchases of marketable securities	(5,239)	—

Maturities of and proceeds from marketable securities	2,250	45,739

Net cash provided by (used in) investing activities	(4,310)	41,441

Cash flows from financing activities:

Exercise of stock options	384	1,390

Repurchase of common stock	—	(179,375)

Dividends paid	(1,841)	(1,996)

Issuance of preferred stock	—	150,000

Payments for costs of tender offer and issuance of preferred stock	—	(5,707)

Net cash used in financing activities	(1,457)	(35,688)

Net increase in cash and cash equivalents	9,298	20,946

Cash and cash equivalents — beginning of period	12,213	25,190

Cash and cash equivalents — end of period	$21,502	$46,136

Non-cash investing and financing activities:

Accrued expenses related to tender offer and issuance of preferred stock	—	$1,043

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of June 30, 2000 and 2001 is unaudited.

1.   Basis of Presentation

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University), Education Loan Processing, Inc. (ELP) and Professional Education, Inc. (Pro Ed), collectively referred to herein as the “Company” or “Companies.”

The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 2001, and for the three and six months ended June 30, 2000 and 2001 is unaudited but, in the opinion of management contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2000 Annual Report on Form 10-K.

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

3.   Income Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows.

	For the three months		For the six months
	ended June 30,		ended June 30,

	(in thousands)		(in thousands)
	2000	2001	2000	2001

Weighted average shares outstanding used to

compute basic earnings per share	15,333	11,879	15,315	13,736

Incremental shares issuable upon the assumed

conversion of preferred stock	—	2,929	—	1,472

Incremental shares issuable upon the

assumed exercise of stock options	129	160	192	110

Shares used to compute diluted earnings per

share	15,462	14,968	15,507	15,218

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related periods.

3.   Income Per Share (Continued)

Reconciliation of net income used to compute earnings per share:

	For the three months		For the six months
	Ended June 30,		ended June 30,

	(in thousands)		(in thousands)

	2000	2001	2000	2001

Net income available to common stockholders used

to compute basic earnings per share	$5,878	$5,293	$12,688	$13,430

Plus: Impact of assumed preferred stock conversion:

Preferred stock dividends	—	955	—	955

Net income used to compute diluted earnings

per share	$5,878	$6,248	$12,688	$14,385

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

5.   Recapitalization

In November 2000, the Company and an investment group led by New Mountain Partners L.P. signed a definitive agreement whereby the investment group agreed to make an investment of $150 million in the Company. Under the terms of the agreement approved by the Company’s Board of Directors, the investment group purchased 5,769,231 shares of mandatorily redeemable series A preferred stock from the Company. The preferred stock has a weighted average dividend rate of 5.32% and is convertible into common stock at a price of $26.00 per share. The Company used the $150 million, together with approximately $36.1 million of its cash and marketable securities, to repurchase 7.175 million shares of outstanding common stock of the Company from the Company’s majority stockholder at $25.00 per share. The recapitalization was consummated on May 15, 2001.

6.   Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and Statement of Financial Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”).

FAS 141 supersedes Accounting Principles Board Opinion No. 16 Business Combinations. FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

FAS 142 supersedes Accounting Principles Board Opinion No. 17, “Intangible Assets”. FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Goodwill and indefinite lived intangible assets can no longer be amortized, must be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001.

The Company does not have goodwill or intangible assets and the adoption of FAS 142 will not have any affect on the consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q are forward-looking statements. These statements involve risks and uncertainties that could cause the actual results to differ materially from those expressed in or implied by such statements. The known and unknown risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the economic environment. Further information about these and other relevant risks and uncertainties may be found in the Company’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission, all of which are available from the Commission and from the Company’s world wide web site at http://www.strayer.edu as well as from other sources.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Revenues. Revenue increased 17% from $20.3 million in the second quarter of 2000 to $23.8 million in the second quarter of 2001, principally due to an increase in student enrollments and a 5% tuition increase effective for 2001.

      Instruction and educational support expenses. Instruction and educational support expenses increased 18% from $7.2 million in the second quarter of 2000 to $8.6 million in the second quarter of 2001. A salary increase of 4% effective in 2001, the addition of new faculty due to enrollment growth, and the addition of two new campuses contributed to the increase.

      Selling and promotion expenses. Selling and promotion expenses increased 20% from $2.2 million in the second quarter of 2000 to $2.6 million in the second quarter of 2001, principally due to an increase in advertising costs related to increased advertising for the new campus openings and the Company’s Strayer Online activities, and increases in the number of admissions representatives.

      General and administration expenses. General and administration expenses increased 36% from $2.5 million in the second quarter of 2000 to $3.4 million in the second quarter of 2001 due to an increase in personnel and the addition of a new chief executive officer, chief operating officer, general counsel, chief technology officer, and a new marketing director.

      Income from operations. Operating income increased 10%, from $8.4 million in the second quarter of 2000 to $9.3 million in the second quarter of 2001. The increase was due to the aforementioned factors.

      Investment and other income. Investment and other income decreased 22%, from $1.2 million in the second quarter of 2000 to $1.0 million in the second quarter of 2001. The decrease was due to a decline in the amount of marketable securities outstanding and a reduction in interest rates. The marketable securities were liquidated to help fund the Company’s share repurchase. The decrease is also due in part to shortening the duration of fixed income securities in anticipation of the tender offer closing.

      Net income. Net income increased 6%, from $5.9 million in the second quarter of 2000 to $6.2 million in the second quarter of 2001.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Revenues. Revenue increased 15% from $41.5 million for the six months ended June 30, 2000 to $47.5 million for the corresponding period in 2001, principally due to an increase in student enrollments and a 5% tuition increase effective for 2001.

      Instruction and educational support expenses. Instruction and educational support expenses increased 16% from $13.8 million for the six months ended June 30, 2000 to $16.1 million for the corresponding period in 2001. A salary increase of 4% effective in 2001 and the addition of new faculty due to enrollment growth and the addition of two new campuses contributed to the increase.

      Selling and promotion expenses. Selling and promotion expenses increased 25% from $3.9 million for the six months ended June 30, 2000 to $4.8 million for the corresponding period in 2001, due to an increase in advertising costs, specifically television advertising, increased advertising for the new campus openings and the Company’s Strayer Online activities, and increases in the number of admissions representatives.

      General and administration expenses. General and administration expenses increased 19% from $4.9 million for the six months ended June 30, 2000 to $5.9 million for the corresponding period in 2001, principally due to the addition of new campuses, an increase in administrative personnel and the addition of a new chief executive officer, chief operating officer, corporate counsel, chief technology officer, and a new marketing director.

      Income from operations. Operating income increased 10%, from $18.9 million for the six months ended June 30, 2000 to $20.7 million for the corresponding period in 2001. The increase was due to the aforementioned factors.

      Investment and other income. Investment and other income increased 42%, from $2.0 million for the six months ended June 30, 2000 to $2.9 million for the corresponding period in 2001. The increase was due to gains resulting from the liquidation of the majority of the Company’s marketable securities to help fund the Company’s tender offer.

      Net income. Net income increased 13%, from $12.7 million for the six months ended June 30, 2000 to $14.4 million for the corresponding period in 2001.

Liquidity and Capital Resources

      For the six months ended June 30, 2001, the Company generated cash from operating activities of $15.2 million. Net cash provided by investing activities was $41.4 million, principally from the sale of marketable securities. Net cash used in financing activities was $35.7 million, principally related to the repurchase of common stock, net of the issuance of preferred stock related to the tender offer.

      At June 30, 2001, the Company had cash, cash equivalents and marketable securities of $50.8 million. In addition, the Company has available a $10.0 million credit facility from a bank.

      The Company used the $150 million proceeds from the sale of its mandatorily redeemable series A preferred stock, combined with $36.1 million of its cash and marketable securities, to effect a tender offer to purchase 7.175 million shares of the Company’s common stock at a price of $25.00 per share in the second quarter of 2001. The Company believes that existing cash and cash equivalents, marketable securities, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company’s requirements for at least the next 24 months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

      The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company invests its excess cash in marketable securities and certificates of deposit. At June 30, 2001, the Company’s investments include certificates of deposit and money market funds. The Company employs established policies and procedures to manage its exposure to changes in the market risk of its marketable securities, which are classified as available-for-sale as of June 30, 2001. The Company has not used derivative financial instruments in its investment portfolio.

      Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted due to a rise in interest rates. Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2001, a 10% increase or decline in interest rates will not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in certificates of deposit or interest earning marketable securities. In addition, as of June 30, 2001, a 10% decrease in market values would not have a material impact on the Company’s future earnings, fair values, financial position or cash flows related to investments in marketable equity securities.

PART II — OTHER INFORMATION

Item 1.      Legal Proceedings.

                  None

Item 2.      Changes in Securities.

                  On May 15, 2001, we completed the sale of 5,769,231 shares of our series A convertible preferred stock to New Mountain Partners, L.P. and DB Capital Investors, L.P. for an aggregate purchase price of $150 million. We relied on the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act.

Item 3.      Defaults Upon Senior Securities.

                  None

Item 4.      Submission of Matter to a Vote of Security Holders.

                  At the annual meeting of our stockholders held on May 21, 2001, the following matters were submitted to a vote of our stockholders:

Proposal	For	Against	Abstain	No Vote

1. Election of Directors:

Robert S. Silberman	14,326,280	359,470	0	0

Todd A. Milano	14,519,376	166,374	0	0

Dr. Jennie D. Seaton	14,537,090	148,660	0	0

Roland Carey	14,537,090	148,660	0	0

G. Thomas Waite III	14,537,090	148,660	0	0

Dr. Charlotte Beason	14,537,090	148,660	0	0

2. Approval of 1996 Stock Option Plan as Amended	10,356,638	1,372,724	1,014,834	1,941,554

3. Proposal to ratify the appointment of Pricewaterhouse

Coopers as independent public accountants for the company	14,570,535	113,035	2,180	0

Item 5.      Other Information.

                  None

Item 6.      Exhibits and Reports on Form 8-K

a)      Exhibits:

                  None

b)      Reports on Form 8-K:

        On June 1, 2001, we filed a Current Report on Form 8-K to report the consummation of a recapitalization involving the sale of our series A convertible preferred stock and the completion of the tender offer for shares of our common stock. We also announced our regular quarterly common stock cash dividend of $0.065 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

STRAYER EDUCATION, INC.

Mark C. Brown
Senior Vice President and Chief Financial Officer

Date: August 14, 2001