Form 10-Q
period 2001-09-30
STRAYER EDUCATION INC
filed 2001-11-07
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                           COMMISSION FILE NO. 0-21039
                             STRAYER EDUCATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)

               Maryland                                 52-1975978

    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

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

AS OF SEPTEMBER 30, 2001, THERE WERE OUTSTANDING 8,352,412 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART 1-- FINANCIAL INFORMATION

  Item 1. Financial Statements

          Unaudited Condensed Consolidated Balance Sheets at
          December 31, 2000 and September 30, 2001                                    3

          Unaudited Condensed Consolidated Statements of Income
          for the three and nine month periods ended September 30, 2000 and 2001      4

          Unaudited Condensed Consolidated Statements of Comprehensive Income
          for the three and nine month periods ended September 30, 2000 and 2001      4

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the nine month periods ended September 30, 2000 and 2001                5

          Notes to Unaudited Condensed Consolidated Financial Statements              6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                              10

  Item 3. Quantitative and Qualitative
          Disclosures About Market Risk                                              12

PART II-- OTHER INFORMATION

  Items 1-6, Exhibits and Reports on Form 8-K                                        13

SIGNATURES                                                                           14

                             STRAYER EDUCATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                       ASSETS
                                                                                    December 31,          September 30,
                                                                                        2000                   2001
                                                                                  ----------------      ------------------
Current Assets:                                                                                             (Unaudited)
  Cash and cash equivalents                                                          $   25,190            $    54,413
  Marketable securities available for sale, at fair value                                 5,918                     --
  Short-term investments - restricted                                                     1,008                  1,040
  Tuition receivable, net of allowances for doubtful accounts                            15,264                 21,327
  Other current assets                                                                      757                  1,305
                                                                                     ----------            -----------

    Total current assets                                                                 48,137                 78,085
Student loans receivable, net of allowances for losses                                    7,288                  8,212
Property and equipment, net                                                              19,469                 22,599
Marketable securities available for sale, at fair value                                  43,982                     --
Other assets                                                                                263                    354
                                                                                     ----------            -----------
     Total assets                                                                    $  119,139            $   109,250
                                                                                     ==========            ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                                                   $      769            $       868
  Accrued expenses                                                                        1,325                  2,511
  Dividends payable                                                                         995                  1,856
  Unearned tuition                                                                       17,983                 27,581
  Income taxes payable                                                                      323                  1,535
                                                                                     ----------            -----------
     Total current liabilities                                                           21,395                 34,351
                                                                                     ----------            -----------

Mandatorily redeemable Series A preferred stock - Par value $.01;
8,000,000 shares authorized; 5,794,749 shares outstanding at
September 30, 2001                                                                           --                147,653

Stockholders' equity (deficit):
  Common Stock - Par value $.01; 20,000,000 shares authorized;
  15,303,166 and 8,352,412 shares issued and outstanding
   at December 31, 2000 and September 30, 2001, respectively                                153                     83
Additional paid-in capital                                                               33,119                     --
Retained earnings (accumulated deficit)                                                  64,069                (72,837)
Accumulated other comprehensive income                                                      403                     --
                                                                                     ----------            -----------

     Total stockholders' equity (deficit)                                                97,744                (72,754)
                                                                                     ----------            -----------

     Total liabilities and stockholders' equity (deficit)                            $  119,139            $   109,250
                                                                                     ==========            ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            For the three months        For the nine months
                                             ended September 30,        ended September 30,
                                           ---------------------       ----------------------
                                              2000        2001            2000         2001
                                           ---------   ---------       ---------   ----------
Revenues:                                   $ 14,691    $ 18,222        $ 56,144    $  65,692
                                           ---------   ---------       ---------   ----------
Costs and Expenses:
  Instruction and educational support          6,750       8,057          20,564       24,119
  Selling and promotion                        2,589       3,890           6,453        8,727
  General and administration                   3,160       3,531           8,080        9,381
                                           ---------   ---------       ---------   ----------
                                              12,499      15,478          35,097       42,227
                                           ---------   ---------       ---------   ----------

  Income from operations                       2,192       2,744          21,047       23,465
Investment and other income                    1,227         548           3,241        3,407
                                           ---------   ---------       ---------   ----------

  Income before income taxes                   3,419       3,292          24,288       26,872
Provision for income taxes                     1,293       1,284           9,474       10,479
                                           ---------   ---------       ---------   ----------

  Net income                                   2,126       2,008          14,814       16,393
Preferred stock dividends and accretion           --       1,997              --        2,952
                                           ---------   ---------       ---------   ----------

  Net income available to common
  stockholders                              $  2,126    $     11        $ 14,814    $  13,441
                                           =========   =========       =========   ==========

Basic net income per share                  $   0.14    $   0.00        $   0.97    $    1.13
                                           =========   =========       =========   ==========

Diluted net income per share                $   0.14    $   0.14        $   0.96    $    1.10
                                           =========   =========       =========   ==========

                             STRAYER EDUCATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)

                                                       For the three months      For the nine months
                                                        ended September 30,      ended September 30,
                                                      ----------------------   -----------------------
                                                         2000        2001         2000         2001
                                                      ----------  ----------   ----------  -----------
Net income                                              $  2,126    $  2,008     $ 14,814    $  16,393
Other comprehensive income:
  Unrealized gains on investments, net of taxes              158          --           13           --
  Reclassification adjustment for realized
  gains included in net income                                --          --           --         (403)
                                                      ----------  ----------   ----------  -----------
Comprehensive income                                    $  2,284    $  2,008     $ 14,827    $  15,990
                                                      ==========  ==========   ==========  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                                                                 For the nine months ended September 30,
                                                                                 ---------------------------------------
Cash flow from operating activities                                                   2000                     2001
                                                                                 --------------           --------------
  Net income                                                                     $       14,814           $       16,393
  Adjustments to reconcile net income to net cash provided by activities:
   Deferred income taxes                                                                    (23)                     154
   Depreciation and amortization                                                          1,507                    1,944
   Gain on sale of marketable securities                                                     --                     (887)
   Changes in assets and liabilities
    Short-term investments-- restricted                                                     (29)                     (32)
    Tuition receivable, net                                                              (3,144)                  (6,063)
    Other current assets                                                                    116                     (702)
    Other assets                                                                            148                      (91)
    Accounts payable                                                                        149                       99
    Accrued expenses                                                                      1,097                      143
    Income taxes payable                                                                    406                    1,212
    Unearned tuition                                                                      7,078                    9,598
   Student loans originated                                                              (4,089)                  (5,551)
   Collections on student loans receivable                                                3,507                    4,627
                                                                                 --------------           --------------
      Net cash provided by operating activities                                          21,537                   20,844
                                                                                 --------------           --------------

Cash flows from investing activities:
  Purchases of property and equipment                                                    (2,828)                  (5,074)
  Purchases of marketable securities                                                     (7,349)                      --
  Maturities of and proceeds from marketable securities                                   3,784                   50,384
                                                                                 --------------           --------------

      Net cash provided by (used in) investing activities                                (6,393)                  45,310
                                                                                 --------------           --------------

Cash flows from financing activities:
  Exercise of stock options                                                                 433                    1,434
  Repurchase of common stock                                                                 --                 (179,375)
  Dividends paid                                                                         (2,758)                  (3,202)
  Issuance of preferred stock                                                                --                  150,000
  Payments for costs of tender offer and issuance of preferred stock                         --                   (5,788)
                                                                                 --------------           --------------

      Net cash used in financing activities                                              (2,325)                 (36,931)
                                                                                 --------------           --------------

      Net increase in cash and cash equivalents                                          12,819                   29,223
Cash and cash equivalents-- beginning of period                                          12,213                   25,190
                                                                                 --------------           --------------

Cash and cash equivalents-- end of period                                        $       25,032           $       54,413
                                                                                 ==============           ==============

Non-cash investing and financing activities:
  Accrued expenses related to tender offer and issuance of preferred stock                   --           $          962
                                                                                 ==============           ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF SEPTEMBER 30, 2000 AND 2001 IS UNAUDITED.

1.   BASIS OF PRESENTATION

     The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University), Education Loan Processing, Inc. (ELP) and Professional Education, Inc. (Pro
     Ed), collectively referred to herein as the "Company" or "Companies."

     The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of September 30, 2001, and for the three and nine months ended September 30, 2000 and 2001 is unaudited but, in the opinion of management contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2.   NATURE OF OPERATIONS

     The University is a proprietary accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its seventeen campuses in the District of Columbia, Maryland and Virginia. The University also offers online courses via the Internet through Strayer ONLINE.

     ELP is a finance company that purchases and services student loans, principally for the University. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as non-current consistent with industry practice.

3.   INCOME PER SHARE

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                             For the three months              For the nine months
                                                              ended September 30,              ended September 30,
                                                         -----------------------------   -------------------------------
                                                                (in thousands)                   (in thousands)
                                                            2000               2001          2000               2001
                                                          --------           --------      --------           --------
          Weighted average shares outstanding
               used to compute basic earnings per share     15,343              8,342        15,324             11,851
          Incremental shares issuable upon the
               assumed conversion of preferred stock            --              5,795            --              2,925
          Incremental shares issuable upon the
               assumed exercise of stock options               122                139           184                 71
                                                          --------           --------      --------           --------

          Shares used to compute diluted earnings
               per share                                    15,465             14,276        15,508             14,847
                                                          ========           ========      ========           ========

     Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related periods.

     Reconciliation of net income used to compute earnings per share:

                                                             For the three months                 For the nine months
                                                             Ended September 30,                  ended September 30,
                                                         -----------------------------        ---------------------------
                                                                 (in thousands)                      (in thousands)
                                                            2000               2001              2000              2001
                                                          --------           --------          --------          --------
Net income available to common stockholders used
  to compute basic earnings per share                     $  2,126           $     11          $ 14,814          $ 13,441
Plus: Impact of assumed preferred stock conversion:
  Preferred stock dividends                                     --              1,997                --             2,952
                                                          --------           --------          --------          --------
Net income used to compute diluted earnings
per share                                                 $  2,126           $  2,008          $ 14,814          $ 16,393
                                                          ========           ========          ========          ========

4.   CREDIT FACILITY

     The Company maintains a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company does not pay a fee for this facility, but in the event of any borrowings, an origination fee of 1% will be due on the amounts borrowed from time to time thereunder. There is no outstanding balance on this credit facility as of September 30, 2001.

5.   SERIES A CONVERTIBLE PREFERRED STOCK

     In May 2001, the Company authorized 6,000,000 shares and issued 5,769,231 shares of mandatorily redeemable Series A preferred stock from the Company. The preferred stock has a weighted average dividend rate of 5.43% and is convertible into common stock at a price of $26.00 per share, subject to adjustment under certain circumstances. The Company used the $150 million, together with approximately $36.1 million of its cash and marketable securities, to repurchase 7.175 million shares of outstanding common stock of the Company from the Company's majority stockholder at $25.00 per share. For a more detailed description of the terms of the Series A preferred stock, see the detailed description thereof contained in the proxy statement dated February 14, 2001 which has been filed with the Commission, which description is incorporated herein by reference.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142").

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

     FAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets". FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Goodwill and indefinite lived intangible assets can no longer be amortized, must be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001.

     The Company has not made any acquisitions after June 30, 2001 and the Company does not have goodwill or intangible assets. The adoption of FAS 141 and FAS 142 will not have any affect on the consolidated financial statements.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). These statements are based on the Company's current expectations and are subject to a number of risks and uncertainties. In connection with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and changes in the economic environment. Further information about these and other relevant risks and uncertainties may be found in the Company's annual report on Form 10-K and its other filings with the Securities and Exchange Commission, all of which are incorporated herein by reference and are available from the Commission and from the Company's world wide web site at http://www.strayer.edu as well as from other sources. The Company undertakes no obligation to update or revise forward looking statements.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      Revenues. Revenue increased 24% from $14.7 million in the third quarter of 2000 to $18.2 million in the third quarter of 2001, principally due to an increase in student enrollments and a 5% tuition increase effective for 2001.

      Instruction and educational support expenses. Instruction and educational support expenses increased 19% from $6.8 million in the third quarter of 2000 to $8.1 million in the third quarter of 2001. A salary increase of 4% effective in October 2000, the addition of new faculty due to enrollment growth, and the addition of three new campuses contributed to the increase.

      Selling and promotion expenses. Selling and promotion expenses increased 50% from $2.6 million in the third quarter of 2000 to $3.9 million in the third quarter of 2001, principally due to increased advertising for the new campus openings and the Company's Strayer ONLINE activities, and increases in the number of admissions representatives.

      General and administration expenses. General and administration expenses increased 12% from $3.2 million in the third quarter of 2000 to $3.5 million in the third quarter of 2001 due to an increase in personnel and the addition of a new chief executive officer, chief operating officer, general counsel, chief technology officer, and a new marketing director.

      Income from operations. Operating income increased 25%, from $2.2 million in the third quarter of 2000 to $2.7 million in the third quarter of 2001. The increase was due to the aforementioned factors.

      Investment and other income. Investment and other income decreased 55%, from $1.2 million in the third quarter of 2000 to $0.5 million in the third quarter of 2001. The decrease was due to a decline in the amount of marketable securities outstanding and a reduction in interest rates. The marketable securities were liquidated to help fund the Company's share repurchase. The decrease is also due in part to shortening the duration of fixed income securities in anticipation of the tender offer closing.

      Net income. Net income was $2.0 million in the third quarter of 2001 compared to $2.1 million for the same period in 2000. This was a result of strong growth in operating income offset by a reduction in investment income associated with the successful recapitalization of the Company and a lower interest rate environment.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

      Revenues. Revenue increased 17% from $56.1 million for the nine months ended September 30, 2000 to $65.7 million for the corresponding period in 2001, principally due to an increase in student enrollments and a 5% tuition increase effective for 2001.

      Instruction and educational support expenses. Instruction and educational support expenses increased 17% from $20.6 million for the nine months ended September 30, 2000 to $24.1 million for the corresponding period in 2001. A salary increase of 4% effective in October 2000 and the addition of new faculty due to enrollment growth and the addition of three new campuses contributed to the increase.

      Selling and promotion expenses. Selling and promotion expenses increased 35% from $6.5 million for the nine months ended September 30, 2000 to $8.7 million for the corresponding period in 2001, due to an increase in advertising costs, specifically television advertising, increased advertising for the new campus openings and the Company's Strayer Online activities, and increases in the number of admissions representatives.

      General and administration expenses. General and administration expenses increased 16% from $8.1 million for the nine months ended September 30, 2000 to $9.4 million for the corresponding period in 2001, principally due to the addition of new campuses, an increase in administrative personnel and the addition of a new chief executive officer, chief operating officer, corporate counsel, chief technology officer, and a new marketing director.

      Income from operations. Operating income increased 11%, from $21.0 million for the nine months ended September 30, 2000 to $23.5 million for the corresponding period in 2001. The increase was due to the aforementioned factors.

      Investment and other income. Investment and other income increased 5%, from $3.2 million for the nine months ended September 30, 2000 to $3.4 million for the corresponding period in 2001. The increase was due to gains of $0.9 million from the liquidation of the majority of the Company's marketable securities to help fund the Company's tender offer. This increase was partially offset by lower interest rates and lower marketable securities balances in the latter half of the period.

      Net income. Net income increased 11%, from $14.8 million for the nine months ended September 30, 2000 to $16.4 million for the corresponding period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended September 30, 2001, the Company generated cash from operating activities of $20.8 million. Net cash provided by investing activities was $45.3 million, principally from the sale of marketable securities. Net cash used in financing activities was $36.9 million, principally related to the repurchase of common stock, net of the issuance of preferred stock related to the tender offer.

      At September 30, 2001, the Company had cash and cash equivalents of $54.4 million. In addition, the Company has available a $10.0 million credit facility from a bank. At September 30, 2001, the Company had $21.3 million in net tuition receivables, consisting of $21.7 million gross tuition receivables less an allowance for doubtful accounts of $0.4 million. Of the $21.7 million gross tuition receivables, $1.3 million relates to revenue which has been recognized and $20.3 million relates to revenue expected to be recognized in future periods.

      The Company used the $150 million proceeds from the sale of its mandatorily redeemable Series A preferred stock, combined with $36.1 million of its cash and marketable securities, to effect a tender offer to purchase 7.175 million shares of the Company's common stock at a price of $25.00 per share in the third quarter of 2001. The Company believes that existing cash and cash equivalents, marketable securities, cash generated from operating activities and, if necessary, cash borrowed under the credit facility will be sufficient to meet the Company's requirements for at least the next 24 months.

                ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

      The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company invests its excess cash in cash equivalents and marketable securities. At September 30, 2001, the Company's investments are in cash equivalents including money market funds. The Company has not used derivative financial instruments in its investment portfolio.

      Investments in certificates of deposit and money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2001, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

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


                             STRAYER EDUCATION, INC.


                      -------------------------------------


                                  Mark C. Brown
                Senior Vice President and Chief Financial Officer
                             Date: November 7, 2001