Form 10-K
period 2001-12-31
STRAYER EDUCATION INC
filed 2002-03-28
CIK 1013934

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

For the fiscal year ended December 31, 2001      Commission file number: 0-21039

                             STRAYER EDUCATION, INC.
             (Exact name of registrant as specified in its charter)

                                 ---------------

            MARYLAND                                  52-1975978
   (State or other jurisdiction of     (I.R.S. Employer Identification Number)
   incorporation or organization)


               1025 FIFTEENTH STREET, N. W., WASHINGTON, D.C 20005
                    (Address of principal executive offices)
        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (202) 408-2424

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant is $413,430,000 (based upon the last sale price of the Common Stock as reported on the Nasdaq National Market System on March 15, 2002). The total number of shares of Common Stock outstanding as of March 15, 2002 was 8,352,412.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Registrant's Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant's 2001 fiscal year) are incorporated by reference into Part III of this Report.
================================================================================

                             STRAYER EDUCATION, INC.

                                    FORM 10-K

                                      INDEX

                                                                            Page

                                     PART I

Item 1   Business                                                             1
Item 2   Properties                                                          17
Item 3   Legal Proceedings                                                   18
Item 4   Submission of Matters to a Vote of Security Holders                 18

                                     PART II

Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters                                                 19
Item 6   Selected Consolidated Financial Data                                19
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               21
Item 7a  Quantitative and Qualitative Disclosures about Market Risk          26
Item 8   Financial Statements and Supplementary Data                         27
Item 9   Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                47

                                    PART III

Item 10  Directors and Executive Officers of the Registrant                  48
Item 11  Executive Compensation                                              51
Item 12  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     51
Item 13  Certain Relationships and Related Party Transactions                52

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    53

SIGNATURES                                                                   54

                                     PART I

FORWARD-LOOKING STATEMENTS: This Annual Report on Form 10-K contains statements that may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 ("Reform Act"). These statements are based on the current expectations of the Company (as defined below) and are subject to a number of risks and uncertainties. In connection with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause its actual results to differ materially from those expressed in or implied by such statements. The uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, competitive factors, risks associated with the opening of new campuses and the timing of related regulatory approvals and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found elsewhere in this annual report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission, all of which are incorporated herein by reference and are available from the Commission and from the Company's world wide web site at http://www.strayeredu.com as well as from other sources. The Company undertakes no obligation to update or revise forward looking statements.

ITEM 1. BUSINESS.

OVERVIEW

     Strayer Education, Inc. ("Strayer" or the "Company") (Nasdaq: STRA) (www.strayeredu.com) is an education services holding company which owns Strayer University and certain other assets. Strayer's mission is to make higher education achievable and convenient for working adults in today's economy.

     Strayer University (the "University") (www.strayer.edu) is a proprietary institution of higher learning which offers undergraduate and graduate degree programs in business administration, accounting and information technology to more than 14,000 working adults at 17 campuses in Maryland, Virginia, Washington, DC and worldwide via the Internet through Strayer ONLINE. Strayer University is committed to providing an education that prepares working adult students for advancement in their careers and professional lives. By constantly adapting to the latest techniques and technologies used in business, we provide our graduates with practical skills and a competitive edge in the changing marketplace.

     Strayer University is accredited by the Middle States Commission on Higher Education ("Middle States"), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education ("Department of Education" or "Department"). Founded in 1892, Strayer attracts students from around the country and throughout the world.

INDUSTRY BACKGROUND

     The adult education market is a significant and growing component of the large post-secondary education market. The Company believes the market for adult education should continue to increase as working adults seek additional education and training to update and improve their skills, to enhance their earnings potential, and to keep pace with the rapidly expanding knowledge-based economy.

     Many working adults are seeking accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional and personal obligations. Our format enables working adult students to attend classes and complete coursework on a more convenient schedule. Many traditional universities currently do not effectively address the unique requirements of working adult students who seek to pursue programs of study in the evenings and on weekends during the full calendar year.

COMPANY STRATEGY

     Our goal is to be a leading provider of high quality higher education programs for working adults in the primary areas of Business Administration, Accounting and Information Technology. We consider our adult students to be our primary customers and the employers that provide tuition assistance to their employees through tuition reimbursement plans or other sponsorship arrangements as our secondary customers. We have identified the following factors as key to executing our growth strategy:

     1. MAINTAIN STABLE ENROLLMENT AT OUR MATURE CAMPUSES (THOSE IN OPERATION MORE THAN THREE YEARS)
         At December 31, 2001, we had eleven mature campuses. Enrollment at Strayer's mature campuses had been on the decline in 2000. In the Spring, Summer and Fall quarters of 2001, enrollment at these campuses grew 2%, 5% and 2%, respectively, compared to the same period in 2000.

      2. ACCELERATE NEW CAMPUS GROWTH (THOSE IN OPERATION THREE YEARS OR LESS) At December 31, 2001, we had six campuses in this category. Our goal is to open two to three new campuses per year, by filling out Washington, DC, Maryland and Virginia areas and by expanding into contiguous states. Our three 2001 campus openings were in Baltimore, MD, Chesapeake, VA and Newport News, VA. We plan to open three new campuses in North Carolina in 2002, one in Raleigh-Durham and two in Charlotte. In March 2002, we received approval from the University's accrediting agency and from the University of North Carolina Board of Governors, the applicable post-secondary authority in North Carolina to open these campuses and offer our programs in the state in 2002. Our new campuses typically become profitable after five to six quarters of operation.

      3.  MAXIMIZE OUR ONLINE OPPORTUNITY TO SERVE WORKING ADULTS
          Our goal is to actively market Strayer ONLINE to U.S. students throughout all 50 states and to international students on a global basis. Strayer ONLINE has demonstrated it is a successful online program with both asynchronous (on demand) and synchronous (real time) course offerings that are very much in demand by working adult students because of their quality and convenience. Enrollment at Strayer ONLINE has grown above a 50% compounded annual growth rate ("CAGR") since inception in 1997. There were 4,260 students taking ONLINE courses in the Winter quarter 2002.

     4.  DEVELOP CORPORATE/INSTITUTIONAL ALLIANCES
         The Company believes it is well-positioned to pursue significant opportunities in the large corporate/institutional market. Currently, the Company has in place sponsorship and reimbursement arrangements of varying sorts with over 80 corporations and government institutions, including AT&T, Verizon, General Motors, PEPCO, SallieMae, Northrop Grumman Information Technology, EDS, UPS, Lockheed Martin, Raytheon, the Defense Logistics Agency, The National Guard, The District of Columbia, The General Services Administration, The United States Navy Audit Agency and the U.S. Department of Energy.

     5.  CONSIDER SELECTIVE ACQUISITIONS
         We periodically evaluate opportunities to acquire education businesses and campus facilities. In evaluating such opportunities, management considers, among other factors, location, demographics, price, the availability of financing on acceptable terms, competitive factors, and the opportunity to improve operating performance through the implementation of our operating strategies. We have no current commitments with regard to potential acquisitions.

                               STRAYER UNIVERSITY

CURRICULUM

     The University offers information technology and business-oriented curricula to equip students with specialized and practical knowledge and skills for careers in business, industry and government. The Academic Curriculum Committee reviews and revises the University's course offerings periodically to improve the educational programs and respond to changing and competitive job markets. The University formed a Curriculum Advisory Board in 1993 to support the program evaluation process. The Curriculum Advisory Board consists of University faculty, current and former Strayer students, and representatives from more than a dozen private and government employers. The Curriculum Advisory Board also studies the career progress of University alumni. The University uses these studies to make decisions about curriculum development, resource allocation and faculty appointments.


     The University offers programs in the following areas:

         MASTER OF BUSINESS                BACHELOR OF SCIENCE (B.S.)          UNDERGRADUATE CERTIFICATE
         ADMINISTRATION (M.B.A.) DEGREE    DEGREE                              PROGRAMS
                                           Accounting                          Accounting
         MASTER OF SCIENCE (M.S.)          Business Administration             Business Administration
         DEGREE                            Computer Information Systems        Computer Information Systems
         Communications Technology         Computer Networking
         Information Systems               Database Technology                 DIPLOMA (D.P.)
         Management Information Systems    Economics                           Accounting
         Professional Accounting           International Business              Acquisition and Contract
                                           Internetworking Technology            Management
                                                                               Computer Information Systems
         EXECUTIVE GRADUATE                ASSOCIATE IN ARTS (A.A.)            Internetworking Technology
         CERTIFICATE PROGRAMS              DEGREE                              Network Security
         Business Administration           Accounting                          Web Development
         Computer Information Systems      Acquisition and Contract
         Professional Accounting              Management
                                           Business Administration
                                           Computer Information Systems
                                           Computer Networking
                                           Database Technology
                                           Economics
                                           General Studies
                                           Internetworking Technology
                                           Marketing


     Each undergraduate degree program includes courses in oral and written communication skills as well as mathematics and various disciplines in the humanities and social sciences. In addition to its degree, diploma, and certificate programs, the University offers classes to non-degree, non-program students wishing to take courses for personal or professional enrichment.

     Although all of the University's programs are offered at each campus, the University adapts its course offerings to the preferences of the student population at each location. In addition, Strayer students may enroll in courses at more than one campus and take courses online.

     The University structures its curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree. For example, a student originally pursuing a Diploma in Computer Information Systems can extend his or her original educational objective by taking additional courses leading to an A.A. degree in Computer Information Systems, a B.S. degree in Computer Information Systems, and ultimately an M.S. degree in Information Systems. The curriculum design provides students a level of competency and a measure of attainment in the event they interrupt their education or choose to work in their field of concentration prior to obtaining their final degree.

STRAYER ONLINE

     In August 1997, the Company began operation of Strayer ONLINE, a division of the University. Through Strayer ONLINE, the University offers courses and degree programs via the Internet using both synchronous (real-time interactive) and asynchronous or on demand (time-independent) approaches to online learning. The asynchronous format was first utilized by the University in the Summer 2001 quarter and has grown rapidly due to increasing demand. Students may take courses solely through Strayer ONLINE or in addition to traditional, on-site courses. A student taking classes through Strayer ONLINE has the same admission and financial aid requirements, policies and procedures, and student services as other University students. Tuition for Strayer ONLINE courses is the same as for campus courses. During the Winter 2002 quarter, the University had 4,260 students participating in the University's online programs, of whom 3,222 students took classes solely through Strayer ONLINE.

FACULTY

     The University seeks to appoint faculty who hold appropriate academic credentials, are dedicated, active professionals in their field, and are enthusiastic and committed to teaching working adults. In accordance with its educational mission, the University faculty focuses its efforts on teaching. The normal course load for a full-time faculty member is four courses per quarter for each of three quarters, or 12 courses per academic year. With the approval of the Campus Deans, faculty members may teach a fifth course per quarter and extra courses during the Summer quarter for additional compensation. The University requires full-time faculty members to hold student counseling hours at least two hours per week for each course they teach.

     Strayer provides financial support for faculty members seeking to update their skills and knowledge. The University maintains a tuition plan that reimburses instructors enrolled in advanced degree programs for ordinarily 50% of tuition for one new course per term. Strayer conducts annual in-house faculty workshops in each discipline. The University also fully reimburses its faculty for their costs in receiving computer-related instruction and training to keep current in information technology developments.

REGIONAL AND CAMPUS ORGANIZATION OF STRAYER UNIVERSITY

     The University organizes its academic programs and administrative operations on a regional and campus basis. The University's annual financial budget and overall academic and business decisions are directed by its Board of Trustees. The Board consists of Scott Steffey, the Company's Executive Vice President and Chief Operating Officer and former Vice Chancellor of the State University of New York and Dr. Donald Stoddard, the University's President, as well as the following independent members:

Dr. Peter Salins       Dr. Salins is Provost and Vice Chancellor for Academic
                       Affairs and Chief Academic Officer at the State
                       University of New York.

Roland Carey           Mr. Carey is a former Director of the Company and
                       previously served as an Advisor to the Louisa County
                       Public School System of Virginia and a school Program
                       Coordinator.

Dr. Jennie Seaton      Dr. Seaton is a former Director of the Company and
                       previously served as Assistant Dean of Virginia
                       Commonwealth University.

Todd Milano            Mr. Milano is President and Chief Executive Officer of
                       Central Pennsylvania Business School and a Director of the Company.

Dr. Charlotte Beason   Dr. Beason is the Vice Chair, Commission on Collegiate
                       Nursing Education and Program Director, U.S. Department of Veterans Affairs and a Director of the Company.

Thomas Waite, III      Mr. Waite is the Chief Financial Officer and Treasurer of
                       The Humane Society of the United States and a Director of the Company.


     Within the parameters of the academic and financial direction set by the University's Board of Trustees, the University is managed on a day to day basis by the University President and Provost, as to academic matters, as well as by four regional managers who are responsible for implementing Board policy and meeting commercial and budgetary goals for their respective regions. They are:


    James F. McCoy - Regional Director - Southern Virginia and North Carolina Michael O. Williams - Regional Director - Northern Virginia and D.C. Betty Shuford - Regional Director - Maryland
    Robert L. Gustavus - Director - Strayer ONLINE.


     Similarly, at the campus level, on a day-to-day basis, the campus operations are managed by a Campus Manager while the academic functions are overseen by a Campus Dean. Each campus is staffed with personnel performing instructional, admissions, academic advising, financial aid, student services and career development functions. A learning resource center at each campus supports the University's instructional programs. Each learning resource center contains a library and computer laboratories and is operated by a full-time manager and support staff, who assist students in the use of research resources.


MARKETING


     To generate interest among potential students, the University engages in a broad range of activities to inform the working adult public and their employers about the programs we offer. These activities include: direct mail; internet marketing; marketing to our existing students; print and broadcast advertising, student referrals and corporate and government outreach activities. Direct response methods (direct mail and email advertising) are used to generate inquiries. Strayer University maintains booths and information tables at appropriate conferences and expos, as well as at transfer days at community colleges. Through our business-to-business outreach efforts, we market our programs to corporations with personal sales calls, distribution of information through corporate intranets and HR departments, and on-site information meetings. We implement a continuous marketing strategy to inquiries in our database and track them through to application and registration. Additionally, we market to students and alumni with information about new programs and new locations to encourage them to return for further education.


STUDENT PROFILE


     The majority of Strayer students are working adults pursuing their first college degree to improve their job skills and advance their careers. Of students enrolled in Strayer programs at the beginning of the 2001 Fall quarter, approximately 60% were age 30 or over and approximately 74% were engaged in a part-time (Undergraduates taking fewer than three courses each quarter) course of study. In the 2001 Fall quarter, Strayer students registered for an average of 8.8 course credits (about two classes per student). Strayer University's student body is significantly diverse. In 2001, 52% of students constituted minorities and 56% of students were women. Approximately 7% of the University's students were international, including those taking courses through Strayer ONLINE. Approximately 14.3% of the University's students were veterans or reservists. Through Strayer ONLINE, the University offered courses to students in all 50 states and 39 foreign countries in 2001. Strayer is proud of its record of making higher learning attainable to those working adults who missed or were previously unable to take advantage of education opportunities.

The following is a breakdown of our students by the level of program they are seeking, at December 31, 2001:

          Degree Programs        Number of Students    Percentage of Students
          ---------------        ------------------    ----------------------
     Bachelors                          8,686                      70%
     Masters                            2,241                      18%
     Associates                         1,541                      12%
                                        ----
     Total Degree Students             12,468                     100%

        Non-Degree Programs      Number of Students    Percentage of Students
        -------------------      ------------------    ----------------------
     Diploma                             700                      45%
     Undeclared                          841                      55%
                                         ---
     Total Non-Degree Students         1,541                     100%

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

TUITION AND FEES

     Strayer charges tuition by the credit hour. All courses offered are 4.5 credit hours. As of January 1, 2002, undergraduate, full-time students are charged at the rate of $220.50 per credit hour. Undergraduate part-time students are charged at the rate of $231.00 per credit hour. Courses in graduate programs are charged at the rate of $294.00 per credit hour. Accordingly, a full-time student seeking to obtain a bachelor's degree in four years currently would pay approximately $9,900 per year in tuition. The University implemented a tuition increase of 5% per credit hour effective January 1, 2002. Under a variety of different programs, the University offers scholarships and tuition discounts to active and reserve military students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements.

SEL PROGRAM

     In 1995, the Company introduced the Strayer Education Loan Program (the "SEL Program") for eligible students as an alternative to government sponsored student loans. Education Loan Processing, Inc. ("ELP"), which is a wholly-owned subsidiary of the Company, administers the SEL Program for the University. In addition to serving as an alternative to the federal loan programs, the SEL Program can service loans at a lower cost.

     The Company designed the SEL Program for working adult students. Borrowers make payments while enrolled, thereby reducing the debt they otherwise would assume upon completion of their studies. While enrolled at Strayer, the minimum monthly payment on the loan is a percentage of the balance each month. Upon completion of their schooling, the student is placed on a fixed payment plan. The loans generally have maturities ranging from one to four years after graduation and bear interest at a rate that is competitive with rates under federal student loan programs. At December 31, 2001, there were 2,798 loans outstanding with an aggregate loan balance of approximately $8.9 million and an average individual loan balance of approximately $3,200.

     Loans under the SEL Program are unsecured. Before making loans, Strayer conducts a credit evaluation and verifies employment of each applicant. Student defaults on loans extended under the SEL Program have historically approximated 2% of total dollars loaned.

STRAYER FOUNDATION SCHOLARSHIPS

     The Strayer University Education Foundation was established by the former majority stockholder of the Company as an independent entity to provide scholarships and grant assistance for needy students who wish to pursue a program of study at Strayer University. The Foundation has a nine member Board of Trustees including independent members (as well as Dr. Stoddard and Mr. Steffey) and oversees a variety of scholarship and grant programs for students based on eligibility criteria established by the Foundation Board. The Foundation had $2.3 million in assets at December 31, 2001 and issued 93 scholarships and other awards totaling approximately $100,000 in 2001.

CAREER DEVELOPMENT SERVICES


     Although most of Strayer's students are adults who are already employed, the University actively assists its students and alumni with job placement and other career-related matters through career development offices in each region where the University has campuses. Strayer's career development personnel conduct workshops on employment-related topics (including resume preparation, interviewing techniques and job search strategies), maintain job listings, arrange campus interviews by employers and provide other placement assistance. The University sponsors career fairs in the Fall and Spring quarters for students and alumni to discuss career opportunities with companies and governmental agencies.

     The University regularly conducts alumni surveys to monitor the career progression of its graduates and to comply with Middle States and state requirements to perform outcome assessments. The 2000 alumni survey, which had an approximately 24% overall response rate, indicated that 91% of those responding were employed. According to the survey, Strayer's greatest assets, in order of importance, are campus location, schedule variety, instructor knowledge, course selection, online courses, and small class sizes.

     Strayer students and graduates are employed in a wide range of companies and many governmental agencies.

COMPETITION

     The post-secondary education market in Strayer's market area is highly competitive. The University competes with traditional public and private two-year and four-year colleges, other for-profit schools, other online providers and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of the University at a lower tuition level, due to government subsidies, government and foundation grants, tax-deductible contributions and other financial aid sources not available to proprietary institutions. Tuition at private post-secondary institutions generally is higher, and in some cases significantly higher, than the tuition at the University.

    We believe that the competitive factors in the higher education market include the ability to provide the following:

     o   Convenient access to programs and classes;
     o   High-quality educational programs, classes and services;
     o   Qualified and experienced faculty;
     o   Competitive tuition cost;
     o Career advancing and practical skills which are in demand in the marketplace.

     In terms of non-degree programs offered by the University, we compete with a variety of business and information technology providers, primarily those in the for-profit training sector. Many of these competitors have higher market share and longer-term relationships with corporate and government sponsors.

     The University competes with other educational institutions primarily based on the quality of its business-oriented curriculum and instruction, its flexible schedules and convenient classroom locations, and its responsiveness to changing educational requirements of the workplace. Few of the University's competitors have structured their programs to meet the special needs of working adult students, although management believes that more may do so in the future.

     The Company also competes with other higher learning institutions in its market area for marketing and printout broadcast media access as well as for instructors, both for the classroom and online.

EMPLOYEES

     As of December 2001, the University employed 486 faculty members, of whom 116 were full-time and 370 part-time, and 474 non-faculty staff in information systems, financial aid, recruitment and admissions, payroll and human resources, corporate accounting and other administrative functions. Of the University's non-faculty staff, 365 were employed full-time and 109 part-time.

ACCREDITATION, APPROVALS, LICENSING AND FINANCIAL AID REGULATION

REGULATORY ENVIRONMENT

     The Higher Education Act of 1965, as amended ("HEA"), and the regulations promulgated thereunder require all higher education institutions that participate in the various federal student financial aid programs under Title IV of the HEA ("Title IV Programs") including the University, to comply with detailed substantive and reporting requirements as well as to undergo periodic regulatory scrutiny. The HEA mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (i) the federal government through the Department of Education; (ii) the accrediting agencies recognized by the Department of Education; and (iii) state higher education regulatory bodies. The regulations, standards, and policies of these regulatory agencies are subject to change.

ACCREDITATION

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

     Middle States is the same accrediting agency that grants institutional accreditation to other degree-granting public and private colleges and universities in its region (namely, Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, Puerto Rico, and U.S. Virgin Islands). Accreditation by Middle States is an important attribute of the University. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate's credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains high quality educational standards. Moreover, institutional accreditation is necessary to qualify for eligibility for federal student financial assistance.

     Middle States reaffirmed the University's accreditation in 2000 for a ten year period.

     The accrediting agencies that accredit higher education institutions in various regions of the United States have recently adopted a "Policy on Evaluation of Institutions Operating Interregionally." Under that policy both the "home" regional accreditor and the "host" regional accreditor cooperate to evaluate an institution that delivers education at a physical site in the host regional accreditor's region. Although the home region is solely responsible for final accreditation actions, as the University opens campuses in regions outside the Middle States region, the host regional accreditors will also participate in the accreditation process of such expansion operations.

STATE LICENSURE

     The University is authorized to offer its programs, including those offered through Strayer ONLINE, by the D.C. Education Licensure Commission, the Virginia State Council of Higher Education, the Maryland Higher Education Commission and the Board of Governors of the University of North Carolina (the state licensure body for North Carolina). The University is dependent on the authorization of each state within which the University offers educational programs to allow it to operate and to grant degrees or diplomas to students. The University is subject to extensive regulation in each of the three jurisdictions (the District of Columbia, Virginia and Maryland) in which it currently operates and the fourth jurisdiction (North Carolina) in which it plans to open campuses in 2002. State laws and regulations affect the University's operations and may limit the ability of the University to introduce educational programs or establish new campuses. State authorization also is required in order for an institution to become and remain eligible to participate in Title IV Programs.


OTHER APPROVALS

     The University is authorized by the Immigration and Naturalization Service (the "INS") of the U.S. Department of Justice to admit international students for study in the U.S. subject to applicable guidelines. In addition, Strayer is approved by appropriate authorities for the education of veterans and members of the selective reserve and their dependents, as well as for the rehabilitation of handicapped students.

FINANCING STUDENT EDUCATION

     Students finance their Strayer education in a variety of ways. A significant number of students utilize federal financial aid. In addition, many of Strayer's working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education as well as providing a deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts. Strayer also offers a variety of grants, loans (including loans under the SEL Program), scholarships and work-study programs as financing options for its students.

     In 2001, approximately 44% of the University's students participated in one or more Title IV Programs. A substantial portion (approximately 55% in 2001) of the University's revenues are derived from tuition financed under Title IV Programs.

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

     1998 HEA amendments that took effect on October 7, 2000 address an institution's refund policy with regard to Title IV Programs only. Under the new provision, the institution must first determine the amount of Title IV Program funds that the student "earned." If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV Program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV Program funds. The institution must return to the appropriate Title IV Programs, in a specified order and excluding the Federal Work-Study Program, the lesser of the unearned Title IV Program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV Program funds. The Company believes that the University's refund policy is consistent with the current HEA.

TITLE IV PROGRAMS

     The University maintains eligibility for its students to participate in the following Title IV Programs:

     Federal Pell Grants. Grants under the Federal Pell Grant ("Pell") program are available to eligible students based on financial need and other factors.

     Campus-Based Programs. The "campus-based" Title IV Programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Work-Study program, and the Federal Perkins Loan ("Perkins") program.

     Federal Family Education Loans. Pursuant to the Federal Family Education Loan Program (the "FFEL Program"), which includes the Federal Stafford Loan ("Stafford") program and the Federal Parent Loan for Undergraduate Students ("PLUS") program, students and their parents can obtain from lending institutions subsidized and unsubsidized student loans, which are guaranteed by the federal government. Students who demonstrate financial need may qualify for a subsidized Stafford loan, and the federal government will pay the interest on the loan while the student is in school and until the borrower's obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or in some cases in addition to a subsidized Stafford loan.

     Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program (the "Direct Loan Program"), the Department of Education makes loans directly to students rather than guaranteeing loans made by lending institutions. The University has not originated any loans under this program, but utilizes other Title IV loan programs.


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

     Congress reauthorizes the HEA every five to six years. In addition Congress reviews and determines appropriations for Title IV Programs on an annual basis. An elimination of certain Title IV Programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education, which in turn could lead to lower enrollments at the University or require the University to increase its reliance upon alternative sources of student financial aid. Given the significant percentage of the University's revenues that are derived indirectly from the Title IV Programs, the loss of or a significant reduction in Title IV Program funds available to the University's students could have a material adverse effect on the Company. In addition, the regulations applicable to the University have been subject to frequent revisions. The University's continued compliance with such regulations may affect the operations of the University and its ability to participate in Title IV Programs. Certain elements of the regulations applicable to the University are described below.

INCREASED REGULATORY SCRUTINY

     The 1992 amendments to the HEA formalized, modified and strengthened the regulatory structure known as the "Program Integrity Triad," which consists of the Department of Education, recognized accrediting agencies, and state higher education regulatory bodies. Congress intended this initiative to increase the regulatory scrutiny of post-secondary educational institutions. The 1998 HEA amendments preserve the Program Integrity Triad with some refinements. In addition to the Program Integrity Triad, other participants in Title IV Programs, notably student loan guaranty agencies, also have enforcement authority.

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

     Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution's participation in Title IV Programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution for any violation by the servicer of any Title IV provision. The University has written contracts with three third-party servicers: Financial Aid Management for Education, Inc., Post-secondary Education Assistance Corporation, and Weber and Associates, Inc. The servicers each perform activities related to the University's participation in Title IV Programs, such as certifying FFEL Program loan applications, preparing reports from the University to the Department of Education, issuing payments for the Pell and campus-based programs, and issuing and collecting Perkins loans.

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

     In addition, Department of Education standards, which took effect July 1, 1998, utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (i) equity ratio (which measures the institution's capital resources, ability to borrow and financial viability);
(ii) primary reserve ratio (which measures the institution's financial viability and liquidity); and (iii) net income ratio (which measures the institution's ability to operate at a profit or within its means). An institution's financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. The University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2001 and calculated a composite score of 3.0, the highest score available. The Company therefore believes that the University meets the Department's financial responsibility standards.

STUDENT LOAN DEFAULTS

     Under the HEA, an educational institution may lose its eligibility to participate in some or all of the Title IV Programs if defaults on the repayment of federally guaranteed student loans by its students exceed certain levels. A rate of student defaults (known as a "cohort default rate") is calculated for each institution annually by determining the rate at which borrowers who become subject to their repayment obligation in one federal fiscal year default by the end of the following federal fiscal year. The Department calculates a single cohort default rate for an institution that includes all borrowers who commenced repayment on any FFEL Program or Direct Loan Program loan.

     The Department issued new regulations effective July 1, 2001 regarding cohort default rates. Under these regulations, if the Department notifies an institution that its three most recent cohort default rates are each 25 percent or greater, the institution's participation in the FFEL Program, Direct Loan Program, and Federal Pell Grant Program ends 30 days after the notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution's participation in the FFEL Program and Direct Loan Program ends 30 days after notification that its most recent cohort default rate is greater than 40 percent, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification and for the next two fiscal years. The new regulations also address cohort default rates for institutions that have undergone a change in status, such as acquisition or merger of institutions and acquisition of another institution's branches or locations.

     If an institution's cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, the institution may be placed on provisional certification status. Provisional certification does not limit an institution's access to Title IV Program funds; however, an institution with provisional status is under closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV Program requirements. The University's cohort default rates on FFEL Program loans for the 1997, 1998 and 1999 federal fiscal years, the three most recent years for which this information is available, were 14.5%, 12.1% and 5.6%, respectively. The average default rates for proprietary institutions nationally were 15.4%, 11.4% and 9.3% in fiscal years 1997, 1998 and 1999, respectively.

THE "90/10 RULE"

     Under what is commonly referred to as the "90/10 Rule," the HEA provides that proprietary institutions, such as the University, are eligible to participate in Title IV Programs only if they derive no more than 90% of their revenues from Title IV Programs, as determined in accordance with a formula in the regulations. A proprietary institution that violates the "90/10 Rule" loses its eligibility to participate in Title IV Programs for at least one year. During 2001, the University derived 55% of its revenues from tuition financed under Title IV Programs.

INCENTIVE COMPENSATION

     As a part of an institution's program participation agreement with the Department of Education and in accordance with the HEA, the institution must certify that it will neither provide, nor contract with any entity that provides, any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. Congress is considering legislation, and the Department of Education is engaged in negotiated rulemaking, to clarify the incentive payment rule. Failure to comply with the incentive payment rule could result in loss of ability to participate in Federal Student Financial Aid programs or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in the University's present or former employee compensation and third-party contractual arrangements, the University believes that its employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the HEA.

DISTANCE LEARNING AND THE "50% RULE"

     In 1997, the University received regulatory approval from the D.C. Education Licensure Commission, Virginia State Council of Higher Education, Maryland Higher Education Commission, and Middle States to offer all of its existing degree and diploma programs through Strayer ONLINE via Internet-based telecommunications instruction. Instruction for this program is delivered from the Company's Distance Learning Center in Lorton, Virginia. During the Winter 2002 quarter, the University had 4,260 students taking courses online, of whom 3,222 students took classes solely through Strayer ONLINE.

     In addition to the regulation of distance education by state education licensure agencies and Middle States, the HEA imposes a limit on the amount of correspondence study an institution participating in Title IV Programs may offer. The HEA also excludes from Title IV Program participation institutions at which 50% or more of the institution's students are enrolled in correspondence courses, except that the Secretary of Education is authorized to waive this limitation at his/her discretion in the case of institutions offering two- or four-year programs leading to an associate or bachelor degree. Department of Education regulations grant an automatic waiver for these degree-granting institutions if students enrolled in correspondence courses receive five percent or less of the total Title IV Program funds received by all students enrolled at the institution. In accordance with HEA regulations, the Department of Education considers a telecommunications course to be a correspondence course if the sum of telecommunications courses and other correspondence courses the institution provided during an award year equaled or exceeded 50% of the total number of courses it provided during that year. In addition, a student is not eligible for Title IV Program funds for a correspondence course unless such course is part of a program leading to an associate, bachelor or graduate degree. The HEA states that a student enrolled in a course of instruction that is offered in whole or in part through telecommunications and leads to a recognized certificate for a program of study of one year or longer, or a recognized associate, bachelor or graduate degree conferred by such institution, is not considered to be enrolled in a correspondence course, unless the total number of telecommunications and correspondence courses offered by the institution equals or exceeds 50% of the total number of courses offered by the institution. For purposes of the 50% rule, a course must be considered as being offered once during an award year regardless of the number of times it is offered during that year, and a course that is offered both on campus and online must be considered two courses for the purpose of determining the total number of courses the institution provided during an award year. The University's policy is to ensure that it remains in compliance with the 50% rule by offering courses in a manner such that the number of courses offered through Strayer ONLINE will not equal or exceed one half of the total number of courses offered by the University, calculated as set forth above. The University monitors enrollment in and the offering of courses through Strayer ONLINE to ensure that the prescribed limits are not exceeded.

POTENTIAL EFFECT OF REGULATORY VIOLATIONS

     If the University fails to comply with the regulatory standards governing Title IV Programs, the Department of Education could impose one or more sanctions, including transferring the University to the reimbursement or cash monitoring system of payment, requiring repayment of certain Title IV funds, certifying the University's eligibility on a provisional basis, taking emergency action, referring the matter for criminal prosecution, or initiating proceedings to impose a fine or to limit, suspend or terminate the participation of the University in Title IV Programs. In addition, the University's guaranty agencies could limit, suspend or terminate the University's eligibility to provide guaranteed student loans in the event of certain regulatory violations. Although there are no such sanctions currently in force, and the University does not believe any such sanctions are contemplated, if such sanctions were imposed against the University and resulted in a substantial curtailment of the University's participation in Title IV Programs, the University would be materially and adversely affected.

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

     During 1999, the Department of Education conducted a program review of the University. The Department of Education issued a final program review determination letter indicating that the University satisfactorily responded to the findings in the program review report. In addition, no payments or refunds were required to be made to the Department of Education or lending institutions as a result of this program review.

RESTRICTIONS ON ADDING LOCATIONS AND EDUCATIONAL PROGRAMS

     State requirements and accrediting agency standards may in certain instances limit the ability of the University to establish additional locations and programs. District of Columbia regulations require institutions to submit an application for an amended license in order to add a new program or location. The Virginia State Council of Higher Education requires institutions to obtain approval prior to offering new educational programs at existing sites or instruction for degree credit at a new site located more than 25 miles or 30 minutes travel time from an existing location. Maryland law and regulations require institutions to obtain the approval of the Maryland Higher Education Commission in order to offer an instructional program not specified in its certificate of approval or to offer more than one-third of the credit-bearing coursework leading toward a certificate or degree at a location not specified in its certificate of approval. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, and upon notification may undertake a review of the institution's accreditation. Based on its current understanding of how these standards will be applied, the University does not believe that these standards will have a material adverse effect on the University or its expansion plans.

     The HEA requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV Programs. However, the applicable regulations permit an institution that is already qualified to participate in Title IV Programs to establish an additional location that may immediately qualify, unless the location was acquired from another institution that has ceased offering educational programs at that location and has unpaid Title IV liabilities, and the acquiring institution does not agree to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution's accrediting agency. In addition, a location that qualifies as a "branch campus" must meet extensive regulatory requirements, including the standards of administrative capability and financial responsibility discussed above. The University's expansion plans assume its continued ability to establish new campuses as additional locations of the University under such applicable regulations and thereby avoid incurring the two-year delay in participation in Title IV Programs. The loss of state authorization or accreditation by the University or an existing campus, or the failure of the University or a new campus to obtain state authorization or accreditation, would render the University ineligible to participate in Title IV Programs in that state or at that location.

     The Department of Education issued new regulations effective July 1, 2001 concerning adding new locations. Under the new regulations, institutions must report to the Department a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV Program funds to students enrolled at that location. If the institution participates in Title IV programs under provisional certification, as the University currently does as a result of its 2001 recapitalization and change of ownership (see Change in Ownership Resulting in a Change of Control), and in certain other circumstances, the institution must obtain Department of Education approval for the new location before providing Title IV assistance to students at that location. Otherwise, once it reports the location to the Department, the institution may disburse Title IV Program funds to eligible students at that location if the location is licensed and accredited. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV Program funds when they knew or should have known that they were required to obtain Department of Education approval may be subject to administrative repayments and other sanctions. The Company does not believe that the Department of Education's regulations will create significant obstacles to the University's plans to add new campuses.

     Generally, if an institution eligible to participate in Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, an institution is not obligated to obtain Department of Education approval of an additional program that leads to an associate, baccalaureate, professional or graduate degree or prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. In the event that an institution erroneously determines that an educational program is eligible for Title IV funds without the Department of Education's express approval, the institution may be liable for repayment of Title IV aid received by the institution in connection with that program. The Company does not believe that the Department of Education's regulations will create significant obstacles to the University's plans to add new programs.

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

     The HEA provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in the Title IV Programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV Program funds during the period prior to recertification. The HEA provides that the Department of Education may provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of a materially complete application received by the Department within ten business days after the transaction. The Department may continue such provisional certification on a month-to-month basis until it has rendered a decision on the institution's recertification application. The Department may provisionally certify an institution that has undergone a change in ownership resulting in a change of control for a period expiring not later than the end of the third complete award year following the date of provisional certification. The HEA defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly-traded corporation, the securities of which are required to be registered under the Exchange Act, such as the Company, the Department of Education regulations implementing the HEA define a change in ownership resulting in a change of control as occurring when a change of control of the corporation takes place that gives rise to the obligation on the part of the corporation to file a Form 8-K with the SEC notifying that agency of the change of control. A change in ownership and control of a publicly traded corporation also occurs if a person who is a controlling shareholder of the corporation ceases to be a controlling shareholder. A controlling shareholder is a shareholder who holds or controls through agreement both 25 percent or more of the total outstanding voting stock of the corporation and more shares of voting stock than any other shareholder.

     Under INS regulations, if a school that is approved to admit foreign students changes ownership, approval will be automatically withdrawn 60 days after the change of ownership unless the school files a new petition for school approval within 60 days after that change of ownership. If, after conducting a review, the INS district director finds that the school's approval should not be continued, the district director must institute proceedings to withdraw the school's approval. The University currently has INS approval to admit foreign students for U.S. study, subject to applicable regulations.

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

     In order to complete the change of ownership associated with the Company's self-tender offer to repurchase common shares and its issuance of its Series A Convertible Preferred Stock to New Mountain Partners, L.P. (a private equity fund managed by New Mountain Capital, LLC) and DB Capital Investors, L.P. (an investment fund led by DB Capital Partners, Inc., the merchant banking arm of Deutsche Bank) in March 2001, the University was required to make a number of submissions to educational regulatory bodies, including, among others, (1) filing a "substantive change" report with Middle States; (2) filing an application for approval to participate in federal student financial aid programs with the Department of Education; (3) filings with the D.C. Education Licensure Commission, the Maryland Higher Education Commission, and the Virginia State Council of Higher Education; and (4) filings with the INS and approving agencies for veterans benefits in the District of Columbia, Maryland, and Virginia. All of the applicable agencies approved the transaction, which closed in 2001. As is customary for institutions undergoing a change of ownership resulting in a change of control, the Department of Education recertified the University on a provisional basis through June 30, 2004. Under the terms of the provisional certification the University must obtain approval of the Department of Education before awarding Title IV funds in certain circumstances, including establishment of an additional location, change in ownership, increase in level of academic offering, addition of certain non-degree or short-term training programs, change in form of educational measurement, change in state authorizing agency or primary accrediting agency, or waiver or recognition of regulatory exception.

     If the University underwent a change of control that required approval by any state authority, Middle States or any federal agency, and any required regulatory approval were significantly delayed, limited or denied, there could be a material adverse effect on the University's ability to offer certain educational programs, award certain degrees or diplomas, operate one or more of its locations, admit certain students or participate in Title IV Programs, which in turn would materially and adversely affect the University's operations. A change that required approval by a state regulatory authority, Middle States or a federal agency could also delay the University's ability to establish new campuses or educational programs and may have other adverse regulatory effects. Furthermore, the suspension from Title IV Programs and the necessity of obtaining regulatory approvals in connection with a change of control may materially limit the University's flexibility in future financing or acquisition transactions.

ECONOMIC GROWTH AND TAX RELIEF RECONCILIATION ACT OF 2001

     The Economic Growth and Tax Relief Reconciliation Act of 2001 (the "Act") made permanent the exclusion of up to $5,200 from income provided for qualifying employer-provided educational assistance (with respect to courses beginning after December 31, 2001) and extended the exclusion to graduate level programs. In addition, the Act allows taxpayers to claim a HOPE Scholarship Credit or a Lifetime Learning Credit for a taxable year and to exclude from gross income amounts distributed from a Coverdell education savings account on behalf of the same student as long as the distribution is not used for the same education expenses for which a credit was claimed. The Act also increases the annual limit on contributions to Coverdell education savings accounts from $500 to $2,000 for taxable years after 2001, with the phase-out range for married taxpayers filing a joint return extended to between $190,000 and $220,000 of modified adjusted gross income.

     The Act also expands the definition of "qualified tuition program" to include certain prepaid tuition programs established and maintained by one or more eligible educational institutions that satisfy the requirements under section 529 of the Internal Revenue Code. In the case of a qualified tuition program maintained by one or more private eligible educational institutions, the Act allows taxpayers to purchase tuition credits or certificates on behalf of a designated beneficiary but not to make contributions to a savings account plan. The Act allows taxpayers to claim a HOPE Scholarship Credit or Lifetime Learning

Credit for a taxable year and exclude from gross income amounts distributed (both the principal and earnings portions) from a qualified tuition program on behalf of the same student as long as the distribution is not used for the same expenses for which a credit was claimed.

     For taxable years beginning after December 31, 2001, the Act permits taxpayers an above-the-line deduction for qualified higher education expenses. For 2002 and 2003, taxpayers with adjusted gross income that does not exceed $65,000 ($130,000 in the case of married couples filing joint returns) are entitled to a maximum deduction of $3,000 per year. The Act also increased the phase-out ranges for eligibility for the student loan interest deduction (for interest paid on qualified education loans after December 31, 2001) to between $50,000 and $65,000 for single taxpayers and to between $100,000 and $130,000 for married taxpayers filing joint returns, with the ranges adjusted annually for inflation after 2002. In addition, the Act repealed both the limit on the number of months during which interest paid on a qualified education loan is deductible and the restriction that voluntary payments of interest are not deductible (for interest paid on qualified education loans after December 31, 2001).

ITEM 2. PROPERTIES.

     As of December 31, 2001, the Company leased fourteen of its various campuses and administrative locations. In February 2002, the Company purchased its Washington D.C., Manassas, VA and Woodbridge, VA facilities from entities affiliated with its former majority stockholder, President and CEO, Ron K. Bailey for an aggregate purchase price of $12 million. These three campuses comprise 74,600 square feet and had an aggregate annual rent of $1,626,000. As a result of this purchase, only one of its campuses, Fredericksburg, is now owned by entities affiliated with Mr. Bailey. See "Certain Transactions -- Campus Facilities" and Note 9 to the Company's consolidated financial statements. The table below sets forth certain information regarding each of the Company's properties at December 31, 2001 (except as otherwise noted):

                                                APPROXIMATE
                                                  AREA IN        INITIAL LEASE TERM
                    LOCATION                    SQUARE FEET     YEAR EXPIRES (1) (2)
                    --------                    -----------     --------------------
     Alexandria, VA........................        22,000         Facility is owned
     Anne Arundel County, MD...............        17,000               2004
     Arlington, VA.........................        26,000               2003
     Chesapeake, VA........................        21,000               2011
     Chesterfield, VA......................        11,000               2004
     Corporate Headquarters (Arlington, VA)         7,000               2012
     Fredericksburg, VA....................        17,500               2006
     Henrico County (Glen Allen, VA).......        20,800         Facility is owned
     Jessup, MD............................         5,100               2003
     Loudoun Campus (Ashburn, VA)..........        33,000         Facility is owned
     Manassas, VA..........................        20,800         Facility is owned (3)
     Montgomery County (Germantown, MD)....        18,000               2005
     Newport News, VA......................        21,000               2011
     Owings Mills, MD......................        15,000               2005
     Prince George's County, MD............        21,400               2003
     Strayer ONLINE (Lorton, VA)...........        16,200               2005
     Takoma Park (Washington, D.C.)........        21,800          Facility is owned
     Washington, D.C. Campus...............        33,000          Facility is owned (3)
     Washington, D.C. Library/Annex........        12,200               2006
     White Marsh (Baltimore, MD)...........        20,000               2010
     Woodbridge, VA........................        20,800          Facility is owned (3)


----------
(1)  A number of these facility leases have renewal options.
(2) The Company also has leases for approximately 44,000 square feet at three locations expiring in 2002 from which it has already or plans to relocate into other space reflected in the table above.
(3)  Leased in 2001 and acquired in February 2002.

     In March 2002, the Company also entered into leasing arrangements for the three North Carolina campuses it plans to open in 2002, one in Raleigh-Durham and two in Charlotte (each with approximately 12,500 square feet and with initial terms expiring in 2007).

ITEM 3. LEGAL PROCEEDINGS.

     From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company's property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were voted upon by stockholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is traded on the Nasdaq National Market under the symbol "STRA." The following table sets forth, for the periods indicated, the high, low, and closing sale prices of the Company's Common Stock, as reported on the Nasdaq National Market.

                                                 HIGH      LOW    CLOSE
                                               -------- -------- --------
  2000:
    First Quarter...........................   $  31.63 $  18.56 $  26.00
    Second Quarter..........................   $  27.13 $  20.05 $  24.00
    Third Quarter...........................   $  26.00 $  20.63 $  21.88
    Fourth Quarter..........................   $  27.00 $  17.50 $  25.56
  2001:
    First Quarter...........................   $  35.38 $  23.75 $  35.00
    Second Quarter..........................   $  50.00 $  32.06 $  48.75
    Third Quarter...........................   $  54.70 $  37.20 $  44.60
    Fourth Quarter..........................   $  51.95 $  41.39 $  48.72

     The last sales price of the Common Stock on March 15, 2002, as reported on the Nasdaq National Market, was $49.73 per share. As of March 15, 2002, there were approximately 8,352,412 shares of Common Stock outstanding, 100 holders of record. In addition, there exist a number (approximately 4,500 as of March 22, 2002) of institutional and other holders of Common Stock whose shares are held in nominee accounts by brokers. On March 15, 2002, the Company also had 5,897,495 shares of Series A Convertible Redeemable Preferred Stock, which are convertible (as of that date) into the same number of shares of Common Stock. The Company also had outstanding options to purchase 930,000 shares of Common Stock as of March 15, 2002.

     The Company has established a policy of declaring quarterly cash dividends at the rate of $0.065 per share ($0.26 annually) on the Company's Common Stock. Whether to declare dividends and the amount of dividends payable in the future will be reviewed periodically by the Company's Board of Directors in light of the Company's earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will continue to be paid.

     The Company in 2001 issued its Series A Convertible Mandatorily Redeemable Preferred Stock, the terms of which are described in Note 6 to the Consolidated Financial Statements below. From May 15, 2001 until May 15, 2006, dividends accrue at an annual rate of 7%, with 3.5% payable in cash when the dividend is declared and the rest issued in additional shares and compounding quarterly until the Series A Convertible Mandatorily Redeemable Preferred Stock either converts, is redeemed, or a liquidation event occurs. Beginning on May 16, 2006, dividends accrue at a rate of 3%, all of which is paid in cash when the dividend is declared.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------   4 YEAR
                                                     1997       1998        1999       2000        2001      CAGR
                                                   --------  ---------   ---------  ---------   ---------   ------
INCOME STATEMENT DATA:
  Total revenues................................   $ 53,131   $ 62,872    $ 69,776   $ 78,214    $ 92,876     15%
                                                   --------   --------    --------   --------    --------
  Costs and expenses
     Instruction and educational support........     19,738     22,355      25,082     28,187      33,699
     Selling and promotion......................      5,476      5,923       7,765      8,480      12,576
     General and administration.................      7,232      8,387       9,405     10,620      13,094
                                                   --------   --------    --------   --------    --------
                                                     32,446     36,665      42,252     47,287      59,369
                                                   --------   --------    --------   --------    --------
  Income from operations........................     20,685     26,207      27,524     30,927      33,507     13%
  Investment and other income...................      2,764      3,180       4,302      4,756       3,791
                                                   --------   --------    --------   --------    --------
  Income before income taxes....................     23,449     29,387      31,826     35,683      37,298
  Provision for income taxes....................      9,012     11,440      12,500     13,974      14,489
                                                   --------   --------    --------   --------    --------
  Net income....................................   $ 14,437   $ 17,947    $ 19,326   $ 21,709    $ 22,809     12%
                                                   ========   ========    ========   ========    ========
NET INCOME PER SHARE
  Basic.........................................   $   0.96   $   1.15    $   1.25   $   1.42    $   1.62
                                                   ========   ========    ========   ========    ========
  Diluted.......................................   $   0.93   $   1.12    $   1.23   $   1.41    $   1.55     14%
                                                   ========   ========    ========   ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic.........................................     15,037     15,626      15,506     15,324      10,970
                                                   ========   ========    ========   ========    ========
  Diluted (a)...................................     15,590     16,063      15,711     15,451      14,737
                                                   ========   ========    ========   ========    ========
OTHER DATA:
EBITDA (b)......................................     21,921     27,832      29,418     32,990      36,150
EBITDA as % of revenue .........................       41.3%      44.3%       42.2%      42.2%       38.9%
Depreciation ...................................      1,236      1,625       1,894      2,063       2,643
Capital expenditures ...........................      2,286      7,392       4,851      4,388       6,274
% Return on average equity (c)..................       28.7%      24.5%       23.8%      24.3%       25.5%
Cash dividends per common share.................   $   0.17   $   0.23    $   0.24   $   0.25     $  0.26
Enrollment (d)..................................      9,419     10,449      11,504     12,096      14,009     10%
Campuses (e)....................................         10         11          13         14          17     14%

                                                                       AT DECEMBER 31,
                                                   -----------------------------------------------------
                                                     1997        1998       1999       2000       2001
                                                   --------    --------   --------   --------   --------
BALANCE SHEET DATA:
  Cash and cash equivalents.....................   $ 15,934    $ 18,614   $ 12,213   $ 25,190   $ 57,659
  Working capital................................    20,600      23,363     18,170     26,742     49,846
  Total assets...................................    78,248      97,146     98,096    119,139    110,488
  Long-term liabilities..........................       137         330        141         --        763
  Total liabilities..............................    13,125      15,501     17,035     21,395     29,513
  Mandatorily redeemable convertible
    preferred stock..............................        --          --         --         --    148,347
  Total stockholders' equity (deficit) ..........    65,123      81,645     81,061     97,744    (67,372)

----------

(a) Diluted weighted average shares outstanding reflect the issuance in May 2001 and assumed conversion of the Series A Convertible Mandatorily Redeemable Preferred Stock and outstanding options (See Notes 5 and 6 to Consolidated Financial Statements).

(b) EBITDA is defined as earnings before interest, taxes, depreciation and amortization.

(c) % Return on average equity is calculated by dividing net income by average stockholders' equity, including Preferred Stock. Average stockholders' equity is calculated by dividing beginning and ending stockholders' equity by two.

(d) Reflects student enrollment as of the beginning of the Fall academic quarter for each year indicated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

(e)  Reflects number of campuses in operation at December 31.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain of the statements included in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-K are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). These statements are based on the Company's current expectations and are subject to a number of risks and uncertainties. In connection with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, competitive factors, risks associated with the opening of new campuses and the timing of related regulatory approvals and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found elsewhere in this annual report on Form 10-K and in the Company's other filings with the Securities and Exchange Commission, all of which are incorporated herein by reference and are available from the Commission and from the Company's world wide web site at www.strayeredu.com as well as from other sources. The Company undertakes no obligation to update or revise forward looking statements.

BACKGROUND AND OVERVIEW

     Strayer Education, Inc. ("Strayer" or the "Company") is an education services holding company which owns Strayer University, Inc. (the "University") and Education Loan Processing, Inc. ("ELP"). The University is an institution of higher education offering undergraduate and graduate degree programs at seventeen campuses in Maryland, Virginia, and the District of Columbia and worldwide through Strayer ONLINE. The University has also received approval from its accrediting agency and the University of North Carolina Board of Governors to offer post-secondary education in North Carolina at three campuses to be opened in 2002. ELP administers Strayer's education loan programs.

      In May 2001, the Company issued $150 million of convertible mandatorily redeemable Series A Preferred Stock. The Company used the $150 million together with approximately $36 million of cash to repurchase 7,175,000 shares of outstanding common stock of the Company from the Company's majority stockholder at $25.00 per share.

     As set forth below, enrollment (measured by Fall quarter to Fall quarter), full-time tuition rates, revenues, operating income, and net income have all increased in each of the last three years.

                                                  1999       2000        2001
                                                 ------     ------      ------
Fall enrollment................................  11,504     12,096      14,009
% Change from prior year.......................    10.1%       5.1%       15.8%

Full-time tuition (per credit hour)............  200.00     210.00      220.50
% Change from prior year.......................     5.3%       5.0%        5.0%

Revenues.......................................  69,776     78,214      92,876
% Change from prior year.......................    11.0%      12.1%       18.7%

Operating income...............................  27,524     30,927      33,507
% Change from prior year ......................     5.0%      12.4%        8.3%

Net income.....................................  19,326     21,709      22,809
% Change from prior year ......................     7.7%      12.3%        5.1%

Diluted earnings per share.....................    1.23       1.41        1.55
% Change from prior year  (a)..................    10.1%      14.2%       10.2%

-------
(a)  % change based on unrounded actual numbers

     The University derives over 98% of its revenue from tuition collected from its students. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course prior to the beginning of the quarter. When students register for courses, tuition is recorded as unearned tuition, which is recognized as courses are taught through the academic quarter. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. The University also derives revenue from various fees such as application fees, examination fees, and "no-show" fees. Beginning in 1998, the University contracted out its bookstore operations to a third party.

     The University records tuition receivable when students register for the academic quarter, generally prior to the end of the previous academic quarter. Because the University's academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due is charged against the allowance. The Company's bad debt expense as a percentage of revenue for the years ended December 31, 1999, 2000, and 2001 was 2.4%, 2.7% and 1.7%, respectively. See
Schedule II - Valuation and Qualifying Accounts after Note 11 to the Company's Consolidated Financial Statements below.

     The University's expenses consist of instruction and educational support expenses, selling and promotional expenses, and general and administration expenses. Instruction and educational support expenses generally contain items of expense directly attributable to the educational activity of the University. This expense category includes salaries and benefits of faculty, academic administrators, and student support personnel. Instruction and educational support expenses also include costs of educational supplies and facilities, including rent on campus leases, certain costs of establishing and maintaining computer laboratories, and all other physical plant and occupancy costs, with the exception of costs attributable to the Jessup, Maryland and Newington, Virginia facilities, both of which are under leases which are expiring in 2002.

     Selling and promotional expenses include salaries and benefits of personnel engaged in recruitment, admissions, promotion and development, as well as costs of advertising and production of marketing materials.

     General and administration expenses include salaries and benefits of employees engaged in management, student services, accounting, human resources, compliance and other business functions, along with the occupancy costs attributable to such functions.

     Investment and other income consist primarily of earnings and realized gains on investments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles of the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for uncollectible accounts, reserves for student loan losses, income tax provisions and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimates for its allowance for uncollectible accounts for tuition receivable from students and for loan loss reserves from student loans granted. If the financial condition of the Company's students were to deteriorate, resulting in impairment of their ability to make required payments for tuition or loans payable to the Company, additional allowances and loan reserves may be required. The Company records estimates for its accrued expenses and income tax liabilities. Should actual results differ from the Company's estimates, revisions to its accrued expenses and income tax liabilities may be required.

RESULTS OF OPERATIONS

     The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

                                          YEAR ENDED DECEMBER 31,
                                      ------------------------------
                                        1999        2000       2001
                                      -------     -------    -------
Revenues:..........................    100.0%      100.0%     100.0%
                                       -----       -----      -----
Costs and expenses:
  Instruction and educational
     support.......................     35.9        36.0       36.3
  Selling and promotional..........     11.1        10.8       13.5
  General and administration.......     13.5        13.6       14.1
                                       -----       -----      -----
Income from operations.............     39.5        39.5       36.1
Investment and other income........      6.2         6.1        4.1
                                       -----       -----      -----
Income before taxes................     45.7        45.6       40.2
Provision for income taxes.........     18.0        17.9       15.6
                                       -----       -----      -----
Net income.........................     27.7%       27.8%      24.6%
                                       =====       =====      =====

Tax Rate...........................     39.3%       39.2%      38.8%

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues increased 18.7% from $78.2 million in 2000 to $92.9 million in 2001 due to an increase in the number of students and a 5% tuition increase in 2001.

     Instruction and educational support expenses. Instruction and educational support expenses increased 19.6% from $28.2 million in 2000 to $33.7 million in 2001. A salary increase of 4% effective in October 2000, the addition of new faculty due to enrollment growth and the addition of three new campuses contributed to the increase.

     Selling and promotional expenses. Selling and promotional expenses increased 48.3% from $8.5 million in 2000 to $12.6 million in 2001 due principally to an increase in advertising costs, specifically television advertising, increased advertising for the new campus openings and the Company's Strayer

ONLINE activities, increases in number of admission representatives at existing campuses and ONLINE, and the addition of admissions personnel at three new campuses.

     General and administration expenses. General and administration expenses increased 23.3% from $10.6 million in 2000 to $13.1 million in 2001 due principally to the addition of three new campuses, an increase in administrative personnel and the addition of a new chief executive officer, chief operating officer, corporate counsel, chief technology officer and a new marketing director.

     Income from operations. Income from operations increased 8.3% from $30.9 million in 2000 to $33.5 million in 2001. This increase was due to the aforementioned factors.

     Investment and other income. Investment and other income decreased 20.3% from $4.8 million in 2000 to $3.8 million in 2001. The Company liquidated a majority of its marketable securities in the first quarter of 2001 to help fund the Company's self-tender offer. This decline in marketable securities along with a lower interest rate environment resulted in lower investment income which was partially offset by a $0.9 million gain from the liquidation of the marketable securities.

     Provision for income taxes. Income tax expense increased 3.7% from $14.0 million in 2000 to $14.5 million in 2001. This increase was primarily due to the increase in income before taxes attributable to the factors discussed above, and a slightly lower tax rate.

     Net income. Net income increased 5.1% from $21.7 million in 2000 to $22.8 million in 2001 because of the factors discussed above.

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

     Investment and other income. Investment and other income increased 10.6% from $4.3 million in 1999 to $4.8 million in 2000 due to an increase in realized investment gains and interest on higher levels of invested cash and cash equivalents.

     Provision for income taxes. Income tax expense increased 11.8% from $12.5 million in 1999 to $14.0 million in 2000. This increase was primarily due to the increase in income before taxes attributable to the factors discussed above and no material change in the Company's tax rate.

     Net income. Net income increased 12.3% from $19.3 million in 1999 to $21.7 million in 2000 because of the factors discussed above.

SEASONALITY

     The Company's quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth, or Fall quarter, and lowest in the third, or Summer quarter. In 2001, enrollments at the beginning of the Winter, Spring, Summer and Fall academic quarters were 12,005, 12,044, 9,379 and 14,009, respectively.

Costs generally are not affected by the seasonal factors and do not vary significantly on a quarterly basis. To some extent, however, instructional and educational support expenses are lower in the third quarter because fewer part-time faculty are needed.

     The following table sets forth the Company's revenues on a quarterly basis for the years ended December 1999, 2000 and 2001.

                                QUARTERLY REVENUE
                             (DOLLARS IN THOUSANDS)

                               1999               2000               2001
                        -----------------  -----------------  ------------------
  THREE MONTHS ENDED     AMOUNT   PERCENT  AMOUNT    PERCENT  AMOUNT    PERCENT
---------------------   --------  -------  -------  --------  --------- --------
March 31............    $ 18,914     27%   $ 21,128     27%   $23,644     25%
June 30.............      17,643     25      20,325     26     23,826     26
September 30........      12,866     19      14,691     19     18,222     20
December 31.........      20,353     29      22,070     28     27,184     29
                        --------    ---    --------    ---    -------    ---
     Total for Year.    $ 69,776    100%   $ 78,214    100%   $92,876    100%
                        ========    ===    ========    ===    =======    ===

LIQUIDITY AND CAPITAL RESOURCES

     As set forth below, during 2001, the Company generated significant cash from operations. Furthermore, the Company has no debt. In May 2001, the Company issued the Series A Convertible Mandatorily Redeemable Preferred Stock raising $150 million ($146.6 million, net of expenses) and sold marketable securities of $50.1 million to help fund the Company's $183 million self-tender offer of common stock. Capital expenditures for 2001 were $6.2 million and the Company paid $5.1 million in dividends to the common and preferred stockholders.

                             ABBREVIATED CASH FLOWS
                              (DOLLARS IN MILLIONS)


                                                        FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                     1999       2000      2001
                                                    -----      -----     -----
Net income                                         $19.3      $21.7     $22.8
Non-cash items                                       2.1        2.2       2.8
Gain on sale of marketable securities                 --         --      (0.9)
Student loans                                       (1.1)      (1.0)     (1.3)
Change in assets and liabilities                    (1.5)       4.4       4.4
                                                   -----      -----     -----
    Cash from operating activities                  18.8       27.3      27.8
Capital expenditures                                (4.8)      (4.4)     (6.2)
Common stock dividends - cash                       (3.3)      (3.8)     (3.1)
Preferred stock dividends - cash                      --         --      (2.0)
Sale (purchase) of marketable securities            (0.3)      (4.7)     50.1
Issuance of preferred stock, net                      --         --     146.6
Repurchase of common stock                         (17.7)      (2.0)   (183.0)
Proceeds from the exercise of stock options          0.9        0.6       1.5
Lease incentives                                      --         --       0.8
                                                   -----      -----     -----
    Net increase (decrease) in cash                ($6.4)     $13.0     $32.5
                                                   =====      =====     =====

    As set forth below, at December 31, 2001, the Company had cash and cash equivalents and marketable securities of $57.7 million compared to $75.1 million at December 31, 2000. Currently, the Company invests its cash in bank overnight deposits and money market funds. In addition, the Company has available a $10 million credit facility from a bank. The Company believes that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet the Company's requirements for at least the next 24 months.


                         CASH AND MARKETABLE SECURITIES
                              (DOLLARS IN MILLIONS)

                                                            AT DECEMBER 31,
                                                        1999    2000    2001
                                                       ------- ------- -------
Cash and cash equivalents                              $  12.2 $  25.2 $  57.7
Marketable securities                                     45.3    49.9      --
                                                       ------- ------- -------
    Total                                              $  57.5 $  75.1 $  57.7
                                                       ======= ======= =======
Investment and other income                            $   4.3 $   4.8 $   3.8
                                                       ======= ======= =======

     The Company has the following contractual commitments associated with operating leases and preferred stock cash dividends:


                                              PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                --------------------------------------------------------------------
                                     WITHIN 1 YEAR      2-3 YEARS     4-5 YEARS    AFTER 5 YEARS
                                --------------------------------------------------------------------
Operating Leases                       $ 4,780          $  7,663       $ 5,241       $  9,849

Preferred Stock Cash Dividends*          5,250            10,500        10,452         25,140
                                --------------------------------------------------------------------
Total                                  $10,030          $ 18,163       $15,693       $ 34,989
                                ====================================================================

* Common stock dividend payments, while not contractual commitments, have historically been paid by the Company.

IMPACT OF INFLATION

     Inflation has not had a significant impact on the Company's historical operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company is exposed to the impact of interest rate changes and may be exposed to changes in the market values of its future investments. The Company invests its excess cash in cash equivalents and marketable securities. At December 31, 2001, the Company's investments were in cash and cash equivalents including money market mutual funds and bank CD's. The Company has not used derivative financial instruments in its investment portfolio.

     Investments in money market mutual funds may adversely affect future earnings should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or, with future investments, the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of December 31, 2001, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Strayer Education, Inc.
     Report of Independent Accountants...................................    28

   Consolidated Balance Sheets as of December 31, 2000
     and 2001............................................................    29

   Consolidated Statements of Income for each of the three
     years in the period ended December 31, 2001.........................    30

   Consolidated Statements of Comprehensive Income for each
     of the three years in the period ended December 31, 2001............    30

   Consolidated Statements of Stockholders' Equity (Deficit) for each
     of the three years in the period ended December 31, 2001............    31

   Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 2001...................    32

   Notes to Consolidated Financial Statements............................    33

   Schedule II-- Valuation and Qualifying Accounts.......................    47


    All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders
Strayer Education, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Washington, D.C.
February 1, 2002

                             STRAYER EDUCATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               DECEMBER 31,
                                                                          ---------------------
                                                                            2000         2001
                                                                          ---------   ---------
                          ASSETS
Current assets:
  Cash and cash equivalents ...........................................   $  25,190   $  57,659
  Marketable securities available for sale, at fair value .............       5,918          --
  Short-term investments-- restricted .................................       1,008       1,046
  Tuition receivable, net of allowances for doubtful
     accounts of $489 and $457 in 2000 and 2001, respectively .........      15,264      19,012
  Other current assets ................................................         757         879
                                                                          ---------   ---------
          Total current assets ........................................      48,137      78,596
Student loans receivable, net of allowances for losses ................       7,288       8,392
Property and equipment, net ...........................................      19,469      23,100
Marketable securities available for sale, at fair value ...............      43,982          --
Other assets ..........................................................         263         400
                                                                          ---------   ---------
          Total assets ................................................   $ 119,139   $ 110,488
                                                                          =========   =========

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable ....................................................   $     769   $     792
  Accrued expenses ....................................................       1,325       1,652
  Income taxes payable ................................................         323       1,247
  Dividends payable ...................................................         995       1,855
  Unearned tuition ....................................................      17,983      23,204
                                                                          ---------   ---------
          Total current liabilities ...................................      21,395      28,750
Long-term liabilities .................................................          --         763
                                                                          ---------   ---------
          Total liabilities ...........................................      21,395      29,513
                                                                          ---------   ---------
Commitments and contingencies
Mandatorily redeemable convertible preferred stock, par
   value $.01; liquidation preference $151,988 (excluding
   accrued dividends); 8,000,000 shares authorized;
   5,845,676 Series A shares issued and outstanding in 2001 ...........          --     148,347
Stockholders' equity (deficit):
  Common stock, par value $.01; 20,000,000 shares
     authorized; 15,303,166 and 8,352,412 shares issued
     and outstanding in 2000 and 2001, respectively ...................         153          83
  Additional paid-in capital ..........................................      33,119       1,759
  Retained earnings (accumulated deficit) .............................      64,069     (69,214)
  Accumulated other comprehensive income ..............................         403        --
                                                                          ---------   ---------
          Total stockholders' equity (deficit) ........................      97,744     (67,372)
                                                                          ---------   ---------
          Total liabilities and stockholders' equity (deficit).........   $ 119,139   $ 110,488
                                                                          =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                FOR THE YEAR ENDED
                                                    DECEMBER 31,
                                            ---------------------------
                                              1999      2000      2001
                                            -------   -------   -------
Revenues ................................   $69,776   $78,214   $92,876
                                            -------   -------   -------
Costs and expenses:
  Instruction and educational support ...    25,082    28,187    33,699
  Selling and promotion .................     7,765     8,480    12,576
  General and administration ............     9,405    10,620    13,094
                                            -------   -------   -------
                                             42,252    47,287    59,369
                                            -------   -------   -------
  Income from operations ................    27,524    30,927    33,507
Investment and other income .............     4,302     4,756     3,791
                                            -------   -------   -------
  Income before income taxes ............    31,826    35,683    37,298
Provision for income taxes ..............    12,500    13,974    14,489
                                            -------   -------   -------
  Net income ............................   $19,326   $21,709   $22,809
Preferred stock dividends and accretion..        --        --     5,010
                                            -------   -------   -------
  Net income available to common
    stockholders ........................   $19,326   $21,709   $17,799
                                            =======   =======   =======
Net income per share:
  Basic .................................   $  1.25   $  1.42   $  1.62
  Diluted ...............................   $  1.23   $  1.41   $  1.55
Weighted average shares outstanding
  Basic .................................    15,506    15,324    10,970
  Diluted ...............................    15,711    15,451    14,737


                             STRAYER EDUCATION, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                FOR THE YEAR ENDED
                                                   DECEMBER 31,
                                          -----------------------------
                                            1999      2000        2001
                                          ------    -------     -------
Net income .........................      $19,326    $21,709    $22,809
Other comprehensive income (loss):
  Unrealized gains (losses) on
    investments, net of taxes.......         (204)      (136)        --
  Reclassification adjustment for
    realized gains included in net
    income, net of taxes............          --         --       (403)
                                          -------    -------    -------

Comprehensive income ...............      $19,122    $21,573    $22,406
                                          =======    =======    =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            RETAINED     ACCUMULATED
                                                       COMMON STOCK          ADDITIONAL     EARNINGS        OTHER
                                               --------------------------    PAID-IN      (ACCUMULATED  COMPREHENSIVE
                                                 SHARES          AMOUNT      CAPITAL        DEFICIT)       INCOME          TOTAL
                                               ------------   ------------  ------------  ------------   ------------  ------------
Balance, December 31, 1998 .................     15,774,477   $        158  $     50,470  $     30,274   $        743  $     81,645
  Exercise of stock options ................        133,203              1           903          --             --             904
  Repurchase of common stock ...............       (630,429)            (6)      (17,723)         --             --         (17,729)
  Dividends ($0.24 per share) ..............           --             --            --          (3,406)          --          (3,406)
  Tax benefit from exercise of stock
    options ................................           --             --             525          --             --             525
  Net unrealized losses on marketable
    securities .............................           --             --            --            --             (204)         (204)
  Net income ...............................           --             --            --          19,326           --          19,326
                                               ------------   ------------  ------------  ------------   ------------  ------------
Balance, December 31, 1999 .................     15,277,251            153        34,175        46,194            539        81,061
  Exercise of stock options ................         88,615              1           590          --             --             591
  Repurchase of common stock ...............        (62,700)            (1)       (2,028)         --             --          (2,029)
  Dividends ($0.25 per share) ..............           --             --            --          (3,834)          --          (3,834)
  Tax benefit from exercise of stock
    options ................................           --             --             382          --             --             382
  Net unrealized losses on marketable
    securities .............................           --             --            --            --             (136)         (136)
  Net income ...............................           --             --            --          21,709           --          21,709
                                               ------------   ------------  ------------  ------------   ------------  ------------
Balance, December 31, 2000 .................     15,303,166            153        33,119        64,069           403         97,744

  Exercise of stock options ................        224,246              2         1,493          --             --           1,495
  Repurchase of common stock including
     transaction costs of $3,671 ...........     (7,175,000)           (72)      (34,528)     (148,446)          --        (183,046)
  Preferred stock dividends and accretion ..           --             --            --          (5,010)          --          (5,010)
  Common stock dividends ($0.26 annually
    per share) .............................           --             --            --          (2,636)          --          (2,636)
  Tax benefit from exercise of stock
    options ................................           --             --           1,675          --             --           1,675
  Reclassification adjustment for realized
    gains included in net income............           --             --            --            --             (403)         (403)
  Net income ...............................           --             --            --          22,809           --          22,809
                                               ------------   ------------  ------------  ------------   ------------  ------------
Balance, December 31, 2001 .................      8,352,412   $         83  $      1,759  $    (69,214)  $       --    $    (67,372)
                                               ============   ============  ============  ============   ============  ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                            1999         2000         2001
                                                                         ---------    ---------    ---------
Cash flows from operating activities:
  Net income .........................................................   $  19,326    $  21,709    $  22,809
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization ...................................       1,894        2,063        2,643
     Provision for student loan losses ...............................         216          172          196
     Deferred income taxes ...........................................        (248)        (147)         144
     Gain on sale of marketable securities ...........................        --           --           (887)
  Changes in assets and liabilities:
     Short-term investments-- restricted .............................         (37)         (49)         (38)
     Tuition receivable, net .........................................      (3,185)        (267)      (3,748)
     Income taxes ....................................................         599          906        2,600
     Other current assets ............................................        (114)          42         (145)
     Other assets ....................................................         (97)          56         --
     Accounts payable ................................................          17          279           23
     Accrued expenses ................................................        (520)         902          327
     Unearned tuition ................................................       2,098        2,612        5,221
  Student loans originated or acquired ...............................      (5,124)      (5,499)      (7,313)
  Collections on student loans receivable ............................       3,996        4,475        6,013
                                                                         ---------    ---------    ---------
          Net cash provided by operating activities ..................      18,821       27,254       27,845
                                                                         ---------    ---------    ---------
Cash flows from investing activities:
  Purchases of property and equipment ................................      (4,851)      (4,388)      (6,274)
  Purchases of marketable securities .................................      (9,298)     (14,157)        --
  Maturities of marketable securities ................................       9,030        9,462       50,126
                                                                         ---------    ---------    ---------
          Net cash provided by (used in) investing activities.........      (5,119)      (9,083)      43,852
                                                                         ---------    ---------    ---------
Cash flows from financing activities:
  Common dividends paid ..............................................      (3,278)      (3,756)      (3,088)
  Preferred dividends paid ...........................................        --           --         (1,976)
  Lease incentives ...................................................        --           --            763
  Proceeds from exercise of stock options ............................         904          591        1,495
  Repurchase of common stock .........................................     (17,729)      (2,029)    (183,046)
  Issuance of preferred stock, net ...................................        --           --        146,624
                                                                         ---------    ---------    ---------
          Net cash used in financing activities ......................     (20,103)      (5,194)     (39,228)
          Net increase (decrease) in cash and cash                       ---------    ---------    ---------
            requirements .............................................      (6,401)      12,977       32,469
Cash and cash equivalents-- beginning of year ........................      18,614       12,213       25,190
                                                                         ---------    ---------    ---------
Cash and cash equivalents-- end of year ..............................   $  12,213    $  25,190    $  57,659
                                                                         =========    =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND NATURE OF OPERATIONS

     Strayer Education, Inc. (the "Company"), a Maryland corporation, conducts its operations through its subsidiaries, Strayer University, Inc. (the "University") and Education Loan Processing, Inc. ("ELP"). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its seventeen campuses in the District of Columbia, Maryland and Virginia. The Company has also been approved to offer its programs in North Carolina and plans to open three campuses in that state in 2002.

     In May 2001, the Company underwent a $150 million recapitalization and change of control transaction in which it issued 5,769,231 shares of its Series A Convertible Mandatorily Redeemable Preferred Stock of the Company to an investor group consisting of New Mountain Partners L.P. and DB Capital Investors, L.P. (collectively, the "Investors"). The Series A Convertible Mandatorily Redeemable Preferred Stock has an effective dividend yield of 5.43% and is convertible into common stock at a price of $26.00 per share, subject to adjustment under certain circumstances. (See Note 6 below.) The Company used the $150 million, together with approximately $36.4 million of its cash and marketable securities, to repurchase 7,175,000 shares of outstanding common stock of the Company from the Company's then CEO and majority stockholder at $25.00 per share.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, the University, ELP, and Professional Education, Inc. (which is currently an inactive subsidiary). All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of operating cash and cash invested in money market mutual funds and bank CD's. The Company places its cash and temporary cash investments with high quality credit institutions. The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

INVESTMENTS

     The Company's investments in marketable securities are considered "available-for-sale" and, as such are stated at fair value. The net unrealized gains and losses are reported as a component of accumulated comprehensive income in stockholders' equity (deficit). Realized gains or losses from the sale of marketable securities are based on the specific identification method.

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

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ELP's student loans receivable have been classified as non-current assets, consistent with industry practice. All of ELP's other assets and liabilities have been classified as current assets and current liabilities for consolidation purposes.

CONCENTRATION OF CREDIT RISK

     The Company places its cash and temporary cash investments in money market mutual funds and bank CD's with high credit quality institutions. At times cash and cash equivalent balances may be in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents.

     Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University's student base in the District of Columbia, Maryland, and Virginia. The University establishes an allowance for doubtful tuition accounts based upon historical trends and other information.

     Student loans are receivable from the University's students. The Company performs credit evaluations and requires cosigners in some instances to minimize credit risk.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $1,894,000, $2,063,000 and $2,643,000 for the years ended December 31, 1999,
2000, and 2001, respectively.

INCOME TAXES

     The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

NET INCOME PER SHARE

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows (in thousands):

                                                        1999    2000    2001
                                                       ------  ------  -----
Weighted average shares outstanding used to compute
  basic earnings per share.........................    15,506  15,324  10,970
Incremental shares issuable upon the assumed
  conversion of preferred stock....................        --      --   3,661
Incremental shares issuable upon the assumed
  exercise of stock options........................       205     127     106
                                                       ------  ------  ------
Shares used to compute diluted earnings per share..    15,711  15,451  14,737
                                                       ======  ======  ======

     Incremental shares issuable upon the assumed exercise of outstanding stock options is computed using the average market price during the related periods.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates included allowances for uncollectible accounts and student loans receivable, accrued expenses, and the provision for income taxes. Actual results could differ from those estimates.

COMPREHENSIVE INCOME

    Comprehensive income consists of net income and unrealized gains (losses) on investments in marketable securities, net of income taxes.



RECLASSIFICATION

     Certain amounts for the year ended December 31, 1999 have been reclassified to operating activities on the consolidated statements of cash flows to conform with the December 31, 2000 and 2001 presentations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"). FAS 141 supersedes Accounting Principles Board Opinion No. 16 Business Combinations. FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 supersedes Accounting Principles Board Opinion No. 17, "Intangible Assets". FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Goodwill and indefinite lived intangible assets can no longer be amortized, must be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001.

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

MARKETABLE SECURITIES

     The Company liquidated all of its investments in marketable securities and holds no investments as of December 31, 2001. The cost and fair value for each class of investments as of December 31, 2000 are as follows (in thousands):

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            2000
                                        -----------------------------------------
                                                    GROSS       GROSS
                                                 UNREALIZED  UNREALIZED    FAIR
                                          COST      GAINS      LOSSES      VALUE
                                        -------     -----       -----    --------
Certificates of deposit and money
  market funds......................    $20,580     $  --       $  --    $ 20,580
Fixed income investments............     20,591       183         124      20,650
Equity securities...................      8,068       651          49       8,670
                                        -------     -----       -----    --------
          Total.....................    $49,239     $ 834       $ 173    $ 49,900
                                        =======     =====       =====    ========

3.   PROPERTY AND EQUIPMENT

     The composition of property and equipment as of December 31, 2000 and 2001 is as follows (in thousands):

                                                                              ESTIMATED USEFUL
                                                         2000        2001      LIFE (YEARS)
                                                       --------    --------  ------------------
Land ................................................  $  2,772    $  2,772         --
Buildings ...........................................     5,414       9,988         40
Furniture and equipment .............................    13,921      14,229         5-7
Leasehold improvements ..............................     5,702       5,479         3-10
Vehicles ............................................        22          22          5
Construction in progress ............................     1,436          14         --
                                                       --------    --------
                                                         29,267      32,504
  Accumulated depreciation and amortization .........    (9,798)     (9,404)
                                                       --------    --------
                                                       $ 19,469    $ 23,100
                                                       ========    ========

     During 2001, fully depreciated assets of approximately $3 million were written off. In addition, $763,000 in leasehold improvements, paid by lessors as lease incentives, were capitalized during 2001.

4.  STUDENT LOANS RECEIVABLE

     The loans receivable under the Strayer Education Loan Program as of December 31, 2000 and 2001 are as follows (in thousands):


                                                      2000     2001
                                                    -------  -------
Student loans receivable outstanding, including
  accrued interest..............................    $ 7,753  $ 8,928
Allowance for loan losses.......................       (465)    (536)
                                                    -------  -------
     Student loans receivable, net..............    $ 7,288  $ 8,392
                                                    =======  =======


     The interest rate on these student loans is generally 7.5%. The Company believes the carrying value of the student loans approximates their fair value. The loans require a minimum monthly payment based on a percentage of the outstanding monthly balance, plus interest, while the student is in attendance. Upon the student's graduation or withdrawal, the loans become due in equal monthly installments based on a fixed payment plan.

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   STOCK OPTION PLAN

     In July 1996, the Company set aside 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan, which was amended at the May 2001 Annual Shareholders' Meeting to increase the shares authorized for issuance thereunder by 1,000,000 (as amended, "the Plan"). The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options to directors and employees and directors of the Company. Options may be granted to eligible employees of the Company at the discretion of the Board of Directors, at option prices based on the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors. The maximum term of the options was 5 years before the amendment and 7 years after the amendment. Stock option activity for the years ended December 31, 1999, 2000 and 2001 are as follows:

                                                               WEIGHTED-AVERAGE
                                        NUMBER OF SHARES        EXERCISE PRICE
                                        ----------------       ----------------
Balance, December 31, 1998........           443,762                $  6.67
  Grants..........................             2,759                   6.67
  Exercises.......................          (133,203)                  6.67
  Forfeitures.....................               --                      --
                                             -------                 -------
Balance, December 31, 1999........           313,318                   6.67
  Grants..........................               --                      --
  Exercises.......................           (88,615)                  6.67
  Forfeitures.....................               --                      --
                                             -------                 -------
Balance, December 31, 2000........           224,703                   6.67
  Grants..........................           930,000                  36.43
  Exercises.......................          (224,246)                  6.67
  Forfeitures.....................              (457)                  6.67
                                             -------                 -------
Balance, December 31, 2001........           930,000                $ 36.43
                                             =======                =======

     The number of shares exercisable as of December 31, 1999, 2000 and 2001 are as follows:

                                                              WEIGHTED-AVERAGE
                                         NUMBER OF SHARES       EXERCISE PRICE
                                        ------------------  -------------------
Exercisable, December 31, 1999              313,318               $     6.67
Exercisable, December 31, 2000              224,703               $     6.67
Exercisable, December 31, 2001                   --               $       --



     During 2001, new options were granted to thirteen key executives and directors in conjunction with the recapitalization that took place in May 2001 and the retention of a new senior management team. The weighted average exercise price per share of all options as of December 31, 2001 was $36.43. The options vest over 3 to 4 years with exercise prices ranging from $33.69 to $47.44. All options granted in 2001 expire in 2008 and have a weighted-average contractual life of 6.3 years as of December 31, 2001.

     The Company accounts for the fair value of its stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Plan, since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the options at the grant dates

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consistent with that method of accounting under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per share for the years ended December 31, 1999, 2000, and 2001 would have been decreased as indicated in the pro forma section below (in thousands):

                                                 1999         2000        2001
                                              ----------   ----------   ----------
As reported:
 Net income                                   $   19,326   $   21,709   $   22,809
 Net income available to common
   stockholders ...........................   $   19,326   $   21,709   $   17,799
 Net income per common share - Basic ......   $     1.25   $     1.42   $     1.62
 Net income per common share - Diluted.....   $     1.23   $     1.41   $     1.55

Pro forma:
 Net income                                   $   19,283   $   21,530   $   21,269
 Net income available to common
   stockholders ...........................   $   19,283   $   21,530   $   16,259
 Net income per common share - Basic ......   $     1.24   $     1.40   $     1.48
 Net income per common share - Diluted.....   $     1.23   $     1.39   $     1.44

     The fair value of each option granted in 1999 was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield of 1.0%; expected volatility of 47%; risk-free interest rate of 5.25%; expected term of 2.1 years. The weighted average fair value at date of grant was $25.55 per share. There were no new options granted in 2000. The fair value of each option granted in 2001 was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield of .7%; expected volatility of 47%; risk-free interest rate of 4.75% and an expected term of 5.31 years. The weighted average fair value at the date of grant was $16.68.

6.  TERMS OF THE SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In May 2001, the Company underwent a $150 million recapitalization and change of control transaction in which it issued 5,769,231 shares of its Series A Convertible Mandatorily Redeemable Preferred Stock (the "Series A Preferred Stock") of the Company to an investor group consisting of New Mountain Partners L.P. and DB Capital Investors, L.P. (collectively, the "Investors"). The Series A Preferred Stock has an effective dividend yield of 5.43% and is convertible into common stock at a price of $26.00 per share, subject to adjustment under certain circumstances. The Company used the $150 million, together with approximately $36.4 million of its cash and marketable securities, to repurchase 7,175,000 shares of outstanding common stock of the Company from the Company's then CEO and majority stockholder at $25.00 per share. The Series A Preferred Stock has the following material terms:

     Authorized

     A total of 8 million shares of Series A Preferred Stock, par value $.01, have been authorized, including shares to be reserved for the payment of dividends on the outstanding shares of Series A Preferred Stock. The original issuance of Series A Preferred Stock and all quarterly preferred stock dividends thereon through December 31, 2001 are reflected in the following table:

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                          SERIES A MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
                                       -------------------------------------------------------------------
                                                       SHARES                     AMOUNT
                                                                              (in thousands)
                                       -------------------------------------------------------------------
Balance, December 31, 2000                                  -                          -
Issuance of shares                                  5,769,231                   $150,000
Issuance costs                                                                    (3,375)
Dividends-paid in kind shares                          76,445                      1,988
Accretion of carrying value                                                         (266)
                                       -------------------------------------------------------------------
Balance, December 31, 2001                          5,845,676                   $148,347
                                       ===================================================================

     Series A Preferred Stock dividends and accretion are recorded based on an effective yield of 5.43% applied to the carrying value of the Series A Preferred Stock.

     Ranking

     The shares of Series A Preferred Stock rank, as to dividends and rights upon liquidation, dissolution, or winding up, senior to the common Stock and on a parity with each other.

     Dividends

     The holders of shares of Series A Preferred Stock are entitled to receive dividends prior to any amounts being paid on the common stock when, as, and if declared by the Board of Directors out of funds legally available therefore. Dividends on the Series A Preferred Stock are payable as follows:

     o From the original issuance date of the Series A Preferred Stock until May 15, 2006, dividends accrue at an annual rate of 7.0% of the sum of the liquidation amount, which is $26.00 per share, as adjusted, plus any accumulated and unpaid dividends, with 3.5% of the original investment amount payable in cash when the dividend is declared and the rest issued in additional shares and compounding quarterly until the Series A Preferred Stock either converts, is redeemed, or a liquidation event occurs.

     o Beginning on May 16, 2006, dividends accrue at an annual rate of 3.0% of the sum of the Liquidation Amount plus any accumulated and unpaid dividends, all of which are payable in cash when the dividend is declared.

     In addition, when and if the Board of Directors declares regular quarterly dividends on the common stock up to $0.065 per share, holders of Series A Preferred Stock are not entitled to participate in the common stock dividend. However, the Series A Preferred Stock will participate on an as-converted basis in any dividends on the common stock in excess of the regular quarterly dividends of $0.065 per share.

Conversion at the Option of the Holder

     The shares of Series A Preferred Stock are initially convertible, in whole or in part, at the option of the holder thereof, into shares of common stock at a conversion rate of one share of common stock for each share of Series A Preferred Stock, subject to adjustment for certain events, including stock splits, stock dividends, and dilutive issuances of capital stock.

Liquidation Rights

     Upon any liquidation, dissolution, or winding up of the Company, the holders of Series A Preferred Stock are entitled to a liquidation preference, prior to any amounts being paid on the common stock, in an amount equal to the greater of (1) the sum of $26.00 per share of Series A Preferred Stock plus

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compounded, accumulated but unpaid dividends (in each case, as adjusted for stock dividends, stock combinations, or similar events) and (2) the product of
(a) the price of the common stock calculated as the average of the daily closing prices for 5 consecutive trading days selected by the Board of Directors out of the 20 trading days preceding the date of the liquidation, dissolution, or winding up and (b) the number of shares of common stock to which the holders of Series A Preferred Stock would have been entitled if they had converted their shares.

Change of Control

     Upon any change of control of the Company, the holders of Series A Preferred Stock are entitled in each holder's sole discretion to elect to receive the liquidation amount per share plus accumulated and unpaid dividends. If no election is made, the holders retain their Series A Preferred Stock.

     Voting Rights

    Each holder of Series A Preferred Stock is entitled to the number of votes equal to the number of whole shares of common stock into which all of the holder's Series A Preferred Stock is convertible, with respect to all matters submitted for Stockholder approval. Except as provided by law or by the express terms of the Series A Preferred Stock, holders vote together with holders of the common stock as a single class. For so long as there are any shares of Series A Preferred Stock outstanding, the approval of the holders of at least a majority of the Series A Preferred Stock shall be required to take certain actions including:

     o Any reclassification of the Series A Preferred Stock or any amendment, alteration, or repeal of any provision of our charter or bylaws that adversely affects the holders of the Series A Preferred Stock;

     o The authorization, creation, or issuance of additional equity securities ranking senior to or on a par with the Series A Preferred Stock on liquidation or distributions or any security convertible into, or which provides a right to acquire, a senior or pari passu security;

     o Any issuance of shares of common stock at a per share price less than $26.00, subject to certain adjustments, including securities convertible into common stock at a per share conversion price less than $26.00; and

     o The declaration, payment, or making of any dividend or distribution on the common stock other than our regular quarterly dividend of $0.065 per share of common stock.

Redemption at the Company's Option

     The Series A Preferred Stock may not be redeemed at the option of the Company prior to May 15, 2004. From and after the third year until the fifth year that the Series A Preferred Stock is outstanding, so long as the common stock is listed on the New York Stock Exchange or the NASDAQ National Market, the Company may redeem it, in whole or in part, within 45 days of any period in which the closing price of the common stock for at least 20 consecutive trading days equals or exceeds 200% of the conversion price, which is initially $26.00 per share; provided that the 20 day period may not begin before May 15, 2004. After May 15, 2006, the Company may redeem the Series A Preferred Stock in whole or in part at its discretion. In either case, the redemption price of each share of Series A Preferred Stock is equal to the liquidation amount, plus accumulated and unpaid dividends. The decision of whether to redeem is to be made in the discretion of the directors not elected by the Investors.

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redemption at the Option of the Holder

     The holders of the Series A Preferred Stock may request that it be redeemed only:

     o   After the tenth anniversary of its issuance (May 15, 2011);
     o   Upon a change of control of the Company; or
     o   In the event the Company sells all or substantially all of its assets.

     Upon the occurrence of any of these events, a holder of Series A Preferred Stock may require the Company to redeem all or a part of that holder's shares of Series A Preferred Stock, at a purchase price equal to the liquidation amount, as adjusted, plus accumulated and unpaid dividends.

Registration Rights

Demand Registration

     The Company has agreed that if it is not eligible to use the short-form registration statement, Form S-3, it will register the resale of the securities held by the Investors upon their request, as follows:

     o The Company will not register the resale of securities more than two times;
     o The Company will not register the resale of securities more than once during any six month period; and
     o The aggregate offering price of the resale of securities must be at least $10 million.

     However, if the Company is eligible to use the short-form registration statement, Form S-3, the Investors shall also have the right to request registration on that form two times during any one year for a "shelf" registration permitted by Rule 415 under the Securities Act. A majority of the holders of the securities originally issued to the Investors is required to request the "shelf" registration.

     If the Company's Board of Directors determines that a requested registration statement would result in a disclosure of information that would materially and adversely affect any proposed or pending material transaction, the Company may delay the registration. No postponement may exceed 90 days and all postponements shall not exceed 120 days in the aggregate in any 12-month period.

     The Company may register securities for its own account or for the account of other stockholders in a registration requested by the Investors, so long as the inclusion of additional securities does not reduce the amount of securities that may be sold by the Investors.

     Securities registrable under the Registration Rights Agreement include the Series A Preferred Stock, the common stock and other securities, if any, issuable on conversion of the Series A Preferred Stock, the common stock, if any, purchased by the Investors in accordance with the options granted them by our former CEO and majority stockholder, and any securities issued to the Investors in accordance with their preemptive rights.

Piggy-back Registration

     Piggy-back registration means the rights of the holders of the registration rights to include their shares in a registration filed by the Company for its own account or in a registration the Company has filed upon the request of other stockholders. The Company has granted the Investors unlimited piggy-back registration rights.

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenses

     The Company will bear all the expenses of the registration, other than any fees and disbursements of the underwriters that are customarily borne by selling Stockholders and all underwriting discounts, commissions, and transfer taxes relating to the securities sold by the Investors.

Indemnification

     The Company has agreed to indemnify the Investors against any losses, including fees and expenses, which may arise out of an untrue statement or an omission of a material fact in any registration statement, other than untrue statements that were provided in writing by the Investors or omissions of material facts from statements provided in writing by the Investors for inclusion in the registration statement. Each Investor, severally and not jointly, has agreed to indemnify the Company and any underwriters participating in the registration statement against any losses that may arise out of any untrue statement that was provided in writing by that Investor or omissions of material facts from statements provided in writing by that Investor for inclusion in the registration statement. The amounts owed by the Investors under this indemnification obligation shall not exceed the proceeds the Investors received from the sale of securities under the registration statement.

Transferability of Registration Rights

     The Investors may freely transfer the registration rights to any of their affiliates. The Investors may also transfer the registration rights to any other person to whom the Investors or their affiliates transfer shares of Series A Preferred Stock or the common stock into which the Series A Preferred Stock converts having any aggregate purchase price or liquidation amount of at least $10 million.

OTHER TERMS OF SERIES A PREFERRED STOCK

Corporate Governance

     Pursuant to the terms of the Series A Preferred Stock, the holders of the Series A Preferred Stock are initially entitled to elect one-half of the Company's Board of Directors. The percentage of the Company's Board of Directors that the holders of the Series A Preferred Stock may elect decreases as the number of shares of Series A Preferred Stock outstanding decreases in the following manner:

      % OF SERIES A PREFERRED STOCK
         ORIGINALLY ISSUED STILL            % OR NUMBER OF
               OUTSTANDING                    DIRECTORS
               -----------                    ---------
              90% and Above                      50%
               50% to 89.9%                      40%
               25% to 49.9%                      25%
               10% to 24.9%               At Least 1 member
                0% to 9.9%                       none

     In addition, in the event that the Company fails to pay the redemption price for the Series A Preferred Stock in connection with a proper redemption request in an amount at least equal to $30 million, the holders of the Series A Preferred Stock will be able to elect a majority of the Company's Board of Directors until the redemption price is paid.

     Any significant changes in the Company's ownership and control could require U.S. Department of Education or other regulatory agency approval.

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition to any other Board of Directors or stockholder action that may be required, the approval of a majority of the directors elected by the holders of the Series A Preferred Stock will be required in order for the Company to take certain actions, including:

     o Any authorization or issuance, reclassification, repurchase, redemption, or other acquisition of any of our equity securities or any other securities exercisable for or convertible into any equity securities;
     o Any issuance or incurrence of indebtedness that would result in the Company having in excess of an aggregate of $25 million of indebtedness outstanding;
     o Any liquidation, dissolution, winding up, or reorganization of the Company;

     o Any transaction or series of related transactions involving a change of control or the sale of all or substantially all of the Company's equity or assets, or any acquisition, disposition, or other business combination involving consideration in excess of $20 million;
     o   Any amendment to the Company's charter or bylaws; and
     o The removal or replacement of, or the establishment of the level or form of compensation payable to, the Company's chief executive officer, chief operating officer or chief financial officer.

Preemptive Rights

     The holders of the Series A Preferred Stock have the right to purchase their pro rata portion of new equity securities the Company issues, other than certain exempt issuances.

7.  LONG-TERM LIABILITY

     In conjunction with the opening of new campuses in Chesapeake, VA and Newport News, VA during 2001, the Company was reimbursed by the lessors for improvements made to the leased properties in the amount of $763,000. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from 5 to 10 years.

8.  OTHER EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) profit sharing trust covering all eligible employees of the Company. Participants may defer a percentage of their salaries or make contributions up to 10% of their base compensation. Employee contributions are voluntary. Discretionary contributions were made by the Company in the fourth quarter of each year, and were $186,000, $195,000 and $205,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

     In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (ESPP). Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 90 percent of its market value at the date of purchase. Purchases are limited to 10 percent of an employee's eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. During 1999, 2000 and 2001, 11,962, 10,297 and 6,540 shares, respectively, were purchased in the open market for employees, at average prices of $26.13, $23.93 and $42.44 per share, respectively.

9.  COMMITMENTS AND CONTINGENCIES

     The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As of December 31, 2001 the Company had long-term operating leases for fourteen of its campuses and other administrative locations. Rent expense was $4,227,000, $4,770,000 and $5,533,000 for the years ended December 31, 1999,
2000 and 2001, respectively. Prior to the purchase of three of these campuses in February 2002, the Washington D.C. campus and three of the Virginia campuses were leased from entities affiliated with the Company's former CEO and majority stockholder. Rent paid to these entities was $2,040,000, $1,836,600 and $1,946,000 for the years ended December 31, 1999, 2000 and 2001, respectively. During 1999, the Company acquired its Takoma Park Campus for $1,024,000 and in February 2002, the Company acquired the Washington D.C., Manassas, VA and Woodbridge, VA campuses for an aggregate of $12,000,000 from entities affiliated with the Company's former CEO and majority stockholder. Accordingly, only one lease remains outstanding with affiliates of the Company's former CEO and majority stockholder. This lease involved total payments of $320,000 in 2001 and expires in 2006.


     The rents on the Company's leases are subject to annual increases based on a stipulated price index. The minimum rental commitments for the Company as of December 31, 2001, excluding commitments related to the three campuses purchased from the Company's former CEO and majority stockholder in February 2002, are as follows (in thousands):

                                                    TOTAL AMOUNT PAYABLE
                                    TOTAL             TO RELATED PARTIES
                                  -------           ---------------------
                    2002......    $  4,780                   $338
                    2003......       4,339                    348
                    2004......       3,324                    358
                    2005......       3,000                    369
                    2006......       2,241                    156
                    Thereafter       9,849                     --
                                  --------                 ------
                                  $ 27,533                 $1,569
                                  ========                 ======

     In addition, the Company has a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company does not pay a fee for this facility. There have been no borrowings by the Company under the credit facility.

     On October 2, 1998, the Board of Directors authorized the Company to repurchase up to five percent of its outstanding common stock at market prices, not to exceed a total cost of $24 million. The timing of stock purchases are made at the discretion of management. The Company repurchased 630,429 shares and 62,700 shares during the years ended December 31, 1999 and 2000, respectively. During the year 2000, the Board authorized an additional stock repurchase program in an amount of up to $40,000,000. The Company suspended the repurchase plan from February to September of the year 2000 and again in December of 2000. No shares were repurchased during 2001. No share repurchase plan is currently authorized by the Board of Directors.

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  INCOME TAXES

     The income tax provision for the years ended December 31, 1999, 2000 and 2001 is summarized below (in thousands).

                        1999       2000      2001
                     ---------  --------- -------
        Current:
          Federal    $ 10,453   $ 11,637  $ 12,123
          State..       2,295      2,484     2,222
                     --------   --------  --------
                       12,748     14,121    14,345
                     --------   --------  --------
        Deferred:
          Federal        (203)      (132)      129
          State..         (45)       (15)       15
                     --------   --------  --------
                         (248)      (147)      144
                     --------   --------  --------
                     $ 12,500   $ 13,974  $ 14,489
                     ========   ========  ========

     The tax effects of the principal temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows as of December 31, 2000 and 2001 (in thousands):

                                                 2000    2001
                                                ------  ------
      Tuition receivable and student loans...   $  372  $  387
      Property and equipment.................      283     140
      Accrued vacation payable...............       50      34
      Unrealized gains on marketable
        securities...........................     (258)     --
                                                ------  ------
      Net deferred tax asset.................   $  447  $  561
                                                ======  ======

     A reconciliation between the Company's statutory tax rate and the effective tax rate for the years ended December 31, 1999, 2000, and 2001 is as follows:

                                                   1999   2000   2001
                                                  ------ ------ ------
          Statutory federal rate...............     35%    35%    35%
          State income taxes, net of federal         5%     5%     4%
          benefits.............................
          Effect of prior year accruals........     (1%)   (1%)    0%
                                                  ------ ------ ------
          Effective tax rate...................     39%    39%    39%
                                                  ====== ====== ======

     Cash payments for income taxes were $12,674,000 in 1999, $13,628,000 in 2000 and $11,649,000 in 2001.

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly financial information for 2000 and 2001 is as follows (in thousands except per share data):

                                                                      QUARTER
                                                        -------------------------------------
                   2000                                  FIRST    SECOND     THIRD    FOURTH
     ------------------------------------------------   -------   -------   -------   -------
     Total revenues .................................   $21,128   $20,325   $14,691   $22,070
     Income from operations .........................    10,423     8,432     2,192     9,880
     Net income .....................................     6,810     5,878     2,126     6,895
     Net income per share:
       Basic ........................................   $  0.45   $  0.38   $  0.14   $  0.45
       Diluted ......................................   $  0.44   $  0.38   $  0.14   $  0.45


                                                                      QUARTER
                                                        -------------------------------------
                    2001                                 FIRST    SECOND     THIRD   FOURTH
     ------------------------------------------------   -------   -------   -------   -------
     Total revenues .................................   $23,644   $23,826   $18,222   $27,184

     Income from operations .........................    11,459     9,262     2,744    10,042
     Net income .....................................     8,137     6,248     2,008     6,416
     Net income available to
      common stockholders ...........................     8,137     5,293        11     4,358
     Net income per share:
       Basic ........................................   $  0.53   $  0.45   $  0.00   $  0.52
       Diluted ......................................   $  0.53   $  0.42   $  0.14   $  0.45

                             STRAYER EDUCATION, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                             BALANCE                                          BAD DEBT
                                             BEGINNING   ADDITIONS                BALANCE     EXPENSE
                                                OF       CHARGED TO                END OF    AS A % OF
              DESCRIPTION                     PERIOD      EXPENSE      DEDUCTIONS  PERIOD     REVENUE
              -----------                     ------      -------      ----------  ------     -------
   Deduction from asset account:
     Allowance for doubtful accounts:
        Year ended December 31, 2001         $    489     $  1,578      $(1,610)  $    457      1.7%
        Year ended December 31, 2000              605        2,147       (2,263)       489      2.7%
        Year ended December 31, 1999              295        1,695       (1,385)       605      2.4%
     Allowance for loan losses:
        Year ended December 31, 2001              465          196         (125)       536
        Year ended December 31, 2000              411          172         (118)       465
        Year ended December 31, 1999              353          216         (158)       411


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the executive officers and directors of the Company:

          NAME                           AGE           POSITION
          ----                           ---           --------
DIRECTORS
Steven B. Klinsky.................        45    Chairman of the Board
Robert S. Silberman...............        44    Chief Executive Officer, President, Director
Charles Ayres.....................        42    Director
Dr. Charlotte F. Beason...........        54    Director
William E. Brock..................        71    Director
David A. Coulter..................        54    Director
Gary Gensler......................        44    Director
Robert R. Grusky..................        44    Director
Todd A. Milano....................        49    Director
G. Thomas Waite, III..............        50    Director
J. David Wargo....................        48    Director

EXECUTIVE OFFICERS
Scott W. Steffey..................        40    Executive Vice President and Chief Operating Officer
Mark C. Brown.....................        43    Senior Vice President and Chief Financial Officer
Steven A. McArthur................        44    Senior Vice President and General Counsel
Kevin P. O'Reagan.................        42    Vice President and Chief Technology Officer
Lysa Hlavinka.....................        35    Vice President, Marketing
Robert E. Farmer..................        63    Vice President, Human Resources, Administration and Training
Dina B. West .....................        35    Controller

DIRECTORS
---------

     The biographical information regarding the Company's Directors required by this Item is hereby incorporated by reference from the information to be continued under the captions "Nominees for Common Stock Directors" and "Information Concerning Preferred Stock Directors" contained in the Company's Proxy Statement which will be filed no later than 120 days following December 31, 2001.

EXECUTIVE OFFICERS
------------------

     Robert S. Silberman, 44, has been President and Chief Executive Officer of Strayer Education, Inc. since March 2001. Mr. Silberman was Executive in Residence at New Mountain Capital, LLC from August 2000 to March 2001. From 1995 to 2000, Mr. Silberman served as President and Chief Operating Officer (and in certain other capacities) of CalEnergy Company, Inc. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Mr. Silberman has been a Director of the Company since March 2001 and is a Member of the Board's Executive Committee.

     Scott W. Steffey, 40, joined the Company in March 2001 after serving as an Executive in Residence at New Mountain Capital, LLC from March 2000 to
March 2001. Prior to that, Mr. Steffey served for four years as Vice Chancellor of the State University of New York, the largest public post-secondary higher education system in the world. He is also the founder of the Charter Schools Institute, an organization that establishes competitive K-12 schools in New York state dedicated to providing improved educational opportunities for economically disadvantaged students. Previously, Mr. Steffey held senior management positions at NYNEX Corporation and American Express Company.

     Mark C. Brown, 43, joined the Company in August 2001 as its Senior Vice President and Chief Financial Officer. He was most recently the Chief Financial Officer of The Kantar Group, the information and consultancy division of WPP Group, the multi-national communications services company. Prior to that, for nearly 12 years, Mr. Brown held a variety of management positions at PepsiCo Inc. including Director of Corporate Planning for Pepsi Bottling Group and Business Unit Chief Financial Officer for Pepsi-Cola International. Mr. Brown is a CPA who started his career with PricewaterhouseCoopers.

     Steven A. McArthur, 44, joined Strayer in May 2001 as its Senior Vice President and General Counsel. Mr. McArthur is responsible for oversight of all legal matters for the Company and coordinating with other responsible officers on various regulatory, administrative, employee benefit, real estate, leasing and insurance matters. Mr. McArthur previously served as Senior Vice President and General Counsel to MidAmerican Energy Holdings Company, a Fortune 500 diversified holding company and a number of its public company subsidiaries. Mr. McArthur has over 17 years of experience advising various public companies in the areas of regulatory compliance, mergers and acquisitions, financings and related legal matters.

     Kevin P. O'Reagan, 42, has been active in the technology field for the past 18 years, and joined the Company in May 2001. He started his career with Andersen Consulting and later joined Prudential Mortgage as the Director of Technology. He most recently was the Chief Technology Officer of the RIA Group of the Thompson Corporation. Mr. O'Reagan has also developed and taught courses at the post-graduate level as an adjunct faculty member at The Johns Hopkins University in its Information Technology Program.

     Lysa Hlavinka, 35, has been working in the for-profit education field for the past 11 years, and joined the Company in May 2001. She started her career as an account executive at an advertising agency and joined the University of Phoenix in 1990. As that company grew, Ms. Hlavinka held positions as Marketing Manager, Director of Administrative Services, and, most recently, National Director of Advertising. While at the University of Phoenix, she taught marketing and public relations courses as an adjunct faculty member.

     Robert E. Farmer, 63, is Vice President of Human Resources, Administration and Training of the University, a position to which he was appointed in 2001. Previously, Mr. Farmer was the Director of Operations (in 2000) and previously Director of Human Resources, a position he held since 1995. Mr. Farmer was the Campus Coordinator of the Arlington campus from 1992 until 1995, and was the Director of Admissions at that campus from 1990 to 1992. Mr. Farmer is a certified Professional in Human Resources (PHR).

     Dina B. West, 35, joined the Company in January 2002 as the Company's Controller. Ms. West is responsible for the daily operations of the Company's accounting department under the supervision of Mark Brown, Chief Financial Officer. Ms. West previously served as Senior Manager for internal reporting within Nextel International, Inc. and as Assistant Controller for Manugistics, Inc. Ms. West is a CPA and MBA who began her career with Ernst & Young.

     Directors of the Company are elected at the annual meeting of stockholders and serve until their successors are duly elected and qualified or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors.

CERTAIN SIGNIFICANT EMPLOYEES OF THE UNIVERSITY

     The following information is supplied with respect to certain other significant employees of the University:

NAME                                   AGE    POSITION
----                                   ---    --------
Dr. Donald R. Stoddard............     65     University President
Dr. J. Chris Toe..................     47     University Provost and Academic Dean
James F. McCoy....................     42     Regional Director - Southern Virginia and North Carolina
Michael O. Williams...............     48     Regional Director - Northern Virginia and Washington, D.C.
Betty G. Shuford..................     60     Regional Director - Maryland
Robert L. Gustavus................     59     Director, Strayer ONLINE

Marjorie Arrington ...............     40     Director of Financial Aid and Compliance
David A. Moulton .................     49     Director of Libraries
Randi S. Reich ...................     28     Director of Corporate and Institutional Alliances
Cyndi L. Wastler .................     36     Director of Academic Records

     Dr. Donald R. Stoddard, Ph.D., 65, is the President of Strayer University. He was a director of the Company from July 1996 to July 1997. Dr. Stoddard has been a member of the Board of Trustees of the University since 1995. Dr. Stoddard was a Professor, Department of English, Anne Arundel Community College from 1990 to 1997. From 1979 to 1990, Dr. Stoddard was the Coordinator, Collegiate Institutional Approval, of the Maryland Higher Education Commission.

     Dr. J. Chris Toe, 47, is the University's Provost and Academic Dean. Dr. Toe has spent 25 years in government, international business, and higher education. Eight of his 14 years in higher education have been at Strayer, which he joined in 1993. He began his career as an economist in the West African republic of Liberia and served on the economics faculty at Texas Tech University in Lubbock, Texas for many years. Prior to becoming Provost, Dr. Toe managed enrollment and student services, and graduate programs at the University. He has been a Professor and Campus Dean, and he still teaches a graduate research class.

     James F. McCoy, 42, is the University's Regional Director-Southern Virginia and North Carolina with oversight responsibilities for all administrative functions of that Region's campuses, including student enrollment, retention, collection of revenue and budget. Mr. McCoy has been active in proprietary education for the past 19 years, and joined Strayer in 1994. He has worked with several school systems including Phillips and Branell in management capacities at both the campus and corporate levels. Mr. McCoy has extensive experience in new campus start-ups., P&L management, and accreditation and compliance regulations. In addition, he has management experience in both the administrative and academic operations of a campus.

     Michael O. Williams, 48, is the University's Regional Director-Northern Virginia and Washington D.C. with oversight responsibilities for all administrative functions of that Region's campuses, including student enrollment, retention, collection of revenue and budget. Mr. Williams has been employed at the University since 1992. Mr. Williams, an alumnus of the graduate program at Strayer University, was a former Campus Coordinator of the Washington Campus, 1995-2000, and previously an admissions representative.

     Betty G. Shuford, 60, is the University's Regional Director-Maryland, with oversight responsibilities for all administrative functions of that Region's campuses, including student enrollment, retention, collection of revenue and budget. Ms. Shuford has been with Strayer University for nineteen years. She previously served in a number of positions, including Administrative Dean and Campus Manager at four different campuses.

     Robert Gustavus, 59, is the University's Director of Strayer ONLINE. Mr. Gustavus has spent over thirty-five years in government, the commercial sector, and higher education. He has extensive teaching and administrative experience in higher education. Mr. Gustavus was an adjunct faculty member for a local community college and the University of Virginia prior to joining Strayer University as a full-time faculty member in 1995. Prior to becoming the Director of ONLINE, he was a Campus Dean and Academic Dean responsible for seven campuses. He has taught classes online for over two years and is completing his doctoral degree with an emphasis in Instructional Technology.

     Marjorie Arrington, 40, is the University's Director of Financial Aid and Title IV Compliance. Ms. Arrington is responsible for administering the University's Title IV programs and insuring that all University practices in this area comply with the applicable administrative and regulatory standards required by the HEA. Ms. Arrington has been actively involved with the state, regional and national associations of student financial aid administrators and the U.S. Department of Education. Ms. Arrington has over 17 years of experience in the administration of Title IV funds.

     David A. Moulton, 49, is the University's Director of Libraries. Mr. Moulton is responsible for library services and collections at all campus locations and for supporting online library services for remote users. Mr. Moulton oversees the operations of the Wilkes Library at the main campus in Washington, D.C. and works with the Learning Resource Center officers at each campus. Mr. Moulton has been employed by Strayer University for 26 years serving as Evening Librarian and Assistant Librarian before assuming his present duties in 1989. Mr. Moulton has held membership in the American Library Association for over 25 years and has been a member of the Virginia Library Association for 15 years.

     Randi S. Reich, 28, is the University's Director of Corporate and Institutional Alliances. Ms. Reich is responsible for outreach to corporations, government, military and organizations. In her role, she develops sponsorship arrangements between Strayer and these organizations that allows them to provide e-learning, corporate education and training offerings to their employees in the developing Corporate University market place. Prior to joining Strayer, Ms. Reich co-founded and managed business and strategic development for Mascot Network, an application service provider serving the higher education market with an "enterprise portal". Ms. Reich also served several years in city government with the City of New York as the Assistant Director in the Mayor's Office of Transportation and also worked at Boston Consulting Group.

     Cyndi L. Wastler, 36, is the University's Director of Academic Records. Mrs. Wastler is responsible for the oversight of the University's Transcript Evaluation Center, the Records Office, Veterans Services, and the warehouse. In addition, she also works with other University administrators on regulatory and compliance matters that affect the University. Mrs. Wastler has been with the University for eleven years working within in the Academic Records Office. Previously, Mrs. Wastler was in retail sales management.

COMPENSATION OF THE BOARD OF DIRECTORS

     The information required by this Item relating to Compensation and Committees of the Board of Directors is hereby incorporated by reference from the information contained under those respective captions in the Company's Proxy Statement which will be filed no later than 120 days following December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference from the information to be contained under the caption "Compensation" in the Company's 2001 Proxy Statement which will be filed no later than 120 days following December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this Item relating to Section 16(a) Beneficial Ownership Reporting Compliance and Security Ownership of Certain Beneficial Owners and Management is hereby incorporated by reference from the information contained under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement which will be filed no later than 120 days following December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

     The information required by this Item relating to Certain Relationships and Related Party Transactions is hereby incorporated by reference from the information contained under the caption "Certain Transactions with Former Management" in the Company's Proxy Statement which will be filed no later than 120 days following December 31, 2001.

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

     (a)(3) Exhibits

          EXHIBIT
          NUMBER                           DESCRIPTION
          --------      -------------------------------------------------------
          3.01+    --   Amended Articles of Incorporation and Articles
                        Supplementary of the Company.
          3.02*    --   Amended and Restated Bylaws of the Company.
          4.01*    --   Specimen Stock Certificate.
          4.02+    --   Registration Rights Agreement, dated as of May 15, 2001,
                        by and among New Mountain Partners, L.P. and DB Capital
                        Investors, L.P. and Strayer Education, Inc.
         10.01**   --   Preferred Stock Purchase Agreement, dated as of November
                        28, 2000, by and among Strayer Education, Inc., New
                        Mountain Partners, L.P. and DB Capital Investors, L.P.
         10.02**   --   Support and Option Agreement, dated as of November 28,
                        2000, by and among Strayer Education, Inc., Ron K.
                        Bailey, Beverly W. Bailey, and New Mountain Partners,
                        L.P. and DB Capital Investors, L.P.
         10.03+    --   Employment Agreement, dated as of April 6, 2001, between
                        Strayer Education, Inc. and Robert S. Silberman.
         10.04+    --   Real Estate Purchase Agreement, dated as of January 31,
                        2002, by and among KKB, L.L.C., and Central
                        Investments, Inc., and Strayer University, Inc.
         10.05 *** --   1996 Amended Stock Option Plan.
         21.01+    --   Subsidiaries of Registrant.
         23.01     --   Consent of PricewaterhouseCoopers LLP.
         24.01     --   Power of Attorney (contained in signature page).

----------
* Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 833-3967).

** Filed as an exhibit to the Registrant's Proxy Statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission on February 14, 2001.

*** Filed as an exhibit to the Registrant's Proxy Statement for the 2001 Annual
    Meeting filed with the Securities and Exchange Commission on April 27, 2001.

  + Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       STRAYER EDUCATION, INC.

                                       By:        /s/  Robert S. Silberman
                                          --------------------------------------
                                                    ROBERT S. SILBERMAN
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: March 27, 2002

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Silberman and Steven A. McArthur and Mark C. Brown, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the date indicated.

       SIGNATURES                   TITLE                      DATE
       ----------                   -----                      ----

 /s/ ROBERT S. SILBERMAN      Chief Executive Officer      March 27, 2002
---------------------------   and Director (Principal
  (ROBERT S. SILBERMAN)       Executive Officer)


    /s/ MARK C. BROWN         Chief Financial Officer      March 27, 2002
---------------------------   (Principal Financial and
     (MARK C. BROWN)          Accounting Officer)


  /s/ CHARLES AYRES           Director                     March 27, 2002
---------------------------
     (CHARLES AYRES)


  /s/ CHARLOTTE BEASON        Director                     March 27, 2002
---------------------------
   (CHARLOTTE BEASON)


                              Director
---------------------------
   (DAVID B. COULTER)


  /s/ WILLIAM E. BROCK        Director                     March 27, 2002
---------------------------
   (WILLIAM E. BROCK)


    /s/ GARY GENSLER          Director                     March 27, 2002
---------------------------
     (GARY GENSLER)


  /s/ ROBERT R. GRUSKY        Director                     March 27, 2002
---------------------------
   (ROBERT R. GRUSKY)


  /s/ STEVEN B. KLINSKY       Director                     March 27, 2002
---------------------------
    (STEVEN B. KLINSKY)


   /s/ TODD A. MILANO         Director                     March 27, 2002
---------------------------
    (TODD A. MILANO)


/s/ G. THOMAS WAITE, III      Director                     March 27, 2002
---------------------------
 (G. THOMAS WAITE, III)


   /s/ J. DAVID WARGO                                      March 27, 2002
---------------------------   Director
    (J. DAVID WARGO)