Form 10-Q
period 2002-03-31
STRAYER EDUCATION INC
filed 2002-05-08
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2002
                           COMMISSION FILE NO. 0-21039

                             STRAYER EDUCATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)

                    Maryland                                52-1975978

(State or other jurisdiction of incorporation            (I.R.S. Employer
               or organization)                         Identification No.)

         1100 Wilson Blvd., Suite 2500
                 Arlington, VA                                 22209

    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:       (703) 247-2500

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / / THE REGISTRANT BECAME SUBJECT TO SUCH FILING REQUIREMENTS ON JULY 25, 1996.

AS OF MARCH 31, 2002, THERE WERE OUTSTANDING 8,352,412 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART I-- FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Unaudited Condensed Consolidated Balance Sheets at
               December 31, 2001 and March 31, 2002                                        3

               Unaudited Condensed Consolidated Statements of Income
               for the three months ended March 31, 2001 and 2002                          4

               Unaudited Condensed Consolidated Statements of Comprehensive Income
               for the three months ended March 31, 2001 and 2002                          4

               Unaudited Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 2001 and 2002                          5

               Notes to Unaudited Condensed Consolidated Financial Statements              6

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              10

  Item 3.      Quantitative and Qualitative
               Disclosures About Market Risk                                              12

PART II--OTHER INFORMATION

  Items 1-6,   Exhibits and Reports on Form 8-K                                           13

SIGNATURES                                                                                14

                             STRAYER EDUCATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)
                                     ASSETS

                                                                       At December 31,                March 31,
                                                                            2001                        2002
                                                                       ---------------               -----------
                                                                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents                                               $ 57,659                    $ 54,405
  Short-term investments - restricted                                        1,046                       1,048
  Tuition receivable, net of allowances for doubtful accounts               19,012                      21,215
  Other current assets                                                         879                       1,425
                                                                       -----------                 -----------
       Total current assets                                                 78,596                      78,093
Student loans receivable, net of allowances for losses                       8,392                       8,917
Property and equipment, net                                                 23,100                      35,066
Other assets                                                                   400                         412
                                                                       -----------                 -----------
       Total assets                                                       $110,488                    $122,488
                                                                       ===========                 ===========

                   LIABILITES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                       $    792                  $      320
   Accrued expenses                                                          1,652                       2,344
   Dividends payable                                                         1,855                       1,855
   Unearned tuition                                                         23,204                      26,157
   Income taxes payable                                                      1,247                       4,557
                                                                       -----------                 -----------
       Total current liabilities                                            28,750                      35,233
                                                                       -----------                 -----------
Deferred lease incentives                                                      763                         734

Mandatorily redeemable convertible Series A preferred stock, par value $.01; 8,000,000 shares authorized; 5,845,676 and
    5,897,495 shares issued and outstanding at December 31, 2001
    and March 31, 2002, respectively                                       148,347                     149,050

Stockholders' equity (deficit):
   Common Stock, par value $.01; 8,352,412
      shares issued and outstanding
      at December 31, 2001 and March 31, 2002                                   83                          83
   Additional paid-in capital                                                1,759                       1,759
   Retained earnings (accumulated deficit)                                 (69,214)                    (64,371)
                                                                       -----------                 -----------
        Total stockholders' equity (deficit)                               (67,372)                    (62,529)
                                                                       -----------                 -----------
        Total liabilities and stockholders' equity (deficit)              $110,488                    $122,488
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

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     For the three months
                                                       ended March 31,
                                                 -----------------------------
                                                    2001              2002
                                                 -----------       -----------
Revenues                                           $ 23,644          $ 29,698
                                                 -----------       -----------
Costs and expenses:
Instruction and educational support                   7,509             9,641
Selling and promotion                                 2,259             3,733
General and administration                            2,417             4,506
                                                 -----------       -----------
                                                     12,185            17,880
                                                 -----------       -----------
Income from operations                               11,459            11,818
Investment and other income                           1,903               363
                                                 -----------       -----------
Income before income taxes                           13,362            12,181
Provision for income taxes                            5,225             4,751
                                                 -----------       -----------
Net income                                            8,137             7,430
Preferred stock dividends and accretion                  --             2,016
                                                 -----------       -----------
Net income available to common stockholders          $8,137            $5,414
                                                 ===========       ===========
Basic net income per share                           $ 0.53            $ 0.65
                                                 ===========       ===========
Diluted net income per share                         $ 0.53            $ 0.52
                                                 ===========       ===========

                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)

                                                     For the three months
                                                        ended March 31,
                                                  ----------------------------
                                                     2001             2002
                                                  -----------      -----------
Net income                                            $8,137           $7,430
Other comprehensive income:
      Reclassification adjustment for realized
      Gains included in net income                      (403)              --
                                                  -----------      -----------
Comprehensive income                                  $7,734           $7,430
                                                  ===========      ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                                                                 For the three months ended
                                                                                          March 31,
                                                                                ------------------------------
                                                                                   2001              2002
                                                                                -------------     ------------
Cash flow from operating activities
  Net income                                                                          $8,137           $7,430
  Adjustments to reconcile net income to net cash provided by activities
       Depreciation and amortization                                                     608              790
  Changes in assets and liabilities
       Short-term investments - restricted                                                (5)              (2)
       Tuition receivable, net                                                        (2,336)          (2,203)
       Other current assets                                                              (20)            (546)
       Other assets                                                                       --              (12)
       Accounts payable                                                                  (64)            (472)
       Accrued expenses                                                                1,946              692
       Income taxes payable                                                            4,952            3,310
       Unearned tuition                                                                3,382            2,953
  Student loans originated                                                            (1,833)          (2,290)
  Collections on student loans receivable                                              1,299            1,764
                                                                                -------------     ------------
           Net cash provided by operating activities                                  16,066           11,414
                                                                                -------------     ------------
Cash flows from investing activities
   Purchases of property and equipment                                                (2,527)         (12,785)
   Maturities of and proceeds from marketable securities                              49,497               --
                                                                                -------------     ------------
           Net cash provided by (used in) investing activities                        46,970          (12,785)
                                                                                -------------     ------------
Cash flows from financing activities
   Exercise of stock options                                                           1,338               --
   Dividends paid                                                                       (995)          (1,855)
   Issuance cost of preferred stock                                                     (663)             (28)
                                                                                -------------     ------------
           Net cash used in financing activities                                        (320)          (1,883)
                                                                                -------------     ------------
           Net increase (decrease) in cash and cash equivalents                       62,716           (3,254)
Cash and cash equivalents - beginning of period                                       25,190           57,659
                                                                                -------------     ------------
Cash and cash equivalents - end of period                                            $87,906         $ 54,405
                                                                                =============     ============


  The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF MARCH 31, 2001 AND 2002 IS UNAUDITED.



1.    BASIS OF PRESENTATION

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University) and Education Loan Processing, Inc. (ELP), collectively referred to herein as the "Company" or "Companies."

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of March 31, 2002, and for the three months ended March 31, 2001 and 2002 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.   NATURE OF OPERATIONS

The Company, a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its twenty campuses in the District of Columbia, Maryland, Virginia and (beginning July 1) North Carolina. ELP provides student loans for the University's students. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as non-current consistent with industry practice.

3.   INCOME PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                       For the three months
                                                          ended March 31,
                                                    ----------------------------
                                                          (in thousands)

                                                        2001           2002
                                                    -------------   ------------
Weighted average shares outstanding
     used to compute basic earnings per share             15,411          8,352
Incremental shares issuable upon the
     assumed conversion of preferred stock                    --          5,897
Incremental shares issuable upon the
     assumed exercise of stock options                        59            132
                                                    -------------   ------------
Shares used to compute diluted earnings per share         15,470         14,381
                                                    =============   ============

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related periods.

Set forth below is a reconciliation of net income used to compute earnings per share:

                                                        For the three months
                                                           ended March 31,
                                                        ----------------------
                                                           (in thousands)
                                                          2001          2002
                                                        --------      --------
Net income available to common stockholders used to
  compute basic earnings per share                       $8,137       $ 5,414
Plus impact of assumed preferred stock conversion:
   Preferred stock dividends and accretion                   --         2,016
                                                        --------      --------
Net income used to compute diluted earnings per share    $8,137        $7,430
                                                        ========      ========

4.   CREDIT FACILITY

The Company maintains a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. There is no outstanding balance on this credit facility as of March 31, 2002.

5.   STOCKHOLDERS' EQUITY

     Common Stock

     A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2001 and March 31, 2002, the Company had 8,352,412 shares of common stock issued and outstanding. For the three months ended March 31, 2002, the Company declared a quarterly cash dividend of $0.065 per common share. The dividend was payable on April 23, 2002 to common stockholders of record on April 9, 2002.

     Series A Mandatorily Redeemable Convertible Preferred Stock

     A total of 8 million shares of Series A Preferred Stock, par value $0.01, have been authorized, including shares reserved for the payment of pay-in-kind dividends on outstanding shares of Series A Preferred Stock. The following table reflects all Preferred Stock activity from December 31, 2001 to March 31, 2002:

                                                Series A Mandatorily
                                                     Redeemable
                                               Convertible Preferred
                                                       Stock
                                               -----------------------

                                                       Amount
                                                   (in thousands)
                                               -----------------------
     Balance, December 31, 2001                        $148,347
     Dividends - paid-in-kind shares                      1,371
     Accretion of carrying value                           (668)
                                                     -----------
     Balance, March 31, 2002                           $149,050
                                                     ===========

     On January 1, 2002 the Company issued 51,819 shares of Series A Preferred Stock that had been recorded as paid-in-kind dividends payable as of December 31, 2001. The number of shares of Series A Preferred Stock outstanding as of March 31, 2002 was 5,897,495. A total of 52,726 paid-in-kind preferred shares, recorded as accrued dividends as of March 31, 2002, will be issued on April 1, 2002.

     The Series A Preferred Stock dividends and accretion are recorded based on an effective yield of 5.43% applied to the carrying value of the Series A Preferred Stock. This stock is convertible into common shares at a price of $26.00 per share on a one-for-one basis. For a more detailed description of the terms of the Series A Preferred Stock, see the detailed description thereof contained in Note 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Stock Options

     As set forth in the table below, there were no stock option issuances during the three months ended March 31, 2002:

                                                              Weighted-Average
                                        Number of shares       Exercise Price
                                        -----------------     -----------------

     Balance, December 31, 2001                930,000             $36.43
     Grants                                         --                 --
     Exercises                                      --                 --
     Forfeitures                                    --                 --
                                            -----------        -----------
     Balance, March 31, 2002                   930,000             $36.43
                                            ===========        ===========

     In 2001, 930,000 stock options were granted which vest over 3 to 4 years with exercise prices ranging from $33.69 to $47.44. All options granted in 2001 expire in 2008. For a more detailed description of the stock options granted in 2001, see the detailed description thereof contained in Note 5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

6.   CERTAIN TRANSACTIONS WITH FORMER MANAGEMENT

In February 2002, the Company acquired for cash the Washington, D.C., Manassas, Virginia, and Woodbridge, Virginia campuses from investment partnerships and trusts in which Mr. Ron Bailey, the Company's former President and Chief Executive Officer and former majority stockholder, and his family held interests for an aggregate payment of $12 million. These three campuses had 74,600 combined total square feet and a 2001 aggregate annual rent of $1,626,000 under long-term leases.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supersedes FASB Statement No. 121 "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". FAS 144 addresses the financial accounting and reporting for long-lived assets and their impairment and disposal. The statement is effective for fiscal years beginning after December 15, 2001. The Company has long-lived assets in the form of buildings it owns and uses to conduct classes for its students. The adoption of FAS 144 is not expected to have a material effect on the consolidated financial statements.

8.  LEASE AGREEMENTS

During the first quarter of 2002, the Company executed lease agreements for three North Carolina campuses. The lease for the campus in South Charlotte commences on May 15, 2002 with a lease-term of approximately 60 months and annual lease payments averaging $143,000 per year. The lease for the campus in Raleigh-Durham commences on May 20, 2002 with a lease term of 60 months and annual lease payments averaging $166,000 per year. The lease for the campus in North Charlotte commences on June 15, 2002 with a lease term of approximately 100 months and annual lease payments averaging $199,000 per year.

9.  DEFERRED LEASE INCENTIVES

In conjunction with the opening of new campuses in Chesapeake, VA and Newport News, VA during 2001, the Company was reimbursed by the lessors for improvements made to the leased properties in the amount of $763,000. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these costs were capitalized as leasehold improvements and the reimbursements recorded as deferred lease incentives. The leasehold improvements and the deferred lease incentives are being amortized on a straight-line basis over the corresponding lease terms, which range from 5 to 10 years.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). These statements are based on the Company's current expectations and are subject to a number of risks and uncertainties. In connection with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, competitive factors, risks associated with the opening of new campuses and the timing of related regulatory approvals and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company's annual report on Form 10-K and its other filings with the Securities and Exchange Commission, all of which are incorporated herein by reference and are available from the Commission and from the Company's world wide web site at http://www.strayeredu.com. The Company undertakes no obligation to update or revise forward looking statements.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

      Revenues. Revenue increased 26% from $23.6 million in the first quarter of 2001 to $29.7 million in the first quarter of 2002, principally due to an increase in student enrollments and a 5% tuition increase effective for 2002.

      Instruction and educational support expenses. Instruction and educational support expenses increased 28% from $7.5 million in the first quarter of 2001 to $9.6 million in the first quarter of 2002. The addition of new faculty due to enrollment growth, salary increases, and the addition of three campuses opened in 2001 contributed to the increase.

      Selling and promotion expenses. Selling and promotion expenses increased 65% from $2.3 million in the first quarter of 2001 to $3.7 million in the first quarter of 2002, principally due to an increase in advertising costs, specifically television advertising, increased advertising for the new campus openings and the Company's Strayer ONLINE activities, increases in number of admission representatives at existing campuses and ONLINE, and the addition of admissions personnel at new campuses opened in 2001.

      General and administration expenses. General and administration expenses increased 86% from $2.4 million in the first quarter of 2001 to $4.5 million in the first quarter of 2002 due to the addition of three new campuses in 2001, an increase in administrative personnel and the addition of a new senior management team.

      Income from operations. Operating income increased 3%, from $11.5 million in the first quarter of 2001 to $11.8 million in the first quarter of 2002. The increase was due to the aforementioned factors.

      Investment and other income. Investment and other income decreased 81% from $1.9 million in the first quarter of 2001 to $0.4 million in the first quarter of 2002. The decline was due to the overall reduction in the amount of marketable securities outstanding and lower interest rates in 2002. In 2001, the marketable securities were liquidated to help fund the Company's share repurchase.

      Net income. Net income was $7.4 million in the first quarter of 2002 compared to $8.1 million for the same period in 2001 because of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash and cash equivalents of $54.4 million compared to $57.7 million at December 31, 2001. Currently, the Company invests its cash in bank overnight deposits and money market funds. In addition, the Company has available a $10 million credit facility from a bank. The Company believes that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet the Company's requirements for at least the next 24 months.

The Company has the following contractual commitments associated with operating leases and preferred stock cash dividends:

                                                      Payments Due By Period (In Thousands)
                                      ----------------------------------------------------------------------
                                        Within 1 Year      2-3 Years       4-5 Years        After 5 Years
                                        -------------      ---------       ---------        -------------
Operating Leases                             $5,288          $8,679            $6,257           $ 10,512
Preferred Stock Cash Dividends*               5,250          10,500            10,498             23,782
                                          ----------       ---------       -----------        -----------
   Total                                    $10,538         $19,179           $16,755           $ 34,294
                                          ==========       =========       ===========        ===========

---------------
*Common stock dividend payments, while not a contractual commitment, have historically been paid by the Company.

                ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and may be exposed to changes in the market values of its future investments. The Company invests its excess cash in cash equivalents and marketable securities. At March 31, 2002, the Company's investments were in cash and cash equivalents including money market mutual funds and bank CD's. The Company has not used derivative financial instruments in its investment portfolio.

Investments in money market mutual funds may adversely affect future earnings should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or, with future investments, the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of March 31, 2002, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits:

        None

b) Reports on Form 8-K:

        On February 15, 2002, the Company filed a Current Report on Form 8-K to report its financial results for the three months and year ended December 31, 2001.

        On March 12, 2002, the Company filed a Current Report on Form 8-K to report its regular quarterly common stock cash dividend would be paid in April.


        On March 18, 2002, the Company filed a Current Report on Form 8-K to report that it had received regulatory approval to offer its programs in North Carolina.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.


                             STRAYER EDUCATION, INC.


                     By:____________________________________


                                  Mark C. Brown
                Senior Vice President and Chief Financial Officer
                                Date: May 8, 2002