Form 10-Q
period 2002-06-30
STRAYER EDUCATION INC
filed 2002-08-05
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 2002
                           COMMISSION FILE NO. 0-21039

                             STRAYER EDUCATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)

                      Maryland                                     52-1975978

  (State or other jurisdiction of incorporation or       (I.R.S. Employer Identification
                   organization)                                      No.)

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

AS OF JUNE 30, 2002, THERE WERE OUTSTANDING 8,352,412 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

               Unaudited Condensed Consolidated Balance Sheets at
               December 31, 2001 and June 30, 2002                                         3

               Unaudited Condensed Consolidated Statements of Income
               for the three and six month periods ended June 30, 2001 and 2002            4

               Unaudited Condensed Consolidated Statements of Comprehensive Income
               for the three and six month periods ended June 30, 2001 and 2002            4

               Unaudited Condensed Consolidated Statements of Cash Flows
               for the six month periods ended June 30, 2001 and 2002                      5

               Notes to Unaudited Condensed Consolidated Financial Statements              6

  Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              12

  Item 3. Quantitative and Qualitative
               Disclosures About Market Risk                                              15

PART II-- OTHER INFORMATION

  Items 1-6, Exhibits and Reports on Form 8-K                                             16

SIGNATURES                                                                                18

                             STRAYER EDUCATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                       ASSETS
                                                                                December 31,           June 30,
                                                                                    2001                 2002
                                                                             -------------------   ------------------
Current Assets:                                                                                     (Unaudited)
  Cash and cash equivalents                                                           $57,659               $47,155
  Short-term investments - restricted                                                   1,046                 1,050
  Marketable securities available for sale, at fair value
      (short-term bond fund)                                                                -                 5,972
  Tuition receivable, net of allowances for doubtful accounts                          19,012                17,508
  Other current assets                                                                    879                 1,866
                                                                           -------------------   -------------------

    Total current assets                                                               78,596                73,551

Student loans receivable, net of allowances for losses                                  8,392                 8,586
Property and equipment, net                                                            23,100                36,019
Other assets                                                                              400                   371
                                                                           -------------------   -------------------

     Total assets                                                                   $ 110,488             $ 118,527
                                                                           ===================   ===================


                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                                                    $ 1,882               $ 1,640
  Accrued expenses                                                                        562                   860
  Income taxes payable                                                                  1,247                    18
  Dividends payable                                                                     1,855                 1,855
  Unearned tuition                                                                     23,204                21,204
                                                                           -------------------   -------------------

     Total current liabilities                                                         28,750                25,577
                                                                           -------------------   -------------------

Deferred lease incentives                                                                 763                   929
                                                                           -------------------   -------------------

       Total liabilities                                                               29,513                26,506
                                                                           -------------------   -------------------

Mandatorily redeemable convertible Series A preferred stock, par value $.01;
  8,000,000 shares authorized; 5,845,676 and 5,950,221 shares issued and
  outstanding at December 31, 2001 and June 30, 2002, respectively                    148,347               149,762

Stockholders' equity (deficit):
  Common Stock - Par value $.01; 20,000,000 shares authorized; 8,352,412 shares issued and outstanding at December 31, 2001 and
   June 30, 2002                                                                           83                    83
Additional paid-in capital                                                              1,759                 1,759
Retained earnings (accumulated deficit)                                               (69,214)              (59,555)
Accumulated other comprehensive income (loss)                                               -                   (28)
                                                                           -------------------   -------------------

     Total stockholders' equity (deficit)                                             (67,372)              (57,741)
                                                                           -------------------   -------------------

     Total liabilities and stockholders' equity (deficit)                            $110,488             $ 118,527
                                                                           ===================   ===================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                For the three months                For the six months
                                                                   ended June 30,                     ended June 30,
                                                            ----------------------------     ------------------------------
                                                                 2001           2002                2001           2002
                                                            -------------- -------------     --------------- --------------
Revenues                                                           $23,826      $29,823             $47,470        $59,521
                                                            -------------- -------------     --------------- --------------
Costs and Expenses:
   Instruction and educational support                               8,553       10,356              16,062         19,998
   Selling and promotion                                             2,578        3,760               4,837          7,493
   General and administration                                        3,433        3,997               5,850          8,503
                                                            -------------- -------------     --------------- --------------
                                                                    14,564       18,113              26,749         35,994
                                                            -------------- -------------     --------------- --------------
Income from operations                                               9,262       11,710              20,721         23,527
Investment and other income                                            956          395               2,859            758
                                                            -------------- -------------     --------------- --------------
Income before income taxes                                          10,218       12,105              23,580         24,285
Provision for income taxes                                           3,970        4,721               9,195          9,472
                                                            -------------- -------------     --------------- --------------
Net income                                                           6,248        7,384              14,385         14,813
Preferred stock dividends and accretion                                955        2,025                 955          4,041
                                                            -------------- -------------     --------------- --------------
Net income available to common stockholders                        $ 5,293      $ 5,359             $13,430        $10,772
                                                            ============== =============     =============== ==============
Basic net income per share                                         $  0.45      $  0.64             $  0.98         $ 1.29
                                                            ============== =============     =============== ==============
Diluted net income per share                                        $ 0.42      $  0.51             $  0.95         $ 1.03
                                                            ============== =============     =============== ==============

                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)

                                                                     For the three months           For the six months
                                                                        ended June 30,                ended June 30,
                                                                 ----------------------------- -----------------------------
                                                                     2001           2002           2001            2002
                                                                 -------------  -------------  --------------  -------------
Net income                                                            $ 6,248        $ 7,384         $14,385        $14,813
Other comprehensive income:
      Unrealized loss on investments                                        -            (28)              -            (28)
      Reclassification adjustment for realized
      gains included in net income                                          -              -            (403)             -
                                                                 -------------  -------------  --------------  -------------
Comprehensive income                                                  $ 6,248        $ 7,356         $13,982        $14,785
                                                                 =============  =============  ==============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)

                                                                               For the six months ended June 30,
                                                                            ---------------------------------------
                                                                                   2001                2002
                                                                            -------------------  ------------------
Cash flow from operating activities:
  Net income                                                                           $14,385            $ 14,813
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                      1,242               1,712
      Gain on sale of marketable securities                                               (887)                  -
      Amortization of deferred lease incentives                                              -                 (84)
  Changes in assets and liabilities:
    Short-term investments - restricted                                                    (24)                 (4)
    Tuition receivable, net                                                              2,020               1,504
    Other current assets                                                                   186                (987)
    Other assets                                                                           (92)                 29
    Accounts payable                                                                      (273)               (242)
    Accrued expenses                                                                      (510)                298
    Income taxes payable                                                                 1,321              (1,229)
    Unearned tuition                                                                    (1,721)             (2,000)
  Student loans originated                                                              (3,165)             (3,946)
  Collections on student loans receivable                                                2,711               3,752
                                                                            -------------------  ------------------
       Net cash provided by operating activities                                        15,193              13,616
                                                                            -------------------  ------------------

Cash flows from investing activities:
  Purchases of property and equipment                                                   (4,298)            (14,631)
  Investment in short-term bond fund                                                         -              (6,000)
  Maturities of and proceeds from marketable securities                                 45,739                   -
                                                                            -------------------  ------------------
       Net cash provided by (used in) investing activities                              41,441             (20,631)
                                                                            -------------------  ------------------

Cash flows from financing activities:
  Deferred lease incentives                                                                  -                 250
  Exercise of stock options                                                              1,390                   -
  Repurchase of common stock                                                          (179,375)                  -
  Common dividends paid                                                                 (1,996)             (1,086)
  Preferred dividends paid                                                                   -              (2,624)
  Issuance of convertible Series A preferred stock                                     150,000                   -
  Payments of costs of tender offer and issuance of preferred stock                     (5,707)                (29)
                                                                            -------------------  ------------------
       Net cash used in financing activities                                           (35,688)             (3,489)
                                                                            -------------------  ------------------
       Net increase (decrease) in cash and cash equivalents                             20,946             (10,504)
Cash and cash equivalents - beginning of period                                         25,190              57,659
                                                                            -------------------  ------------------
Cash and cash equivalents - end of period                                             $ 46,136            $ 47,155
                                                                            ===================  ==================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF JUNE 30, 2001 AND 2002 IS UNAUDITED.

1.       BASIS OF PRESENTATION

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University) and Education Loan Processing, Inc. (ELP), collectively referred to herein as the "Company" or "Companies."

The results of operations for the three and six months ended June
30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 2002, and for the three and six months ended June 30, 2001 and 2002 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Certain prior period amounts have been reclassified between accounts payable and accrued expenses on the consolidated balance sheet to conform with June 30, 2002 presentation.

2.       NATURE OF OPERATIONS

The Company, a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its twenty campuses in Maryland, Washington, D.C., Virginia and (beginning July 1, 2002) North Carolina. ELP provides student loans for the University's students. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as non-current consistent with industry practice.

3.       INCOME PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                    For the three months               For the six months
                                                       ended June 30,                    ended June 30,
                                             ---------------------------------------------------------------------
                                                       (in thousands)                    (in thousands)
                                                   2001              2002               2001            2002
                                             --------------     ---------------  ---------------     -------------
 Weighted average shares outstanding                11,879               8,352           13,636             8,352
      used to compute basic earnings per
      share
 Incremental shares issuable upon the
      assumed conversion of preferred stock          2,929               5,950            1,472             5,924
 Incremental shares issuable upon the
      assumed exercise of stock options                160                 213              110               172
                                              -------------     ---------------  ---------------     -------------
 Shares used to compute diluted earnings
      per share                                     14,968              14,515           15,218            14,448
                                              =============     ===============  ===============     =============

For additional information regarding total potential share issuance, see Management's Discussion and Analysis section.

Set forth below is a reconciliation of net income used to compute earnings per share:

                                                        For the three months          For the six months
                                                           ended June 30,               ended June 30,
                                                     ---------------------------- ----------------------------
                                                           (in thousands)               (in thousands)
                                                         2001          2002           2001          2002
                                                     ------------- -------------- ------------- --------------
Net income available to common stockholders used
to compute basic earnings per share                       $ 5,293        $ 5,359       $13,430        $10,772
Plus: Impact of assumed preferred stock
conversion:
        Preferred stock dividends and accretion               955          2,025           955          4,041
                                                     ------------- -------------- ------------- --------------
Net income used to compute diluted earnings
per share                                                 $ 6,248        $ 7,384       $14,385        $14,813
                                                     ============= ============== ============= ==============

4.   CREDIT FACILITY

The Company maintains a credit facility from a bank in the amount of $10.0 million. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. There is no outstanding balance on this credit facility as of June 30, 2002.

5.   STOCKHOLDERS' EQUITY

Common Stock

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2001 and June 30, 2002, the Company had 8,352,412 shares of common stock issued and outstanding. For the three months ended June 30, 2002, the Company declared a quarterly cash dividend of $0.065 per common share. The dividend was paid on July 23, 2002 to common stockholders of record on July 9, 2002.

Mandatorily Redeemable Convertible Series A  Preferred Stock

A total of 8 million shares of Series A Preferred Stock, par value $0.01, have been authorized, including shares reserved for the payment of pay-in-kind dividends on outstanding shares of Series A Preferred Stock. The following table reflects all Preferred Stock activity from December 31, 2001 to June 30, 2002:

                                                                       Mandatorily
                                                                       Redeemable
                                                                   Convertible Series
                                                                    A Preferred Stock
                                                                   --------------------

                                                                       $ Amount
                                                                     (in thousands)
                                                                   --------------------
               Balance, December 31, 2001                                   $148,347
               Dividends - paid-in-kind shares                                 1,371
               Accretion of carrying value                                      (668)
                                                                    -----------------
               Balance, March 31, 2002                                      $149,050
               Dividends - paid-in-kind shares                                 1,394
               Accretion of carrying value                                      (682)
                                                                    -----------------
               Balance, June 30, 2002                                       $149,762
                                                                    =================

On January 1, 2002 the Company issued 51,819 shares of Series A Preferred Stock that had been recorded as paid-in-kind dividends payable as of December 31, 2001. On April 1, 2002 the Company issued 52,726 shares of Series A Preferred Stock that had been recorded as paid-in-kind dividends payable as of March 31, 2002. The number of shares of Series A Preferred Stock outstanding as of June 30, 2002 was 5,950,221. A total of 53,648 paid-in-kind preferred shares, recorded as accrued dividends as of June 30, 2002, were issued on July 1, 2002.

The Series A Preferred Stock dividends and accretion are recorded based on an effective yield of 5.43% applied to the carrying value of the Series A Preferred Stock. This stock is convertible into common shares at a price of $26.00 per share on a one-for-one basis. To the extent the Company's common stock trades above $52.00 per share for 20 consecutive trading days at any time after May 15, 2004, the Company may cause conversion of the Series A Preferred Stock. For a more detailed description of the terms of the Series A Preferred Stock, see the description thereof contained in the Note 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Stock Options

In July 1996, the Company's stockholders approved 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan. This Plan was amended by the stockholders at the May 2001 Annual Stockholders' Meeting to increase the shares authorized for issuance thereunder by 1,000,000 (as amended, the "Plan") to 2,500,000 million. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options to employees and directors of the Company. Options may be granted to eligible employees or directors of the Company at the discretion of the Board of Directors, at option prices based at or above the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors. The maximum term of the options was 5 years before the amendment and 7 years after the amendment.

The table below sets forth the stock option activity for the six months ended June 30, 2002:

                                                                                        Weighted-Average
                                                                  Number of shares       Exercise Price
                                                                  -----------------     -----------------
                Balance, December 31, 2001                               930,000             $36.43
                Grants                                                        --                 --
                Exercises                                                     --                 --
                Forfeitures                                                   --                 --
                                                                      -----------        -----------
                Balance, March 30, 2002                                  930,000             $36.43
                Grants                                                    50,000              51.83
                Exercises                                                     --                  -
                Forfeitures                                                   --                  -
                                                                      -----------        -----------
                Balance, June 30, 2002                                   980,000             $37.22
                                                                      ===========        ===========

In the second quarter of 2002, 50,000 stock options were in total granted to three new employees and one new member of the Board of Directors. These options vest over 3 to 4 years with exercise prices ranging from $49.33 to $61.81. All options granted in 2002 expire in 2009. Of the 980,000 total stock options that have been issued and are outstanding, 265,000 are exercisable as of June 30, 2002. A total of 569,405 shares remain authorized but unissued under the Plan.

The Company accounts for the fair value of its stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Plan since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with that method of accounting under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per share for the three and six months ended June 30, 2002 would have been decreased as indicated in the pro forma section below (in thousands):

                                                        For the three months    For the six months
                                                           ended June 30,         ended June 30,
                                                        ----------------------  --------------------
                                                           2001       2002        2001      2002
                                                           ----       ----        ----      ----
      As Reported:

      Net income available to all shareholders              $6,248     $7,384     $14,385   $14,813
      Net income available to common shareholders           $5,293     $5,359     $13,430   $10,772
      Net income per common share -Basic                    $ 0.45     $ 0.64     $  0.98   $  1.29
      Net income per common share-Diluted                   $ 0.42     $ 0.51     $  0.95   $  1.03

      Proforma:

      Net income available to all shareholders              $5,740     $6,761     $13,877   $13,594
      Net income available to common shareholders           $4,785     $4,736     $12,922   $ 9,553
      Net income per common share-Basic                     $ 0.40     $ 0.57     $  0.94   $  1.14
      Net income per common share-Diluted                   $ 0.38     $ 0.47     $  0.91   $  0.94

For the purposes of the above presentation, the fair value of each option granted in 2001 was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions: dividend yield of .7%; expected volatility of 47%; risk-free interest rate of 4.75% and an expected term of 5.3 years. The weighted average fair value for the 2001 grants was $16.68. The fair value of each option granted in 2002 was estimated using the Black-Scholes option-pricing model using the following assumptions: dividend yield of .7%; expected volatility of 43%; risk-free interest rate of 4.81%; and an expected term of 5.9 years. The weighted average fair value for the 2002 grants was $23.65.

6. INVESTMENTS IN MARKETABLE SECURITIES

In the second quarter of 2002, as part of its cash management activities, the Company began investing in a no load, A2 rated, short-term corporate bond fund. These marketable securities are considered "available for sale," and as such, are stated at fair value. The net unrealized gains and losses are reported as a component of accumulated comprehensive income (loss) in stockholders' equity (deficit).

7.   RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 supersedes FASB Statement No. 121 "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". FAS 144 addresses the financial accounting and reporting for long-lived assets and their impairment and disposal. The statement is effective for fiscal years beginning after December 15, 2001. The Company has long-lived assets in the form of buildings that it owns and uses to conduct classes for its students. FAS 144 was adopted on January 1, 2002 with no material effect on the consolidated financial statements.

8. LEASE AGREEMENTS

During the first quarter of 2002, the Company executed lease agreements for three North Carolina campuses. The lease for the campus in South Charlotte commenced on May 15, 2002 with a lease-term of approximately 60 months and annual lease payments averaging $143,000 per year. The lease for the campus in Raleigh-Durham commenced on May 20, 2002 with a lease term of 60 months and annual lease payments averaging $166,000 per year. The lease for the campus in North Charlotte commenced on June 15, 2002 with a lease term of approximately 100 months and annual lease payments averaging $199,000 per year.

9.  DEFERRED LEASE INCENTIVES

In conjunction with the opening of the Company's new corporate headquarters in Arlington, VA in 2002, the Company was reimbursed by the lessor for improvements made to the leased property in the amount of $250,000 in the three months ended June 30, 2002. The Company also recorded $763,000 in lease incentives for two new campuses in 2001. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these costs were capitalized as leasehold improvements and the reimbursements were recorded as deferred lease incentives. The leasehold improvements and the deferred lease incentives are being amortized on a straight-line basis over the corresponding lease terms, which range from 5 to 10 years.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). These statements are based on the Company's current expectations and are subject to a number of risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, competitive factors, risks associated with the opening of new campuses and the timing of related regulatory approvals and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company's annual report on Form 10-K and its other filings with the Securities and Exchange Commission, all of which are incorporated herein by reference and are available from the Commission and from the Company's world wide web site at http://www.strayeredu.com. The Company undertakes no obligation to update or revise forward looking statements.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

      Revenues. Revenue increased 25% from $23.8 million in the second quarter of 2001 to $29.8 million in the second quarter of 2002, principally due to an increase in student enrollments and a 5% tuition increase effective for 2002.

      Instruction and educational support expenses. Instruction and educational support expenses increased 21% from $8.6 million in the second quarter of 2001 to $10.4 million in the second quarter of 2002. The addition of new faculty due to enrollment growth, salary increases, and new campus openings - three in 2001 and three in 2002 - contributed to the increase.

      Selling and promotion expenses. Selling and promotion expenses increased 46% from $2.6 million in the second quarter of 2001 to $3.8 million in the second quarter of 2002, principally due to an increase in advertising costs, specifically television advertising, increased advertising for the North Carolina campus openings and the Company's Strayer ONLINE activities, increases in the number of admission representatives at existing campuses and ONLINE, and the addition of admissions personnel at new campuses opened in 2001 and 2002.

      General and administration expenses. General and administration expenses increased 16% from $3.4 million in the second quarter of 2001 to $4.0 million in the second quarter of 2002 due to the addition of three new campuses in 2001 and three more in 2002, an increase in administrative personnel to support the enrollment growth, and salary increases.

      Income from operations. Operating income increased 26% from $9.3 million in the second quarter of 2001 to $11.7 million in the second quarter of 2002. The increase was due to the aforementioned factors.

      Investment and other income. Investment and other income decreased 59% from $1.0 million in the second quarter of 2001 to $0.4 million in the second quarter of 2002. The decline was due to the overall reduction in the amount of cash and marketable securities outstanding and lower interest rates in 2002. In the 2001 period, the marketable securities were liquidated at a gain of $0.9 million to help fund the Company's share repurchase.

      Net income. Net income was $7.4 million in the second quarter of 2002 compared to $6.2 million for the same period in 2001 because of factors discussed above.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Revenues. Revenue increased 25% from $47.5 million for the six months ended June 30, 2001 to $59.5 million for the corresponding period in 2002, principally due to an increase in student enrollments and 5% tuition increase effective for 2002.

     Instruction and educational support expenses. Instruction and educational support expenses increased 25% from $16.1 million for the six months ended June 30, 2001 to $20.0 million for the corresponding period in 2002.

     Selling and promotion expenses. Selling and promotion expenses increased 55% from $4.8 million for the six months ended June 30, 2001 to $7.5 million for the corresponding period in 2002 due to an increase in advertising costs, specifically television advertising, increased advertising for the new campus openings and the Company's Strayer Online activities, and increases in the number of admissions representatives.

     General and administration expenses. General and administration expenses increased 45% from $5.9 million for the six months ended June 30, 2001 to $8.5 million for the corresponding period in 2002, principally due to the addition of new campuses, an increase in administrative personnel, the addition of a new executive team, and salary increases.

     Income from operations. Operating income increased 14% from $20.7 million for the six months ended June 30, 2001 to $23.5 million for the corresponding period in 2002. The increase was due to the aforementioned factors.

     Investment and other income. Investment and other income decreased 73% from $2.9 million for the six months ended June 30, 2001 to $0.8 million for the corresponding period in 2002. The decrease was due to the overall reduction in the amount of cash and marketable securities outstanding and lower interest rates in 2002. In the 2001 period, the marketable securities were liquidated at a gain of $0.9 million to help fund the Company's share repurchase.

     Net income. Net income increased 3% from $14.4 million for the six months ended June 30, 2001 to $14.8 million for the corresponding period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had cash, cash equivalents and marketable securities of $53.2 million compared to $57.7 million at December 31, 2001 and no debt. In the second quarter, the Company invested $6 million in a no load, A2 rated, short-term corporate bond fund in an effort to diversify its holdings from overnight and money market funds into investments having a higher yield and longer maturity. The Company generated $13.6 million from operating activities in the first six months of 2002. Capital expenditures for the six months were $14.6 million, of which $12 million was in the first quarter for the purchase of three campus facilities. In the second quarter, bad debt expense declined from 2.0% of revenue in 2001 to 1.3% for the same period in 2002. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 7 days in the second quarter of 2002, unchanged compared to the same period in 2001. Currently, the Company invests its cash in bank overnight deposits, money market funds and a no load, A2 rated, short-term corporate bond fund. In addition, the Company has available a $10 million credit facility from a bank under which there is no outstanding balance drawn. The Company believes that existing cash and cash equivalents, no load short-term corporate bond fund, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet the Company's requirements for at least the next 12 months.

The Company has the following contractual commitments associated with operating leases and preferred stock cash dividends as of June 30, 2002:

                                                         Payments Due By Period (In Thousands)
                                         ----------------------------------------------------------------------
                                           Within 1 Year      2-3 Years       4-5 Years        After 5 Years
                                           -------------      ---------       ---------        -------------
   Operating Leases                             $3,921          $6,667            $4,275             $4,494
   Preferred Stock Cash Dividends*               5,250          10,500            10,544             22,423
                                             ----------       ---------       -----------        -----------
      Total                                     $9,171         $17,167           $14,819            $26,917
                                             ==========       =========       ===========        ===========

---------------
*Common stock dividend payments, while not a contractual commitment, have historically been paid by the Company.


TOTAL POTENTIAL SHARE ISSUANCE

Shares used to compute diluted earnings per share include common shares issued and outstanding, the assumed conversion of Series A Convertible Preferred Shares outstanding, and the assumed exercise of issued stock options using the Treasury Stock Method. Our total current and potential shares outstanding is as follows:

       Current
       -------
       Common shares issued and outstanding at 6/30/02                         8,352,412
       Convertible Series A Preferred Stock, convertible on a
           1:1 basis at 6/30/02                                                5,950,221
       Authorized, issued and outstanding options using Treasury
           Stock Method                                                          212,765
                                                                          --------------
             Subtotal                                                         14,515,398
       Potential
       ---------
       Payment of required PIK dividends on Convertible Series A
           Preferred Stock thru May 2006                                       1,016,572(a)
       Balance of authorized, issued and outstanding options not using
           the Treasury Stock Method                                             767,235
       Authorized but unissued options                                           569,405
                                                                          --------------
             Subtotal                                                          2,353,212
                                                                          --------------
             Total current and potential                                      16,868,610
                                                                          ==============

       (a) This number of preferred stock dividends may be smaller as the Company has the right to cause conversion of the preferred stock into common stock after May 15, 2004 if the Company's common stock price trades above $52.00 per share for 20 consecutive days.

                ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and may be exposed to changes in the market values of its future investments. The Company invests its excess cash in cash equivalents and marketable securities. At June 30, 2002, the majority of the Company's investments were in cash and cash equivalents, including money market mutual funds and bank overnight deposits. Approximately $6 million was invested in a no load, A2 rated, short-term corporate bond fund. The Company has not used derivative financial instruments in its investment portfolio.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted by a rise in interest rates. Investments in money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of June 30, 2002, a 10% increase or decline in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in money market funds or interest earning marketable securities. In addition, as of June 30, 2002, a 10% decrease in market values would not have a material impact on the Company's future earnings, fair values, financial position or cash flows related to investments in marketable securities.

                          PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

             None

ITEM 2.      CHANGES IN SECURITIES.

             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

             None

ITEM 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

             At the Annual Meeting of our Stockholders held on May 1, 2002, the following matters were submitted to a vote of our common stockholders:

             Proposal
             --------

             1. Election of Common Stock Directors:
                ----------------------------------


                                                                        For          Against     Abstain    No Vote
                                                                        ---          -------     -------    -------
                      Robert S. Silberman                            7,861,555       147,243        0          0
                      Dr. Charlotte F. Beason                        7,977,823        30,975        0          0
                      William E. Brock                               7,977,700        31,098        0          0
                      Todd A. Milano                                 7,977,908        30,890        0          0
                      G. Thomas Waite                                7,977,748        31,050        0          0

 2. Ratification of Appointment of PricewaterhouseCoopers LLP to serve as
    ---------------------------------------------------------------------
    independent public accountants for the fiscal year ending December 31, 2002:
    ----------------------------------------------------------------------------

                               For             Against        Abstain      No Vote
                               ---             -------        -------      -------
                            7,868,495          126,597         13,706          0

ITEM 5.      OTHER INFORMATION.

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

a)      Exhibits:

             None

b) Reports on Form 8-K:

             On May 3, 2002, the Company filed a Current Report on Form 8-K to report its financial results for the three months ended March 31, 2002.

 On May 23, 2002, the Company filed a Current Report on Form 8-K to report its regular quarterly common stock cash dividend would be paid in July.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.


                             STRAYER EDUCATION, INC.


                     By: /s/ Mark C. Brown
                         ------------------------


                                  Mark C. Brown
                Senior Vice President and Chief Financial Officer
                              Date: August 5, 2002

CERTIFICATION:
-------------


         The undersigned Chief Executive Officer and Chief Financial Officer of Strayer Education, Inc. (the "Registrant") hereby certify that this periodic report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                             /s/ Robert S. Silberman
                             ------------------------------
                             Robert S. Silberman
                             Chief Executive Officer
                             Date: August 5, 2002


                             /s/ Mark C. Brown
                             ------------------------------
                             Mark C. Brown
                             Chief Financial Officer
                             Date: August 5, 2002