Form 10-Q
period 2002-09-30
STRAYER EDUCATION INC
filed 2002-11-01
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

AS OF SEPTEMBER 30, 2002, THERE WERE OUTSTANDING 8,352,412 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements

            Unaudited Condensed Consolidated Balance Sheets at
            December 31, 2001 and September 30, 2002                                    3

            Unaudited Condensed Consolidated Statements of Income
            for the three and nine month periods ended September 30, 2001 and 2002      4

            Unaudited Condensed Consolidated Statements of Comprehensive Income
            for the three and nine month periods ended September 30, 2001 and 2002      4

            Unaudited Condensed Consolidated Statements of Cash Flows
            for the nine month periods ended September 30, 2001 and 2002                5

            Notes to Unaudited Condensed Consolidated Financial Statements              6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                12

  Item 3. Quantitative and Qualitative
          Disclosures About Market Risk                                                18

  Item 4. Controls and Procedures                                                      18

PART II-- OTHER INFORMATION

  Items 1-6, Exhibits and Reports on Form 8-K                                          19

SIGNATURES                                                                             20

Certifications                                                                         20


                             STRAYER EDUCATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS


                                                     December 31,  September 30,
                                                         2001          2002
                                                     ------------  -------------
Current Assets:                                                     (Unaudited)
 Cash and cash equivalents                             $ 57,659       $ 44,695
 Short-term investments - restricted                      1,046          1,053
 Marketable securities available for
  sale, at fair value                                         -         12,075
 Income taxes receivable                                      -          2,494
 Tuition receivable, net of
  allowances for doubtful accounts                       19,012         27,635
 Other current assets                                       879          1,759
                                                       --------       --------

    Total current assets                                 78,596         89,711

Student loans receivable, net of
 allowances for losses                                    8,392          9,251
Property and equipment, net                              23,100         36,530
Other assets                                                400            414
                                                       --------       --------

     Total assets                                      $110,488       $135,906
                                                       ========       ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
 Accounts payable                                       $ 1,882       $  3,744
 Accrued expenses                                           562            919
 Income taxes payable                                     1,247              -
 Dividends payable                                        1,855          1,855
 Unearned tuition                                        23,204         34,528
                                                       --------       --------

     Total current liabilities                           28,750         41,046
                                                       --------       --------

Deferred lease incentives                                   763          1,911
                                                       --------       --------

       Total liabilities                                 29,513         42,957
                                                       --------       --------

Preferred Stock, par value $.01; 8,000,000 shares
 authorized; 5,845,676 and 6,003,869 shares of
 Series A mandatorily redeemable convertible
 preferred stock issued and outstanding or
 recorded at December 31, 2001 and September 30,
 2002, respectively                                     148,347        150,485

Stockholders' equity (deficit):
 Common Stock - par value $.01; 20,000,000 shares
  authorized; 8,352,412 shares issued and outstanding
  at December 31, 2001 and September 30, 2002                83             83
 Additional paid-in capital                               1,759          1,759
 Retained earnings (accumulated deficit)                (69,214)       (59,423)
 Accumulated other comprehensive income                       -             45
                                                       --------       --------
     Total stockholders' equity (deficit)               (67,372)       (57,536)
                                                       --------       --------
     Total liabilities and stockholders'
      equity (deficit)                                 $110,488       $135,906
                                                       ========       ========





  The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         For the three months      For the nine months
                                                          ended September 30,       ended September 30,
                                                         --------------------      ---------------------
                                                           2001         2002         2001          2002
                                                         -------      -------      -------       -------
Revenues                                                 $18,222      $23,026      $65,692       $82,547
                                                         -------      -------      -------       -------
Costs and Expenses:
   Instruction and educational support                     8,057        9,770       24,119        29,768
   Selling and promotion                                   3,890        5,044        8,727        12,537
   General and administration                              3,531        4,254        9,381        12,757
                                                         -------      -------      -------       -------
                                                          15,478       19,068       42,227        55,062
                                                         -------      -------      -------       -------
Income from operations                                     2,744        3,958       23,465        27,485
Investment and other income                                  548          484        3,407         1,242
                                                         -------      -------      -------       -------
Income before income taxes                                 3,292        4,442       26,872        28,727
Provision for income taxes                                 1,284        1,732       10,479        11,203
                                                         -------      -------      -------       -------
Net income                                                 2,008        2,710       16,393        17,524
Preferred stock dividends and accretion                    1,997        2,035        2,952         6,076
                                                         =======       =======     -------       -------
Net income available to common stockholders              $    11      $   675      $13,441       $11,448
                                                         =======       =======     =======       =======
Basic net income per share                               $  0.00      $  0.08      $  1.13       $  1.37
                                                         =======       =======     =======       =======
Diluted net income per share                             $  0.14      $  0.19      $  1.10       $  1.21
                                                         =======       =======     =======       =======


                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)



                                                         For the three months     For the nine months
                                                         ended September 30,       ended September 30,
                                                        ---------------------     ----------------------
                                                          2001         2002         2001          2002
                                                        --------     --------     --------      --------
Net income                                              $  2,008     $  2,710     $ 16,393      $ 17,524
Other comprehensive income:
      Unrealized gains on investments, net of taxes            -           73            -            45
      Reclassification adjustment for realized
      gains included in net income                             -            -         (403)            -
                                                        --------     --------     --------      --------
Comprehensive income                                    $  2,008     $  2,783     $ 15,990      $ 17,569
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

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)


                                                                For the nine months ended
                                                                         September 30,
                                                                --------------------------
                                                                   2001           2002
                                                                ---------      ---------
Cash flows from operating activities:
  Net income                                                    $  16,393      $  17,524
  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Amortization of deferred lease incentives                         -           (165)
      Depreciation and amortization                                 1,944          2,652
      Gain on sale of marketable securities                          (887)             -
  Changes in assets and liabilities:
    Short-term investments - restricted                               (32)            (7)
    Tuition receivable, net                                        (6,063)        (8,623)
    Other current assets                                             (548)          (880)
    Other assets                                                      (91)           (74)
    Accounts payable                                                   99          1,891
    Accrued expenses                                                  143            357
    Income taxes payable / receivable                               1,212         (3,741)
    Unearned tuition                                                9,598         11,324
  Student loans originated                                         (5,551)        (6,270)
  Collections on student loans receivable                           4,627          5,411
                                                                ---------      ---------
       Net cash provided by operating activities                   20,844         19,399
                                                                ---------      ---------

Cash flows from investing activities:
  Purchases of property and equipment                              (5,074)       (16,082)
  Purchases of marketable securities                                    -        (12,000)
  Maturities of and proceeds from marketable securities            50,384              -
                                                                ---------      ---------
       Net cash provided by (used in) investing activities         45,310        (28,082)
                                                                ---------      ---------

Cash flows from financing activities:
  Deferred lease incentives                                             -          1,313
  Exercise of stock options                                         1,434              -
  Repurchase of common stock                                     (179,375)             -
  Common dividends paid                                            (2,539)        (1,628)
  Preferred dividends paid                                           (663)        (3,937)
  Issuance of convertible Series A preferred stock                150,000              -
  Payments of costs of tender offer and
    issuance of preferred stock                                    (5,788)           (29)
                                                                ---------      ---------
       Net cash used in financing activities                      (36,931)        (4,281)
                                                                ---------      ---------
       Net increase (decrease) in cash and cash equivalents        29,223        (12,964)
Cash and cash equivalents - beginning of period                    25,190         57,659
                                                                ---------      ---------
Cash and cash equivalents - end of period                       $  54,413      $  44,695
                                                                =========      =========


  The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INFORMATION AS OF AND FOR PERIODS ENDED SEPTEMBER 30, 2001 AND 2002 IS
                                   UNAUDITED.

1.   BASIS OF PRESENTATION

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University) and Education Loan Processing, Inc. (ELP), collectively referred to herein as the "Company" or "Companies."

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of September 30, 2002, and for the three and nine months ended September 30, 2001 and 2002 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

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

Certain prior period amounts have been reclassified between accounts payable and accrued expenses on the consolidated balance sheet to conform with September 30, 2002 presentation.

2.   NATURE OF OPERATIONS

The Company, a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its twenty campuses in Maryland, Washington, D.C., Virginia and North Carolina. ELP provides student loans for the University's students. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as non-current consistent with industry practice.

3.   INCOME PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:


                                                     For the three months   For the nine months
                                                     ended September 30,    ended September 30,
                                                     --------------------   -------------------
                                                         (in thousands)         (in thousands)
                                                      2001        2002        2001        2002
                                                     -------     -------     -------     -------
Weighted average shares
     outstanding used to compute basic earnings
     per share                                         8,342       8,352      11,851       8,352
Incremental shares issuable upon the
     assumed conversion of preferred stock             5,795       6,004       2,925       5,951
Incremental shares issuable upon the
     assumed exercise of stock options                   139         200          71         182
                                                     -------     -------     -------     -------
Shares used to compute diluted earnings
     per share                                        14,276      14,556      14,847      14,485
                                                     =======     =======     =======     =======


For additional information regarding total potential share issuance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Set forth below is a reconciliation of net income used to compute earnings per share:

                                                     For the three months    For the nine months
                                                     ended September 30,     ended September 30,
                                                     --------------------    -------------------
                                                         (in thousands)         (in thousands)
                                                      2001        2002        2001        2002
                                                     -------     -------     -------     -------
Net income available to common stockholders used
 to compute basic earnings per share                 $    11     $   675     $13,441     $11,448
Plus: Impact of assumed preferred stock
conversion:
        Preferred stock dividends and accretion        1,997       2,035       2,952       6,076
                                                     -------     -------     -------     -------
Net income used to compute diluted earnings
 per share                                           $ 2,008     $ 2,710     $16,393     $17,524
                                                     =======     =======     =======     =======

4.   CREDIT FACILITY

The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under these facilities will accrue at an annual rate of 0.75% above the London Interbank Offered Rate. There is no outstanding balance and no fees payable on either facility as of September 30, 2002.

5.   STOCKHOLDERS' EQUITY

Common Stock

On October 8, 2002, the Company filed a registration statement with the SEC for a proposed offering of up to 2.3 million shares of common stock. The Company will not receive any of the proceeds of the offering. The common shares proposed to be offered for sale will be issued upon the conversion of Series A convertible preferred stock currently held by New Mountain Partners, L.P., a private equity firm, and DB Capital Partners, Inc., an affiliate of Deutsche Bank. This proposed offering is being made pursuant to the exercise of existing registration rights held by New Mountain Partners and DB Capital.

A registration statement relating to the proposed common stock offering has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This document shall not constitute an offer to sell or the solicitation or an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sales would be unlawful prior to registration or qualification under the securities laws of any such state.

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2001 and September 30, 2002, the Company had 8,352,412 shares of common stock issued and outstanding. For the three months ended September 30, 2002, the Company declared a quarterly cash dividend of $0.065 per common share. The dividend was paid on October 22, 2002 to common stockholders of record on October 8, 2002.

Preferred Stock/Series A Mandatorily Redeemable Convertible Preferred Stock

A total of 8 million shares of Preferred Stock, par value $0.01, have been authorized. Of these preferred shares, 6,000,000 have been designated as Series A Mandatorily Redeemable Convertible Preferred Stock, including shares to be reserved for the payment of pay-in-kind dividends on outstanding shares of Series A Preferred Stock. The following table reflects all Preferred Stock activity from December 31, 2001 to September 30, 2002:


                                                                 Series A
                                                                Mandatorily
                                                                Redeemable
                                                                Convertible
                                                              Preferred Stock
                                                             -----------------
                                                                 $ Amount
                                                              (in thousands)
                                                             -----------------
               Balance, December 31, 2001                            $148,347
               Dividends - paid-in-kind shares                          1,371
               Accretion of carrying value                               (668)
                                                             ----------------
               Balance, March 31, 2002                               $149,050
               Dividends - paid-in-kind shares                          1,394
               Accretion of carrying value                               (682)
                                                             ----------------
               Balance June 30, 2002                                 $149,762
               Dividends - paid-in-kind shares                          1,419
               Accretion of carrying value                               (696)
                                                             ----------------
               Balance, September 30, 2002                           $150,485
                                                             ================

On January 1, 2002 the Company recorded 51,819 shares of Series A Preferred Stock that had been accrued as pay-in-kind dividends as of December 31, 2001. On April 1, 2002 the Company recorded 52,726 shares of Series A Preferred Stock that had been accrued as pay-in-kind dividends as of March 31, 2002. On July 1, 2002 the Company recorded 53,648 shares of Series A Preferred Stock that had been accrued as pay-in-kind dividends as of June 30, 2002. The number of shares of Series A Preferred Stock outstanding and/or recorded as of September 30, 2002 was 6,003,869. On October 1, 2002, the Company recorded 54,587 shares of Series A Preferred Stock that had been accrued as pay-in-kind dividends as of September 30, 2002.

From the original issuance date until May 15, 2006, dividends accrue on the Series A Preferred Stock at an annual rate of 7%, with 3.5% payable in cash and the remaining 3.5% payable in additional shares of Series A Preferred Stock. After May 15, 2006, dividends accrue at an annual rate of 3.0%, all of which is payable in cash. The Series A Preferred Stock dividends and accretion are recorded based on an effective yield of 5.43% applied to the carrying value of the Series A Preferred Stock. This stock is currently convertible into common shares at a price of $26.00 per share on a one-for-one basis. To the extent the Company's common stock trades above $52.00 per share for 20 consecutive trading days at any time after May 15, 2004, the Company may cause conversion of the Series A Preferred Stock. For a more detailed description of the terms of the Series A Preferred Stock, see Note 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Stock Options

In July 1996, the Company's stockholders approved 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan. This Plan was amended by the stockholders at the May 2001 Annual Stockholders' Meeting to increase the shares authorized for issuance thereunder by 1,000,000 (as amended, the "Plan") to 2,500,000. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options to employees and directors of the Company. Options may be granted to eligible employees or directors of the Company at the discretion of the Board of Directors, at option prices based at or above the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors. The maximum term of the options was 5 years before the amendment and 7 years after the amendment.

The table below sets forth the stock option activity for the nine months ended September 30, 2002:

                                            Number of        Weighted-Average
                                              shares          Exercise Price
                                        ----------------     ---------------

     Balance, December 31, 2001               930,000              $36.43
     Grants                                        --                  --
     Exercises                                     --                  --
     Forfeitures                                   --                  --
                                           ----------           ---------
     Balance, March 31, 2002                  930,000              $36.43
     Grants                                    50,000               51.83
     Exercises                                     --                   -
     Forfeitures                                   --                   -
                                           ----------           ---------
     Balance, June 30, 2002                   980,000              $37.22
     Grants                                        --                  --
     Exercises                                     --                  --
     Forfeitures                              (10,000)             (49.33)
                                           ----------           ---------
     Balance, September 30, 2002              970,000              $37.09
                                           ==========           =========

In the third quarter of 2002, no stock options were granted and 10,000 stock options were forfeited. Of the 970,000 total stock options that have been issued and are outstanding, 293,333 are exercisable as of September 30, 2002. A total of 579,405 shares remain authorized but unissued under the Plan.

As of September 30, 2002, the weighted average contractual life of outstanding stock options is 5.6 years.

The Company accounts for the fair value of its stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the Plan since the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant. Had compensation expense been determined based on the fair value of the options at the grant dates consistent with that method of accounting under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and net income per share for the three and nine months ended September 30, 2002 would have been decreased as indicated in the pro forma section below (in thousands):

                                                  For the three months      For the nine months
                                                   ended September 30,      ended September 30,
                                                ------------------------ ------------------------
                                                  2001          2002         2001         2002
                                                  ----          ----         ----         ----
   As Reported:

Net income available to all shareholders        $ 2,008      $   2,710     $16,393     $   17,524
Net income available to common shareholders     $    11      $     675     $13,441     $   11,448
Net income per common share -Basic              $    --      $    0.08     $  1.13     $     1.37
Net income per common share-Diluted             $  0.14      $    0.19     $  1.10     $     1.21


Proforma:

Net income available to all shareholders        $ 1,500      $   2,087     $15,377     $   15,682
Net income available to common shareholders     $  (497)     $      52     $12,425     $    9,606
Net income per common share-Basic               $ (0.06)     $    0.01     $  0.91     $     1.15
Net income per common share-Diluted             $  0.11      $    0.14     $  1.03     $     1.08


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

6.   INVESTMENTS IN MARKETABLE SECURITIES

In the second quarter of 2002, as part of its cash management activities, the Company began investing in a diversified, no load, short-term, investment grade corporate bond fund. These marketable securities are considered "available for sale," and as such, are stated at fair value. The net unrealized gains and losses (net of taxes) are reported as a component of accumulated comprehensive income (loss) in stockholders' equity (deficit).

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

8.  LEASE AGREEMENTS

During the first quarter of 2002, the Company executed lease agreements for three North Carolina campuses. The table below sets forth additional information regarding these leases:

                                           Lease Commencement                Average Annual
          Campus             Square Feet          Date           Term           Payment
     -------------------     ----------    -----------------    -------      --------------
     South Charlotte, NC        12,500           5/15/02        60 mos.         $ 143,000

     Raleigh-Durham, NC         12,900           5/20/02        60 mos.         $ 166,000

     North Charlotte, NC        13,600           6/15/02        100 mos.        $ 194,000


9.  DEFERRED LEASE INCENTIVES

In conjunction with the opening of the Company's new corporate headquarters in Arlington, VA in 2002, the Company was reimbursed by the lessor for improvements made to the leased property in the amount of $250,000 in the three months ended June 30, 2002. The Company was reimbursed by the lessors for improvements made to the leased property in the amount of $1,063,000 in the three months ended September 30, 2002 primarily in conjunction with the opening of the Company's three North Carolina campuses. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these costs were capitalized as leasehold improvements and the reimbursements were recorded as deferred lease incentives. The leasehold improvements and the deferred lease incentives are being amortized on a straight-line basis over the corresponding lease terms, which range from 5 to 10 years.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). These statements are based on the Company's current expectations and are subject to a number of risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as state and regional regulatory requirements, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company's annual report on Form 10-K and its other filings with the Securities and Exchange Commission, all of which are incorporated herein by reference and are available from the Commission and from the Company's world wide web site at http://www.strayereducation.com. The Company undertakes no obligation to update or revise forward looking statements.


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

      Revenues. Revenue increased 26% from $18.2 million in the third quarter of 2001 to $23.0 million in the third quarter of 2002, principally due to an increase in student enrollments and a 5% tuition increase effective for 2002.

      Instruction and educational support expenses. Instruction and educational support expenses increased 21% from $8.1 million in the third quarter of 2001 to $9.8 million in the third quarter of 2002. The addition of new faculty due to enrollment growth, salary increases, and new campus openings - three in 2002 - contributed to the increase.

      Selling and promotion expenses. Selling and promotion expenses increased 30% from $3.9 million in the third quarter of 2001 to $5.0 million in the third quarter of 2002, principally due to an increase in advertising costs, specifically television advertising, increased advertising for the North Carolina campus openings and the Company's Strayer University Online activities, increases in the number of admission representatives at existing campuses and Online, and the addition of admissions personnel at new campuses opened in 2002.

      General and administration expenses. General and administration expenses increased 20% from $3.5 million in the third quarter of 2001 to $4.3 million in the third quarter of 2002 due to the addition of three new campuses in 2002, an increase in administrative personnel to support the enrollment growth, and salary increases.

      Income from operations. Operating income increased 44% from $2.7 million in the third quarter of 2001 to $4.0 million in the third quarter of 2002. The increase was due to the aforementioned factors.

      Investment and other income. Investment and other income decreased 12% from $.55 million in the third quarter of 2001 to $0.48 million in the third quarter of 2002. The decline was due to the overall reduction in the amount of cash and marketable securities outstanding and lower interest rates in 2002.

      Net income. Net income increased 35% from $2.0 million for the three months ended September 30, 2001 to $2.7 million for the corresponding period in 2002 because of factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Revenues. Revenue increased 26% from $65.7 million for the nine months ended September 30, 2001 to $82.5 million for the corresponding period in 2002, principally due to an increase in student enrollments and 5% tuition increase effective for 2002.

     Instruction and educational support expenses. Instruction and educational support expenses increased 23% from $24.1 million for the nine months ended September 30, 2001 to $29.8 million for the corresponding period in 2002. The addition of new faculty due to enrollment growth, salary increases, and new campus openings contributed to the increase.

     Selling and promotion expenses. Selling and promotion expenses increased 44% from $8.7 million for the nine months ended September 30, 2001 to $12.5 million for the corresponding period in 2002 due to an increase in advertising costs, specifically television advertising, increased advertising for the new campus openings and the Company's Strayer University Online activities, and increases in the number of admissions representatives.

     General and administration expenses. General and administration expenses increased 36% from $9.4 million for the nine months ended September 30, 2001 to $12.8 million for the corresponding period in 2002, principally due to the addition of three new campuses, an increase in administrative personnel, and salary increases.

     Income from operations. Operating income increased 17% from $23.5 million for the nine months ended September 30, 2001 to $27.5 million for the corresponding period in 2002. The increase was due to the aforementioned factors.

     Investment and other income. Investment and other income decreased 64% from $3.4 million for the nine months ended September 30, 2001 to $1.2 million for the corresponding period in 2002. The decrease was due to the overall reduction in the amount of cash and marketable securities outstanding and lower interest rates in 2002. In the 2001 period, the marketable securities were liquidated at a gain of $0.9 million to help fund the Company's share repurchase.

     Net income. Net income increased 7% from $16.4 million for the nine months ended September 30, 2001 to $17.5 million for the corresponding period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had cash, cash equivalents and marketable securities of $56.8 million compared to $57.7 million at December 31, 2001 and no debt. Beginning in the second quarter of 2002, the Company began investing in a diversified, no load, short-term, investment grade corporate bond fund in an effort to generate a somewhat higher yield on its liquid assets than its holdings in overnight and money market funds, but take only limited credit and interest rate risks . At September 30, 2002 the Company had invested $12 million in this fund. As of September 30, 2002, the 425 issues in this fund had an average credit rating of Aa3, an average maturity of 2.7 years and an average duration of 2.2 years as well as an average yield of 4.3%.

The Company generated $19.4 million from operating activities in the first nine months of 2002. Capital expenditures for the nine months were $16.1 million, of which $12 million was in the first quarter for the purchase of three campus facilities.

In the third quarter, bad debt expense increased from 0.9% of revenue in 2001 to 1.3% for the same period in 2002. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 7 days in the third quarter of 2002, unchanged compared to the same period in 2001.

Currently, the Company invests its cash in bank overnight deposits, money market funds and a short-term corporate bond fund. In addition, the Company has available two $10 million credit facilities from two banks under which there is no outstanding balance drawn. The Company believes that existing cash and cash equivalents, short-term corporate bond fund, cash generated from operating activities, and if necessary, cash borrowed under its credit facilities, will be sufficient to meet the Company's requirements for at least the next 12 months.

The Company has the following contractual commitments associated with operating leases and preferred stock cash dividends as of September 30, 2002:

                                       Payments Due By Period (In Thousands)
                                   ---------------------------------------------
                                    Within                               After
                                    1 Year     2-3 Years   4-5 Years    5 Years
                                   ---------   ---------   ---------   ---------
Operating Leases                    $ 5,264     $ 8,036     $ 5,421     $16,343
Preferred Stock Cash Dividends*       5,250      10,500      10,590      21,065
                                    -------     -------     -------     -------
   Total                            $10,514     $18,536     $16,011     $37,408
                                    =======     =======     =======     =======
---------------
*Common stock dividend payments, while not a contractual commitment, have historically been paid by the Company.

STUDENT ENROLLMENT

Enrollment at Strayer University for the 2002 fall term increased 18% to 16,532 students compared to 14,009 for the same term in 2001. Across the Strayer University campus network, new student enrollments increased 15% and continuing student enrollments increased 20%. Strayer University Online enrollments increased 90% to 5,401 students from 2,836. The total number of students taking courses online (including students at brick and mortar campuses taking at least one online course) in the fall 2002 quarter was 6,822.

                                                 STUDENT ENROLLMENT

                                                       Fall       Fall           %
                                                       2001       2002        Change
                                                     --------   --------     --------
New Campuses  (7 in operation 3 or less years)
     Campus Students                                     515      1,141        122%
     Online Students                                     296        988        234%
                                                      ------     ------
          Total New Campus Students                      811      2,129        163%
                                                      ------     ------

Mature Campuses (13 in operation 4 or more years)
     Campus Students                                  10,658      9,990         -6%
     Online Students                                   1,819      3,335         83%
                                                      ------     ------
          Total Mature Campus Students                12,477     13,325          7%
                                                      ------     ------

Out of Area Online Students                              721      1,078         50%
                                                      ------     ------

Total University Enrollment                           14,009     16,532         18%
                                                      ======     ======

Total Students Taking 100% Courses Online              2,836      5,401         90%

Total Students Taking At Least 1 Course Online         3,672      6,822         86%


NEW CAMPUS/STATE OPENINGS

Due to strong demand at its Raleigh-Durham, N.C. campus, the Company announced its intention to open a second campus in the Raleigh-Durham area by fall 2003. The Company also announced that in the third quarter Strayer University received approval from the South Carolina Commission on Higher Education to offer its academic programs at up to three campuses in the State of South Carolina. The Company also announced that in October the Committee on Post-Secondary Educational Institutions of the Tennessee Higher Education Commission voted unanimously to recommend authorization of Strayer University to operate two new campuses in the State of Tennessee. This recommendation is subject to review and final approval by the full Commission. The Company also announced that Strayer University had made applications to operate in the states of Pennsylvania and Delaware and will pursue approval in these states as part of a multiyear expansion plan. The Company reiterated its intention to open two to three new campuses by the fall term 2003.

EXPANDED ONLINE COURSE OFFERINGS

Strayer University began an asynchronous course pilot program in 2001, which featured five classes in the initial summer 2001 quarter rollout. Strayer University Online is currently offering 295 asynchronous classes in the fall 2002 quarter, and all academic programs are now available asynchronously.

CORPORATE/GOVERNMENT SPONSORSHIPS

Also during the third quarter, Strayer University continued to expand the scope of its existing corporate and governmental sponsorship arrangements and added new sponsorship agreements with Meridian KSI, Inc. and the U.S. Department of Defense Acquisition University. The Company's total number of corporate/government sponsorship arrangements is now 87.

SECONDARY OFFERING

On October 8, 2002, the Company filed a registration statement with the SEC for a proposed offering of up to 2.3 million shares of common stock. The Company will not receive any of the proceeds of the offering. The common shares proposed to be offered for sale will be issued upon the conversion of Series A convertible preferred stock currently held by New Mountain Partners, L.P., a private equity firm, and DB Capital Partners, Inc., an affiliate of Deutsche Bank.

This proposed offering is being made pursuant to the exercise of existing registration rights held by New Mountain and DB Capital. After giving effect to the offering, New Mountain will beneficially own in excess of 25% of Strayer's equity securities.

A registration statement relating to the proposed common stock offering has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This document shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sales would be unlawful prior to registration or qualification under the securities laws of any such state.

TOTAL POTENTIAL SHARE ISSUANCE

Shares used to compute diluted earnings per share include common shares issued and outstanding, the assumed conversion of Series A Convertible Preferred Shares outstanding, and the assumed exercise of issued stock options using the Treasury Stock Method. Our total current and potential common shares outstanding are as follows:

Current
-------
Common shares issued and outstanding at 9/30/02                   8,352,412
Convertible Series A Preferred Stock, convertible on a
    1:1 basis (outstanding or recorded) at 9/30/02                6,003,869
Authorized, issued and outstanding options using Treasury
    Stock Method                                                    200,250
                                                                 ----------
      Subtotal                                                   14,556,531
Potential
---------
Accrual of required PIK dividends on Convertible Series A
    Preferred Stock through May 2006                                962,924(a)
Total issued stock options, less options accounted for using
    the Treasury Stock Method above                                 769,750
Authorized but unissued options                                     579,405
                                                                 ----------
      Subtotal                                                    2,312,079
                                                                 ----------
      Total current and potential common shares                  16,868,610
                                                                 ==========

     (a) This number may be smaller as it does not reflect the possible reduction of Series A PIK dividends that would be associated with the consummation of the proposed 2.3 million common share Secondary Offering which the Company currently expects to close in the fourth quarter of 2002. In addition, these potential numbers do not reflect that the Company has the right to force conversion of all remaining Series A preferred shares into common shares after May 15, 2004 if the Company's common stock price trades above $52.00 per share for twenty consecutive trading days.

BUSINESS OUTLOOK

Based on the strong enrollment growth announced for the fall term, the Company estimates fourth quarter diluted EPS will be in the range of $0.57 - $0.59, before the effect of expenses associated with the Company's announced Secondary Offering, currently estimated to be approximately $.02 per diluted share. Based on its fourth quarter estimates, the Company expects to be at the high end of its previously announced full year 2002 diluted EPS estimates of $1.76 - $1.80, before the effect of expenses associated with the Company's announced Secondary Offering, currently estimated to be approximately $.02 per diluted share. Based on the strong enrollment results for the fall 2002 term, the Company is providing the following full year 2003 estimates:

              Enrollment:                          14% - 16% increase

              Revenue:                             $138 - $142 million

              Operating Margin:                    34.5% - 35.5%

              Diluted EPS:                         $2.12 - $2.16

              Diluted Shares Outstanding:          14,775,000

                ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes and may be exposed to changes in the market values of its future investments. The Company invests its excess cash in cash equivalents and marketable securities. At September 30, 2002, the majority of the Company's investments were in cash and cash equivalents, including money market mutual funds and bank overnight deposits. Approximately $12 million was invested in a diversified, no load, short-term, investment grade corporate bond fund. The Company has not used derivative financial instruments in its investment portfolio.

Investments in fixed rate interest earning instruments carry a degree of interest rate risk. These securities may have their fair market value adversely impacted by a rise in interest rates. Investments in money market funds may adversely impact future earnings due to a decrease in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. As of September 30, 2002, a 10% increase or decline in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in money market funds or interest earning marketable securities. In addition, as of September 30, 2002, a 10% decrease in market values would not have a material impact on the Company's future earnings, fair values, financial position or cash flows related to investments in marketable securities.

                         ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the Registrant's disclosure controls and procedures within the 90 days prior to the date of filing of this Quarterly Report on Form 10-Q. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Registrant's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

                          PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             None

ITEM 2.      CHANGES IN SECURITIES

             None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None

ITEM 4.      SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

             None

ITEM 5.      OTHER INFORMATION.

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits:

              None

b) Reports on Form 8-K:

              On August 2, 2002, the Company filed a Current Report on Form 8-K to report its financial results for the six months ended June 30, 2002.

              On August 22, 2002, the Company filed a Current Report on Form 8-K to report its regular quarterly common stock cash dividend would be paid in October.

              On October 8, 2002, the Company filed a Current Report on Form 8-K to report a proposed secondary offering of up to 2.3 million shares of common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

                             STRAYER EDUCATION, INC.


                              By: /s/ Mark C. Brown
                              ---------------------
                                  Mark C. Brown
                Senior Vice President and Chief Financial Officer
                             Date: November 1, 2002


CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

CERTIFICATIONS

I, Robert S. Silberman, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Strayer Education, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002                  /s/ Robert S. Silberman
                                        -----------------------
                                        Robert S. Silberman
                                        President and Chief Executive Officer

I, Mark C. Brown, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Strayer Education, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 1, 2002
                                                  /s/  Mark C. Brown
                                                  ------------------
                                                  Mark C. Brown
                                                  Senior Vice President and
                                                  Chief Financial Officer


   CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


CERTIFICATIONS

     The undersigned Chief Executive Officer of Strayer Education, Inc. (the "Registrant") hereby certify that this periodic report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                                                  /s/  Robert S. Silberman
                                                  ------------------------
                                                  Robert S. Silberman
                                                  President and Chief Executive
                                                  Officer
                                                  Date: November 1, 2002


     The undersigned Chief Financial Officer of Strayer Education, Inc. (the "Registrant") hereby certify that this periodic report on Form 10-Q fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                                  /s/  Mark C. Brown
                                                  ------------------
                                                  Mark C. Brown
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  Date: November 1, 2002