Form 10-K
period 2002-12-31
STRAYER EDUCATION INC
filed 2003-03-31
CIK 1013934

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002


                         Commission file number: 0-21039



                             STRAYER EDUCATION, INC.
             (Exact name of registrant as specified in its charter)



           MARYLAND                                     52-1975978
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

               1100 WILSON BLVD., SUITE 2500, ARLINGTON, VA 22209
                    (Address of principal executive offices)


        REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE: (703) 247-2500


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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [ ] No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [X] Yes [ ] No

       The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant's most recently completed second fiscal quarter was $528.7 million. (As of March 24, 2003, following a 2.3 million share secondary offering of common stock which closed in November 2002, the market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) was $600.8 million.)

       The total number of shares of Common Stock outstanding as of March 24, 2003 was 10,652,412.


                       DOCUMENTS INCORPORATED BY REFERENCE

       Certain portions of the Registrant's Definitive Proxy Statement for its 2003 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant's 2002 fiscal year) are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             STRAYER EDUCATION, INC.

                                    FORM 10-K

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I

Item 1    Business ...........................................................................................   1

Item 2    Properties .........................................................................................  21

Item 3    Legal Proceedings ..................................................................................  21

Item 4    Submission of Matters to a Vote of Security Holders ................................................  21

PART II

Item 5    Market for Registrant's Common Equity and Related Stockholder Matters ..............................  22

Item 6    Selected Consolidated Financial Data ...............................................................  23

Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations ..............  25

Item 7a   Quantitative and Qualitative Disclosures about Market Risk .........................................  31

Item 8    Financial Statements and Supplementary Data ........................................................  32

Item 9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ...............  53

PART III

Item 10   Directors and Executive Officers of the Registrant .................................................  54

Item 11   Executive Compensation .............................................................................  59

Item 12   Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters .....  59

Item 13   Certain Relationships and Related Party Transactions ...............................................  59

Item 14   Controls and Procedures ............................................................................  59

PART IV

Item 15   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................................  61

SIGNATURES ...................................................................................................  63

CERTIFICATIONS ...............................................................................................  66

                                     PART I

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

       This document and the documents incorporated by reference herein include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, the statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." We have typically used the words "may," "will," "expect," "believe," "estimate," "plan," "intend" and similar expressions in this document and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to many risks, uncertainties and assumptions, including, among other things:

    o  the pace of growth of student enrollment;

    o our continued compliance with Title IV of the Higher Education Act and the regulations thereunder, as well as state and regional regulatory requirements;

    o  competitive factors;

    o  risks associated with the opening of new campuses;

    o risks associated with the offering of new educational programs and adapting to other changes;

    o risks associated with the acquisition of existing educational institutions;

    o  risks related to the timing of regulatory approvals;

    o  our ability to continue to implement our online growth strategy; and

    o  general economic and market conditions.

       You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found elsewhere in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise forward looking statements.


ITEM 1. BUSINESS.

OVERVIEW

       Our company is a for-profit post-secondary education services company.

Our mission is to make high quality, post-secondary education achievable and convenient for working adults in today's economy. We work to fulfill this mission by offering a variety of academic programs through Strayer University, both in traditional classroom courses and through Strayer University Online. Strayer University prides itself on making post-secondary education accessible to working adults who missed or were previously unable to take advantage of higher education opportunities.

       Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting and information technology at 23 physical campuses in Maryland, Virginia, North Carolina, Tennessee and Washington, D.C. (including one campus in Raleigh, North Carolina, which will commence offering classes this summer). As of the fall 2002 quarter, we had more than 16,500 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education, one of the six regional collegiate accrediting agencies recognized by the U.S. Secretary of Education. Strayer University is committed to providing an education that prepares working adult students for advancement in their careers and professional lives. It attracts students from around the country and throughout the world. As part of its program offering, the University also offers classes via the internet through Strayer University Online, providing its working adult students a more flexible and convenient program offering and allowing students worldwide to take advantage of Strayer University's programs.

       We have experienced significant internal growth through new campus openings and geographic expansion over the last several years. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C. to twenty-three (23) campuses in four states and Washington, D.C. Our goal is to open at least three new campuses per year by filling out the Washington, D.C., Maryland, Virginia, North and South Carolina, Tennessee and Pennsylvania areas and by expanding into contiguous states that exhibit strong enrollment potential. We received earlier than anticipated approval from the Pennsylvania State Department of Education to open two campuses in Philadelphia and accordingly have determined to accelerate our rate of new campus openings in 2003 to five and plan to open two new campuses in Pennsylvania by fall 2003, subject to receiving all necessary regulatory approvals. We have opened nine of our campuses since the beginning of 2001. At the same time, we have developed a robust and rapidly growing online education program. Since receiving regulatory approval to offer our degree programs through Strayer University Online in 1997, we have experienced rapid growth, with 6,822 students enrolled in at least one class through Strayer University Online during the 2002 fall term.

       In connection with our recapitalization in May 2001, we hired a new senior management team, made significant investments in information technology infrastructure to support planned growth in our online programs, and embarked on an accelerated program to open new campuses. As a result of these efforts, our total revenues grew 19% from $78.2 million in 2000 to $92.9 million in 2001, with fall term enrollment growing from 12,100 students in 2000 to over 14,000 students in 2001. This strong growth has continued in 2002, with our total revenues growing 26% from $92.9 million in 2001 to $116.7 million in 2002 with fall term 2002 enrollment growing to over 16,500 students. During this period of significant revenue growth, net income grew 5% from $21.7 million in 2000 to $22.8 million in 2001, having been impacted by our investment in these new growth initiatives. Net income grew 13% from $22.8 million in 2001 to $25.8 million in 2002.


INDUSTRY BACKGROUND AND OUTLOOK

       The market for post-secondary education is large, growing and highly fragmented. The U.S. Bureau of Labor Statistics reports that over 60 million working adults in the United States do not have higher than a high school education. We believe that the demand for career-oriented, post-secondary education will increase during the next several years as a result of several demographic, economic and social trends, including:

    o  an increase in demand by employers for professional and skilled workers;

    o  a projected 10% growth in the annual number of high school graduates from
       2.8 million in 2000 to 3.1 million in 2010;

    o our expectation that the number of adults (persons 25 years old and older) enrolling in post-secondary education will increase significantly;

    o the significant and measurable income premium attributable to post-secondary education; and

    o  budgetary constraints at traditional colleges and universities.

       The adult education market is a significant and growing component of the post-secondary education market. We believe that the market for post-secondary adult education should continue to increase as working adults seek additional education and training to update and improve their skills in order to enhance their earnings potential and to keep pace with the increasing demands of a knowledge-based economy. In addition, we believe that many working adults will seek accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional, family and personal obligations. There are currently seven public companies (of which

Strayer is the smallest) operating in the post-secondary market. There are also numerous smaller private companies operating in the post-secondary market. However competition in the market has not impacted our ability to grow in this large and fragmented market.


COMPANY STRENGTHS

       We have a 110-year operating history and a proven track record of providing education programs for working adults. We believe the following strengths distinguish us from our competitors and position us to capitalize on the growing demand for post-secondary education among working adults:

    o CONSISTENT OPERATING HISTORY. We have been in continuous operation since 1892 and have demonstrated an ability to grow consistently and profitably. Our enrollments and revenues have grown each year since our initial public offering in 1996.

    o PRACTICAL AND DIVERSIFIED CURRICULA. We offer core curricula in stable, high demand areas of education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students and their employers by regularly refining and updating our existing educational programs. Additionally, we replicate programs that are successful in a given school at additional locations throughout our network of campuses. Strayer University currently offers 58 different degree, diploma and certificate programs inclusive of emphases and concentrations, to its students. We believe that our diversified program offerings provide us with greater stability of enrollments versus competitors that are more focused in one particular field of study.

    o FOCUS ON WORKING ADULTS PURSUING DEGREE PROGRAMS. We focus on helping working adults pursue college degrees in order to advance their career and employment opportunities. We believe this is an attractive market within the post-secondary education sector due to (1) the growing number of adult students enrolling in post-secondary education programs, and (2) the highly motivated nature of adult students given the personal sacrifices and time commitments required to attend class while balancing their busy schedules. We consider adult students to be our primary customers, with the various business and government organizations that provide tuition assistance to their employees as our secondary customers. With this focus on the customer, regardless of whether they choose to take classes at a physical campus or online, we have only one reporting segment. In addition, we believe that our focus on associate, bachelor and graduate-level degree programs results in extended periods of student enrollment and positively impacts the visibility and predictability of our future revenues. Approximately 95% of our students were enrolled in degree programs as of the fall 2002 quarter.

    o FLEXIBLE PROGRAM OFFERINGS. We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year. During the fall 2002 quarter, over 85% of the courses we offered were night or weekend courses. Additionally, we developed Strayer University Online to enable students to pursue a degree entirely online, thereby increasing the convenience, accessibility and flexibility of our high quality educational content. Approximately 41% of our students enrolled as of the fall 2002 quarter were taking or have taken at least one course through Strayer University Online. We believe that these convenient and flexible offerings distinguish us from many traditional universities that currently do not effectively address the unique requirements of working adults.

    o ATTRACTIVE AND CONVENIENT CAMPUS LOCATIONS. Our campuses are located in growing metropolitan areas in the mid-Atlantic and Southern regions where there are large populations of working adults. These geographic areas offer large populations of working adults with demographic characteristics similar to those of our typical students. Strayer University's campuses are attractive and modern, offering conducive learning environments in convenient locations.

    o ESTABLISHED BRAND NAME AND ALUMNI SUPPORT. With a 110-year operating history, Strayer University is an established brand name in post-secondary adult learning, and our students and graduates work throughout corporate America. Our extensive alumni network (currently over

       19,700 alumni worldwide) and support system fosters additional recruitment opportunities and assists students with job placement and career advancement. Strayer University was ranked first in the Washington Business Journal's 2002 Book of Lists for having the largest enrollment in graduate business and management programs in the Washington, D.C. metropolitan area.

    o STRONG OWNER-ORIENTED MANAGEMENT TEAM. In connection with our May 2001 recapitalization, we developed a new growth strategy and hired a new senior management team in March of 2001 to implement this strategy. As described below, under the leadership of Robert S. Silberman, our Chairman and Chief Executive Officer, we have embarked on various initiatives to increase enrollment and expand our campuses. In addition, all of our senior officers have made investments in Strayer through outright share purchases in addition to their option grants.


COMPANY STRATEGY

       Our goal is to be a leading provider of high quality post-secondary education programs for working adults primarily in the areas of business administration, accounting and information technology. We have identified the following factors as key to executing our growth strategy:

    o MAINTAIN STABLE ENROLLMENT IN OUR MATURE MARKETS. At December 31, 2002, we had 13 mature campuses (those in operation for more than three years). Over the last five years, average enrollment at our mature campuses has remained stable, while tuition has increased approximately 5% per year. Our goal is to maintain stable campus enrollments in our mature markets, while increasing revenues through a combination of complementary growth in those mature markets through Strayer University Online and continuing market-based tuition increases.

    o ACCELERATE RATE OF NEW CAMPUS GROWTH. Our goal is to open at least three new campuses per year by filling out the Washington, D.C., Maryland, Virginia, North and South Carolina, Tennessee and Pennsylvania areas and by expanding into contiguous states that exhibit strong enrollment potential. We believe this strategy will leverage our existing investment in curriculum, management and marketing infrastructure. Since our initial public offering in 1996, we have grown from eight campuses to twenty-three campuses (including three opening in the first and second quarters of 2003) while expanding into several states. We opened three new campuses in 2001, one in Baltimore, Maryland and two in Southern Virginia. On July 1, 2002, we began offering classes at three new campuses in North Carolina (one in Raleigh-Durham and two in Charlotte). Our new campuses have typically turned profitable after five to six quarters of operation.

       In 2002, the Tennessee Higher Education Commission approved our offering programs at two new campuses in the State of Tennessee. Accordingly, we are opening two new campuses in Tennessee (one in Memphis and one in Nashville) in the first quarter of 2003 with classes commencing in the spring quarter 2003. Due to strong demand at our Raleigh-Durham campus, we are also opening a second campus in the Raleigh-Durham area by summer 2003 and are evaluating additional expansion opportunities in North Carolina. We received earlier than anticipated approval from the Pennsylvania State Department of Education to open two campuses in Philadelphia and accordingly have determined to accelerate our rate of new campus openings in 2003 to five and plan to open two new campuses in Pennsylvania by fall 2003, subject to receiving all necessary regulatory approvals.

       We have also received approval from the South Carolina Commission on Higher Education to offer academic programs at up to three campuses in South Carolina and are investigating possible expansion locations in that state for 2004. We have also applied to operate in Delaware and expect to pursue approval there and in other adjacent states and open campuses in favorable demographic locations in adjacent regions as part of our multi-year expansion plan.

    o CONTINUE OUR GROWTH AT STRAYER UNIVERSITY ONLINE. We actively market Strayer University Online to U.S. students throughout all 50 states and to international students on a global basis. Strayer University Online has demonstrated its success with both asynchronous (on demand) and synchronous (real time) course offerings that are favored by working adult students because of their quality and convenience. We believe that the added flexibility of being able to offer both traditional and online courses allows us to better serve our working adult students. Due to the convenience and flexibility of online teaching, particularly in the asynchronous or "on demand" format, this medium has rapidly grown in acceptance and is expected to continue to enjoy rapid growth. Enrollment at Strayer University Online has grown at a greater than 80% compounded annual growth rate since its inception in 1997. Enrollment in markets outside of commuting distance to a Strayer University physical campus has grown at a greater than 50% compounded annual growth rate in this period. There were 6,822 students taking at least one online course as of the 2002 fall term and the Company intends to make additional investments in Online in 2003 to support the continued strong growth in this area.

    o DEVELOP CORPORATE/INSTITUTIONAL ALLIANCES. We believe we are well-positioned to pursue significant opportunities in the large corporate/institutional market. Our convenient evening, weekend and online courses provide an attractive solution for the education and training needs of employers and their employees. We currently have sponsorship and reimbursement arrangements of varying sorts with over 80 corporations and government institutions, including AT&T, Boeing, Computer Sciences Corporation, EDS, General Motors, Northrup Grumman, Pepco, UPS, Verizon, the U.S. Department of Defense, the General Services Administration and the World Bank Group. We are actively working with other institutions to increase the number of such arrangements.

    o CONSIDER SELECTIVE ACQUISITIONS. We periodically evaluate opportunities to acquire other providers of post-secondary education. When exploring acquisition opportunities, we seek schools that we believe offer programs with a good strategic fit to our current curricula and that have demonstrated compliance with regulatory requirements and accreditation standards. We also seek out operations that are located in geographic locations that possess attractive demographic characteristics. In addition, we also consider other factors such as price, the availability of financing on acceptable terms, competitive factors and the opportunity to improve operating performance through the implementation of our operating strategies. We compare potential acquisitions to other alternative uses of our capital (including but not limited to organic growth alternatives, share repurchases and special or increased dividends) in terms of return on capital and enhancing shareholder value. We have no current commitments with regard to potential acquisitions.


                               STRAYER UNIVERSITY

CURRICULUM

         Strayer University offers information technology and business-oriented curricula that are designed to equip students with specialized and practical knowledge and skills for careers in business, industry and government. Our Academic Curriculum Committee periodically reviews and revises the University's course offerings to improve the educational programs and respond to competitive changes in job markets. In 1993, Strayer University formed a Curriculum Advisory Board. The composition of the Curriculum Advisory Board varies over time, but typically consists of Strayer University faculty and representatives from private and government employers. The Curriculum Advisory Board supports the program evaluation process. Strayer University uses advice from the Board to make decisions about curriculum development, resource allocation and faculty appointments.

         Strayer University offers programs in the following areas:


                   GRADUATE PROGRAMS                               UNDERGRADUATE PROGRAMS
                   -----------------                               ----------------------
o   Master of Business Administration (M.B.A.) Degree    o    Bachelor of Science (B.S.) Degree
                                                                Accounting
o   Master of Science (M.S.) Degree                             Business Administration
                                                                Computer Information Systems
      Communications Technology                                 Computer Networking
      Information Systems                                       Database Technology
      Management Information Systems                            Economics
      Professional Accounting                                   International Business
                                                                Internetworking Technology
o   Executive Graduate Certificate Programs
                                                          o   Associate in Arts (A.A.) Degree
      Business Administration
      Computer Information Systems                              Accounting
      Professional Accounting                                   Acquisition and Contract Management
                                                                Business Administration
                                                                Computer Information Systems
                                                                Computer Networking
                                                                Database Technology
                                                                Economics
                                                                General Studies
                                                                Internetworking Technology
                                                                Marketing

                                                          o   Undergraduate Diploma Programs

                                                                Accounting
                                                                Acquisition and Contract Management
                                                                Computer Information Systems
                                                                Internetworking Technology
                                                                Network Security
                                                                Web Development

                                                          o   Undergraduate Certificate Programs

                                                                Accounting
                                                                Business Administration
                                                                Computer Information Systems


       Each undergraduate degree program includes courses in oral and written communication skills as well as mathematics and various disciplines in the humanities and social sciences. In addition to our degree, diploma and certificate programs, we offer classes to non-degree and non-program students wishing to take courses for personal or professional enrichment.

       Although all of our programs are offered at each campus, the University adapts its course offerings to the preferences of the student population at each location. Strayer University students may enroll in courses at more than one campus and take courses online.

       Strayer University structures its curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree. For example, a student originally pursuing a diploma in computer information systems can extend his or her original educational objective by taking additional courses leading to an A.A. degree in computer information systems, a B.S. degree in computer information systems, and ultimately an M.S. degree in information systems. This curriculum design provides students a level of competency and a measure of attainment in the event they interrupt their education or choose to work in their field of concentration prior to obtaining their final degree.

STRAYER UNIVERSITY ONLINE

       In August 1997, we began the operation of Strayer University Online. Through Strayer University Online, the University offers courses and degree programs via the internet using both synchronous (real time) and asynchronous (on demand) approaches to online learning. The asynchronous format was first utilized by the University in the summer 2001 quarter and has grown rapidly due to increasing demand. Students may take all of their courses solely through Strayer University Online or may take online courses as a supplement to traditional, site-based courses. A student taking classes through Strayer University Online has the same admission and financial aid requirements, policies and procedures and receives the same student services as other Strayer University students. Tuition for Strayer University Online courses is the same as for campus courses. During the fall 2002 quarter, Strayer University had 6,822 students participating in its online programs, 5,401 of whom took classes solely through Strayer University Online.

FACULTY

       Strayer University seeks to appoint faculty who hold appropriate academic credentials, are dedicated, active professionals in their field and are enthusiastic and committed to teaching working adults. In accordance with our educational mission, the University faculty focuses its efforts on teaching. The normal course load for a full-time faculty member is four courses per quarter for each of three quarters, or 12 courses per academic year. With the approval of the campus deans, faculty members may teach a fifth course per quarter and extra courses during the summer quarter for additional compensation. Strayer University requires full-time faculty members to hold student counseling hours at least two hours per week for each course they teach.

       We provide financial support for faculty members seeking to update their skills and knowledge. Strayer University maintains a tuition plan that typically reimburses instructors enrolled in advanced degree programs for 50% of the tuition for one new course per term and conducts annual in-house faculty workshops in each discipline. Strayer University also fully reimburses its faculty for their costs in receiving approved computer-related instruction and training to keep current in information technology developments. We believe that our dedicated and capable faculty is one of the keys to our success and, despite our rapid growth and expansion into new states, we have not experienced any difficulties in hiring qualified full-time and adjunct faculty to meet our growth objectives.

ORGANIZATION OF STRAYER UNIVERSITY

       Strayer University organizes its academic programs and administrative operations on a regional and campus basis. The University's annual financial budget and overall academic and business decisions are directed by its Board of Trustees. The Board of Trustees consists of Scott Steffey, Strayer's Executive Vice President and Chief Operating Officer and former Vice Chancellor of the State University of New York, as well as various non-management members. The current Board of Trustees members are listed below:

                                BOARD OF TRUSTEES

MR. SCOTT W. STEFFEY        Mr. Steffey is the Chairman of the Board of Trustees and
                            previously served for four years as Vice Chancellor of the State
                            University of New York. Mr. Steffey is the Executive Vice
                            President and Chief Operating Officer of Strayer Education, Inc.

DR. DONALD R. STODDARD      Dr. Stoddard is a lifetime academician and the former President of
                            Strayer University.

DR. CHARLOTTE F. BEASON     Dr. Beason is the Chair of the Commission on Collegiate Nursing
                            Education and Program Director, U.S. Department of Veterans
                            Affairs and is also a Director of Strayer.


MR. ROLAND CAREY            Mr. Carey is a former Director of Strayer and previously served as an advisor to the Louisa County Public School System of Virginia
                            and a school Program Coordinator.

DR. ELIOT A. COHEN          Dr. Cohen is Director of the Strategic Studies program at Johns
                            Hopkins University. Previously, Dr. Cohen was an Assistant
                            Professor of Government and Assistant Dean of Harvard College. Dr.
                            Cohen has also served as a member of the Strategy Department of the United States Naval War College and as a member of the Policy
                            Planning Staff of the Office of the Secretary of Defense.

MR. TODD A. MILANO          Mr. Milano is President and Chief Executive Officer of Central
                            Pennsylvania College and is also a Director of Strayer.

DR. PETER D. SALINS         Dr. Salins is Provost and Vice Chancellor for Academic Affairs and
                            Chief Academic Officer at the State University of New York.

DR. JENNIE D. SEATON        Dr. Seaton is a former Director of Strayer and previously served as Assistant Dean of Virginia Commonwealth University.

MR. G. THOMAS WAITE, III    Mr. Waite is the Chief Financial Officer and Treasurer of The
                            Humane Society of the United States and is also a Director of
                            Strayer.


       Within the parameters of the academic and financial direction set by its Board of Trustees, Strayer University is managed on a day-to-day basis by the University President and Provost and Academic Dean as to academic matters, as well as by three Regional Directors and the Director of Strayer University Online who are responsible for implementing Board of Trustees policy and meeting commercial and budgetary goals for their respective areas. In addition, there is one Dean of Student Affairs who is responsible for ensuring the University is meeting the non-academic needs of students in all regions and additional Regional Academic Deans who oversee delivery of academic programs throughout the University's network of campuses. Other key University administration officials are the Director of Financial Aid and Title IV Compliance, Director of Libraries, Director of Facilities, Director of Academic Records and Director of Institutional Research and Assessment. In addition, to support the University's continuing growth strategy, the University has two additional key Director positions: Director of New Campus Openings and Director of Business Development. Following Dr. Stoddard's retirement as University President in January 2003, the University appointed Dr. J. Chris Toe, the Provost and Academic Dean, as President. The University's current senior academic and commercial managers are listed below:


                          UNIVERSITY SENIOR MANAGEMENT

     DR. J. CHRIS TOE - Acting President, Provost and Academic Dean

     JAMES F. MCCOY - Regional Director - Southern Virginia, North Carolina and
                      Tennessee

     REGINALD RAINEY - Regional Director - Northern Virginia

     MICHAEL O. WILLIAMS - Regional Director - Maryland and Washington, D.C.

     PAMELA S. BELL - Director - Strayer University Online

     BETTY G. SHUFORD- Dean of Student Affairs (all regions)

     ROBERT L. GUSTAVUS - Regional Academic Dean

     MARJORIE ARRINGTON - Director of Financial Aid and Title IV Compliance

     GREGORY FERENBACH - Director of Business Development and Senior Counsel

     DAVID A. MOULTON - Director of Libraries

     RANDI S. REICH - Director of New Campus Openings

     GEOFFREY D. ROTH - Director of Facilities

     MICHAEL K. SCHUCHERT - Director of Institutional Research and Assessment

     CYNDI L. WASTLER - Director of Academic Records

       Similarly, at the campus level, the day-to-day business operations are managed by a campus manager and the academic functions are overseen by a campus dean. Each campus is staffed with personnel performing instructional, admissions, academic advising, financial aid, student services and career development functions. A learning resource center at each campus supports the University's instructional programs. Each learning resource center contains a library and computer laboratories and is operated by a full-time manager and support staff who assist students in the use of research resources.

                           CORPORATE SENIOR MANAGEMENT

       For a description of Strayer Education Inc.'s senior management, see the biographical information set forth on pages 64 - 70 below.

MARKETING

       To generate interest among potential students, we engage in a broad range of activities to inform the working adult public and their employers about the programs we offer. These activities include: direct mail; internet marketing; marketing to our existing students; print and broadcast advertising; student referrals and corporate and government outreach activities. Direct response methods (direct mail and email advertising) are used to generate inquiries from potential students and their employers. Strayer University maintains booths and information tables at appropriate conferences and expos, as well as at transfer days at community colleges. Through our business-to-business outreach efforts, we market our programs to corporations with personal sales calls, distribution of information through corporate intranets and human resource departments and on-site information meetings. We implement a continuous marketing strategy to record inquiries in our database and track them through to application and registration. Additionally, we market to students and alumni with information about new programs and new locations to encourage them to return for further education.

STUDENT PROFILE

       The majority of Strayer University students are working adults pursuing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University's programs at the beginning of the 2002 fall quarter, approximately 59% were age 30 or older and approximately 71% were engaged in a part-time (fewer than three courses each quarter) course of study. In the 2002 fall quarter, our students registered for an average of 8.8 course credits (about two classes per student).

       Strayer University has a very diverse student body. In 2002, 51% of students were minorities and 57% of students were women. Approximately 7% of the University's students were international, including those taking courses through Strayer University Online. Approximately 3% of the University's students are active duty military personnel. Through Strayer University Online, the University offered courses to students in all 50 states and 60 foreign countries in 2002. Strayer University prides itself on making post-secondary education accessible to working adults who missed or were previously unable to take advantage of education opportunities.

       The following is a breakdown of our students by program level as of the 2002 fall quarter:

                                            NUMBER        PERCENTAGE OF
              DEGREE PROGRAMS            OF STUDENTS     DEGREE STUDENTS
              ---------------            -----------     ---------------
Bachelors .............................     10,174             67%
Masters ...............................      3,034             20%
Associates ............................      2,064             13%
                                            ------            ----
Total Degree Students .................     15,272            100%
                                            ======            ====

                                                          PERCENTAGE OF
                                            NUMBER          NON-DEGREE
            NON-DEGREE PROGRAMS          OF STUDENTS         STUDENTS
            -------------------          -----------         --------
Diploma ...............................       510              40%
Undergraduate Certificate .............        21               2%
Graduate Certificate ..................        31               3%
Undeclared ............................       698              55%
                                            -----             ----
Total Non-Degree Students .............     1,260             100%
                                            =====             ====

       Our business is seasonal and as a result, our quarterly results of operations tend to vary within a year due to student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term.

STUDENT ADMISSIONS

       Strayer University seeks to ensure that incoming students have the necessary academic background to succeed in their course of study. Students attending Strayer University's undergraduate programs must possess a high school diploma or a General Educational Development Certificate. Students attending Strayer University's graduate programs must have a bachelor's degree from an accredited institution. If a student's undergraduate major varies widely from the student's proposed graduate course of study, certain undergraduate foundation courses may be necessary for admission to some of the highly technical courses offered at the graduate level.

       International students applying for admission must meet the same admission requirements as other students. Those students whose native language is not English must provide evidence that they are able to use the English language with sufficient facility to perform college-level work in an English-speaking institution.

TUITION AND FEES

       Strayer charges tuition by the credit hour. All courses offered are 4.5 credit hours. As of January 1, 2003, undergraduate full-time students are charged at the rate of $232 per credit hour. Undergraduate part-time students are charged at the rate of $243 per credit hour. Courses in graduate programs are charged at the rate of $309 per credit hour. Accordingly, a full-time student seeking to obtain a bachelor's degree in four years currently would pay approximately $10,440 per year in tuition. Strayer University implemented a tuition increase of 5% per credit hour effective January 1, 2003. Under a variety of different programs, Strayer University offers scholarships and tuition discounts to active and reserve military students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements.

SEL PROGRAM

       In 1995, we introduced the Strayer Education Loan Program (the "SEL Program") for eligible students as an alternative to government sponsored student loans. Education Loan Processing, Inc., a wholly-owned subsidiary, administers the SEL Program for Strayer University. In addition to serving as an alternative to the federal loan programs, the SEL Program can service loans at a competitive cost.

       We designed the SEL Program for working adult students. Borrowers make payments while enrolled, thereby reducing the debt they otherwise would assume upon completion of their studies. While enrolled at Strayer University, the minimum monthly payment on the loan is a percentage of the balance each month. Upon completion of their schooling, students are placed on a fixed payment plan. The loans generally have maturities ranging from one to four years after graduation and bear interest at a rate that is competitive with rates under federal student loan programs.

       Loans under the SEL Program are unsecured. Before making loans, we conduct a credit evaluation and verify the employment of each applicant. Student defaults on loans extended under the SEL Program have historically approximated 2-2.5% of total dollars loaned.

STRAYER FOUNDATION SCHOLARSHIPS

       The Strayer University Education Foundation (the "Foundation") was established by a former majority stockholder of Strayer as an independent entity to provide scholarships and grant assistance for needy students who wish to pursue a program of study at Strayer University. The Foundation has a nine member Board of Trustees, including independent members (as well as Mr. Steffey), and oversees a variety of scholarship and grant programs for students based on eligibility criteria established by the Foundation's Board of Trustees.

CAREER DEVELOPMENT SERVICES

       Although most of Strayer University's students are adults who are already employed, the University actively assists its students and alumni with job placement and other career-related matters through career development offices in each region where the University has campuses. Strayer's career development personnel conduct workshops on employment-related topics (including resume preparation, interviewing techniques and job search strategies), maintain job listings, arrange campus interviews by employers and provide other placement assistance. Strayer University sponsors career fairs in the fall and spring quarters for students and alumni to discuss career opportunities with companies and governmental agencies.

       We regularly conduct alumni surveys to monitor the career progression of our graduates and to comply with Middle States and state requirements to perform outcome assessments. The 2000 alumni survey, which had an approximately 24% overall response rate, indicated that 91% of those responding were employed. According to the survey, Strayer University's greatest assets, in order of importance, are campus location, schedule variety, instructor knowledge, course selection, online courses and small class sizes.

       Strayer University students and graduates are employed by a wide range of companies and many governmental agencies.

EMPLOYEES

       As of December 31, 2002, Strayer University employed 721 faculty members, of whom 144 were full-time and 577 were part-time, and 548 non-faculty staff in information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions. Of the University's non-faculty staff, 435 were employed full-time and 113 were employed part-time.

INTELLECTUAL PROPERTY

       In the ordinary course of its business, Strayer develops many kinds of intellectual property that are or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. Such intellectual property includes Strayer's courseware materials for classes taught via the internet or other distance-learning means and business know-how and internal processes and procedures developed to respond to the requirements of its operations and various education regulatory agencies. Strayer also claims a common law right to the mark "STRAYER" for educational services and has obtained federal registration of the mark.

REGULATION

REGULATORY ENVIRONMENT

       The Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various Title IV programs, including Strayer University, both to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad:
(1) the federal government through the U.S. Department of Education; (2) the institutional accrediting agencies recognized by the U.S. Secretary of Education; and (3) state higher education regulatory bodies. The regulations, standards and policies of these regulatory agencies are subject to change.

ACCREDITATION

       Strayer University has been institutionally accredited since 1981 by the Middle States Commission on Higher Education ("Middle States"), a regional accrediting agency recognized by the U.S. Secretary of

Education. Accreditation is a system for recognizing educational institutions and their programs for performance, integrity, educational quality, faculty, physical resources, administrative capability and financial stability that entitles them to the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs for accreditation and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting bodies to ensure that such schools maintain the performance, integrity and quality required for accreditation.

       Middle States is the same accrediting agency that grants institutional accreditation to other degree-granting public and private colleges and universities in its region (namely, Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, Puerto Rico and the U.S. Virgin Islands). Accreditation by Middle States is an important attribute of Strayer University. Colleges and universities depend on accreditation when evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate's credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation is necessary to qualify for eligibility for federal student financial assistance. Middle States reaffirmed our accreditation in 2000 for a ten-year period.

       The accrediting agencies that accredit higher education institutions in various regions of the United States have recently adopted a "Policy on Evaluation of Institutions Operating Interregionally." Under that policy, both the "home" regional accreditor and the "host" regional accreditor cooperate to evaluate an institution that delivers education at a physical site in the host accreditor's region. Although the home region is solely responsible for final accreditation actions, as we open campuses in regions outside the Middle States region, the host regional accreditors also will participate in the accreditation process of such expansion operations.

STATE LICENSURE

       We are authorized to offer our programs, including those offered through Strayer University Online, by the applicable educational regulatory agencies in all states where our campuses and Strayer University Online facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees or diplomas to students in those states. We are subject to extensive regulation in each of the five jurisdictions (the District of Columbia, Virginia, Maryland, North Carolina and Tennessee) in which we currently maintain campuses, and we will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses. We are required by the Higher Education Act to maintain state licensure in each state where we maintain a campus that participates in Title IV programs.

OTHER APPROVALS

       We are approved by appropriate authorities for the education of veterans and members of the selective reserve and their dependents, as well as for the rehabilitation of handicapped veterans. In addition, we are authorized by the Immigration and Naturalization Service (the "INS") of the U.S. Department of Justice to admit international students for study in the United States subject to applicable guidelines. The INS, working with the Department of State, is in the process of instituting a mandatory electronic reporting system for schools that enroll international students.

FINANCING STUDENT EDUCATION

       Students finance their Strayer University education in a variety of ways. A significant number of students utilize federal financial aid. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts. We also offer a variety of grants, loans (including loans under the SEL Program), scholarships and work-study programs as financing options for our students.

       In 2001, approximately 44% of Strayer University's students participated in one or more Title IV programs. A substantial portion (approximately 55% in 2001) of our revenues was derived from tuition financed under Title IV programs.

       Our participation in financial aid programs is designed to assist eligible students whose financial resources are inadequate to meet the cost of education. Federal student aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of financial aid must maintain a satisfactory grade point average and progress in a timely manner toward completion of a program of study.

       The Higher Education Act addresses an institution's return-of-funds policy with regard to Title IV programs. Under the Act, the institution must first determine the amount of Title IV program funds that the student "earned." If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order and excluding the Federal Work-Study Program, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return required funds no later than 30 days after the date the institution determines a student withdrew. If such payments are not timely made, an institution is subject to adverse action, including the submission of a letter of credit equal to 25% of the refunds the institution should have made in its most recent fiscal year. Strayer believes that Strayer University's return-of-funds policy and practice is consistent with the current Higher Education Act.

TITLE IV PROGRAMS

       Strayer University maintains eligibility for its students to participate in the following Title IV programs:

    o Federal Pell Grants. Grants under the Federal Pell Grant ("Pell") program are available to eligible students based on financial need and other factors.

    o Campus-Based Programs. The "campus-based" Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Work-Study program and the Federal Perkins Loan ("Perkins") program.

    o Federal Family Education Loans. Pursuant to the Federal Family Education Loan Program (the "FFEL Program"), which includes the Federal Stafford Loan ("Stafford") program and the Federal Parent Loan for Undergraduate Students ("PLUS") program, students and their parents can obtain from lending institutions subsidized and unsubsidized student loans, which are guaranteed by the federal government. Students who demonstrate financial need may qualify for a subsidized Stafford loan, and the federal government will pay the interest on the loan while the student is in school and until the student's obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan.

    o Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program (the "Direct Loan Program"), the Department of Education makes loans directly to students rather than guaranteeing loans made by lending institutions. Strayer University has not originated any loans under this program, but utilizes other Title IV loan programs.

OTHER FINANCIAL AID PROGRAMS

       In addition to Strayer University's own student loan and scholarship programs, eligible students at Strayer University may participate in educational assistance programs administered by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, the District of Columbia and private organizations.


FINANCIAL AID REGULATION

       To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized by each state within which it is physically located to offer its educational programs and maintain institutional accreditation by a recognized accrediting agency. The institution also must be certified by the Department of Education to participate in Title IV programs, based on a determination that, among other things, the institution meets certain standards of administrative capability and financial responsibility. For purposes of the Title IV programs, Strayer University and all of its campuses are considered to be a single "institution of higher education" so that Department of Education requirements applicable to an "institution of higher education" are applied to all of Strayer University's campuses in the aggregate rather than on an individual basis. Strayer University and each of its campuses are currently certified to participate in Title IV programs.

       Congress reauthorizes the Higher Education Act approximately every five years with the next Congressional review scheduled to take place in 2003. In addition, Congress reviews and determines appropriations for Title IV programs on an annual basis. An elimination of certain Title IV programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs or the substitution of materially different programs could reduce the ability of certain students to finance their education. This, in turn, could lead to lower enrollments at Strayer University or require Strayer University to increase its reliance upon alternative sources of student financial aid. Given the significant percentage of Strayer University's revenues that are derived indirectly from the Title IV programs, the loss of or a significant reduction in Title IV program funds available to Strayer University's students could have a material adverse effect on Strayer. In addition, the regulations applicable to Strayer University have been subject to frequent revisions. If Strayer University were not to continue to comply with such regulations, such non-compliance may affect the operations of the University and its ability to participate in Title IV programs. Certain elements of the regulations applicable to Strayer University are described below.

INCREASED REGULATORY SCRUTINY

       The 1992 amendments to the Higher Education Act formalized, modified and strengthened the regulatory structure known as the "Program Integrity Triad," which consists of the Department of Education, recognized accrediting agencies and state higher education regulatory bodies. Congress intended this initiative to increase the regulatory scrutiny of post-secondary educational institutions. The 1998 amendments to the Higher Education Act preserve the Program Integrity Triad with some refinements. In addition to the Program Integrity Triad, other participants in Title IV programs, notably student loan guaranty agencies, also have enforcement authority.

ADMINISTRATIVE CAPABILITY

       Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite "administrative capability" to participate in Title IV programs. To meet the administrative capability standards, an institution, among other things, must comply with all applicable Title IV program regulations, must not have cohort default rates above specified levels, must have various procedures in place for safeguarding federal funds, must not be, and not have any principal or affiliate who is debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension, must submit in a timely manner all reports and financial statements required by the regulations and must not otherwise appear to lack administrative capability.

PROVISIONAL CERTIFICATION

       In certain circumstances, including a change in ownership resulting in a change of control, the Department of Education may certify an institution's continuing eligibility to participate in Title IV programs on a provisional basis for no more than three years. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution's certification to participate in Title IV programs with the institution having fewer due process protections than if it were fully certified.

THIRD PARTY SERVICERS

       Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution's participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution for any violation by the servicer of any Title IV provision. Strayer University has written contracts with three third-party servicers: Financial Aid Management for Education, Inc., Post-secondary Education Assistance Corporation and Weber and Associates, Inc. The servicers each perform activities related to Strayer University's participation in Title IV programs, such as certifying FFEL Program loan applications, preparing reports from Strayer University to the Department of Education, issuing payments for the Pell and campus-based programs and issuing and collecting Perkins loans.

FINANCIAL RESPONSIBILITY

       The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Strayer University must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the services described in its official publications and statements, provide the administrative resources necessary to comply with Title IV requirements and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for debts and liabilities incurred in programs administered by the Department.

       Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution's capital resources, ability to borrow and financial viability); (2) primary reserve ratio (which measures the institution's financial viability and liquidity); and (3) net income ratio (which measures the institution's ability to operate at a profit or within its means). An institution's financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. Strayer University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2001 and calculated a composite score of 3.0, the highest score available. Strayer therefore believes that Strayer University meets the Department of Education's financial responsibility standards.

STUDENT LOAN DEFAULTS

       Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of federally guaranteed student loans by its students exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a "cohort default rate") is calculated for each institution by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. The Department calculates a single cohort default rate for each federal fiscal year that includes all current or former student borrowers at the institution who commenced repayment on any FFEL Program or Direct Loan Program loan during that year.

       Under the Department's regulations regarding cohort default rates, if the Department notifies an institution that its three most recent cohort default rates are each 25 percent or greater, the institution's participation in the FFEL Program, Direct Loan Program and Federal Pell Grant Program ends 30 days after the notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution's participation in the FFEL Program and Direct Loan Program ends 30 days after notification that its most recent cohort default rate is greater than 40 percent, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years. The new regulations also address cohort default rates for institutions that have undergone a change in status, such as acquisition or merger of institutions and acquisition of another institution's branches or locations.

       If an institution's cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, the institution may be placed on provisional certification status. Provisional certification does not limit an institution's access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. Strayer University's cohort default rates on FFEL Program loans for the 1998, 1999, 2000 federal fiscal years, the three most recent years for which this information is available, were 12.1%, 5.6% and 4.7% respectively. The average cohort default rates for for-profit institutions nationally were 11.4%, 9.3% and 9.4% in fiscal years 1998, 1999 and 2000, respectively.

THE "90/10 RULE"

       Under what is commonly referred to as the "90/10 Rule," the Higher Education Act provides that for-profit institutions, such as Strayer University, are eligible to participate in Title IV programs only if they derive no more than 90% of their revenues from Title IV programs, as determined in accordance with a formula described in the regulations. A for-profit institution that violates the "90/10 Rule" loses its eligibility to participate in Title IV programs for at least one year. During 2001, Strayer University derived 55% of its revenues from tuition financed under Title IV programs.

INCENTIVE COMPENSATION

       As a part of an institution's program participation agreement with the Department of Education and in accordance with the Higher Education Act, the institution, subject to certain exceptions, may not provide, nor contract with any entity that provides, any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity. The Department of Education recently published revised regulations, to clarify the incentive payment rule and provide a number of "safe harbors". Failure to comply with the incentive payment rule could result in loss of ability to participate in Federal Student Financial Aid programs or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in Strayer University's present or former employee compensation and third-party contractual arrangements, Strayer University believes that its employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the Higher Education Act.

DISTANCE LEARNING AND THE "50% RULES"

       Strayer University offers essentially all of its existing degree and diploma programs through Strayer University Online, delivering instruction via internet-based telecommunications from Strayer's Distance Learning Center in Lorton, Virginia. Strayer University Online has been approved by the applicable regulatory agencies in all states where our campuses and Strayer University Online facilities are located. During the fall 2002 quarter, Strayer University had 6,822 students taking courses online, 5,401 of whom took classes solely through Strayer University Online.

       The Higher Education Act excludes from Title IV program participation institutions at which more than 50% of the institution's courses are offered by correspondence or at which 50% or more of the institution's students are enrolled in correspondence courses, except that the Secretary of Education is authorized to waive this limitation at his/her discretion in the case of institutions offering two- or four-year programs leading to an associate or bachelor degree. Department of Education regulations grant an automatic waiver for these degree-granting institutions if students enrolled in correspondence courses receive five percent or less of the total Title IV program funds received by all students enrolled at the institution. In addition, a student is not eligible for Title IV program funds for a correspondence course unless such course is at least one academic year in length or part of a program leading to an associate, bachelor or graduate degree. The Higher Education Act states that a student enrolled in a course of instruction at an institution like Strayer University, where at least half of the programs lead to a degree that is offered in whole or in part through telecommunications and leads to a recognized certificate for a program of study of one year or longer, or a recognized associate, bachelor or graduate degree conferred by such institution, is not considered to be enrolled in a correspondence course, unless the total number of telecommunications and traditional correspondence courses offered by the institution equals or exceeds 50% of the total number of courses offered by the institution. For purposes of the 50% rules, a course must be considered as being offered once during an award year regardless of the number of times it is offered during that year, and a course that is offered both on campus and online must be considered two courses for the purpose of determining the total number of courses the institution provided during an award year. Strayer University's policy is to ensure that it remains in compliance with the 50% rules by monitoring its course offerings and ensuring that the number of courses offered through Strayer University Online will not equal or exceed one-half of the total number of courses offered by Strayer University, calculated as set forth above. Strayer University does not offer traditional correspondence courses.

COMPLIANCE REVIEWS

       Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies and accrediting agencies. The Higher Education Act and Department of Education regulations also require an institution to submit annually a compliance audit of its administration of the Title IV Programs conducted by an independent certified public accountant in accordance with Government Auditing Standards and the Office of Inspector General audit guide.

POTENTIAL EFFECT OF REGULATORY VIOLATIONS

       If Strayer University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring Strayer University to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV funds, requiring the University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against the University, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate the participation of the University in Title IV programs. In addition, Strayer University's guaranty agencies could initiate proceedings to limit, suspend or terminate Strayer University's eligibility to provide guaranteed student loans in the event of certain regulatory violations. Although there are no such sanctions currently in force, and Strayer University does not believe any such sanctions or proceedings are presently contemplated, if such sanctions or proceedings were imposed against Strayer University and resulted in a substantial curtailment of the University's participation in Title IV programs, Strayer University would be materially and adversely affected.

       If Strayer University lost its eligibility to participate in Title IV programs, or if the amount of available federal student financial aid were reduced, the University would seek to arrange or provide alternative sources of revenue or financial aid for students. The SEL Program would provide one such alternative, but there can be no assurance that the SEL Program could provide loans sufficient to make up for the loss of Title IV program funds. Although the University believes that one or more private organizations would be willing to provide financial assistance to students attending Strayer University, there is no assurance that this would be the case, and the interest rate and other terms of such student financial aid might not be as favorable as those for Title IV program funds. Strayer University may be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of eligibility of Strayer

University to participate in Title IV programs would be expected to have a material adverse effect on Strayer University even if it could arrange or provide alternative sources of revenue or student financial aid.

RESTRICTIONS ON ADDING LOCATIONS AND EDUCATIONAL PROGRAMS

       State requirements and accrediting agency standards may in certain instances limit the ability of Strayer University to establish additional locations and programs. District of Columbia regulations require institutions to submit an application for an amended license in order to add a new program or location. The Virginia State Council of Higher Education requires institutions to obtain approval prior to offering new educational programs at existing sites or instruction for degree credit at a new site located more than 25 miles or 30 minutes' travel time from an existing location. Maryland law and regulations require institutions to obtain the approval of the Maryland Higher Education Commission in order to offer an instructional program not specified in its certificate of approval or to offer more than one-third of the credit-bearing coursework leading toward a certificate or degree at a location not specified in its certificate of approval. In North Carolina, new locations and programs must be approved by both the University of North Carolina Board of Governors and (for non-degree programs) the North Carolina Community College System. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, and upon notification may undertake a review of the institution's accreditation. Based on its current understanding of how these standards will be applied, the University does not believe that these standards will have a material adverse effect on Strayer University or its expansion plans.

       The Higher Education Act requires for-profit institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations permit an institution that is already qualified to participate in Title IV programs to establish additional locations that are exempt from the two-year rule. Such additional locations may immediately qualify for participation in the Title IV programs, unless the location was acquired from another institution that has ceased offering educational programs at that location and has unpaid Title IV liabilities, and the acquiring institution does not agree to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution's accrediting agency. Strayer University's expansion plans assume its continued ability to establish new campuses as additional locations of Strayer University under such applicable regulations and thereby avoid incurring the two-year delay in participation in Title IV programs. The loss of state authorization or accreditation by Strayer University or an existing campus, or the failure of Strayer University or a new campus to obtain state authorization or accreditation, would render Strayer University ineligible to participate in Title IV programs in that state or at that location.

       The Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. If the institution participates in Title IV programs under provisional certification, as the University currently does as a result of its 2001 recapitalization and change of ownership (see "Change in Ownership Resulting in a Change of Control"), and in certain other circumstances, the institution must obtain Department of Education approval for the new location before providing Title IV assistance to students at that location. Otherwise, once it reports the location to the Department of Education, the institution may disburse Title IV program funds to eligible students at that location if the location is licensed and accredited. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary Department of Education approval may be subject to administrative repayments and other sanctions. Strayer does not believe that the Department of Education's regulations will create significant obstacles to Strayer University's plans to add new campuses.

       Generally, if an institution eligible to participate in Title IV programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a degree-granting institution such as Strayer is not obligated to obtain Department of Education approval of additional programs that lead to an associate, bachelor, professional or graduate degree at a level already awarded. Similarly, an institution is not required to obtain advance approval for new programs that prepare students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum-length requirements. In the event that an institution erroneously determines that an educational program is eligible for Title IV funds without the Department of Education's express approval, the institution may be liable for repayment of Title IV aid received by the institution in connection with that program. Strayer does not believe that the Department of Education's regulations will create significant obstacles to Strayer University's plans to add new programs.

CHANGE IN OWNERSHIP RESULTING IN CHANGE OF CONTROL

       Many states require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states. Strayer University's accrediting agency, Middle States, requires institutions that it accredits to inform it in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to Middle States include changes in the legal status, ownership or form of control of the institution, such as the sale of a proprietary institution. Middle States must approve a substantive change in advance in order to include the change in the institution's accreditation status.

       The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in the Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period prior to recertification. The Higher Education Act provides that the Department of Education may temporarily, provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within ten business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution's application. If the Department of Education determines to approve the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The Higher Education Act defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly traded corporation, the securities of which are required to be registered under the Exchange Act, such as Strayer, the Department of Education regulations implementing the Higher Education Act define a change in ownership resulting in a change of control as occurring when a person acquires ownership and control of a corporation such that the corporation is required to file a Form 8-K with the Securities and Exchange Commission ("SEC") notifying that agency of the change of control. The regulations also provide that a change in ownership and control of a publicly traded corporation occurs if a person who is a controlling stockholder of the corporation ceases to be a controlling stockholder. A controlling stockholder is a stockholder who holds or controls through agreement both 25% or more of the total outstanding voting stock of the corporation and more shares of voting stock than any other stockholder.

       Under INS regulations, if a school that is approved to admit foreign students changes ownership, approval will be automatically withdrawn 60 days after the change of ownership unless the school files a new petition for school approval within 60 days after that change of ownership. If, after conducting a review, the INS district director finds that the school's approval should not be continued, the district director must institute proceedings to withdraw the school's approval. Strayer University currently has INS approval to admit foreign students for U.S. study, subject to applicable regulations.

       Pursuant to federal law providing benefits for veterans and reservists, Strayer University is approved for education of veterans and members of the selective reserve and their dependents by the state approving agency in the District of Columbia, Maryland, North Carolina and Virginia. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

       In order to complete the change of ownership associated with Strayer's self-tender offer to repurchase common shares and the sale of its Series A Preferred Stock to New Mountain Partners, L.P. (a private equity fund managed by New Mountain Capital, LLC) and MidOcean Partners, L.P. (formerly DB Capital Investors, L.P.) in March 2001, Strayer University was required to make a number of submissions to educational regulatory bodies, including, among others: (1) filing a "substantive change" report with Middle States; (2) filing an application for approval to participate in federal student financial aid programs with the Department of Education; (3) filings with the D.C. Education Licensure Commission, the Maryland Higher Education Commission and the Virginia State Council of Higher Education; and (4) filings with the INS and approving agencies for veterans benefits in the District of Columbia, Maryland and Virginia. All of the applicable agencies approved the transaction, which closed in May 2001. As is customary for institutions undergoing a change of ownership resulting in a change of control, the Department of Education recertified the University on a provisional basis through June 30, 2004.

         If Strayer University underwent a change of control that required approval by any state authority, Middle States or any federal agency, and any required regulatory approval were significantly delayed, limited or denied, there could be a material adverse effect on Strayer University's ability to offer certain educational programs, award certain degrees or diplomas, operate one or more of its locations, admit certain students or participate in Title IV programs, which in turn would materially and adversely affect Strayer University's operations. A change that required approval by a state regulatory authority, Middle States or a federal agency could also delay Strayer University's ability to establish new campuses or educational programs and may have other adverse regulatory effects. Furthermore, the suspension from Title IV programs and the necessity of obtaining regulatory approvals in connection with a change of control may materially limit Strayer University's flexibility in future financing or acquisition transactions.

ADDITIONAL INFORMATION

       We maintain a website at http://www.strayereducation.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K and our web address is included as an inactive textual reference only. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2. PROPERTIES.

       As of December 31, 2002, we have 23 campuses and six other properties, seven of which are owned and 22 of which are leased. The table below sets forth certain information regarding each of the Company's properties at December 31, 2002 (except as otherwise noted):


CAMPUSES (23)
-------------

                                                        APPROXIMATE AREA        INITIAL LEASE TERM
LOCATION                                                 IN SQUARE FEET          YEAR EXPIRES (1)
--------                                                 --------------          ----------------
Alexandria, VA ......................................        22,000              Facility is owned
Anne Arundel, MD ....................................        17,000                     2004
Arlington, VA .......................................        25,000                     2022
Chesapeake, VA ......................................        21,000                     2011
Charlotte (North), NC ...............................        12,500                     2007
Charlotte (South), NC ...............................        12,500                     2007
Chesterfield, VA ....................................        20,000                     2011
Fredericksburg, VA ..................................        17,500                     2006
Henrico County (Glen Allen, VA) .....................        20,800              Facility is owned
Loudoun  (Ashburn, VA) ..............................        30,000              Facility is owned
Manassas, VA ........................................        20,800            Facility is owned (2)
Memphis, TN .........................................        13,000                     2008
Montgomery County (Germantown, MD) ..................        18,000                     2005
Nashville, TN .......................................        13,000                     2008
Newport News, VA ....................................        21,000                     2011
Owings Mills, MD ....................................        15,000                     2005
Prince George's County (Suitland, MD) ...............        21,400                     2003
Cary, NC ............................................        12,500                     2007
Takoma Park (Washington, D.C.) ......................        21,800              Facility is owned
Washington, D.C. ....................................        33,000           Facility is owned (2)(3)
White Marsh (Baltimore, MD) .........................        20,000                     2010
Woodbridge, VA ......................................        20,800            Facility is owned (2)
Raleigh, NC .........................................        12,000                     2010

OTHER PROPERTIES (6)
--------------------

                                                        APPROXIMATE AREA      CURRENT LEASE TERM YEAR
LOCATION                                                 IN SQUARE FEET             EXPIRES (1)
--------                                                 --------------             -----------
Corporate Headquarters (Arlington, VA) ..............         7,000                     2012
Corporate Headquarters (Rosslyn, VA) ................         8,000                     2022
Jessup, MD ..........................................         5,100                     2006
Newington, VA .......................................         5,000                     2004
Strayer University Online (Lorton, VA) ..............        16,200                     2005
Washington, D.C. Library/Annex ......................        12,200                     2006

------------
(1)    Facility leases typically have renewal options.
(2)    Leased in 2001 and acquired in January 2002.
(3) The Company has made arrangements to sell this building which would result in leasing additional space at the existing Library Annex building for this campus.

ITEM 3. LEGAL PROCEEDINGS.

       From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company's property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were voted upon by stockholders during the fourth quarter of 2002.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       Our Common Stock is traded on the Nasdaq National Market under the symbol "STRA." The following table sets forth, for the periods indicated, the high, low, and closing sale prices of the Company's Common Stock, as reported on the Nasdaq National Market.

                                HIGH       LOW      CLOSE
                                ----       ---      -----
2001:
  First Quarter .............  $ 35.38   $ 23.75   $ 35.00
  Second Quarter ............  $ 50.00   $ 32.06   $ 48.75
  Third Quarter .............  $ 54.70   $ 37.20   $ 44.60
  Fourth Quarter ............  $ 51.95   $ 41.39   $ 48.72
2002:
  First Quarter .............  $ 52.31   $ 42.30   $ 49.10
  Second Quarter ............  $ 66.45   $ 48.03   $ 63.60
  Third Quarter .............  $ 63.62   $ 47.10   $ 59.49
  Fourth Quarter ............  $ 62.93   $ 47.34   $ 57.50

       The last sales price of our Common Stock on March 24, 2003, as reported on the Nasdaq National Market, was $56.62 per share. As of March 24, 2003, there were 10,652,412 shares of Common Stock outstanding, and 78 holders of record. In addition, there exist a number (approximately 4,500 as of March 24, 2003) of institutional and other holders of Common Stock whose shares are held in nominee accounts by brokers. On March 24, 2003, we also had 3,792,913 shares of Series A Convertible Redeemable Preferred Stock, which were convertible (as of that date) into the same number of shares of Common Stock. We also had outstanding options to purchase 1,205,000 shares of Common Stock as of March 24, 2003.

       We have established a policy of declaring quarterly cash dividends at the rate of $0.065 per share ($0.26 annually) on our Common Stock. Consistent with this policy, we have paid Common Stock dividends in such amount on a quarterly basis for more than the past two years. Whether to declare dividends and the amount of dividends payable in the future will be reviewed periodically by our Board of Directors in light of the Company's earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will continue to be paid.

       In 2001, we issued our Series A Convertible Redeemable Preferred Stock, the terms of which are described in detail in Note 6 to the Consolidated Financial Statements below. From May 15, 2001 until May 15, 2006, dividends on these preferred shares accrue at an annual rate of 7%, with 3.5% payable in cash when the dividend is declared and the rest accrued in the form of additional shares and compounding quarterly until the Series A Convertible Redeemable Preferred Stock either converts, is redeemed, or a liquidation event occurs. Beginning on May 16, 2006, dividends accrue at a rate of 3%, all of which are paid in cash when the dividend is declared. Commencing after May 15, 2004, the Company may effectively cause conversion into common stock of our Series A Convertible Redeemable Preferred Stock if our common stock trades at or above $52.00 per share for 20 consecutive days. In November 2002, 2.3 million shares of Series A Convertible Redeemable Preferred Stock were converted into shares of common stock on a one for one basis and sold in a secondary public offering at $52.00 per share. The Company received no proceeds from the offering.

       Set forth in the table below is information pertaining to securities authorized for issuance under our equity compensation plans. There are options but no warrants or other rights existing under these plans.

                      EQUITY COMPENSATION PLAN INFORMATION
                            (AS OF DECEMBER 31, 2002)

                                    Number of securities to be
                                     issued upon exercise of       Weighted average exercise     Number of securities
                                       outstanding options,          price of outstanding        remaining available
         Plan Category                 warrants and rights       options, warrants and rights    for future issuance
         -------------                 -------------------       ----------------------------    -------------------
1. Equity compensation plans
   previously approved by
   security holders

   A. 1996 Stock Option Plan as
      amended at the May 2001
      Annual Shareholders'                   970,000                        $37.09                     579,405
      Meeting

2. Equity compensation plans not
   previously approved by
   security holders                             -                              -                          -

   Total                                     970,000                        $37.09                     579,405

       In February 2003, an additional 235,000 options were granted to key executives under the 1996 Stock Option Plan (as amended) increasing the total number of common shares to be issued upon exercise of options from 970,000 to 1,205,000. The weighted average exercise price of these additional options is $53.61.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA AMOUNTS).

       The following table sets forth, for the periods and at the dates indicated, selected consolidated financial and operating data. The financial information has been derived from our consolidated financial statements.

       The information set forth below is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information included elsewhere or incorporated by reference in this annual report.

                                                                             YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                        1998           1999          2000         2001         2002
                                                        ----           ----          ----         ----         ----
(in thousands, except per share, percentage, enrollment and campus data)
INCOME STATEMENT DATA:
Total Revenues                                        $ 62,872       $ 69,776      $ 78,214     $ 92,876     $116,710
Costs and expenses:
     Instruction and educational support                22,355         25,082        28,187       33,699       41,601
     Selling and promotion                               5,923          7,765         8,480       12,576       16,773
     General and administration                          8,387          9,405        10,620       13,094       17,107
                                                        ------         ------        ------       ------       ------
                                                        36,665         42,252        47,287       59,369       75,481
                                                        ------         ------        ------       ------       ------
Income from operations                                  26,207         27,524        30,927       33,507       41,229
Income before income taxes                              29,387         31,826        35,683       37,298       42,514
Net income                                              17,947         19,326        21,709       22,809       25,784
Preferred stock dividends and accretion                     --             --            --        5,010        7,344
                                                        ------         ------        ------       ------       ------
Net income available to common stockholders           $ 17,947       $ 19,326      $ 21,709     $ 17,799     $ 18,440
                                                      ========       ========      ========     ========     ========
NET INCOME PER SHARE:
     Basic                                               $1.15          $1.25         $1.42        $1.62        $2.14
                                                         =====          =====         =====        =====        =====
     Diluted                                             $1.12          $1.23         $1.41        $1.55        $1.78
                                                         =====          =====         =====        =====        =====
WEIGHTED AVERAGE SHARES OUTSTANDING:
     Basic                                              15,626         15,506        15,324       10,970        8,617
                                                        ======         ======        ======       ======        =====
     Diluted (a)                                        16,063         15,711        15,451       14,737       14,516
                                                        ======         ======        ======       ======       ======
OTHER DATA:
EBITDA (b)                                            $ 27,832       $ 29,418      $ 32,990     $ 36,150     $ 44,871
EBITDA as % of revenue                                   44.3%          42.2%         42.2%        38.9%        38.4%

Depreciation and amortization                          $ 1,625        $ 1,894       $ 2,063      $ 2,643      $ 3,642
Capital expenditures                                   $ 7,392        $ 4,851       $ 4,388      $ 6,274      $17,113(c)

Cash dividends per common share                         $ 0.23         $ 0.24        $ 0.25       $ 0.26       $ 0.26

Enrollment (d)                                          10,449         11,504        12,096       14,009       16,532
Campuses (e)                                                11             13            14           17           20

                                                                                 AT DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                        1998           1999          2000         2001         2002
                                                        ----           ----          ----         ----         ----
(in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                              $19,536        $13,172       $26,198     $ 58,705     $ 49,135
Working capital (f)                                     23,363         18,170        26,742       49,846       55,901
Total assets                                            97,146         98,096       119,139      110,488      140,124
Long-term liabilities                                      330            141            --          763        2,055
Total liabilities                                       15,501         17,035        21,395       29,513       39,942
Series A Convertible Redeemable
   Preferred Stock                                          --             --            --      148,347       93,807
Total stockholders' equity (deficit)                    81,645         81,061        97,744      (67,372)       6,375

------------
(a) Diluted weighted average shares outstanding reflect the issuance of the Series A Convertible Redeemable Preferred Stock in May 2001, accrued in-kind dividends on and assumed conversion of the Series A Convertible Redeemable Preferred Stock and outstanding options (using the Treasury Stock Method), and the 2.3 million Series A Convertible Redeemable Preferred shares converted into common shares in November 2002.

(b) EBITDA is calculated by adding back depreciation and amortization to income from operations. We believe that EBITDA serves as a financial analysis tool for measuring and comparing financial information such as core profitability, interest coverage and leverage. EBITDA should not be considered by the reader as an alternative to net income or other cash flow measures determined under generally accepted accounting principles as an indicator of our performance or liquidity. EBITDA as disclosed in this table may not be comparable to similarly titled amounts disclosed by other companies.

(c) Reflects the purchase for $12 million of three previously leased campus facilities in January 2002.

(d) Reflects student enrollment as of the beginning of the fall academic term for each year indicated.

(e) Reflects number of campuses in operation at the end of each period indicated.

(f) Working capital is calculated by subtracting current liabilities from current assets.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH "SELECTED HISTORICAL FINANCIAL AND OTHER INFORMATION," OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO THE "CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS" AND THE OTHER INFORMATION APPEARING ELSEWHERE, OR INCORPORATED BY REFERENCE, IN THIS ANNUAL REPORT.

BACKGROUND AND OVERVIEW

       We are an education services holding company that owns Strayer University and Education Loan Processing, Inc. ("ELP"). The University is an institution of higher education which as of December 31, 2002, offered undergraduate and graduate degree programs at 20 campuses in Maryland, Virginia, North Carolina and Washington, D.C. and worldwide through Strayer University Online. ELP administers Strayer's education loan programs.

       In May 2001, we issued $150 million of Series A Convertible Redeemable Preferred Stock. We used the $150 million, together with approximately $36.4 million of cash and marketable securities, to repurchase 7,175,000 shares of our outstanding common stock through a tender offer open to all shareholders. As our common stock subsequently traded above $25.00 per share, only our then chief executive officer and majority stockholder tendered at $25.00 per share (which he had agreed to do by contract).

       As set forth below, enrollment (measured by fall term to fall term), full-time tuition rates, revenues, operating income and net income have all increased in each of the last three years.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                               -------------------------------------
                                                                                2000           2001           2002
                                                                                ----           ----           ----
(in thousands, except percentage, enrollment, tuition per credit hour and earnings per share data)
Fall term enrollment .....................................................       12,096         14,009        16,532
% Change from prior year .................................................         5.1%          15.8%         18.0%
Full-time tuition (per credit hour) ......................................     $ 210.00       $ 220.50      $ 231.50
% Change from prior year .................................................         5.0%           5.0%          5.0%

Revenues .................................................................     $ 78,214       $ 92,876      $116,710
% Change from prior year .................................................        12.1%          18.7%         25.7%
Operating Income .........................................................     $ 30,927       $ 33,507      $ 41,229
% Change from prior year .................................................        12.4%           8.3%         23.0%
Net Income ...............................................................     $ 21,709       $ 22,809      $ 25,784
% Change from prior year .................................................        12.3%           5.1%         13.0%

Diluted earnings per share ...............................................       $ 1.41         $ 1.55        $ 1.78
% Change from prior year .................................................        14.6%           9.9%         14.8%

       Strayer University derives over 98% of its revenue from tuition collected from its students. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course prior to the beginning of the quarter. When students register for courses, tuition is recorded as unearned tuition, which is recognized as courses are taught through the academic quarter. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. The University also derives revenue from various fees such as application fees, placement examination fees and "no-show" fees related to students who fail to attend a course and do not officially withdraw. Beginning in 1998, the University contracted out its bookstore operations to a third party.

       Strayer University records tuition receivable when students register for the academic quarter, generally prior to the end of the previous academic quarter. Because the University's academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due is charged against the allowance. Our bad debt expense as a percentage of revenue for the years ended December 31, 2000, 2001 and 2002 was 2.7%, 1.7% and 1.5%,
respectively.

       Strayer University's expenses consist of instruction and educational support expenses, selling and promotion expenses, and general and administration expenses. Instruction and educational support expenses generally contain items of expense directly attributable to the educational activity of the University. This expense category includes salaries and benefits of faculty and academic administrators. Instruction and educational support expenses also include costs of educational supplies and facilities, including rent on campus leases, certain costs of establishing and maintaining computer laboratories and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices.

       Selling and promotion expenses include salaries and benefits of personnel engaged in recruitment, admissions, promotion and development, as well as costs of advertising and production of marketing materials.

       General and administration expenses include salaries and benefits of employees engaged in management, student services, accounting, human resources, compliance and other business functions, along with the occupancy costs attributable to such functions.

       Investment and other income consists primarily of earnings and realized gains on investments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles of the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for uncollectible accounts, reserves for student loan losses, income tax provisions, valuation of deferred tax assets, and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

       Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements. Tuition income is deferred at the time of registration and is recognized as income, net of any refunds or withdrawals, throughout each respective quarter session. Advance registrations for the next quarter are recorded as unearned tuition. We record estimates for our allowance for uncollectible accounts for tuition receivable from students and for loan loss reserves from student loans granted. If the financial condition of our students were to deteriorate, resulting in impairment of their ability to make required payments for tuition or loans payable to us, additional allowances and loan reserves may be required. We record estimates for our accrued expenses and income tax liabilities. Should actual results differ from our estimates, revisions to our accrued expenses and income tax liabilities may be required.


RESULTS OF OPERATIONS

       The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

                                                    YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                               2000         2001          2002
                                               ----         ----          ----
Revenues ...................................  100.0%       100.0%        100.0%
                                              ------       ------        ------
Costs and expenses:
  Instruction and educational support ......   36.0         36.3          35.6
  Selling and promotion ....................   10.9         13.5          14.4
  General and administration ...............   13.6         14.1          14.7
                                               ----         ----          ----
Income from operations .....................   39.5         36.1          35.3
Investment and other income ................    6.1          4.1           1.5
Secondary Offering expenses ................     --           --           0.4
                                               ----         ----          ----
Income before income taxes .................   45.6         40.2          36.4
Provision for income taxes .................   17.8         15.6          14.3
                                               ----         ----          ----
Net income .................................   27.8%        24.6%         22.1%
                                               =====        =====         =====
Tax rate ...................................   39.2%        38.8%         39.4%


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

       Revenues. Revenues increased 26% from $92.9 million in 2001 to $116.7 million in 2002 due to an increase in the number of students and a 5% tuition increase in 2002.

       Instruction and educational support expenses. Instruction and educational support expenses increased 23% from $33.7 million in 2001 to $41.6 million in 2002 due to an increase in faculty to support increased enrollment, salary increases and the addition of three new campuses in North Carolina.

       Selling and promotion expenses. Selling and promotion expenses increased 33% from $12.6 million in 2001 to $16.8 million in 2002 principally due to increased advertising costs and the addition of admissions personnel.

       General and administration expenses. General and administration expenses increased 31% from $13.1 million in 2001 to $17.1 million in 2002 principally due to the addition of administrative personnel in order to support increased enrollments and the addition of three new campuses in North Carolina.

       Income from operations. Income from operations increased 23% from $33.5 million in 2001 to $41.2 million in 2002 due to the aforementioned factors.

       Investment and other income. Investment and other income decreased 53% from $3.8 million in 2001 to $1.8 million in 2002 due to lower interest rates in 2002 as well as a gain of $0.9 million generated in 2001 when marketable securities were liquidated to help fund the Company's share repurchase.

       Provision for income taxes. Income tax expense increased 15% from $14.5 million in 2001 to $16.7 million in 2002 primarily due to the increase in income before taxes attributable to the factors discussed above. In addition, our effective tax rate increased in 2002 primarily due to secondary offering costs which were, for the most part, not deductible for tax purposes.

       Net income. Net income increased 13% from $22.8 million in 2001 to $25.8 million in 2002 because of the factors discussed above.


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

       Revenues. Revenues increased 19% from $78.2 million in 2000 to $92.9 million in 2001 due to an increase in the number of students and a 5% tuition increase in 2001.

       Instruction and educational support expenses. Instruction and educational support expenses increased 20% from $28.2 million in 2000 to $33.7 million in 2001. A salary increase, the addition of new faculty due to enrollment growth and the addition of three new campuses contributed to the increase.

       Selling and promotion expenses. Selling and promotion expenses increased 48% from $8.5 million in 2000 to $12.6 million in 2001 principally due to an increase in advertising costs, specifically television advertising, increased advertising for the new campus openings and our Strayer University Online activities, increases in the number of admission representatives at existing campuses and Online and the addition of admissions personnel at three new campuses.

       General and administration expenses. General and administration expenses increased 23% from $10.6 million in 2000 to $13.1 million in 2001 principally due to the addition of three new campuses, an increase in administrative personnel and the addition of a new chief executive officer, chief operating officer, corporate counsel, chief technology officer and marketing director.

       Income from operations. Income from operations increased 8% from $30.9 million in 2000 to $33.5 million in 2001 due to the aforementioned factors.

       Investment and other income. Investment and other income decreased 20% from $4.8 million in 2000 to $3.8 million in 2001. We liquidated a majority of our marketable securities in the first quarter of 2001 to help fund our self-tender offer. This decline in marketable securities along with a lower interest rate environment resulted in lower investment income which was partially offset by a $0.9 million gain from the liquidation of the marketable securities.

       Provision for income taxes. Income tax expense increased 4% from $14.0 million in 2000 to $14.5 million in 2001. This increase was primarily due to the increase in income before taxes attributable to the factors discussed above, and offset by a slightly lower tax rate.

       Net income. Net income increased 5% from $21.7 million in 2000 to $22.8 million in 2001 because of the factors discussed above.

SEASONALITY

       Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term. In 2002, enrollments at the beginning of the winter, spring, summer and fall academic terms were 14,067, 14,335, 11,171 and 16,532, respectively.

       Costs generally are not affected by the seasonal factors and do not vary significantly on a quarterly basis.

       The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2000, 2001 and 2002.


                               QUARTERLY REVENUES
                             (DOLLARS IN THOUSANDS)

                                                2000                            2001                            2002
                                     ----------------------------    ---------------------------     ---------------------------
        THREE MONTHS ENDED              AMOUNT        PERCENT           AMOUNT       PERCENT            AMOUNT       PERCENT
        ------------------              ------        -------           ------       -------            ------       -------
March 31 ........................      $ 21,128           27%          $ 23,644         25%            $  29,698        25%
June 30 .........................        20,325           26             23,826         26                29,823        26
September 30 ....................        14,691           19             18,222         20                23,026        20
December 31 .....................        22,070           28             27,184         29                34,163        29
                                       --------          ----          ---------       ----            ---------       ---
Total for Year ..................      $ 78,214          100%          $ 92,876        100%            $ 116,710       100%
                                       ========          ====          ========        ====            =========       ====

LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 2002, we had cash, cash equivalents and marketable securities of $67.3 million compared to $58.7 million at December 31, 2001. Beginning in the second quarter of 2002, we began investing in a diversified no load, short-term, investment grade corporate bond fund in an effort to generate a somewhat higher yield on our short-term, liquid assets than our holdings in overnight and money market funds, but take only limited credit and interest rate risk. As of December 31, 2002, we had invested a total of $18 million in this fund. At December 31, 2002, the 433 issues in this fund had an average credit rating of Aa3, an average maturity of 2.5 years and an average duration of 2.1 years, as well as an average yield of 3.75%. We had no debt as of December 31, 2002 or December 31, 2001. In 2002, we generated $31.7 million from operating activities. Capital expenditures for 2002 were $17.1 million, of which $12 million was in the first quarter for the purchase of three campus facilities.

       In 2002, we also paid $7.4 million in dividends, $5.2 million to our preferred stockholders and $2.2 million to our common stockholders.

       In 2002, bad debt expense decreased from 1.7% of revenue in 2001 to 1.5% in 2002. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was seven days in 2002, unchanged compared to the same period in 2001.

       In May 2001, the Company issued the Series A Convertible Redeemable Preferred Stock raising $150 million ($146.6 million, net of expenses) and sold marketable securities of $50.1 million to help fund the Company's $183 million self-tender offer of common stock.

       Currently, we invest our cash in bank overnight deposits, money market funds and the short-term corporate bond fund described above. In addition, we have available two $10 million credit facilities from banks under which there is no outstanding balance drawn. We believe that existing cash and cash equivalents, the short-term corporate bond fund, cash generated from operating activities, and if necessary, cash borrowed under the credit facilities, will be sufficient to meet our cash requirements for at least the next 12 months.

                         CASH AND MARKETABLE SECURITIES
                              (DOLLARS IN MILLIONS)


                                                   AT DECEMBER 31,
                                        -------------------------------------
                                           2000          2001          2002
                                           ----          ----          ----
Cash and cash equivalents ............    $ 26.2        $ 58.7        $ 49.2
Marketable securities ................      49.9            --          18.1
                                            ----          ----          ----
Total ................................    $ 76.1        $ 58.7        $ 67.3
                                          ======        ======        ======


                                               YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                           2000          2001          2002
                                           ----          ----          ----
Investment and other income ..........    $  4.8        $  3.8        $  1.8
                                          ======        ======        ======


       The table below sets forth our contractual commitments associated with operating leases and preferred stock cash dividends as of December 31, 2002. Although they have historically been paid by the Company, common stock dividend payments are not a contractual commitment and therefore have been excluded from the table.

                                        PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                ------------------------------------------------------
                                WITHIN                                         AFTER 5
                                1 YEAR         2-3 YEARS        4-5 YEARS       YEARS
                                ------         ---------        ---------       -----
Operating Leases ...........    $ 5,464         $ 8,803          $ 6,431      $ 15,534
Preferred Stock Cash
   Dividends ...............      3,257           6,514            5,756        13,068
                                  -----           -----            -----        ------
Total ......................    $ 8,721        $ 15,317         $ 12,187      $ 28,602
                                =======        ========         ========      ========

TOTAL POTENTIAL SHARE ISSUANCE

       Shares used to compute diluted earnings per share include common shares issued and outstanding, the assumed conversion of shares of Series A Convertible Redeemable Preferred Stock outstanding or accrued and the assumed exercise of issued stock options using the treasury stock method. As of December 31, 2002, our total current and potential shares outstanding are as follows:

CURRENT
---------------
Common shares outstanding at December 31, 2002 .......................................................      10,652,412
Series A Convertible Redeemable Preferred Stock, convertible on a 1:1 basis,
  outstanding or accrued at December 31, 2002.........................................................       3,758,456
Authorized, issued and outstanding options using Treasury Stock Method ...............................         198,111
                                                                                                           -----------
Subtotal .............................................................................................      14,608,979

POTENTIAL
---------------
Accrual of in-kind dividends on Series A Convertible Redeemable Preferred Stock through May 2006 .....         563,501(a)
Total issued stock options, less options accounted for using the Treasury Stock Method above .........         771,889
Authorized but unissued options.......................................................................         579,405
                                                                                                            ----------
Subtotal..............................................................................................       1,914,795
                                                                                                             ---------
Total current and potential...........................................................................      16,523,774

------------
(a) The actual number of preferred stock dividends may be smaller as we have the right to redeem, and thereby cause redemption or conversion of, our Series A Convertible Redeemable Preferred Stock into common stock if our common stock price trades above $52.00 per share for 20 consecutive trading days after May 15, 2004.

       In February 2003, the Company granted 235,000 stock options to key executives. These stock option grants do not change the total current and potential shares of 16,523,774 in the table above.

IMPACT OF INFLATION

       Inflation has not had a significant impact on the Company's historical operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

       The Company is exposed to the impact of interest rate changes and may be exposed to changes in the market values of its future investments. The Company invests its excess cash in bank overnight deposits, money market funds and a short-term corporate bond fund. The Company has not used derivative financial instruments in its investment portfolio.

       Earnings from investments in bank overnight deposits, money market mutual funds, and short-term corporate bond funds may be adversely affected in the future should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2002, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                              PAGE
                                                                                                                              ----
Strayer Education, Inc.

Report of Independent Accountants............................................................................................  33

Consolidated Balance Sheets as of December 31, 2001 and 2002.................................................................  34

Consolidated Statements of Income for each of the three years in the period ended December 31, 2002..........................  35

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2002............  35

Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended December 31, 2002..  36

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002......................  37

Notes to Consolidated Financial Statements...................................................................................  38

Schedule II--Valuation and Qualifying Accounts...............................................................................  53


       All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Stockholders
Strayer Education, Inc.


         In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                                      PricewaterhouseCoopers LLP


/s/ PricewaterhouseCoopers LLP
Washington, D.C.
February 13, 2003

                             STRAYER EDUCATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                       ASSETS                                             2001             2002
                                                                                          ----             ----
Current assets:
   Cash and cash equivalents ........................................................   $ 58,705         $  49,135
   Marketable securities available for sale, at fair value .........................          --            18,121
   Tuition receivable, net of allowances for doubtful accounts of $457 and $635 in
     2001 and 2002, respectively ...................................................      19,012            25,759
   Other current assets ............................................................         879               773
                                                                                        --------         ---------
         Total current assets ......................................................      78,596            93,788
Student loans receivable, net of allowances for losses .............................       8,392             9,453
Property and equipment, net ........................................................      23,100            36,571
Other assets .......................................................................         400               312
                                                                                        --------         ---------
         Total assets ..............................................................    $110,488         $ 140,124
                                                                                        ========         =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ................................................................  $    1,882         $   3,534
   Accrued expenses ................................................................         562             1,181
   Income taxes payable ............................................................       1,247             1,812
   Dividends payable ...............................................................       1,855             1,507
   Unearned tuition ................................................................      23,204            29,853
                                                                                      ----------         ---------
         Total current liabilities .................................................      28,750            37,887
Deferred income taxes ..............................................................          --                70
Long-term liabilities ..............................................................         763             1,985
                                                                                      ----------         ---------
         Total liabilities .........................................................      29,513            39,942
                                                                                      ----------         ---------

Commitments and contingencies
Mandatorily redeemable convertible Series A preferred stock, par value $.01;
  6,000,000 shares authorized; 5,845,676 and 3,758,456 shares issued and
  outstanding in 2001 and 2002, respectively .......................................     148,347            93,807

Stockholders' equity (deficit):
  Common stock, par value $.01; 20,000,000 shares authorized; 8,352,412 and
    10,652,412 shares issued and outstanding in 2001 and 2002, respectively ........          83               107
  Additional paid-in capital .......................................................       1,759            58,868
  Retained earnings (accumulated deficit) ..........................................     (69,214)          (52,674)
  Accumulated other comprehensive income ...........................................          --                74
                                                                                      ----------         ---------
         Total stockholders' equity (deficit) ......................................     (67,372)            6,375
         Total liabilities and stockholders' equity (deficit) ......................  $  110,488         $ 140,124
                                                                                      ==========         =========

       The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  FOR THE YEAR ENDED
                                                                     DECEMBER 31,
                                                       ---------------------------------------------
                                                          2000             2001              2002
                                                        --------         --------          --------
Revenues ............................................   $ 78,214         $ 92,876          $116,710
                                                        --------         --------          --------
Costs and expenses:
    Instruction and educational support .............     28,187           33,699            41,601
    Selling and promotion ...........................      8,480           12,576            16,773
    General and administration ......................     10,620           13,094            17,107
                                                        --------         --------          --------
                                                          47,287           59,369            75,481
                                                        --------         --------          --------
    Income from operations ..........................     30,927           33,507            41,229
Investment and other income .........................      4,756            3,791             1,775
Secondary offering expenses .........................         --               --              (490)
                                                        --------         --------          --------
    Income before income taxes ......................     35,683           37,298            42,514
Provision for income taxes ..........................     13,974           14,489            16,730
                                                        --------         --------          --------
    Net income ......................................   $ 21,709         $ 22,809          $ 25,784
Preferred stock dividends and accretion .............         --            5,010             7,344
                                                        --------         --------          --------
    Net income available to common stockholders .....   $ 21,709         $ 17,799          $ 18,440
                                                        ========         ========          ========
Net income per share:
    Basic ...........................................     $ 1.42           $ 1.62            $ 2.14
    Diluted .........................................     $ 1.41           $ 1.55            $ 1.78
Weighted average shares outstanding
    Basic ...........................................     15,324           10,970             8,617
    Diluted .........................................     15,451           14,737            14,516




                             STRAYER EDUCATION, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                                      FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                       -------------------------------------------------
                                                                            2000             2001              2002
                                                                          --------         --------          --------
Net income .........................................................      $ 21,709         $ 22,809          $ 25,784
Other comprehensive income (loss):
  Unrealized gains (losses) on investments, net of taxes ..........           (136)              --                74
  Reclassification adjustment for realized gains included in
    net income, net of taxes ......................................             --             (403)               --
                                                                          --------         --------          --------
Comprehensive income ..............................................       $ 21,573         $ 22,406          $ 25,858
                                                                          ========         ========          ========


       The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            Retained       Accumulated
                                                             Common Stock    Additional     Earnings         Other
                                                             ------------     Paid- in    (Accumulated   Comprehensive
                                                         Shares     Amount     Capital      Deficit)         Income      Total
                                                         ------     ------     -------      --------         ------      -----
Balance, December 31, 1999 .........................   15,277,251   $  153    $ 34,175    $    46,194        $  539    $  81,061
  Exercise of stock options ........................       88,615        1         590             --            --          591
  Repurchase of common stock .......................      (62,700)      (1)     (2,028)            --            --       (2,029)
  Dividends ($0.25 per share) ......................           --       --          --         (3,834)           --       (3,834)
  Tax benefit from exercise of stock options .......           --       --         382             --            --          382
  Net unrealized losses on marketable securities ...           --       --          --             --          (136)        (136)
  Net income .......................................           --       --          --         21,709            --       21,709
                                                       ----------   ------    --------    -----------        ------    ---------
Balance, December 31, 2000 .........................   15,303,166      153      33,119         64,069           403       97,744
  Exercise of stock options ........................      224,246        2       1,493             --            --        1,495
  Repurchase of common stock including transaction
    costs of $3,671 ................................   (7,175,000)     (72)    (34,528)      (148,446)           --     (183,046)
  Preferred stock dividends and accretion ..........           --       --          --         (5,010)           --       (5,010)
  Common stock dividends ($0.26 annually per share).           --       --          --         (2,636)           --       (2,636)
  Tax benefit from exercise of stock options .......           --       --       1,675             --            --        1,675
  Reclassification adjustment for realized gains
    included in net income .........................           --       --          --             --          (403)        (403)
  Net income .......................................           --       --          --         22,809            --       22,809
                                                       ----------   ------    --------    -----------        ------    ---------
Balance, December 31, 2001 .........................    8,352,412       83       1,759        (69,214)           --      (67,372)
  Transaction costs for repurchase of common stock .                                              (29)           --          (29)
  Issuance of common stock for redemption of
    preferred stock ................................    2,300,000       24      57,109             --            --       57,133
  Preferred stock dividends and accretion ..........           --       --          --         (7,344)           --       (7,344)
  Common stock dividends ($0.26 annually per share)            --       --          --         (2,321)           --       (2,321)
  Tax benefit from transaction costs for repurchase
    of common stock ................................           --       --          --            450            --          450
  Net unrealized gains on marketable securities, net
    of income tax ..................................           --       --          --             --            74           74
  Net income .......................................           --       --          --         25,784            --       25,784
                                                       ----------   ------    --------    -----------        ------    ---------
Balance, December 31, 2002 .........................   10,652,412   $  107    $ 58,868    $   (52,674)       $   74    $   6,375
                                                       ==========   ======    ========    ===========        ======    =========




        The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                                 2000         2001         2002
                                                                                 ----         ----         ----
Cash flows from operating activities:
   Net income .............................................................    $ 21,709     $ 22,809    $  25,784
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of deferred rent ........................................          --           --          (91)
     Depreciation and amortization ........................................       2,063        2,643        3,642
     Provision for student loan losses ....................................         172          196          243
     Deferred income taxes ................................................        (147)         144          333
     Gain on sale of marketable securities ................................          --         (887)          --
   Changes in assets and liabilities:
     Tuition receivable, net ..............................................        (267)      (3,748)      (6,747)
     Income taxes payable .................................................         906        2,600        1,018
     Other current assets .................................................          42         (145)         (67)
     Other assets .........................................................          56           --          (50)
     Accounts payable .....................................................         279           23        1,652
     Accrued expenses .....................................................         902          327          619
     Unearned tuition .....................................................       2,612        5,221        6,649
   Student loans originated or acquired ...................................      (5,499)      (7,313)      (8,475)
   Collections on student loans receivable ................................       4,475        6,013        7,171
                                                                               --------     --------    ---------
       Net cash provided by operating activities ..........................      27,303       27,883       31,681
                                                                               --------     --------    ---------
Cash flows from investing activities:
   Purchases of property and equipment ....................................      (4,388)      (6,274)     (17,113)
   Purchases of marketable securities .....................................     (14,157)          --      (18,000)
   Maturities of marketable securities ....................................       9,462       50,126           --
                                                                               --------     --------    ---------
       Net cash provided by (used in) investing activities ................      (9,083)      43,852      (35,113)
                                                                               --------     --------    ---------
Cash flows from financing activities:
   Common dividends paid ..................................................      (3,756)      (3,088)      (2,172)
   Preferred dividends paid ...............................................          --       (1,976)      (5,250)
   Deferred lease incentives ..............................................          --          763        1,313
   Proceeds from exercise of stock options ................................         591        1,495           --
   Repurchase of common stock .............................................      (2,029)    (183,046)          --
   Issuance of Series A Convertible Redeemable Preferred Stock, net .......          --      146,624          (29)
                                                                               --------     --------    ---------
       Net cash used in financing activities ..............................      (5,194)     (39,228)      (6,138)
       Net increase (decrease) in cash and cash equivalents ...............      13,026       32,507       (9,570)
Cash and cash equivalents - beginning of year .............................      13,172       26,198       58,705
                                                                               --------     --------    ---------
Cash and cash equivalents - end of year ...................................    $ 26,198     $ 58,705    $  49,135
                                                                               ========     ========    =========



        The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION, NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES.

       Strayer Education, Inc. (the "Company"), a Maryland corporation, conducts its operations through its subsidiaries, Strayer University, Inc. (the "University") and Education Loan Processing, Inc. ("ELP"). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through, as of December 31, 2002, twenty campuses in the District of Columbia, Maryland, North Carolina and Virginia and worldwide via the Internet through Strayer University Online. The Company has also been approved to offer its programs in Tennessee and Pennsylvania and plans to open two campuses in each state as well as a second campus in Raleigh, North Carolina in 2003. With the Company's focus on the customer, regardless of whether he or she chooses to take classes at a physical campus or online, we have only one reporting segment.

       In May 2001, the Company underwent a $150 million recapitalization and change of control transaction in which it issued 5,769,231 shares of its Series A Convertible Mandatorily Redeemable Preferred Stock (the "Series A Convertible Redeemable Preferred Stock") of the Company to an investor group consisting of New Mountain Partners, L.P. and DB Capital Investors, L.P. (collectively, the "Investors"). The Series A Convertible Redeemable Preferred Stock has an effective dividend yield of 5.43% and is convertible into common stock at a price of $26.00 per share, subject to adjustment under certain circumstances. (See Note 6 below.) The Company used the $150 million, together with approximately $36.4 million of its cash and marketable securities, to repurchase 7,175,000 shares of outstanding common stock of the Company in a tender offer at $25.00 per share open to all shareholders; as the Company's shares had traded above $25.00 per share, only the Company's then CEO and majority stockholder tendered shares. In November 2002, 2.3 million shares of the Series A Convertible Redeemable Preferred Stock were converted into common stock on a 1 for 1 basis and, pursuant to the Investors' registration rights agreement with the Company, were sold in a secondary offering of common stock at $52.00 per share. The Company did not receive any proceeds from the offering.

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its subsidiaries, the University, ELP, and Professional Education, Inc. (which is currently an inactive subsidiary). All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of operating cash and cash invested in money market mutual funds and bank overnight deposits. The Company places its cash and temporary cash investments with high quality credit institutions. The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

MARKETABLE SECURITIES

       The Company's investments in marketable securities are considered "available-for-sale" and, as such are stated at fair value. The net unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders' equity (deficit). Realized gains or losses from the sale of marketable securities are based on the specific identification method.

TUITION REVENUES

       Tuition income is deferred at the time of registration and is recognized as income, net of any refunds or withdrawals, throughout each respective quarter session. Advance registrations for the next quarter are shown as unearned tuition.

STUDENT LOANS RECEIVABLE

       Student loans receivable are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest income from student loans is recognized using the effective interest method.

                             STRAYER EDUCATION, INC.

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

CONCENTRATION OF CREDIT RISK

       The Company places its cash and temporary cash investments in money market mutual funds and bank overnight deposits with high credit quality institutions. At times, cash and cash equivalent balances may be in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The Company has also been placing its excess cash in a diversified, short-term, no load corporate bond fund that is classified under "Marketable Securities."

       Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University's student base, as of December 31, 2002, in the District of Columbia, Maryland, Virginia and North Carolina. The University establishes an allowance for doubtful tuition accounts based upon historical trends and other information.

       Student loans are receivable from the University's students. The Company performs credit evaluations and requires cosigners in some instances to minimize credit risk.

PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost less accumulated depreciation. In accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the impairment or disposal of long-lived assets", the carrying values of the Company's assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected future cash flows, then a loss is recognized using a fair-value based model. Through 2002, no such impairment loss had occurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $2,063,000, $2,643,000 and $3,642,000 for the years ended December 31, 2000, 2001, and 2002, respectively.

INCOME TAXES

       The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

STOCK OPTIONS

       The Company uses the intrinsic-value-based method of accounting for its stock option plan. Under the intrinsic-value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. The Company generally grants stock options with an exercise price equal to or above the market value of the common stock on the date of grant.

       The Black-Scholes option pricing model was used to estimate fair value as of the date of grant using the following assumptions (there were no new options granted in 2000.):

                             STRAYER EDUCATION, INC.

                                                        2001          2002
                                                        ----          ----
   Dividend Yield                                        0.7%          0.5%
   Risk-Free interest rates                             4.75%         4.81%
   Volatility                                             47%           43%
   Expected option term (years)                          5.3           5.9
   Weighted  average fair value of options granted    $16.68        $23.65
   during the year


       Had the compensation cost for our stock option plans been determined based on the fair value at the grant date rather than the intrinsic-value method, our pro forma amounts would be as follows:

          In thousands (except per share)                               2000       2001       2002
                                                                        ----       ----       ----
          Net income ..............................................    $21,709    $22,809    $25,784
          Stock-based compensation expense, net of tax ............        179      1,540      2,722
                                                                       -------    -------    -------
          Pro forma net income ....................................    $21,530    $21,269    $23,062
                                                                       =======    =======    =======

          Net income available to common stockholders .............    $21,709    $17,799    $18,440
          Stock-based compensation expense, net of tax ............        179      1,540      2,722
                                                                       -------    -------    -------
          Pro forma net income available to common stockholders ...    $21,530    $16,259    $15,718
                                                                       =======    =======    =======

          Earnings per share
          As reported:
             Basic ................................................     $ 1.42     $ 1.62     $ 2.14
             Diluted ..............................................       1.41       1.55       1.78
          Pro forma:
             Basic ................................................      $1.40      $1.48      $1.82
             Diluted ..............................................       1.39       1.44       1.59


       Pro forma disclosures for stock options accounting may not be representative of the effects on reported net income in future years.

NET INCOME PER SHARE

       Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows (in thousands):

                                                                                        2000       2001       2002
                                                                                        ----       ----       ----
Weighted average shares outstanding used to compute basic earnings per share .......  15,324     10,970      8,617
Incremental shares issuable upon the assumed conversion of Series A Convertible
  Redeemable Preferred Stock .......................................................      --      3,661      5,713
Incremental shares issuable upon the assumed exercise of stock options .............     127        106        186
                                                                                      ------     ------     ------
Shares used to compute diluted earnings per share ..................................  15,451     14,737     14,516
                                                                                      ======     ======     ======

       Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the Treasury Stock Method.

                             STRAYER EDUCATION, INC.

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

RECLASSIFICATION

       Certain amounts for the year ended December 31, 2001 have been reclassified on the balance sheet to conform to the December 31, 2002 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141"). SFAS 141 supersedes Accounting Principles Board Opinion No. 16 Business Combinations. SFAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

       In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Goodwill and indefinite lived intangible assets can no longer be amortized, must be tested for impairment at least annually at the reporting unit level, and the amortization period of intangible assets with finite lives will no longer be limited to forty years. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

       The Company has not made any acquisitions after June 30, 2001 and the Company does not have goodwill or intangible assets. The adoption of SFAS 141 and SFAS 142 did not have any affect on the consolidated financial statements.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addressees financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal year's beginning after June 15, 2002, and is not expected to have a material impact on our financial statements.

       In August 2001, the FASB issued Statement of Financial Accounting Standards No 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and portions of Accounting Principles Bulletin Opinion 30, Reporting the Results of Operations. This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires

                             STRAYER EDUCATION, INC.

expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard did not have a material effect on the Company's financial position or operating results.

       In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring. Under EITF 94-3, a liability for an exit activity was recognized at the date of an entity's commitment to an exit plan. SFAS 146 required that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and is not expected to have a material impact on our financial statements.

       In November 2002, the FASB approved FASB Interpretation No. 45 ("FIN 45") Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirement for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of this interpretation as of December 31, 2002 and it did not have a material impact on our consolidated financial statements.

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires prominent disclosure about the effects on reported net income of any entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 for the fiscal year ended December 31, 2002, and it did not have a material impact on our financial statements. We continue to use the intrinsic-value-based method of accounting for stock-based employee compensation as prescribed by APB Opinion No. 25.

2. INVESTMENTS - MARKETABLE SECURITIES.

       The cost and fair value for investments in marketable securities as of December 31, 2002 is as follows (in thousands):

                                                     2002
                                               GROSS UNREALIZED
                                   COST              GAINS         FAIR VALUE
                                   ----              -----         ----------
      Short-term bond fund ...   $ 18,000            $ 121          $ 18,121
                                 ========            =====          ========

       The Company has invested some of its excess cash in a diversified, no load, short-term, investment grade, corporate bond fund. At December 31, 2002 the 433 issues in this fund had an average credit rating of Aa3, an average maturity of 2.5 years, an average duration of 2.1 years and an average yield of 3.75%.

       The Company held no investments in marketable securities as of December 31, 2001.

                             STRAYER EDUCATION, INC.

3.  PROPERTY AND EQUIPMENT.

       The composition of property and equipment as of December 31, 2001 and 2002 is as follows (in thousands):

                                                                                        ESTIMATED USEFUL
                                                     2001               2002              LIFE (YEARS)
                                                     ----               ----              -----------
Land ...........................................   $  2,772           $  7,334
Buildings and improvements .....................      9,988             19,970               5-40
Furniture and equipment ........................     14,229             17,245               5-7
Leasehold improvements .........................      5,479              5,050               3-10
Vehicles .......................................         22                 22                5
Construction in progress .......................         14                 37               --
                                                   --------           --------
                                                     32,504             49,658
Accumulated depreciation and amortization ......     (9,404)           (13,087)
                                                   --------           --------
                                                   $ 23,100           $ 36,571
                                                   ========           ========

         During 2001, fully depreciated assets of approximately $3 million were written off. In addition, $763,000 and $1,313,000 in leasehold improvements, paid by lessors as lease incentives, were capitalized during 2001 and 2002, respectively.

4.  STUDENT LOANS RECEIVABLE.

         The loans receivable under the Strayer Education Loan Program as of December 31, 2001 and 2002 are as follows (in thousands):

                                                                         2001          2002
                                                                         ----          ----
Student loans receivable outstanding, including accrued interest ...   $ 8,928       $10,056
Allowance for loan losses ..........................................      (536)         (603)
                                                                       -------       -------
Student loans receivable, net ......................................   $ 8,392       $ 9,453
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

5.  STOCK OPTION PLAN.

         In July 1996, the Company set aside 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan, which was amended at the May 2001 Annual Shareholders' Meeting to increase the shares authorized for issuance thereunder by 1,000,000 (as amended, "the Plan"). The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options to employees and directors of the Company. Options may be granted to eligible employees of the Company at the discretion of the Board of Directors (or the Compensation Committee of the Board), at option prices equal to or greater than the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors (or the Compensation Committee of the Board). The maximum term of the options under the Plan is ten years. Stock option activity for the years ended December 31, 2000, 2001 and 2002 are as follows:

                             STRAYER EDUCATION, INC.

                                                               WEIGHTED-AVERAGE
                                       NUMBER OF SHARES          EXERCISE PRICE
                                       ----------------          --------------
Balance, December 31, 1999 .........        313,318                  $ 6.67
   Grants ..........................             --                      --
   Exercises .......................        (88,615)                   6.67
   Forfeitures .....................             --                      --
                                           --------                  ------
Balance, December 31, 2000 .........        224,703                    6.67
   Grants ..........................        930,000                   36.43
   Exercises .......................       (224,246)                   6.67
   Forfeitures .....................           (457)                   6.67
                                           --------                  ------
Balance, December 31, 2001 .........        930,000                   36.43
   Grants ..........................         50,000                   51.83
   Exercises .......................             --                      --
   Forfeitures .....................        (10,000)                  49.33
                                           --------                  ------
Balance, December 31, 2002 .........        970,000                  $37.09
                                           ========                  ======

         The number of shares exercisable as of December 31, 2000, 2001 and 2002 are as follows:

                                                            WEIGHTED-AVERAGE
                                        NUMBER OF SHARES     EXERCISE PRICE
                                        ----------------     --------------
Exercisable, December 31, 2000              224,703               $ 6.67
Exercisable, December 31, 2001                   --               $  --
Exercisable, December 31, 2002              293,330               $35.87

         During 2001 and 2002, new options were granted to thirteen key executives and directors in conjunction with the recapitalization that took place in May 2001 and the retention of a new senior management team. The weighted average exercise price per share of all options as of December 31, 2002 was $37.09. The options vest over three to four years with exercise prices ranging from $33.69 to $61.81. All options granted in 2001 and 2002 expire seven years from date of grant and have a weighted-average contractual life of 5.4 years as of December 31, 2002.

         In February 2003, an additional 235,000 options were granted to key executives. These options have a weighted average exercise price of $53.61, vest over three to four years and expire six to eight years from the date of grant.

6. TERMS OF THE SERIES A CONVERTIBLE MANDATORILY REDEEMABLE PREFERRED STOCK.

         In May 2001, the Company underwent a $150 million recapitalization and change of control transaction in which it issued 5,769,231 shares of the Series A Convertible Redeemable Preferred Stock of the Company to an investor group consisting of New Mountain Partners, L.P. and DB Capital Investors, L.P. (collectively, the "Investors"). The Series A Convertible Redeemable Preferred Stock has an effective dividend yield of 5.43% and is convertible into common stock at a price of $26.00 per share, subject to adjustment under certain circumstances. The Company used the $150 million, together with approximately $36.4 million of its cash and marketable securities, to repurchase 7,175,000 shares of outstanding common stock of the Company from the Company's then CEO and majority stockholder at $25.00 per share.

         In November 2002, 2.3 million shares of the Series A Convertible Redeemable Preferred Stock were converted into common stock on a 1 for 1 basis and, pursuant to the Investors' registration rights agreement with the Company, were sold in a secondary offering of common stock at $52.00 per share. The Company did not receive any proceeds from the offering.

                             STRAYER EDUCATION, INC.

         The Series A Convertible Redeemable Preferred Stock has the following material terms:

         Authorized

         A total of 8 million shares of Preferred Stock, par value $.01, have been authorized. Of these preferred shares, 6 million shares have been designated as Series A Convertible Redeemable Preferred Stock including shares to be reserved for the payment of dividends on the outstanding shares of Series A Convertible Redeemable Preferred Stock. The original issuance of Series A Convertible Redeemable Preferred Stock and all quarterly preferred stock dividends thereon through December 31, 2002 are reflected in the following table, as reduced to reflect the 2.3 million shares of Series A Convertible Redeemable Preferred Stock converted into common stock in November 2002:

                                                               SERIES A
                                                              CONVERTIBLE
                                                              REDEEMABLE
                                                            PREFERRED STOCK
                                                            ---------------
                                                                 AMOUNT
                                                             (IN THOUSANDS)
          Balance, December 31, 2000                                  --
             Issuance of shares                                $ 150,000
             Issuance costs                                       (3,375)
             Dividend-accrue in-kind shares                        3,335
             Accretion of carrying value                          (1,613)
                                                               ---------
          Balance, December 31, 2001                           $ 148,347
             Dividend-accrue in-kind shares                        5,080
             Shares converted into common shares                 (57,132)
             Accretion of carrying value                          (2,488)
                                                               ---------
          Balance, December 31, 2002                           $  93,807
                                                               ==========

         In May 2001, 5,769,231 shares of Series A Convertible Redeemable Preferred Stock were issued. During 2001, the Company recorded 76,445 shares as accrued in-kind dividends. During 2002, the Company recorded 212,780 shares as accrued in-kind dividends. In November 2002, 2.3 million shares of the Series A Convertible Redeemable Preferred Stock were converted on a 1 for 1 basis into common stock. The number of Series A Convertible Redeemable Preferred Stock outstanding is 3,758,456 as of December 31, 2002.

         Series A Convertible Redeemable Preferred Stock dividends and accretion are recorded based on an effective yield of 5.43% applied to the carrying value of the Series A Convertible Redeemable Preferred Stock.


         Ranking

         The shares of Series A Convertible Redeemable Preferred Stock rank, as to dividends and rights upon liquidation, dissolution, or winding up, senior to the common stock and on a parity with each other.

         Dividends

         The holders of shares of Series A Convertible Redeemable Preferred Stock are entitled to receive dividends prior to any amounts being paid on the common stock when, as, and if declared by the Board of Directors out of funds legally available therefore. Dividends on the Series A Convertible Redeemable Preferred Stock are payable as follows:

     o From the original issuance date of the Series A Convertible Redeemable Preferred Stock until May 15, 2006, dividends accrue at an annual rate of 7.0% of the sum of the liquidation amount,

                             STRAYER EDUCATION, INC.

         which is $26.00 per share, as adjusted, plus any accumulated and unpaid dividends, with 3.5% of the original investment amount payable in cash when the dividend is declared and the rest accrued in additional shares and compounding quarterly until the Series A Convertible Redeemable Preferred Stock either converts, is redeemed, or a liquidation event occurs.

     o Beginning on May 16, 2006, dividends accrue at an annual rate of 3.0% of the sum of the Liquidation Amount plus any accumulated and unpaid dividends, all of which are payable in cash when the dividend is declared. In addition, when and if the Board of Directors declares regular quarterly dividends on the common stock up to $0.065 per share, holders of Series A Convertible Redeemable Preferred Stock are not entitled to participate in the common stock dividend. However, the Series A Convertible Redeemable Preferred Stock will participate on an as-converted basis in any dividends on the common stock in excess of the regular quarterly dividends of $0.065 per share.

         Conversion at the Option of the Holder

         The shares of Series A Convertible Redeemable Preferred Stock are convertible, in whole or in part, at the option of the holder thereof, into shares of common stock at a conversion rate of one share of common stock for each share of Series A Convertible Redeemable Preferred Stock, subject to adjustment for certain events, including stock splits, stock dividends, and dilutive issuances of capital stock.

         Liquidation Rights

         Upon any liquidation, dissolution, or winding up of the Company, the holders of Series A Convertible Redeemable Preferred Stock are entitled to a liquidation preference, prior to any amounts being paid on the common stock, in an amount equal to the greater of (1) the sum of $26.00 per share of Series A Convertible Redeemable Preferred Stock plus compounded, accumulated but unpaid dividends (in each case, as adjusted for stock dividends, stock combinations, or similar events) and (2) the product of (a) the price of the common stock calculated as the average of the daily closing prices for five consecutive trading days selected by the Board of Directors out of the 20 trading days preceding the date of the liquidation, dissolution, or winding up, and (b) the number of shares of common stock to which the holders of Series A Convertible Redeemable Preferred Stock would have been entitled if they had converted their shares.

         Change of Control

         Upon any change of control of the Company, the holders of Series A Convertible Redeemable Preferred Stock are entitled in each holder's sole discretion to elect to receive the liquidation amount per share plus accumulated and unpaid dividends. If no election is made, the holders retain their Series A Convertible Redeemable Preferred Stock.

         Voting Rights

         Each holder of Series A Convertible Redeemable Preferred Stock is entitled to the number of votes equal to the number of whole shares of common stock into which all of the holder's Series A Convertible Redeemable Preferred Stock is convertible, with respect to all matters submitted for stockholder approval. Except as provided by law or by the express terms of the Series A Convertible Redeemable Preferred Stock, holders vote together with holders of the common stock as a single class. For so long as there are any shares of Series A Convertible Redeemable Preferred Stock outstanding, the approval of the holders of at least a majority of the Series A Convertible Redeemable Preferred Stock shall be required to take certain actions including:

     o Any reclassification of the Series A Convertible Redeemable Preferred Stock or any amendment, alteration, or repeal of any provision of our charter or bylaws that adversely affects the holders of the Series A Convertible Redeemable Preferred Stock;

                             STRAYER EDUCATION, INC.

     o The authorization, creation, or issuance of additional equity securities ranking senior to or on a par with the Series A Convertible Redeemable Preferred Stock on liquidation or distributions or any security convertible into, or which provides a right to acquire, a senior or pari passu security;

     o Any issuance of shares of common stock at a per share price less than $26.00, subject to certain adjustments, including securities convertible into common stock at a per share conversion price less than $26.00; and

     o The declaration, payment, or making of any dividend or distribution on the common stock other than our regular quarterly dividend of $0.065 per share of common stock.

         Redemption at the Company's Option

         The Series A Convertible Redeemable Preferred Stock may not be redeemed at the option of the Company prior to May 15, 2004. From and after the third year until the fifth year that the Series A Convertible Redeemable Preferred Stock is outstanding, so long as the common stock is listed on the New York Stock Exchange or the NASDAQ National Market, the Company may redeem it, in whole or in part, within 45 days of any period in which the closing price of the common stock for at least 20 consecutive trading days equals or exceeds 200% of the conversion price, which is initially $26.00 per share; provided that the 20 day period may not begin before May 15, 2004. After May 15, 2006, the Company may redeem the Series A Convertible Redeemable Preferred Stock in whole or in part at its discretion. In either case, the redemption price of each share of Series A Convertible Redeemable Preferred Stock is equal to the liquidation amount, plus accumulated and unpaid dividends. The decision of whether to redeem is to be made in the discretion of the directors not elected by the Investors.

         Redemption at the Option of the Holder

         The holders of the Series A Convertible Redeemable Preferred Stock may request that it be redeemed only:

     o   After the tenth anniversary of its issuance (May 15, 2011);

     o   Upon a change of control of the Company; or

     o   In the event the Company sells all or substantially all of its assets.

         Upon the occurrence of any of these events, a holder of Series A Convertible Redeemable Preferred Stock may require the Company to redeem all or a part of that holder's shares of Series A Convertible Redeemable Preferred Stock, at a purchase price equal to the liquidation amount, as adjusted, plus accumulated and unpaid dividends.

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

                             STRAYER EDUCATION, INC.

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

         Securities registrable under the Registration Rights Agreement include the Series A Convertible Redeemable Preferred Stock, the common stock and other securities, if any, issuable on conversion of the Series A Convertible Redeemable Preferred Stock, the common stock, if any, purchased by the Investors in accordance with the options granted them by our former CEO and majority stockholder, and any securities issued to the Investors in accordance with their preemptive rights.

         Piggyback Registration

         Piggyback registration means the rights of the holders of the registration rights to include their shares in a registration filed by the Company for its own account or in a registration the Company has filed upon the request of other stockholders. The Company has granted the Investors unlimited piggyback registration rights.

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

         Transferability of Registration Rights

         The Investors may freely transfer the registration rights to any of their affiliates. The Investors may also transfer the registration rights to any other person to whom the Investors or their affiliates transfer shares of Series A Convertible Redeemable Preferred Stock or the common stock into which the Series A Convertible Redeemable Preferred Stock converts having any aggregate purchase price or liquidation amount of at least $10 million.

OTHER TERMS OF SERIES A PREFERRED STOCK

         Corporate Governance

         Pursuant to the terms of the Series A Convertible Redeemable Preferred Stock, the holders of the Series A Convertible Redeemable Preferred Stock are initially entitled to elect one-half of the Company's Board of Directors. The percentage of the Company's Board of Directors that the holders of the Series

                             STRAYER EDUCATION, INC.

A Convertible Redeemable Preferred Stock may elect decreases as the number of shares of Series A Convertible Redeemable Preferred Stock outstanding decreases in the following manner:

    % OF SERIES A CONVERTIBLE REDEEMABLE
PREFERRED STOCK ORIGINALLY ISSUED AND STILL
                OUTSTANDING                         % OR NUMBER OF DIRECTORS
---------------------------------------------    -------------------------------
               90% and Above                                   50%
                50% to 89.9%                                   40%
                25% to 49.9%                                   25%
                10% to 24.9%                            At Least 1 member
                 0% to 9.9%                                    none

         In addition, in the event that the Company fails to pay the redemption price for the Series A Convertible Redeemable Preferred Stock in connection with a proper redemption request in an amount at least equal to $30 million, the holders of the Series A Convertible Redeemable Preferred Stock will be able to elect a majority of the Company's Board of Directors until the redemption price is paid.

         Any significant changes in the Company's ownership and control could require U.S. Department of Education or other regulatory agency approval.

         In addition to any other Board of Directors or stockholder action that may be required, the approval of a majority of the directors elected by the holders of the Series A Convertible Redeemable Preferred Stock will be required in order for the Company to take certain actions, including:

     o Any authorization or issuance, reclassification, repurchase, redemption, or other acquisition of any of the Company's equity securities or any other securities exercisable for or convertible into any equity securities;

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

         Preemptive Rights

         The holders of the Series A Convertible Redeemable Preferred Stock have the right to purchase their pro rata portion of new equity securities the Company issues, other than certain exempt issuances.

7. LONG-TERM LIABILITY.

         In conjunction with the opening of new campuses in Chesapeake, Virginia, and Newport News, Virginia, during 2001 and in Charlotte, North Carolina (two campuses), Cary, North Carolina, and corporate offices in Arlington, Virginia, during 2002, the Company was reimbursed by the lessors for improvements made to the leased properties in the amount of $763,000 and $1,313,000 in 2001 and 2002, respectively. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years.

                             STRAYER EDUCATION, INC.

8. OTHER EMPLOYEE BENEFIT PLANS.

         The Company has a 401(k) plan covering all eligible employees of the Company. Participants may defer a percentage of their salaries or make contributions up to 10% of their base compensation. Employee contributions are voluntary. Discretionary matching contributions of up to 2% of base compensation were made by the Company each year, and were $195,000, $205,000 and $304,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

         In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 90 percent of its market value at the date of purchase. Purchases are limited to 10 percent of an employee's eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. During 2000, 2001 and 2002, 10,297, 6,540 and 7,443 shares, respectively, were purchased in the open market for employees, at average prices of $23.93, $42.44 and $53.08 per share, respectively.

9. COMMITMENTS AND CONTINGENCIES.

         The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

         As of December 31, 2002, the Company had long-term operating leases for sixteen of its campuses and other administrative locations. Rent expense was $4,770,000, $5,533,000 and $5,165,000 for the years ended December 31, 2000,
2001 and 2002, respectively. Prior to the purchase of three of these campuses in February 2002, the Washington D.C. campus and three of the Virginia campuses were leased from entities affiliated with the Company's former CEO and majority stockholder. Rent paid to these entities was $1,836,600, $1,946,000 and $502,000 for the years ended December 31, 2000, 2001 and 2002, respectively. In February 2002, the Company acquired the Washington D.C., Manassas, Virginia, and Woodbridge, Virginia, campuses for an aggregate of $12,000,000 from entities affiliated with the Company's former CEO and majority stockholder. Accordingly, only one lease remains outstanding with affiliates of the Company's former CEO and majority stockholder. This lease involved total payments of $337,000 in 2002 and expires in 2006.

         The rents on the Company's leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2002, are as follows (in thousands):

                                                    TOTAL AMOUNT PAYABLE TO
                                     TOTAL              RELATED PARTIES
        2003 ....................   $ 5,464                  $ 348
        2004 ....................     4,607                    358
        2005 ....................     4,196                    369
        2006 ....................     3,568                    156
        2007 ....................     2,863                     --
        Thereafter ..............    15,534                     --
                                    -------                 ------
                                    $36,232                 $1,231
                                    =======                 ======

         In addition, the Company has available two $10.0 million credit facilities from two banks. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company does not pay a fee for this facility. There have been no borrowings by the Company under the credit facility.

                             STRAYER EDUCATION, INC.

10. INCOME TAXES.

         The income tax provision for the years ended December 31, 2000, 2001 and 2002 is summarized below (in thousands).

                            2000             2001             2002
                            ----             ----             ----
  Current:
  Federal .............   $11,637           $12,123          $13,403
  State ...............     2,484             2,222            2,994
                          -------           -------          -------
                           14,121            14,345           16,397
                          =======           =======          =======
  Deferred:
  Federal .............      (132)              129              299
  State ...............       (15)               15               34
                          -------           -------          -------
                             (147)              144              333
                          -------           -------          -------
                          $13,974           $14,489          $16,730
                          =======           =======          =======

         The tax effects of the principal temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows as of December 31, 2001 and 2002 (in thousands):

                                                     2001        2002
                                                     ----        ----
  Tuition receivable and student loans ............  $ 387      $ 495
  Property and equipment ..........................    140       (373)
  Accrued vacation payable ........................     34         44
  Deferred leasing costs ..........................     --         62
  Unrealized gains on marketable securities .......     --        (47)
                                                     -----      -----
  Net deferred tax asset ..........................  $ 561      $ 181
                                                     =====      =====

         A reconciliation between the Company's statutory tax rate and the effective tax rate for the years ended December 31, 2000, 2001 and 2002 is as follows:

                                                    2000      2001      2002
                                                    ----      ----      ----
Statutory federal rate ........................... 35.0%      35.0%     35.0%
State income taxes, net of federal benefits ......  4.5%       3.9%      4.6%
Other ............................................ (0.3%)     (0.1%)    (0.2%)
                                                   -----      -----     ----
Effective tax rate ............................... 39.2%      38.8%     39.4%
                                                   =====      =====     =====

         Cash payments for income taxes were $13,628,000 in 2000, $11,649,000 in 2001 and $15,502,000 in 2002.

                             STRAYER EDUCATION, INC.

11.  SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED).


         Quarterly financial information for 2001 and 2002 is as follows (in thousands except per share data):

                                                                        QUARTER
                                                     FIRST       SECOND        THIRD        FOURTH
                                                     -----       ------        -----        ------
2001
Total revenues .................................   $ 23,644     $ 23,826      $ 18,222     $ 27,184
Income from operations .........................     11,459        9,262         2,744       10,042
Net income .....................................      8,137        6,248         2,008        6,416
Net income available to common stockholders ....      8,137        5,293            11        4,358
Net income per share:
    Basic ......................................   $   0.53     $   0.45      $   0.00     $   0.52
    Diluted ....................................   $   0.53     $   0.42      $   0.14     $   0.45

                                                                        QUARTER
                                                     FIRST       SECOND        THIRD        FOURTH
                                                     -----       ------        -----        ------
2002
Total revenues .................................   $ 29,698     $ 29,823      $ 23,026     $ 34,163
Income from operations .........................     11,818       11,710         3,958       13,744
Net income .....................................      7,430        7,384         2,710        8,260
Net income available to common stockholders ....      5,414        5,359           675        6,992
Net income per share:
    Basic ......................................   $   0.65     $   0.64      $   0.08     $   0.74
    Diluted ....................................   $   0.52     $   0.51      $   0.19     $   0.57

                             STRAYER EDUCATION, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE         ADDITIONS                       BALANCE      BAD DEBT
                                            BEGINNING         CHARGED                          END        EXPENSE
                                                OF              TO                             OF        AS A % OF
DESCRIPTION                                   PERIOD          EXPENSE        DEDUCTIONS      PERIOD       REVENUE
-----------                                   ------          -------        ----------      ------       --------
Deduction from asset account:
   Allowance for doubtful accounts:
     Year ended December 31, 2002 .......      $457            $1,794          $(1,616)        $635          1.5%
     Year ended December 31, 2001 .......       489             1,578           (1,610)         457          1.7%
     Year ended December 31, 2000 .......       605             2,147           (2,263)         489          2.7%
   Allowance for loan losses:
     Year ended December 31, 2002 .......       536               243             (176)         603
     Year ended December 31, 2001 .......       465               196             (125)         536
     Year ended December 31, 2000 .......       411               172             (118)         465


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

         The following table sets forth certain information with respect to the Company's directors and executive officers.

NAME                        AGE          POSITION
----                        ---          --------
DIRECTORS:

ROBERT S. SILBERMAN ......   45     Chairman of the Board and Chief Executive Officer
DR. CHARLOTTE F. BEASON ..   55     Director
WILLIAM E. BROCK .........   72     Director
DAVID A. COULTER .........   55     Director
GARY GENSLER .............   45     Director
ROBERT R. GRUSKY .........   45     Director
ROBERT L. JOHNSON ........   56     Director
STEVEN B. KLINSKY ........   46     Director
TODD A. MILANO ...........   50     Director
G. THOMAS WAITE, III .....   51     Director
J. DAVID WARGO ...........   49     Director

EXECUTIVE OFFICERS:

SCOTT W. STEFFEY .........   41     Executive Vice President and Chief Operating Officer
MARK C. BROWN ............   44     Senior Vice President and Chief Financial Officer
STEVEN A. MCARTHUR .......   45     Senior Vice President and General Counsel
ROBERT E. FARMER .........   64     Vice President, Human Resources, Administration and Training
LYSA A. HLAVINKA .........   36     Vice President, Marketing
KEVIN P. O'REAGAN ........   43     Vice President and Chief Technology Officer
SONYA G. UDLER ...........   35     Vice President, Corporate Communications
MICHAEL J. FORTUNATO .....   39     Controller

DIRECTORS

         MR. ROBERT S. SILBERMAN has been Chairman of the Board since February 2003 and Chief Executive Officer since March 2001. Mr. Silberman was an Executive in Residence at New Mountain Capital, LLC from August 2000 to March 2001. From 1995 to 2000, Mr. Silberman served as President and Chief Operating Officer (and in certain other capacities) of CalEnergy Company, Inc. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Mr. Silberman has been a Director of Strayer since March 2001 and is Chairman of the Board's Executive Committee. He also serves on the Board of Directors of Surgis, Inc.

         DR. CHARLOTTE F. BEASON is Chair of the Commission on Collegiate Nursing Education (an autonomous agency accrediting baccalaureate and graduate programs in nursing) and Program Director, Office of Nursing Services, at the U.S. Department of Veterans Affairs since 1996. Dr. Beason is a member of the Nominating Committee of the Board and also a member of the Strayer University Board of Trustees.

         MR. WILLIAM E. BROCK is the Founder and has been Chairman of BRIDGES Learning Systems, Inc., an education services company, since 1996. From 1988 to 1995, Mr. Brock was the founder and Chairman of the Brock Group, a firm specializing in international trade, investment and human resources. From 1985 to 1987, Mr. Brock served as the U.S. Secretary of Labor. From 1981 to 1985, Mr. Brock served as the U.S. Trade Representative. From 1977 to 1981, Mr. Brock served as Chairman of the Republican National Committee. Mr. Brock served as a U.S. Senator from the State of Tennessee from 1971 to 1977. Mr. Brock is also a Director of On Assignment, Inc., HealthExtras, Inc. and Federal Medical, Inc. Mr. Brock is Chairman of the Nominating Committee of the Board.

         MR. DAVID A. COULTER has been Vice Chairman, J.P. Morgan Chase & Co. from December 2000 to the present. Mr. Coulter was Vice Chairman of The Chase Manhattan Corporation from July 2000 to December 2000. Prior to joining Chase, Mr. Coulter led the west coast operations of the Beacon Group, a private investment and strategic advisory firm, and prior to that Mr. Coulter served as the Chairman and Chief Executive Officer of the BankAmerica Corporation. Mr. Coulter currently serves on the Board of Directors of PG&E Corporation, and he is a Trustee of Carnegie Mellon University. Mr. Coulter is a member of the Compensation Committee of the Board.

         MR. GARY GENSLER served as Under Secretary of the U.S. Department of the Treasury from 1999 to 2001, and before that as Assistant Secretary of the Treasury from 1997 to 1999. From 1988 to 1997, Mr. Gensler was a partner of The Goldman Sachs Group, L.P., where he served in various capacities including co-head of finance, responsible for controllers and treasury worldwide. Mr. Gensler is co-author of "The Great Mutual Fund Trap." He serves as a Trustee of the Baltimore Museum of Art, the Bryn Mawr School, The Enterprise Foundation and is a member of the Board of Visitors of the University of Maryland Baltimore County and is a member of the Board of the Johns Hopkins Center for Talented Youth. Mr. Gensler also serves on the Management Advisory Board of New Mountain Capital, LLC. Mr. Gensler is Chairman of the Audit Committee of the Board.

         MR. ROBERT R. GRUSKY has been a Member of New Mountain Capital, LLC since January 2000. Since 2000, Mr. Grusky has also been the managing member of the limited liability company that is the general partner of Hope Capital Partners, L.P., an investment partnership that invests primarily in public equities. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990-1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities, including Vice President, at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He is also on the Board of Directors of Surgis, Inc. and a member of the Board of Trustees of Hackley School and the Multiple Myeloma Research Foundation. Mr. Grusky is a member of the Audit Committee of the Board and is also a member of the Executive Committee of the Board.

         MR. ROBERT L. JOHNSON is the founder and Chief Executive Officer of Black Entertainment Television (BET), a subsidiary of Viacom and the leading African American-operated media and entertainment company in the United States. Mr. Johnson previously held positions at the Washington Urban League and the Corporation for Public Broadcasting. Mr. Johnson serves on the following boards:
US Airways; Hilton Hotels Corporation; General Mills; United Negro College Fund; National Cable Television Association; and the American Film Institute. Mr. Johnson is also a member of the Board of Governors for the Rock and Roll Hall of Fame in Cleveland, Ohio; and the Brookings Institute. Mr. Johnson is a member of the Nominating Committee of the Board.

         MR. STEVEN B. KLINSKY is the Founder and has been the Managing Member and Chief Executive Officer of New Mountain Capital, LLC since January 2000. From 1987 to June 1999, Mr. Klinsky was a general partner of Forstmann Little & Co., a private equity firm. Mr. Klinsky was non-executive Chairman of the Board from March 2001 until February 2003, is the Board's lead outside director, is a member of the Executive Committee and is Chairman of the Compensation Committee. He also serves on the Board of Directors of Surgis, Inc.

         MR. TODD A. MILANO has been President and Chief Executive Officer of Central Pennsylvania College since 1989. Mr. Milano is a member of the Compensation Committee of the Board and is also a member of the Strayer University Board of Trustees.

         MR. G. THOMAS WAITE, III has been Treasurer and Chief Financial Officer of the Humane Society of the United States since 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership. Mr. Waite is a member of the Audit Committee of the Board and is also a member of the Strayer University Board of Trustees.

         MR. J. DAVID WARGO has been a Member of New Mountain Capital, LLC since January 2000. Since 1993, Mr. Wargo has also been the President of Wargo and Company, Inc., an investment management company. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is also a Director of On Command Corporation and OPENTV Corporation. Mr. Wargo is a member of the Nominating Committee of the Board.

EXECUTIVE OFFICERS

         MR. SCOTT W. STEFFEY joined Strayer in March 2001 as its Executive Vice President and Chief Operating Officer after serving as an Executive in Residence at New Mountain Capital, LLC from March 2000 to March 2001. Prior to that, Mr. Steffey served for four years as Vice Chancellor of the State University of New York, the largest public post-secondary higher education system in the world. He is also the founder of the Charter Schools Institute, an organization that establishes competitive K-12 schools in New York State dedicated to providing improved educational opportunities for economically disadvantaged students. Previously, Mr. Steffey held senior management positions at NYNEX Corporation and American Express Company.

         MR. MARK C. BROWN joined Strayer in September 2001 as its Senior Vice President and Chief Financial Officer. Mr. Brown was most recently the Chief Financial Officer of the Kantar Group, the information and consultancy division of WPP Group, the multi-national communications services company. Prior to that, for nearly 12 years, Mr. Brown held a variety of management positions at PepsiCo Inc. including Director of Corporate Planning for Pepsi Bottling Group and Business Unit Chief Financial Officer for Pepsi-Cola International.
Mr. Brown is a CPA who started his career with PricewaterhouseCoopers LLP.

         MR. STEVEN A. MCARTHUR joined Strayer in May 2001 as its Senior Vice President and General Counsel. Mr. McArthur is responsible for oversight of all legal matters for Strayer and coordinating with other responsible officers on various regulatory, administrative, employee benefit, real estate, leasing and insurance matters. Mr. McArthur previously served as Senior Vice President and General Counsel to MidAmerican Energy Holdings Company, a Fortune 500 diversified holding company, and a number of its public company subsidiaries. Mr. McArthur has over 18 years experience advising various public companies in the areas of regulatory compliance, mergers and acquisitions, financings and related legal matters.

         MR. ROBERT E. FARMER is Vice President of Human Resources, Administration and Training of the University, a position to which he was appointed in 2001. Previously, Mr. Farmer was the University's Director of Operations (in 2000) and Director of Human Resources for the University, a position he held since 1995. Mr. Farmer was the Campus Coordinator of the University's Arlington campus from 1992 until 1995, and he was the Director of Admissions at that campus from 1990 to 1992.

         MS. LYSA A. HLAVINKA has been working in the for-profit education field for the past 11 years and joined Strayer in May 2001 as Vice President, Marketing. Ms. Hlavinka started her career as an account executive at an advertising agency and joined the University of Phoenix in 1990. As that company grew, Ms. Hlavinka held positions as Marketing Manager, Director of Administrative Services, and, most recently, National Director of Advertising. While at the University of Phoenix, she taught marketing and public relations courses as an adjunct faculty member.

         MR. KEVIN P. O'REAGAN has been active in the technology field for the past 18 years and joined Strayer in July 2001 as its Vice President and Chief Technology Officer. Mr. O'Reagan started his career with Andersen Consulting and later joined Prudential Mortgage as the Director of Technology. He most recently was the Chief Technology Officer of the RIA Group of the Thompson Corporation. Mr. O'Reagan has also developed and taught courses at the post-graduate level as an adjunct faculty member at The Johns Hopkins University in its Information Technology Program.

         MS. SONYA G. UDLER joined Strayer as its Vice President, Corporate Communications in July 2002, bringing over 14 years of public relations and marketing communications experience to Strayer. For the two years prior to joining Strayer, she served as a public relations and media strategies consultant. She previously served as Senior Vice President at Young & Associates Inc., a public relations agency, where she developed communications strategies and media programs for Bell Atlantic, Siemens, Verizon and other leading technology companies.

         MR. MICHAEL J. FORTUNATO joined Strayer as its Controller in September 2002, bringing 17 years of accounting experience from a variety of industries, including healthcare, real estate, international investing and most recently software development. Mr. Fortunato is a CPA who started his career with the accounting firm of KPMG Peat Marwick.

CERTAIN SIGNIFICANT EMPLOYEES OF THE UNIVERSITY

         The following information is supplied with respect to certain other significant employees of the University:

NAME                          AGE                           POSITION
---                           ---                           --------
DR. J. CHRIS TOE ...........   48      Acting University President, University Provost and Academic Dean
JAMES F. MCCOY .............   43      Regional Director -- Southern Virginia, North Carolina and Tennessee
REGINALD RAINEY ............   35      Regional Director -- Northern Virginia
MICHAEL O. WILLIAMS ........   49      Regional Director -- Maryland and Washington, D.C.
PAMELA S. BELL .............   43      Director, Strayer University Online
BETTY G. SHUFORD ...........   60      Dean of Student Affairs
ROBERT L. GUSTAVUS .........   60      Regional Academic Dean
MARJORIE ARRINGTON .........   41      Director of Financial Aid and Title IV Compliance
GREGORY FERENBACH ..........   43      Director of Business Development and Senior Counsel
DAVID A. MOULTON ...........   50      Director of Libraries
RANDI S. REICH .............   29      Director of New Campus Openings
GEOFFREY D. ROTH ...........   37      Director of Facilities
MICHAEL K. SCHUCHERT .......   32      Director of Institutional Research and Assessment
CYNDI L. WASTLER ...........   37      Director of Academic Records

         DR. J. CHRIS TOE, 48, is the University's Acting President, as well as Provost and Academic Dean. Dr. Toe has spent 25 years in government, international business, and higher education. Eight of his 14 years in higher education have been at Strayer, which he joined in 1993. He began his career as an economist in the West African republic of Liberia and served on the economics faculty at Texas Tech University in Lubbock, Texas for many years. Prior to becoming Provost, Dr. Toe managed enrollment and student services, and graduate programs at the University. He has been a Professor and Campus Dean, and he still teaches a graduate research class.

         MR. JAMES F. MCCOY, 43, is the University's Regional Director-Southern Virginia, North Carolina and Tennessee with oversight responsibilities for all administrative functions of that Region's campuses, including student enrollment, retention, collection of revenue and budget. Mr. McCoy has been active in proprietary education for the past 19 years, and joined Strayer in 1994. He has worked with several school systems including Phillips and Branell in management capacities at both the campus and corporate levels. Mr. McCoy has extensive experience in new campus start-ups, P&L management, and accreditation and compliance regulations. In addition, he has management experience in both the administrative and academic operations of a campus.

         MR. REGINALD RAINEY, 35, is the University's Regional Director-Northern Virginia, with oversight responsibilities for all administrative functions of that Region's campuses. Mr. Rainey has been with

Strayer University sixteen years, with experience in Campus Manager and other positions including student enrollment, retention, collection of revenue and budget.

         MR. MICHAEL O. WILLIAMS, 49, is the University's Regional Director-Maryland and Washington D.C. with oversight responsibilities for all administrative functions of that Region's campuses, including student enrollment, retention, collection of revenue and budget. Mr. Williams has been employed at the University since 1992. Mr. Williams, an alumnus of the graduate program at Strayer University, was a former Campus Coordinator of the Washington Campus, 1995-2000, and previously an admissions representative.

         MS. PAMELA S. BELL, 43, is the University's Director of Strayer University Online. In this capacity, Ms. Bell oversees all functions including, academics, admissions, international outreach and business operations for Strayer University Online. She manages the delivery and ensures the quality of teaching in online courses; coordinates online assessment of faculty for technology-mediated teaching; and is responsible for faculty training. Prior to her appointment as Director in February 2002, Ms. Bell served for almost three years as Assistant Vice President and Division Manager at SAIC managing various online related programs and applications. Prior to this, Ms. Bell served with Strayer University Online in various assignments, including Academic Dean, Distance Learning Coordinator and Admissions Counselor.

         MS. BETTY G. SHUFORD, 60, is the University's Dean of Student Affairs with the responsibility for ensuring the non-academic needs of students are being met in all regions. Ms. Shuford has been with Strayer University for nineteen years. She previously served in a number of positions, including Regional Director and Administrative Dean, and Campus Manager at four different campuses.

         MR. ROBERT L. GUSTAVUS, 60, is a Regional Academic Dean, Northern Virginia Region. Mr. Gustavus has spent over thirty-five years in government, the commercial sector, and higher education. He has extensive teaching and administrative experience in higher education. Mr. Gustavus was an adjunct faculty member for a local community college and the University of Virginia prior to joining Strayer University as a full-time faculty member in 1995. He served as Director of Strayer University Online from 2001 to February 2002. Prior to becoming the Director of Strayer University Online, he was a Campus Dean and Regional Academic Dean responsible for seven campuses. He has taught classes online for over two years and is completing his doctoral degree with an emphasis in Instructional Technology.

         MS. MARJORIE ARRINGTON, 41, is the University's Director of Financial Aid and Title IV Compliance. Ms. Arrington is responsible for administering the University's Title IV programs and insuring that all University practices in this area comply with the applicable administrative and regulatory standards required by the HEA. Ms. Arrington has been actively involved with the state, regional and national associations of student financial aid administrators and the U.S. Department of Education. Ms. Arrington has over 17 years of experience in the administration of Title IV funds.

         MR. GREGORY FERENBACH, 43, is the University's Director of Business Development and Senior Counsel. Mr. Ferenbach is responsible for outreach to corporations, government, military and other organizations. In this role, he develops sponsorship and other arrangements between Strayer and these organizations that allows them to provide Strayer University offerings to their employees. Mr. Ferenbach also assists with regulatory matters, including new state openings. Prior to joining Strayer, Mr. Ferenbach was General Counsel to PBS and prior to that was an attorney in private practice.

         MR. DAVID A. MOULTON, 50, is the University's Director of Libraries. Mr. Moulton manages library services and collections for all campus locations as well as for online users. Mr. Moulton oversees the operations of the University's main library, the Wilkes Library in D.C. and the Learning Resource Centers at each campus. Mr. Moulton has been employed by Strayer for 26 years in a variety of Librarian positions. Mr. Moulton has a Masters Degree in Library Science and has held membership in the American Library Association for over 25 years and has been a member of the Virginia Library Association for 15 years.

         MS. RANDI S. REICH, 29, is the University's Director of New Campus Openings. Ms. Reich is responsible for managing all aspects of the University's expansion into new states and new campus openings. Ms. Reich previously held the position of Director of Corporate and Institutional Alliances and also served as a campus manager at Strayer. Prior to joining Strayer, Ms. Reich co-founded and managed business and strategic development for Mascot Network, an application service provider serving the higher education market with an "enterprise portal". Ms. Reich also served several years in city government with the City of New York as the Assistant Director in the Mayor's Office of Transportation and also worked at Boston Consulting Group.

         MR. GEOFFREY D. ROTH, 37, is the University's Director of Facilities with responsibility for leasing, managing and maintaining all campus locations and other University real estate. Mr. Roth is responsible for all aspects of site selection, transaction management, construction, furniture & equipment delivery and relocation. Mr. Roth also works with each campus to insure that from a fiscal and physical perspective, each location is maintained to Strayer standards. Mr. Roth has 15 years of corporate real estate experience, including serving as a Director of Corporate Services at Cushman & Wakefield, Inc. where he helped Fortune 500 clients manage their real estate portfolios.

         MR. MICHAEL K. SCHUCHERT, 32, is the University's Director of Institutional Research and Assessment. Prior to joining Strayer University in 2001, Mr. Schuchert served as the Director of Institutional Research at the Montgomery County Community College. Mr. Schuchert has several years experience serving as a research associate at the American Sociological Association, the Association of American Medical College, and a senior associate at the American Association of Health Plans. Mr. Schuchert also teaches undergraduate sociology and statistics courses at Strayer University.

         MS. CYNDI L. WASTLER, 37, is the University's Director of Academic Records. Mrs. Wastler is responsible for the oversight of the University's Transcript Evaluation Center, the Records Office, Veterans Services, and the warehouse. In addition, she also works with other University administrators on regulatory and compliance matters that affect the University. Mrs. Wastler has been with the University for eleven years working within in the Academic Records Office. Previously, Mrs. Wastler was in retail sales management.

COMPENSATION OF THE BOARD OF DIRECTORS

         The information required by this Item relating to Compensation and Committees of the Board of Directors is hereby incorporated by reference from the information contained under the captions "Directors' Compensation" and "Board Committees" in the Company's Proxy Statement which will be filed no later than 120 days following December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is hereby incorporated by reference from the information to be contained under the caption "Compensation" in the Company's Proxy Statement which will be filed no later than 120 days following December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item relating to Section 16(a) Beneficial Ownership Reporting Compliance and Security Ownership of Certain Beneficial Owners and Management is hereby incorporated by reference from the information contained under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement which will be filed no later than 120 days following December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

         The information required by this Item relating to Certain Relationships and Related Party Transactions is hereby incorporated by reference from the information contained under the caption "Certain Transactions with Former Management" in the Company's Proxy Statement which will be filed no later than 120 days following December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES.

         a) Disclosure Controls and Procedures. The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the Registrant's disclosure controls and procedures within the 90 days prior to the date of filing of this Annual Report on Form 10-K. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant has in place, as of December 31, 2002, appropriate controls and procedures designed to ensure that information required to be disclosed by the Registrant (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Registrant's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS

         All required financial statements of the registrant are set forth under
Item 8 of this report on Form 10-K.

(A)(2) FINANCIAL STATEMENT SCHEDULES

         All required financial statement schedules of the registrant are set forth under Item 8 of this report on Form 10-K.


(A)(3) EXHIBITS

EXHIBIT
 NUMBER                               DESCRIPTION
 ------                               -----------
  3.01 Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company's Annual Report on Form 10-K filed with the Commission on March 28,
            2002).

  3.02 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.02 of the Company's Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on May 17, 1996).

  4.01      Specimen Stock Certificate (incorporated by reference to Exhibit
            4.01 of Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on July 16,
            1996).

   4.02 Registration Rights Agreement, dated as of May 15, 2001, by and among New Mountain Partners, L.P. and DB Capital Investors, L.P. and Strayer Education, Inc. (incorporated by reference to Exhibit
            4.02 of the Company's Annual Report on Form 10-K filed with the Commission on March 28, 2002).

  10.01 Preferred Stock Purchase Agreement, dated as of November 28, 2000, by and among Strayer Education, Inc., New Mountain Partners, L.P. and DB Capital Investors, L.P. (incorporated by reference to Annex A of the Company's Preliminary Proxy Statement filed with the Commission on January 3, 2001).

  10.02 Support and Option Agreement, dated as of November 28, 2000, by and among Strayer Education, Inc., Ron K. Bailey, Beverly W. Bailey, and New Mountain Partners, L.P. and DB Capital Investors, L.P. (incorporated by reference to Annex E of the Company's Preliminary Proxy Statement filed with the Commission on January 3, 2001).

  10.03 Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company's Annual Report on Form 10-K filed with the Commission on March 28, 2002).

  10.04 Real Estate Purchase Agreement, dated as of January 31, 2002, by and among KKB, L.L.C., and Central Investments, Inc., and Strayer University, Inc. (incorporated by reference to Exhibit 10.04 of the Company's Annual Report on Form 10-K filed with the Commission on March 28, 2002).

  10.05 1996 Amended Stock Option Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement filed with the Commission on April 27, 2001).

   21.01     Subsidiaries of Registrant (incorporated by reference to Exhibit
             21.01 of the Company's Annual Report on Form 10-K filed with the Commission on March 28, 2002).

   23.01*    Consent of PricewaterhouseCoopers LLP.

   24.01*    Power of Attorney (included in signature page hereto).

   99.01* Certifications Pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002.

-------------
*      Filed herewith.

         (B) REPORTS ON FORM 8-K

         On October 8, 2002, the Registrant filed a Current Report on Form 8-K announcing that it had filed a registration statement on Form S-3 for a proposed secondary offering of 2.0 million share of common stock.

         On November 1, 2002, the Registrant filed a Current Report on Form 8-K announcing record third quarter 2002 enrollment, revenues and earnings.

         On November 15, 2002, the Registrant filed a Current Report on Form 8-K announcing the pricing of a 2.0 million common share secondary offering.

         On November 20, 2002, the Registrant filed a Current Report on Form 8-K announcing the closing of a 2.3 million common share secondary offering.

         On November 26, 2002, the Registrant filed a Current Report on Form 8-K announcing that it had declared its regular quarterly common stock cash dividend for the fourth quarter in the amount of $0.065 per share payable on January 22, 2003 to all holders of record on January 8, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             STRAYER EDUCATION, INC.


                                             By: /s/ Robert S. Silberman
                                                 ------------------------
                                                 Robert S. Silberman
                                                 Chairman of the Board and
                                                 Chief Executive Officer


Date: March 31, 2003

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

         SIGNATURES                                  TITLE                                DATE
         ----------                                  -----                                ----
/s/ Robert S. Silberman                  Chairman of the Board and                    March 31, 2003
---------------------------------------- Chief Executive Officer
    (Robert S. Silberman)                (Principal Executive Officer)


/s/ Mark C. Brown                        Chief Financial Officer (Principal           March 31, 2003
---------------------------------------- Financial and Accounting Officer)
    (Mark C. Brown)


/s/ Charlotte F. Beason                  Director                                     March 31, 2003
----------------------------------------
    (Charlotte F. Beason)


/s/ David A. Coulter                     Director                                     March 31, 2003
----------------------------------------
    (David A. Coulter)


/s/ William E. Brock                     Director               March 31, 2003
----------------------------------------
    (William E. Brock)


/s/ Gary Gensler                         Director               March 31, 2003
----------------------------------------
    (Gary Gensler)


/s/ Robert R. Grusky                     Director               March 31, 2003
----------------------------------------
    (Robert R. Grusky)


/s/ Robert L. Johnson                    Director               March 31, 2003
----------------------------------------
    (Robert L. Johnson)


/s/ Steven B. Klinsky                    Director               March 31, 2003
----------------------------------------
    (Steven B. Klinsky)



/s/ Todd A. Milano                       Director               March 31, 2003
----------------------------------------
    (Todd A. Milano)


/s/ G. Thomas Waite, III                 Director               March 31, 2003
----------------------------------------
    (G. Thomas Waite, III)


/s/ J. David Wargo                       Director               March 31, 2003
----------------------------------------
    (J. David Wargo)

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
    ------------------------------------------------------------------------

CERTIFICATIONS
--------------

I, Robert S. Silberman, Chief Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Strayer Education, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                             By: /s/ Robert S. Silberman
                                                ------------------------
                                                   Robert S. Silberman
                                                 Chief Executive Officer

I, Mark C. Brown, Chief Financial Officer, certify that:

1.   I have reviewed this annual report on Form 10-K of Strayer Education, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                                     /s/  Mark C. Brown
                                                     -------------------------
                                                     Mark C. Brown
                                                     Senior Vice President and
                                                     Chief Financial Officer