Form 10-Q
period 2003-03-31
STRAYER EDUCATION INC
filed 2003-05-12
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2003
                           COMMISSION FILE NO. 0-21039

                             STRAYER EDUCATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)

                      Maryland                               52-1975978

  (State or other jurisdiction of incorporation or        (I.R.S. Employer
                   organization)                         Identification No.)

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

AS OF MARCH 31, 2003, THERE WERE OUTSTANDING 10,652,412 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

          Unaudited Condensed Consolidated Balance Sheets at
          December 31, 2002 and March 31, 2003..............................  3

          Unaudited Condensed Consolidated Statements of Income
          for the three months ended March 31, 2002 and 2003................  4

          Unaudited Condensed Consolidated Statements of Comprehensive
          Income for the three months ended March 31, 2002 and 2003.........  4

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the three months ended March 31, 2002 and 2003................  5

          Notes to Unaudited Condensed Consolidated Financial Statements....  6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................... 11

  Item 3. Quantitative and Qualitative
          Disclosures About Market Risk..................................... 15

  Item 4. Controls and Procedures........................................... 16

PART II-- OTHER INFORMATION

  Items 1-6, Exhibits and Reports on Form 8-K............................... 17

SIGNATURES.................................................................. 18

CERTIFICATIONS.............................................................. 19

                             STRAYER EDUCATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                     ASSETS

                                                                                    December 31,
                                                                                        2002       March 31, 2003
                                                                                    -----------    --------------
                                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents .......................................................  $  49,135      $  54,330
   Marketable securities available for sale, at fair value .........................     18,121         24,181
   Tuition receivable, net of allowances for doubtful accounts .....................     25,759         29,838
   Other current assets ............................................................        773          1,355
                                                                                      ---------      ---------
       Total current assets ........................................................     93,788        109,704
Student loans receivable, net of allowances for losses .............................      9,453          9,792
Property and equipment, net ........................................................     36,571         36,251
Other assets .......................................................................        312            313
                                                                                      ---------      ---------
       Total assets ................................................................  $ 140,124      $ 156,060
                                                                                      =========      =========
                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................................................  $   3,534      $   4,088
   Accrued expenses ................................................................      1,181            510
   Income taxes payable ............................................................      1,812          5,607
   Dividends payable ...............................................................      1,507          1,507
   Unearned tuition ................................................................     29,853         34,626
                                                                                      ---------      ---------
        Total current liabilities ..................................................     37,887         46,338
Deferred income taxes ..............................................................         70             92
Long-term liabilities ..............................................................      1,985          2,048
                                                                                      ---------      ---------
        Total liabilities ..........................................................     39,942         48,478
                                                                                      ---------      ---------

Commitments and contingencies
Mandatorily redeemable convertible Series A preferred stock, par value $.01; 6,000,000 shares authorized; 3,758,456 and
      3,792,913 shares issued and outstanding at December 31, 2002
      and March 31, 2003, respectively .............................................     93,807         94,267

Stockholders' equity:
   Common Stock, par value $.01; 20,000,000 shares
      authorized; 10,652,412 shares issued and outstanding
      at December 31, 2002 and March 31, 2003 ......................................        107            107
   Additional paid-in capital ......................................................     58,868         58,868
   Retained earnings (accumulated deficit) .........................................    (52,674)       (45,769)
   Accumulated other comprehensive income ..........................................         74            109
                                                                                      ---------      ---------
         Total stockholders' equity ................................................      6,375         13,315
                                                                                      ---------      ---------

         Total liabilities and stockholders' equity ................................  $ 140,124      $ 156,060
                                                                                      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          For the three months
                                             ended March 31,
                                          --------------------
                                             2002      2003
                                           -------   -------
Revenues ...............................   $29,698   $36,694
                                           -------   -------
Costs and expenses:
     Instruction and educational support     9,641    12,831
     Selling and promotion .............     3,733     4,889
     General and administration ........     4,506     4,877
                                           -------   -------
                                            17,880    22,597
                                           -------   -------
            Income from operations .....    11,818    14,097
 Investment and other income ...........       363       574
                                           -------   -------
            Income before income taxes .    12,181    14,671
Provision for income taxes .............     4,751     5,799
                                           -------   -------
           Net income ..................     7,430     8,872
Preferred stock dividends and accretion      2,016     1,275
                                           -------   -------
           Net income available to
           common stockholders .........   $ 5,414   $ 7,597
                                           =======   =======
Basic net income per share .............   $  0.65   $  0.71
                                           =======   =======
Diluted net income per share ...........   $  0.52   $  0.61
                                           =======   =======

                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)

                                          For the three months
                                             ended March 31,
                                          --------------------
                                             2002      2003
                                           -------   -------
Net income..............................    $7,430    $8,872
Other comprehensive income:
      Unrealized gain on investment,
      net of taxes......................        --       109
                                           -------   -------
Comprehensive income....................    $7,430    $8,981
                                           =======   =======



The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)


                                                                  For the three months
                                                                    ended March 31,
                                                                  --------------------
                                                                    2002        2003
                                                                  --------    --------
Cash flow from operating activities:
  Net income ..................................................   $  7,430    $  8,872
  Adjustments to reconcile net income to net cash
       provided by operating activities:
       Amortization of deferred rent ..........................       --            63
       Depreciation and amortization ..........................        790       1,012
       Provision for student loan losses ......................         50          46
       Deferred income taxes ..................................         14         (36)
  Changes in assets and liabilities:
       Tuition receivable, net ................................     (2,203)     (4,079)
       Other current assets ...................................       (560)       (548)
       Other assets ...........................................        (12)         (1)
       Accounts payable .......................................       (472)        554
       Accrued expenses .......................................        692        (671)
       Income taxes payable ...................................      3,310       3,794
       Unearned tuition .......................................      2,953       4,773
  Student loans originated ....................................     (2,290)     (2,459)
  Collections on student loans receivable .....................      1,714       2,074
                                                                  --------    --------
           Net cash provided by operating activities ..........     11,416      13,394
                                                                  --------    --------
Cash flows from investing activities:
   Purchases of property and equipment ........................    (12,785)       (692)
   Purchases of marketable securities .........................       --        (6,000)
                                                                  --------    --------
           Net cash used in investing activities ..............    (12,785)     (6,692)
                                                                  --------    --------
Cash flows from financing activities:
   Common dividends paid ......................................       (543)       (692)
   Preferred dividends paid ...................................     (1,312)       (815)
   Issuance cost of preferred stock ...........................        (28)       --
                                                                  --------    --------
           Net cash used in financing activities ..............     (1,883)     (1,507)
                                                                  --------    --------
           Net increase (decrease) in cash and cash equivalents     (3,252)      5,195
Cash and cash equivalents - beginning of period ...............     58,705      49,135
                                                                  --------    --------
Cash and cash equivalents - end of period .....................   $ 55,453    $ 54,330
                                                                  ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF MARCH 31, 2002 AND 2003 IS UNAUDITED.

1.   BASIS OF PRESENTATION

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University) and Education Loan Processing, Inc. (ELP), collectively referred to herein as the "Company" or "Companies."

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of March 31, 2003, and for the three months ended March 31, 2002 and 2003 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

2.   NATURE OF OPERATIONS

The Company, a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its twenty-two campuses in the District of Columbia, Maryland, Virginia, North Carolina and Tennessee. ELP provides student loans for the University's students. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as non-current consistent with industry practice.

3.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                                  For the three months
                                                                     ended March 31,
                                                                  --------------------
                                                                     (in thousands)
                                                                    2002        2003
                                                                  --------    --------
Weighted average shares outstanding
     used to compute basic net income per share...................   8,352      10,652
Incremental shares issuable upon the
     assumed conversion of preferred stock........................   5,897       3,793
Incremental shares issuable upon the
     assumed exercise of stock options............................     132         194
                                                                  --------    --------
Shares used to compute diluted net income per share...............  14,381      14,639
                                                                  ========    ========

For additional information regarding total potential share issuance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Set forth below is a reconciliation of net income used to compute net income per share:

                                                                  For the three months
                                                                     ended March 31,
                                                                  --------------------
                                                                     (in thousands)
                                                                    2002        2003
                                                                  --------    --------
Net income available to common stockholders
  used to compute basic earnings per
  share...................................                         $ 5,414     $ 7,597
Plus: Impact of assumed preferred stock conversion:
         Preferred stock dividends and accretion..................   2,016       1,275
                                                                  --------    --------
Net income used to compute diluted net income per share........... $ 7,430     $ 8,872
                                                                  ========    ========

4.   CREDIT FACILITIES

The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of 0.75% above the London Interbank Offered Rate. There is no outstanding balance and no fees payable on either facility as of March 31, 2003.

5.   STOCKHOLDERS' EQUITY

     Common Stock

     A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2002 and March 31, 2003, the Company had 10,652,412 shares of common stock issued and outstanding. For the three months ended March 31, 2003, the Company declared a quarterly cash dividend of $0.065 per common share. The dividend was payable on April 22, 2003 to common stockholders of record on April 8, 2003.

     Preferred Stock / Series A Convertible Redeemable Preferred Stock

     A total of 8 million shares of Preferred Stock, par value $0.01, have been authorized. Of these preferred shares, 6,000,000 have been designated as Series A Convertible Redeemable Preferred Stock, including shares reserved for accrue in-kind dividends on the Series A Convertible Redeemable Preferred Stock. The following table reflects all Preferred Stock activity from December 31, 2002 to March 31, 2003:

                                                     Series A Convertible
                                                     Redeemable Preferred
                                                            Stock
                                                     --------------------
                                                        (in thousands)
     Balance, December 31, 2002.....................      $ 93,807
     Dividends - accrue in-kind shares..............           911
     Accretion of carrying value....................          (451)
                                                         ---------
     Balance, March 31, 2003........................      $ 94,267
                                                         =========

     On January 1, 2003 the Company recorded 34,456 shares of Series A Convertible Redeemable Preferred Stock as accrued in-kind dividends and paid a quarterly cash dividend of $0.8 million. On April 1, 2003 the Company recorded 35,059 shares of Series A Convertible Redeemable Preferred Stock as accrued in-kind dividends and paid a quarterly cash dividend of $0.8 million.

     From the original issuance date until May 15, 2006, dividends accrue on the Series A Convertible Redeemable Preferred Stock at an annual rate of 7%, with 3.5% payable in cash and the remaining 3.5% accrues in additional shares of Series A Convertible Redeemable Preferred Stock. After May 15, 2006, dividends accrue at an annual rate of 3.0%, all of which is payable in cash. The Series A Convertible Redeemable Preferred Stock dividends and accretion are recorded based on an effective yield of 5.43% applied to the carrying value of the Series A Convertible Redeemable Preferred Stock. This stock is currently convertible into common shares at a price of $26.00 per share on a one-for-one basis. To the extent the Company's common stock trades above $52.00 per share for 20 consecutive trading days at any time after May 15, 2004, the Company may cause conversion of the Series A Convertible Redeemable Preferred Stock. For a more detailed description of the terms of the Series A Convertible Redeemable Preferred Stock, see Note 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     Stock Options

     In July 1996, the Company's stockholders approved 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan. This Plan was amended by the stockholders at the May 2001 Annual Stockholder's Meeting to increase the shares authorized for issuance thereunder by 1,000,000 (as amended, the "Plan") to 2,500,000. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options to employees and directors of the Company. Options may be granted to eligible employees or directors of the Company at the discretion of the Board of Directors, at option prices based at or above the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors. The maximum term of the options was 5 years before the amendment and 7 years after the amendment.

     The table below sets forth the stock option activity for the three months ended March 31, 2003:

                                                               Weighted-Average
                                            Number of shares    Exercise Price
                                            -----------------  ----------------

     Balance, December 31, 2002...........        970,000            $ 36.43
     Grants...............................        235,000            $ 53.61
     Exercises............................             --                 --
     Forfeitures..........................             --                 --
                                               -----------        -----------
     Balance, March 31, 2003..............      1,205,000            $ 40.31
                                               ===========        ===========

    Of the 1,205,000 total stock options that have been issued and are outstanding, 293,330 are exercisable as of March 31, 2003. A total of 344,405 shares remain authorized but unissued under the Plan. As of March 31, 2003, the weighted average contractual life of outstanding stock options is 5.1 years.

    The Company uses the intrinsic-value-based method of accounting for its stock options plan. Under this method, compensation expense is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Had compensation expense been determined based on the fair value of the options at grant dates computed by the Black-Scholes methodology, the pro forma amounts would be as follows:

                                                   For the three months ended
                                                           March 31,
                                                   --------------------------
                                                         2002     2003
                                                        ------   ------
In thousands (except per share)
Net income ..........................................   $7,430   $8,872
Stock-based compensation expense, net of tax ........      553    1,009
                                                        ------   ------
Pro forma net income ................................   $6,877   $7,863
                                                        ======   ======
Net income available to common stockholders .........   $5,414   $7,597
Stock-based compensation expense, net of tax ........      553    1,009
                                                        ------   ------
Pro forma net income available to common stockholders   $4,861   $6,588
                                                        ======   ======
Net income per share:
     As reported:
          Basic .....................................   $ 0.65   $ 0.71
          Diluted ...................................   $ 0.52   $ 0.61
     Pro forma:
          Basic .....................................   $ 0.58   $ 0.62
          Diluted ...................................   $ 0.48   $ 0.54

The table below sets forth the assumptions used to estimate fair value as of the date of grant using the Black-Scholes option pricing model:

                                                                   2001       2002        2003
                                                                   ----       ----        ----
Dividend yield...................................................  0.7%       0.5%        0.5%
Risk-free interest rates.........................................  4.8%       4.8%        3.0%
Volatility.......................................................  47%        43%         43%
Expected option term (years).....................................  5.3        5.9         5.2
Weighted average fair value of options granted during the year... $16.68     $23.65      $21.77

6.   INVESTMENTS IN MARKETABLE SECURITIES

In the second quarter of 2002, as part of its cash management activities, the Company began investing in a diversified, no load, short-term, investment grade corporate bond fund. These marketable securities are considered "available for sale," and as such, are stated at fair value. The net unrealized gains and losses (net of taxes) are reported as a component of accumulated comprehensive income (loss) in stockholders' equity.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and related asset retirement costs. The adoption of SFAS 143 on January 1, 2003 did not have a material impact on the consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring. Under EITF 94-3, a liability for an exit activity was recognized at the date of an entity's commitment to an exit plan. SFAS 146 required that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS 146 on January 1, 2003 did not have a material impact on the consolidated financial statements.

In November 2002, the FASB approved FASB Interpretation No. 45 ("FIN 45") Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirement for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 is effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 as of

December 31, 2002 did not have a material impact on the consolidated financial statements.

8.  LEASE AGREEMENTS

During the first quarter of 2003, the Company did not execute any new lease agreements.

9.  LONG-TERM LIABILITY

In conjunction with the opening of new campuses in Chesapeake, Virginia, and Newport News, Virginia during 2001 and in Charlotte, North Carolina (two campuses), Cary, North Carolina, and corporate offices in Arlington, Virginia during 2002, the Company was reimbursed by the lessors for improvements made to the leased properties in the amount of $763,000 and $1,313,000 in 2001 and 2002, respectively. There were no such reimbursements during three months ended March 31, 2003. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 ("Reform Act"). These statements are based on the Company's current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as state and regional regulatory requirements, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company's annual report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward looking statements.

ADDITIONAL INFORMATION

We maintain a website at http://www.strayereducation.com. The information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q and our web address is included as an inactive textual reference only. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     Enrollment. Enrollment at Strayer University for the 2003 winter term, which began January 6, 2003 and ended March 24, 2003, increased 18% to 16,558 students compared to 14,067 for the same term in 2002. Across the Strayer University campus network, new student enrollments increased 14% and continuing student enrollments increased 19%. Strayer University Online enrollments increased 80% to 5,810 students from 3,222. The total number of students taking courses online (including students at brick and mortar campuses taking at least one online course) in the winter 2003 quarter was 7,356.

                               STUDENT ENROLLMENT

                                                    Winter   Winter      %
                                                     2002     2003    Change
                                                    ------   ------   ------

New Campuses  (7 in operation 3 or less years)
     Campus Based Students ......................      605    1,272     110%
     Online Based Students ......................      375    1,167     211%
                                                    ------   ------
          Total New Campus Students .............      980    2,439     149%
                                                    ------   ------

Mature Campuses (13 in operation 4 or more years)
     Campus Based Students ......................   10,240    9,476     - 7
     Online Based Students ......................    2,178    3,552      63%
                                                    ------   ------
          Total Mature Campus Students ..........   12,418   13,028       5%
                                                    ------   ------

Out-of-Area Online Students .....................      669    1,091      63%
                                                    ------   ------

Total University Enrollment .....................   14,067   16,558      18%
                                                    ======   ======

Total Students Taking 100% Courses Online .......    3,222    5,810      80%

Total Students Taking At Least 1 Course Online ..    4,260    7,356      73%

      Revenues. Revenue increased 24% from $29.7 million in the first quarter of 2002 to $36.7 million in the first quarter of 2003, principally due to an 18% increase in student enrollments and a 5% tuition increase effective for 2003.

      Instruction and educational support expenses. Instruction and educational support expenses increased $3.2 million, or 33%, from $9.6 million in the first quarter of 2002 to $12.8 million in the first quarter of 2003. This increase was principally due to the direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, campus facility costs and financial aid processing costs. These costs as a percentage of revenues increased to 35.0% in the first quarter of 2003 from 32.5% in the first quarter of 2002 primarily due to the addition of three new campuses which generally operate at a loss or at lower profitability in the first year of operation.

     Selling and promotion expenses. Selling and promotion expenses increased $1.2 million, or 31%, from $3.7 million in the first quarter of 2002 to $4.9 million in the first quarter of 2003. This increase was principally due to marketing expenses associated with opening two new campuses in Tennessee for spring term 2003 as well as ongoing marketing expenses for the three new campuses opened in North Carolina for the summer term in 2002. The addition of admissions representatives at these new campuses and at Strayer University Online also contributed to the increase. These expenses as a percentage of revenues increased to 13.3% in the first quarter of 2003 from 12.6% as a result of the aforementioned factors.

      General and administration expenses. General and administration expenses increased $0.4 million, or 8%, from $4.5 million in the first quarter of 2002 to $4.9 million in the first quarter of 2003. This increase was principally due to increased employee compensation and related expenses as well as the addition of three new campuses in North Carolina. General and administrative expenses as a percentage of revenues decreased to 13.3% in the first quarter of 2003 from 15.2% in the first quarter of 2002 primarily due to greater revenues being spread over the fixed costs of various centralized functions.

      Income from operations. Operating income increased $2.3 million, or 19%, from $11.8 million in the first quarter of 2002 to $14.1 million in the first quarter of 2003. The increase was due to the aforementioned factors.

      Investment and other income. Investment and other income increased $0.2 million, or 58%, from $0.4 million in the first quarter of 2002 to $0.6 million in the first quarter of 2003. The increase was principally due to investments in marketable securities beginning in the second quarter of 2002 which had a higher yield than money market funds and bank overnight deposits. The Company also had, on average, a higher cash balance.

      Net income. Net income was $8.9 million in the first quarter of 2003 compared to $7.4 million for the same period in 2002, an increase of $1.5 million, or 19%, because of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had cash, cash equivalents and marketable securities of $78.5 million compared to $67.3 million at December 31, 2002 and $55.4 million at March 31, 2002. Beginning in the second quarter of 2002, we began investing in a diversified no load, short-term, investment grade corporate bond fund in an effort to generate a somewhat higher yield on our short-term, liquid assets than our holdings in bank overnight deposits and money market funds, but taking only limited credit and interest rate risk. As of March 31, 2003, we had invested a total of $24.2 million in this fund. At March 31, 2003, the 475 issues in this fund had an average credit rating of Aa3, an average maturity of 2.5 years and an average duration of 2.0 years, as well as an average yield of 3.73%. We had no debt as of March 31, 2003 or December 31, 2002. For the three months ended March 31, 2003, we generated $13.4 million from operating activities compared to $11.4 million for the same period in 2002. Capital expenditures were $0.7 million for the three months ended March 31, 2003 compared to $12.8 million for the same period in 2002, $12.0 million of which was for the purchase of three existing campus facilities.

In the first quarter 2003, we also paid $1.5 million in dividends, $0.8 million to our preferred stockholders and $0.7 million to our common stockholders.

For the first quarter 2003, bad debt expense as a percentage of revenue was 1.6% compared to 1.5% for the same period in 2002. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was seven days at the end of the first quarter 2003, compared to six days for the same period in 2002.

Currently, the Company invests its cash in bank overnight deposits, money market funds and a short-term corporate bond fund. In addition, the Company has available two $10 million credit facilities from two banks. The Company believes that existing cash, cash equivalents, and marketable securities, cash generated from operating activities, and if necessary, cash borrowed under the credit facilities, will be sufficient to meet the Company's requirements for at least the next 12 months.

The table below sets forth our contractual commitments associated with operating leases and preferred stock cash dividends as of March 31, 2003. Although they have historically been paid by the Company, common stock dividend payments are not a contractual commitment and, therefore, have been excluded from this table.

                                                         Payments Due By Period (In Thousands)
                                         -------------------------------------------------------------------
                                           Within 1 Year      2-3 Years       4-5 Years      After 5 Years
                                           -------------      ---------       ---------      -------------
   Operating Leases                             $5,231          $8,626          $5,966          $ 13,815
   Preferred Stock Cash Dividends                3,257           6,514           6,627            11,382
                                             ----------       ---------       ---------        ----------
      Total                                     $8,488         $15,140         $12,593          $ 25,197
                                             ==========       =========       =========        ==========

CAMPUSES

Due to earlier than expected favorable action by the Tennessee Higher Education Commission, the Company announced its intention to accelerate the opening of campuses in both the Memphis and Nashville markets to the spring 2003 term. These campus facilities are now up and running. The Company also intends to open a second campus in the Raleigh-Durham, North Carolina area for the summer term 2003. In addition, the Company received approval from the Pennsylvania State Department of Education to open two campuses in the city of Philadelphia. Due to this earlier than expected action, the Company intends to accelerate its opening of two campuses in the city of Philadelphia to fall term 2003 from summer term 2004.

PROGRAMS

The Company applied for approval from the Middle States Commission on Higher Education to offer three new master's degree programs: Master of Education, Master of Public Administration and Master of Health Services Administration. The Master of Education degree is designed for both teachers and administrators. Strayer's Master of

Public Administration program would apply competencies gained from the University's business programs to the public sector. The Master of Health Services Administration degree would prepare graduates with the business knowledge and skills necessary to assume managerial positions in health services organizations. Pending receipt of specific state approvals, the Company intends to offer all three programs by early 2004.

TOTAL POTENTIAL SHARE ISSUANCE

Shares used to compute diluted earnings per share include common shares issued and outstanding, the assumed conversion of Series A Convertible Redeemable Preferred Stock outstanding, and the assumed exercise of issued stock options using the Treasury Stock Method. Our total current and potential common shares outstanding are as follows:

      Current
      Common shares issued and outstanding at 3/31/03.....................  10,652,412
      Series A Convertible Redeemable Preferred Stock, convertible on a
          1:1 basis (outstanding or recorded) at 3/31/03..................   3,792,913
      Issued stock options using Treasury Stock Method....................     193,243
                                                                           -----------
            Total current.................................................  14,638,568
                                                                           -----------

      Potential
      Accrual of required PIK dividends on Series A Convertible
          Redeemable Preferred Stock through May 2006.....................     529,044 (a)
      Total issued stock options, less options accounted for using
          the Treasury Stock Method above.................................   1,011,757
      Authorized but unissued options                                          344,405
                                                                           -----------
            Total potential...............................................   1,885,206
                                                                           -----------
            Total current and potential common shares.....................  16,523,774
                                                                           ===========

      ------------------------
      (a) This number may be smaller as it does not reflect that the Company has the right to force conversion of all remaining Series A preferred shares into common shares after May 15, 2004 if the Company's common stock price trades above $52.00 per share for twenty consecutive trading days.


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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term corporate bond funds may be adversely affected in the future should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2003, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.


                         ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the Registrant's disclosure controls and procedures within the 90 days prior to the date of filing of this Quarterly Report on Form 10-Q. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchanges Act is accumulated and communicated to the Registrant's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant change in our internal accounting controls or in other factors that could significantly affect those controls.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits:

        Exhibit 99.01:
        Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K:

        On January 6, 2003, the Registrant filed a Current Report on Form 8-K announcing its approval to offer academic programs in Tennessee.

        On March 14, 2003, the Registrant filed a Current Report on Form 8-K announcing that it had declared its regular quarterly common stock dividend for the first quarter in the amount of $0.065 per share payable on April 22, 2003 to all holders of record on April 8, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.


                             STRAYER EDUCATION, INC.


                            By: /s/ Mark C. Brown
                               -----------------------
                                  Mark C. Brown
                Senior Vice President and Chief Financial Officer

                               Date: May 12, 2003

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

Date:   May 12, 2003
                                              /s/ Robert S. Silberman
                                              -----------------------------
                                              Robert S. Silberman
                                              President and Chief Executive
                                              Officer

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


Date:   May 12, 2003
                                              /s/  Mark C. Brown
                                              -----------------------------
                                              Mark C. Brown
                                              Senior Vice President and
                                              Chief Financial Officer

-------------------------------------------------------------------------------

                                 EXHIBIT INDEX


  EXHIBIT             DESCRIPTION
-----------      ------------------------
99.01            Certifications Pursuant to Section 906 of the Sarbanes-Oxley
                 Act of 2002





-------------------------------------------------------------------------------

                                                                   Exhibit 99.01

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

                                              /s/  Robert S. Silberman
                                              -----------------------------
                                              Robert S. Silberman
                                              President and Chief Executive
                                              Officer
                                              Date: May 12, 2003


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


                                              /s/  Mark C. Brown
                                              -----------------------------
                                              Mark C. Brown
                                              Senior Vice President and
                                              Chief Financial Officer
                                              Date: May 12, 2003