Form 10-Q
period 2003-06-30
STRAYER EDUCATION INC
filed 2003-08-04
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 2003
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


AS OF JUNE 30, 2003, THERE WERE OUTSTANDING 10,715,098 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q


PART I-- FINANCIAL INFORMATION

  Item 1. Financial Statements
               Unaudited Condensed Consolidated Balance Sheets at
               December 31, 2002 and June 30, 2003 ..................................    3

               Unaudited Condensed Consolidated Statements of Income
               for the three and six month periods ended June 30, 2002 and 2003 .....    4

               Unaudited Condensed Consolidated Statements of Comprehensive Income
               for the three and six month periods ended June 30, 2002 and 2003 .....    4

               Unaudited Condensed Consolidated Statements of Cash Flows
               for the six month periods ended June 30, 2002 and 2003 ...............    5

               Notes to Unaudited Condensed Consolidated Financial Statements .......    6

  Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ........................   11

  Item 3. Quantitative and Qualitative
               Disclosures About Market Risk ........................................   16

  Item 4. Controls and Procedures ...................................................   17

PART II-- OTHER INFORMATION

  Items 1-6, Exhibits and Reports on Form 8-K .......................................   18

SIGNATURES ..........................................................................   20

                             STRAYER EDUCATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)




                                                                                    December 31,
                                                                                        2002       June 30, 2003
                                                                                    ------------   -------------
                                   ASSETS                                                           (Unaudited)
 Current assets:
    Cash and cash equivalents ..................................................     $  49,135        $  57,415
    Marketable securities available for sale, at fair value ....................        18,121           26,401
    Tuition receivable, net of allowances for doubtful accounts ................        25,759           25,696
    Other current assets .......................................................           773              961
                                                                                     ---------        ---------
        Total current assets ...................................................        93,788          110,473
 Student loans receivable, net of allowances for losses ........................         9,453            9,503
 Property and equipment, net ...................................................        36,571           36,820
 Other assets ..................................................................           312              312
                                                                                     ---------        ---------
        Total assets ...........................................................     $ 140,124        $ 157,108
                                                                                     =========        =========

                       LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:
    Accounts payable ...........................................................     $   3,534        $   3,814
    Accrued expenses ...........................................................         1,181              920
    Income taxes payable .......................................................         1,812            1,689
    Dividends payable ..........................................................         1,507            1,511
    Unearned tuition ...........................................................        29,853           28,922
                                                                                     ---------        ---------
         Total current liabilities .............................................        37,887           36,856
 Deferred income taxes .........................................................            70               65
 Long-term liabilities .........................................................         1,985            2,086
                                                                                     ---------        ---------
         Total liabilities .....................................................        39,942           39,007
                                                                                     ---------        ---------

 Commitments and contingencies
 Mandatorily redeemable convertible Series A preferred stock, par value $.01;
       6,000,000 shares authorized; 3,758,456 and 3,827,972 shares issued and
       outstanding at December 31, 2002 and June 30, 2003, respectively ........        93,807           94,733

 Stockholders' equity:
    Common stock, par value $.01; 20,000,000 shares
       authorized; 10,652,412 and 10,715,098 shares issued and outstanding
       at December 31, 2002 and June 30, 2003, respectively ....................           107              107
    Additional paid-in capital .................................................        58,868           61,924
    Retained earnings (accumulated deficit) ....................................       (52,674)         (38,905)
    Accumulated other comprehensive income                                                  74              242
                                                                                     ---------        ---------
          Total stockholders' equity ...........................................         6,375           23,368
                                                                                     ---------        ---------
          Total liabilities and stockholders' equity ...........................     $ 140,124        $ 157,108
                                                                                     =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                For the three months       For the six months
                                                    ended June 30,           ended June 30,
                                                ---------------------    ---------------------
                                                  2002         2003        2002         2003
                                                --------     --------    --------     --------
Revenues ................................       $29,823      $36,965      $59,521     $73,659
                                                -------      -------      -------     -------
Costs and expenses:
     Instruction and educational support         10,356       13,261       19,998      26,092
     Selling and promotion ..............         3,760        4,947        7,493       9,836
     General and administration .........         3,997        4,724        8,503       9,601
                                                -------      -------      -------     -------
                                                 18,113       22,932       35,994      45,529
                                                -------      -------      -------     -------
           Income from operations .......        11,710       14,033       23,527      28,130
 Investment and other income ............           395          587          758       1,162
                                                -------      -------      -------     -------
           Income before income taxes ...        12,105       14,620       24,285      29,292
Provision for income taxes ..............         4,721        5,779        9,472      11,579
                                                -------      -------      -------     -------
           Net income ...................         7,384        8,841       14,813      17,713
Preferred stock dividends and accretion .         2,025        1,281        4,041       2,555
                                                -------      -------      -------     -------
           Net income available to common
           stockholders .................       $ 5,359      $ 7,560      $10,772     $15,158
                                                =======      =======      =======     =======
Basic net income per share ..............       $  0.64      $  0.71      $  1.29     $  1.42
                                                =======      =======      =======     =======
Diluted net income per share ............       $  0.51      $  0.60      $  1.03     $  1.20
                                                =======      =======      =======     =======



                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)


                                                For the three months       For the six months
                                                    ended June 30,           ended June 30,
                                                ---------------------    ---------------------
                                                  2002         2003        2002         2003
                                                --------     --------    --------     --------
Net income .................................    $  7,384     $  8,841    $ 14,813     $ 17,713
Other comprehensive income:
      Unrealized gain (loss) on investments,
      net of taxes .........................         (28)         133         (28)         242
                                                --------     --------    --------     --------
Comprehensive income .......................    $  7,356     $  8,974    $ 14,785     $ 17,955
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

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)


                                                                              For the six months
                                                                                ended June 30,
                                                                           ----------------------
                                                                             2002          2003
                                                                           --------      --------
Cash flow from operating activities:
  Net income ...........................................................   $ 14,813      $ 17,713
  Adjustments to reconcile net income to net cash
       provided by operating activities:
       Amortization of deferred rent ...................................        (84)          101
       Depreciation and amortization ...................................      1,712         2,136
       Provision for student loan losses ...............................         81            72
       Deferred income taxes ...........................................        (34)          (81)
  Changes in assets and liabilities:
       Tuition receivable, net .........................................      1,504            63
       Other current assets ............................................       (953)         (224)
       Other assets ....................................................         29          --
       Accounts payable ................................................       (242)          280
       Accrued expenses ................................................        298          (261)
       Income taxes payable ............................................     (1,229)          822
       Unearned tuition ................................................     (2,000)         (931)
  Student loans originated .............................................     (4,027)       (4,288)
  Collections on student loans receivable ..............................      3,752         4,166
                                                                           --------      --------
           Net cash provided by operating activities ...................     13,620        19,568
                                                                           --------      --------
Cash flows from investing activities:
   Purchases of property and equipment .................................    (14,631)       (2,385)
   Purchases of marketable securities ..................................     (6,000)       (8,000)
                                                                           --------      --------
           Net cash used in investing activities .......................    (20,631)      (10,385)
                                                                           --------      --------
Cash flows from financing activities:
   Deferred lease incentives ...........................................        250          --
   Common dividends paid ...............................................     (1,086)       (1,384)
   Preferred dividends paid ............................................     (2,624)       (1,630)
   Proceeds from exercise of stock options .............................       --           2,111
   Issuance cost of preferred stock ....................................        (29)         --
                                                                           --------      --------
           Net cash used in financing activities .......................     (3,489)         (903)
                                                                           --------      --------
           Net increase (decrease) in cash and cash equivalents ........    (10,500)        8,280
Cash and cash equivalents - beginning of period ........................     58,705        49,135
                                                                           --------      --------
Cash and cash equivalents - end of period ..............................   $ 48,205      $ 57,415
                                                                           ========      ========












              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF JUNE 30, 2002 AND 2003 IS UNAUDITED.




1. BASIS OF PRESENTATION


The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University) and Education Loan Processing, Inc. (ELP), collectively referred to herein as the "Company" or "Companies."

The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 2003, and for the three and six months ended June 30, 2002 and 2003 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

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


2.   NATURE OF OPERATIONS

The Company, a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its twenty-five campuses in Maryland, North Carolina, Pennsylvania, Tennessee, Virginia and Washington, D.C. ELP provides student loans for the University's students. For purposes of the consolidated balance sheets, all of ELP's assets and liabilities have been classified as current assets and liabilities with the exception of student loans receivable, which have been classified as non-current consistent with industry practice.


3.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                         For the three months   For the six months
                                                              ended June 30,       ended June 30,
                                                         --------------------   -------------------
                                                            (in thousands)        (in thousands)
                                                          2002         2003      2002         2003
                                                         ------       ------    ------       ------
Weighted average shares outstanding
     used to compute basic net income per share ......    8,352       10,666     8,352       10,659
Incremental shares issuable upon the
     assumed conversion of preferred stock ...........    5,950        3,828     5,924        3,811
Incremental shares issuable upon the
     assumed exercise of stock options ...............      213          285       172          239
                                                         ------       ------    ------       ------
Shares used to compute diluted net income per share ..   14,515       14,779    14,448       14,709
                                                         ======       ======    ======       ======


For additional information regarding total potential share issuance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Set forth below is a reconciliation of net income used to compute net income per share:

                                                        For the three months    For the six months
                                                             ended June 30,        ended June 30,
                                                        --------------------    -------------------
                                                           (in thousands)         (in thousands)
                                                         2002         2003       2002         2003
                                                        ------       ------     ------       ------
Net income available to common stockholders used
  to compute basic earnings per share ................  $ 5,359      $ 7,560    $10,772      $15,158
Plus: Impact of assumed preferred stock
conversion:
     Preferred stock dividends and accretion .........    2,025        1,281      4,041        2,555
                                                        -------      -------    -------      -------
Net income used to compute diluted net income
   per share .........................................  $ 7,384      $ 8,841    $14,813      $17,713
                                                        =======      =======    =======      =======

4.   CREDIT FACILITIES


The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of 0.75% above the London Interbank Offered Rate. There is no outstanding balance and no fees payable on either facility as of June 30, 2003.


5.   STOCKHOLDERS' EQUITY

     Common Stock

     A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2002 and June 30, 2003, the Company had 10,652,412 and 10,715,098 shares of common stock issued and outstanding, respectively. For the three months ended June 30, 2003, the Company declared a quarterly cash dividend of $0.065 per common share. The dividend was payable on July 23, 2003 to common stockholders of record on July 9, 2003.

     Preferred Stock / Series A Convertible Redeemable Preferred Stock

     A total of 8 million shares of Preferred Stock, par value $0.01, have been authorized. Of these preferred shares, 6,000,000 have been designated as Series A Convertible Redeemable Preferred Stock, including shares reserved for accrue in-kind dividends on the Series A Convertible Redeemable Preferred Stock. The following table reflects all Preferred Stock activity from December 31, 2002 to June 30, 2003:

                                                            Series A Convertible
                                                            Redeemable Preferred
                                                                    Stock
                                                           ---------------------
                                                               (in thousands)
     Balance, December 31, 2002.........................           $93,807
     Dividends - accrue in-kind shares..................               911
     Accretion of carrying value........................              (451)
                                                                   -------
     Balance, March 31, 2003............................           $94,267
     Dividends - accrue in-kind shares..................               927
     Accretion of carrying value........................              (461)
                                                                   -------
     Balance, June 30, 2003.............................           $94,733
                                                                   =======


     On January 1, 2003, the Company recorded 34,456 shares of Series A Convertible Redeemable Preferred Stock as accrued in-kind dividends and paid a quarterly cash dividend of $0.8 million. On April 1, 2003 the Company recorded 35,059 shares of Series A Convertible Redeemable Preferred Stock as accrued in-kind dividends and paid a quarterly cash dividend of $0.8 million.

     From the original issuance date until May 15, 2006, dividends accrue on the Series A Convertible Redeemable Preferred Stock at an annual rate of 7%, with 3.5% payable in cash and the remaining 3.5% accruing in additional shares of Series A Convertible Redeemable Preferred Stock. After May 15, 2006, dividends accrue at an annual rate of 3.0%, all of which are payable in cash. The Series A Convertible Redeemable Preferred Stock dividends and accretion are recorded based on an effective yield of 5.43% applied to the carrying value of the Series A Convertible Redeemable Preferred Stock. This stock is currently convertible into common shares at a price of $26.00 per share on a one-for-one basis. To the extent the Company's common stock trades above $52.00 per share for 20 consecutive trading days at any time after May 15, 2004, the Company may cause conversion of the Series A Convertible Redeemable Preferred Stock. For a more detailed description of the terms of the Series A Convertible Redeemable Preferred Stock, see Note 6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


     Stock Options

     In July 1996, the Company's stockholders approved 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan. This Plan was amended by the stockholders at the May 2001 Annual Stockholder's Meeting to increase the shares authorized for issuance thereunder by 1,000,000 (as amended, the "Plan") to 2,500,000. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options to employees and directors of the Company. Options may be granted to eligible employees or directors of the Company at the discretion of the Board of Directors, at option prices based at or above the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors. The maximum term of options granted under the Plan is 10 years.

     The table below sets forth the stock option activity for the six months ended June 30, 2003:


                                                                                 Weighted-Average
                                                             Number of shares     Exercise Price
                                                            ------------------   ----------------
     Balance, December 31, 2002.............................      970,000              $37.09
     Grants.................................................      245,000              $54.19
     Exercises..............................................      (62,686)             $71.85
     Forfeitures............................................           --                  --
                                                                ---------              ------
     Balance, June 30, 2003.................................    1,152,314              $40.91
                                                                =========              ======

     Of the 1,152,314 total stock options that have been issued and are outstanding, 498,976 are exercisable as of June 30, 2003. A total of 334,405 shares remain authorized but unissued under the Plan. As of June 30, 2003, the weighted average contractual life of outstanding stock options is 4.9 years.

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


                                                          For the three months    For the six months
                                                              ended June 30,         ended June 30,
                                                          --------------------    ------------------
                                                             2002       2003        2002       2003
                                                           -------    -------     -------    -------
     In thousands (except per share)

     Net income ........................................   $ 7,384    $ 8,841     $14,813    $17,713
     Stock-based compensation expense, net of tax ......       623      1,126       1,219      2,134
                                                           -------    -------     -------    -------
     Pro forma net income ..............................   $ 6,761    $ 7,715     $13,594    $15,579
                                                           =======    =======     =======    =======


     Net income available to common stockholders .......   $ 5,359    $ 7,560     $10,772    $15,158
     Stock-based compensation expense, net of tax ......       623      1,126       1,219      2,134
                                                           -------    -------     -------    -------
     Pro forma net income available to common
     stockholders ......................................   $ 4,736    $ 6,434     $ 9,553    $13,024
                                                           =======    =======     =======    =======


     Net income per share:
          As reported:
               Basic....................................     $0.64      $0.71       $1.29      $1.42
               Diluted..................................     $0.51      $0.60       $1.03      $1.20
          Pro forma:
               Basic....................................     $0.57      $0.60       $1.14      $1.22
               Diluted..................................     $0.47      $0.52       $0.94      $1.06

     The table below sets forth the assumptions used to estimate fair value as of the date of grant using the Black-Scholes option pricing model:




                                                              2002    2003
                                                              ----    ----
     Dividend yield ......................................     0.5%    0.5%
     Risk-free interest rates ............................     4.8%    3.0%
     Volatility ..........................................     43%     40%
     Expected option term (years) ........................     5.9     5.2
     Weighted average fair value of options
           granted during the year .......................    $23.65  $21.88


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

8.  LEASE AGREEMENTS

During the second quarter of 2003, the Company executed lease agreements for two Pennsylvania campuses, one existing Maryland campus to be relocated and one regional office in North Carolina. The table below sets forth additional information regarding these leases:

                                                  Lease       Average
                                               Commencement    Annual
      Campus              Square Feet   Date      Term        Payment
-----------------------   -----------  ------- ------------  ---------

Bensalem, PA                 12,500    8/01/03    84 mos.     $265,000

Springfield, PA              13,100    8/01/03    84 mos.     $302,000

Charlotte, NC                 2,200    8/01/03    36 mos.     $ 45,000

Anne Arundel County, MD      18,000    2/01/04    156 mos.    $443,000


9.  LONG-TERM LIABILITY

In conjunction with the opening of new campuses in Chesapeake, Virginia, and Newport News, Virginia during 2001 and in Charlotte, North Carolina (two campuses), Cary, North Carolina, and corporate offices in Arlington, Virginia during 2002, the Company was reimbursed by the lessors for improvements made to the leased properties in the amount of $763,000 and $1,313,000 in 2001 and 2002, respectively. There were no such reimbursements during the three and six months ended June 30, 2003. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years.


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


THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     Enrollment. Enrollment at Strayer University for the 2003 spring term, which began March 31, 2003 and ended June 16, 2003, increased 17% to 16,772 students compared to 14,335 for the same term in 2002. Across the Strayer University campus network, new student enrollments increased 16% and continuing student enrollments increased 18%. Strayer University Online enrollments increased 69% to 6,372 students from 3,772. The total number of students taking courses online (including students at brick and mortar campuses taking at least one online course) in the spring 2003 quarter was 8,033.

                               STUDENT ENROLLMENT

                                                      Spring    Spring      %
                                                       2002      2003    Change
                                                      ------    ------   ------

New Campuses  (9 in operation 3 or less years)
     Campus Based Students                              938      1,395      49%
     Online Based Students                              505      1,400     177%
                                                     ------     ------
          Total New Campus Students                   1,443      2,795      94%
                                                     ------     ------

Mature Campuses (13 in operation 4 or more years)
     Campus Based Students                            9,625      9,005     - 6%
     Online Based Students                            2,563      3,767      47%
                                                     ------     ------
          Total Mature Campus Students               12,188     12,772       5%
                                                     ------     ------

Out-of-Area Online Students                             704      1,205      71%
                                                     ------     ------

Total University Enrollment                          14,335     16,772      17%
                                                     ======     ======

Total Students Taking 100% Courses Online             3,772      6,372      69%

Total Students Taking At Least 1 Course Online        4,970      8,033      62%

      Revenues. Revenue increased 24% from $29.8 million in the second quarter of 2002 to $37.0 million in the second quarter of 2003, principally due to a 17% increase in student enrollments and a 5% tuition increase effective for 2003.

      Instruction and educational support expenses. Instruction and educational support expenses increased $2.9 million, or 28%, from $10.4 million in the second quarter of 2002 to $13.3 million in the second quarter of 2003. This increase was principally due to the direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, campus facility costs and financial aid processing costs. These costs as a percentage of revenues increased to 35.9% in the second quarter of 2003 from 34.7% in the second quarter of 2002 primarily due to the addition of three new campuses which generally operate at a loss or at lower profitability in the first year of operation.

     Selling and promotion expenses. Selling and promotion expenses increased $1.1 million, or 32%, from $3.8 million in the second quarter of 2002 to $4.9 million in the second quarter of 2003. This increase was principally due to marketing expenses associated with opening three new campuses, two in Tennessee for spring term 2003 and one in North Carolina for summer term 2003, as well as ongoing marketing expenses for the three new campuses opened in North Carolina for the summer term in 2002. The addition of admissions representatives at these new campuses and at Strayer University Online also contributed to the increase. These expenses as a percentage of revenues increased to 13.4% in the second quarter of 2003 from 12.6% as a result of the aforementioned factors.

      General and administration expenses. General and administration expenses increased $0.7 million, or 18%, from $4.0 million in the second quarter of 2002 to $4.7 million in the second quarter of 2003. This increase was principally due to increased employee compensation and related expenses as well as the addition of three new campuses, two in Tennessee for the spring term 2003 and one in North Carolina for the summer term 2003. Ongoing general and administration expenses related to the three new campuses opened for the summer term 2002 in North Carolina also contributed to the increase. General and administrative expenses as a percentage of revenues decreased to 12.8% in the second quarter of 2003 from 13.4% in the second quarter of 2002 primarily due to greater revenues being spread over the fixed costs of various centralized functions.

      Income from operations. Operating income increased $2.3 million, or 20%, from $11.7 million in the second quarter of 2002 to $14.0 million in the second quarter of 2003. The increase was due to the aforementioned factors.

      Investment and other income. Investment and other income increased $0.2 million, or 49%, from $0.4 million in the second quarter of 2002 to $0.6 million in the second quarter of 2003. The increase was principally due to investments in marketable securities beginning in the second quarter of 2002 which had a higher yield than money market funds and bank overnight deposits. The Company also had, on average, a higher cash balance.

      Net income. Net income was $8.8 million in the second quarter of 2003 compared to $7.4 million for the same period in 2002, an increase of $1.4 million, or 20%, because of factors discussed above.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     Revenues. Revenue increased 24% from $59.5 million in the six months ended June 30, 2002 to $73.7 million in the six months ended June 30, 2003, principally due to an average 17% increase in student enrollments and a 5% tuition increase effective for 2003.

     Instruction and educational support expenses. Instruction and educational support expenses increased $6.1 million, or 31%, from $20.0 million in the six months ended June 30, 2002 to $26.1 million in the six months ended June 30, 2003. This increase was principally due to the direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, campus facility costs and financial aid processing costs. These costs as a percentage of revenues increased to 35.4% in the six months ended June 30, 2003 from 33.6% in the six months ended June 30, 2002 primarily due to the addition of new campuses which generally operate at a loss or at lower profitability in the first year of operation.

     Selling and promotion expenses. Selling and promotion expenses increased $2.3 million, or 31%, from $7.5 million in the six months ended June 30, 2002 to $9.8 million in the six months ended June 30, 2003. This increase was principally due to marketing expenses associated with opening three new campuses, two in Tennessee for spring term 2003 and one in North Carolina for summer term 2003, as well as ongoing marketing expenses for the three new campuses opened in North Carolina for the summer term in 2002. The addition of admissions representatives at these new campuses and at Strayer University Online also contributed to the increase. These expenses as a percentage of revenues increased to 13.4% in the six months ended June 30, 2003 from 12.6% in the six months ended June 30, 2002 as a result of the aforementioned factors.

     General and administration expenses. General and administration expenses increased $1.1 million, or 13%, from $8.5 million in the six months ended June 30, 2002 to $9.6 million in the six months ended June 30, 2003. This increase was principally due to increased employee compensation and related expenses as well as the addition of three new campuses in 2003 and the ongoing general and administration expenses related to the three new campuses opened for summer term 2002. General and administrative expenses as a percentage of revenues decreased to 13.0% for the six months ended June 30, 2003 from 14.3% in the six months ended June 30, 2002 primarily due to greater revenues being spread over the fixed costs of various centralized functions.

     Income from operations. Operating income increased $4.6 million, or 20%, from $23.5 million in the six months ended June 30, 2002 to $28.1 million in the six months ended June 30, 2003. The increase was due to the aforementioned factors.

     Investment and other income. Investment and other income increased $0.4 million, or 53%, from $0.8 million in the six months ended June 30, 2002 to $1.2 million in the six months ended June 30, 2003. The increase was principally due to investments in marketable securities beginning in the second quarter of 2002 which had a higher yield than money market funds and bank overnight deposits. The Company also had, on average, a higher cash balance.

     Net income. Net income was $17.7 million in the six months ended June 30, 2003 compared to $14.8 million for the same period in 2002, an increase of $2.9 million, or 20%, because of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had cash, cash equivalents and marketable securities of $83.8 million compared to $67.3 million at December 31, 2002 and $54.2 million at June 30, 2002. Beginning in the second quarter of 2002, we began investing in a diversified no load, short-term, investment grade corporate bond fund in an effort to generate a somewhat higher yield on our short-term, liquid assets than our holdings in bank overnight deposits and money market funds, but taking only limited credit and interest rate risk. As of June 30, 2003, we had a total of $26.4 million invested in this fund. At June 30, 2003, the 513 issues in this fund had an average credit rating of Aa3, an average maturity of 2.6 years and an average duration of 2.0 years, as well as an average yield of 2.99%. We had no debt as of June 30, 2003 or December 31, 2002. For the six months ended June 30, 2003, we generated $19.6 million net cash from operating activities compared to $13.6 million for the same period in 2002. Capital expenditures were $2.4 million for the six months ended June 30, 2003 compared to $14.6 million for the same period in 2002, $12.0 million of which was for the purchase of three existing campus facilities.

For the six months ended June 30, 2003, we paid $3.0 million in cash dividends, $1.6 million to our preferred stockholders and $1.4 million to our common stockholders.

For the second quarter 2003, bad debt expense as a percentage of revenue was 1.9% compared to 1.3% for the same period in 2002. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was seven days at the end of the second quarter 2002 and 2003.

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

The table below sets forth our contractual commitments associated with operating leases and preferred stock cash dividends as of June 30, 2003. Although they have historically been paid by the Company, common stock dividend payments are not a contractual commitment and, therefore, have been excluded from this table.


                                                     Payments Due By Period (In Thousands)
                                            ----------------------------------------------------
                                            Within 1 Year  2-3 Years   4-5 Years   After 5 Years
                                            -------------  ---------   ---------   -------------
   Operating Leases                             $5,171       $9,814      $7,427      $ 19,907
   Preferred Stock Cash Dividends                3,257        6,514       4,127        13,068
                                                ------      -------     -------      --------
      Total                                     $8,428      $16,328     $11,554      $ 32,975
                                                ======      =======     =======      ========

CAMPUSES

Strayer University successfully opened its second campus in Raleigh, NC for the summer 2003 term, with classes commencing on June 30. The company will open two campuses in the Philadelphia area for the fall 2003 term. Leases have been executed, and fit out is currently underway for campus facilities in Springfield, Pa. and Bensalem, Pa. Marketing and recruiting activities commenced on July 1 in the Philadelphia market. First classes will be held on September 22.


TOTAL POTENTIAL SHARE ISSUANCE

Shares used to compute diluted earnings per share include common shares issued and outstanding, the assumed conversion of Series A Convertible Redeemable Preferred Stock outstanding, and the assumed exercise of issued stock options using the Treasury Stock Method. Our total current and potential common shares outstanding are as follows:


Current
Weighted average common shares outstanding for the three months
    ended 6/30/03 ..................................................    10,666,147
Series A Convertible Redeemable Preferred Stock, convertible on a
    1:1 basis (outstanding or recorded) at 6/30/03..................     3,827,972
Issued stock options using Treasury Stock Method....................       284,512
                                                                        ----------
      Total current.................................................    14,778,631
                                                                        ----------

Potential
Accrual of required PIK dividends on Series A Convertible
    Redeemable Preferred Stock through May 2006.....................       493,985 (a)
Total issued stock options, less options accounted for using
    the Treasury Stock Method above.................................       916,753
Authorized but unissued options ....................................       334,405
                                                                        ----------
      Total potential...............................................     1,745,143
                                                                        ----------
      Total current and potential common shares.....................    16,523,774
                                                                        ==========

------------------------
(a) This number may be smaller as it does not reflect that the Company has the right to force conversion of all remaining Series A preferred shares into common shares after May 15, 2004 if the Company's common stock price trades above $52.00 per share for twenty consecutive trading days. Of the 493,985 shares, 129,926 would potentially accrue through May 15, 2004.


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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term corporate bond funds may be adversely affected in the future should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2003, a 10% increase or decline in interest rates will not have a material impact on the

Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.


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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of our Stockholders held on May 7, 2003, the following matters were submitted to a vote of our common stockholders:

         Proposal

         1. Election of Common Stock Directors:

                                                                             No
                                              For        Against   Abstain  Vote
                                              ---        -------   -------  ----

            Robert S. Silberman            10,056,186     77,430      0      0
            Dr. Charlotte F. Beason        10,095,411     38,205      0      0
            William E. Brock               10,095,313     38,303      0      0
            Gary Gensler                   10,095,336     38,280      0      0
            Todd A. Milano                  9,961,622    171,994      0      0
            Robert L. Johnson              10,095,336     38,280      0      0
            G. Thomas Waite, III           10,095,336     38,280      0      0

         2. Ratification of Appointment of Pricewaterhouse Coopers LLP to serve as independent public accountants for the fiscal year ending December 31, 2003:

                           For      Against    Abstain    No Vote
                           ---      -------    -------    -------
                       10,021,335   100,560    11,721        0


ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a) Exhibits:

              Exhibit 99.01

              Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.02

              Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b) Reports on Form 8-K:

              On May 9, 2003, the Registrant filed a Current Report on Form 8-K announcing its First Quarter 2003 financial results.

              On May 29, 2003, the Registrant filed a Current Report on Form 8-K announcing that it had declared its regular quarterly common stock dividend for the second quarter in the amount of $0.065 per share payable on July 23, 2003 to all holders of record on July 9, 2003.

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


                           STRAYER EDUCATION, INC.







                           By: /s/ Mark C. Brown
                               ------------------
                               Mark C. Brown
                               Senior Vice President and Chief Financial Officer
                               Date: August 4, 2003

                                  EXHIBIT INDEX


Exhibit   Description
-------   -----------

 99.01    Certifications pursuant to Section 302 of the Sarbanes-Oxley
          Act of 2002


 99.02    Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002