Form 10-Q
period 2003-09-30
STRAYER EDUCATION INC
filed 2003-11-03
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES /X/ NO/ /.


AS OF OCTOBER 31, 2003, THERE WERE OUTSTANDING 10,735,745 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements

          Unaudited Condensed Consolidated Balance Sheets at
          December 31, 2002 and September 30, 2003...................     3

          Unaudited Condensed Consolidated Statements of Income
          for the three and nine month periods ended September 30,
          2002 and 2003..............................................     4

          Unaudited Condensed Consolidated Statements of
          Comprehensive Income for the three and nine month periods
          ended September 30, 2002 and 2003..........................     4

          Unaudited Condensed Consolidated Statements of Cash
          Flows for the nine month periods ended September 30,
          2002 and 2003..............................................     5

          Notes to Unaudited Condensed Consolidated Financial
          Statements.................................................     6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations..............    12

  Item 3. Quantitative and Qualitative Disclosures About
          Market Risk................................................    18

  Item 4. Controls and Procedures....................................    19

PART II-- OTHER INFORMATION

  Items 1-6, Exhibits and Reports on Form 8-K........................    20

SIGNATURES...........................................................    21

                             STRAYER EDUCATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                                       December 31,        September 30,
                                                                                           2002                2003
                                                                                     -----------------    ----------------
                                                 ASSETS


 Current assets:

    Cash and cash equivalents.............................................                $49,135             $63,935
    Marketable securities available for sale, at fair value...............                 18,121              26,033
    Income taxes receivable...............................................                     --               2,210
    Tuition receivable, net of allowances for doubtful accounts...........                 25,759              36,772
    Student loans receivable, net of allowances for losses - held for
      sale................................................................                     --               9,672
    Other current assets..................................................                    773               1,338
                                                                                     -----------------    ----------------
        Total current assets..............................................                 93,788             139,960
 Student loans receivable, net of allowances for losses...................                  9,453                  --
 Property and equipment, net..............................................                 36,571              34,307
 Restricted cash..........................................................                     --                 500
 Other assets.............................................................                    312                 369
                                                                                     -----------------    ----------------
        Total assets......................................................               $140,124            $175,136
                                                                                     =================    ================

                                      LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities:

    Accounts payable......................................................                $ 3,534             $ 4,392
    Accrued expenses......................................................                  1,181               1,582
    Income taxes payable..................................................                  1,812                  --
    Dividends payable.....................................................                  1,507               1,512
    Unearned tuition......................................................                 29,853              42,939
                                                                                     -----------------    ----------------
         Total current liabilities........................................                 37,887              50,425
 Deferred income taxes....................................................                     70                 158
 Long-term liabilities....................................................                  1,985               2,194
                                                                                     -----------------    ----------------
         Total liabilities................................................                 39,942              52,777
                                                                                     -----------------    ----------------

 Commitments and contingencies
 Mandatorily redeemable convertible Series A preferred stock, par value $.01; 6,000,000 shares authorized; 3,758,456 and
       3,863,644 shares issued and outstanding at December 31, 2002
       and September 30, 2003, respectively...............................                 93,807              95,207

 Stockholders' equity:

    Common stock, par value $.01; 20,000,000 shares
       authorized; 10,652,412 and 10,735,745 shares issued and outstanding
        at December 31, 2002 and September 30, 2003, respectively.........                    107                 107
    Additional paid-in capital............................................                 58,868              63,059
    Retained earnings (accumulated deficit)...............................                (52,674)            (36,034)
    Accumulated other comprehensive income................................                     74                  20
                                                                                     -----------------    ----------------
          Total stockholders' equity......................................                  6,375              27,152
                                                                                     -----------------    ----------------
          Total liabilities and stockholders' equity......................               $140,124            $175,136
                                                                                     =================    ================

              The accompanying notes are an integral part of these consolidated financial statements.


                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 For the three months               For the nine months
                                                                 ended September 30,                ended September 30,
                                                              ---------------------------       ----------------------------
                                                                  2002          2003                2002           2003
                                                              ------------- -------------       -------------  -------------
Revenues                                                           $23,026       $29,993             $82,547       $103,652
                                                              ------------- -------------       -------------  -------------

Costs and expenses:
     Instruction and educational support.............                9,770        12,236              29,768         38,324
     Selling and promotion...........................                5,044         7,104              12,537         16,940
     General and administration......................                4,254         5,085              12,757         14,687
                                                              ------------- -------------       -------------  -------------

                                                                    19,068        24,425              55,062         69,951
     Gain on sale of assets..........................                   --         1,772                  --          1,772
                                                              ------------- -------------       -------------  -------------

            Income from operations...................                3,958         7,340              27,485         35,473
 Investment and other income.........................                  484           688               1,242          1,850
                                                              ------------- -------------       -------------  -------------

            Income before income taxes...............                4,442         8,028              28,727         37,323
Provision for income taxes...........................                1,732         3,174              11,203         14,753
                                                              ------------- -------------       -------------  -------------

           Net income................................                2,710         4,854              17,524         22,570
Preferred stock dividends and accretion..............                2,035         1,287               6,076          3,843
                                                              ------------- -------------       -------------  -------------

           Net income available to common
           stockholders..............................                $ 675        $3,567             $11,448        $18,727
                                                              ============= =============       =============  =============

Basic net income per share...........................               $ 0.08         $0.33              $ 1.37         $ 1.75
                                                              ============= =============       =============  =============

Diluted net income per share.........................               $ 0.19         $0.32              $ 1.21         $ 1.53
                                                              ============= =============       =============  =============


                                                        STRAYER EDUCATION, INC.
                                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                        (AMOUNTS IN THOUSANDS)


                                                                    For the three months              For the nine months
                                                                    ended September 30,                ended September 30,
                                                               -------------------------------  ---------------------------------
                                                                    2002              2003           2002                 2003
                                                               --------------    -------------  ---------------    --------------

Net income.............................................            $ 2,710           $ 4,854        $ 17,524          $ 22,570
Other comprehensive income:
      Change in unrealized gain (loss) on investments,
          net of taxes.................................                 73              (222)             45               (54)
                                                               -------------     -------------   --------------  ----------------
Comprehensive income...................................            $ 2,783           $ 4,632        $ 17,569          $ 22,516
                                                               =============     =============   ==============  ================


                        The accompanying notes are an integral part of these consolidated financial statements.


                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)


                                                                                 For the nine months ended September 30,
                                                                              ----------------------------------------------
                                                                                     2002                         2003
                                                                              ---------------------      -------------------
 Cash flow from operating activities:
   Net income.................................................                      $ 17,524                    $ 22,570
   Adjustments to reconcile net income to net cash
        provided by operating activities:
        Gain on sale of marketable securities.................                            --                        (135)
        Gain on sale of property and equipment................                            --                      (1,772)
        Amortization of deferred rent.........................                          (165)                        198
        Depreciation and amortization.........................                         2,652                       3,235
        Provision for student loan losses.....................                           163                         141
        Deferred income taxes.................................                            76                           1
   Changes in assets and liabilities:
        Tuition receivable, net...............................                        (8,623)                    (11,013)
        Other current assets..................................                          (956)                       (444)
        Restricted cash.......................................                            --                        (500)
        Other assets..........................................                           (74)                        (57)
        Accounts payable......................................                         1,891                         858
        Accrued expenses......................................                           357                         401
        Income taxes payable..................................                        (3,741)                     (2,638)
        Unearned tuition......................................                        11,324                      13,086
   Student loans originated...................................                        (6,433)                     (6,460)
   Collections on student loans receivable....................                         5,411                       6,100
                                                                              ---------------------      -------------------
            Net cash provided by operating activities.........                        19,406                      23,571
                                                                              ---------------------      -------------------
 Cash flows from investing activities:
    Proceeds from sale of property and equipment..............                            --                       5,150
    Proceeds from sale of marketable securities...............                            --                      26,135
    Purchases of property and equipment.......................                       (16,082)                     (4,349)
    Purchases of marketable securities........................                       (12,000)                    (34,000)
                                                                              ---------------------      -------------------
            Net cash used in investing activities.............                       (28,082)                     (7,064)
                                                                              ---------------------      -------------------
 Cash flows from financing activities:
    Deferred lease incentives.................................                         1,313                          11
    Common dividends paid.....................................                        (1,628)                     (2,080)
    Preferred dividends paid..................................                        (3,937)                     (2,445)
    Proceeds from exercise of stock options...................                            --                       2,807
    Issuance cost of preferred stock..........................                           (29)                        --
                                                                              ---------------------      -------------------
            Net cash used in financing activities.............                        (4,281)                     (1,707)
                                                                              ---------------------      -------------------
            Net increase (decrease) in cash and cash equivalen                       (12,957)                     14,800
 Cash and cash equivalents - beginning of period..............                        58,705                      49,135
                                                                              ---------------------      -------------------
 Cash and cash equivalents - end of period....................                      $ 45,748                    $ 63,935
                                                                              =====================      ===================


                     The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF SEPTEMBER 30, 2002 AND 2003 IS UNAUDITED.

1.  BASIS OF PRESENTATION

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University) and Education Loan Processing, Inc. (ELP), collectively referred to herein as the "Company" or "Companies."

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of September 30, 2003, and for the three and nine months ended September 30, 2002 and 2003 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

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

2.  NATURE OF OPERATIONS

The Company, a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its twenty-five campuses in Maryland, North Carolina, Pennsylvania, Tennessee, Virginia and Washington, D.C. and worldwide via the Internet through Strayer University Online. ELP provides student loans for the University's students.

3.  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:




                                                        For the three months                 For the nine months
                                                         ended September 30,                 ended September 30,
                                                   ----------------------------------   --------------------------------
                                                            (in thousands)                      (in thousands)
                                                         2002             2003                2002             2003
                                                   ---------------- -----------------   ----------------- --------------

Weighted average shares outstanding
     used to compute basic net income per share...      8,352            10,727               8,352           10,682
Incremental shares issuable upon the
     assumed conversion of preferred stock........      6,004             3,864               5,951            3,828
Incremental shares issuable upon the
     assumed exercise of stock options............        200               378                 182              286
                                                   ---------------- -----------------   ----------------- --------------

Shares used to compute diluted net income
     per share....................................     14,556            14,969              14,485           14,796
                                                   ================ =================   ================= ==============


Set forth below is a reconciliation of net income used to compute net income per share:


                                                         For the three months                For the nine months
                                                        ended September 30,                  ended September 30,
                                                    -------------------------------    ---------------------------------
                                                           (in thousands)                       (in thousands)
                                                           2002           2003               2002              2003
                                                    ----------------  -------------    ----------------  ---------------
Net income available to common stockholders used
  to compute basic net income per share....                $ 675        $ 3,567            $ 11,448          $18,727
Plus: Impact of assumed preferred stock
         conversion:
         Preferred stock dividends and
           accretion.............................          2,035          1,287               6,076            3,843
                                                    ----------------  -------------    ----------------  ---------------

Net income used to compute diluted net income
   per share.....................................        $ 2,710        $ 4,854            $ 17,524          $22,570
                                                    ================  =============    ================  ===============


4.  CREDIT FACILITIES

The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of 0.75% above the London Interbank Offered Rate. There is no outstanding balance and no fees payable on either facility as of September 30, 2003.

5.  STOCKHOLDERS' EQUITY

    Common Stock

    A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2002 and September 30, 2003, the Company had 10,652,412 and 10,735,745 shares of common stock issued and outstanding, respectively. For the three months ended September 30, 2003, the Company declared a quarterly cash dividend of $0.065 per common share. The dividend was payable on October 21, 2003 to common stockholders of record on October 7, 2003.

    Preferred Stock/Series A Convertible Redeemable Preferred Stock

    A total of 8,000,000 shares of Preferred Stock, par value $0.01, have been authorized. Of these preferred shares, 6,000,000 have been designated as Series A Convertible Redeemable Preferred Stock, including shares reserved for accrue in-kind dividends on the Series A Convertible Redeemable Preferred Stock. The following table reflects all Preferred Stock activity from December 31, 2002 to September 30, 2003:

                                                                 Series A
                                                               Convertible
                                                               Redeemable
                                                             Preferred Stock
                                                            --------------------
                                                              (in thousands)

     Balance, December 31, 2002......................             $ 93,807
     Dividends - accrue in-kind shares...............                  911
     Accretion of carrying value.....................                 (451)
                                                               ------------
     Balance, March 31, 2003.........................             $ 94,267
     Dividends - accrue in-kind shares...............                  927
     Accretion of carrying value.....................                 (461)
                                                               ------------

     Balance, June 30, 2003..........................             $ 94,733
     Dividends - accrue in-kind shares...............                  944
     Accretion of carrying value.....................                 (470)
                                                               ------------
     Balance, September 30, 2003.....................             $ 95,207
                                                               ============

     On January 1, 2003, the Company recorded 34,456 shares of Series A Convertible Redeemable Preferred Stock as accrued in-kind dividends and paid a quarterly cash dividend of $0.8 million. On April 1, 2003 the Company recorded 35,059 shares of Series A Convertible Redeemable Preferred Stock as accrued in-kind dividends and paid a quarterly cash dividend of $0.8 million. On July 1, 2003, the Company recorded 35,673 shares of Series A Convertible Redeemable Preferred Stock as accrued in-kind dividends and paid a quarterly cash divided of $0.8 million.

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

     The table below sets forth the stock option activity for the nine months ended September 30, 2003:


                                                                                            Weighted-Average
                                                                    Number of shares         Exercise Price
                                                                   -------------------     -------------------
     Balance, December 31, 2002.................................         970,000                   $37.09
     Grants.....................................................         245,000                   $54.19
     Exercises..................................................         (83,333)                  $33.69
     Forfeitures................................................              --                       --
                                                                      ----------                ---------
     Balance, September 30, 2003................................       1,131,667                   $41.05
                                                                      ==========                =========



     Of the 1,131,667 total stock options that have been issued and are outstanding, 506,662 are exercisable as of September 30, 2003. A total of 334,405 shares remain authorized but unissued under the Plan. As of September 30, 2003, the weighted average contractual life of outstanding stock options is 4.7 years.

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

                                                           For the three months ended     For the nine months ended
                                                                  September 30,                 September 30,
                                                          -----------------------------  ----------------------------
                                                               2002           2003           2002            2003
                                                               ----           ----           ----            ----
In thousands (except per share)

Net income...........................................     $    2,710       $   4,854     $  17,524       $  22,570
Stock-based compensation expense, net of tax                     623             849         1,842           2,983
                                                          ----------       ---------     ---------       ---------
Pro forma net income.................................     $    2,087       $   4,005     $  15,682       $  19,587
                                                          ==========       =========     =========       =========

Net income available to common stockholders               $      675       $   3,567     $  11,448       $  18,727
Stock-based compensation expense, net of tax                     623             849         1,842           2,983
                                                          ----------       ---------     ---------       ---------
Pro forma net income available to common
stockholders.........................................     $       52       $   2,718     $   9,606       $  15,744
                                                          ==========       =========     =========       =========

Net income per share:
     As reported:
          Basic......................................          $0.08           $0.33         $1.37           $1.75
          Diluted....................................          $0.19           $0.32         $1.21           $1.53
     Pro forma:
          Basic......................................          $0.01           $0.25         $1.15           $1.47
          Diluted....................................          $0.14           $0.27         $1.08           $1.32


     The table below sets forth the assumptions used to estimate fair value as of the date of grant using the Black-Scholes option pricing model:


                                                            2002      2003
                                                            ----      ----
   Dividend yield........................................   0.5%      0.5%
   Risk-free interest rates..............................   4.8%      3.0%
   Volatility............................................    43%       40%
   Expected option term (years)..........................    5.9       5.2
   Weighted average fair value of options granted during
   the year ............................................. $23.65    $21.88

6.   INVESTMENTS IN MARKETABLE SECURITIES

In the third quarter of 2003, as part of its cash management activities, the Company liquidated its $26.1 million investment in a diversified, no load, short-term, investment grade corporate bond fund. This transaction resulted in a $0.1 million gain before tax on the sale of these marketable securities. Most of the proceeds from the sale were re-invested in a diversified, short-term, investment grade tax exempt bond fund. These marketable securities are considered "available for sale," and as such, are stated at fair value. The net unrealized gains and losses (net of taxes) are reported as a component of accumulated comprehensive income (loss) in stockholders' equity.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material impact on the consolidated financial statements.

8.  SALE OF THE WASHINGTON, D.C. CAMPUS BUILDING

During the third quarter of 2003, the Company sold its Washington, D.C. campus building for $5,150,000, realizing a gain on the sale of $1,772,000 before tax. The company will be relocating its Washington, D.C. campus to a nearby leased facility described in Note No. 9 below.

9.  LEASE AGREEMENTS

During the third quarter of 2003, the Company executed a lease agreement for the relocation and consolidation of its Washington, D.C. campus to the existing Library/Annex location nearby. The table below sets forth additional information regarding the lease:


                                                      Lease Commencement                  Average Annual
                Campus                  Square Feet          Date              Term           Payment
---------------------------------      -------------  ------------------   ------------  ----------------
Washington, D.C.                          37,000           12/01/03          138 months      $896,000


10.  LONG-TERM LIABILITY

In conjunction with the opening of new campuses in Charlotte, North Carolina (two campuses), Cary, North Carolina, and corporate offices in Arlington, Virginia during 2002, the Company was reimbursed by the lessors for improvements made to the leased properties in the amount of $1,313,000. There was $11,000 in reimbursements during the three and nine months ended September 30, 2003. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years.

11.  SALE OF STUDENT LOAN PORTFOLIO

In the fourth quarter 2003, the Company sold its student loan portfolio to a national student loan marketing organization. Strayer will continue to originate student loans but will periodically divest these at various prices based on market conditions. The student loans receivable, net of allowances for losses, are classified as held for sale at September 30, 2003.

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

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

     Enrollment. Enrollment at Strayer University for the 2003 summer term, which began June 30, 2003 and ended September 15, 2003, increased 25% to 13,928 students compared to 11,171 for the same term in 2002. Across the Strayer University campus network, new student enrollments increased 31% and continuing student enrollments increased 24%. Students taking 100% of their classes at Strayer University Online increased 68% to 6,082 students from 3,612. The total number of students taking any courses online (including students at brick and mortar campuses taking at least one online course) in the summer 2003 quarter was 7,503.



                                              STUDENT ENROLLMENT
                                              ------------------
                                                                      Summer        Summer            %
                                                                        2002        2003            Change
                                                                    ------------ ------------ ------------------
New Campuses  (9 in operation 3 or less years)
     Campus Based Students                                              406          1,106            172%
     Online Based Students                                              354          1,137            221%
                                                                    ------------ ------------
          Total New Campus Students                                     760          2,243            195%
                                                                    ------------ ------------

Mature Campuses (14 in operation 4 or more years)
     Campus Based Students                                            7,153          6,740             -6%
     Online Based Students                                            2,591          3,834             48%
                                                                    ------------ ------------
          Total Mature Campus Students                                9,744         10,574              9%
                                                                    ------------ ------------

Out-of-Area Online Students                                             667          1,111            67%
                                                                    ------------ ------------
Total University Enrollment                                          11,171         13,928            25%
                                                                    ============ ============

Total Students Taking 100% Courses Online                             3,612          6,082            68%

Total Students Taking At Least 1 Course Online                        4,527          7,503            66%


      Revenues. Revenue increased 30% from $23.0 million in the third quarter of 2002 to $30.0 million in the third quarter of 2003, principally due to a 25% increase in student enrollments and a 5% tuition increase effective for 2003.

      Instruction and educational support expenses. Instruction and educational support expenses increased $2.5 million, or 25%, from $9.8 million in the third quarter of 2002 to $12.2 million in the third quarter of 2003. This increase was principally due to the direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, campus facility costs and financial aid processing costs. These costs as a percentage of revenues decreased to 40.8% in the third quarter of 2003 from 42.4% in the third quarter of 2002 as strong revenue growth more than offset the cost increases described above.

     Selling and promotion expenses. Selling and promotion expenses increased $2.1 million, or 41%, from $5.0 million in the third quarter of 2002 to $7.1 million in the third quarter of 2003. This increase was principally due to marketing expenses associated with opening three new campuses, two in Pennsylvania for fall term 2003 and one in North Carolina for summer term 2003, as well as ongoing marketing expenses for the two new campuses opened in Tennessee for the spring term 2003. The addition of admissions representatives at these new campuses and at Strayer University Online also contributed to the increase. These expenses as a percentage of revenues increased to 23.7% in the third quarter of 2003 from 21.9% in the third quarter of 2002 as a result of the aforementioned factors.

      General and administration expenses. General and administration expenses increased $0.8 million, or 20%, from $4.3 million in the third quarter of 2002 to $5.1 million in the third quarter of 2003. This increase was principally due to increased employee compensation and related expenses as well as the addition of five new campuses, two in Tennessee for the spring term 2003, one in North Carolina for the summer term 2003 and two in Pennsylvania for the fall term 2003. Higher bad debt expense also contributed to this increase. General and administrative expenses as a percentage of revenues decreased to 17.0% in the third quarter of 2003 from 18.5% in the third quarter of 2002 primarily due to greater revenues being spread over the fixed costs of various centralized functions.

     Gain on sale of assets. In the third quarter of 2003, the Company sold its Washington, D.C. campus building for $5.2 million and signed a lease for space in a nearby building. This transaction resulted in a gain of $1.8 million before tax.

      Income from operations. Operating income increased $3.3 million, or 85%, from $4.0 million in the third quarter 2002 to $7.3 million in the third quarter of 2003. The increase was due to the aforementioned factors. Excluding the gain from the sale of the Washington, D.C. campus building, operating income increased $1.6 million, or 41%, to $5.6 million.

      Investment and other income. Investment and other income increased $0.2 million, or 42%, from $0.5 million in the third quarter of 2002 to $0.7 million in the third quarter of 2003. The increase was principally due to a higher level of investments in marketable securities and a $0.1 million gain before tax realized on the sale of marketable securities. The Company also had, on average, a higher cash balance.

     Net income. Net income was $4.9 million in the third quarter of 2003 compared to $2.7 million for the same period in 2002, an increase of $2.1 million, or 79%, because of factors discussed above. In addition to the above, management believes it is important to provide investors with the Company's net income excluding the $1.1 million gain (based on the statutory tax rate) on the sale of the Washington, D.C. campus building since this transaction is a non-recurring item. Excluding the $1.1 million gain, net income was $3.8 million in the third quarter of 2003, an increase of 40% compared to the same period in 2002.


NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues. Revenue increased 26% from $82.5 million in the nine months ended September 30, 2002 to $103.7 million in the nine months ended September 30, 2003, principally due to an average 20% increase in student enrollments and a 5% tuition increase effective for 2003.

     Instruction and educational support expenses. Instruction and educational support expenses increased $8.6 million, or 29%, from $29.8 million in the nine months ended September 30, 2002 to $38.3 million in the nine months ended September 30, 2003. This increase was principally due to the direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, campus facility costs and financial aid processing costs. These costs as a percentage of revenues increased to 37.0% in the nine months ended September 30, 2003 from 36.1% in the nine months ended

September 30, 2002 primarily due to the earlier timing of two new campus openings in 2003 as compared to 2002, as well as the increase of the total number of new campus openings to five in 2003 compared to three in 2002.

     Selling and promotion expenses. Selling and promotion expenses increased $4.4 million, or 35%, from $12.5 million in the nine months ended September 30, 2002 to $16.9 million in the nine months ended September 30, 2003. This increase was principally due to marketing expenses associated with opening five new campuses - two in Tennessee for spring term 2003, one in North Carolina for summer term 2003, and two in Pennsylvania for fall term 2003. The addition of admissions representatives at these new campuses and at Strayer University Online also contributed to the increase. These expenses as a percentage of revenues increased to 16.3% in the nine months ended September 30, 2003 from 15.2% in the nine months ended September 30, 2002 as a result of the aforementioned factors.

     General and administration expenses. General and administration expenses increased $1.9 million, or 15%, from $12.8 million in the nine months ended September 30, 2002 to $14.7 million in the nine months ended September 30, 2003. This increase was principally due to increased employee compensation and related expenses as well as the addition of five new campuses in 2003 and the ongoing general and administration expenses related to the three new campuses opened for summer term 2002. General and administrative expenses as a percentage of revenues decreased to 14.2% for the nine months ended September 30, 2003 from 15.5% in the nine months ended September 30, 2002 primarily due to greater revenues being spread over the fixed costs of various centralized functions.

     Gain on sale of assets. In the third quarter of 2003, the Company sold its Washington, D.C. campus building for $5.2 million and signed a lease for space in a nearby building. This transaction resulted in a gain of $1.8 million before tax.

     Income from operations. Operating income increased $8.0 million, or 29%, from $27.5 million in the third quarter 2002 to $35.5 million in the third quarter of 2003. The increase was due to the aforementioned factors. Excluding the gain from the sale of the Washington, D.C. campus building, operating income increased $6.2 million, or 23%, to $33.7 million.

     Investment and other income. Investment and other income increased $0.6 million, or 49%, from $1.2 million in the nine months ended September 30, 2002 to $1.8 million in the nine months ended September 30, 2003. The increase was principally due to a higher level of investments in marketable securities and a $0.1 million gain before tax on the sale of marketable securities. The Company also had, on average, a higher cash balance.

     Net income. Net income was $22.6 million in the nine months ended September 30, 2003 compared to $17.5 million for the same period in 2002, an increase of $5.1 million, or 29%, because of factors discussed above. In addition to the above, management believes it is important to provide investors with the Company's net income excluding the $1.1 million gain (based on the statutory tax rate) on the sale of the Washington, D.C. campus building since this transaction is a non-recurring item. Excluding the $1.1 million gain from the sale of the Washington, D.C. campus building, net income was $21.5 million in the nine months ended September 30, 2003, an increase of $4.0 million or 23% compared to the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had cash, cash equivalents and marketable securities of $90.0 million compared to $67.3 million at December 31, 2002 and $56.8 million at September 30,

2002. Beginning in the second quarter of 2002, we began investing in a diversified no load, short-term, investment grade corporate bond fund in an effort to generate a somewhat higher yield on our short-term, liquid assets than our holdings in bank overnight deposits and money market funds, but taking only limited credit and interest rate risk. In the third quarter of 2003, this $26.1 million investment was liquidated generating a gain from sale of marketable securities of $0.1 million before tax. Most of the proceeds were re-invested in a diversified, short-term, investment grade tax-exempt bond fund to further reduce the Company's interest rate risk and to benefit from the tax efficiency of the fund's underlying securities. As of September 30, 2003, we had a total of $26.0 million invested in this fund. At September 30, 2003, the 452 issues in this fund had an average credit rating of AA+, an average maturity of 438 days and an average duration of 1.1 years, as well as an average yield to maturity of 1.5%. We had no debt as of December 31, 2002 or September 30, 2003.

For the nine months ended September 30, 2003, we generated $23.6 million net cash from operating activities compared to $19.4 million for the same period in 2002. Capital expenditures were $4.3 million for the nine months ended September 30, 2003 compared to $16.1 million for the same period in 2002, $12.0 million of which was for the purchase of three existing campus facilities. In the third quarter of 2003, proceeds of $5.2 million were received for the sale of our Washington, D.C. campus. For the nine months ended September 30, 2003, we paid $4.5 million in cash dividends - $2.4 million to our preferred stockholders and $2.1 million to our common stockholders.

For the third quarter 2003, bad debt expense as a percentage of revenue was 1.7% compared to 1.3% for the same period in 2002. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was seven days at the end of the third quarter 2002 and 2003.

Currently, the Company invests its cash in bank overnight deposits, money market funds and a short-term tax-exempt bond fund. In addition, the Company has available two $10 million credit facilities from two banks. The Company believes that existing cash, cash equivalents, and marketable securities, cash generated from operating activities, and if necessary, cash borrowed under the credit facilities, will be sufficient to meet the Company's requirements for at least the next 12 months.

The table below sets forth our contractual commitments associated with operating leases and preferred stock cash dividends as of September 30, 2003. Although they have historically been paid by the Company, common stock dividend payments are not a contractual commitment and, therefore, have been excluded from this table.



                                                         Payments Due By Period (In Thousands)
                                         ----------------------------------------------------------------------
                                           Within 1 Year      2-3 Years       4-5 Years        After 5 Years
                                           -------------      ---------       ---------        -------------
   Operating Leases                             $6,285         $12,400            $9,629            $26,926
   Preferred Stock Cash Dividends                3,257           6,456             6,742              9,697
                                             ----------       ---------       -----------        -----------
      Total                                     $9,542         $18,856           $16,371            $36,623
                                             ==========       =========       ===========        ===========


NEW CAMPUS/NEW STATE OPENINGS

Philadelphia, Pennsylvania

Strayer University successfully opened its two campuses in the Philadelphia area for the fall 2003 term, completing its goal of opening five new campuses in 2003.

Georgia
Strayer University has obtained approval from Georgia's Nonpublic Postsecondary Education Commission to open two campuses in the Atlanta area in 2004.

PBS JOINT VENTURE

Strayer University has entered into an agreement with the Public Broadcasting Service (PBS) to offer certain PBS courses in the form of continuing education units (CEUs), not for college credit, through Strayer University Online. Strayer University Online will be marketed by PBS through its various media and on its web site. Strayer University will offer the PBS courses starting in January 2004.


FISCAL YEAR 2001 COHORT DEFAULT RATE

During the third quarter of 2003, the Company was notified by the U.S. Department of Education that its Cohort Default Rate for fiscal year 2001 (the most recent annual period for which data is available) declined to 4.3% from 4.7% for the fiscal year 2000.


SHARE REPURCHASE PLAN

The Company's Board of Directors has authorized the Company to repurchase up to an aggregate of $15 million in value of the Common Stock over the next 14 months in open market purchases from time to time at the discretion of the Company's management, depending on market conditions and other corporate considerations. The Company intends to effect such purchases, if any, in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This share Repurchase Plan may be modified, suspended or terminated at any time by the Company without notice.


TOTAL POTENTIAL SHARE ISSUANCE

Shares used to compute diluted earnings per share include common shares issued and outstanding, the assumed conversion of Series A Convertible Redeemable Preferred Stock outstanding, and the assumed exercise of issued stock options using the Treasury Stock Method. Our total current and potential common shares outstanding are as follows:


                                                                                                Shares
                                                                                           ------------------
                                                                                            (in thousands)
   Current
   -------
   Weighted average common shares outstanding for the three months
       ended 9/30/03 ...........................................................                10,727
   Series A Convertible Redeemable Preferred Stock, convertible on a
       1:1 basis (outstanding or recorded) at 9/30/03...........................                 3,864
   Issued stock options using Treasury Stock Method.............................                   378
                                                                                           -------------
         Total current..........................................................                14,969
                                                                                           -------------
   Potential
   ---------
   Accrual of required PIK dividends on Series A Convertible
       Redeemable Preferred Stock through May 2006..............................                   458 (a)
   Total issued stock options, less options accounted for using
       the Treasury Stock Method above..........................................                   763
   Authorized but unissued options                                                                 334
                                                                                           -------------
         Total potential........................................................                 1,555
                                                                                           -------------
         Total current and potential common shares..............................                16,524
                                                                                           =============

   -------------------------
   (a) This number may be smaller as it does not reflect that the Company has the right to cause conversion of all remaining Series A preferred shares into common shares after May 15, 2004 if the Company's common stock price trades above $52.00 per share for twenty consecutive trading days. Of the 458,000 shares, 130,000 would potentially accrue through May 15, 2004.


                ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The Company is subject to the impact of interest rate changes and may be subject to changes in the market values of its future investments. The Company invests its excess cash in bank overnight deposits, money market funds and a short-term tax-exempt fund. The Company has not used derivative financial instruments in its investment portfolio.

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2003, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

                         ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2003. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchanges Act is accumulated and communicated to the Registrant's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Controls Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

>


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

                  None

ITEM 5.      OTHER INFORMATION.

                  None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

a)    Exhibits:

             Exhibit 31.01

             Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 31.02

             Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.01

             Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)    Reports on Form 8-K:

             On August 1, 2003, the Registrant filed a Current Report on Form 8-K announcing its Second Quarter 2003 financial results.

             On September 4, 2003, the Registrant filed a Current Report on Form 8-K announcing that it had declared its regular quarterly common stock dividend for the third quarter in the amount of $0.065 per share payable on October 21, 2003 to all holders of record on October 7, 2003.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is being signed by a duly authorized officer of the Registrant and in such officer's capacity as the principal financial officer.


                                  STRAYER EDUCATION, INC.


                                  By:         /s/  Mark C. Brown
                                     ------------------------------------

                                             Mark C. Brown
                             Senior Vice President and Chief Financial Officer

                                         Date: November 3, 2003

                                  EXHIBIT INDEX


Exhibit                    Description
-------                    -----------

  31.01                    Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

  31.02                    Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

  32.01 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002