Form 10-K
period 2003-12-31
STRAYER EDUCATION INC
filed 2004-02-26
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number: 0-21039

STRAYER EDUCATION, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-1975978
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

1100 Wilson Boulevard, Suite 2500, Arlington, VA 22209

(Address of principal executive offices)

Registrant's Telephone Number Including Area Code: (703) 247-2500

Securities Registered Pursuant to Section 12(b) of the Act:

None	None
(Title of class:)	(Name of each exchange on
which registered:)

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.     Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes     No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of the last business day of the Registrant's most recently completed second fiscal quarter was $849 million.

The total number of shares of Common Stock outstanding as of January 31, 2004 was 10,703,395.

STRAYER EDUCATION, INC.

FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

This document and the documents incorporated by reference herein include "forward-looking statements," within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, in particular, the statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." We have typically used the words "may," "will," "expect," "believe," "estimate," "plan," "intend" and similar expressions in this document and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things:

•	the pace of growth of student enrollment;

•	our continued compliance with Title IV of the Higher Education Act and the regulations thereunder, as well as state regulatory requirements and accrediting agency requirements;

•	risks associated with changes in applicable federal and state laws and regulations and accrediting agency policies;

•	competitive factors;

•	risks associated with the opening of new campuses;

•	risks associated with the offering of new educational programs and adapting to other changes;

•	risks associated with the acquisition of existing educational institutions;

•	risks related to the timing of regulatory approvals;

•	our ability to continue to implement our online growth strategy; and

•	general economic and market conditions.

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found elsewhere in this annual report on Form 10-K and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements.

Item 1.    Business.

Overview

Our company is a for-profit post-secondary education services corporation. Our mission is to make high quality, post-secondary education achievable and convenient for working adults in today's economy. We work to fulfill this mission by offering a variety of academic programs through Strayer University, both in traditional classroom courses and through Strayer University Online. Strayer University prides itself on making post-secondary education accessible to working adults who missed or were previously unable to take advantage of higher education opportunities.

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, and public administration at 27 physical campuses in Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina and Tennessee. As of December 31, 2003, we had more than 20,000 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education ("Middle States"), one of the six regional collegiate accrediting agencies recognized by the U.S. Secretary of Education. Strayer University is committed to providing an education that prepares working adult students for advancement in their careers and professional lives. It attracts students from around the country and throughout the world. As part of its program offering, the University also offers classes via the internet through Strayer University Online, providing its working adult students a more flexible and convenient program offering and allowing students worldwide to take advantage of Strayer University's programs.

We have experienced significant organic growth through new campus openings and geographic expansion over the last several years. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C. to 27 campuses in six states and Washington, D.C. Our goal is to open new campuses every year (with five new campuses planned for 2004) by filling out the Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina and Tennessee areas and by expanding into contiguous states that exhibit strong enrollment potential. We have opened 13 of our campuses since the beginning of 2001. At the same time, we have developed a robust online education program. Since receiving regulatory approval to offer our degree programs through Strayer University Online in 1997, we have experienced rapid growth, with 10,615 students enrolled in at least one class through Strayer University Online during the 2003 fall term.

In connection with our recapitalization in May 2001, we hired a new senior management team, made significant investments in information technology infrastructure to support planned growth in our online programs, and embarked on a diligent program to open new campuses. As a result of these efforts between 2000 and 2003 the rate of growth in our revenues increased to 23% on a compound annual basis, as our revenues increased from $78.2 million in 2000 to $147.0 million in 2003. During the same period, diluted earnings per share grew at a compound annual rate of 17%, as we continued to invest heavily in our growth initiatives. For more information relating to our revenues, profits and total assets, please refer to our consolidated financial statements.

Industry Background and Outlook

The market for post-secondary education is large, growing and highly fragmented. The U.S. Bureau of Labor Statistics reports that approximately 60 million working adults in the United States do not have more than a high school education. We believe that the demand for career-oriented, post-secondary education will increase during the next several years as a result of several demographic, economic and social trends, including:

•	an increase in demand by employers for professional and skilled workers;

•	a projected 18% growth in the annual number of high school graduates from 2.8 million in 2000 to 3.3 million in 2010;

•	our expectation that the number of adults (persons 25 years old and older) enrolling in post-secondary education will increase significantly;

•	the significant and measurable income premium attributable to post-secondary education; and

•	budgetary constraints at traditional colleges and universities.

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

In addition to Strayer, there are currently seven public companies operating in the post-secondary education market in which we operate. There are also numerous smaller private companies operating in the post-secondary market.

Company Strengths

We have a 112-year operating history and a track record of providing education programs for working adults. We believe the following strengths position us to capitalize on the growing demand for post-secondary education among working adults:

•	Consistent operating history. We have been in continuous operation since 1892 and have demonstrated an ability to grow consistently and profitably. Our enrollments and revenues have grown each year since our initial public offering in 1996.

•	Practical and diversified curricula. We offer core curricula in stable, high demand areas of education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students and their employers by regularly refining and updating our existing educational programs. Additionally, we replicate programs that are successful in a given campus at additional locations throughout our network of campuses. Strayer University currently offers 62 different degree, diploma and certificate programs, including emphases and concentrations, to its students.

•	Focus on working adults pursuing degree programs. We focus on helping working adults pursue college degrees in order to advance their career and employment opportunities. We believe this is an attractive market within the post-secondary education sector due to (1) the growing number of adult students enrolling in post-secondary education programs and (2) the highly motivated nature of adult students given the personal sacrifices and time commitments required to attend class while balancing their busy schedules. We consider adult students to be our primary customers, with the various business and government organizations that provide tuition assistance to their employees as our secondary customers. With this focus on the customer, regardless of whether they choose to take classes at a physical campus or online, we have only one reporting segment. In addition, we believe that our focus on associate, bachelor's and graduate-level degree programs results in extended periods of student enrollment and positively impacts the visibility and predictability of our future revenues. Approximately 94% of our students were enrolled in degree programs for the 2003 fall term.

•	Flexible program offerings. We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year or asynchronously through Strayer University Online. During the fall 2003 quarter, approximately 90% of the courses we offered were night or weekend courses excluding asynchronous online classes. Additionally, we developed Strayer University Online to enable students to pursue a degree entirely online, thereby increasing the convenience, accessibility and flexibility of our high quality educational content. Approximately 53% of our students enrolled for the 2003 fall term were taking or have taken at least one course through Strayer University Online. We believe that these flexible offerings distinguish us from many traditional universities that currently do not effectively address the unique requirements of working adults.

•	Attractive and convenient campus locations. Our campuses are located in growing metropolitan areas in the mid-Atlantic and Southern regions where there are large populations of working adults with demographic characteristics similar to those of our typical students. Strayer University's campuses are attractive and modern, offering conducive learning environments in convenient locations.

•	Established brand name and alumni support. With a 112-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our extensive alumni network (currently over 20,000 alumni worldwide) and support system fosters additional recruitment opportunities and assists students with job placement and career advancement. Strayer University was ranked in the Washington Business Journal's 2004 Book of Lists for having the second largest enrollment in graduate business and management programs in the Washington, D.C. metropolitan area.

•	Strong owner-oriented management team. In connection with our May 2001 recapitalization, we developed a new growth strategy and hired a new senior management team in March of 2001 to implement this strategy. As described below, under the leadership of Robert S. Silberman, our Chairman and Chief Executive Officer, we have embarked on various initiatives to increase enrollment and expand our campuses. In addition, all of our senior officers have made investments in Strayer through outright share purchases in addition to their option grants.

Company Strategy

Our goal is to be a leading provider of high quality post-secondary education programs for working adults primarily in the areas of business administration, accounting and information technology. We have identified the following factors as key to executing our growth strategy:

•	Maintain stable enrollment in our mature markets. At December 31, 2003, we had 14 mature campuses (those in operation for more than three years). Over the last five years, average enrollment at our mature campuses has remained stable, while tuition has increased approximately 5% per year. Our goal is to maintain stable campus enrollments in our mature markets, while increasing revenues through continuing market-based tuition increases.

•	Open new campuses. Our goal is to open new campuses every year (with five new campuses planned for 2004) by filling out the Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina and Tennessee areas and by expanding into contiguous states that exhibit strong enrollment potential. We believe this strategy will leverage our existing investment in curriculum, management and marketing infrastructure.

Since our initial public offering in 1996, we have grown from eight campuses to 25 campuses while expanding into several states. We opened three campuses in 2001, in Baltimore, Maryland and in Chesapeake and Newport News, Virginia. By the spring 2002 quarter, these three new campuses had average enrollments ahead of the growth in average student enrollments we have experienced at new campuses in the past. In July 2002, we began offering classes at three campuses in North Carolina (one in Raleigh-Durham and two in Charlotte). In addition, we opened new campuses in Nashville and Memphis, Tennessee for the 2003 spring term. Due to strong demand at our Raleigh-Durham, North Carolina campus, we opened a second campus there for the 2003 summer term. We opened two new campuses in Philadelphia for the 2003 fall term. Our new campuses have typically turned profitable after five to six quarters of operation.

In 2004, we have opened two new campuses for spring term enrollment – one in Greenville, South Carolina and one in Memphis, Tennessee, our second one there. In addition, two campuses are planned for Atlanta, Georgia and another one in a state where we currently have a campus. We have also applied to operate in other states adjacent to our current operating region and expect to pursue approval in those states and open campuses in favorable demographic locations in such states as part of our multi-year expansion plan.

•	Expand Strayer University Online. We actively market Strayer University Online to U.S. students throughout all 50 states and to international students on a global basis. Strayer University Online has demonstrated its success with both asynchronous (on demand) and synchronous (real time) course offerings that are favored by working adult students because of their quality and convenience. We believe that the added flexibility of being able to offer both traditional and online courses allows us to better serve our working adult students. Due to the convenience and flexibility of online teaching, particularly in the asynchronous or "on demand" format, this medium has rapidly grown in acceptance and is expected to continue to enjoy rapid growth. Enrollment at Strayer University Online has grown at a greater than 80% compounded annual growth rate since its inception in 1997. Enrollment in markets outside of commuting distance to a Strayer University physical campus has grown at a greater than 50% compounded annual growth rate in this period. There were 10,615 students taking at least one online course for the 2003 fall term. We intend to make additional investments in Strayer University Online to support the continued strong growth in this area.

•	Develop corporate/institutional alliances. We believe we are well-positioned to pursue significant opportunities in the large corporate/institutional market. Our convenient evening, weekend and online courses provide an attractive solution for the education and training needs of employers and their employees. We currently have sponsorship and reimbursement arrangements of varying sorts with over 90 corporations and government institutions, including AT&T, Boeing, Computer Sciences Corporation, EDS, General Motors, Northrup Grumman, Pepco, UPS, the U.S. Department of Defense, the General Services Administration, the Public Broadcasting Service and the World Bank Group. We are actively working with other corporations and institutions to increase the number of such arrangements.

•	Optimize the use of stockholders' capital. We periodically evaluate opportunities to acquire other providers of post-secondary education. When exploring acquisition opportunities, we seek schools that we believe offer programs with a good strategic fit to our current curricula and that have demonstrated compliance with regulatory requirements and accreditation standards. We also seek out operations that are located in geographic areas that possess attractive demographic characteristics. In addition, we also consider other factors such as price, the availability of financing on acceptable terms, competitive factors and the opportunity to improve operating performance through the implementation of our operating strategies. We compare potential acquisitions to other alternative uses of our capital (including but not limited to organic growth alternatives, share repurchases and special or increased dividends) in terms of return on capital and enhancing shareholder value. We have no current commitments with regard to potential acquisitions.

Strayer University

Curriculum

Strayer University offers information technology and business-oriented curricula to equip students with specialized and practical knowledge and skills for careers in business, industry and government. Our Academic Curriculum Committee periodically reviews and revises the University's course offerings to improve the educational programs and respond to competitive changes in job markets. In 1993, Strayer University formed a Curriculum Advisory Board. The composition of the Curriculum Advisory Board varies over time, but typically consists of Strayer University faculty and representatives from private and government employers. The Curriculum Advisory Board supports the program evaluation process. Strayer University uses advice from the Curriculum Advisory Board to make decisions about curriculum development, resource allocation and faculty appointments. We regularly evaluate new programs and degrees to ensure that we stay current with the needs of our students and their employers. In 2004, we have plans to commence offering three new Master's degree programs in Maryland, Virginia and Washington, D.C.: Master of Education, Master of Health Services Administration and Master of Public Administration.

Strayer University offers programs in the following areas:

Graduate Programs	Undergraduate Programs
•    Master of Business Administration (M.B.A.) Degree

•    Master of Education (M.Ed.) Degree

•    Master of Health Services Administration (M.H.S.A.)
     Degree

•    Master of Public Administration (M.P.A.) Degree

•    Master of Science (M.S.) Degree
          Communications Technology
          Information Systems
          Management Information Systems
          Professional Accounting

•    Executive Graduate Certificate Programs
          Business Administration
          Computer Information Systems
Professional Accounting	• Bachelor of Science (B.S.) Degree
          Accounting
          Business Administration
          Computer Information Systems
          Computer Networking
          Database Technology
          Economics
          International Business
          Internetworking Technology

•    Associate in Arts (A.A.) Degree
          Accounting
          Acquisition and Contract Management
          Business Administration
          Computer Information Systems
          Computer Networking
          Database Technology
          Economics
          General Studies
          Internetworking Technology
          Marketing

•    Undergraduate Diploma Programs
          Accounting
          Acquisition and Contract Management
          Computer Information Systems
          Internetworking Technology
          Network Security
          Web Development

•    Undergraduate Certificate Programs
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

Although all of our programs are generally offered at each campus, the University adapts its course offerings to the preferences of the student population at each location. Strayer University students may enroll in courses at more than one campus and take courses online.

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

Strayer University Online

In August 1997, we began the operation of Strayer University Online. Through Strayer University Online, the University offers courses and degree programs via the internet using both synchronous (real time) and asynchronous (on demand) approaches to online learning. The asynchronous format was first utilized by the University in the summer 2001 quarter and has grown rapidly due to increasing demand. Students may take all of their courses solely through Strayer University Online or may take online courses as a supplement to traditional, site-based courses. A student taking classes through Strayer University Online has the same admission and financial aid requirements, policies and procedures and receives the same student services as other Strayer University students. Tuition for Strayer University Online courses is the same as for campus courses. During the fall 2003 quarter, Strayer University had 10,615 students participating in its online programs, 8,550 of whom took classes solely through Strayer University Online.

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

We provide financial support for faculty members seeking to update their skills and knowledge. Strayer University maintains a tuition plan that typically reimburses instructors enrolled in advanced degree programs for 50% of the tuition for one new course per term and conducts annual in-house faculty workshops in each discipline. Strayer University also fully reimburses its faculty for their costs in receiving approved computer-related instruction and training to keep current in information technology developments. We believe that our dedicated and capable faculty is one of the keys to our success.

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

Board of Trustees

Mr. Scott W. Steffey	Mr. Steffey is the Chairman of the Board of Trustees and previously served for four years as Vice Chancellor of the State University of New York. Mr. Steffey is the Executive Vice President and Chief Operating Officer of Strayer.
Dr. Donald R. Stoddard	Dr. Stoddard is a lifetime academician and the former President of Strayer University.
Dr. Charlotte F. Beason	Dr. Beason is a consultant in education and health care administration. Previously, Dr. Beason was the Chair of the Commission on Collegiate Nursing Education and Program Director, U.S. Department of Veterans Affairs and is also a Director of Strayer.
Mr. Roland Carey	Mr. Carey is a former Director of Strayer and previously served as an advisor to the Louisa County Public School System of Virginia and a school Program Coordinator.

Dr. Eliot A. Cohen	Dr. Cohen is Director of the Strategic Studies program at Johns Hopkins University. Previously, Dr. Cohen was an Assistant Professor of Government and Assistant Dean of Harvard College. Dr. Cohen has also served as a member of the Strategy Department of the United States Naval War College and as a member of the Policy Planning Staff of the Office of the Secretary of Defense.
Mr. Todd A. Milano	Mr. Milano is President and Chief Executive Officer of Central Pennsylvania College and is also a Director of Strayer.
Dr. Peter Salins	Dr. Salins is Provost and Vice Chancellor for Academic Affairs and Chief Academic Officer at the State University of New York.
Dr. Jennie Seaton	Dr. Seaton is a former Director of Strayer and previously served as Assistant Dean of Virginia Commonwealth University.
Dr. J. Chris Toe	Dr. Toe is the University's President. Prior to joining Strayer in 1993, Dr. Toe was a member of the economics faculty at Texas Tech University.
Mr. G. Thomas Waite, III	Mr. Waite is the Chief Financial Officer and Treasurer of The Humane Society of the United States and is also a Director of Strayer.

Within the parameters of the academic and financial direction set by its Board of Trustees, Strayer University is managed on a day-to-day basis by the University President as to all academic matters, as well as by three Regional Directors and the Director of Strayer University Online who are, together with the University President, responsible for implementing the Board of Trustees' overall policy and meeting commercial and budgetary goals for their respective areas. In addition, there is one Dean of Student Affairs who is responsible for ensuring the University is meeting the non-academic needs of students in all regions, one Dean of Academic Development and Training and additional Regional Academic Deans who oversee delivery of academic programs throughout the University's network of campuses. Other key University administration officials are the Director of Financial Aid and Title IV Compliance, Director of Libraries, Director of Facilities, Director of Academic Records, Director of Institutional Research and Assessment, Director of Business Processes and Director of Business Development. The University's current senior academic and commercial managers are listed below:

University Senior Management

Dr. J. Chris Toe — University President

Kristen Jones — Dean of Academic Development and Training

James F. McCoy — Regional Director — North Carolina, South Carolina, Tennessee and Georgia

Stan L. Petree — Regional Academic Dean — North Carolina, South Carolina, Tennessee and Georgia

Reginald Rainey — Regional Director — Virginia

Dr. John R. Cronin — Regional Academic Dean — Virginia

Michael O. Williams — Regional Director — Maryland, Pennsylvania and Washington, D.C.

Keith D. Dillon — Regional Academic Dean — Maryland, Pennsylvania and Washington, D.C.

Pamela S. Bell — Director — Strayer University Online

Betty G. Shuford — Dean of Student Affairs (all regions)

Marjorie Arrington — Director of Financial Aid and Title IV Compliance

Ann Berger — Director of Business Development

Gregory Ferenbach – Deputy General Counsel

David A. Moulton — Director of Libraries

Randi S. Reich — Director of Business Processes

Geoffrey D. Roth — Director of Facilities

Michael K. Schuchert — Director of Institutional Research and Assessment

Cyndi L. Wastler — Director of Academic Records

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

Corporate Senior Management

For a description of Strayer Education, Inc.'s senior management, see the biographical information set forth in "Item 10. Directors and Executive Officers" below.

Marketing

To generate interest among potential students, we engage in a broad range of activities to inform the working adult public and their employers about the programs we offer. These activities include: direct mail; internet marketing; marketing to our existing students; print and broadcast advertising; student referrals and corporate and government outreach activities. Direct response methods (direct mail and email advertising) are used to generate inquiries from potential students and their employers. Strayer University maintains booths and information tables at appropriate conferences and expos, as well as at transfer days at community colleges. Through our business-to-business outreach efforts, we market our programs to corporations with personal sales calls, distribution of information through corporate intranets and human resource departments and on-site information meetings. We implement a continuous marketing strategy to record inquiries in our database and track them through to application and registration. Additionally, we market information about new programs and new locations to students and alumni to encourage them to return for further education.

Student Profile

The majority of Strayer University students are working adults pursuing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University's programs at the beginning of the 2003 fall quarter, approximately 59% were age 31 or older and approximately 75% were engaged in a part-time (fewer than three courses each quarter) course of study. In the 2003 fall quarter, our students registered for an average of 8.7 course credits (about two classes per student).

Strayer University has a very diverse student body. At the beginning of the 2003 fall quarter, approximately 62% of students were minorities and approximately 58% of students were women. Approximately 7% of the University's students were international, including those taking courses through Strayer University Online. Approximately 3% of the University's students are active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who missed or were previously unable to take advantage of education opportunities.

The following is a breakdown of our students by program level as of the 2003 fall quarter:

Degree Programs	Number of students	Percentage of Degree Students
Bachelors	12,203	65%
Masters	4,107	22%
Associates	2,541	13%
Total Degree Students	18,851	100%

Non-Degree Programs	Number of students	Percentage of Non-Degree Students
Diploma	421	33%
Undergraduate Certificate	65	5%
Graduate Certificate	59	5%
Undeclared	742	57%
Total Non-Degree Students	1,287	100%

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

Tuition and Fees

Strayer charges tuition by the credit hour. All courses offered are 4.5 credit hours. As of January 1, 2004, undergraduate full-time students are charged at the rate of $243.50 per credit hour. Undergraduate part-time students are charged at the rate of $255.50 per credit hour. Courses in graduate programs are charged at the rate of $324.50 per credit hour. Accordingly, a full-time student seeking to obtain a bachelor's degree in four years currently would pay approximately $11,000 per year in tuition. Strayer University implemented a tuition price increase of 5% per credit hour effective January 1, 2004 which is already reflected in the above tuition rates. Under a variety of different programs, Strayer University offers scholarships and tuition discounts to active and reserve military students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements.

Alternative Loan Program

Since 1995, Strayer University had managed a self-funded long-term student loan program for eligible students as an alternative to government sponsored loans. Education Loan Processing, Inc., a wholly-owned subsidiary, administered this program for Strayer University.

In the fourth quarter of 2003, the Company sold its student loan portfolio for approximately $10 million. The Company believes that its students could be better served by professional lenders, and that the Company could avoid balance sheet risk associated with long-term lending by selling its portfolio to an established banking entity.

Going forward, the Company may continue to originate loans which the Company expects will be divested to various long-term lenders, but will not be in the business of long-term lending to its students.

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

We regularly conduct alumni surveys to monitor the career progression of our graduates and to support outcomes assessment efforts required by Middle States and state regulators. In 2003, 625 recent alumni participated in the study. Ninety-two percent (92%) reported being employed, and over two-thirds (68.1%) indicated having a new job or promotion since completing their degree at Strayer University. Strayer University students and graduates are employed by a wide range of companies and many governmental agencies.

Employees

As of December 31, 2003, Strayer University employed 833 faculty members, of whom 140 were full-time and 693 were part-time, and 690 non-faculty staff in information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions. Of the University's non-faculty staff, 546 were employed full-time and 144 were employed part-time.

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

Regulation

Regulatory Environment

The Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various Title IV programs, including Strayer University, both to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education ("Department of Education"); (2) the institutional accrediting agencies recognized by the U.S. Secretary of Education and (3) state education regulatory bodies. The regulations, standards and policies of these regulatory agencies are subject to change.

Accreditation

Strayer University has been institutionally accredited since 1981 by Middle States, a regional accrediting agency recognized by the U.S. Secretary of Education. Accreditation is a system for recognizing educational institutions and their programs for performance, integrity, educational quality, faculty, physical resources, administrative capability and financial stability that entitles them to the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs for accreditation and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting bodies to determine whether such schools maintain the performance, integrity and quality required for accreditation.

Middle States is the same accrediting agency that grants institutional accreditation to other degree-granting public and private colleges and universities in its region (namely, Delaware, District of Columbia, Maryland, New Jersey, New York, Pennsylvania, Puerto Rico and U.S. Virgin Islands). Accreditation by Middle States is an important attribute of Strayer University. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate's credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation is necessary to qualify for eligibility to participate in federal student financial assistance programs. In 2000, Middle States reaffirmed Strayer University's accreditation for a ten-year period.

In 2000, the accrediting agencies that accredit higher education institutions in various regions of the United States adopted a "Policy Statement on Evaluation of Institutions Operating Interregionally." Under that policy, both the "home" regional accreditor and the "host" regional accreditor cooperate to evaluate an institution that delivers education at a physical site in the host accreditor's region. Although the home region is solely responsible for final accreditation actions, as we open campuses in regions outside Middle States region, the host regional accreditors also will participate in the accreditation process of such expansion operations.

State Education Licensure

We are authorized to offer our programs, including those offered through Strayer University Online, by the applicable educational regulatory agencies in all states where our campuses and Strayer University Online facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees or diplomas to students in those states. We are subject to extensive regulation in each of the eight jurisdictions (Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina, Tennessee, South Carolina and Georgia) in which we currently maintain campuses or are authorized to offer educational programs, and we will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses. We are required by the Higher Education Act to maintain appropriate state education licensure in each state where we maintain a campus that participates in Title IV programs.

The increasing popularity and use of the internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries or to the interpretation of the application of existing laws and regulations to such services. These new laws and interpretations may relate to issues such as the requirement that online education institutions be licensed as a school in one or more jurisdictions where they have no physical location. New laws, regulations, or interpretations related to doing business over the internet could increase Strayer University Online's cost of doing business, affect its ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.

Other Approvals

We are approved by appropriate authorities for the education of veterans and members of the selective reserve and their dependents, as well as for the rehabilitation of handicapped veterans. In addition, we are authorized by the U.S. Department of Homeland Security ("DHS") to admit foreign students for study in the United States subject to applicable requirements. The DHS, working with the U.S. Department of State, recently implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors.

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

In 2002, approximately 44% of Strayer University's students participated in one or more Title IV programs. A substantial portion (approximately 55% in 2002) of our revenues are derived from tuition financed under Title IV programs.

Our financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. Aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of financial aid must maintain a satisfactory grade point average and progress in a timely manner toward completion of a program of study.

The 1998 amendments to the Higher Education Act that took effect on October 7, 2000 address an institution's return-of-funds policy with regard to Title IV programs. Under the return-of-funds provision, the institution must first determine the amount of Title IV program funds that the student "earned." If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order and excluding the Federal Work-Study Program, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 30 days after the date of the institution's determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Strayer believes that Strayer University's return-of-funds policy and practice is consistent with the current Higher Education Act.

Title IV Programs

Strayer University maintains eligibility for its students to participate in the following Title IV programs:

•	Federal Pell Grants. Grants under the Federal Pell Grant ("Pell") program are available to eligible students based on financial need and other factors.

•	Campus-Based Programs. The "campus-based" Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Work-Study program and the Federal Perkins Loan ("Perkins") program.

•	Federal Family Education Loans. Pursuant to the Federal Family Education Loan Program (the "FFEL Program"), which currently includes the Federal Stafford Loan ("Stafford") program, the Federal Parent Loan for Undergraduate Students ("PLUS") program, and the Federal Consolidation Loan Program, students and their parents can obtain from lending institutions subsidized and unsubsidized student loans, which are guaranteed by a guaranty agency and ultimately by the federal government. Students who demonstrate financial need may qualify for a subsidized Stafford loan, and the federal government will pay the interest on the loan while the student is in school and until the student's obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan.

•	Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program (the "Direct Loan Program"), the Department of Education makes loans directly to students rather than guaranteeing loans made by lending institutions. Strayer University has not originated any loans under this program, but utilizes other Title IV loan programs.

Other Financial Aid Programs

In addition to Strayer University's own student loan and scholarship programs, eligible students at Strayer University may participate in educational assistance programs administered by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, the District of Columbia and private organizations.

Financial Aid Regulation

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized by each state within which it is physically located to offer its educational programs and maintain institutional accreditation by a recognized accrediting agency. The institution also must be certified by the Department of Education to participate in Title IV programs, based on a determination that, among other things, the institution meets certain standards of administrative capability and financial responsibility. For purposes of the Title IV programs, Strayer University and all of its campuses are considered to be a single "institution of higher education" so that Department of Education requirements applicable to an "institution of higher education" are generally applied to all of Strayer University's campuses in the aggregate rather than on an individual basis. Strayer University and each of its campuses are currently certified to participate in Title IV programs.

Congress reauthorizes the Higher Education Act approximately every five to six years. Congress most recently reauthorized the Higher Education Act in 1998. It has begun review of the Higher Education Act for purposes of reauthorization and currently is expected to complete its review in 2004. In addition, Congress reviews and determines appropriations for Title IV programs on an annual basis. An elimination of certain Title IV programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education. This, in turn, could lead to lower enrollments at Strayer University or require Strayer University to increase its reliance upon alternative sources of student financial aid. Given the significant percentage of Strayer University's revenues that are derived indirectly from the Title IV programs, the loss of or a significant reduction in Title IV program funds available to Strayer University's students could have a material adverse effect on Strayer. In addition, the regulations applicable to Strayer University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards. If Strayer University were not to continue to comply with such regulations, such non-compliance might affect the operations of the University and its ability to participate in Title IV programs. Certain elements of the regulations applicable to Strayer University are described below.

Increased Regulatory Scrutiny

The 1992 amendments to the Higher Education Act formalized, modified and strengthened the regulatory structure known as the "Program Integrity Triad," which consists of the Department of Education, recognized accrediting agencies and state education regulatory bodies. Congress intended this initiative to increase the regulatory scrutiny of post-secondary educational institutions. The 1998 amendments to the Higher Education Act preserve the Program Integrity Triad with some refinements. In addition to the Program Integrity Triad, other participants in Title IV programs, notably student loan guaranty agencies, also have enforcement authority.

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

Provisional Certification

In certain circumstances, including a change in ownership resulting in a change of control, the Department of Education may certify an institution's continuing eligibility to participate in Title IV programs on a provisional basis that may extend no longer than through the end of the third complete award year (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution's certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Strayer University currently is provisionally certified due to a change in ownership and control that occurred when New Mountain ceased to be a controlling stockholder of Strayer under applicable regulations (see "Change in Ownership Resulting in a Change of Control").

Third Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution's participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts with or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with three third-party servicers: Financial Aid Management for Education, Inc., Post-secondary Education Assistance Corporation and Weber and Associates, Inc. The servicers each perform activities related to Strayer University's participation in Title IV programs, such as certifying FFEL Program loan applications, preparing reports from Strayer University to the Department of Education, issuing payments for the Pell and campus-based programs and issuing and collecting Perkins loans.

Financial Responsibility

The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Strayer University must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the services described in its official publications and statements, provide the administrative resources necessary to comply with Title IV requirements and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for debts and liabilities incurred in programs administered by the Department of Education.

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution's capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution's financial viability and liquidity) and (3) net income ratio (which measures the institution's ability to operate at a profit or within its means). An institution's financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. Strayer University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2002 and calculated a composite score of 3.0, the highest score available. Strayer therefore believes that Strayer University meets the Department of Education's financial responsibility standards.

Student Loan Defaults

Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of federally guaranteed student loans by its students exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a "cohort default rate") is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. For such institutions, the Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL Program or Direct Loan Program loan during that year.

The Department of Education issued new regulations effective July 1, 2001 regarding cohort default rates. Under these regulations, if the Department of Education notifies an institution that its three most recent cohort default rates are each 25 percent or greater, the institution's participation in the FFEL Program, Direct Loan Program and Federal Pell Grant Program ends 30 days after the notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution's participation in the FFEL Program and Direct Loan Program ends 30 days after notification that its most recent cohort default rate is greater than 40 percent, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years. The new regulations also address cohort default rates for institutions that have undergone a change in status, such as acquisition or merger of institutions and acquisition of another institution's branches or locations.

If an institution's cohort default rate equals or exceeds 25% in each of the three most recent federal fiscal years, the institution may be placed on provisional certification status. Provisional certification does not limit an institution's access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. Strayer University's cohort default rates on FFEL Program loans for the 1999, 2000 and 2001 federal fiscal years, the three most recent years for which this information is available, were 5.6%, 4.7% and 4.3%, respectively. The average cohort default rates for proprietary institutions nationally were 9.3%, 9.4% and 9.0% in fiscal years 1999, 2000 and 2001, respectively.

The "90/10 Rule"

Under what is commonly referred to as the "90/10 Rule," the Higher Education Act provides that proprietary institutions of higher education, such as Strayer University, are eligible to participate in Title IV programs only if they derive no more than 90% of their revenues from Title IV programs, as determined in accordance with a formula described in the Department of Education regulations. A proprietary institution that violates the "90/10 Rule" loses its eligibility to participate in Title IV programs for at least one year. During 2002, Strayer University derived 55% of its revenues from tuition financed under Title IV programs.

Incentive Compensation

As a part of an institution's program participation agreement with the Department of Education and in accordance with the Higher Education Act, the institution may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity. The Department of Education recently promulgated regulations to clarify the incentive payment rule. The regulations set forth 12 "safe harbors," which describe payments or arrangements that do not violate the incentive payment rule. Failure to comply with the incentive payment rule could result in loss of ability to participate in federal student financial aid programs or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in Strayer University's present or former employee compensation and third-party contractual arrangements, Strayer University believes that its employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the Higher Education Act.

Distance Learning and the "50% Rules"

Strayer University offers all of its existing degree and diploma programs through Strayer University Online, delivering instruction via internet-based telecommunications from Strayer's Distance Learning Center in Lorton, Virginia. Strayer University Online has been approved by the applicable regulatory agencies in all states where our campuses and Strayer University Online facilities are located. During the fall 2003 quarter, Strayer University had 10,615 students taking at least one online course, 8,550 of whom took classes solely through Strayer University Online.

The Higher Education Act generally excludes from Title IV program participation institutions at which more than 50% of the institution's courses are offered by correspondence or at which 50% or more of the institution's students are enrolled in correspondence courses. The Secretary of Education is authorized to waive the limitation on student enrollment in correspondence courses at his/her discretion in the case of institutions offering two- or four-year programs leading to an associate or bachelor's degree. Department of Education regulations grant an automatic waiver of the limitation on student enrollment in correspondence courses if students enrolled in the institution's correspondence courses receive five percent or less of the total Title IV program funds received by all students enrolled at the institution and the institution offers two- or four-year programs leading to an associate or bachelor's degree. In addition, a student is not eligible for Title IV program funds for a correspondence course unless such course is part of a program leading to an associate, bachelor's or graduate degree. The Higher Education Act states that, with respect to institutions like Strayer University where at least half of the programs lead to an associate, bachelor's, or graduate degree, a student enrolled in a course of instruction that is offered in whole or in part through telecommunications and leads to a recognized certificate for a program of study of one year or longer, or to a recognized associate, bachelor's or graduate degree, is not considered to be enrolled in a correspondence course, unless the total number of telecommunications and traditional correspondence courses offered by the institution equals or exceeds 50% of the total number of courses offered by the institution. For purposes of the 50% rules, a course must be considered as being offered once during an award year regardless of the number of times it is offered during that year, and a course that is offered both on campus and online must be considered two courses for the purpose of determining the total number of courses the institution provided during an award year. Strayer University's policy is to ensure that it remains in compliance with the 50% rules by monitoring its course offerings and ensuring that the number of courses offered through Strayer University Online will not equal or exceed one-half of the total number of courses offered by Strayer University, calculated in accordance with Department of Education regulations. Strayer University does not offer traditional correspondence courses.

Compliance Reviews

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies and accrediting agencies. The Higher Education Act and Department of Education regulations also require an institution to submit annually a compliance audit of its administration of the Title IV programs conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit guides of the Department of Education's Office of Inspector General. In addition, to enable the Secretary of Education to make a determination of financial responsibility, an institution must submit annually audited financial statements prepared in accordance with Department of Education regulations.

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

If Strayer University lost its eligibility to participate in Title IV programs, or if the amount of available federal student financial aid were reduced, the University would seek to arrange or provide alternative sources of revenue or financial aid for students. The SEL Program would provide one such alternative, but there can be no assurance that the SEL Program could provide loans sufficient to make up for the loss of Title IV program funds. Although the University believes that one or more private organizations would be willing to provide financial assistance to students attending Strayer University, there is no assurance that this would be the case, and the interest rate and other terms of such student financial aid might not be as favorable as those for Title IV program funds. Strayer University may be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of eligibility of Strayer University to participate in Title IV programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on Strayer University even if it could arrange or provide alternative sources of revenue or student financial aid.

Restrictions on Adding Locations and Educational Programs

State requirements and accrediting agency standards may in certain instances limit the ability of Strayer University to establish additional locations and programs. Many states require approval before institutions can add new programs or teaching locations under specified conditions. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, and upon notification may undertake a review of the institution's accreditation. Based on its current understanding of how these standards will be applied, the University does not believe that these standards will have a material adverse effect on Strayer University or its expansion plans.

The Higher Education Act requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional locations that are exempt from the two-year rule. Such additional locations generally may qualify immediately for participation in the Title IV programs, unless the location was acquired from another institution that has ceased offering educational programs at that location and has Title IV liabilities that it is not repaying in accordance with an agreement to do so, and the acquiring institution does not agree to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution's accrediting agency. Strayer University's expansion plans assume its continued ability to establish new campuses as additional locations of Strayer University under such applicable regulations and thereby to avoid incurring the two-year delay in participation in Title IV programs. The loss of state authorization or accreditation by Strayer University or an existing campus, or the failure of Strayer University or a new campus to obtain state authorization or accreditation, would render Strayer University ineligible to participate in Title IV programs at least in that state or at that location.

The Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. If the institution participates in Title IV programs under provisional certification, as the University currently does as a result of New Mountain's ceasing to be a controlling stockholder of Strayer under applicable regulations (see "Change in Ownership Resulting in a Change of Control"), and in other circumstances specified in the Department of Education's regulations, the institution must obtain Department of Education approval for the new location before providing Title IV assistance to students at that location. Otherwise, once it reports the location to the Department of Education, the institution may disburse Title IV program funds to eligible students at that location if the location is licensed and accredited. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary Department of Education approval may be subject to administrative repayments and other sanctions. Strayer does not believe that the Department of Education's regulations will create significant obstacles to Strayer University's plans to add new campuses.

Generally, if an institution eligible to participate in Title IV programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a degree-granting institution such as Strayer is not obligated to obtain Department of Education approval of additional programs that lead to an associate, bachelor's, professional or graduate degree at a level already awarded. Similarly, an institution is not required to obtain advance approval for new programs that both prepare students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements. In the event that an institution that does not have the Department of Education's express approval for the addition of a new program erroneously determines that the new educational program is eligible for Title IV funds, the institution may be liable for repayment of Title IV aid received by the institution or students in connection with that program. Strayer does not believe that the Department of Education's regulations will create significant obstacles to Strayer University's plans to add new programs.

Change in Ownership Resulting in a Change of Control

Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. In addition, Strayer University's accrediting agency, Middle States, requires institutions that it accredits to inform it in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to Middle States include changes in the legal status, ownership or form of control of the institution, such as the sale of a proprietary institution. Middle States must approve a substantive change in advance in order to include the change in the institution's accreditation status.

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

Strayer University currently has DHS approval to admit foreign students for U.S. study, subject to applicable regulations. In certain circumstances, DHS may require an institution to obtain approval for a change in ownership and control.

Pursuant to federal law providing benefits for veterans and reservists, the University is approved for education of veterans and members of the selective reserve and their dependents by the state approving agency in the District of Columbia, Maryland, North Carolina, Tennessee and Virginia. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

In March 2001, in order to complete the change of ownership associated with Strayer's self-tender offer to repurchase common shares and its issuance of its Series A Preferred Stock to New Mountain Partners, L.P., which is a private equity fund managed by New Mountain Capital, LLC, and MidOcean (formerly known as DB Capital Investors, L.P.) which is a private equity fund managed by MidOcean US Advisor, L.P., Strayer University was required to make a number of submissions to educational regulatory bodies, including, among others: (1) filing a "substantive change" report with Middle States; (2) filing an application for approval to participate in federal student financial aid programs with the Department of Education; (3) filings with the D.C. Education Licensure Commission, the Maryland Higher Education Commission and the Virginia State Council of Higher Education; and (4) filings with the Immigration and Naturalization Service of the U.S. Department of Justice (DHS's predecessor agency with respect to, among other matters, foreign students and exchange visitors) and state approving agencies for veterans benefits in the District of Columbia, Maryland and Virginia. All of the applicable agencies approved the transaction, which closed in May 2001. As is customary for institutions undergoing a change of ownership resulting in a change of control, the Department of Education recertified the University on a provisional basis through June 30, 2004.

In February 2004, New Mountain transferred the Trust Shares, representing approximately 2.6% of the outstanding common stock equivalents of Strayer, to the New Mountain Strayer Trust, an irrevocable trust. The beneficiaries of the trust are all of New Mountain's partners, at the time of a distribution from the trust, who are U.S. citizens or residents for tax purposes. Before transferring the Trust Shares to the trust, New Mountain irrevocably deposited into escrow the Trust Shares and gave to the trustee an irrevocable proxy to vote the Trust Shares during the escrow period. In connection with the transfer to escrow and the associated reduction in New Mountain's ownership and control below the Department of Education 25% regulatory threshold, Strayer University was required to make a number of submissions to educational regulatory bodies, including, among others, filing an application for approval to continue to participate in federal student financial aid programs with the Department of Education. All of the applicable regulatory agencies approved the transaction. After the Department of Education and other relevant regulatory agencies approved the change in ownership and control resulting from the transfer of the Trust Shares into escrow, the escrow agent transferred the Trust Shares to the New Mountain Strayer Trust. The University's education regulators, including the Department of Education, Middle States and relevant state education agencies, either do not require or have provided approval in connection with the sale of stock by the selling stockholders.

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

The Form 10-K and other reports filed with the SEC can be read or copied at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 2.    Properties.

As of December 31, 2003, we have 27 campuses and six other properties. We own six properties and lease the others. The table below sets forth certain information regarding each of the Company's properties at December 31, 2003 (except as otherwise noted):

Campuses (27)

Location	Approximate Area In Square Feet	Year Initial Lease Term Expires (1)
Alexandria, VA	22,000	Facility is owned
Anne Arundel, MD	18,000	2017
Arlington, VA	25,000	2022
Cary, NC	12,500	2007
Charlotte (North), NC	12,500	2007
Charlotte (South), NC	12,500	2007
Chesapeake, VA	21,000	2011
Chesterfield, VA	20,000	2011
Delaware County (Springfield, PA)	13,100	2010
Fredericksburg, VA	17,500	2006
Greenville, SC	11,838	2010
Henrico County (Glen Allen, VA)	20,800	Facility is owned
Loudoun (Ashburn, VA)	30,000	Facility is owned
Lower Bucks County (Trevose, PA)	12,400	2010
Manassas, VA	20,800	Facility is owned
Memphis, TN (I)	13,000	2008
Memphis, TN (II)	10,000	2011
Montgomery County (Germantown, MD)	18,000	2005
Nashville, TN	13,000	2008
Newport News, VA	21,000	2011
Owings Mills, MD	15,000	2005
Prince George's County (Suitland, MD)	21,800	2013
Raleigh, NC	12,000	2010
Takoma Park (Washington, D.C.)	21,800	Facility is owned
Washington, D.C.	36,000	2015 (2)
White Marsh (Baltimore, MD)	20,000	2010
Woodbridge, VA	20,800	Facility is owned

Other Properties (6)

Location	Approximate Area In Square Feet	Year Current Lease Term Expires (1)
Corporate Headquarters (Arlington, VA)	7,000	2022
Corporate Headquarters (Rosslyn, VA)	8,000	2012
Regional Headquarters (Charlotte, NC)	2,200	2007
Regional Headquarters (Jessup, MD)	5,100	2006
Regional Headquarters (Lorton, VA)	16,200	2005
Strayer University Online (Newington, VA)	21,600	2011

(1)	Facility leases typically have renewal options.
(2)	In August 2003, the Washington, D.C. campus building was sold and the campus was relocated to a leased facility nearby.

Item 3.    Legal Proceedings.

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company's property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were voted upon by stockholders during the fourth quarter of 2003.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

Our Common Stock is traded on the Nasdaq National Market under the symbol "STRA." The following table sets forth, for the periods indicated, the high, low, and closing sale prices of the Company's Common Stock, as reported on the Nasdaq National Market.

	High	Low	Close

2003
First Quarter	$59.09	$49.60	$54.90
Second Quarter	$80.00	$54.04	$79.55
Third Quarter	$103.44	$76.26	$96.70
Fourth Quarter	$112.86	$91.50	$108.83
2002
First Quarter	$52.31	$42.30	$49.10
Second Quarter	$66.45	$48.03	$63.60
Third Quarter	$63.62	$47.10	$59.49
Fourth Quarter	$62.93	$47.34	$57.50

As of January 31, 2004, there were 10,703,395 shares of Common Stock outstanding, and approximately 100 holders of record. In addition, there exist a number (approximately 4,500 as of January 31, 2004) of institutional and other holders of Common Stock whose shares are held in nominee accounts by brokers. On January 31, 2004, we also had 3,936,876 shares of Series A Convertible Redeemable Preferred Stock including payment-in-kind dividends paid through January 1, 2004, which were convertible (as of that date) into the same number of shares of Common Stock. We also had outstanding options to purchase 1,131,667 shares of Common Stock as of January 31, 2004.

As announced on November 3, 2003, the Company's Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of the Common Stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company's management, depending on market conditions and other corporate considerations. The Company intends to effect such purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This Share Repurchase Plan may be modified, suspended or terminated at any time by the Company without notice. The 2003 activity associated with stock repurchases, all of which was part of a publicly announced plan, is as follows:

Total number of shares repurchased in 2003 (all during the fourth quarter)	32,350
Average price per share repurchased	$99.54
Amount available for future repurchases	$11,780,000

We have established a policy of declaring quarterly cash dividends at the rate of $0.065 per share ($0.26 annually) on our Common Stock. Consistent with this policy, we have paid Common Stock dividends in such amount on a quarterly basis for more than the past three years. Whether to declare dividends and the amount of dividends payable in the future will be reviewed periodically by our Board of Directors in light of the Company's earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will continue to be paid.

In 2001, we issued our Series A Convertible Redeemable Preferred Stock, the terms of which are described in detail in Note 7 to the Consolidated Financial Statements below. From May 15, 2001 until May 15, 2006, dividends on these preferred shares accrue at an annual rate of 7%, with 3.5% payable in cash when the dividend is declared and the rest accrued in the form of additional shares and compounding quarterly until the Series A Convertible Redeemable Preferred Stock either converts, is redeemed, or a liquidation event occurs. Beginning on May 16, 2006, dividends accrue at a rate of 3%, all of which are paid in cash when the dividend is declared. Commencing after May 15, 2004, the Company may effectively cause conversion into common stock of our Series A Convertible Redeemable Preferred Stock if our common stock trades at or above $52.00 per share for 20 consecutive days.

In November 2002, 2.3 million shares of Series A Convertible Redeemable Preferred Stock were converted into shares of common stock on a one for one basis and sold in a secondary public offering at $52.00 per share. The Company received no proceeds from the offering.

In February 2004, the Company announced that it had filed a registration statement with the Securities and Exchange Commission for a proposed secondary offering of 3.0 million shares of common stock. The Company will not receive any of the proceeds of the offering. In addition to the 3.0 million shares being offered, the underwriters have an option to purchase 450,000 shares to cover over-allotments, if any. The common shares proposed to be offered for sale will result from the conversion of convertible preferred stock and the partial exercise of an option currently held by New Mountain Partners, L.P., New Mountain Strayer Trust and MidOcean Capital Investors, L.P. (formerly DB Capital Partners, Inc.).

Set forth in the table below is information pertaining to securities authorized for issuance under our equity compensation plans. There are options but no warrants or other rights existing under these plans.

Equity Compensation Plan Information
as of December 31, 2003

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
1. Equity compensation plans previously approved by security holders
A. 1996 Stock Option Plan as amended at the May 2001 Annual Shareholders' Meeting	1,131,667	$41.05	334,405
2. Equity compensation plans not previously approved by security holders	—	—	—
Total	1,131,667	$41.05	334,405

Item 6.    Selected Financial Data.

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

	Year Ended December 31,
	1999	2000	2001	2002		2003
	(in thousands, except per share, percentage, enrollment and campus data)
Income Statement Data:
Revenues	$69,776	$78,214	$92,876	$116,710		$147,025
Costs and expenses:
Instruction and educational support	25,082	28,187	33,699	41,601		53,116
Selling and promotion	7,765	8,480	12,576	16,773		22,768
General and administration	9,405	10,620	13,094	17,107		20,013
Gain on sale of asset	—	—	—	—		1,772
Income from operations	27,524	30,927	33,507	41,229		52,900
Investment and other income	4,302	4,756	3,791	1,775		2,420
Secondary offering expenses	—	—	—	490		—
Income before income taxes	31,826	35,683	37,298	42,514		55,320
Provision for income taxes	12,500	13,974	14,489	16,730		21,646
Net income	19,326	21,709	22,809	25,784		33,674
Preferred stock dividends and accretion	—	—	5,010	7,344		5,136
Net income available to common stockholders	$19,326	$21,709	$17,799	$18,440		$28,538
Net income per share:
Basic	$1.25	$1.42	$1.62	$2.14		$2.67
Diluted	$1.23	$1.41	$1.55	$1.78		$2.27
Weighted average shares outstanding:
Basic	15,506	15,324	10,970	8,617		10,694
Diluted (a)	15,711	15,451	14,737	14,516		14,857
Other Data:
EBITDA (b)	$29,418	$32,990	$36,150	$44,381		$57,267
EBITDA as % of revenue	42.2%	42.2%	38.9%	38.0%		39.0%
Depreciation and amortization	$1,894	$2,063	$2,643	$3,642		$4,367
Capital expenditures	$4,851	$4,388	$6,274	$17,113	(c)	$6,840
Cash dividends per common share	$0.24	$0.25	$0.26	$0.26		$0.26
Enrollment (d)	11,504	12,096	14,009	16,532		20,138
Campuses (e)	13	14	17	20		25

	At December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$19,073	$32,116	$58,705	$67,256	$108,040
Working capital (f)	18,170	26,742	49,846	55,901	94,760
Total assets	98,096	119,139	110,488	140,124	182,556
Long-term liabilities	141	—	763	2,055	2,894
Total liabilities	17,035	21,395	29,513	39,942	53,892
Series A convertible redeemable preferred stock	—	—	148,347	93,807	95,686
Total stockholders' equity (deficit)	81,061	97,744	(67,372)	6,375	32,978

(a)	Diluted weighted average shares outstanding include common shares issued and outstanding, the assumed conversion of Series A Preferred Stock issued in May 2001, accrued payment-in-kind dividends on and assumed conversion of the Series A Preferred Stock and outstanding options (using the Treasury Stock Method).
(b)	As set forth in the table below, EBITDA is calculated by adding back to net income the provision for income taxes and depreciation and amortization, and subtracting from net income investment and other income. We believe that EBITDA serves as an important financial analysis tool for measuring and comparing financial information such as liquidity, operating performance and leverage. EBITDA should not be considered by the reader as an alternative to net income or other cash flow measures determined under generally accepted accounting principles as an indicator of our performance or liquidity. EBITDA as disclosed in this table may not be comparable to similarly titled amounts disclosed by other companies.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Net income	$19,326	$21,709	$22,809	$25,784	$33,674
Provision for income taxes	12,500	13,974	14,489	16,730	21,646
Investment and other income	(4,302)	(4,756)	(3,791)	(1,775)	(2,420)
Depreciation and amortization	1,894	2,063	2,643	3,642	4,367
EBITDA	$29,418	$32,990	$36,150	$44,381	$57,267

(c)	Reflects the purchase for $12 million of three previously leased campus facilities in January 2002.
(d)	Reflects student enrollment as of the beginning of the fall academic term for each year indicated.
(e)	Reflects number of campuses in operation at the end of each period indicated.
(f)	Working capital is calculated by subtracting current liabilities from current assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with "Selected Historical Financial and Other Information," our consolidated financial statements and the notes thereto, the "Cautionary Notice Regarding Forward-Looking Statements" and the other information appearing elsewhere, or incorporated by reference, in this annual report.

Background and Overview

We are an education services holding company that owns Strayer University and Education Loan Processing, Inc. ("ELP"). The University is an institution of higher education which as of December 31, 2003, offered undergraduate and graduate degree programs at 25 campuses in Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina and Tennessee and worldwide through Strayer University Online. Having sold its student loan portfolio in the fourth quarter of 2003, the Company uses ELP to originate student loans for expected future sale.

As set forth below, enrollment (measured by fall term to fall term), full-time tuition rates, revenues, income from operations and net income have all increased in each of the last three years.

	Year Ended December 31,
	2001	2002	2003
Fall term enrollment	14,009	16,532	20,138
% Change from prior year	16%	18%	22%
Full-time tuition (per credit hour)	$210.00	$220.50	$232.00
% Change from prior year	5%	5%	5%
Revenues (in thousands)	$92,876	$116,710	$147,025
% Change from prior year	19%	26%	26%
Income from operations (in thousands)	$33,507	$41,229	$52,900
% Change from prior year	8%	23%	28%
Net income (in thousands)	$22,809	$25,784	$33,674
% Change from prior year	5%	13%	31%
Diluted net income per share	$1.55	$1.78	$2.27
% Change from prior year	10%	15%	28%

Strayer University derives approximately 98% of its revenue from tuition collected from its students. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course prior to the beginning of the quarter. When students register for courses, tuition is recorded as unearned tuition, which is recognized as courses are taught through the academic quarter. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. The University also derives revenue from various fees such as application fees, placement examination fees and "no-show" fees related to students who fail to attend a course and do not officially withdraw. Interest earned on the Company's student loan portfolio and income generated from the sale of its student loans are recorded as revenue.

Strayer University records tuition receivable when students register for the academic quarter, generally prior to the end of the previous academic quarter. Because the University's academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due for students who have left the University is charged against the allowance. Our bad debt expense as a percentage of revenue for the years ended December 31, 2001, 2002 and 2003 was 1.7%, 1.5% and 1.8%, respectively.

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

General and administration expenses include salaries and benefits of employees engaged in management, student services, accounting, human resources, compliance and other corporate functions, along with the occupancy costs attributable to such functions.

Investment and other income consists primarily of earnings and realized gains or losses on investments. Commissions earned from third party bookstore sales are also recorded on this line item.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for uncollectible accounts, reserves for student loan losses and for indemnifications related to student loans sold, income tax provisions, valuation of deferred tax assets, and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements. Tuition income is deferred at the time of registration and is recognized as income, net of any refunds or withdrawals, throughout each respective quarter session. Advance registrations for the next quarter are recorded as unearned tuition. We record estimates for our allowance for uncollectible accounts for tuition receivable from students, for loan loss reserves from student loans granted and for indemnifications to third party purchaser of student loans. If the financial condition of our students were to deteriorate, resulting in impairment of their ability to make required payments for tuition or loans payable to us, additional allowances and loan reserves may be required. If the Company's obligations under the indemnifications provided to third party purchaser of student loans exceed management's estimates, additional reserves may be required. We record estimates for our accrued expenses and income tax liabilities. Should actual results differ from our estimates, revisions to our accrued expenses and income tax liabilities may be required.

Results of Operations

In 2003, the Company generated $147.0 million in revenue, a 26% increase compared to 2002, as a result of average enrollment growth of 20%, a 5% tuition increase at the beginning of 2003, and $0.6 million from the sale of its student loan portfolio. Income from operations was $52.9 million for 2003, an increase of 28%. This includes $1.8 million generated from the gain on the sale of the Washington, D.C. campus building and $0.6 million from the gain on sale of its student loan portfolio. Net income was $33.7 million, an increase of 31% compared to 2002. Net income includes $1.4 million for the gain on the sale of the Washington, D.C. campus building and gain on the sale of the student loan portfolio. Earnings per diluted share was $2.27 in 2003 compared to $1.78 in 2002. The earnings per diluted share impact of the two gains described above was $0.10.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2001	2002	2003
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	36.3	35.6	36.1
Selling and promotion	13.5	14.4	15.5
General and administration	14.1	14.7	13.6
Gain on asset sale	—	—	1.2
Income from operations	36.1	35.3	36.0
Investment and other income	4.1	1.5	1.6
Secondary offering expenses	—	0.4	—
Income before income taxes	40.2	36.4	37.6
Provision for income taxes	15.6	14.3	14.7
Net income	24.6%	22.1%	22.9%
Tax rate	38.8%	39.4%	39.1%

New Campuses

The Company's goal is to open new campuses every year with five new campuses planned for 2004. The Company's objective is to ultimately be a nationwide university. A new campus typically requires up to $1 million in upfront capital costs for leasehold improvements, furniture and fixtures and computer equipment. In the first year of operation, assuming a midyear opening, the Company expects to incur operating losses of about $1 million including depreciation related to capital costs described above. A new campus is expected to begin generating operating income on a quarterly basis after 4-6 quarters of operation, generally upon reaching an enrollment level of about 300 students. The Company's new campus notional model assumes an increase of average enrollment by 100-150 students per year until reaching a level of about 1,000 students. Given the potential return on investment achieved with each new campus (an estimated 70%), opening new campuses is an important part of the Company's strategy. The Company believes it has sufficient capital resources from cash, cash equivalents, marketable securities and cash generated from operating activities to continue to open new campuses for at least the next 12 months.

In 2003, the Company opened five new campuses – two in Tennessee (Memphis and Nashville) for the spring term, a second campus in Raleigh, North Carolina for the summer term, and two in Philadelphia, Pennsylvania for the fall term. Tennessee and Pennsylvania represent new states for the Company. In the prior year, the Company opened three new campuses, all in North Carolina – two of the campuses in Charlotte and one in the Raleigh-Durham area.

In 2004, the Company has opened two new campuses for spring term enrollment – one in Greenville, South Carolina and one in Memphis, Tennessee, its second one there. In addition, two campuses are planned for Atlanta, Georgia and another one in a state where it currently has a campus.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Enrollment.    Average enrollment increased 20% from 14,026 students for the year ended December 31, 2002 to 16,849 students for the same period in 2003. This growth is principally due to new campus openings, stable growth in our mature markets, and the rapid growth in markets outside of commuting distance to a Strayer University physical campus served by Strayer University Online.

Revenues.    Revenues increased 26% from $116.7 million in 2002 to $147.0 million in 2003 principally due to a 20% increase in the average enrollment and a 5% tuition increase in 2003. Also contributing to the increase was the gain on the sale of the Company's student loan portfolio which increased revenue by $0.6 million.

Instruction and educational support expenses.    Instruction and educational support expenses increased $11.5 million, or 28%, from $41.6 million in 2002 to $53.1 million in 2003. This increase was principally due to direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, campus facility costs and financial aid processing costs. These costs as a percentage of revenues increased to 36.1% in 2003 from 35.6% in 2002 largely attributable to the increase in new campus openings to five in 2003 compared to three in 2002.

Selling and promotion expenses.    Selling and promotion expenses increased $6.0 million, or 36%, from $16.8 million in 2002 to $22.8 million in 2003. This increase was principally due to the direct costs required to generate leads for enrollment growth. The addition of admissions officers, particularly at new campuses and at Strayer University Online, also contributed to the increase. These expenses as a percentage of revenues increased from 14.4% in 2002 to 15.5% in 2003 largely attributable to the increase in new campus openings to five in 2003 compared to three in 2002. New campus openings require disproportionately higher marketing expenses in the first few years of operation compared to older campuses.

General and administration expenses.    General and administration expenses increased $2.9 million, or 17%, from $17.1 million in 2002 to $20.0 million in 2003. This increase was principally due to increased employee compensation and related expenses, the addition of five new campuses in 2003, and higher bad debt expense related to higher revenues. General and administrative expenses as a percentage of revenues decreased to 13.6% in 2003 from 14.7% in 2002 primarily due to greater revenues being spread over the largely fixed costs of various centralized functions.

Gain on sale of asset.    In the third quarter of 2003, the Company sold its Washington, D.C. campus building for $5.2 million ($4.8 million net of selling expenses) and signed a lease for space in a nearby building. This transaction resulted in a gain of $1.8 million before tax.

Income from operations.    Income from operations increased $11.7 million, or 28%, from $41.2 million in 2002 to $52.9 million in 2003 due to the aforementioned factors.

Investment and other income.    Investment and other income increased $0.6 million, or 36%, from $1.8 million in 2002 to $2.4 million in 2003. This increase was principally due to a higher average cash balance, a higher average level of investments in marketable securities, and a $0.1 million gain before tax on the sale of marketable securities, partly offset by lower interest rates.

Provision for income taxes.    Income tax expense increased $4.9 million, or 29%, from $16.7 million in 2002 to $21.6 million in 2003 primarily due to the increase in income before taxes attributable to the factors discussed above. This was partly offset by a lower effective tax rate of 39.1% in 2003, compared to 39.4% in 2002, resulting primarily from investments in tax-exempt securities.

Net income.    Net income increased $7.9 million, or 31%, from $25.8 million in 2002 to $33.7 million in 2003 because of the factors discussed above.

The Company's financial results for the year ended December 31, 2003 are set forth in the financial statements below and presented in accordance with GAAP. As required by GAAP, these results include the positive impact of the previously announced sale of the Company's student loan portfolio in the fourth quarter as well as the gain on the sale of the Washington, D.C. campus building in the third quarter of 2003. These transactions increased revenue by $0.6 million, operating income by $2.4 million, net income by $1.4 million and earnings per diluted share by $0.10. Since the Company believes that the impact of these transactions is not necessarily recurring nor indicative of the Company's underlying performance, the table below sets forth the impact of excluding them from the Company's financial results. Secondary offering costs of $0.5 million incurred in the fourth quarter of 2002 are also excluded for the same reason.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
RECONCILIATION OF GAAP TO NON-GAAP MEASURES

	For the three months ended December 31, 2002				For the three months ended December 31, 2003
	(in thousands)				(in thousands)
	Under GAAP	Adjustment		Non-GAAP Measure	Under GAAP	Adjustment	Non-GAAP Measure	% Change 2002 to 2003 (Non-GAAP)
				(unaudited)			(unaudited)	(unaudited)
Revenues	$34,163	$—		$34,163	$43,373	$(580) (b)	$42,793	25%
Costs and expenses:
Instruction & educational	11,834	—		11,834	14,790	—	14,790	25%
Selling & promotion	4,236	—		4,236	5,829	—	5,829	38%
General & administration	4,349	—		4,349	5,327	—	5,327	22%
Gain on sale of assets	—	—		—	—	—	—
Income from operations	13,744	—		13,744	17,427	(580)	16,847	23%
Operating income margin	40.2%			40.2%	40.2%		39.4%
Investment and other income	533	—		533	570	—	570	7%
Secondary offering expenses	490	(490	)(a)	—	—	—	—
Income before income tax	13,787	490		14,277	17,997	(580)	17,417	22%
Provision for income taxes	5,527	40		5,567	6,891	(229)	6,662	20%
Net income	$8,260	$450		$8,710	$11,106	$(351)	$10,755	24%
Diluted EPS	$0.57	$0.03		$0.60	$0.74	$(0.02)	$0.72	20%

	For the year ended December 31, 2002				For the year ended December 31, 2003
	(in thousands)				(in thousands)
	Under GAAP	Adjustment		Non-GAAP Measure	Under GAAP	Adjustment		Non-GAAP Measure	% Change 2002 to 2003 (Non-GAAP)
				(unaudited)				(unaudited)	(unaudited)
Revenues	$116,710	$—		$116,710	$147,025	$(580)	(b)	$146,445	25%
Costs and expenses:
Instruction & educational	41,601	—		41,601	53,116	—		53,116	28%
Selling & promotion	16,773	—		16,773	22,768	—		22,768	36%
General & administration	17,107	—		17,107	20,013	—		20,013	17%
Gain on sale of assets	—	—		—	1,772	(1,772	)(c)	—
Income from operations	41,229	—		41,229	52,900	(2,352)		50,548	23%
Operating income margin	35.3%			35.3%	36.0%			34.5%
Investment and other income	1,775	—		1,775	2,420	—		2,420	36%
Secondary offering expenses	490	(490	)(a)	—	—	—		—
Income before income tax	42,514	490		43,004	55,320	(2,352)		52,968	23%
Provision for income taxes	16,730	40		16,770	21,646	(931)		20,715	24%
Net income	$25,784	$450		$26,234	$33,674	$(1,421)		$32,253	23%
Diluted EPS	$1.78	$0.03		$1.81	$2.27	$(0.10)		$2.17	20%

(a)	Secondary offering expenses in the fourth quarter of 2002
(b)	Gain on sale of student loan portfolio in the fourth quarter of 2003
(c)	Gain on sale of Washington, D.C. campus building in the third quarter of 2003

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

Enrollment.    Average enrollment increased 18% from 11,859 students for the year ended December 31, 2001 to 14,026 students for the same period in 2002. This growth is principally due to new campus openings, stable growth in our mature markets, and the rapid growth in markets outside of commuting distance to a Strayer University physical campus served by Strayer University Online.

Revenues.    Revenues increased 26% from $92.9 million in 2001 to $116.7 million in 2002 principally due to a 18% increase in the average enrollment and a 5% tuition increase in 2002.

Instruction and educational support expenses.    Instruction and educational support expenses increased $7.9 million, or 23%, from $33.7 million in 2001 to $41.6 million in 2002. This increase was principally due to direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, campus facility costs and financial aid processing costs. These costs as a percentage of revenues decreased to 35.6% in 2002 from 36.3% in 2001 largely attributable to the reduction in facility costs related to the purchase of three campus buildings in 2002.

Selling and promotion expenses.    Selling and promotion expenses increased $4.2 million, or 33%, from $12.6 million in 2001 to $16.8 million in 2002. This increase was principally due to the direct costs required to generate leads for enrollment growth. The addition of admissions officers, particularly at new campuses and at Strayer University Online, also contributed to the increase. These expenses as a percentage of revenues increased from 13.5% in 2001 to 14.4% in 2002 largely attributable to the impact of new campus openings (three in 2002 and 2001). New campus openings require disproportionately higher marketing expenses in the first few years of operation compared to older campuses.

General and administration expenses.    General and administration expenses increased $4.0 million, or 31%, from $13.1 million in 2001 to $17.1 million in 2002. This increase was principally due to the full year impact in 2002 of management infrastructure added during 2001, increased employee compensation and related expenses, the addition of three new campuses in 2002, and higher bad debt expense related to higher revenues. General and administrative expenses as a percentage of revenues increased to 14.7% in 2002 from 14.1% in 2001 due to the aforementioned factors.

Income from operations.    Income from operations increased $7.7 million, or 23%, from $33.5 million in 2001 to $41.2 million in 2002 due to the aforementioned factors.

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

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term. In 2003, enrollments at the beginning of the winter, spring, summer and fall academic terms were 16,558, 16,772, 13,928 and 20,138 respectively.

Costs generally are not affected by the seasonal factors as much as enrollment and revenue and do not vary significantly on a quarterly basis.

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2001, 2002 and 2003:

Quarterly Revenues
(dollars in thousands)

	2001		2002		2003
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$23,644	25%	$29,698	25%	$36,694	25%
June 30	23,826	26	29,823	26	36,965	25
September 30	18,222	20	23,026	20	29,993	20
December 31	27,184	29	34,163	29	43,373	30
Total for Year	$92,876	100%	$116,710	100%	$147,025	100%

Liquidity and Capital Resources

At December 31, 2003, we had cash, cash equivalents and marketable securities of $108.0 million compared to $67.3 million at December 31, 2002. Beginning in the second quarter of 2002, we began investing in a diversified no load, short-term, investment grade corporate bond fund in an effort to generate a somewhat higher yield on our short-term, liquid assets than our holdings in bank overnight deposits and money market funds, but taking only limited credit and interest rate risk. In the third quarter of 2003, this $26.1 million investment was liquidated generating a gain from sale of marketable securities of $0.1 million before tax. Most of the proceeds were re-invested in a diversified, shorter term, investment grade tax-exempt bond fund to further reduce the Company's interest rate risk and to benefit from the tax efficiency of the fund's underlying securities. As of December 31, 2003, we had a total of $25.9 million invested in this fund. At December 31, 2003, the 454 issues in this fund had an average credit rating of Aa1, an average maturity of 1.2 years and an average duration of 1.1 years, as well as an average yield to maturity of 1.4%. We had no debt as of December 31, 2003 or December 31, 2002.

For the year ended December 31, 2003, we generated $49.3 million net cash from operating activities compared to $31.7 million for the same period in 2002. The increase resulted primarily from increased net income and $10.5 million in cash generated from the sale of the Company's student loan portfolio in the fourth quarter of 2003.

Capital expenditures were $6.8 million for the year ended December 31, 2003 compared to $17.1 million for the same period in 2002, $12.0 million of which was for the purchase of three existing campus facilities. In the third quarter of 2003, net proceeds of $4.8 million were received for the sale of our Washington, D.C. campus building. Capital expenditures for the year ended December 31, 2004 are expected to be in the range of $9.0 to $12.0 million. For the year ended December 31, 2003, we paid $6.0 million in cash dividends – $3.2 million to our preferred stockholders and $2.8 million to our common stockholders.

In 2003, bad debt expense as a percentage of revenue was 1.8% compared to 1.5% for the same period in 2002. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was eight days at the end of the fourth quarter 2003 compared to seven days in 2002.

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

The table below sets forth the Company's cash and cash equivalents and marketable securities as of December 31, 2001, 2002 and 2003:

Cash and Marketable Securities
(in millions)

	At December 31,
	2001	2002	2003
Cash and cash equivalents	$58.7	$49.2	$82.1
Marketable securities (short-term bond fund)	—	18.1	25.9
Total	$58.7	$67.3	$108.0

	Year Ended December 31,
	2001	2002	2003
Investment and other income	$3.8	$1.8	$2.4

The table below sets forth our contractual commitments associated with operating leases and preferred stock cash dividends as of December 31, 2003. The actual number of preferred stock dividends may be smaller as it does not reflect that the Company has the right to cause conversion of all remaining Series A Convertible Redeemable Preferred Stock into common stock if the Company's common stock price trades above $52.00 per share for twenty consecutive trading days after May 15, 2004. Although they have historically been paid by the Company, common stock dividend payments are not a contractual commitment and therefore have been excluded from the table.

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$59,361	$6,872	$13,726	$11,026	$27,737
Preferred stock cash dividends	25,395	3,257	6,542	6,742	8,854
Total	$84,756	$10,129	$20,268	$17,768	$36,591

Total Potential Share Issuance

Shares used to compute diluted earnings per share include common shares issued and outstanding, the assumed conversion of shares of Series A Convertible Redeemable Preferred Stock outstanding or accrued and the assumed exercise of issued stock options using the treasury stock method. As of December 31, 2003, our total current and potential shares outstanding are as follows:

Shares
Current	(in thousands)
Weighted average common shares outstanding for the three months ended December 31, 2003	10,727
Series A Convertible Redeemable Preferred Stock, convertible on a 1:1 basis, outstanding or accrued at December 31, 2003	3,900
Authorized, issued and outstanding options using Treasury Stock Method	409
Subtotal	15,036

Potential
Accrual of in-kind dividends on Series A Convertible Redeemable Preferred Stock through May 2006	422	(a)
Total issued stock options, less options accounted for using the Treasury Stock Method above	723
Authorized but unissued options	334
Subtotal	1,479
Total current and potential	16,515

(a)	The actual number of preferred stock dividends may be smaller as it does not reflect the impact of the previously announced sale of shares by holders of the Company's Series A Convertible Redeemable Preferred Stock. Also, it does not reflect that the Company has the right to cause conversion of all remaining Series A Convertible Redeemable Preferred Stock into common stock if the Company's common stock price trades above $52.00 per share for twenty consecutive trading days after May 15, 2004. Of the 422,000 shares, 93,600 would potentially accrue through May 15, 2004.

Impact of Inflation

Inflation has not had a significant impact on the Company's historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2003, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

The Company is subject to the impact of interest rate changes and may be subject to changes in the market values of its future investments. The Company invests its excess cash in bank overnight deposits, money market funds and a short-term tax-exempt fund. The Company has not used derivative financial instruments in its investment portfolio.

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined market value due to changes in interest rates. As of December 31, 2003, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 8.    Financial Statements and Supplementary Data.

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Strayer Education, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Washington, D.C.
February 10, 2004

STRAYER EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$49,135	$82,089
Marketable securities available for sale, at fair value	18,121	25,951
Tuition receivable, net of allowances for doubtful accounts of $635 and $785 in 2002 and 2003, respectively	25,759	35,997
Student loans receivable — held for sale	—	65
Other current assets	773	1,656
Total current assets	93,788	145,758
Student loans receivable, net of allowances for losses of $603 and $127 in 2002 and 2003, respectively	9,453	—
Property and equipment, net	36,571	35,930
Restricted cash	—	500
Other assets	312	368
Total assets	$140,124	$182,556
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,534	$5,127
Accrued expenses	1,181	2,329
Income taxes payable	1,812	2,898
Dividends payable	1,507	1,510
Unearned tuition	29,853	39,134
Total current liabilities	37,887	50,998
Deferred income taxes	70	228
Long-term liabilities	1,985	2,666
Total liabilities	39,942	53,892
Commitments and contingencies
Mandatorily redeemable convertible Series A preferred stock, par value $.01; 6,000,000 shares authorized; 3,758,456 and 3,899,944 shares issued and outstanding as of December 31, 2002 and 2003, respectively	93,807	95,686
Stockholders' equity:
Common stock, par value $.01; 20,000,000 shares authorized; 10,652,412 and 10,703,395 shares issued and outstanding as of December 31, 2002 and 2003, respectively	107	107
Additional paid-in capital	58,868	59,838
Retained earnings (accumulated deficit)	(52,674)	(26,918)
Accumulated other comprehensive income (loss)	74	(49)
Total stockholders' equity	6,375	32,978
Total liabilities and stockholders' equity	$140,124	$182,556

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2001	2002	2003
Revenues	$92,876	$116,710	$147,025
Costs and expenses:
Instruction and educational support	33,699	41,601	53,116
Selling and promotion	12,576	16,773	22,768
General and administration	13,094	17,107	20,013
Gain on sale of asset	—	—	1,772
Income from operations	33,507	41,229	52,900
Investment and other income	3,791	1,775	2,420
Secondary offering expenses	—	490	—
Income before income taxes	37,298	42,514	55,320
Provision for income taxes	14,489	16,730	21,646
Net income	$22,809	$25,784	$33,674
Preferred stock dividends and accretion	5,010	7,344	5,136
Net income available to common stockholders	$17,799	$18,440	$28,538
Net income per share:
Basic	$1.62	$2.14	$2.67
Diluted	$1.55	$1.78	$2.27
Weighted average shares outstanding:
Basic	10,970	8,617	10,694
Diluted	14,737	14,516	14,857

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2001	2002	2003
Net income	$22,809	$25,784	$33,674
Other comprehensive income:
Unrealized gains (losses) on investments, net of taxes	—	74	(49)
Reclassification adjustment for realized gains included in net income, net of taxes	(403)	—	(74)
Comprehensive income	$22,406	$25,858	$33,551

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount				Total
Balance, December 31, 2000	15,303,166	$153	$33,119	$64,069	$403	$97,744
Exercise of stock options	224,246	2	1,493	—	—	1,495
Repurchase of common stock including transaction costs of $3,671	(7,175,000)	(72)	(34,528)	(148,446)	—	(183,046)
Preferred stock dividends and accretion	—	—	—	(5,010)	—	(5,010)
Common stock dividends ($0.26 annually per share)	—	—	—	(2,636)	—	(2,636)
Tax benefit from exercise of stock options	—	—	1,675	—	—	1,675
Reclassification adjustment for realized gains included in net income	—	—	—	—	(403)	(403)
Net income	—	—	—	22,809	—	22,809
Balance, December 31, 2001	8,352,412	83	1,759	(69,214)	—	(67,372)
Transaction costs for repurchase of common stock	—	—	—	(29)	—	(29)
Issuance of common stock for redemption of preferred stock	2,300,000	24	57,109	—	—	57,133
Preferred stock dividends and accretion	—	—	—	(7,344)	—	(7,344)
Common stock dividends ($0.26 annually per share)	—	—	—	(2,321)	—	(2,321)
Tax benefit from transaction costs for repurchase of common stock	—	—	—	450	—	450
Net unrealized gains on marketable securities, net of income tax	—	—	—	—	74	74
Net income	—	—	—	25,784	—	25,784
Balance, December 31, 2002	10,652,412	$107	$58,868	$(52,674)	$74	$6,375
Exercise of stock options	83,333	1	2,806	—	—	2,807
Repurchase of common stock	(32,350)	(1)	(3,220)	—	—	(3,221)
Preferred stock dividends and accretion	—	—	—	(5,136)	—	(5,136)
Common stock dividends ($0.26 annually per share)	—	—	—	(2,782)	—	(2,782)
Tax benefit from exercise of stock options	—	—	1,384	—	—	1,384
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(123)	(123)
Net income	—	—	—	33,674	—	33,674
Balance, December 31, 2003	10,703,395	$107	$59,838	$(26,918)	$(49)	$32,978

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income	$22,809	$25,784	$33,674
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(887)	—	(135)
Gain on sale of property and equipment	—	—	(1,772)
Amortization of deferred rent	—	(91)	337
Depreciation and amortization	2,643	3,642	4,367
Provision for student loan losses	196	243	141
Deferred income taxes	144	333	(19)
Changes in assets and liabilities:
Tuition receivable, net	(3,748)	(6,747)	(10,238)
Other current assets	(145)	(67)	(706)
Restricted cash	—	—	(500)
Other assets	—	(50)	7
Accounts payable	23	1,652	1,593
Accrued expenses	327	619	1,148
Income taxes payable	2,600	1,018	2,517
Unearned tuition	5,221	6,649	9,281
Student loans originated or acquired	(7,313)	(8,475)	(7,150)
Collections on student loans receivable	6,013	7,171	16,730
Net cash provided by operating activities	27,883	31,681	49,275
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	4,823
Proceeds from sale of marketable securities	50,126	—	26,135
Purchases of property and equipment	(6,274)	(17,113)	(6,840)
Purchases of marketable securities	—	(18,000)	(34,000)
Net cash provided by (used in) investing activities	43,852	(35,113)	(9,882)
Cash flows from financing activities:
Common dividends paid	(3,088)	(2,172)	(2,776)
Preferred dividends paid	(1,976)	(5,250)	(3,260)
Deferred lease incentives	763	1,313	11
Proceeds from exercise of stock options	1,495	—	2,807
Repurchase of common stock	(183,046)	—	(3,221)
Issuance of Series A Convertible Redeemable Preferred Stock, net	146,624	(29)	—
Net cash used in financing activities	(39,228)	(6,138)	(6,439)
Net increase (decrease) in cash and cash equivalents	32,507	(9,570)	32,954
Cash and cash equivalents — beginning of year	26,198	58,705	49,135
Cash and cash equivalents — end of year	$58,705	$49,135	$82,089

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization, Nature of Operations and Significant Accounting Policies.

Strayer Education, Inc. (the "Company"), a Maryland corporation, conducts its operations through its subsidiaries, Strayer University, Inc. (the "University") and Education Loan Processing, Inc. ("ELP"). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through, as of December 31, 2003, twenty-five campuses in Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina and Tennessee and worldwide via the Internet through Strayer University Online. The Company has also been approved to offer its programs in Georgia and plans to open two campuses as well as a second campus in Memphis, Tennessee in 2004. With the Company's focus on the customer, regardless of whether he or she chooses to take classes at a physical campus or online, we have only one reporting segment.

In May 2001, the Company underwent a $150 million recapitalization and change of control transaction in which it issued 5,769,231 shares of its Series A Convertible Mandatorily Redeemable Preferred Stock (the "Series A Convertible Redeemable Preferred Stock") of the Company to an investor group consisting of New Mountain Partners, L.P. and MidOcean Capital Investors, L.P. (formerly DB Capital Partners, Inc.) (collectively, the "Original Investors"). The Series A Convertible Redeemable Preferred Stock has an effective dividend yield of 5.43% and each share of Series A Convertible Redeemable Preferred Stock is currently convertible into one share common stock, subject to adjustment under certain circumstances. (See Note 7 below.) The Company used the $150 million, together with approximately $36.4 million of its cash and marketable securities, to repurchase 7,175,000 shares of outstanding common stock of the Company in a tender offer at $25.00 per share open to all shareholders; as the Company's shares had traded above $25.00 per share, only the Company's then CEO and majority stockholder tendered shares. In November 2002, 2.3 million shares of the Series A Convertible Redeemable Preferred Stock were converted into common stock on a 1 for 1 basis and, pursuant to the Original Investors' registration rights agreement with the Company, were sold in a secondary offering of common stock at $52.00 per share. The Company did not receive any proceeds from the offering. On February 3, 2004, the Company filed a registration statement with the Securities and Exchange Commission for a proposed secondary offering of 3.0 million shares of common stock. The Company will not receive any of the proceeds from this offering. The common shares proposed to be offered for sale will result from the conversion of convertible preferred stock and the partial exercise of an option currently held by New Mountain Partners, L.P., New Mountain Strayer Trust and MidOcean Capital Investors, L.P. (formerly DB Capital Partners, Inc.).

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

Tuition Revenues

Tuition income is deferred at the time of registration and is recognized as income, net of any refunds or withdrawals, throughout each respective quarter session. Advance registrations for the next quarter are shown as unearned tuition.

Student Loans Receivable

In the fourth quarter 2003, the Company sold its $10 million student loan portfolio to a national student loan marketing organization. The impact of this transaction was a gain of $0.6 million which was recorded as revenue. The Company may continue to originate student loans which it expects to periodically divest. Loans originated and held for sale are classified as a current asset. Student loans receivable, which were not included in the loan portfolio sale in the fourth quarter of 2003 and which are not held for sale, are classified as a non-current asset, consistent with industry practice.

Student loans receivable are stated at the amount of unpaid principal, reduced by an allowance for loan losses. Interest income from student loans is recorded as revenue and recognized using the effective interest method. Provisions for estimated losses on student loans not held for sale are charged to income in amounts sufficient to maintain the allowance at a level considered adequate to cover the losses of principal and interest in the existing loan portfolio, based upon historical trends, economic conditions and other information. ELP's charge-off policy is based on a loan-by-loan review; however, any loan with payments more than 120 days past due is written off against the allowance.

Concentration of Credit Risk

The Company places its cash and temporary cash investments in money market mutual funds and bank overnight deposits with high credit quality institutions. Cash and cash equivalent balances are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The Company has also been placing its excess cash in a diversified, short-term, investment grade, tax-exempt bond fund that is classified under "Marketable Securities."

Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University's student base, as of December 31, 2003, in Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina and Tennessee. The University establishes an allowance for doubtful tuition accounts based upon historical trends and other information.

With the sale of its student loan portfolio in the fourth quarter of 2003, the Company has significantly reduced its credit risk in this area. Although the Company may continue to originate student loans, it intends to divest these loans to long-term lenders which should keep credit risk to a minimum.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of the Company's assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair-value based model. Through 2003, no such impairment loss had occurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $2,643,000, $3,642,000 and $4,367,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Income Taxes

The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

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

The Black-Scholes option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

	2002	2003
Dividend yield	0.5%	0.5%
Risk-free interest rates	4.8%	3.0%
Volatility	43%	40%
Expected option term (years)	5.9	5.2
Weighted average fair value of options granted during the year	$23.65	$21.88

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date rather than the intrinsic-value method, our pro forma amounts would be as follows:

In thousands (except per share)	2001	2002	2003

Net income	$22,809	$25,784	$33,674
Stock-based compensation expense, net of tax	1,540	2,722	4,383
Pro forma net income	$21,269	$23,062	$29,291

Net income available to common stockholders	$17,799	$18,440	$28,538
Stock-based compensation expense, net of tax	1,540	2,722	4,383
Pro forma net income available to common stockholders	$16,259	$15,718	$24,155

Earnings per share
As reported:
Basic	$1.62	$2.14	$2.67
Diluted.	1.55	1.78	2.27
Pro forma:
Basic	$1.48	$1.82	$2.26
Diluted	1.44	1.59	1.97

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

Net Income Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows (in thousands):

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

	2001	2002	2003
Weighted average shares outstanding used to compute basic earnings per share	10,970	8,617	10,694
Incremental shares issuable upon the assumed conversion of Series A Convertible Redeemable Preferred Stock	3,661	5,713	3,846
Incremental shares issuable upon the assumed exercise of stock options	106	186	317
Shares used to compute diluted earnings per share	14,737	14,516	14,857

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the Treasury Stock Method.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates included allowances for uncollectible accounts and student loans receivable, accrued expenses, potential liabilities for the indemnifications related to the loan portfolio sale, and the provision for income taxes. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income consists of net income and unrealized gains (losses) on investments in marketable securities, net of income taxes.

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting for Asset Retirement Obligations. SFAS 143 addressees financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and related asset retirement costs. SFAS 143 is effective for financial statements with fiscal year's beginning after June 15, 2002, and it did not have a material impact on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring. Under EITF 94-3, a liability for an exit activity was recognized at the date of an entity's commitment to an exit plan. SFAS 146 required that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and it did not have a material impact on our financial statements.

In November 2002, the FASB approved FASB Interpretation No. 45 ("FIN 45") Guarantor's Accounting and Disclosure Requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the existing disclosure requirement for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 is effective on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the provisions of this interpretation and it did not have a material impact on our consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it requires prominent disclosure about the effects on reported net income of any entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 for the fiscal year ended December 31, 2002, and it did not have a material impact on our financial statements. We continue to use the intrinsic-value-based method of accounting for stock-based employee compensation as prescribed by APB Opinion No. 25.

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

In December 2003, the FASB issued FASB Interpretation No. 46 — An Interpretation of ARB 51 (revised December 2003) ("FAS 46R"), Consolidation of Variable Interest Entities. FIN 46R addresses consolidation by business enterprises of variable interest entities. FIN 46R is effective for periods ending after March 15, 2004 and is not expected to have a material impact on our financial statements.

2.    Investments — Marketable Securities.

The cost and fair value for investments in marketable securities as of December 31, 2002 and 2003 is as follows (in thousands):

	2002	2003
Cost	$18,000	$26,000
Gross unrealized gain (loss)	121	(49)
Fair value	$18,121	$25,951

The Company has invested some of its excess cash in a diversified, no load, short-term, investment grade, tax-exempt bond fund. At December 31, 2003, the 454 issues in this fund had an average credit rating of Aa1, an average maturity of 1.2 years, an average duration of 1.1 years and an average yield to maturity of 1.4%.

3.    Student Loans Receivable and Student Loans Receivable — Held for Sale.

In the fourth quarter 2003, the Company sold its student loan portfolio to a national student loan marketing organization. The Company recorded revenue of $580,000 for the gain on the sale of the portfolio. The Company also recorded a liability of $333,000 for the estimated potential payments under the indemnification provided to the purchaser of the loans (see Note 8). The Company may continue to originate student loans which it expects to periodically divest. Loans originated and held for sale are classified as a current asset. The Company had $65,000 of student loans receivable — held for sale at December 31, 2003.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

The loans receivable under the Strayer Education Loan Program as of December 31, 2002 and 2003 are as follows (in thousands):

	2002	2003
Student loans receivable, including accrued interest	$10,056	$127
Allowance for loan losses	(603)	(127)
Student loans receivable, net	$9,453	$—

As of December 31, 2003, the Company had $127,000 of student loans receivable which are not held for sale. Primarily due to poor credit quality and payment history, the Company has fully reserved these loans.

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

4.    Property and Equipment.

The composition of property and equipment as of December 31, 2002 and 2003 is as follows (in thousands):

	2002	2003	Estimated useful life (years)
Land	$7,334	$6,526	—
Buildings and improvements	19,970	17,558	5-40
Furniture and equipment	17,245	22,700	5-7
Leasehold improvements	5,050	6,357	3-10
Vehicles	22	22	5
Construction in progress	37	4	—
	49,658	53,167
Accumulated depreciation and amortization	(13,087)	(17,237)
	$36,571	$35,930

In addition, $1,313,000 and $11,000 in leasehold improvements, paid by lessors as lease incentives, were capitalized in 2002 and 2003, respectively.

5.    Restricted Cash.

In 2003, as part of commencing operations in the state of Pennsylvania, the Company was required to maintain a "minimum protective endowment" of at least $500,000. These funds are required as long as the Company operates its campuses in the state. The Company accounts for these funds as a long-term asset.

6.    Stock Option Plan.

In July 1996, the Company set aside 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan, which was amended at the May 2001 Annual Shareholders' Meeting to increase the shares authorized for issuance thereunder by 1,000,000 (as amended, "the Plan") to 2,500,000 in total. The Plan provides for the grant of options intended to qualify as incentive stock options,

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

and also provides for the grant of non-qualifying options to employees and directors of the Company. Options may be granted to eligible employees of the Company at the discretion of the Board of Directors, at option prices based on a minimum of at least the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors. The maximum term of the options was five years before the amendment and seven years after the amendment. Stock option activity for the years ended December 31, 2001, 2002 and 2003 are as follows:

	Number of shares	Weighted-average exercise price
Balance, December 31, 2000	224,703	$6.67
Grants	930,000	36.43
Exercises	(224,246)	6.67
Forfeitures	(457)	6.67
Balance, December 31, 2001	930,000	36.43
Grants	50,000	51.83
Exercises	—	—
Forfeitures	(10,000)	49.33
Balance, December 31, 2002	970,000	37.09
Grants	245,000	54.19
Exercises	(83,333)	33.69
Forfeitures	—	—
Balance, December 31, 2003	1,131,667	$41.05

The number of shares exercisable as of December 31, 2001, 2002 and 2003 are as follows:

	Number of shares	Weighted-average exercise price
Exercisable, December 31, 2001	—	—
Exercisable, December 31, 2002	293,330	$35.87
Exercisable, December 31, 2003	506,662	$36.40

Since 2001, new options were granted to key executives and new outside directors in conjunction with the recapitalization that took place in May 2001 and the retention of a new senior management team. The weighted average exercise price per share of all options as of December 31, 2003 was $41.05. The options vest over three to four years with exercise prices ranging from $33.69 to $67.87. All options granted after 2000 expire within six to eight years from date of grant and have a weighted-average contractual life of 4.4 years as of December 31, 2003.

7.    Terms of the Series A Convertible Mandatorily Redeemable Preferred Stock.

In May 2001, the Company underwent a $150 million recapitalization and change of control transaction in which it issued 5,769,231 shares of its Series A Convertible Mandatorily Redeemable Preferred Stock (the "Series A Convertible Redeemable Preferred Stock") to New Mountain Partners, L.P. ("New Mountain") and MidOcean Capital Investors, L.P. ("MidOcean"), formerly known as DB Capital Investors, L.P. The Company used the $150 million, together with approximately $36.4 million of its cash and marketable securities, to repurchase 7,175,000 shares of outstanding common stock of the Company from the Company's then chief executive officer and majority stockholder at $25.00 per share. The Series A Convertible Redeemable Preferred Stock has an effective dividend yield of 5.43% and each share of Series A Convertible Redeemable Preferred Stock is currently convertible into one share of common stock, subject to adjustment under certain circumstances. In February 2004, New Mountain deposited 350,000 of its shares of the Company's Series A Convertible Redeemable Preferred Stock (together with all associated accrued cash and stock dividends) (the "Trust Shares") into the New

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

Mountain Strayer Trust (together with New Mountain and MidOcean, the "Investors") for the benefit of its partners. In addition, the Series A Convertible Redeemable Preferred Stock has the following material terms:

Authorized

A total of 6,000,000 shares of Series A Convertible Redeemable Preferred Stock, par value $.01, have been authorized. The Company issued 5,769,231 shares of Series A Convertible Redeemable Preferred Stock in the May 2001 recapitalization. During 2001, the Company recorded 76,445 shares as accrued in-kind dividends. As of December 31, 2001, 5,845,676 shares of Series A Convertible Redeemable Preferred Stock were issued and outstanding. During 2002, the Company recorded 212,780 shares as accrued in-kind dividends. In November 2002, 2.3 million shares of the Series A Convertible Redeemable Preferred Stock were converted on a 1 for 1 basis into common stock. As of December 31, 2002, 3,758,456 shares were issued and outstanding. During 2003, the Company recorded 141,488 shares as accrued in-kind dividends. The number of Series A Convertible Redeemable Preferred Stock outstanding as of December 31, 2003 is 3,899,944 shares. Series A Convertible Redeemable Preferred Stock activity from December 31, 2001 to December 31, 2003 is reflected in the table below including the conversion of 2.3 million shares into common stock in November 2002:

Series A Convertible Redeemable Preferred Stock
(in thousands)
Balance, December 31, 2000.	—
Issuance of shares	$150,000
Issuance costs	(3,375)
Dividend-accrue in-kind shares.	3,335
Accretion of carrying value	(1,613)
Balance, December 31, 2001	$148,347
Dividend-accrue in-kind shares.	5,080
Shares converted into common shares	(57,132)
Accretion of carrying value	(2,488)
Balance, December 31, 2002 ..	$93,807
Dividend-accrue in-kind shares .	3,743
Accretion of carrying value	(1,864)
Balance, December 31, 2003 ..	$95,686

Series A Convertible Redeemable Preferred Stock dividends and accretion are recorded based on an effective yield of 5.43% applied to the carrying value of the Series A Convertible Redeemable Preferred Stock.

Ranking

The shares of Series A Convertible Redeemable Preferred Stock rank, as to dividends, redemption payments and rights upon liquidation, dissolution or winding up, senior to the shares of common stock and on a parity with each other.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

Dividends

The holders of shares of Series A Convertible Redeemable Preferred Stock are entitled to receive dividends prior to any amounts being paid on the shares of common stock when, as and if declared by the Board of Directors out of funds legally available therefore. Dividends on the Series A Convertible Redeemable Preferred Stock are payable as follows:

•	From the original issuance date of the Series A Convertible Redeemable Preferred Stock until May 15, 2006, dividends accrue at an annual rate of 7.0% of the sum of the liquidation amount, which is $26.00 per share (subject to adjustment), plus any accumulated and unpaid dividends, with 3.5% of the original investment amount payable in cash when the dividend is declared and the rest accrued in additional shares and compounding quarterly until the Series A Convertible Redeemable Preferred Stock either converts, is redeemed or a liquidation event occurs.

•	Beginning on May 16, 2006, dividends will accrue at an annual rate of 3.0% of the sum of the liquidation amount plus any accumulated and unpaid dividends, all of which will be payable in cash on a quarterly basis when the dividend is declared.

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

Conversion at the Option of the Holder

The shares of Series A Convertible Redeemable Preferred Stock are currently convertible, in whole or in part, at the option of the holder, into shares of common stock at a conversion rate of one share of common stock for each share of Series A Convertible Redeemable Preferred Stock, subject to adjustment for certain events, including stock splits, stock dividends and dilutive issuances of capital stock.

Liquidation Rights

Upon any liquidation, dissolution or winding up of the Company, the holders of Series A Convertible Redeemable Preferred Stock are entitled to a liquidation preference, prior to any amounts being paid on the common stock, in an amount equal to the greater of:

(1)	The sum of $26.00 per share of Series A Convertible Redeemable Preferred Stock plus accumulated and unpaid dividends to the payment date (in each case, as adjusted for stock dividends, stock combinations, or similar events) and

(2)	The product of

(a)	the price of the common stock calculated as the average of the daily closing prices for the common stock for five consecutive trading days selected by the Board of Directors out of the 20 trading days preceding the date of the liquidation, dissolution or winding up; and

(b)	the number of shares of common stock which the holders of Series A Convertible Redeemable Preferred Stock would have been entitled to receive if they had converted their shares immediately prior to liquidation, dissolution or winding up.

Change of Control

Upon any change of control of the Company, the holders of Series A Convertible Redeemable Preferred Stock are entitled, in each holder's sole discretion, to elect to receive the liquidation amount per share, as described above, plus accumulated and unpaid dividends to the payment date. If no election is made, the holders will retain their shares of Series A Convertible Redeemable Preferred Stock.

The Company's charter prohibits it from entering into most change of control transactions unless the transaction provides that the holders of Series A Convertible Redeemable Preferred Stock have the right

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

to convert such shares into the same kind and amount of securities, cash and other property that such holder would have received if the Series A Convertible Redeemable Preferred Stock had been converted into common stock immediately prior to the proposed transaction. If the consideration to be received by the holders of common stock in a proposed transaction is less than the adjusted conversion price for the Series A Convertible Redeemable Preferred Stock in effect at the time of the transaction, then the holders of Series A Convertible Redeemable Preferred Stock would be entitled, immediately prior to the proposed transaction, to convert such Series A Convertible Redeemable Preferred Stock into common stock at a per share conversion price equal to 99% of the per share consideration to be received in the proposed transaction by the holders of common stock.

Voting Rights

Each holder of Series A Convertible Redeemable Preferred Stock is entitled to the number of votes per share equal to the number of whole shares of common stock into which all of the holder's shares of Series A Convertible Redeemable Preferred Stock are convertible with respect to all matters submitted for stockholder approval. Except as provided by law or by the express terms of the Series A Convertible Redeemable Preferred Stock, holders of Series A Convertible Redeemable Preferred Stock vote together with holders of the common stock as a single class. For so long as there are any shares of Series A Convertible Redeemable Preferred Stock outstanding, the approval of the holders of at least a majority of the Series A Convertible Redeemable Preferred Stock will be required to take certain actions including:

•	any reclassification of the Series A Convertible Redeemable Preferred Stock or any amendment, alteration or repeal of any provision of our charter or bylaws that adversely affects the dividend or liquidation preferences, voting powers or other rights of the holders of the Series A Convertible Redeemable Preferred Stock;

•	the authorization, creation or issuance of additional equity securities ranking senior to or on par with the Series A Convertible Redeemable Preferred Stock with respect to liquidation or distributions, or any security convertible into, or which provides a right to acquire, a senior or pari passu security;

•	any issuance of shares of common stock at a per share price equal to or less than $26.00, subject to certain adjustments, or securities convertible into or exchangeable for common stock at a per share conversion or exchange price equal to or less than $26.00; and

•	the declaration, payment or making of any dividend or distribution on the common stock other than our regular quarterly dividend of $0.065 per share of common stock subject to nominal increases consistent with past practices.

Redemption at the Company's Option

The Series A Convertible Redeemable Preferred Stock may not be redeemed at the Company's option until May 15, 2004. From and after May 15, 2004 and until May 15, 2006, so long as the common stock is listed on the New York Stock Exchange or The Nasdaq National Market, the Company may redeem shares of the Series A Convertible Redeemable Preferred Stock, in whole or in part, within 45 days of any period in which the closing price of the common stock for at least 20 consecutive trading days equals or exceeds 200% of the conversion price, which is initially $26.00 per share; provided that the 20-day period may not begin before May 15, 2004. After May 15, 2006, the Company may redeem the Series A Convertible Redeemable Preferred Stock, in whole or in part, at the discretion of the majority of the members of the board of directors who are not elected by the holders of the Series A Convertible Redeemable Preferred Stock. In either case, the redemption price of each share of Series A Convertible Redeemable Preferred Stock is equal to the liquidation amount, plus accumulated and unpaid dividends to the redemption date. The decision to redeem the Series A Convertible Redeemable Preferred Stock is to be made in the discretion of the directors not elected by the holders of the Series A Convertible Redeemable Preferred Stock.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

Redemption at the Option of the Holder

The holders of the Series A Convertible Redeemable Preferred Stock have the right to require the Company to redeem their shares only:

•	after the tenth anniversary of the original issuance of the shares (May 15, 2011);

•	upon a change of control of the Company; or

•	in the event the Company sells all or substantially all of its assets.

Upon the occurrence of any of these events, a holder of Series A Convertible Redeemable Preferred Stock may require the Company to redeem all or a part of that holder's shares of Series A Convertible Redeemable Preferred Stock, at a purchase price in cash equal to the liquidation amount, as adjusted, of each share to be redeemed plus accumulated and unpaid dividends to the redemption date.

Registration Rights

Demand Registration

The Company has agreed, pursuant to a Registration Rights Agreement dated as of May 15, 2001 with New Mountain and MidOcean, as successor to DB Capital Investors, L.P., that if it is not eligible to use the short-form registration statement, Form S-3 (as it currently is), it will register the resale of the securities held by New Mountain and MidOcean upon their request, as follows:

•	the Company will not register the resale of securities more than two times;

•	the Company will not register the resale of securities more than once during any six-month period; and

•	The aggregate offering price of the resale of securities must be at least $10 million.

However, if the Company is eligible to use the short-form registration statement, Form S-3, New Mountain and MidOcean will also have the right to request registration on that form two times during any one year for a "shelf" registration permitted by Rule 415 under the Securities Act. A majority of the holders of the securities originally issued to New Mountain and MidOcean is required to request the "shelf" registration.

If the Company's Board of Directors determines that filing a requested registration statement would result in a disclosure of information that would materially and adversely affect any proposed or pending material transaction, the Company may delay the registration. No postponement may exceed 90 days and all postponements shall not exceed 120 days in the aggregate in any 12-month period.

The Company may register securities for its own account or for the account of other stockholders in a registration requested by New Mountain and MidOcean, so long as the inclusion of additional securities does not reduce the amount of securities that may be sold by New Mountain and MidOcean.

Securities registrable under the Registration Rights Agreement include the Series A Convertible Redeemable Preferred Stock, the common stock and other securities, if any, issuable upon conversion of the Series A Convertible Redeemable Preferred Stock, the common stock, if any, purchased by New Mountain and MidOcean in accordance with the option granted to them by the Company's former chief executive officer and majority stockholder, and any securities issued to them in accordance with their preemptive rights.

Piggy-Back Registration

Under the Registration Rights Agreement, the Investors have unlimited piggy-back registration rights. Piggy-back registration means the rights of the holders of the registration rights to include their shares in a registration filed by the Company for its own account or in a registration the Company has filed upon the request of other stockholders.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

Expenses

Except as described in the letter agreement among the Company, New Mountain and MidOcean (see "February 2004 Letter Agreement"), the Company will bear all the expenses of registration, other than any fees and disbursements of the underwriters that are customarily borne by selling stockholders and all underwriting discounts, commissions and transfer taxes relating to securities sold pursuant to an exercise of registration rights under the Registration Rights Agreement.

February 2004 Letter Agreement

On February 3, 2004, the Company entered into a letter agreement with New Mountain and MidOcean that clarified the parties' understanding of certain of the terms of the Series A Convertible Redeemable Preferred Stock. Under the agreement, the parties confirmed their understanding that, in determining the number of shares of common stock issuable in connection with any conversion of the Series A Convertible Redeemable Preferred Stock, dividends accrue on a daily basis up to but excluding the date of conversion. As part of the agreement, the Company agreed to pursue all necessary regulatory approvals that are required in connection with sales of New Mountain's and MidOcean's shares. New Mountain and MidOcean agreed to pay the Company's expenses in connection with obtaining these approvals and in connection with certain offerings up to $850,000. Under the agreement, the Company also granted, subject to customary confidentiality restrictions and restrictions on use, certain limited information rights to New Mountain, for so long as the shares constituting its original investment in the Company that remain beneficially owned by New Mountain represent at least 5% of the Company's common stock determined on an as-converted basis.

Indemnification

The Company has agreed to indemnify the Investors against any losses, including fees and other expenses, which may arise out of an untrue statement or an omission of a material fact in any registration statement, other than untrue statements or omissions of material facts made in or omitted from the registration statement made in reliance on written information furnished by the Investors to the Company for use in the registration statement. Each Investor, severally and not jointly, has agreed to indemnify the Company and any underwriter participating in the registration statement against any losses that may arise out of any untrue statement or omissions of material facts made in or omitted from the registration statement in reliance on written information furnished by the Investors to the Company for use in the registration statement. The amounts owed by the Investors under this indemnification obligation shall not exceed the proceeds the Investors received from the sale of securities under the registration statement.

Transferability of Registration Rights

The Investors may freely transfer the registration rights to any of their affiliates. The Investors may also transfer the registration rights to any other person to whom the Investors or their affiliates transfer shares of Series A Convertible Redeemable Preferred Stock or the common stock into which the Series A Convertible Redeemable Preferred Stock converts having an aggregate purchase price or liquidation amount of at least $10 million.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

Other Terms of Series A Preferred Stock

Corporate Governance

Pursuant to the terms of the Series A Convertible Redeemable Preferred Stock, the holders of the Series A Convertible Redeemable Preferred Stock are initially entitled to elect one-half of the members of the Company's Board of Directors. The percentage of the Company's Board of Directors that the holders of the Series A Convertible Redeemable Preferred Stock may elect decreases as the number of shares of Series A Convertible Redeemable Preferred Stock outstanding decreases in the following manner:

% of Series A Convertible Redeemable Preferred Stock Originally Issued Still Outstanding	% or Number of Directors
90% and above	50%
50% to 89.9%	40%
25% to 49.9%	25%
10% to 24.9%	one member
0% to 9.9%	none

So long as at least 10% of the Series A Convertible Redeemable Preferred Stock originally issued remains outstanding, each committee of the board of directors, the board of directors of any subsidiary of the Company and each committee of any such subsidiary's board of directors shall include a proportionate number of directors nominated by the holders of the Series A Convertible Redeemable Preferred Stock.

In addition, in the event that the Company fails to pay the redemption price for the Series A Convertible Redeemable Preferred Stock in connection with a proper redemption request in an amount at least equal to $30 million, the holders of the Series A Convertible Redeemable Preferred Stock will be able to elect a majority of the Company's Board of Directors until the redemption price is paid.

Any significant changes in the Company's ownership and control could require Department of Education or other regulatory agency approval.

In addition to any other Board of Directors or stockholder action that may be required, for so long as the holders of Series A Convertible Redeemable Preferred Stock own shares of Series A Convertible Redeemable Preferred Stock and/or shares of common stock representing (on an as-converted basis) at least 50% of the Series A Convertible Redeemable Preferred Stock originally issued to the holders of the Series A Convertible Redeemable Preferred Stock, the approval of a majority of the directors elected by the holders of the Series A Convertible Redeemable Preferred Stock will be required in order for the Company to take certain actions, including:

•	Any authorization or issuance, reclassification, repurchase, redemption or other acquisition of any of the Company's equity securities or any rights, warrants, options or other securities exercisable for or convertible into any equity securities;

•	Any issuance or incurrence of indebtedness that would result in the Company having in excess of an aggregate of $25 million of indebtedness outstanding;

•	Any liquidation, dissolution, winding up or reorganization of the Company;

•	Any transaction or series of related transactions involving a change of control or the sale of all or substantially all of the Company's equity or assets, or any acquisition, disposition or other business combination involving consideration in excess of $20 million;

•	Any amendment to the Company's charter or bylaws; and

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

•	The removal or replacement of, or the establishment of the level or form of compensation payable to, the Company's chief executive officer, chief operating officer or chief financial officer.

Preemptive Rights

So long as the holders of the Series A Convertible Redeemable Preferred Stock own shares of Series A Convertible Redeemable Preferred Stock and/or shares of common stock representing (on an as-converted basis) at least 50% of the shares of the Series A Convertible Redeemable Preferred Stock originally issued to the holders of the Series A Convertible Redeemable Preferred Stock, the holders of the Series A Convertible Redeemable Preferred Stock have the right to purchase their pro rata portion of new equity securities that the Company issues, other than certain exempt issuances.

8.    Long-Term Liabilities.

Lease Incentives

In conjunction with the opening of new campuses in Charlotte, North Carolina (two campuses), Cary, North Carolina, and corporate offices in Arlington, Virginia, during 2002, the Company was reimbursed by the lessors for improvements made to the leased properties in the amount of $1,313,000. In 2003, there was an $11,000 reimbursement for improvements made to a leased regional office in Jessup, Maryland. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2002 and 2003, the Company had deferred lease incentives of $1,829,000 and $1,513,000, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Schedule Rent Increases", the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2002 and 2003, the Company had lease obligations of $156,000 and $820,000, respectively.

Indemnification on the Sale of Student Loans

In the fourth quarter of 2003, the Company sold its student loan portfolio to a national student loan marketing organization. Under the terms of the Indemnification Agreement, the Company has provided an indemnification to the purchaser of the student loans for claims that may arise due to loan documentation, regulatory compliance, and loan servicing for the student loans that were sold. The Company did not indemnify the purchaser for any credit risk associated with the loans sold. The Company has recorded a liability of $333,000 for the estimated potential payments under the indemnification as of December 31, 2003 and classified it as a long-term liability on the balance sheet.

9.    Other Employee Benefit Plans.

The Company has a 401(k) plan covering all eligible employees of the Company. Participants may contribute up to $13,000 of their base compensation. Employee contributions are voluntary. Discretionary contributions were made by the Company, matching up to 2% of annual wages contributed to the plan each year, and were $205,000, $304,000 and $338,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 90 percent of its market value at the date of purchase. Purchases are limited to 10 percent of an employee's eligible compensation. The aggregate number of shares of common

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. During 2001, 2002 and 2003, 6,540, 7,443 and 5,563 shares, respectively, were purchased in the open market for employees, at average prices of $42.44, $53.08 and $65.10 per share, respectively.

10.    Stock Repurchase Plan.

As announced on November 3, 2003, the Company's Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of the Common Stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company's management, depending on market conditions and other corporate considerations. The Company intends to effect such purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This Share Repurchase Plan may be modified, suspended or terminated at any time by the Company without notice. The 2003 activity associated with stock repurchases, all of which was part of a publicly announced plan, is as follows:

Total number of shares repurchased in 2003 (all during the fourth quarter)	32,350
Average price per share repurchased.	$99.54
Amount available for future repurchases	$11,780,000

11.    Commitments and Contingencies.

The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

As of December 31, 2003, the Company had long-term operating leases for twenty-one of its campuses and other administrative locations. Rent expense was $5,533,000, $5,165,000 and $6,279,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Prior to the purchase of three of these campuses in February 2002, the Washington D.C. campus and three of the Virginia campuses were leased from entities affiliated with the Company's former CEO and majority stockholder. Rent paid to these entities was $1,946,000, $502,000 and $346,000 for the years ended December 31, 2001, 2002 and 2003, respectively. In February 2002, the Company acquired the Washington D.C., Manassas, Virginia, and Woodbridge, Virginia, campuses for an aggregate of $12,000,000 from entities affiliated with the Company's former CEO and majority stockholder. Accordingly, only one lease remains outstanding with affiliates of the Company's former CEO and majority stockholder. This lease involved total payments of $346,000 in 2003 and expires in 2006. In 2003, the Washington, D.C. campus was sold for $5.2 million and the Company realized a gain of $1.8 million, pre-tax.

The rents on the Company's leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2003, are as follows (in thousands):

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

	Total	Total Amount Payable To Related Parties
2004	$6,872	$359
2005	7,087	370
2006	6,639	156
2007	5,992	—
2008	5,034	—
Thereafter ..	27,737	—
	$59,361	$885

In addition, the Company has available two $10.0 million credit facilities from two banks. Interest on any borrowings under the facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company does not pay a fee for this facility. There have been no borrowings by the Company under the credit facility.

12.    Income Taxes.

The income tax provision for the years ended December 31, 2001, 2002 and 2003 is summarized below (in thousands).

	2001	2002	2003
Current:
Federal	$12,123	$13,403	$17,911
State	2,222	2,994	3,706
	14,345	16,397	21,617
Deferred:
Federal	129	299	25
State	15	34	4
	144	333	29
	$14,489	$16,730	$21,646

The tax effects of the principal temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows as of December 31, 2002 and 2003 (in thousands):

	2002	2003
Tuition receivable and student loans	$254	$314
Accrued vacation payable ..	44	113
Unrealized gains on marketable securities ..	(47)	—
Current net deferred tax asset	251	427

Student Loans	241	183
Property and equipment	(373)	(739)
Deferred leasing costs	62	328
Long-term net deferred tax liability	(70)	(228)
Net deferred tax asset	$181	$199

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(continued)

A reconciliation between the Company's statutory tax rate and the effective tax rate for the years ended December 31, 2001, 2002 and 2003 is as follows:

	2001	2002	2003
Statutory federal rate ..	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	3.9%	4.6%	4.3%
Other	(0.1%)	(0.2%)	(0.2%)
Effective tax rate ..	38.8%	39.4%	39.1%

Cash payments for income taxes were $11,649,000 in 2001, $15,502,000 in 2002 and $19,150,000 in 2003.

13.    Summarized Quarterly Financial Data (Unaudited).

Quarterly financial information for 2002 and 2003 is as follows (in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2002
Total revenues ..	$29,698	$29,823	$23,026	$34,163
Income from operations ..	11,818	11,710	3,958	13,744
Net income ..	7,430	7,384	2,710	8,260
Net income available to common stockholders	5,414	5,359	675	6,992
Net income per share:
Basic	$0.65	$0.64	$0.08	$0.74
Diluted	$0.52	$0.51	$0.19	$0.57

	Quarter
	First	Second	Third	Fourth
2003
Total revenues ..	$36,694	$36,965	$29,993	$43,373
Income from operations ..	14,097	14,033	7,340	17,427
Net income	8,872	8,841	4,854	11,106
Net income available to common stockholders	7,597	7,560	3,567	9,812
Net income per share:
Basic	$0.71	$0.71	$0.33	$0.91
Diluted	$0.61	$0.60	$0.32	$0.74

STRAYER EDUCATION, INC.
Schedule II — Valuation and Qualifying Accounts
(in thousands)

Description	Balance beginning of period	Additions charged to expense	Deductions	Balance end of period	Bad debt expense as a % of revenue
Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2003	$635	$2,670	$(2,520)	$785	1.8%
Year ended December 31, 2002	457	1,794	(1,616)	635	1.5%
Year ended December 31, 2001	489	1,578	(1,610)	457	1.7%
Allowance for loan losses:
Year ended December 31, 2003	603	141	(617)	127
Year ended December 31, 2002	536	243	(176)	603
Year ended December 31, 2001	465	196	(125)	536

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2003. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant has in place, as of December 31, 2003, appropriate controls and procedures designed to ensure that information required to be disclosed by the Registrant (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Registrant's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10.    Directors and Executive Officers.

The following table sets forth certain information with respect to the Company's directors and executive officers.

Name	Age	Position
Directors:
Robert S. Silberman	46	Chairman of the Board and Chief Executive Officer
Dr. Charlotte F. Beason	56	Director
William E. Brock	73	Director
David A. Coulter	56	Director
Gary Gensler	46	Director
Robert R. Grusky	46	Director
Robert L. Johnson	57	Director
Steven B. Klinsky	47	Director
Todd A. Milano	51	Director
G. Thomas Waite, III	52	Director
J. David Wargo	50	Director
Executive Officers:
Scott W. Steffey	42	Executive Vice President and Chief Operating Officer
Dr. J. Chris Toe	49	University President
Mark C. Brown	44	Senior Vice President and Chief Financial Officer
Steven A. McArthur	46	Senior Vice President and General Counsel
Robert E. Farmer	65	Vice President, Human Resources, Administration and Training
Lysa A. Hlavinka	37	Vice President, Marketing
Kevin P. O'Reagan	44	Vice President and Chief Technology Officer
Sonya G. Udler	36	Vice President, Corporate Communications
Michael J. Fortunato	40	Controller

Directors

Mr. Robert S. Silberman has been Chairman of the Board since February 2003 and Chief Executive Officer since March 2001. Mr. Silberman was Executive in Residence at New Mountain Capital, LLC from August 2000 to March 2001. From 1995 to 2000, Mr. Silberman served as President and Chief Operating Officer (and in certain other capacities) of CalEnergy Company, Inc. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Mr. Silberman has been a Director of Strayer since March 2001. He also serves on the Board of Directors of Surgis, Inc.

Dr. Charlotte F. Beason is a consultant in education and health care administration. From 1988 – 1996 she was Director of Health Professions Education Service and the Health Professional Scholarship Program at the Department of Veterans Affairs. From 2000 to 2003, Dr. Beason was Chair and Vice Chair of the Commission on Collegiate Nursing Education (an autonomous agency accrediting baccalaureate and graduate programs in nursing); she is currently a member of the Accreditation Review Committee of the American Nurses Credentialing Commission. Dr. Beason is a member of the Nominating/Governance Committee of the Board and also a member of the Strayer University Board of Trustees.

Mr. William E. Brock is the Founder and has been Chairman of BRIDGES Learning Systems, Inc., an education services company, since 1996. From 1988 to 1995, Mr. Brock was the founder and Chairman of the Brock Group, a firm specializing in international trade, investment and human resources. From 1985 to 1987, Mr. Brock served as the U.S. Secretary of Labor. From 1981 to 1985, Mr. Brock served as the U.S. Trade Representative. From 1977 to 1981, Mr. Brock served as Chairman of the Republican National Committee. Mr. Brock served as a U.S. Senator from the State of Tennessee from 1971 to 1977. Mr. Brock is also a Director of On Assignment, Inc., HealthExtras, Inc. and Federal Medical, Inc. Mr. Brock is Chair of the Nominating/Governance Committee of the Board.

Mr. David A. Coulter has been Vice Chairman, J.P. Morgan Chase & Co. from December 2000 to the present. Mr. Coulter was Vice Chairman of The Chase Manhattan Corporation from July 2000 to December 2000. Prior to joining Chase, for several years, Mr. Coulter led the west coast operations of the Beacon Group, a private investment and strategic advisory firm, and prior to that Mr. Coulter served as the Chairman and Chief Executive Officer of the BankAmerica Corporation. Mr. Coulter currently serves on the Board of Directors of PG&E Corporation, and he is Chair of the Compensation Committee of the Board.

Mr. Gary Gensler served as Under Secretary of the U.S. Department of the Treasury from 1999 to 2001, and before that as Assistant Secretary of the Treasury from 1997 to 1999. From 1988 to 1997, Mr. Gensler was a partner of The Goldman Sachs Group, L.P., where he served in various capacities including co-head of finance, responsible for controllers and treasury worldwide. Mr. Gensler is co-author of "The Great Mutual Fund Trap." He serves as a Trustee of the Baltimore Museum of Art, the Bryn Mawr School, The Enterprise Foundation and is a member of the Board of Visitors of the University of Maryland Baltimore County and is a member of the Board of the Johns Hopkins Center for Talented Youth. Mr. Gensler also serves on the Management Advisory Board of New Mountain Capital, L.L.C. Mr. Gensler is Chair of the Audit Committee of the Board.

Mr. Robert R. Grusky has been a Member of New Mountain Capital, LLC since January 2000. Since 2000, Mr. Grusky has also been the managing member of the limited liability company that is the general partner of Hope Capital Partners, L.P., an investment partnership that invests primarily in public equities. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990-1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities, including Vice President at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He is also on the Board of Directors of Surgis, Inc. and a member of the Board of Trustees of Hackley School and the Multiple Myeloma Research Foundation. Mr. Grusky is a member of the Nominating/Governance Committee of the Board.

Mr. Robert L. Johnson is the founder and Chief Executive Officer of Black Entertainment Television (BET), a subsidiary of Viacom and the leading African American-operated media and entertainment company in the United States. Mr. Johnson has held this position for more than five years. Mr. Johnson previously held positions at the Washington Urban League and the Corporation for Public Broadcasting. Mr. Johnson serves on the following boards: US Airways; Hilton Hotels Corporation; General Mills; United Negro College Fund; National Cable Television Association; and the American Film Institute. Mr. Johnson is also a member of the Board of Governors for the Rock and Roll Hall of Fame in Cleveland, Ohio; and the Brookings Institute. Mr. Johnson is a member of the Compensation Committee of the Board.

Mr. Steven B. Klinsky is the Founder and has been the Managing Member and Chief Executive Officer of New Mountain Capital, LLC since January 2000. From 1987 to June 1999, Mr. Klinsky was a general partner of Forstmann Little & Co., a private equity firm. Mr. Klinsky was non-executive Chairman of the Board from March 2001 until February 2003. Mr. Klinsky is the Board's Presiding Outside Director. He also serves on the Board of Directors of Surgis, Inc.

Mr. Todd A. Milano has been President and Chief Executive Officer of Central Pennsylvania College since 1989. Mr. Milano is a member of the Audit Committee of the Board and is also a member of the Strayer University Board of Trustees.

Mr. G. Thomas Waite, III has been Treasurer and Chief Financial Officer of the Humane Society of the United States since 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership. Mr. Waite is a member of the Audit Committee of the Board and is also a member of the Strayer University Board of Trustees.

Mr. J. David Wargo has been a Member of New Mountain Capital, LLC since January 2000. Since 1993, Mr. Wargo has also been the President of Wargo and Company, Inc., an investment management company. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is also a Director of OPENTV Corporation. Mr. Wargo is a member of the Compensation Committee of the Board.

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

Dr. J. Chris Toe is the University's President. Dr. Toe has spent 25 years in government, international business, and higher education. Eight of his 14 years in higher education have been at Strayer, which he joined in 1993. He began his career as an economist in the West African Republic of Liberia and served on the economics faculty at Texas Tech University in Lubbock, Texas for many years. Prior to becoming University President, Dr. Toe was University Provost and Academic Dean. Prior to that, he managed enrollment and student services, and graduate programs at the University. He has been a Professor and Campus Dean, and he still teaches a graduate research class.

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

Mr. Robert E. Farmer is Vice President of Human Resources, Administration and Training for Strayer, a position to which he was appointed in 2001. Previously, Mr. Farmer was the University's Director of Operations (in 2000) and Director of Human Resources for the University, a position he held since 1995. Mr. Farmer was the Campus Coordinator of the University's Arlington campus from 1992 until 1995, and he was the Director of Admissions at that campus from 1990 to 1992.

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

Certain Significant Employees of the University

The following information is supplied with respect to certain other significant employees of the University:

Name	Age	Position
Dr. J. Chris Toe	49	University President
Kristin Jones	32	Dean of Academic Development and Training
James F. McCoy	44	Regional Director — North Carolina, South Carolina, Tennessee and Georgia
Stan L. Petree	50	Regional Academic Dean — North Carolina, South Carolina, Tennessee and Georgia
Reginald Rainey	36	Regional Director — Virginia
Dr. John R. Cronin	57	Regional Academic Dean — Virginia
Michael O. Williams	50	Regional Director — Maryland, Pennsylvania and Washington, D.C.
Keith D. Dillon	46	Regional Academic Dean — Maryland, Pennsylvania and Washington, D.C.
Pamela S. Bell	44	Director, Strayer University Online
Betty G. Shuford	61	Dean of Student Affairs
Marjorie Arrington	42	Director of Financial Aid and Title IV Compliance
Ann P. Berger	49	Director of Business Development
Gregory Ferenbach	45	Deputy General Counsel
David A. Moulton	51	Director of Libraries
Randi S. Reich	30	Director of Business Processes
Geoffrey D. Roth	38	Director of Facilities
Michael K. Schuchert	33	Director of Institutional Research and Assessment
Cyndi L. Wastler	38	Director of Academic Records

Dr. J. Chris Toe, 49, is the University's President. Dr. Toe has spent 25 years in government, international business, and higher education. Eight of his 14 years in higher education have been at Strayer, which he joined in 1993. He began his career as an economist in the West African Republic of Liberia and served on the economics faculty at Texas Tech University in Lubbock, Texas for many years. Prior to becoming University President, Dr. Toe was University Provost and Academic Dean. Prior to that, he managed enrollment and student services, and graduate programs at the University. He has been a Professor and Campus Dean, and he still teaches a graduate research class.

Ms. Kristin Jones, 32, is the University's Dean of Academic Development and Training. Ms. Jones is responsible for managing the development and training processes for academic faculty and staff. As part of her role, she oversees the development of training manuals, monitors academic qualifications, and works closely with the Director of Institutional Research and Assessment on outcome assessment and review efforts. Ms. Jones has been with Strayer University for 6 years and has served in a number of positions, including Campus Dean, Campus Manager, and Admissions Officer. Prior to joining Strayer, Ms. Jones taught within the Virginia Community College System.

Mr. James F. McCoy, 44, is the University's Regional Director-North Carolina, South Carolina, Tennessee and Georgia with oversight responsibilities for all administrative functions of that Region's campuses, including student enrollment, retention, collection of revenue and budget. Mr. McCoy has been active in proprietary education for the past 19 years, and joined Strayer in 1994. He has worked with several school systems including Phillips and Branell in management capacities at both the campus and corporate levels. Mr. McCoy has extensive experience in new campus start-ups, P&L management, and accreditation and compliance regulations. In addition, he has management experience in both the administrative and academic operations of a campus.

Mr. Stan Petree, 50, is the University's Regional Academic Dean-North Carolina, South Carolina, Tennessee and Georgia. Mr. Petree has been with Strayer for 7 years and has held a number of administrative and academic positions in the University. Currently, Mr. Petree has supervisory responsibilities for the academic administration of eight campuses. Prior to his appointment as Regional Academic Dean, his most recent position was Campus Dean at the North Charlotte Campus. Mr. Petree also has over 20 years of experience in the office furniture and retail drug industries.

Mr. Reginald Rainey, 36, is the University's Regional Director-Virginia, with oversight responsibilities for all administrative functions of that Region's campuses. Mr. Rainey has been with Strayer University sixteen years, with experience in Campus Manager and other positions including student enrollment, retention, collection of revenue and budget.

Dr. John R. Cronin, 57, is the University's Academic Dean-Virginia who, in conjunction with the President, coordinates academic and administrative support services for the region's undergraduate and graduate programs. Dr. Cronin joined Strayer in 1986 as an adjunct and has been a full-time professor as well as Dean of the Henrico campus. Prior to that, he served in Viet Nam with the US Marines and then worked as a defense consultant in Washington, D.C. and the United Kingdom while completing his doctorate in politics at the University of London.

Mr. Michael O. Williams, 50, is the University's Regional Director-Maryland, Pennsylvania, and Washington D.C. with oversight responsibilities for all administrative functions of that Region's campuses, including student enrollment, retention, collection of revenue and budget. Mr. Williams has been employed at the University since 1992. Mr. Williams, an alumnus of the graduate program at Strayer University, was a former Campus Coordinator of the Washington Campus, 1995-2000, and previously an admissions representative.

Mr. Keith D. Dillon, 46, is the University's Regional Academic Dean-Maryland, Pennsylvania, and Washington, D.C. with oversight responsibilities for all academic functions of that Region's campuses. Mr. Dillon's qualifications include a life-long commitment and experience in educating adult learners, including 8 years teaching at the university level and 24 years as a business, government and senior academic administrator. Mr. Dillon has been employed with Strayer University since 1999, has served as a Professor and Campus Dean, and continues to teach graduate computer and business courses.

Ms. Pamela S. Bell, 44, is the University's Director of Strayer University Online. In this capacity, Ms. Bell oversees all functions including, academics, admissions, international outreach and business operations for Strayer University Online. She manages the delivery and ensures the quality of teaching in online courses; coordinates online assessment of faculty for technology-mediated teaching; and is responsible for faculty training. Prior to her appointment as Director in February 2002, Ms. Bell served for almost three years as Assistant Vice President and Division Manager at SAIC managing various online related programs and applications. Prior to this, Ms. Bell served with Strayer University Online in various assignments, including Academic Dean, Distance Learning Coordinator and Admissions Counselor.

Ms. Betty G. Shuford, 61, is the University's Dean of Student Affairs with the responsibility for ensuring the non-academic needs of students are being met in all regions. Ms. Shuford has been with Strayer University for nineteen years. She previously served in a number of positions, including Regional Director and Administrative Dean, and Campus Manager at four different campuses.

Ms. Marjorie Arrington, 42, is the University's Director of Financial Aid and Title IV Compliance. Ms. Arrington is responsible for administering the University's Title IV programs and insuring that all University practices in this area comply with the applicable administrative and regulatory standards required by the HEA. Ms. Arrington has been actively involved with the state, regional and national associations of student financial aid administrators and the U.S. Department of Education. Ms. Arrington has over 17 years of experience in the administration of Title IV funds.

Ms. Ann P. Berger, 49, is the University's Director of Business Development. In this role, Ms. Berger works with Fortune 500 companies to provide ways for further educating their employees as part of the organizations' workforce development efforts. Prior to joining Strayer University, Ms. Berger worked for Chubb Computer Services staffing and training division with responsibilities for the Southeastern Region. Ms. Berger is a CPA, who before Chubb, was involved with a number of computer technology companies in various capacities including program and sales management.

Mr. Gregory Ferenbach, 45, is the University's Deputy General Counsel. Mr. Ferenbach provides advice and counsel on diverse legal and policy issues including regulatory compliance, strategic alliances with corporations and government institutions, key contracts with suppliers, litigation and human resources issues. Mr. Ferenbach is also responsible for the legal aspects of expansion into new states, including obtaining regulatory approvals, and for federal government relations. Prior to joining Strayer, Mr. Ferenbach was Senior Vice President and General Counsel to the Public Broadcasting Service (PBS).

Mr. David A. Moulton, 51, is the University's Director of Libraries. Mr. Moulton manages library services and collections for all campus locations as well as for online users. Mr. Moulton oversees the operations of the University's main library, the Wilkes Library in D.C. and the Learning Resource Centers at each campus. Mr. Moulton has been employed by Strayer for 26 years in a variety of Librarian positions. Mr. Moulton has a Masters Degree in Library Science and has held membership in the American Library Association for over 25 years and has been a member of the Virginia Library Association for 15 years.

Ms. Randi S. Reich, 30, is the University's Director of Business Processes. In this role, Ms. Reich is responsible for achieving efficiencies through process improvement with particular emphasis on systems enhancements. Ms. Reich previously held the positions of Director of New Campus Openings and Director of Corporate and Institutional Alliances and also served as a campus manager at Strayer. Prior to joining Strayer, Ms. Reich co-founded and managed business and strategic development for Mascot Network, an application service provider serving the higher education market with an "enterprise portal". Ms. Reich also served several years in city government with the City of New York as the Assistant Director in the Mayor's Office of Transportation and also worked at Boston Consulting Group.

Mr. Geoffrey D. Roth, 38, is the University's Director of Facilities with responsibility for leasing, managing and maintaining all campus locations and other University real estate. Mr. Roth is responsible for all aspects of site selection, transaction management, construction, furniture & equipment delivery and relocation. Mr. Roth also works with each campus to insure that from a fiscal and physical perspective, each location is maintained to Strayer standards. Mr. Roth has 15 years of corporate real estate experience, including serving as a Director of Corporate Services at Cushman & Wakefield, Inc. where he helped Fortune 500 clients manage their real estate portfolios.

Mr. Michael K. Schuchert, 33, is the University's Director of Institutional Research and Assessment. Prior to joining Strayer University in 2001, Mr. Schuchert served as the Director of Institutional Research at the Montgomery County Community College. Mr. Schuchert has several years experience serving as a research associate at the American Sociological Association, the Association of American Medical College, and a senior associate at the American Association of Health Plans. Mr. Schuchert also teaches undergraduate sociology and statistics courses at Strayer University.

Ms. Cyndi L. Wastler, 38, is the University's Director of Academic Records. Mrs. Wastler is responsible for the oversight of the University's Transcript Evaluation Center, the Records Office, Veterans Services, and the warehouse. In addition, she also works with other University administrators on regulatory and compliance matters that affect the University. Mrs. Wastler has been with the University for eleven years working within in the Academic Records Office. Previously, Mrs. Wastler was in retail sales management.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is composed of Gary Gensler, Todd A. Milano and G. Thomas Waite, each of whom are independent as that term is used in Item 7(d)(3)(IV) of Schedule 14A under the Exchange Act.

The Board of Directors has determined that Gary Gensler qualifies as an "audit committee financial expert", as defined by Securities and Exchange Commission Rules, based on his education, experience and background.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% stockholders to file reports of beneficial ownership of equity securities of the Company's and to furnish copies of such reports to the Company. Based on a review of such reports, and upon written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2003, all such filing requirements were met.

Code of Ethics

The Board of Directors adopted a Code of Ethics in February 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Sonya G. Udler, Vice President of Corporate Communications, 1100 Wilson Blvd. Suite 2500, Arlington, VA 22209, (703) 247-2500. In the event that we make any amendment to, or grant any waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website, located at www.strayereducation.com.

Item 11.    Executive Compensation.

Executive Compensation

The following table sets forth annual and long-term compensation for the fiscal years ended December 31, 2001, 2002 and 2003 for services in all capacities to the Company of the Chief Executive Officer and the other four highest compensated executive officers.

Summary Compensation Table

	Annual Compensation						Long-Term Compensation Awards
	Year	Salary		Bonus	All Other Compensation(f)		Securities Underlying Options/SAR's
Robert S. Silberman	2003	$420,000		$550,000		$4,000	100,000 shares
Chairman & CEO	2002	$358,750		$300,000		$110,215
	2001	$290,242	(a)	$265,000		$136,575	350,000 shares
Scott W. Steffey	2003	$227,000		$300,000		$4,000	25,000 shares
Executive VP & COO	2002	$213,281		$170,000		$4,000
	2001	$170,539	(b)	$210,000		$93,150	250,000 shares
Mark C. Brown	2003	$186,500		$250,000		$3,730	10,000 shares
Senior VP & CFO	2002	$179,375		$135,000		$94,161
	2001	$57,212	(c)	$70,000		$32,303	85,000 shares
Steven A. McArthur	2003	$190,000		$250,000		$3,800	25,000 shares
Senior VP & Gen. Counsel	2002	$179,375		$150,000		$70,755
	2001	$114,569	(d)	$135,000		$43,856	125,000 shares
Kevin P. O'Reagan	2003	$160,000		$125,000	$	N/A	10,000 shares
Vice President & CTO	2002	$153,750		$75,000		N/A
	2001	$92,885	(e)	$60,000		N/A	40,000 shares

(a)	Mr. Silberman joined the Company in March 2001. The 2001 salary amount is prorated.
(b)	Mr. Steffey joined the Company in March 2001. The 2001 salary amount is prorated.
(c)	Mr. Brown joined the Company in September 2001. The 2001 salary amount is prorated.
(d)	Mr. McArthur joined the Company in May 2001. The 2001 salary amount is prorated.
(e)	Mr. O'Reagan joined the Company in July 2001. The 2001 salary amount is prorated.
(f)	Other Compensation reflects, if applicable, Company 401(k) match of up to $4,000 and reimbursement for relocation expenses and associated tax gross-up.

Option Grants in Last Fiscal Year

	Individual Grants
Name	Number of Securities Underlying Options Granted (a)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	Fair Value of Options at Grant Date (b)
Robert S. Silberman	100,000	43%	$53.61	Feb. 11, 2009	$2,128,000
Chairman & CEO
Scott W. Steffey	25,000	11%	$53.61	Feb. 11, 2009	$532,000
Executive VP & COO
Mark C. Brown	10,000	4%	$53.61	Feb. 11, 2009	$213,000
Senior VP & CFO
Steven A. McArthur	25,000	11%	$53.61	Feb. 11, 2009	$532,000
Senior VP & Gen. Counsel
Kevin P. O'Reagan	10,000	4%	$53.61	Feb. 11, 2009	$213,000
Vice President & CTO

(a)	Vesting 1/3 on Febuary 11, 2004, 2005 and 2006
(b)	Fair value of options at grant date is computed using Black-Scholes methodology (See "Stock Options" in Note 1 for assumptions used to estimate fair value).

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values*

			Number of Securities Underlying Unexercised Options Held at Fiscal Year End (#)		Value of Unexercised in-the-Money Options at Fiscal Year End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Robert S. Silberman	0	$0	233,333	216,667	$17,533,000	$14,289,000
Scott W. Steffey	0	$0	166,666	108,334	$12,524,000	$7,643,000
Mark C. Brown	0	$0	56,666	38,334	$3,479,000	$2,291,000
Steven A. McArthur	83,333	$3,503,400*	0	66,667	$0	$4,512,000
Kevin P. O'Reagan	0	$0	26,666	23,334	$1,683,000	$1,394,000

*	Pre-tax value.

Directors' Compensation

Directors who are employees receive no additional compensation for serving as Directors. All Directors are reimbursed for expenses incurred in connection with their attendance at Board and Committee meetings, and during the year ended December 31, 2003, non-employee Directors received $2,000 in cash compensation for each Board of Directors meeting attended. As of January 1, 2004, non-employee Directors will receive $4,000 in cash compensation for each Board of Directors meeting attended. Following the annual stockholders meeting occurring after new Directors first join the Board, under the Company's Stock Option Plan, as amended in May 2001, such new directors are also granted options to purchase up to 10,000 shares of common stock pursuant to a mechanical pricing formula resulting in an exercise price set at a premium equal to the risk free rate of return above the then current market price. (Messrs. Klinsky, Grusky and Wargo elected not to receive cash or option compensation for serving on the Board.).

Employment Agreements and Change in Control Arrangements

In April 2001, the Company entered into an employment agreement with Mr. Silberman. The employment agreement provides for an initial three-year term, expiring on December 31, 2004, but is automatically extended for an additional year commencing on January 1, 2002 and each January 1 thereafter, unless the Company or Mr. Silberman has given written notice by September 30 of the immediately preceding year that it or Mr. Silberman, as the case may be, does not wish to extend the term of the agreement. For his services, Mr. Silberman is entitled to receive an annual salary of at least $350,000 plus a performance bonus based on his overall performance.

In the event that Mr. Silberman is terminated by the Company without cause, he is entitled to receive a lump-sum payment of any earned but unpaid salary, bonus and benefits, plus an amount equal to three times his base salary and, in the event of a termination upon a change in control of the Company, three times his latest bonus actually paid. The agreement also contains covenants restricting Mr. Silberman from competing with the Company for three years after his termination of employment and requires Mr. Silberman to keep confidential the Company's proprietary information.

None of the Company's other executive officers have entered into employment agreements with the Company.

Other Compensation Plans

The Company maintains a retirement plan (the "401(k) Plan") intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is a defined contribution plan that covers all full-time employees of the Company of at least 21 years of age. Effective January 1, 2004, employees may contribute up to $13,000 of their annual wages (subject to an annual limit prescribed by the Internal Revenue Code) as pretax, salary deferral contributions. The Company, in its discretion, matches employee contributions up to a current maximum authorized amount under the plan of 2% of annual wages. The Company also maintains an Employee Stock Purchase Plan (the "Employee Purchase Plan"). The purpose of the Employee Purchase Plan is to enable eligible full-time employees of the Company, through payroll deductions, to purchase shares of our Common Stock at a 10% discount from the prevailing market price from time to time.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our common stock as of January 31, 2004 (except as otherwise indicated), by each person known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, each of our directors, and all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the Securities and Exchange Commission by those persons or upon information otherwise provided by those persons to us. The percentages reflected in the table for each beneficial owner are calculated based on the number of shares of common stock outstanding on the record date plus those common stock equivalents and exercisable options held by the applicable beneficial owner. Percentages in the table below add up to more than 100% because certain of the stockholders represent duplicate entries when more than one individual or entity must report beneficial ownership as to the same shares, see footnotes (a) and (c) below. For additional information regarding securities authorized for issuance under equity compensation plans, please refer to Item 5 of this Annual Report on Form 10-K.

Name of Beneficial Owner	Common Stock Beneficially Owned	Common Stock Equivalents from Preferred Stock Beneficially Owned	Options Currently Exercisable or Exercisable within 60 Days	Total	Percentage Owned
Stockholders:
New Mountain Partners, L.P. (a)	0	3,563,057	1,000,000	4,563,057	32.0%
MidOcean Partners, L.P. (a)	0	3,563,057	1,000,000	4,563,057	32.0%
FMR Corp. (b)	1,395,551	0	0	1,395,551	13.0%
Ron K. and Beverly Bailey (c)	1,000,000	0	0	1,000,000	9.3%
Baron Capital Management, Inc. (d)	745,350	0	0	745,350	7.0%
Directors:
Steven B. Klinsky (a)	0	3,563,057	1,000,000	4,563,057	32.0%
Robert S. Silberman	6,119	0	266,666	272,785	2.5%
Dr. Charlotte F. Beason	3,450	0	0	3,450	*
William E. Brock	0	0	6,666	6,666	*
David A. Coulter	0	0	3,333	3,333	*
Gary Gensler	3,000	0	6,666	9,666	*
Robert R. Grusky	0	0	0	0	0
Robert L. Johnson	2,008	0	0	2,008	*
Todd A. Milano	10,416	0	0	10,416	*
G. Thomas Waite, III	3,128	0	0	3,128	*
J. David Wargo	0	0	0	0	0
Officers:
Scott W. Steffey	2,082	0	174,999	177,081	1.6%
Mark C. Brown	1,354	0	59,999	61,353	*
Steven A. McArthur	3,410	0	8,333	11,743	*
Kevin P. O'Reagan	0	0	29,999	29,999	*
Officers and Directors	37,282	3,563,057	1,571,660	5,171,999	34.9%

*	represents amounts less than 1%
(a)	As of February 4, 2004 (but giving effect to dividends accrued through January 31, 2004), based on Schedules 13D/A filed with the SEC on February 4, 2004. Includes 1,000,000 shares owned by Ron K. and Beverly Bailey and their affiliated foundations, which the stockholders have the option to purchase under a currently exercisable option at $30.00 per share. Includes 2,708,111 and 854,946 shares of Series A Convertible Preferred Stock owned by New Mountain and MidOcean Partners L.P. (formerly DB Capital Partners, L.P.), respectively, pursuant to a stockholders agreement. New Mountain's address is 712 Fifth Avenue, 23rd Floor, New York, NY 10019. New Mountain Investments, L.P. ("NMI") is New Mountain Partners' general partner and New Mountain GP, LLC ("NM") is NMI's general partner. Mr. Klinsky is the sole member of NM. Mr. Klinsky disclaims beneficial ownership of the shares owned by New Mountain, except to the extent of his pecuniary interest therein. MidOcean Partners' address is: 31 West 52nd Street, New York, NY 10019.
(b)	As of December 31, 2003, based on a Schedule 13G/A filed with the SEC on February 17, 2004. Various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the common stock. The interests of Fidelity Contrafund and Fidelity OTC Portfolio, each an investment company registered under the Investment Company Act of 1940, in the common stock amounted to 589,499 and 551,200 shares, respectively, at December 31, 2003. The address is: 82 Devonshire Street, Boston, MA 02109.

(c)	The shares owned by Mr. and Mrs. Bailey are subject to an irrevocable option to purchase granted New Mountain Partners, L.P. and MidOcean Partners, L.P. (formerly DB Capital Partners, L.P.) which is currently exercisable at $30.00 per share. The option expires on May 15, 2004. The Baileys' address is: c/o BFF, 550 North Reo Street., Suite 300, Tampa, FL 33609-1065.
(d)	As of December 31, 2003, based on a Schedule 13G filed with the SEC on February 13, 2004. Baron Capital Management, Inc. is an investment adviser with respect to these shares for the accounts of other persons who have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, such shares of common stock.

Item 13.    Certain Relationships and Related Party Transactions.

Certain Transactions with Former Management

Purchase and Lease of Certain Campus Facilities. As of December 31, 2003, the Company had long-term operating leases for twenty-seven of its various campus and other administrative locations. The rents on these leases are all at market rates. Of these twenty-seven locations, one of the Virginia campuses was in 2003 leased from a company which was wholly-owned by Mr. Bailey, the Company's former President and Chief Executive Officer and former majority stockholder. Rent paid to Mr. Bailey under this operating lease (involving a total of 17,500 square feet) for the year ended December 31, 2003 totaled $346,000. The Company currently believes that this campus lease with Mr. Bailey which expires in 2006 is on terms at least as favorable to the Company as terms reached in an arm's length transaction.

Item 14.    Principal Accountant Fees and Services.

Set forth below are the services rendered and related fees billed by PricewaterhouseCoopers for 2002 and 2003:

	2002	2003
Audit Fees
Consolidated financial statement audit	$129,000	$145,500
Consent/comfort letter for filing of Form S-3	73,000	23,640	(a)
	202,000	169,140
Audit-Related Fees	—	—
Tax Fees
Preparation of corporate tax returns	18,000	19,543
Other tax services	7,770	18,459
	25,770	38,002
All Other Fees
License fee for accounting database	—	1,400
	$227,770	$208,542

(a)	New Mountain Partners and MidOcean Capital Investors have agreed to reimburse the Company for these expenses.

It is the Audit Committee's policy to pre-approve all audit and non-audit related services provided by the Company's independent auditor.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(A)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(2) Financial Statement Schedules

All required financial statement schedules of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(3) Exhibits

Exhibit Number	Description
3.01	Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company's Annual Report on From 10-K filed with the Commission on March 28, 2002).
3.02	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.02 of the Company's Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on May 17, 1996).
4.01	Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on July 16, 1996).
4.02	Registration Rights Agreement, dated as of May 15, 2001, by and among New Mountain Partners, L.P. and DB Capital Investors, L.P. and Strayer Education, Inc. (incorporated by reference to Exhibit 4.02 of the Company's Annual Report on From 10-K filed with the Commission on March 28, 2002).
10.01	Preferred Stock Purchase Agreement, dated as of November 28, 2000, by and among Strayer Education, Inc., New Mountain Partners, L.P. and DB Capital Investors, L.P. (incorporated by reference to Annex A of the Company's Preliminary Proxy Statement filed with the Commission on January 3, 2001).
10.02	Support and Option Agreement, dated as of November 28, 2000, by and among Strayer Education, Inc., Ron K. Bailey, Beverly W. Bailey, and New Mountain Partners, L.P. and DB Capital Investors, L.P. (incorporated by reference to Annex E of the Company's Preliminary Proxy Statement filed with the Commission on January 3, 2001).
10.03	Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company's Annual Report on From 10-K filed with the Commission on March 28, 2002).
10.04	1996 Amended Stock Option Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement filed with the Commission on April 27, 2001).
21.01	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.01 of the Company's Annual Report on From 10-K filed with the Commission on March 28, 2002).
23.01*	Consent of PricewaterhouseCoopers LLP.
24.01*	Power of Attorney (included in signature page hereto).
31.01*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.
31.02*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

Exhibit Number	Description
32.01*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(B) Reports on Form 8-K

On November 3, 2003, the Registrant furnished a Current Report on Form 8-K announcing third quarter 2003 enrollment revenues and earnings.

On December 17, 2003, the Registrant filed a Current Report on Form 8-K announcing that it had declared its regular quarterly common stock cash dividend for the fourth quarter in the amount of $0.065 per share payable on January 22, 2004 to all holders of record on January 8, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAYER EDUCATION, INC.
By:	/s/ Robert S. Silberman
Robert S. Silberman Chairman of the Board and Chief Executive Officer

Date: February 25, 2004

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

Signatures	Title	Date

/s/ Robert S. Silberman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2004

(Robert S. Silberman)

/s/ Mark C. Brown	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2004

(Mark C. Brown)

/s/ Charlotte F. Beason	Director	February 25, 2004

(Charlotte F. Beason)

/s/ William E. Brock	Director	February 25, 2004

(William E. Brock)

/s/ David A. Coulter	Director	February 25, 2004

(David A. Coulter)

/s/ Gary Gensler	Director	February 25, 2004

(Gary Gensler)

/s/ Robert R. Grusky	Director	February 25, 2004

(Robert R. Grusky)

/s/ Robert L. Johnson	Director	February 25, 2004

(Robert L. Johnson)

/s/ Steven B. Klinsky	Director	February 25, 2004

(Steven B. Klinsky

/s/ Todd A. Milano	Director	February 25, 2004

(Todd A. Milano)

/s/ G. Thomas Waite, III	Director	February 25, 2004

(G. Thomas Waite, III)

/s/ J. David Wargo	Director	February 25, 2004

(J. David Wargo)