Form 10-Q
period 2004-03-31
STRAYER EDUCATION INC
filed 2004-05-07
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2004
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


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ] THE REGISTRANT BECAME SUBJECT TO SUCH FILING REQUIREMENTS ON JULY 25, 1996.

AS OF APRIL 30, 2004, THERE WERE OUTSTANDING 13,920,395 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

               Unaudited Condensed Consolidated Balance Sheets at
               December 31, 2003 and March 31, 2004 ..........................................  3

               Unaudited Condensed Consolidated Statements of Income
               for the three month periods ended March 31, 2003 and 2004 .....................  4

               Unaudited Condensed Consolidated Statements of Comprehensive Income
               for the three month periods ended March 31, 2003 and 2004 .....................  4

               Unaudited Condensed Consolidated Statements of Cash Flows
               for the three month periods ended March 31, 2003 and 2004 .....................  5

               Notes to Unaudited Condensed Consolidated Financial Statements ................  6

  Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ................................. 12

  Item 3. Quantitative and Qualitative
               Disclosures About Market Risk ................................................. 16

  Item 4. Controls and Procedures ............................................................ 17

PART II-- OTHER INFORMATION

  Items 1-6, Exhibits and Reports on Form 8-K ................................................ 18

SIGNATURES ................................................................................... 20

                             STRAYER EDUCATION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              December 31,      March 31,
                                                                                                 2003             2004
                                                                                              ------------   --------------
                                                                                                               (Unaudited)
                                  ASSETS
Current assets:
   Cash and cash equivalents ...............................................................   $  82,089       $  97,965
   Marketable securities available for sale, at fair value .................................      25,951          25,951
   Tuition receivable, net of allowances for doubtful accounts .............................      35,997          41,739
   Student loans receivable, held for sale .................................................          65               5
   Other current assets ....................................................................       1,656           2,508
                                                                                               ---------       ---------
       Total current assets ................................................................     145,758         168,168
Property and equipment, net ................................................................      35,930          36,968
Restricted cash ............................................................................         500             500
Other assets ...............................................................................         368             358
                                                                                               ---------       ---------
       Total assets ........................................................................   $ 182,556       $ 205,994
                                                                                               =========       =========

                    LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................................   $   5,127       $   4,747
   Accrued expenses ........................................................................       2,329           1,552
   Income taxes payable ....................................................................       2,898           4,092
   Dividends payable .......................................................................       1,510           1,082
   Unearned tuition ........................................................................      39,134          45,611
                                                                                               ---------       ---------
        Total current liabilities ..........................................................      50,998          57,084
Deferred income taxes ......................................................................         228             392
Long-term liabilities ......................................................................       2,666           2,821
                                                                                               ---------       ---------
        Total liabilities ..................................................................      53,892          60,297
                                                                                               ---------       ---------

Commitments and contingencies
Mandatorily redeemable convertible Series A preferred stock, par value $.01;
      6,000,000 shares authorized; 3,899,944 and 858,766 shares issued and
      outstanding at December 31, 2003 and March 31, 2004, respectively ....................      95,686          20,979

Stockholders' equity:
   Common Stock, par value $.01; 20,000,000 shares
      authorized; 10,703,395 and 13,920,395 shares issued and outstanding
      at December 31, 2003 and March 31, 2004, respectively ................................         107             139
   Additional paid-in capital ..............................................................      59,838         142,073
   Retained earnings (accumulated deficit) .................................................     (26,918)        (17,464)
   Accumulated other comprehensive income (loss) ...........................................         (49)            (30)
                                                                                               ---------       ---------
         Total stockholders' equity ........................................................      32,978         124,718
                                                                                               ---------       ---------
         Total liabilities and stockholders' equity ........................................   $ 182,556       $ 205,994
                                                                                               =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 For the three months
                                                   ended March 31,
                                                 --------------------
                                                   2003         2004
                                                 -------      -------
Revenues ......................................  $36,694      $46,106
                                                 -------      -------
Costs and expenses:
     Instruction and educational support ......   12,831       15,191
     Selling and promotion ....................    4,889        6,084
     General and administration ...............    4,877        6,319
                                                 -------      -------
                                                  22,597       27,594
                                                 -------      -------
            Income from operations ............   14,097       18,512
 Investment and other income ..................      574          318
                                                 -------      -------
            Income before income taxes ........   14,671       18,830
Provision for income taxes ....................    5,799        7,362
                                                 -------      -------
            Net income ........................    8,872       11,468
Preferred stock dividends and accretion .......    1,275        1,110
                                                 -------      -------
            Net income available to common
            stockholders ......................  $ 7,597      $10,358
                                                 =======      =======
Basic net income per share ....................  $  0.71      $  0.92
                                                 =======      =======
Diluted net income per share ..................  $  0.61      $  0.76
                                                 =======      =======


                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)


                                                 For the three months
                                                    ended March 31,
                                                 --------------------
                                                   2003        2004
                                                 --------    --------
Net income ....................................  $  8,872    $ 11,468
Other comprehensive income:
      Unrealized gain (loss) on investment,
          net of taxes ........................       109         (19)
                                                 --------    --------
Comprehensive income ..........................  $  8,981    $ 11,449
                                                 ========    ========



The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (AMOUNTS IN THOUSANDS)


                                                                        For the three months
                                                                           ended March 31,
                                                                        --------------------
                                                                          2003        2004
                                                                        --------    --------
Cash flow from operating activities:
  Net income ........................................................   $  8,872    $ 11,468
  Adjustments to reconcile net income to net cash
       provided by operating activities:
       Amortization of deferred rent ................................         63         135
       Depreciation and amortization ................................      1,012       1,242
       Provision for student loan losses ............................         46         (35)
       Deferred income taxes ........................................        (36)        (18)
  Changes in assets and liabilities:
       Tuition receivable, net ......................................     (4,079)     (5,742)
       Other current assets .........................................       (548)       (732)
       Other assets .................................................         (1)         10
       Accounts payable .............................................        554        (380)
       Accrued expenses .............................................       (671)       (777)
       Income taxes payable .........................................      3,794       4,177
       Unearned tuition .............................................      4,773       6,477
  Student loans originated ..........................................     (2,459)       (439)
  Collections on student loans receivable and held for sale .........      2,074         554
                                                                        --------    --------
           Net cash provided by operating activities ................     13,394      15,940
                                                                        --------    --------
Cash flows from investing activities:
   Purchases of property and equipment ..............................       (692)     (2,280)
   Purchases of marketable securities ...............................     (6,000)       --
                                                                        --------    --------
           Net cash used in investing activities ....................     (6,692)     (2,280)
                                                                        --------    --------
Cash flows from financing activities:
   Common dividends paid ............................................       (692)       (695)
   Preferred dividends paid .........................................       (815)     (1,332)
   Proceeds from exercise of stock options ..........................       --         4,243
                                                                        --------    --------
           Net cash provided by (used in) financing
              activities ............................................     (1,507)      2,216
                                                                        --------    --------
           Net increase in cash and cash equivalents ................      5,195      15,876
Cash and cash equivalents - beginning of period .....................     49,135      82,089
                                                                        --------    --------
Cash and cash equivalents - end of period ...........................   $ 54,330    $ 97,965
                                                                        ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF MARCH 31, 2003 AND 2004 IS UNAUDITED.

1. BASIS OF PRESENTATION

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University) and Education Loan Processing, Inc. (ELP), collectively referred to herein as the "Company" or "Companies."

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of March 31, 2004, and for the three months ended March 31, 2003 and 2004 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Companies.

Beginning in the first quarter 2004, the Company began recording employee tuition discounts and scholarships & awards as a reduction to revenue. In the prior year, these items (totaling $576,000 for the three months ended March 31, 2003) were recorded as operating expenses. Beginning in the first quarter 2004, the Company also began recording textbook-related income as revenue. In the prior year, this income ($136,000 for the three months ended March 31, 2003) was recorded as Investment & Other Income. These changes in classification have no impact on net income and are immaterial in amount.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

2. NATURE OF OPERATIONS

The Company, a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its twenty-five campuses in Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina and Tennessee and worldwide via the internet through Strayer University Online. ELP originates student loans for the University's students which are held for sale.

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

                                                            For the three months
                                                               ended March 31,
                                                            --------------------
                                                               (in thousands)
                                                             2003          2004
                                                            ------        ------
Weighted average shares outstanding
     used to compute basic net income per share ..........  10,652        11,304
Incremental shares issuable upon the
     assumed conversion of preferred stock ...............   3,793         3,362
Incremental shares issuable upon the
     assumed exercise of stock options ...................     194           425
                                                            ------        ------
Shares used to compute diluted net income per share ......  14,639        15,091
                                                            ======        ======


For additional information regarding total potential share issuance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Set forth below is a reconciliation of net income used to compute net income per share:


                                                            For the three months
                                                               ended March 31,
                                                            --------------------
                                                               (in thousands)
                                                              2003         2004
                                                            -------      -------
Net income available to common stockholders
  used to compute basic earnings per share ...............  $ 7,597      $10,358
Plus: Impact of assumed preferred stock conversion:
  Preferred stock dividends and accretion ................    1,275        1,110
                                                            -------      -------
Net income used to compute diluted net income per share ..  $ 8,872      $11,468
                                                            =======      =======


4. CREDIT FACILITIES

The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of 0.75% above the London Interbank Offered Rate. There is no outstanding balance and no fees payable on either facility as of March 31, 2004.

5. STOCKHOLDERS' EQUITY

   Secondary Offering

   In the first quarter of 2004, the Company completed its previously announced secondary offering of common stock. The Company received none of the proceeds from the secondary offering except for proceeds related to the exercise of options by management to fulfill the over-allotment obligation. The 3,450,000 shares sold in the offering were issued following the conversion of convertible preferred stock (3,102,000 shares) and the partial exercise of an option on existing shares of common stock (233,000 shares) held by New Mountain Partners, L.P., New Mountain Strayer Trust and MidOcean Capital Investors, L.P., as well as the exercise of options (115,000 shares) held by certain of the Company's management.

   Common Stock

   A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2003 and March 31, 2004, the Company had 10,703,395 and 13,920,395 shares of common stock issued and outstanding, respectively. For the three months ended March 31, 2004, the Company declared a quarterly cash dividend of $0.065 per common share. The dividend was payable on April 20, 2004 to common stockholders of record on April 6, 2004.

   Series A Convertible Redeemable Preferred Stock

   A total of 6,000,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.01, have been authorized. The following table reflects all Preferred Stock activity from December 31, 2003 to March 31, 2004:

                                                    Series A Convertible
                                                    Redeemable Preferred
                                                           Stock
                                                    --------------------
                                                      (in thousands)
   Balance, December 31, 2003 ......................     $ 95,686
   Dividends - accrue in-kind shares ...............          845
   Shares converted into common shares .............      (75,122)
   Accretion of carrying value .....................         (430)
                                                         --------
   Balance, March 31, 2004 .........................     $ 20,979
                                                         ========

   In March 2004, 3,102,000 shares of the Series A Convertible Redeemable Preferred Stock shares were converted into common stock on a 1 for 1 basis and, pursuant to the registration rights agreement with the Company, were sold in a registered secondary offering by the Investors.

   On January 1, 2004, the Company recorded 36,932 shares of Series A Convertible Redeemable Preferred Stock as accrued in-kind dividends and paid a quarterly cash dividend of $0.8 million. On March 15, 2004, the Company recorded 23,892 shares of Series A Convertible Redeemable Preferred Stock as accrued-in-kind dividends and paid a dividend of $0.5 million for shares converted to common. On April 1, 2004, the Company recorded 8,197 shares of Series A Convertible Redeemable Preferred Stock as accrued in-kind dividends and paid a quarterly cash dividend of $0.2 million.

   From the original issuance date until May 15, 2006, dividends accrue on the Series A Convertible Redeemable Preferred Stock at an annual rate of 7%, with 3.5% payable in cash and the remaining 3.5% accrues in additional shares of Series A Convertible Redeemable Preferred Stock. After May 15, 2006, dividends accrue at an annual rate of 3.0%, all of which is payable in cash. The Series A Convertible Redeemable Preferred Stock dividends and accretion are recorded based on an effective yield of 5.43% applied to the carrying value of the Series A Convertible Redeemable Preferred Stock. This stock is currently convertible into common shares at a price of $26.00 per share on a one-for-one basis. To the extent the Company's common stock trades above $52.00 per share for 20 consecutive trading days at any time after May 15, 2004, the Company may force conversion of the Series A Convertible Redeemable Preferred Stock. For a more detailed description of the terms of the Series A Convertible Redeemable Preferred Stock, see Note 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

   Stock Options

   In July 1996, the Company's stockholders approved 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan. This Plan was amended by the stockholders at the May 2001 Annual Stockholder's Meeting to increase the shares authorized for issuance thereunder by 1,000,000 (as amended, the "Plan") to 2,500,000. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options to employees and directors of the Company. Options may be granted to eligible employees or directors of the Company at the discretion of the Board of Directors, at option prices based at or above the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors. The maximum term of the options was five years before the amendment and ten years after the amendment.

   The table below sets forth the stock option activity for the three months ended March 31, 2004:

                                            Number of     Weighted-Average
                                              shares       Exercise Price
                                            ----------    -----------------

   Balance, December 31, 2003 .............  1,131,667         $ 41.05
   Grants .................................     20,000         $118.00
   Exercises ..............................   (115,000)        $ 36.90
   Forfeitures ............................       --              --
                                            ----------         -------
   Balance, March 31, 2004 ................  1,036,667         $ 42.99
                                            ==========         =======

   Of the 1,036,667 total stock options that have been issued and are outstanding, 456,660 are exercisable as of March 31, 2004. A total of 314,405 shares remain authorized but unissued under the Plan. As of March 31, 2004, the weighted average contractual life of outstanding stock options is 4.2 years.

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

                                                                    For the three months ended
                                                                            March 31,
                                                                    --------------------------
                                                                        2003         2004
                                                                       -------      -------
In thousands (except per share)

Net income ....................................................        $ 8,872      $11,468
Stock-based compensation expense, net of tax ..................          1,009          802
                                                                       -------      -------
Pro forma net income ..........................................        $ 7,863      $10,666
                                                                       =======      =======

Net income available to common stockholders ...................        $ 7,597      $10,358
Stock-based compensation expense, net of tax ..................          1,009          802
                                                                       -------      -------
Pro forma net income available to common stockholders .........        $ 6,588      $ 9,556
                                                                       =======      =======
Net income per share:
        As reported:
             Basic................................................     $  0.71      $  0.92
             Diluted..............................................     $  0.61      $  0.76
        Pro forma:
             Basic................................................     $  0.62      $  0.85
             Diluted..............................................     $  0.54      $  0.71


The table below sets forth the assumptions used to estimate fair value as of the date of grant using the Black-Scholes option pricing model:


                                                                        2002      2003      2004
                                                                       ------    ------    ------
Dividend yield ......................................................    0.5%      0.5%      0.24%
Risk-free interest rates ............................................    4.8%      3.0%      3.4%
Volatility ..........................................................    43%       40%       36%
Expected option term (years) ........................................    5.9       5.2       6.1
Weighted average fair value of options granted during the year ......  $23.65    $21.88    $47.33


6. INVESTMENTS IN MARKETABLE SECURITIES

The Company has invested some of its excess cash in a diversified, no load, short-term, investment grade, tax-exempt bond fund. These marketable securities are considered "available for sale," and as such, are stated at fair value. The net unrealized gains and losses (net of taxes) are reported as a component of accumulated comprehensive income (loss) in stockholders' equity.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46 - An Interpretation of ARB 51 (revised December 2003) ("FAS 46R"), Consolidation of Variable Interest Entities. FIN 46R addresses consolidation by business enterprises of variable interest entities. FIN 46R is effective for periods ending after March 15, 2004 and did not have a material impact on our financial statements.

8. LEASE AGREEMENTS

During the first quarter of 2004, the company executed a lease for a new campus in Georgia, as follows:


                                 Lease Commencement               Average Annual
     Campus       Square Feet          Date              Term        Payment
---------------   -----------    ------------------    ---------  --------------
Cobb County, GA     15,700           06/15/04          96 months    $434,000


9. LONG-TERM LIABILITIES

Lease Incentives

In conjunction with the opening of new campuses, the Company was reimbursed by the lessors for improvements made to the leased properties. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2003 and March 31, 2004, the Company had deferred lease incentives of $1,513,000 and $1,430,000, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Schedule Rent Increases", the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2003 and March 31, 2004, the Company had deferred lease obligations of $820,000 and $1,038,000, respectively.

Indemnification on the Sale of Student Loans

In 2003, the Company sold its student loan portfolio to a national student loan marketing organization. Under the terms of the Indemnification Agreement, the Company has provided an indemnification to the purchaser of the student loans for claims that may arise due to loan documentation, regulatory compliance, and loan servicing for the student loans that were sold. As of December 31, 2003 and March 31, 2004, the Company had recorded a liability of $333,000 and $353,000, respectively, for the indemnification.

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

     Enrollment. Enrollment at Strayer University for the 2004 winter term, which began January 5, 2004 and ended March 22, 2004, increased 21% to 20,110 students compared to 16,558 for the same term in 2003. Across the Strayer University campus network, new student enrollments increased 25% and continuing student enrollments increased 21%. Strayer University Online enrollments increased 56% to 9,068 students from 5,810. The total number of students taking courses online (including students at brick and mortar campuses taking at least one online course) in the winter 2004 quarter was 11,173.

                               STUDENT ENROLLMENT

                                                           Winter   Winter       %
                                                            2003     2004     Change
                                                           ------   ------    ------
Campus Based Students:
New Campuses  (11 in operation 3 or less years)
     Classroom                                              1,026    2,049      100%
     Online                                                   802    2,113      164%
                                                           ------   ------
          Total New Campus Students                         1,828    4,162      128%
                                                           ------   ------

Mature Campuses (14 in operation 4 or more years)
     Classroom                                              9,722    8,993       -7%
     Online                                                 3,917    5,061       29%
                                                           ------   ------
          Total Mature Campus Students                     13,639   14,054        3%
                                                           ------   ------
          Total Campus Based Students                      15,467   18,216       18%
                                                           ------   ------

Online-Based Students (out of area)                         1,091    1,894       74%
                                                           ------   ------

Total Students                                             16,558   20,110       21%
                                                           ======   ======

Total Students Taking 100% Courses Online                   5,810    9,068       56%

Total Students Taking At Least 1 Course Online              7,356   11,173       52%


      Revenues. Revenue increased 26% from $36.7 million in the first quarter of 2003 to $46.1 million in the first quarter of 2004, principally due to a 21% increase in student enrollments and a 5% tuition increase effective for 2004.

      Instruction and educational support expenses. Instruction and educational support expenses increased $2.4 million, or 18%, from $12.8 million in the first quarter of 2003 to $15.2 million in the first quarter of 2004. This increase was principally due to the direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, campus facility costs and financial aid processing costs. These costs as a percentage of revenues decreased to 33% in the first quarter of 2004 from 35% in the first quarter of 2003 as strong revenue growth more than offset the cost increases described above.

     Selling and promotion expenses. Selling and promotion expenses increased $1.2 million, or 24%, from $4.9 million in the first quarter of 2003 to $6.1 million in the first quarter of 2004. This increase was principally due to marketing expenses associated with opening two new campuses for spring term 2004, one in South Carolina and one in Tennessee, as well as ongoing marketing expenses for the two new campuses opened in Pennsylvania for the fall term in 2003. The addition of admissions staff at these new campuses and at Strayer University Online also contributed to the increase. These expenses as a percentage of revenues remained at 13% in the first quarter of 2004, the same percentage as the first quarter of 2003.

      General and administration expenses. General and administration expenses increased $1.4 million, or 30%, from $4.9 million in the first quarter of 2003 to $6.3 million in the first quarter of 2004. This increase was principally due to increased employee compensation and related expenses as well as the addition of five new campuses in 2003. General and administrative expenses as a percentage of revenue increased to 14% in the first quarter of 2004 from 13% in the first quarter of 2003.

      Income from operations. Operating income increased $4.4 million, or 31%, from $14.1 million in the first quarter of 2003 to $18.5 million in the first quarter of 2004. The increase was due to the aforementioned factors.

      Investment and other income. Investment and other income decreased $0.3 million, or 45%, from $0.6 million in the first quarter of 2003 to $0.3 million in the first quarter of 2004. The decrease was principally due to a shift of underlying investments from a short-term corporate bond fund and money market funds to a short-term tax-exempt bond fund and tax-exempt money market funds which had lower yields. Lower interest rates, compared to the same period in 2003, partly offset by a larger average cash balance also contributed to the decrease.

      Net income. Net income was $11.5 million in the first quarter of 2004 compared to $8.9 million for the same period in 2003, an increase of $2.6 million, or 29%, because of factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had cash, cash equivalents and marketable securities of $123.9 million compared to $108.0 million at December 31, 2003 and $78.5 million at March 31, 2004. Beginning in the second quarter of 2002, we began investing in a diversified no load, short-term, investment grade corporate bond fund in an effort to generate a somewhat higher yield on our short-term, liquid assets than our holdings in bank overnight deposits and money market funds, but taking only limited credit and interest rate risk. In the third quarter of 2003, this $26.1 million investment was liquidated generating a gain from sale of marketable securities of $0.1 million before tax. Most of the proceeds were re-invested in a diversified, shorter term, investment grade tax-exempt bond fund to further reduce the Company's interest rate risk and to benefit from the tax efficiency of the fund's underlying securities. As of March 31, 2004, we had invested a total of $26.0 million in this fund. At March 31, 2004, the 475 issues in this fund had an average credit rating of Aa1, an average maturity of 1.2 years and an average duration of 1.2 years, as well as an average yield to maturity of 1.3%.

For the three months ended March 31, 2004, we generated $15.9 million in net cash from operating activities compared to $13.4 million for the same period in 2003. Capital expenditures were $2.3 million for the three months ended March 31, 2004 compared to $0.7 million for the same period in 2003.

In the first quarter 2004, we also paid $2.0 million in dividends, $1.3 million to our preferred stockholders and $0.7 million to our common stockholders.

For the first quarter 2004, bad debt expense as a percentage of revenue was 1.5% compared to 1.6% for the same period in 2003. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was nine days at the end of the first quarter 2004, compared to seven days for the same period in 2003.

Currently, the Company invests its cash in bank overnight deposits, money market funds and a short-term, tax-exempt bond fund. In addition, the Company has available two $10 million credit facilities from two banks. The Company believes that existing cash, cash equivalents, and marketable securities, cash generated from operating activities, and if necessary, cash borrowed under the credit facilities, will be sufficient to meet the Company's requirements for at least the next 12 months.

The table below sets forth our contractual commitments associated with operating leases and preferred stock cash dividends as of March 31, 2004. Although they have historically been paid by the Company, common stock dividend payments are not a contractual commitment and, therefore, have been excluded from this table.

                                              Payments Due By Period (In Thousands)
                                 --------------------------------------------------------
                                                            2-3      4-5
                                  Total    Within 1 Year    Years   Years   After 5 Years
                                 ------    -------------   ------   ------  -------------
Operating Leases                 61,260        7,354       14,285   11,562      28,059
Preferred Stock Cash
   Dividends (a)                  5,410          566        1,423    1,479       1,942
                                 ------       ------       ------   ------      ------
   Total                         66,670        7,920       15,708   13,041      30,001
                                 ======       ======       ======   ======      ======

-----------------------------------
(a) This number may be smaller as it does not reflect that the Company has the right to force conversion of all remaining Series A Convertible Redeemable Preferred Stock into common shares by the end of the second quarter 2004. Of the $5.4 million in dividends, $0.2 million would potentially accrue through the end of the second quarter 2004.


CAMPUSES

The Company has opened two new campuses for the 2004 spring term. One campus is located in Greenville, South Carolina, the Company's first campus in this state. The other new campus is located in Memphis, Tennessee, the Company's second in this city and third in the state.

The Company also intends to open two campuses in the Atlanta, Georgia area for the summer term 2004. In addition, the Company intends to open a third campus in the Philadelphia area for the fall term.

SECONDARY OFFERING

In the first quarter of 2004, the Company completed its previously announced secondary offering of common stock. The Company received none of the proceeds from the secondary offering except for proceeds related to the exercise of options by management to fulfill the over-allotment obligation. The 3.45 million shares sold in the offering were issued following the conversion of convertible preferred stock and the partial exercise of an option held by New Mountain Partners, L.P., New Mountain Strayer Trust and MidOcean Capital Investors, L.P., as well as the exercise of options held by certain of the Company's management.

TOTAL POTENTIAL SHARE ISSUANCE

Shares used to compute diluted earnings per share include common shares issued and outstanding, the assumed conversion of Series A Convertible Redeemable Preferred Stock outstanding, and the assumed exercise of issued stock options using the Treasury Stock Method. Our total current and potential common shares outstanding are as follows (in thousands):


   Current
   -------
   Common shares issued and outstanding at 3/31/04 ...........................   13,920
   Series A Convertible Redeemable Preferred Stock, convertible on a
       1:1 basis (outstanding or recorded), at 3/31/04 .......................      859
   Issued stock options using Treasury Stock Method ..........................      425
                                                                                 ------
         Total current .......................................................   15,204
                                                                                 ------

   Potential
   ---------
   Accrual of required PIK dividends on Series A Convertible
       Redeemable Preferred Stock through June 2004 ..........................       17(a)
   Total issued stock options, less options accounted for using
       the Treasury Stock Method above .......................................      612
   Authorized but unissued options ...........................................      314
                                                                                 ------
         Total potential .....................................................      943
                                                                                 ------
         Total current and potential common shares ...........................   16,147
                                                                                 ======

   ------------------------
   (a) This number assumes that the Company will force conversion of all remaining Series A Convertible Redeemable Preferred Stock into common stock by the end of the second quarter 2004. An additional 72,000 shares would potentially accrue should the Series A Convertible Redeemable Preferred Stock remain outstanding through May 2006.


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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2004, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

                         ITEM 4: CONTROLS AND PROCEDURES

a) The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures as of March 31, 2004. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant has in place, as of March 31, 2004, appropriate controls and procedures designed to ensure that information required to be disclosed by the Registrant (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Registrant's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b) Internal Controls Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES.

        With reference to the Company's Stock Repurchase Plan announced on November 3, 2003, the Company did not repurchase any shares of common stock during the three months ended March 31, 2004. The amount available for future repurchases under this plan is $11,780,000. See Note 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for more information.

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

               Exhibit 31.02

               Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               Exhibit 32.01

               Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)      Reports on Form 8-K:

               On February 3, 2004, the Registrant filed a Current Report on Form 8-K announcing the filing of a registration statement on Form S-3 for a proposed 3 million share secondary offering for certain shareholders.

               On March 9, 2004, the Registrant filed a Current Report on Form 8-K announcing the pricing of a 3.0 million common share secondary offering.

               On March 15, 2004, the Registrant filed a Current Report on Form 8-K announcing the closing of a 3.45 million common share secondary offering.

               On March 16, 2004, the Registrant filed a Current Report on Form 8-K announcing that it had declared its regular quarterly common stock cash dividend for the First Quarter in the amount of $0.065 per share payable on April 20, 2004 to all holders of record on April 6, 2004.

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

                                Date: May 6, 2004

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