Form 10-Q
period 2004-06-30
STRAYER EDUCATION INC
filed 2004-08-06
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No

As of July 30, 2004, there were outstanding 14,835,363 shares of Common Stock, par value $.01 per share of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets at December 31, 2003 and June 30, 2004	3
Unaudited Condensed Consolidated Statements of Income for the three and six month periods ended June 30, 2003 and 2004	4
Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2003 and 2004	4
Unaudited Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and 2004	5
Unaudited Condensed Statement of Stockholders' Equity for the six month period ended June 30, 2004	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
PART II — OTHER INFORMATION
Items 1-6, Exhibits and Reports on Form 8-K	17
SIGNATURES	19

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

ASSETS	December 31, 2003	June 30, 2004
Current assets:
Cash and cash equivalents	$82,089	$90,956
Marketable securities available for sale, at fair value	25,951	25,753
Income taxes receivable	—	4,136
Tuition receivable, net of allowances for doubtful accounts	35,997	35,644
Student loans receivable, held for sale	65	12
Other current assets	1,656	3,838
Total current assets	145,758	160,339
Property and equipment, net	35,930	38,433
Restricted cash	500	500
Other assets	368	358
Total assets	$182,556	$199,630
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,127	$5,938
Accrued expenses	2,329	1,572
Income taxes payable	2,898	—
Dividends payable	1,510	1,138
Unearned tuition	39,134	37,180
Total current liabilities	50,998	45,828
Deferred income taxes	228	692
Long-term liabilities	2,666	3,667
Total liabilities	53,892	50,187
Commitments and contingencies
Mandatorily redeemable convertible Series A preferred stock, par value $.01; 6,000,000 shares authorized; 3,899,944 shares issued and outstanding at December 31, 2003	95,686	—
Stockholders' equity:
Common Stock, par value $.01; 20,000,000 shares authorized; 10,703,395 and 14,835,363 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	107	148
Additional paid-in capital	59,838	156,751
Retained earnings (accumulated deficit)	(26,918)	(7,306)
Accumulated other comprehensive income (loss)	(49)	(150)
Total stockholders' equity	32,978	149,443
Total liabilities and stockholders' equity	$182,556	$199,630

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2004	2003	2004
Revenues	$36,965	$46,811	$73,659	$92,917
Costs and expenses:
Instruction and educational support	13,261	16,533	26,092	31,724
Selling and promotion	4,947	6,320	9,836	12,404
General and administrative	4,724	5,596	9,601	11,916
	22,932	28,449	45,529	56,044
Income from operations	14,033	18,362	28,130	36,873
Investment and other income	587	364	1,162	682
Income before income taxes	14,620	18,726	29,292	37,555
Provision for income taxes	5,779	7,323	11,579	14,685
Net income	8,841	11,403	17,713	22,870
Preferred stock dividends and accretion	1,281	279	2,555	1,389
Net income available to common stockholders	$7,560	$11,124	$15,158	$21,481
Basic net income per share	$0.71	$0.80	$1.42	$1.70
Diluted net income per share	$0.60	$0.75	$1.20	$1.51

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Amounts in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2004	2003	2004
Net income	$8,841	$11,403	$17,713	$22,870
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	133	(120)	242	(101)
Comprehensive income	$8,974	$11,283	$17,955	$22,769

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Amounts in thousands)

	For the six months ended June 30,
	2003	2004
Cash flow from operating activities:
Net income	$17,713	$22,870
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred rent	101	327
Depreciation and amortization	2,136	2,564
Provision for student loan losses and indemnification	72	(147)
Deferred income taxes	(81)	(124)
Changes in assets and liabilities:
Tuition receivable, net	63	353
Other current assets	(224)	(1,155)
Other assets	—	10
Accounts payable	280	811
Accrued expenses	(261)	(757)
Income taxes payable	822	3,307
Unearned tuition	(931)	(1,954)
Student loans originated	(4,288)	(723)
Collections on student loans receivable and held for sale	4,166	879
Net cash provided by operating activities	19,568	26,261
Cash flows from investing activities:
Purchases of property and equipment	(2,385)	(5,067)
Purchases of marketable securities	(8,000)	—
Net cash used in investing activities	(10,385)	(5,067)
Cash flows from financing activities:
Common dividends paid	(1,384)	(1,600)
Preferred dividends paid	(1,630)	(1,510)
Repurchase of common stock	—	(21,166)
Proceeds from exercise of stock options	2,111	11,949
Net cash used in financing activities	(903)	(12,327)
Net increase in cash and cash equivalents	8,280	8,867
Cash and cash equivalents – beginning of period	49,135	82,089
Cash and cash equivalents – end of period	$57,415	$90,956

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at 12/31/03	10,703,395	$107	$59,838	$(26,918)	$(49)	$32,978
Exercise of stock options	335,416	3	11,945	—	—	11,948
Tax benefit from exercise of stock options	—	—	9,966	—	—	9,966
Issuance of common stock for redemption of preferred stock	3,977,120	40	96,166	—	—	96,206
Repurchase of common stock	(180,568)	(2)	(21,164)	—	—	(21,166)
Preferred stock dividends and accretion	—	—	—	(1,389)	—	(1,389)
Common stock dividends	—	—	—	(1,869)	—	(1,869)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(101)	(101)
Net income	—	—	—	22,870	—	22,870
Balance at 6/30/04	14,835,363	$148	$156,751	$(7,306)	$(150)	$149,443

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of June 30, 2003 and 2004 is unaudited.

1.    Basis of Presentation

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University) and Education Loan Processing, Inc. (ELP), collectively referred to herein as the "Company" or "Companies."

The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 2004, and for the three and six months ended June 30, 2003 and 2004 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company.

The Company's educational programs are offered on a quarterly basis. Approximately 96% of the Company's revenues during the six months ended June 30, 2004 consisted of tuition revenue. Tuition revenue is deferred at the time of registration and is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals or corporate discounts. Beginning in the first quarter 2004, the Company began recording employee tuition discounts and scholarships & awards as a reduction to revenue as well. In the prior year, these items (totaling $496,000 and $1,072,000 for the three and six months ended June 30, 2003, respectively) were treated as an operating expense.

Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, and other income which are recognized when incurred. Beginning in the first quarter 2004, the Company also began recording textbook-related income as revenue. In the prior year, this income ($101,000 and $237,000 for the three and six months ended June 30, 2003, respectively) was included in Investment & Other Income. This change in classification, as well as the one referenced above, had no impact on net income and is immaterial in amount.

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

2.     Nature of Operations

The Company, a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its twenty-nine campuses in Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee, and Georgia and worldwide via the internet through Strayer University Online. ELP originates student loans for the University's students which loans are held for sale.

3.    Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows:

	For the three months ended June 30,		For the six months ended June 30,
	(in thousands)		(in thousands)
	2003	2004	2003	2004
Weighted average shares outstanding used to compute basic net income per share	10,666	13,957	10,659	12,631
Incremental shares issuable upon the assumed conversion of preferred stock	3,828	848	3,811	2,105
Incremental shares issuable upon the assumed exercise of stock options	285	359	239	392
Shares used to compute diluted net income per share	14,779	15,164	14,709	15,128

For additional information regarding total potential share issuance, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Set forth below is a reconciliation of net income used to compute net income per share:

	For the three months ended June 30,		For the six months ended June 30,
	(in thousands)		(in thousands)
	2003	2004	2003	2004
Net income available to common stockholders used to compute basic earnings per share	$7,560	$11,124	$15,158	$21,481
Plus: Impact of assumed preferred stock conversion:
Preferred stock dividends and accretion	1,281	279	2,555	1,389
Net income used to compute diluted net income per share	$8,841	$11,403	$17,713	$22,870

4.    Credit Facilities

The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of 0.75% above the London Interbank Offered Rate. There is no outstanding balance and no fees payable on either facility as of June 30, 2004.

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

Common Stock

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2003 and June 30, 2004, the Company had 10,703,395 and 14,835,363 shares of common stock issued and outstanding, respectively. For the three months ended June 30, 2004, the Company declared a quarterly cash dividend of $0.065 per common share. The dividend was payable on July 20, 2004 to common stockholders of record on July 6, 2004.

Series A Convertible Redeemable Preferred Stock

A total of 6,000,000 shares of Series A Convertible Redeemable Preferred Stock, par value $0.01, have been authorized. As of December 31, 2003, 3,899,944 shares of Series A Convertible

Redeemable Preferred Stock were issued and outstanding. During the six months ended June 30, 2004, the Company recorded 77,176 shares as accrued in-kind dividends. In March 2004, 3,102,000 shares of Series A Convertible Redeemable Preferred Stock were converted into common stock on a 1 for 1 basis and, pursuant to the registration rights agreement with the Company, were sold in a registered secondary offering by the holders thereof. In June 2004, the Company converted all of its remaining outstanding Series A Preferred Shares (including all shares accrued thereon through June 28, 2004) on a 1 for 1 basis into common shares. The Series A Preferred Stockholders received an aggregate of 875,120 common shares of the Company as a result of the conversion. The following table reflects all Preferred Stock activity from December 31, 2003 to June 30, 2004:

Series A Convertible Redeemable Preferred Stock
(in thousands)
Balance, December 31, 2003	$95,686
Dividends — accrued in-kind shares	1,058
Shares converted into common shares	(96,206)
Accretion of carrying value	(538)
Balance, June 30, 2004	$—

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

The table below sets forth the stock option activity for the six months ended June 30, 2004:

	Number of shares	Weighted- Average Exercise Price
Balance, December 31, 2003	1,131,667	$41.05
Grants	65,000	119.19
Exercises	(335,416)	35.62
Forfeitures	(16,667)	53.61
Balance, June 30, 2004	844,584	$48.96

Of the 844,584 total stock options that have been issued and remain outstanding, 507,914 are exercisable as of June 30, 2004. A total of 286,072 shares remain authorized but unissued under the Plan. As of June 30, 2004, the weighted average contractual life of outstanding stock options is 4.2 years.

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

	For the three months ended June 30,		For the six months ended June 30,
	2003	2004	2003	2004
In thousands (except per share data)
Net income	$8,841	$11,403	$17,713	$22,870
Stock-based compensation expense, net of tax	1,126	459	2,134	1,261
Pro forma net income	$7,715	$10,944	$15,579	$21,609

Net income available to common stockholders	$7,560	$11,124	$15,158	$21,481
Stock-based compensation expense, net of tax	1,126	459	2,134	1,261
Pro forma net income available to common stockholders	$6,434	$10,665	$13,024	$20,220

Net income per share:
As reported:
Basic	$0.71	$0.80	$1.42	$1.70
Diluted	$0.60	$0.75	$1.20	$1.51
Pro forma:
Basic	$0.60	$0.76	$1.22	$1.60
Diluted	$0.52	$0.72	$1.06	$1.43

The table below sets forth the assumptions used to estimate fair value as of the date of grant using the Black-Scholes option pricing model:

	2002	2003	2004
Dividend yield	0.5%	0.5%	0.24%
Risk-free interest rates	4.8%	3.0%	3.8%
Volatility	43%	40%	34%
Expected option term (years)	5.9	5.2	6.1
Weighted average fair value of options granted during the year	$23.65	$21.88	$47.70

6.    Investments in Marketable Securities

The Company's investments in marketable securities consist solely of publicly traded securities and are recorded at fair value based on the quoted market prices. The investments are considered "available-for-sale" as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity (deficit). Realized gains and losses from the sale of marketable securities are based on the specific identification method.

7.    Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 — An Interpretation of ARB 51 (revised December 2003) ("FAS 46R"), Consolidation of Variable Interest Entities. FIN 46R addresses consolidation by business enterprises of variable interest entities. FIN 46R is effective for periods ending after March 15, 2004 and did not have a material impact on the Company's financial statements.

8.    Lease Agreements

During 2004, the Company executed leases for new campuses as follows:

Campus	Square Feet	Lease Commencement Date	Term	Average Annual Payment
Chamblee County, GA	17,000	05/15/04	128 months	$339,000
Cobb County, GA	15,700	06/15/04	96 months	$434,000
King of Prussia, PA	12,600	08/01/04	87 months	$257,000

9.    Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses, the Company was reimbursed by the lessors for improvements made to the leased properties. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability was established. During the second quarter of 2004, the Company recorded $718,000 in lease incentives for several of its campuses. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2003 and June 30, 2004, the Company had deferred lease incentives of $1,513,000 and $2,040,000, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Schedule Rent Increases", the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2003 and June 30, 2004, the Company had deferred lease obligations of $820,000 and $1,338,000, respectively.

Indemnification on the Sale of Student Loans

In 2003, the Company sold its student loan portfolio to a national student loan marketing organization. Under the terms of the Indemnification Agreement, the Company has provided an indemnification to the purchaser of the student loans for claims that may arise due to loan documentation, regulatory compliance, and loan servicing for the student loans that were sold. As of December 31, 2003 and June 30, 2004, the Company had recorded a liability of $333,000 and $289,000, respectively, for the indemnification.

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Enrollment.    Enrollment at Strayer University for the 2004 spring term, which began March 29, 2004 and ended June 14, 2004, increased 23% to 20,681 students compared to 16,772 for the same term in 2003. Across the Strayer University campus network, new student enrollments increased 29% and continuing student enrollments increased 22%. Out of Area Online students increased 74%, while students taking 100% of their classes online (including campus based students) increased 55%.

Student Enrollment

	Spring 2003	Spring 2004	% Change
Campus Based Students:
New Campuses (13 in operation 3 or less years)
Classroom	1,166	2,133	83%
Online	1,013	2,454	142%
Total New Campus Students	2,179	4,587	111%

Mature Campuses (14 in operation 4 or more years)
Classroom	9,234	8,661	–6%
Online	4,154	5,335	28%
Total Mature Campus Students	13,388	13,996	5%

Total Campus Based Students	15,567	18,583	19%

Online-Based Students (out of area)	1,205	2,098	74%

Total Students	16,772	20,681	23%

Total Students Taking All Courses Online	6,372	9,887	55%

Total Students Taking At Least 1 Course Online	8,033	12,109	51%

Revenues.     Revenue increased 27% from $37.0 million in the second quarter of 2003 to $46.8 million in the second quarter of 2004, principally due to a 23% increase in student enrollments and a 5% tuition increase effective for 2004.

Instruction and educational support expenses. Instruction and educational support expenses increased $3.2 million, or 25%, from $13.3 million in the second quarter of 2003 to $16.5 million in the second quarter of 2004. This increase was principally due to the direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, campus facility costs and financial aid processing costs. These costs as a percentage of revenues decreased to 35.3% in the second quarter of 2004 from 35.9% in the second quarter of 2003 as strong revenue growth more than offset the cost increases described above.

Selling and promotion expenses.    Selling and promotion expenses increased $1.4 million, or 28%, from $4.9 million in the second quarter of 2003 to $6.3 million in the second quarter of 2004. This increase was principally due to marketing expenses associated with opening two new campuses for summer term 2004 in Georgia, as well as ongoing marketing expenses for the two other new campuses (in Greenville, South Carolina and a second Memphis campus) opened in the 2004 spring term and the two campuses opened in Pennsylvania for the fall term in 2003. The addition of admissions staff at these new campuses and at Strayer University Online also contributed to the increase. These expenses as a percentage of revenues increased to 13.5% in the second quarter of 2004 from 13.4% in the second quarter of 2003.

General and administrative expenses.     General and administrative expenses increased $0.9 million, or 18%, from $4.7 million in the second quarter of 2003 to $5.6 million in the second quarter of 2004. This increase was principally due to increased employee compensation and related expenses as well as the addition of five new campuses since the second quarter of 2003. General and administrative expenses as a percentage of revenue decreased to 12.0% in the second quarter of 2004 from 12.8% in the second quarter of 2003 as strong revenue growth more than offset the cost increase described above.

Income from operations.     Operating income increased $4.4 million, or 31%, from $14.0 million in the second quarter of 2003 to $18.4 million in the second quarter of 2004. The increase was due to the aforementioned factors.

Investment and other income.     Investment and other income decreased $0.2 million, or 38%, from $0.6 million in the second quarter of 2003 to $0.4 million in the second quarter of 2004. The decrease was principally due to a shift of underlying investments from a short-term corporate bond fund and money market funds to a short-term tax-exempt bond fund and tax-exempt money market funds which had lower yields. Lower interest rates, compared to the same period in 2003, partly offset by a larger average cash balance also contributed to the decrease.

Net income.     Net income was $11.4 million in the second quarter of 2004 compared to $8.8 million for the same period in 2003, an increase of $2.6 million, or 29%, because of factors discussed above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues.    Revenue increased 26% from $73.7 million in the six months ended June 30, 2003 to $92.9 million in the six months ended June 30, 2004, principally due to an average 22% increase in student enrollments and a 5% tuition increase effective for 2004.

Instruction and educational support expenses.    Instruction and educational support expenses increased $5.6 million, or 22%, from $26.1 million in the six months ended June 30, 2003 to $31.7 million in the six months ended June 30, 2004. This increase was principally due to the direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, campus facility costs and financial aid processing costs. These costs as a percentage of revenues decreased to 34.1% in the six months ended June 30, 2004 from 35.4% in the six months ended June 30, 2003 as strong revenue growth more than offset the cost increases described above.

Selling and promotion expenses.    Selling and promotion expenses increased $2.6 million, or 26%, from $9.8 million in the six months ended June 30, 2003 to $12.4 million in the six months ended June 30, 2004. This increase was principally due to marketing expenses associated with opening four new campuses, one in Tennessee and one in South Carolina for 2004 spring term and two in Georgia for 2004 summer term, as well as ongoing marketing expenses for the two new campuses opened in Pennsylvania for the fall term in 2003. The addition of admissions representatives at these new campuses and at Strayer University Online also contributed to the increase. These expenses as a percentage of revenues decreased slightly to 13.3% in the six months ended June 30, 2004 from 13.4% in the six months ended June 30, 2003.

General and administrative expenses.    General and administrative expenses increased $2.3 million, or 24%, from $9.6 million in the six months ended June 30, 2003 to $11.9 million in the six months ended June 30, 2004. This increase was principally due to increased employee compensation and related expenses as well as the addition of five new campuses since June 30, 2003 and the general and administrative expenses related to the two new campuses opened for summer term 2004. General and administrative expenses as a percentage of revenues decreased slightly from 13.0% for the six months ended June 30, 2003 to 12.8% for the six months ended June 30, 2004.

Income from operations.    Operating income increased $8.8 million, or 31%, from $28.1 million in the six months ended June 30, 2003 to $36.9 million in the six months ended June 30, 2004. The increase was due to the aforementioned factors.

Investment and other income.    Investment and other income decreased $0.5 million, or 41%, from $1.2 million in the six months ended June 30, 2003 to $0.7 million in the six months ended June 30, 2004. The decrease was principally due to a shift of underlying investments from a short-term corporate bond fund and money market funds to a short-term tax-exempt bond fund and tax-exempt money market funds which had lower yields. Lower interest rates, compared to the same period in 2003, partly offset by a larger average cash balance also contributed to the decrease.

Net income.    Net income was $22.9 million in the six months ended June 30, 2004 compared to $17.7 million for the same period in 2003, an increase of $5.2 million, or 29%, because of factors discussed above.

Liquidity and Capital Resources

At June 30, 2004, the Company had cash, cash equivalents and marketable securities available for sale of $116.7 million compared to $108.0 million at December 31, 2003 and $83.8 million at June 30, 2003. Beginning in the second quarter of 2002, the Company began investing in a diversified no load, short-term, investment grade corporate bond fund in an effort to generate a somewhat higher yield on its short-term, liquid assets than its holdings in bank overnight deposits and money market funds, but taking only limited credit and interest rate risk. In the third quarter of 2003, this $26.1 million investment was liquidated, generating a gain from sale of marketable securities of $0.1 million before tax. Most of the proceeds were re-invested in a diversified, shorter term, investment grade tax-exempt bond fund to further reduce the Company's interest rate risk and to benefit from the tax efficiency of the fund's underlying securities. As of June 30, 2004, the Company had invested a total of $25.8 million in this fund. At June 30, 2004, the 470 issues in this fund had an average credit rating of Aa1, an average maturity of 1.2 years and an average duration of 1.1 years, as well as an average yield to maturity of 1.9%.

For the six months ended June 30, 2004, the Company generated $26.3 million in net cash from operating activities compared to $19.6 million for the same period in 2003. Capital expenditures were $5.1 million for the six months ended June 30, 2004 compared to $2.4 million for the same period in 2003.

In the six months ended June 30, 2004, the Company also paid $3.1 million in dividends, $1.5 million to its preferred stockholders and $1.6 million to its common stockholders. During this period, the Company repurchased 180,568 shares of common stock at an average price of $117.22 per share, or an aggregate of $21.2 million, leaving $15.6 million remaining under the Company's share repurchase program.

For the second quarter 2004, bad debt expense as a percentage of revenue was 2.2% compared to 1.9% for the same period in 2003. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 9 days at the end of the second quarter 2004, compared to 7 days for the same period in 2003.

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

Campuses

The Company has opened two new campuses for the 2004 spring term. One campus is located in Greenville, South Carolina, the Company's first campus in that state. The other new campus is located in Memphis, Tennessee, the Company's second in this city and third in the state.

The Company has also opened two new campuses in the Atlanta, Georgia area for the 2004 summer term. In addition, the Company intends to open a new campus in Philadelphia, Pennsylvania for the fall term, its third campus in that area.

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

Conversion of Series A Convertible Redeemable Preferred Stock

As previously announced, the Company has converted all of its remaining outstanding Series A Preferred Shares (including all shares accrued thereon through June 28, 2004). The Series A Preferred Stockholders received an aggregate of 875,120 common shares of the Company as a result of the conversion. This transaction has no impact on diluted shares outstanding since it had already included the assumed conversion of these preferred shares.

Dividend Policy

The Company announced that it is increasing its annual common stock dividend to $0.50 per share from $0.26 per share. This increase in annual dividend will result in a quarterly dividend payment of $0.125 per share. The Company also reported that it is changing the timing of its dividend announcements and subsequent payment dates to correspond with its quarterly earnings releases. As a result, the third quarter dividend will now be paid on December 10 instead of in October. The Company intends to make subsequent dividend payments on a quarterly basis on March 10, June 10, September 10, and December 10 of each year. The dividend record date will be announced in the quarterly earnings release and will precede the dividend payment date by approximately two weeks. With the rescheduling this year of the third quarter dividend payment from October to December, the $0.50 annual dividend will be prorated over a five month period instead of three, resulting in a dividend payment of $0.21 per share on December 10, 2004.

Total Potential Share Issuance

The Company's total current and potential common shares outstanding are as follows (in thousands):

Current
Common shares issued and outstanding at 6/30/04	14,835
Issued stock options using Treasury Stock Method	359
Total current	15,194
Potential
Total issued stock options, less options accounted for using the Treasury Stock Method above	486
Authorized but unissued options	286
Total potential	772
Total current and potential common shares	15,966

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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2004, a 10% increase or decline in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

ITEM 4: CONTROLS AND PROCEDURES

a)	The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures as of June 30, 2004. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant has in place, as of June 30, 2004, appropriate controls and procedures designed to ensure that information required to be disclosed by the Registrant (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Registrant's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

During the quarter, the Company completed its $15 million share repurchase program announced in November 2003. On May 24, 2004, as was publicly announced, the Company's Board of Directors authorized an additional $25 million for share repurchases over the next 19 months under this program. A summary of the Company's share repurchases during the quarter is set forth below:

	Shares Repurchased	Average Price Per Share	Authorization Remaining ($ mil)
Beginning Balance (at 12/31/03)			$11.8
Additional Authorization	—	—	25.0
May	118,494	$116.11	(13.8)
June	62,074	$119.33	(7.4)
Total (at 6/30/04)	180,568	$117.22	$15.6

In June 2004, the Company converted all of its remaining outstanding Series A Preferred Shares (including all shares accrued thereon through June 28, 2004) on a 1 for 1 basis into common shares. The Series A Preferred Stockholders received an aggregate of 875,120 common shares of the Company as a result of the conversion. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matter to a Vote of Security Holders.

At the Annual Meeting of our Stockholders held on May 4, 2004, the following matters were submitted to a vote of our common stockholders:

Proposal

1.	Election of Common Stock Directors:

	For	Against	Abstain	No Vote
Robert S. Silberman	12,735,715	103,752	0	0
Dr. Charlotte F. Beason	12,735,714	103,753	0	0
William E. Brock	12,735,715	103,752	0	0
David A. Coulter	12,735,715	103,752	0	0
Gary Gensler	12,735,715	103,752	0	0
Robert R. Grusky	12,735,715	103,752	0	0
Todd A. Milano	12,735,715	103,752	0	0
Robert L. Johnson	12,735,715	103,752	0	0
G. Thomas Waite, III	12,735,715	103,752	0	0
J. David Wargo	12,735,715	103,752	0	0

2.	Ratification of Appointment of PricewaterhouseCoopers LLP to serve as independent auditors for the fiscal year ending December 31, 2004:

For	Against	Abstain	No Vote
12,752,432	86,115	920	0

Item 5.    Other Information.

None

Item 6.    Exhibits and Reports on Form 8-K.

a)	Exhibits:

Exhibit 31.01

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.02

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.01

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K:

On April 23, 2004, the Registrant filed a Current Report on Form 8-K announcing a management reorganization.

On May 24, 2004, the Registrant filed a Current Report on Form 8-K announcing the amendment of its share repurchase program to authorize an additional $25 million of repurchases.

On June 15, 2004, the Registrant filed a Current Report on Form 8-K announcing the calling of Series A Preferred shares for redemption.

On June 16, 2004, the Registrant filed a Current Report on Form 8-K announcing that it had declared its regular quarterly common stock cash dividend for the Second Quarter in the amount of $0.065 per share payable on July 20, 2004 to all holders of record on July 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

STRAYER EDUCATION, INC.

By: /s/ Mark C. Brown

Mark C. Brown
Senior Vice President and Chief Financial Officer

Date: August 5, 2004

Exhibit Index

Exhibit	Description
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002