Form 10-Q
period 2004-09-30
STRAYER EDUCATION INC
filed 2004-10-29
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
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
   DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES /X/ NO / /

   AS OF OCTOBER 22, 2004, THERE WERE OUTSTANDING 14,669,437 SHARES OF COMMON
   STOCK, PAR VALUE $.01 PER SHARE OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART I -- FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Unaudited Condensed Consolidated Balance Sheets at
               December 31, 2003 and September 30, 2004.........................................                    3

               Unaudited Condensed Consolidated Statements of Income
               for the three and nine month periods ended September 30, 2003 and 2004...........                    4

               Unaudited Condensed Consolidated Statements of Comprehensive
               Income for the three and nine month periods ended September 30,
               2003 and 2004....................................................................                    4

               Unaudited Condensed Statement of Stockholders' Equity for the nine
               month period ended September 30, 2004............................................                    5

               Unaudited Condensed Consolidated Statements of Cash Flows
               for the nine month periods ended September 30, 2003 and 2004.....................                    6

               Notes to Unaudited Condensed Consolidated Financial Statements...................                    7

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations....................................                   13

  Item 3.      Quantitative and Qualitative
               Disclosures About Market Risk....................................................                   20

  Item 4.      Controls and Procedures..........................................................                   20

PART II -- OTHER INFORMATION

  Items 1-6 and Exhibits........................................................................                   21

SIGNATURES......................................................................................                   23

                             STRAYER EDUCATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Amounts in thousands, except share data)

                                              ASSETS                              December 31,         September 30,
                                                                                       2003                 2004
                                                                                 ---------------    -----------------

Current assets:
   Cash and cash equivalents ...................................................   $  82,089           $  85,823
   Marketable securities available for sale, at fair value .....................      25,951              25,835
   Income taxes receivable .....................................................        --                 1,259
   Tuition receivable, net of allowances for doubtful accounts .................      35,997              47,315
   Student loans receivable, held for sale .....................................          65                  22
   Other current assets ........................................................       1,656               3,671
                                                                                   ---------           ---------
       Total current assets ....................................................     145,758             163,925
Property and equipment, net ....................................................      35,930              39,957
Restricted cash ................................................................         500                 500
Other assets ...................................................................         368                 343
                                                                                   ---------           ---------
       Total assets ............................................................   $ 182,556           $ 204,725
                                                                                   =========           =========

                                LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................   $   5,127           $   6,402
   Accrued expenses ............................................................       2,329               1,985
   Income taxes payable ........................................................       2,898                  --
   Dividends payable ...........................................................       1,510                  --
   Unearned tuition ............................................................      39,134              51,941
                                                                                   ---------           ---------
        Total current liabilities ..............................................      50,998              60,328
Deferred income taxes ..........................................................         228                 959
Long-term liabilities ..........................................................       2,666               4,575
                                                                                   ---------           ---------
        Total liabilities ......................................................      53,892              65,862
                                                                                   ---------           ---------

Commitments and contingencies
Mandatorily redeemable convertible Series A preferred stock, par value $.01; 6,000,000 shares authorized; 3,899,944
      shares issued and outstanding at December 31, 2003 .......................      95,686                --

Stockholders' equity:
   Common Stock, par value $.01; 20,000,000 shares
      authorized; 10,703,395 and 14,669,437 shares issued and outstanding
      at December 31, 2003 and September 30, 2004, respectively ................         107                 147
   Additional paid-in capital ..................................................      59,838             141,035
   Retained earnings (accumulated deficit) .....................................     (26,918)             (2,218)
   Accumulated other comprehensive income (loss) ...............................         (49)               (101)
                                                                                   ---------           ---------
         Total stockholders' equity ............................................      32,978             138,863
                                                                                   ---------           ---------
         Total liabilities and stockholders' equity ............................   $ 182,556            $204,725
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

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

                                                                  For the three months            For the nine months
                                                                   ended September 30,            ended September 30,
                                                                ---------------------------    ---------------------------
                                                                   2003            2004           2003           2004
                                                                ------------    -----------    ------------   ------------

Revenues                                                           $ 29,993       $ 38,009       $ 103,652      $ 130,926
Costs and expenses:
     Instruction and educational support.....................        12,236         14,889          38,324         46,613
     Selling and promotion...................................         7,104          9,159          16,940         21,564
     General and administrative..............................         5,085          6,124          14,687         18,041
Gain on sale of asset........................................         1,772             --           1,772             --
                                                                ------------    -----------    ------------   ------------
            Income from operations...........................         7,340          7,837          35,473         44,708
 Investment and other income.................................           688            376           1,850          1,058
                                                                ------------    -----------    ------------   ------------
            Income before income taxes.......................         8,028          8,213          37,323         45,766
Provision for income taxes...................................         3,174          3,123          14,753         17,808
                                                                ------------    -----------    ------------   ------------
           Net income........................................         4,854          5,090          22,570         27,958
Preferred stock dividends and accretion......................         1,287             --           3,843          1,389
                                                                 ------------    -----------    ------------   ------------
           Net income available to common
           stockholders......................................       $ 3,567        $ 5,090        $ 18,727        $26,569
                                                                 ============    ===========    ============   ============
Basic net income per share...................................       $  0.33        $  0.35        $   1.75        $  1.99
                                                                 ============    ===========    ============   ============
Diluted net income per share.................................       $  0.32        $  0.34        $   1.53        $  1.85
                                                                 ============    ===========    ============   ============

                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Amounts in thousands)

                                                                   For the three months               For the nine months
                                                                    ended September 30,               ended September 30,
                                                               -------------------------------  -------------------------------
                                                                   2003              2004             2003           2004
                                                               -------------     -------------  ---------------  --------------

Net income.................................................       $4,854           $ 5,090          $ 22,570        $ 27,958
Other comprehensive income:
      Unrealized gain (loss) on investments,
      net of taxes.........................................         (222)               49               (54)            (52)
                                                               -------------     -------------    -------------  --------------
Comprehensive income.......................................       $4,632           $ 5,139          $ 22,516        $ 27,906
                                                               =============     =============    =============  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (Amounts in thousands, except share data)

                                                          Common Stock                    Retained       Accumulated
                                                          ------------      Additional    Earnings         Other
                                                                             Paid-in    (Accumulated   Comprehensive
                                                      Shares        Amount   Capital      Deficit)        Income           Total
                                                      ------        ------   -------      --------        ------           -----

Balance at 12/31/03..............................  10,703,395      $  107     59,838     $  (26,918)       $ (49)          $32,978
Exercise of stock options........................     335,416           3     11,945             --           --            11,948
Tax benefit from exercise of stock
     options.....................................          --          --      9,855             --           --             9,855
Issuance of common stock for
     redemption of preferred stock...............   3,977,120          40     96,166             --           --            96,206
Repurchase of common stock.......................    (346,494)         (3)   (36,769)            --           --           (36,772)
Preferred stock dividends and accretion..........          --          --         --         (1,389)          --            (1,389)
Common stock dividends...........................          --          --         --         (1,869)          --            (1,869)
Change in net unrealized gains (losses)
     on marketable securities, net of income tax           --          --         --             --          (52)              (52)
Net income.......................................          --          --         --         27,958            --           27,958
                                                   ----------      ------   ---------   -----------       -------          --------
Balance at 9/30/04...............................  14,669,437      $  147  $ 141,035     $   (2,218)      $ (101)        $ 138,863
                                                   ==========      ======   =========   ============      =======         =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Amounts in thousands)

                                                                                      For the nine months ended September 30,
                                                                                      ---------------------------------------
                                                                                            2003                  2004
                                                                                          --------              --------

  Cash flows from operating activities:
    Net income..................................................................          $22,570               $27,958
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization of deferred rent..........................................              198                   442
         Gain on sale of marketable securities..................................             (135)                   --
         Gain on sale of property and equipment.................................           (1,772)                   --
         Depreciation and amortization..........................................            3,235                 3,971
         Provision for student loan losses and indemnification..................              141                  (182)
         Deferred income taxes..................................................                1                   (69)
    Changes in assets and liabilities:
         Tuition receivable, net................................................          (11,013)              (11,318)
         Other current assets...................................................             (444)                 (762)
         Restricted cash........................................................             (500)                   --
         Other assets...........................................................              (57)                   25
         Accounts payable.......................................................              858                 1,275
         Accrued expenses.......................................................              401                  (344)
         Income taxes payable...................................................           (2,638)                6,271
         Unearned tuition.......................................................           13,086                12,807
    Student loans originated....................................................           (6,460)               (1,088)
    Collections on student loans receivable and held for sale...................            6,100                 1,235
                                                                                          -------               -------
             Net cash provided by operating activities..........................           23,571                40,221
                                                                                          -------               -------
  Cash flows from investing activities:
     Proceeds from sale of property and equipment...............................            5,150                    --
     Proceeds from sale of marketable equipment.................................           26,135                    --
     Purchases of property and equipment........................................           (4,349)               (7,998)
     Purchases of marketable securities.........................................          (34,000)                   --
                                                                                          -------               -------
             Net cash used in investing activities..............................           (7,064)               (7,998)
                                                                                          -------               -------
  Cash flows from financing activities:
     Deferred lease incentives..................................................               11                   582
     Common stock dividends paid................................................           (2,080)               (2,564)
     Preferred stock dividends paid.............................................           (2,445)               (1,684)
     Repurchase of common stock ................................................               --               (36,772)
     Proceeds from exercise of stock options....................................            2,807                11,949
                                                                                          -------               -------
             Net cash used in financing activities..............................           (1,707)              (28,489)
                                                                                          -------               -------
             Net increase in cash and cash equivalents..........................           14,800                 3,734
  Cash and cash equivalents - beginning of period...............................           49,135                82,089
                                                                                          -------               -------
  Cash and cash equivalents - end of period.....................................          $63,935               $85,823
                                                                                          =======               =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    Information as of September 30, 2003 and 2004 and for the three-month and nine-month periods ended September 30, 2003 and 2004 is unaudited.

1. BASIS OF PRESENTATION

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the
Company), Strayer University, Inc. (the University) and Education Loan
Processing, Inc. (ELP), collectively referred to herein as the "Company" or
"Companies."

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of September 30, 2004, and for the three and nine months ended September 30, 2003 and 2004 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company.

The Company's educational programs are offered on a quarterly basis.
Approximately 96% of the Company's revenues during the nine months ended
September 30, 2004 consisted of tuition revenue. Tuition revenue is deferred at the time of registration and is recognized in the quarter of instruction.
Tuition revenue is shown net of any refunds, withdrawals or corporate discounts.
Beginning in the first quarter 2004, the Company began recording employee tuition discounts and scholarships & awards as a reduction to revenue as well.
In the prior year, these items (totaling $541,000 and $1,604,000 for the three and nine months ended September 30, 2003, respectively) were treated as an operating expense.

Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, and other income which are recognized when incurred. Beginning in the first quarter 2004, the Company also began recording textbook-related income as revenue. In the prior year, this income ($145,000 and $383,000 for the three and nine months ended September 30,
2003, respectively) was included in Investment and other income. This change in classification, as well as the one referenced above, had no impact on net income and is immaterial in amount.

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

2. NATURE OF OPERATIONS

The Company, a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its thirty campuses in Pennsylvania, Maryland, Washington, D.C.,
Virginia, North Carolina, South Carolina, Tennessee, and

Georgia and worldwide via the Internet through Strayer University Online. ELP originates student loans for the University's students, which loans are held for sale.

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

                                                          For the three months               For the nine months
                                                           ended September 30,               ended September 30,
                                                       ----------------------------       --------------------------
                                                             (in thousands)                    (in thousands)
                                                         2003            2004               2003            2004
                                                       ----------      ----------         --------------------------

Weighted average shares outstanding
     used to compute basic net income per share...        10,727          14,743             10,682          13,340
Incremental shares issuable upon the
     assumed conversion of preferred stock........         3,864              --              3,828           1,398
Incremental shares issuable upon the
     assumed exercise of stock options............           378             278                286             354
                                                       ----------      ----------         ----------      ----------
Shares used to compute diluted net income
     per share....................................        14,969          15,021             14,796          15,092
                                                       ==========      ==========         ==========      ==========

For additional information regarding total potential share issuance, see
"Management's Discussion and Analysis of Financial Condition and Results of
Operations."

Set forth below is a reconciliation of net income used to compute net income per share:

                                                         For the three months               For the nine months
                                                          ended September 30,               ended September 30,
                                                    -----------------------------        ---------------------------
                                                           (in thousands)                      (in thousands)
                                                        2003             2004               2003            2004
                                                    -------------     -----------        ------------    -----------

Net income available to common stockholders used         $ 3,567         $ 5,090            $ 18,727       $ 26,569
  to compute basic earnings per share.............
Plus: Impact of assumed preferred stock
     conversion:
     Preferred stock dividends and accretion......         1,287              --               3,843          1,389
                                                    -------------     -----------        ------------    -----------
Net income used to compute diluted net income
   per share......................................       $ 4,854         $ 5,090            $ 22,570       $ 27,958
                                                    =============     ===========        ============    ===========

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

   Common Stock

   A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2003 and September 30, 2004, the Company had
   10,703,395 and 14,669,437 shares of common stock issued and outstanding, respectively. Commencing in the third quarter of 2004, the Company increased the annual common stock cash dividend to $0.50 per share or $0.125 per share quarterly. However, with the rescheduling this year of the third quarter dividend payment from October to December (in connection with a general change in timing of such dividend to occur in March, June, September and
   December of each year), the $0.50 per share annual dividend is being prorated over a five month period instead of three, resulting in a dividend payment of
   $0.21 per share instead of a quarterly payment of $0.125 per share.

   Series A Convertible Redeemable Preferred Stock

   A total of 6,000,000 shares of Series A Convertible Redeemable Preferred
   Stock, par value $0.01, have been authorized. As of December 31, 2003,
   3,899,944 shares of Series A Convertible Redeemable Preferred Stock were issued and outstanding. During the nine months ended September 30, 2004, the
   Company recorded 77,176 shares as accrued in-kind dividends. In March 2004,
   3,102,000 shares of Series A Convertible Redeemable Preferred Stock were converted into common stock on a 1 for 1 basis and, pursuant to the registration rights agreement with the Company, were sold in a registered secondary offering by the holders thereof. In June 2004, the Company converted all of its remaining outstanding Series A Preferred Shares
   (including all shares accrued thereon through June 28, 2004) on a 1 for 1 basis into common shares. The Series A Preferred Stockholders received an aggregate of 875,120 common shares of the Company as a result of the conversion. The following table reflects all Preferred Stock activity from
   December 31, 2003 to September 30, 2004:

                                                                       Series A Convertible
                                                                       Redeemable Preferred
                                                                              Stock
                                                                       --------------------
                                                                          (in thousands)

       Balance, December 31, 2003.....................................       $95,686
       Dividends - accrued in-kind shares.............................         1,058
       Shares converted into common shares............................       (96,206)
       Accretion of carrying value....................................          (538)
                                                                             -------
       Balance, September 30, 2004....................................       $    --
                                                                             =======

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

     The table below sets forth the stock option activity for the nine months ended September 30, 2004:

                                                                                 Weighted-Average
                                                            Number of shares      Exercise Price
                                                            ----------------      --------------

       Balance, December 31, 2003........................      1,131,667              $ 41.05
       Grants............................................         85,000               113.54
       Exercises.........................................       (335,416)               35.62
       Forfeitures.......................................        (16,667)               53.61
                                                               ---------              -------
       Balance, September 30, 2004.......................        864,584              $ 50.03
                                                               =========              =======

     Of the 864,584 total stock options that have been issued and remain outstanding, 536,248 are exercisable as of September 30, 2004. A total of
     266,072 shares remain authorized but unissued under the Plan. As of
     September 30, 2004, the weighted average contractual life of outstanding stock options is 4.0 years.

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

                                                    For the three months ended      For the nine months ended
                                                           September 30,                  September 30,
                                                    --------------------------      -------------------------
                                                        2003         2004             2003            2004
                                                        ----         ----             ----            ----

In thousands (except per share data)

Net income........................................    $  4,854      $  5,090         $ 22,570         $ 27,958
Stock-based compensation expense, net of tax......         849           472            2,983            1,746
                                                      --------      --------         --------         --------
Pro forma net income..............................    $  4,005      $  4,618         $ 19,587         $ 26,212
                                                      ========      ========         ========         ========

Net income available to common stockholders.......    $  3,567      $  5,090         $ 18,727         $ 26,569
Stock-based compensation expense, net of tax......         849           472            2,983            1,746
                                                      --------      --------         --------         --------
Pro forma net income available to common
   stockholders...................................    $  2,718      $  4,618         $ 15,744         $ 24,823
                                                      ========      ========         ========         ========

Net income per share:
     As reported:
          Basic...................................    $   0.33      $   0.35         $   1.75         $   1.99
          Diluted.................................    $   0.32      $   0.34         $   1.53         $   1.85
     Pro forma:
          Basic...................................    $   0.25      $   0.31         $   1.47         $   1.86
          Diluted.................................    $   0.27      $   0.31         $   1.32         $   1.74

The table below sets forth the assumptions used to estimate fair value as of the date of grant using the Black-Scholes option pricing model:

                                                                          2003       2004
                                                                          ----       ----

Dividend yield ......................................................      0.5%      0.24%
Risk-free interest rates ............................................      3.0%       3.8%
Volatility ..........................................................       40%        34%
Expected option term (years) ........................................       5.2        6.1
Weighted average fair value of options granted during the year ......    $21.88     $45.23

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

8. LEASE AGREEMENTS

During 2004, the Company executed leases for new campuses as follows:

                                                                   Lease Commencement                          Average Annual
                       Campus                   Square Feet               Date                  Term              Payment
           -------------------------------    ----------------    ---------------------    ----------------   -----------------

           Chamblee County, GA                    17,000                05/15/04               128 months         $339,000
           Cobb County, GA                        15,700                06/15/04                96 months         $434,000
           King of Prussia, PA                    12,600                08/01/04                87 months         $257,000
           Tampa, FL (Tampa East)                 13,900                01/01/05                87 months         $231,000
           Tampa, FL (Tampa West)                 14,000                02/01/05                84 months         $365,000

                  Other Properties
           -------------------------------
           Newington, VA                          14,900                01/01/05                72 months         $254,000

9. LONG-TERM LIABILITIES

Lease Incentives

In conjunction with the opening of new campuses, the Company was reimbursed by the lessors for improvements made to the leased properties. In accordance with
Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability was established. The Company recorded $828,000 and $1,546,000 in lease incentives for several of its campuses for the three and nine months ended
September 30, 2004. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2003 and September 30, 2004, the Company had deferred lease incentives of $1,513,000 and $2,744,000, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, "Accounting for
Operating Leases with Schedule Rent Increases", the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2003 and September 30, 2004, the Company
had deferred lease obligations of $820,000 and $1,576,000, respectively.

Indemnification on the Sale of Student Loans

In 2003, the Company sold its student loan portfolio to a national student loan marketing organization. Under the terms of the Indemnification Agreement, the
Company has provided an indemnification to the purchaser of the student loans for claims that may arise due to loan documentation, regulatory compliance, and loan servicing for the student loans that were sold. As of December 31, 2003 and
September 30, 2004, the Company had recorded a liability of $333,000 and
$255,000, respectively, for the indemnification.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER
30, 2003

Enrollment at Strayer University for the 2004 summer term increased 22% to
17,028 students compared to 13,928 for the same term in 2003. Across the Strayer
University campus network, both new student enrollments and continuing student enrollments increased 22%. Out-of-area online students increased 63%, while students taking 100% of their classes online (including campus-based students)
increased 47%.

                               STUDENT ENROLLMENT

                                                                               Summer        Summer          %
                                                                                2003          2004         Change
                                                                            -------------  ------------ ------------

Campus Based Students:
     New Campuses (13 in operation 3 or less years)
         Classroom                                                                   681         1,412         107%
         Online                                                                      723         1,778         146%
                                                                            -------------  ------------
     Total New Campus Students                                                     1,404         3,190         127%
                                                                            -------------  ------------

     Mature Campuses (16 in operation 4 or more years)
         Classroom                                                                 7,165         6,652          -7%
         Online                                                                    4,248         5,370          26%
                                                                            -------------  ------------
     Total Mature Campus Students                                                 11,413        12,022           5%
                                                                            -------------  ------------

Total Campus Based Students                                                       12,817        15,212          19%

Online Based Students (out-of-area)                                                1,111         1,816          63%
                                                                            -------------  ------------

Total Students                                                                    13,928        17,028          22%
                                                                            =============  ============

Total Students Taking 100% of Courses Online                                       6,082         8,964          47%

Total Students Taking at Least 1 Course Online                                     7,503        10,775          44%

      Revenues. Revenues increased 27% from $30.0 million in the third quarter of 2003 to $38.0 million in the third quarter of 2004, principally due to a 22%
increase in student enrollments and a 5% tuition increase effective for 2004.

      Instruction and educational support expenses. Instruction and educational support expenses increased $2.7 million, or 22%, from $12.2 million in the third quarter of 2003 to $14.9 million in the third quarter of 2004. This increase was principally due to the direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, campus facility costs and financial aid processing costs. These costs as a percentage of revenues decreased to 39.2% in the third

quarter of 2004 from 40.8% in the third quarter of 2003 as strong revenue growth more than offset the cost increases described above.

     Selling and promotion expenses. Selling and promotion expenses increased
$2.1 million, or 29%, from $7.1 million in the third quarter of 2003 to $9.2 million in the third quarter of 2004. This increase was principally due to marketing expenses associated with opening one new campus for 2004 fall term in
Philadelphia, Pennsylvania, as well as ongoing marketing expenses for the four other new campuses (one in Greenville, South Carolina, one in Memphis,
Tennessee, and two in Atlanta, Georgia) opened earlier in 2004. The addition of admissions staff at these new campuses and at Strayer University Online also contributed to the increase. These expenses as a percentage of revenues increased to 24.1% in the third quarter of 2004 from 23.7% in the third quarter of 2003.

      General and administrative expenses. General and administrative expenses increased $1.0 million, or 20%, from $5.1 million in the third quarter of 2003 to $6.1 million in the third quarter of 2004. This increase was principally due to increased employee compensation and related expenses as well as the addition of five new campuses since the third quarter of 2003. General and administrative expenses as a percentage of revenue decreased to 16.1% in the third quarter of
2004 from 17.0% in the third quarter of 2003 as strong revenue growth more than offset the cost increase described above.

     Gain on sale of asset. In the third quarter of 2003, the Company sold its
Washington, D.C. campus building for $5.2 million and signed a lease for space in a nearby building. This transaction resulted in a gain of $1.8 million before tax.

      Income from operations. Operating income increased $0.5 million, or 7%, from $7.3 million in the third quarter of 2003 to $7.8 million in the third quarter of 2004. The increase was due to the aforementioned factors. Excluding the gain from the sale of the Washington, D.C. campus building in the third quarter of 2003, operating income for the third quarter of 2004 increased $2.3 million, or 41%. Management believes that excluding this asset sale provides a useful indicator of the Company's underlying operating performance.

      Investment and other income. Investment and other income decreased $0.3 million, or 45%, from $0.7 million in the third quarter of 2003 to $0.4 million in the third quarter of 2004. The decrease was principally due to a shift of underlying investments from a short-term corporate bond fund and money market funds to a short-term tax-exempt bond fund and tax-exempt money market funds which had lower yields, partly offset by a higher average cash balance.

      Net income. Net income was $5.1 million in the third quarter of 2004 compared to $4.9 million for the same period in 2003, an increase of $0.2 million, or 5%, because of factors discussed above. The impact of the gain from the sale of the Washington, D.C. campus building on net income was $1.1 million in the third quarter of 2003. Excluding the gain from the third quarter of 2003, net income for the third quarter of 2004 increased $1.3 million or 34%.
Management believes that excluding this asset sale provides a useful indicator of the Company's underlying operating performance.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2003

     Revenues. Revenue increased 26% from $103.7 million in the nine months ended September 30, 2003 to $130.9 million in the nine months ended September
30, 2004, principally due to an average 22% increase in student enrollments and a 5% tuition increase effective for 2004.

     Instruction and educational support expenses. Instruction and educational support expenses increased $8.3 million, or 22%, from $38.3 million in the nine months ended September 30, 2003 to $46.6 million in the nine months ended
September 30, 2004. This increase was principally due to the direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, campus facility costs and financial aid processing costs. These costs as a percentage of revenues decreased to 35.6% in the nine months ended September 30, 2004 from 37.0% in the nine months ended September 30, 2003 as strong revenue growth more than offset the cost increases described above.

     Selling and promotion expenses. Selling and promotion expenses increased
$4.6 million, or 27%, from $17.0 million in the nine months ended September 30,
2003 to $21.6 million in the nine months ended September 30, 2004. This increase was principally due to marketing expenses associated with opening five new campuses, one in Tennessee and one in South Carolina for 2004 spring term, two in Georgia for 2004 summer term, and one in Pennsylvania for 2004 fall term. The addition of admissions representatives at these new campuses and at Strayer
University Online also contributed to the increase. These expenses as a percentage of revenues increased slightly to 16.5% in the nine months ended
September 30, 2004 from 16.3% in the nine months ended September 30, 2003.

     General and administrative expenses. General and administrative expenses increased $3.3 million, or 23%, from $14.7 million in the nine months ended
September 30, 2003 to $18.0 million in the nine months ended September 30, 2004.
This increase was principally due to increased employee compensation and related expenses as well as the addition of five new campuses since September 30, 2003.
General and administrative expenses as a percentage of revenues decreased slightly to 13.8% for the nine months ended September 30, 2004 from 14.2% for the nine months ended September 30, 2003.

     Gain on sale of asset. In the third quarter of 2003, the Company sold its
Washington, D.C. campus building for $5.2 million and signed a lease for space in a nearby building. This transaction resulted in a gain of $1.8 million before tax.

      Income from operations. Operating income increased $9.2 million, or 26%, from $35.5 million in the nine months ended September 30, 2003 to $44.7 million in the nine months ended September 30, 2004. The increase was due to the aforementioned factors. Excluding the gain from the sale of the Washington, D.C.
campus building from the nine months ended September 30, 2003, operating income for the nine months ended September 30, 2004 increased $11.0 million, or 33%.
Management believes that excluding this asset sale provides a useful indicator of the Company's underlying operating performance.

     Investment and other income. Investment and other income decreased $0.8 million, or 43%, from $1.9 million in the nine months ended September 30, 2003 to $1.1 million in the nine months ended September 30, 2004. The decrease was principally due to a shift of

underlying investments from a short-term corporate bond fund and money market funds to a short-term tax-exempt bond fund and tax-exempt money market funds which had lower yields, partly offset by a higher average cash balance.

     Net income. Net income was $28.0 million in the nine months ended September
30, 2004 compared to $22.6 million for the same period in 2003, an increase of
$5.4 million, or 24%, because of factors discussed above. The impact of the gain from the sale of the Washington, D.C. campus building on net income was $1.1 million in the third quarter of 2003. Excluding the gain on sale from the nine months ended September 30, 2003, net income for the nine months ended September
30, 2004 increased $6.5 million or 30%. Management believes that excluding this asset sale provides a useful indicator of the Company's underlying operating performance.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had cash, cash equivalents and marketable securities available for sale of $111.7 million compared to $108.0 million at
December 31, 2003 and $90.0 million at September 30, 2003. Beginning in the third quarter of 2002, the Company began investing in a diversified no load, short-term, investment grade corporate bond fund in an effort to generate a somewhat higher yield on its short-term, liquid assets than its holdings in bank overnight deposits and money market funds, but taking only limited credit and interest rate risk. In the third quarter of 2003, this $26.1 million investment was liquidated, generating a gain from sale of marketable securities of $0.1 million before tax. Most of the proceeds were re-invested in a diversified, shorter term, investment grade tax-exempt bond fund to further reduce the
Company's interest rate risk and to benefit from the tax efficiency of the fund's underlying securities. As of September 30, 2004, the Company had invested a total of $25.8 million in this fund. At September 30, 2004, the 470 issues in this fund had an average credit rating of Aa1, an average maturity of 1.1 years and an average duration of 1.0 years, as well as an average yield to maturity of
1.5%.

For the nine months ended September 30, 2004, the Company generated $40.2 million in net cash from operating activities compared to $23.6 million for the same period in 2003. The increase is largely attributable to the increase in net income as well as lower income taxes payable resulting from tax deductions for stock option exercises. Capital expenditures were $8.0 million for the nine months ended September 30, 2004 compared to $4.3 million for the same period in
2003. Capital expenditures for the year ended December 31, 2004 are expected to be in the range of $9.0 to $12.0 million.

In the nine months ended September 30, 2004, the Company also paid $4.2 million in dividends, $1.5 million to its preferred stockholders and $2.7 million to its common stockholders. During this period, the Company repurchased 346,494 shares of common stock at an average price of $106.13 per share or an aggregate of
$36.8 million, utilizing its remaining share repurchase authorization. In
October 2004, the Company's Board of Directors authorized an additional $25 million for the repurchase of common stock under the existing share repurchase program.

For the third quarter 2004, bad debt expense as a percentage of revenue was 2.5%
compared to 1.7% for the same period in 2003. Days sales outstanding, adjusted to exclude tuition

receivable related to future quarters, was nine days at the end of the third quarter 2004, compared to seven days for the same period in 2003.

Currently, the Company invests its cash in bank overnight deposits, money market funds and a short-term, tax-exempt bond fund. In addition, the Company has available two $10 million credit facilities from two banks, under which no amounts were outstanding as of September 30, 2004. The Company believes that existing cash, cash equivalents, and marketable securities, cash generated from operating activities, and if necessary, cash borrowed under the credit facilities, will be sufficient to meet the Company's requirements for at least the next 12 months.

CAMPUSES

The Company opened its third campus in the Philadelphia, Pennsylvania area for the 2004 fall term. This new Pennsylvania campus, together with two new campuses opened in Atlanta in the summer term and one campus opened in each of Memphis,
Tennessee and Greenville, South Carolina, completed the Company's goal of five new campuses in 2004. Strayer University now has 30 campuses.

The Company has obtained approval from the State of Florida to open two new campuses in the Tampa area in 2005.

COMMON STOCK CASH DIVIDEND

The Company announced in August 2004 that, commencing with the third quarter dividend, it is increasing its annual common stock dividend to $0.50 per share from $0.26 per share. This increase in annual dividend will result in a quarterly dividend payment of $0.125 per share. The Company also reported that it is changing the timing of its dividend announcements and subsequent payment dates to correspond with its quarterly earnings releases. As a result, the 2004 third quarter dividend, which was declared on October 26, 2004, will now be paid on December 10 instead of in October. The Company intends to make subsequent dividend payments on a quarterly basis on March 10, June 10, September 10, and
December 10 of each year. The dividend record date will be announced in the quarterly earnings release and will precede the dividend payment date by approximately two weeks. With the rescheduling this year of the third quarter dividend payment from October to December, the $0.50 annual dividend will be prorated over a five month period instead of three, resulting in a dividend payment of $0.21 per share on December 10, 2004 to shareholders of record as of
November 26, 2004.

TOTAL POTENTIAL SHARE ISSUANCE

The Company's total current and potential common shares outstanding are as follows (in thousands):

      Current
      -------
      Common shares issued and outstanding at 9/30/04 .....................                  14,669
      Issued stock options using Treasury Stock Method ....................                     278
                                                                                        -----------
            Total current .................................................                  14,947
                                                                                        -----------

      Potential
      ---------
      Total issued stock options, less options accounted for using
          the Treasury Stock Method above .................................                     587
      Authorized but unissued options......................................                     266
                                                                                        -----------
            Total potential ...............................................                     853
                                                                                        -----------
            Total current and potential common shares .....................                  15,800
                                                                                        ===========

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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2004, a 10% increase or decline in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

                         ITEM 4: CONTROLS AND PROCEDURES

a)   The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures as of September 30, 2004. Based upon such review, the Chief
     Executive Officer and Chief Financial Officer have concluded that the
     Registrant has in place, as of September 30, 2004, effective controls and procedures designed to ensure that information required to be disclosed by the Registrant (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.
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

b)   Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

             None

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

             During the quarter, the Company used $15.6 million to
             repurchase shares of common stock under its repurchase program announced in November 2003. The original amount authorized for this program was $15 million which was increased to $40 million in
             May 2004 as was publicly announced. On October 26, 2004, the
             Company's Board of Directors amended the Company's share
             repurchase program to authorize the repurchase of an additional
             $25 million in value of the Company's common stock. A summary of the Company's share repurchases during the quarter is set forth below:

                                                                    Shares            Average Price          Authorization
                                                                 Repurchased            Per Share          Remaining ($ mil)
                                                               -----------------    ------------------    -------------------

                 Beginning Balance (at 6/30/04)                                                                  $15.6

                 August                                               165,926               $94.06               (15.6)
                                                             -----------------    ------------------    -------------------
                 Total (at 9/30/04)                                   165,926               $94.06                  --
                                                             =================    ==================    ===================

Item 3.      Defaults Upon Senior Securities.

             None

Item 4.      Submission of Matter to a Vote of Security Holders.

             None

Item 5.      Other Information.

             None

Item 6.      Exhibits.

             Exhibit 31.01
             -------------

             Certification of Chief Executive Officer pursuant to Rule 13a
             -14(a) of the Securities Exchange Act.

             Exhibit 31.02
             -------------

             Certification of Chief Financial Officer pursuant to Rule 13a -
             14(a) of the Securities Exchange Act.

             Exhibit 32.01
             -------------

             Certification pursuant to Rule 13b - 14(b) of the Securities
             Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                             STRAYER EDUCATION, INC.

                     By: /s/      Mark C. Brown
                         --------------------------------------

                                  Mark C. Brown
                Senior Vice President and Chief Financial Officer

                             Date: October 29, 2004

                                  EXHIBIT INDEX

Exhibit           Description
-------           -----------

31.01             Certification of Chief Executive Officer pursuant to Rule 13a
                  -14(a) of the Securities Exchange Act.

31.02             Certification of Chief Financial Officer pursuant to Rule 13a
                  - 14(a) of the Securities Exchange Act.

32.01             Certification pursuant to Rule 13b - 14(b) of the Securities
                  Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

