Form 10-K
period 2004-12-31
STRAYER EDUCATION INC
filed 2005-03-02
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 0-21039

STRAYER EDUCATION, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-1975978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2004, the last business day of the Registrant's most recently completed second fiscal quarter, was $1.47 billion.

The total number of shares of common stock outstanding as of January 31, 2005 was 14,669,487.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's Definitive Proxy Statement for its 2005 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant's 2004 fiscal year) are incorporated by reference into Part III of this Report.

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

Item 1.    Business

Overview

Our company is a for-profit post-secondary education services corporation. Our mission is to make high quality, post-secondary education achievable and convenient for working adults in today's economy. We work to fulfill this mission by offering a variety of academic programs through our wholly-owned subsidiary Strayer University, Inc., both in traditional classroom courses and through Strayer University Online. Strayer University prides itself on making post-secondary education accessible to working adults who missed or were previously unable to take advantage of higher education opportunities.

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, and public administration at 32 physical campuses in Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Georgia, Tennessee and, beginning in 2005, Florida. As of December 31, 2004, we had more than 23,000 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education ("Middle States"), one of the six regional collegiate accrediting agencies recognized by the U.S. Secretary of Education. Strayer University is committed to providing an education that prepares working adult students for advancement in their careers and professional lives. It attracts students from around the country and throughout the world. As part of its program offering, the University also offers classes via the internet through Strayer University Online, providing its working adult students a more flexible and convenient program offering and allowing students worldwide to take advantage of Strayer University's programs.

We have experienced significant organic growth through new campus openings and geographic expansion over the last several years. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C. to 32 campuses in eight states and Washington, D.C. Our goal is to open new campuses every year (with five new campuses currently planned for 2005) by filling out the promising areas in those states in which we currently operate physical campuses and by expanding into contiguous states that exhibit strong demand for adult education in business and computer programs. We have opened 18 of our campuses since the beginning of 2001. At the same time, we have developed a robust online education program. Since receiving regulatory approval to offer our degree programs through Strayer University Online in 1997, our online programs have experienced rapid growth, with 14,347 students enrolled in at least one class through Strayer University Online during the 2004 fall term.

In connection with our recapitalization in May 2001, we hired a new senior management team, made significant investments in information technology infrastructure to support planned growth in our online programs, and embarked on a diligent program to open new campuses. As a result of these efforts, between 2000 and 2004 the rate of growth in our revenues increased to 24% on a compound annual basis, as our revenues increased from $78.2 million in 2000 to $183.2 million in 2004. During the same period, diluted earnings per share grew at a compound annual rate of 18%, as we continued to invest heavily in our growth initiatives. For more information relating to our revenues, profits and total assets, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere in this annual report.

Industry Background and Outlook

The market for post-secondary education is large, growing and highly fragmented. The U.S. Bureau of Labor Statistics has reported that approximately 60 million working adults in the United States do not have more than a high school education. We believe that the demand for career-oriented, post-secondary education will continue to increase during the next several years as a result of several demographic, economic and social trends, including:

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

In addition to Strayer, there are currently six other major public companies operating in the post-secondary education market in which we operate. There are also numerous smaller private and some public companies operating in the post-secondary market.

Company Strengths

We have a 113-year operating history and a track record of providing education programs for working adults. We believe the following strengths position us to capitalize on the growing demand for post-secondary education among working adults:

•	Consistent operating history. We have been in continuous operation since 1892 and have demonstrated an ability to grow consistently and profitably. Our enrollment and revenue have grown each year since our initial public offering in 1996.

•	Practical and diversified curricula. We offer core curricula in stable, high demand areas of education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students and their employers by regularly refining and updating our existing educational programs. Additionally, we replicate programs that are successful in a given campus at additional locations throughout our network of campuses. Strayer University currently offers 64 different degree, diploma and certificate programs, including emphases and concentrations, to its students.

•	Focus on working adults pursuing degree programs. We focus on helping working adults pursue college degrees in order to advance their career and employment opportunities. We believe this is an attractive market within the post-secondary education sector due to (1) the growing number of adult students enrolling in post-secondary education programs and (2) the highly motivated nature of adult students given the personal sacrifices and time commitments required to attend class while balancing their busy schedules. We consider adult students to be our primary customers, with the various business and government organizations that provide tuition assistance to their employees as our secondary customers. With this focus on the customer, regardless of whether they choose to take classes at a physical campus or online, we have only one reporting segment. In addition, we believe that the structure of our curriculum featuring associate, bachelor's and graduate-level degree programs encourages students to continue their education and results in extended periods of student enrollment which positively impacts the visibility and predictability of our future revenues. Approximately 93% of our students were enrolled in degree programs for the 2004 fall term.

•	Flexible program offerings. We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year or asynchronously through Strayer University Online. During the fall 2004 quarter, approximately 90% of the courses we offered were night or weekend courses excluding asynchronous online classes. Additionally, we developed Strayer

University Online to enable students to pursue a degree entirely online, thereby increasing the convenience, accessibility and flexibility of our educational programs. Approximately 61% of our students enrolled for the 2004 fall term were taking at least one course through Strayer University Online. We believe that these flexible offerings distinguish us from many traditional universities that currently do not effectively address the special requirements of working adults.

•	Attractive and convenient campus locations. Our campuses are located in growing metropolitan areas in the mid-Atlantic and Southern regions where there are large populations of working adults with demographic characteristics similar to those of our typical students. Strayer University's campuses are attractive and modern, offering conducive learning environments in convenient locations.

•	Established brand name and alumni support. With a 113-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional recruitment opportunities for students. Strayer University was ranked in the Washington Business Journal's 2004 Book of Lists for having the second largest enrollment in graduate business and management programs in the Washington, D.C. metropolitan area.

•	Strong owner-oriented management team. In connection with our May 2001 recapitalization, we developed a new growth strategy and hired a new senior management team in March 2001 to implement this strategy. As described below, under the leadership of Robert S. Silberman, our Chairman and Chief Executive Officer, we have embarked on various initiatives to increase enrollment and expand our campuses. In addition, all of our senior officers have made investments in Strayer through outright share purchases in addition to their option grants.

Company Strategy

Our goal is to be a leading provider of high quality post-secondary education programs for working adults primarily in the areas of business administration, accounting and information technology. We have identified the following factors as key to executing our growth strategy:

•	Maintain stable enrollment in our mature markets. At December 31, 2004, we had 17 mature campuses (those in operation for more than three years) out of a total number of 30 campuses excluding the two campuses to be opened in Florida for 2005 spring term enrollment. Over the last five years, average enrollment at our mature campuses has remained stable, while tuition has increased approximately 5% per year. Our goal is to maintain stable campus enrollments in our mature markets, while increasing revenues through continuing market-based tuition increases.

•	Open new campuses. Our goal is to open new campuses every year (with five new campuses currently planned for 2005) by filling out the promising areas in those states in which we currently operate physical campuses and by expanding into contiguous states that exhibit strong demand for adult education in business and computer programs. We believe this strategy will leverage our existing investment in curriculum, management and marketing infrastructure. Our new campuses have typically turned profitable after five to six quarters of operation.

Since our initial public offering in 1996, we have grown from eight campuses to thirty-two campuses while expanding into eight states plus Washington, D.C. We opened three campuses in 2001, in Baltimore, Maryland and in Chesapeake and Newport News, Virginia. By the spring 2002 quarter, these three new campuses had average enrollments ahead of the growth in average student enrollments we have experienced at new campuses in the past. In July 2002, we began offering classes at three campuses in North Carolina (one in Raleigh-Durham and two in Charlotte). In addition, we opened new campuses in Nashville and Memphis, Tennessee for the 2003 spring term. Due to strong demand at our Raleigh-Durham, North

Carolina campus, we opened a second campus there for the 2003 summer term. We opened two new campuses in Philadelphia for the 2003 fall term. In 2004, we opened two new campuses for spring term enrollment – one in Greenville, South Carolina and one in Memphis, Tennessee, our second one there. In addition, we opened two new campuses in Atlanta, Georgia for 2004 summer term and one campus in King of Prussia, Pennsylvania for 2004 fall term.

In 2005, we plan to open two new campuses for spring term enrollment in Tampa, Florida. In addition, three new campuses are planned in states in which we currently operate. We have also applied to operate in other states adjacent to our current operating region and expect to pursue approval in those states and open campuses in favorable demographic locations in such states as part of our multi-year expansion plan.

•	Expand Strayer University Online. We actively market Strayer University Online to U.S. students throughout all 50 states and to international students on a global basis. Strayer University Online has demonstrated its success with both asynchronous (on demand) and synchronous (real time) course offerings that are favored by working adult students because of their quality and convenience. We believe that the added flexibility of being able to offer both traditional and online courses allows us to better serve our working adult students. Due to the convenience and flexibility of online teaching, particularly in the asynchronous or "on demand" format, this medium has rapidly grown in acceptance and is expected to continue to enjoy rapid growth. Enrollment at Strayer University Online has grown at a greater than 75% compound annual growth rate since its inception in 1997. Enrollment in markets outside of commuting distance to a Strayer University physical campus has grown at a greater than 61% compound annual growth rate in this period. There were 14,347 students taking at least one online course for the 2004 fall term. We intend to make additional investments in Strayer University Online to support the continued strong growth in this area.

•	Develop corporate/institutional alliances. We believe we are well-positioned to pursue significant opportunities in the large corporate/institutional market. Our convenient evening, weekend and online courses provide an attractive solution for the education and training needs of employers and their employees. We currently have employer agreements or billing arrangements of various types with many corporations and government organizations, including AT&T, FedEx Inc., Lockheed Martin, Northrop Grumman, SAIC, Sodexho USA, UPS, United States Postal Service, Verizon, Verizon Wireless and Wachovia. We are actively working with other corporations and institutions to increase the number of such arrangements and to further develop existing relationships. These relationships, once established, provide an ongoing source of new and continuing students obtained at lower marketing costs.

•	Optimize the use of stockholders' capital. We periodically evaluate opportunities to acquire other providers of post-secondary education. When exploring acquisition opportunities, we seek schools that we believe offer programs with a good strategic fit to our current curricula and that have demonstrated compliance with regulatory requirements and accreditation standards. We also seek out operations that are located in geographic areas that possess attractive demographic characteristics. In addition, we consider other factors such as price, the opportunity to improve operating performance through the implementation of our operating strategies, competitive factors and the availability of financing on acceptable terms. We compare potential acquisitions to other alternative uses of our capital (including but not limited to organic growth alternatives, share repurchases and special or increased dividends) in terms of return on capital and enhancing shareholder value. In 2004, we repurchased shares of our common stock and increased our common stock dividend. We have no current commitments with regard to potential acquisitions.

Strayer University

Curriculum

Strayer University offers information technology and business-oriented curricula to equip students with specialized and practical knowledge and skills for careers in business, industry and government. Our Academic Curriculum Committee periodically reviews and revises the University's course offerings to improve the educational programs and respond to competitive changes in job markets. In 1993, Strayer University formed a Curriculum Advisory Board. The composition of the Curriculum Advisory Board varies over time, but typically consists of Strayer University faculty and representatives from private and government employers. The Curriculum Advisory Board supports the program evaluation process. Strayer University uses advice from the Curriculum Advisory Board to make decisions about curriculum development, resource allocation and faculty appointments. We regularly evaluate new programs and degrees to ensure that we stay current with the needs of our students and their employers. In 2004, we commenced offering three new Master's degree programs (Master of Education, Master of Health Services Administration and Master of Public Administration) in Maryland, Virginia and Washington, D.C. and plan to seek approval for and offer these new programs at our other locations over time.

Strayer University offers programs in the following areas:

Graduate Programs	Undergraduate Programs
• Master of Business Administration (M.B.A.) Degree • Master of Education (M.Ed.) Degree • Master of Health Services Administration (M.H.S.A.) Degree • Master of Public Administration (M.P.A.) Degree	• Bachelor of Science (B.S.) Degree Accounting Business Administration* Computer Information Systems Computer Networking Database Technology Economics International Business Internetworking Technology

• Master of Science (M.S.) Degree Communications Technology Information Systems Management Information Systems Professional Accounting	• Associate in Arts (A.A.) Degree
        Accounting
        Acquisition and Contract Management
        Business Administration
        Computer Information Systems
        Computer Networking
        Database Technology
        Economics
        General Studies
        Internetworking Technology
Marketing

• Executive Graduate Certificate Programs Business Administration Computer Information Systems Professional Accounting	• Diploma Programs Accounting Acquisition and Contract Management Computer Information Systems Internetworking Technology Network Security Web Development

Graduate Programs	Undergraduate Programs
• Undergraduate Certificate Programs Accounting Business Administration Computer Information Systems

*	In 2004, Strayer University was authorized to change the name of the degree from Bachelor of Science in Business Administration (BSBA) to Bachelor of Business Administration (BBA). This name change becomes effective throughout the University in Winter 2005. However, to ensure a smooth transition from BSBA to BBA, all students that completed their BSBA requirements beginning Fall 2004 will receive BBA degrees.

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

Strayer University structures its curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree. For example, a student originally pursuing a diploma in computer information systems can extend his or her original educational objective by taking additional courses leading to an A.A. degree in computer information systems, a B.S. degree in computer information systems, and ultimately a M.S. degree in information systems. This curriculum design provides students a level of competency and a measure of attainment in the event they interrupt their education or choose to work in their field of concentration prior to obtaining their final degree.

Strayer University Online

In August 1997, we began operating Strayer University Online. Through Strayer University Online, the University offers courses and degree programs via the Internet using both synchronous (real time) and asynchronous (on demand) approaches to online learning. The asynchronous format was first introduced by the University in the summer 2001 quarter and has grown rapidly due to increasing demand. Students may take all of their courses solely through Strayer University Online or may take online courses as a supplement to traditional, site-based courses. A student taking classes through Strayer University Online has the same admission and financial aid requirements, policies and procedures and receives the same student services as other Strayer University students. Tuition for Strayer University Online courses is the same as for campus courses. During the fall 2004 quarter, Strayer University had 14,347 students participating in its online programs, 11,669 of whom took classes solely through Strayer University Online.

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

We provide financial support for faculty members seeking to update their skills and knowledge. Strayer University maintains a tuition plan that typically reimburses instructors enrolled in advanced degree programs for 50% of the tuition for one new course per term when taken at institutions other than Strayer. Full-time faculty receive a 90% discount for all Strayer courses. The University also conducts annual in-house faculty workshops in each discipline. We believe that our dedicated and capable faculty is one of the keys to our success.

Organization of Strayer University

Strayer University organizes its academic programs and administrative operations on a regional and campus basis. The University's annual financial budget and overall academic and business decisions are directed by its Board of Trustees. The Board of Trustees consists of Dr. J. Chris Toe, the University President, as well as nine independent non-management members. The current Board of Trustees members are listed below:

Board of Trustees

Mr. Scott W. Steffey	Mr. Steffey is the Chairman of the University Board of Trustees. He previously served as Strayer's Executive Vice President and Chief Operating Officer for three years after serving as an Executive in Residence at New Mountain Capital, LLC for one year. Prior to that, he served for four years as Vice Chancellor of the State University of New York. Previously, Mr. Steffey held senior management positions at NYNEX Corporation and American Express Company. Mr. Steffey holds a bachelor's degree in philosophy from Skidmore College.
Dr. Donald R. Stoddard	Dr. Stoddard is the Vice Chairman of the Board of Trustees. He served as President of Strayer University from 1997 to 2002 and has served as a member of the Board of Trustees since 1996. His background includes university teaching, higher education administration, and a Fulbright Lectureship in Romania. Dr. Stoddard holds a bachelor's degree in business administration and a master's degree in English, both from Northeastern University. He also holds a doctorate in English from the University of Pennsylvania.
Dr. Charlotte F. Beason	Dr. Beason has been a member of Board of Trustees since 1996. She has extensive experience in education, distance learning, and the accreditation of education programs. (See Directors and Executive Officers in Item 10 below for additional biographical information.)
Mr. Roland Carey	Mr. Carey has served as member of the Board of Trustees since 1990. He served 23 years as a U.S. Army Officer in the specialties of Air Defense Missile Evaluation and Military Education and retired in 1986 as a Lieutenant Colonel. Mr. Carey served 11 years as a mathematics instructor and as an Intervention Program Coordinator with Fairfax County Public Schools. Mr. Carey holds a bachelor's degree in mathematics from Florida A&M University and a master's degree in educational leadership from George Mason University.
Dr. Eliot A. Cohen	Dr. Cohen has been a member of the Board of Trustees since 2003. He is a Professor and Director of the Strategic Studies Program at the Paul H. Nitze School of Advanced International Studies at The Johns Hopkins University. Dr. Cohen formerly served as Assistant Professor and Assistant Dean at Harvard University, was a member of the Strategy Department of the United States Naval War College, and a member of the Policy Planning Staff of the Office of the Secretary of Defense. He has authored several books and articles on military strategy and foreign affairs and is a member of the Defense Policy Board. Dr. Cohen holds a bachelor's degree and a doctorate in government, both from Harvard University.

Mr. Todd A. Milano	Mr. Milano has served on the Board of Trustees since 1992 and has over 25 years of experience in post-secondary education. Since 1989 he has served as President of Central Pennsylvania College near Harrisburg, Pennsylvania. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

Dr. Peter D. Salins	Dr. Salins has served on the Board of Trustees since 2002. As Provost and Vice Chancellor for Academic Affairs, he is the chief academic officer for the State University of New York system. Appointed in January 1997, Dr. Salins also serves on the Board of Directors of the Research Foundation of the State University of New York, a support organization for sponsored programs conducted by SUNY faculty and staff. Dr. Salins holds a bachelor's degree in architecture and a doctorate in regional planning, both from Syracuse University.
Dr. Jennie Seaton	Dr. Seaton has been a member of the Board of Trustees since 1990. Dr. Seaton was a faculty member at Virginia Commonwealth University and held a variety of administrative posts from 1974 until her retirement in 1994.
Dr. J. Chris Toe	Dr. Toe is President of the University and has served on the Board of Trustees since June 2003. He is an academician and administrator with experience in education and business. (See Directors and Executive Officers in Item 10 below for additional biographical information.)
Mr. G. Thomas Waite, III	Mr. Waite has been a member of the Board of Trustees since July 1996. Mr. Waite is the Treasurer and Chief Financial Officer of the Humane Society of the United States. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

Within the parameters of the academic and financial direction set by its Board of Trustees, Strayer University is managed on a day-to-day basis by the University President as to all academic matters, as well as by the Vice President of Campus Operations and the Vice President of Strayer University Online who are, together with the University President, responsible for implementing the Board of Trustees' overall policy and meeting commercial and budgetary goals for their respective areas. In addition, there is one Dean of Student Affairs who is responsible for ensuring the University is meeting the non-academic needs of students in all regions, one Dean of Academic Development and Training and additional Regional Academic Deans who oversee delivery of academic programs throughout the University's network of campuses. Other key University administration officials are the Director of Financial Aid and Title IV Compliance, Director of Libraries, Director of Facilities, Director of Academic Records, Director of Human Resources, Dean of Institutional Research and Assessment, Director of Business Development and Director of Internal Audit. The University's current senior academic and commercial managers are listed below:

University Senior Management

Dr. J. Chris Toe – University President

Pamela S. Bell – Vice President – Strayer University Online

James F. McCoy – Vice President – Campus Operations

Patricia Ardoline-Pellicci – Regional Director – North Carolina, South Carolina and Florida

Marjorie Arrington – Director of Financial Aid and Title IV Compliance

Ann P. Berger – Director of Business Development

Zelphia A. Brown – Regional Academic Dean – Tennessee and Georgia

Gregory Ferenbach – Deputy General Counsel

Eric F. Grosse, Jr. – Dean of Academic Development and Training

Kristin Jones – Director of New Campus Openings

Randall T. Jones – Regional Director – Tennessee and Georgia

Suk J. Lee – Regional Academic Dean – Maryland, Pennsylvania and Washington, D.C.

Joyce A. Mayfield – Regional Academic Dean – North Carolina, South Carolina and Florida

David A. Moulton – Director of Libraries

Stan L. Petree – Regional Academic Dean – Virginia

Reginald Rainey – Regional Director – Virginia

Randi S. Reich – Regional Director – Maryland, Pennsylvania and Washington, D.C.

Geoffrey D. Roth – Director of Facilities

Betty G. Shuford – Dean of Student Affairs

Marcos C. Tigre – Director of Internal Audit

Cyndi L. Wastler – Director of Academic Records

Edward L. Yost – Director of Human Resources

Biographical information regarding the above senior members of University management is set forth in Item 10 below.

Similarly, at the campus level, the day-to-day business operations are managed by a campus director and the academic functions are overseen by a campus dean. Each campus is staffed with personnel performing instructional, admissions, academic advising, financial aid, student services and career development functions. A learning resource center at each campus supports the University's instructional programs. Each learning resource center contains a library and computer laboratories and is operated by a full-time manager and support staff who assist students in the use of research resources.

Strayer Education, Inc. Executive Officers

For a description of Strayer Education, Inc.'s senior management, see the biographical information set forth in Item 10 below.

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

Student Profile

The majority of Strayer University students are working adults pursuing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University's programs at the beginning of the 2004 fall quarter, approximately 61% were age 31 or older and approximately 76% were engaged in a part-time (fewer than three courses each quarter) course of study. In the 2004 fall quarter, our students registered for an average of 8.6 course credits (about two classes per student).

Strayer University has a very diverse student body. At the beginning of the 2004 fall quarter, approximately 62% of students were minorities and approximately 60% of students were women. Approximately 5% of the University's students were international, including those taking courses through Strayer University Online. Approximately 2% of the University's students are active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who missed or were previously unable to take advantage of education opportunities.

The following is a breakdown of our students by program level as of the 2004 fall quarter:

Program	Number of students	Percentage of Total Students
Bachelors	13,684	58
Masters	5,386	23
Associates	2,817	12
Total Degree	21,887	93%
Diploma	367	2
Undergraduate Certificate	115	*
Graduate Certificate	90	*
Undeclared	1,080	5
Total Non-Degree	1,652	7%
Total	23,539	100%

*	Represents less than 1%.

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

Tuition and Fees

Strayer charges tuition by the credit hour. All courses offered are 4.5 credit hours. As of January 1, 2005, undergraduate full-time students are charged at the rate of $256 per credit hour. Undergraduate part-time students are charged at the rate of $270 per credit hour. Courses in graduate programs are charged at the rate of $342 per credit hour. Accordingly, a full-time student seeking to obtain a bachelor's degree in four years currently would pay approximately $12,000 per year in tuition. Strayer University implemented a tuition price increase of approximately 5% per credit hour effective

January 1, 2005 which is already reflected in the above tuition rates. Under a variety of different programs, Strayer University offers scholarships and tuition discounts to active and reserve military students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements.

Alternative Loan Program

From 1995 to 2003, Strayer University managed a self-funded, long-term student loan program for eligible students as an alternative to government sponsored loans. Education Loan Processing, Inc., a wholly-owned subsidiary, had administered this program for Strayer University.

In the fourth quarter of 2003, the Company sold its student loan portfolio for approximately $10 million. The Company believes that its students could be better served by professional lenders, and that the Company could avoid balance sheet risk associated with long-term lending by selling its portfolio to an established banking entity. The Company currently originates loans which it immediately divests to various long-term lenders, but is not in the business of long-term lending to its students.

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

Employees

As of December 31, 2004, Strayer University employed 872 faculty members, of whom 148 were full-time and 724 were part-time, and 819 non-faculty staff in information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions. Of the University's non-faculty staff, 665 were employed full-time and 154 were employed part-time.

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

Regulation

Regulatory Environment

The Higher Education Act of 1965, as amended (the "Higher Education Act") and the regulations promulgated thereunder require all higher education institutions that participate in the various Title IV programs, including Strayer University, both to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education ("Department of Education"); (2) the institutional accrediting agencies recognized by the U.S. Secretary of Education and (3) state education regulatory bodies. The regulations, standards and policies of these regulatory agencies are subject to change.

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

As with all its regulatory relationships, Strayer University strives to maintain close contact with, and provide frequent status updates to Middle States in order to keep Middle States informed of the University's planned activities and ensure that the University's performance continues to meet Middle States' expectations. To this end, Strayer University is committed to periodically evaluating its own performance and making improvements in order to continue to meet Middle States' accreditation standards as the University continues to grow and also expand geographically. If an institution's performance were ever not to meet its accrediting agency's (or other regulator's) expectations or failed to meet applicable standards, then its operations could be conditioned, or severely constrained or even curtailed, depending on the severity of the non-compliance. Accordingly, Strayer University endeavors to proactively keep Middle States (and all of its other regulators) fully informed and satisfied with its performance and thereby maintain good regulatory relationships as a key University priority.

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

In 2000, the agencies that accredit higher education institutions in various regions of the United States adopted a "Policy Statement on Evaluation of Institutions Operating Interregionally." Under that policy, both the "home" regional accreditor and the "host" regional accreditor cooperate to evaluate an institution that delivers education at a physical site in the host accreditor's region. Although the home region is solely responsible for final accreditation actions, as we open campuses in regions outside Middle States' region, the host regional accreditors also will participate in the accreditation process of such expansion operations.

State Education Licensure

We are authorized to offer our programs, including those offered through Strayer University Online, by the applicable educational regulatory agencies in all states where our campuses and Strayer University Online facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees or diplomas to students in those states. We are subject to extensive regulation in each of the nine jurisdictions (Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee, Georgia and Florida) in which we currently maintain or are authorized to maintain campuses and in which we are authorized to offer educational programs, and we will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses. We are required by the Higher Education Act to maintain appropriate state education licensure in each state where we maintain a campus that participates in Title IV programs.

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

Other Approvals

We are approved by appropriate authorities for the education of veterans and members of the selective reserve and their dependents, as well as for the rehabilitation of handicapped veterans. In addition, we are authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements. The Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors.

Financing Student Education

Students finance their Strayer University education in a variety of ways. A significant number of students utilize federal financial aid. In the 2004 fall term, approximately 55% of Strayer University's students participated in one or more Title IV programs. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts.

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

Congress reauthorizes the Higher Education Act approximately every five to six years. Congress most recently reauthorized the Higher Education Act in 1998. It has begun review of the Higher Education Act for purposes of reauthorization and is expected to complete its review in 2005. In addition, Congress reviews and determines appropriations for Title IV programs on an annual basis.

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

Increased Regulatory Scrutiny

The 1992 amendments to the Higher Education Act formalized, modified and strengthened the regulatory structure known as the "Program Integrity Triad," which consists of the Department of Education, recognized accrediting agencies and state education regulatory bodies. Congress intended this initiative to increase the regulatory scrutiny of post-secondary educational institutions. The 1998 amendments to the Higher Education Act preserve the Program Integrity Triad with some refinements. In addition to the Program Integrity Triad, other participants in Title IV programs, notably student loan guaranty agencies, also have enforcement authority with respect to educational institutions that participate in Title IV Programs.

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

Provisional Certification

In certain circumstances, including a change in ownership resulting in a change of control, the Department of Education may certify an institution's continuing eligibility to participate in Title IV programs on a provisional basis that may extend no longer than through the end of the third complete award year (July 1 - June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution's certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Strayer University currently is provisionally certified due to a change in ownership and control that occurred when New Mountain Partners, L.P. ("New Mountain"), a private equity fund, ceased to be a controlling stockholder of Strayer under applicable regulations (see "Change in Ownership Resulting in a Change of Control", below).

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

Financial Responsibility

The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Strayer University must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the services described in its official publications and statements, properly administer the Title IV programs in which it participates and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for debts and liabilities incurred in programs administered by the Department of Education.

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution's capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution's financial viability and liquidity) and (3) net income ratio (which measures the institution's ability to operate at a profit or within its means). An institution's financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. Strayer University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2003 and calculated a composite score of 3.0, the highest score available. Strayer therefore believes that Strayer University meets the Department of Education's financial responsibility standards.

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

The Department of Education issued regulations effective July 1, 2001 regarding cohort default rates. Under these regulations, if the Department of Education notifies an institution that its three most recent cohort default rates are each 25 percent or greater, the institution's participation in the FFEL Program, Direct Loan Program and Federal Pell Grant Program ends 30 days after the notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution's participation in the FFEL Program and Direct Loan Program ends 30 days after notification that its most recent cohort default rate is greater than 40 percent, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years. The new regulations also address cohort default rates for institutions that have undergone a change in status, such as acquisition or merger of institutions and acquisition of another institution's branches or locations.

If an institution's cohort default rate equals or exceeds 25% in each of the three most recent federal fiscal years, the institution may be placed on provisional certification status. Provisional certification does not limit an institution's access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. Strayer University's cohort default rates on FFEL Program loans for the 2000, 2001 and 2002 federal fiscal years, the three most recent years for which this information is available, were 4.7%, 4.3% and 3.7%, respectively. The average cohort default rates for proprietary institutions nationally were 9.4%, 9.0% and 8.7% in fiscal years 2000, 2001 and 2002, respectively.

The "90/10 Rule"

Under what is commonly referred to as the "90/10 Rule," the Higher Education Act provides that proprietary institutions of higher education, such as Strayer University, are eligible to participate in Title IV programs only if they derive no more than 90% of their revenues from Title IV programs, as determined in accordance with a formula described in the Department of Education regulations. A proprietary institution that violates the "90/10 Rule" loses its eligibility to participate in Title IV programs for at least one year. Using the Department of Education's formula, Strayer University derived approximately 58% of its cash-basis revenues from eligible programs during 2003.

Incentive Compensation

As a part of an institution's program participation agreement with the Department of Education and in accordance with the Higher Education Act, the institution may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity. The Department of Education promulgated regulations to clarify the incentive payment rule. The regulations set forth 12 "safe harbors," which describe payments or arrangements that do not violate the incentive payment rule. Failure to comply with the incentive payment rule could result in loss of ability to participate in federal student financial aid programs or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in Strayer University's present or former employee compensation and third-party contractual arrangements, Strayer University believes that its employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the Higher Education Act.

Distance Learning and the "50% Rules"

Strayer University offers all of its existing degree and diploma programs through Strayer University Online, delivering instruction via Internet-based telecommunications from Strayer's Distance Learning Center in Newington, Virginia. To the extent required, Strayer University Online has been approved by the applicable regulatory agencies in all states where our campuses and Strayer University Online facilities are located. During the fall 2004 quarter, Strayer University had 14,347 students taking at least one online course, 11,669 of whom took classes solely through Strayer University Online.

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

Compliance Reviews

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies and accrediting agencies. The Higher Education Act and Department of Education regulations also require an institution to submit annually to the Secretary of Education a compliance audit of its administration of the Title IV programs conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit guides of the Department of Education's Office of Inspector General. In addition, to enable the Secretary of Education to make a determination of financial responsibility, an institution must submit annually to the Secretary of Education audited financial statements prepared in accordance with Department of Education regulations.

Potential Effect of Regulatory Violations

If Strayer University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring Strayer University from the advance payment method to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV funds, requiring the University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against the University, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate the participation of the University in Title IV programs. In addition, Strayer University's guaranty agencies could initiate proceedings to limit, suspend or terminate Strayer University's eligibility to provide guaranteed student loans in the event of certain regulatory violations. Although there are no such sanctions currently in force, and Strayer University does not believe any such sanctions or proceedings are presently contemplated, if such sanctions or proceedings were imposed against Strayer University and resulted in a substantial curtailment of the University's participation in Title IV programs, Strayer University would be materially and adversely affected.

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

Restrictions on Adding Locations and Educational Programs

State requirements and accrediting agency standards limit the ability of Strayer University to establish additional locations and programs. Many states require approval before institutions can add new programs, campuses or teaching locations. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, and upon notification may undertake a review of the institution's accreditation. Based on its current understanding of how these standards will be applied, the University does not believe that these standards will have a material adverse effect on Strayer University or its expansion plans.

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

The Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. If the institution participates in Title IV programs under provisional certification, as the University currently does as a result of New Mountain's ceasing to be a controlling stockholder of Strayer under applicable regulations (see "Change in Ownership Resulting in a Change of Control", below), and in other circumstances specified in the Department of Education's regulations, the institution must obtain Department of Education approval for the new location before providing Title IV assistance to students at that location. Otherwise, once it reports the location to the Department of Education, the institution may disburse Title IV program funds to eligible students at that location if the location is licensed and accredited. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary Department of Education approval may be subject to administrative repayments and other sanctions. Strayer does not believe that the Department of Education's regulations will create significant obstacles to Strayer University's plans to add new campuses.

Generally, if an institution eligible to participate in Title IV programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a degree-granting institution such as Strayer is not obligated to obtain Department of Education approval of additional programs that lead to an associate, bachelor's, professional or graduate degree at a level already granted. Similarly, an institution is not required to obtain advance approval for new programs that both prepare students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements. In the event that an institution that does not have the Department of Education's express approval for the addition of a new program erroneously determines that the new educational program is eligible for Title IV funds, the institution may be liable for repayment of Title IV aid received by the institution or students in connection with that program. Strayer does not believe that the Department of Education's regulations will create significant obstacles to Strayer University's plans to add new programs.

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

Strayer University currently has Department of Homeland Security approval to admit foreign students for U.S. study, subject to applicable regulations. In certain circumstances, Department of Homeland Security may require an institution to obtain approval for a change in ownership and control.

Pursuant to federal law providing benefits for veterans and reservists, the University is approved for education of veterans and members of the selective reserve and their dependents by the state approving agency in Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee and Georgia. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

In March 2001, in order to complete the change of ownership associated with Strayer's self-tender offer to repurchase common shares and its issuance of its Series A Preferred Stock to New Mountain

Partners, L.P., which is a private equity fund managed by New Mountain Capital, LLC, and MidOcean (formerly known as DB Capital Investors, L.P.) which is a private equity fund managed by MidOcean US Advisor, L.P., Strayer University was required to make a number of submissions to educational regulatory bodies, including, among others: (1) filing a "substantive change" report with Middle States; (2) filing an application for approval to participate in federal student financial aid programs with the Department of Education; (3) filings with the D.C. Education Licensure Commission, the Maryland Higher Education Commission and the Virginia State Council of Higher Education; and (4) filings with the Immigration and Naturalization Service of the U.S. Department of Justice (the Department of Homeland Security's predecessor agency with respect to, among other matters, foreign students and exchange visitors) and state approving agencies for veterans benefits in the District of Columbia, Maryland and Virginia. All of the applicable agencies approved the transaction, which closed in May 2001.

In February 2004, New Mountain transferred 350,000 of its shares of the Company's Series A Convertible Redeemable Preferred Stock (together with all associated accrued cash and stock dividends), representing approximately 2.6% of the outstanding common stock equivalents of Strayer, (the "Trust Shares") to the New Mountain Strayer Trust, an irrevocable trust. The beneficiaries of the trust are all of New Mountain's partners, at the time of a distribution from the trust, who are U.S. citizens or residents for tax purposes. Before transferring the Trust Shares to the trust, New Mountain irrevocably deposited into escrow the Trust Shares and gave to the trustee an irrevocable proxy to vote the Trust Shares during the escrow period. In connection with the transfer to escrow and the associated reduction in New Mountain's ownership and control below the Department of Education 25% regulatory threshold, Strayer University was required to make a number of submissions to educational regulatory bodies, including, among others, filing an application for approval to continue to participate in federal student financial aid programs with the Department of Education. All of the applicable regulatory agencies approved the transaction. As is customary for institutions undergoing a change of ownership resulting in a change of control, the Department of Education recertified the University on a provisional basis through December 2006. After the Department of Education and other relevant regulatory agencies approved the change in ownership and control resulting from the transfer of the Trust Shares into escrow, the escrow agent transferred the Trust Shares to the New Mountain Strayer Trust. The University's education regulators, including the Department of Education, Middle States and relevant state education agencies, either did not require or provided approval in connection with the subsequent public offering in February 2004.

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

The Form 10-K and other reports filed with the SEC can be read or copied at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the website address is http://www.sec.gov.

Item 2.    Properties

We lease all of our campus and administrative facilities except for six campus facilities which we own. Our leases generally range from five to ten years with one to two renewal options for extended terms. As of December 31, 2004, we leased 33 campus and administrative facilities consisting of approximately 510,000 square feet. The facilities that we own consist of approximately 136,000 square feet.

We evaluate current utilization of our facilities and projected enrollment growth to determine facility needs. We anticipate that approximately an additional 60,000 square feet will be leased in 2005.

Item 3.    Legal Proceedings

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company's property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were voted upon by stockholders during the fourth quarter of 2004.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the Nasdaq National Market under the symbol "STRA." The following table sets forth, for the periods indicated, the high, low, and closing sale prices of the Company's Common Stock, as reported on the Nasdaq National Market.

	High	Low	Close
2004
First Quarter	$118.81	$104.25	$116.96
Second Quarter	$129.93	$104.54	$111.57
Third Quarter	$115.10	$ 83.52	$115.01
Fourth Quarter	$118.52	$ 92.07	$109.79

2003
First Quarter	$ 59.09	$ 49.60	$ 54.90
Second Quarter	$ 80.00	$ 54.04	$ 79.55
Third Quarter	$103.44	$ 76.26	$ 96.70
Fourth Quarter	$112.86	$ 91.50	$108.83

As of January 31, 2005, there were 14,669,487 shares of Common Stock outstanding, and approximately 80 holders of record. In addition, there exist a number (approximately 3,000 as of January 31, 2005) of institutional and other holders of Common Stock whose shares are held in nominee accounts by brokers.

As announced on November 3, 2003, the Company's Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of the Common Stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company's management, depending on market conditions and other corporate considerations. The authorization was increased to $40 million in May 2004. In October 2004, the authorization was increased to $65 million and the authorized period to effect such share repurchases extended to December 31, 2005. The Company's share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This Share Repurchase Plan may be modified, suspended or terminated at any time by the Company without notice. The 2004 activity associated with such authorized stock repurchases under such publicly announced plan, is as follows:

Total number of shares repurchased in 2004	346,444
Average price per share repurchased	$106.13
Amount available for future repurchases	$25 million

The Company did not make any common stock share repurchases in the fourth quarter 2004.

We have established a policy of declaring quarterly cash dividends on our common stock. Consistent with this policy, we have paid common stock dividends on a quarterly basis for more than the past four years. The Company announced in August 2004 that, commencing with the third quarter dividend, it was increasing its annual common stock dividend to $0.50 per share from $0.26 per share. This increase in annual dividend will result in a quarterly dividend payment of $0.125 per share. The Company also reported that it was changing the timing of its dividend announcements and subsequent payment dates to correspond with its quarterly earnings releases. As a result, the 2004 third quarter dividend, which had been declared on October 26, 2004 was paid on December 10 instead of in October. The Company intends to make subsequent dividend payments on a quarterly basis on March 10, June 10, September 10, and December 10 of each year. With the rescheduling of the third quarter 2004 dividend payment from October to December, the $0.50 annual dividend was prorated over a five month period instead of three, resulting in a dividend payment of $0.21 per share on December 10, 2004. Whether to declare dividends and the amount of dividends payable in the future will be reviewed periodically by our Board of Directors in light of the Company's earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will continue to be paid.

In 2001, we issued our Series A Convertible Redeemable Preferred Stock, the terms of which are described in detail in Note 8 to the Consolidated Financial Statements below. From May 15, 2001 until June 2004, when the last of such shares were converted to common stock pursuant to their terms, dividends on these preferred shares accrued at an annual rate of 7%, with 3.5% payable in cash when the dividend was declared and the rest accrued in the form of additional shares and compounded quarterly until the Series A Convertible Redeemable Preferred Stock was converted.

In November 2002, 2.3 million shares of Series A Convertible Redeemable Preferred Stock were converted into shares of common stock on a one for one basis and sold in a secondary public offering at $52.00 per share. The Company received no proceeds from the offering.

In March 2004, 3.1 million outstanding and accrued shares of the Series A Convertible Redeemable Preferred Stock were converted into shares of common stock on a one for one basis and sold in a secondary public offering. The Company received no proceeds from such offering other than $4.2 million associated with certain management option exercises in connection with the secondary offering.

In June 2004, the remaining 875,120 outstanding and accrued shares of Series A Convertible Redeemable Preferred Stock were called for redemption by the Company and in lieu of being redeemed for cash, were converted by the holders into 875,120 common shares in accordance with the terms of the Series A shares. As a result, the Company has no more preferred shares outstanding.

Set forth in the table below is information pertaining to securities authorized for issuance under our equity compensation plans. There are options but no warrants or other rights existing under these plans.

Equity Compensation Plan Information
as of December 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
1. Equity compensation plans previously approved by security holders
A. 1996 Stock Option Plan as amended at the May 2001 Annual Shareholders' Meeting	854,584	$49.22	276,072
2. Equity compensation plans not previously approved by security holders	—	—	—

Total	854,584	$49.22	276,072

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

	Year Ended December 31,
	2000	2001	2002		2003	2004
	(in thousands, except per share, enrollment and campus data)
Income Statement Data:
Revenues	$78,214	$92,876	$116,710		$147,025	$183,194
Costs and expenses:
Instruction and educational support	28,187	33,699	41,601		53,116	63,860
Selling and promotion	8,480	12,576	16,773		22,768	29,435
General and administration	10,620	13,094	17,107		20,013	24,416
Gain on sale of asset	—	—	—		1,772	—
Income from operations	30,927	33,507	41,229		52,900	65,483
Investment and other income	4,756	3,791	1,775		2,420	1,595
Secondary offering expenses	—	—	490		—	—
Income before income taxes	35,683	37,298	42,514		55,320	67,078
Provision for income taxes	13,974	14,489	16,730		21,646	25,838
Net income	21,709	22,809	25,784		33,674	41,240
Preferred stock dividends and accretion	—	5,010	7,344		5,136	1,389
Net income available to common stockholders	$21,709	$17,799	$18,440		$28,538	$39,851
Net income per share:
Basic	$1.42	$1.62	$2.14		$2.67	$2.91
Diluted	$1.41	$1.55	$1.78		$2.27	$2.74
Weighted average shares outstanding:
Basic	15,324	10,970	8,617		10,694	13,674
Diluted (a)	15,451	14,737	14,516		14,857	15,057
Other Data:
Depreciation and amortization	$2,063	$2,643	$3,642		$4,367	$5,375
Capital expenditures	$4,388	$6,274	$17,113	(b)	$6,840	$10,620
Cash dividends per common share	$0.25	$0.26	$0.26		$0.26	$0.41
Enrollment (c)	12,096	14,009	16,532		20,138	23,539
Campuses (d)	14	17	20		25	30

	At December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$32,116	$58,705	$67,256	$108,040	$122,757
Working capital (e)	26,742	49,846	55,901	94,760	112,726
Total assets	119,139	110,488	140,124	182,556	210,114
Long-term liabilities	—	763	2,055	2,894	5,784
Total liabilities	21,395	29,513	39,942	53,892	61,192
Series A convertible redeemable preferred stock	—	148,347	93,807	95,686	—
Total stockholders' equity (deficit)	97,744	(67,372)	6,375	32,978	148,922

(a)	Diluted weighted average shares outstanding include common shares issued and outstanding, the assumed conversion of Series A Preferred Stock issued in May 2001, accrued payment-in-kind dividends on and assumed conversion of the Series A Preferred Stock, and outstanding options using the Treasury Stock Method.

(b)	Reflects the purchase for $12 million of three previously leased campus facilities in January 2002.

(c)	Reflects student enrollment as of the beginning of the fall academic term for each year indicated.

(d)	Reflects number of campuses in operation at the end of each period indicated.

(e)	Working capital is calculated by subtracting current liabilities from current assets.

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

Background and Overview

We are an education services holding company that owns Strayer University, Inc. and Education Loan Processing, Inc. ("ELP"). The University is an institution of higher education which as of December 31, 2004, offered undergraduate and graduate degree programs at 30 campuses in Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee and Georgia and worldwide through Strayer University Online. The Company has also been approved to offer its programs in Florida and plans to open two campuses in Tampa, Florida as well as three more campuses elsewhere in its existing states in 2005. Having sold its student loan portfolio in the fourth quarter of 2003, the Company uses ELP to originate student loans for expected future sale.

As set forth below, enrollment (measured by fall term to fall term), full-time tuition rates, revenues, income from operations and net income have all increased in each of the last three years.

	Year Ended December 31,
	2002	2003	2004
Fall term enrollment	16,532	20,138	23,539
% Change from prior year	18%	22%	17%
Full-time tuition (per credit hour)	$220.50	$232.00	$243.50
% Change from prior year	5%	5%	5%
Revenues (in thousands)	$116,710	$147,025	$183,194
% Change from prior year	26%	26%	25%
Income from operations (in thousands)	$41,229	$52,900	$65,483
% Change from prior year	23%	28%	24%
Net income (in thousands)	$25,784	$33,674	$41,240
% Change from prior year	13%	31%	22%
Diluted net income per share	$1.78	$2.27	$2.74
% Change from prior year	15%	28%	21%

Strayer University derives approximately 96% of its revenue from tuition collected from its students. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course prior to the beginning of the quarter. When students register for courses, tuition is recorded as unearned tuition, and is recognized in the quarter of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals or corporate discounts. Beginning in the first quarter 2004, the Company began recording employee tuition discounts and scholarships and awards as a reduction to revenue. The University also derives revenue from other sources such as application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, and other income which are recognized when incurred. Beginning in the first quarter of 2004, the Company began recording textbook-related income as revenue. Interest earned on the Company's student loan portfolio and income generated from the sale of its student loans are recorded as revenue as well.

Strayer University records tuition receivable when students register for the academic quarter, generally prior to the end of the previous academic quarter. Because the University's academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due for students who have left the University is charged against the allowance. Our bad debt expense as a percentage of revenue for the years ended December 31, 2002, 2003 and 2004 was 1.5% , 1.8% and 2.3%, respectively.

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

General and administration expenses include salaries and benefits of employees engaged in management, student services, accounting, human resources, compliance and other corporate functions, along with the occupancy costs attributable to such functions. Bad debt expense is also included as a general and administration expense.

Investment and other income consists primarily of earnings and realized gains or losses on investments.

Critical Accounting Policies and Estimates

"Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for uncollectible accounts, reserves for student loan losses and for indemnifications related to student loans sold, income tax provisions, valuation of deferred tax assets and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements. Tuition revenue is deferred at the time of registration and is recognized as income, net of any refunds or withdrawals, in the respective quarter of instruction. Advance registrations for the next quarter are recorded as unearned tuition. We record estimates for our allowance for uncollectible accounts for tuition receivable from students, for loan loss reserves from student loans granted and for indemnifications to third party purchaser of student loans. If the financial condition of our students were to deteriorate, resulting in impairment of their ability to make required payments for tuition or loans payable to us, additional allowances and loan reserves may be required. If the Company's obligations under the indemnifications provided to third party purchaser of student loans exceed management's estimates, additional reserves may be required. We record estimates for our accrued expenses and income tax liabilities. Should actual results differ from our estimates, revisions to our accrued expenses and income tax liabilities may be required.

Results of Operations

In 2004, the Company generated $183.2 million in revenue, a 25% increase compared to 2003, as a result of average enrollment growth of 21% and a 5% tuition increase at the beginning of 2004. Income from operations was $65.5 million for 2004, an increase of 24%. Income from operations in 2003 includes $1.8 million generated from the gain on the sale of the Washington, D.C. campus building and $0.6 million from the gain on sale of its student loan portfolio. Net income was $41.2 million, an increase of 22% compared to 2003. Net income in 2003 includes $1.4 million for the gain on the sale of the Washington, D.C. campus building and gain on the sale of the student loan portfolio. Earnings per diluted share was $2.74 in 2004 compared to $2.27 in 2003. The earnings per diluted share impact of the two 2003 gains described above was $0.10.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2002	2003	2004
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	35.6	36.1	34.9
Selling and promotion	14.4	15.5	16.1
General and administration	14.7	13.6	13.3
Gain on asset sale	—	1.2	—
Income from operations	35.3	36.0	35.7
Investment and other income	1.5	1.6	0.9
Secondary offering expenses	0.4	—	—
Income before income taxes	36.4	37.6	36.6
Provision for income taxes	14.3	14.7	14.1
Net income	22.1%	22.9%	22.5%
Tax rate	39.4%	39.1%	38.5%

New Campuses

The Company's goal is to open new campuses every year with five new campuses currently planned for 2005. The Company's objective is to ultimately be a nationwide university. A new campus typically requires up to $1 million in upfront capital costs for leasehold improvements, furniture and fixtures and computer equipment. In the first year of operation, assuming a midyear opening, the Company expects to incur operating losses of about $1 million including depreciation related to capital costs described above. A new campus is expected to begin generating operating income on a quarterly basis after 4-6 quarters of operation, generally upon reaching an enrollment level of about 300 students. The Company's new campus notional model assumes an increase of average enrollment by 100-150 students per year until reaching a level of about 1,000 students. Given the potential internal rate of return achieved with each new campus (an estimated 70%), opening new campuses is an important part of the Company's strategy. The Company believes it has sufficient capital resources from cash, cash equivalents, marketable securities and cash generated from operating activities to continue to open new campuses for at least the next 12 months.

In 2004, the Company opened five new campuses – one in Greenville, South Carolina and one in Memphis, Tennessee for the spring term, two campuses in Atlanta, Georgia for the summer term, and one in Philadelphia, Pennsylvania (its third in that location) for the fall term. South Carolina and Georgia represent new states for the Company. In the prior year, the Company opened five new campuses as well, two in Tennessee, two in Pennsylvania and one in North Carolina. The Company plans to open two new campuses in Tampa, Florida for the 2005 spring term.

Year Ended December 31, 2004 Compared To Year Ended December 31, 2003

Enrollment.     Average enrollment increased 21% from 16,849 students for the year ended December 31, 2003 to 20,340 students for the same period in 2004. This growth is principally due to new campus openings, stable growth in our mature markets and the rapid growth in markets outside of commuting distance to a Strayer University physical campus served by Strayer University Online.

Revenues.    Revenues increased 25% from $147.0 million in 2003 to $183.2 million in 2004 principally due to a 21% increase in the average enrollment and a 5% tuition increase in 2004. Contributing to 2003 revenue was $0.6 million resulting from the gain on the sale of the Company's student loan portfolio.

Instruction and educational support expenses.    Instruction and educational support expenses increased $10.8 million, or 20%, from $53.1 million in 2003 to $63.9 million in 2004. This increase was principally due to direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, and campus facility costs which increased $4.6 million, $2.4 million, and $3.0 million, respectively. These costs as a percentage of revenues decreased to 34.9% in 2004 from 36.1% in 2003 largely attributable to faculty costs growing at a lower rate than tuition revenue, and in 2004, the reclassification of scholarships and awards expense ($1.2 million in 2003) to revenues, as a reduction.

Selling and promotion expenses.    Selling and promotion expenses increased $6.6 million, or 29%, from $22.8 million in 2003 to $29.4 million in 2004. This increase was principally due to the direct costs required to generate leads for enrollment growth and the addition of admissions personnel, particularly at new campuses and at Strayer University Online. These expenses as a percentage of revenues increased from 15.5% in 2003 to 16.1% in 2004 largely attributable to both marketing costs and staffing costs growing faster than tuition revenue.

General and administration expenses.    General and administration expenses increased $4.4 million, or 22%, from $20.0 million in 2003 to $24.4 million in 2004. This increase was principally due to increased employee compensation and related expenses at both corporate and campus locations and higher bad debt expense, which increased $2.4 million and $1.5 million, respectively. General and administration expenses as a percentage of revenues decreased slightly to 13.3% in 2004 from 13.6% in 2003 primarily due to greater revenues being spread over the largely fixed costs of various centralized functions.

Gain on sale of asset.    In the third quarter of 2003, the Company sold its Washington, D.C. campus building for $5.2 million ($4.8 million net of selling expenses) and signed a lease for space in a nearby building. This transaction resulted in a gain of $1.8 million before tax.

Income from operations.    Income from operations increased $12.6 million, or 24%, from $52.9 million in 2003 to $65.5 million in 2004 due to the aforementioned factors.

Investment and other income.    Investment and other income decreased $0.8 million, or 34%, from $2.4 million in 2003 to $1.6 million in 2004. Beginning in the first quarter of 2004, the Company began recording textbook-related income as revenue which, in 2003, was $0.6 million and was treated as Investment and other income. The decrease is also attributable to a shift of underlying investments from a short-term corporate bond fund and money market fund to a short-term tax-exempt bond fund and tax-exempt money market funds which had lower yields and a $0.1 million gain before tax on the sale of marketable securities in 2003, partly offset by a higher average cash balance.

Provision for income taxes.    Income tax expense increased $4.2 million, or 19%, from $21.6 million in 2003 to $25.8 million in 2004 primarily due to the increase in income before taxes attributable to the factors discussed above. This was partly offset by a lower effective tax rate of 38.5% in 2004, compared to 39.1% in 2003, resulting primarily from investments in tax-exempt securities.

Net income.    Net income increased $7.5 million, or 22%, from $33.7 million in 2003 to $41.2 million in 2004 because of the factors discussed above.

Year Ended December 31, 2003 Compared To Year Ended December 31, 2002

Enrollment.    Average enrollment increased 20% from 14,026 students for the year ended December 31, 2002 to 16,849 students for the same period in 2003. This growth is principally due to new campus openings, stable growth in our mature markets and the rapid growth in markets outside of commuting distance to a Strayer University physical campus served by Strayer University Online.

Revenues.    Revenues increased 26% from $116.7 million in 2002 to $147.0 million in 2003 principally due to a 20% increase in the average enrollment and a 5% tuition increase in 2003. Also contributing to the increase was the gain on the sale of the Company's student loan portfolio which increased revenue by $0.6 million.

Instruction and educational support expenses.    Instruction and educational support expenses increased $11.5 million, or 28%, from $41.6 million in 2002 to $53.1 million in 2003. This increase was principally due to direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries and campus facility costs which increased $4.1 million, $1.4 million and $3.3 million, respectively. These costs as a percentage of revenues increased to 36.1% in 2003 from 35.6% in 2002 largely attributable to the increase in new campus openings to five in 2003 compared to three in 2002.

Selling and promotion expenses.    Selling and promotion expenses increased $6.0 million, or 36%, from $16.8 million in 2002 to $22.8 million in 2003. This increase was principally due to the direct costs required to generate leads for enrollment growth. The addition of admissions personnel, particularly at new campuses and at Strayer University Online, accounted for most of the remaining increase. These expenses as a percentage of revenues increased from 14.4% in 2002 to 15.5% in 2003 largely attributable to the impact of new campus openings to five in 2003 compared to three in 2002. New campus openings require disproportionately higher marketing expenses in the first few years of operation compared to older campuses.

General and administration expenses.    General and administration expenses increased $2.9 million, or 17%, from $17.1 million in 2002 to $20.0 million in 2003. This increase was principally due to employee compensation and related expenses, which increased $1.8 million, partly for the addition of five new campuses in 2003, and higher bad debt expense, which increased $0.9 million. General and administration expenses as a percentage of revenues decreased to 13.6% in 2003 from 14.7% in 2002 primarily due to greater revenues being spread over the largely fixed costs of various centralized functions.

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

Provision for income taxes.    Income tax expense increased $4.9 million, or 29%, from $16.7 million in 2002 to $21.6 million in 2003 primarily due to the increase in income before taxes attributable to the factors discussed above. This was partly offset by a lower effective tax rate of 39.1% in 2003 compared to 39.4% in 2002, resulting primarily from investments in tax-exempt securities.

Net income.    Net income increased $7.9 million, or 31%, from $25.8 million in 2002 to $33.7 million in 2003 because of the factors discussed above.

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term. In 2004, enrollments at the beginning of the winter, spring, summer and fall academic terms were 20,110, 20,681, 17,028 and 23,539 respectively.

Costs generally are not affected by the seasonal factors as much as enrollment and revenue and do not vary significantly on a quarterly basis.

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2002, 2003 and 2004:

Quarterly Revenues
(dollars in thousands)

	2002		2003		2004
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$29,698	25%	$36,694	25%	$46,106	25%
June 30	29,823	26	36,965	25	46,811	26
September 30	23,026	20	29,993	20	38,009	21
December 31	34,163	29	43,373	30	52,268	28
Total for Year	$116,710	100%	$147,025	100%	$183,194	100%

Liquidity and Capital Resources

At December 31, 2004, the Company had cash, cash equivalents and marketable securities of $122.8 million compared to $108.0 million at December 31, 2003. Beginning in the second quarter of 2002, the Company began investing in a diversified no load, short-term, investment grade corporate bond fund in an effort to generate a somewhat higher yield on our short-term, liquid assets than our holdings in bank overnight deposits and money market funds, but taking only limited credit and interest rate risk. In the third quarter of 2003, this $26.1 million investment was liquidated generating a gain from sale of marketable securities of $0.1 million before tax. Most of the proceeds were re-invested in a diversified, shorter term, investment grade tax-exempt bond fund to further reduce the Company's interest rate risk and to benefit from the tax efficiency of the fund's underlying securities. As of December 31, 2004, the Company had a total of $25.8 million invested in this fund. At December 31, 2004, the 452 issues in this fund had an average credit rating of AA+, an average maturity of 1.2 years and an average duration of 1.1 years, as well as an average yield to maturity of 2.0%. We had no debt as of December 31, 2004 or December 31, 2003.

For the year ended December 31, 2004, the Company generated $57.7 million net cash from operating activities compared to $49.3 million for the same period in 2003. The increase resulted primarily from increased net income and an increased tax benefit from the exercise of stock options offset by less cash generated from student loan activity. In 2003, the Company generated $10.5 million in cash from the sale of the Company's student loan portfolio.

Capital expenditures were $10.6 million for the year ended December 31, 2004 compared to $6.8 million for the same period in 2003. In the third quarter of 2003, net proceeds of $4.8 million were received for the sale of our Washington, D.C. campus building. Capital expenditures for the year ending December 31, 2005 are expected to be in the range of $14-16 million inclusive of the expected opening of five new campuses. For the year ended December 31, 2004, we paid $7.3 million in cash dividends – $5.6 million to our common stockholders and $1.7 million to our preferred stockholders. As a result of the conversion of our remaining preferred stock in June 2004, no further preferred stock dividends are payable.

In 2004, bad debt expense as a percentage of revenue was 2.3% compared to 1.8% for the same period in 2003. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 11 days at the end of the fourth quarter 2004 compared to eight days in 2003.

Currently, the Company invests its cash in bank overnight deposits, money market funds and a short-term tax-exempt bond fund. In addition, the Company has available two $10 million credit facilities from two banks. There have been no borrowings by the Company under these credit facilities. The Company believes that existing cash, cash equivalents, and marketable securities, cash generated from operating activities, and if necessary, cash borrowed under the credit facilities, will be sufficient to meet the Company's requirements for at least the next 12 months.

The table below sets forth the Company's cash and cash equivalents and marketable securities as of December 31, 2002, 2003 and 2004:

Cash and Marketable Securities
(in millions)

	At December 31,
	2002	2003	2004
Cash and cash equivalents	$49.2	$82.1	$97.0
Marketable securities (short-term bond fund)	18.1	25.9	25.8
Total	$67.3	$108.0	$122.8

	Year Ended December 31,
	2002	2003	2004
Investment and other income	$1.8	$2.4	$1.6

The table below sets forth our contractual commitments associated with operating leases as of December 31, 2004:

	Payments Due By Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$67,328	$8,780	$16,007	$14,644	$27,897

Total Potential Share Issuance

Shares used to compute diluted earnings per share include common shares issued and outstanding, and potentially diluted common stock equivalent shares outstanding. As of December 31, 2004, our total current and potential shares outstanding are as follows:

Shares (in thousands)
Current
Common shares issued and outstanding at December 31, 2004	14,669
Authorized, issued and outstanding options using Treasury Stock Method	284
Subtotal	14,953
Potential
Total issued stock options, less options accounted for using the Treasury Stock Method above	571
Authorized but unissued options	276
Subtotal	847
Total current and potential	15,800

Impact of Inflation

Inflation has not had a significant impact on the Company's historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2004, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined market value due to changes in interest rates. As of December 31, 2004, a 10% increase or decline in interest rates will not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders

Strayer Education, Inc.

We have completed an integrated audit of Strayer Education, Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
McLean, Virginia
February 28, 2005

STRAYER EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
ASSETS	2003	2004
Current assets:
Cash and cash equivalents	$82,089	$97,004
Marketable securities available for sale, at fair value	25,951	25,753
Tuition receivable, net of allowances for doubtful accounts of $785 and $1,301 in 2003 and 2004, respectively	35,997	41,669
Student loans receivable - held for sale	65	29
Other current assets	1,656	3,679
Total current assets	145,758	168,134
Property and equipment, net	35,930	41,137
Restricted cash	500	500
Other assets	368	343
Total assets	$182,556	$210,114

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,127	$4,971
Accrued expenses	2,329	2,318
Income taxes payable	2,898	6,060
Dividends payable	1,510	—
Unearned tuition	39,134	42,059
Total current liabilities	50,998	55,408
Deferred income taxes	228	1,077
Long-term liabilities	2,666	4,707
Total liabilities	53,892	61,192
Commitments and contingencies
Mandatorily redeemable convertible Series A preferred stock, par value $.01; 6,000,000 shares authorized; 3,899,944 shares issued and outstanding as of December 31, 2003	95,686	—
Stockholders' equity:
Common stock, par value $.01; 20,000,000 shares authorized; 10,703,395 and 14,669,487 shares issued and outstanding as of December 31, 2003 and 2004, respectively	107	147
Additional paid-in capital	59,838	140,943
Retained earnings (accumulated deficit)	(26,918)	7,983
Accumulated other comprehensive income (loss)	(49)	(151)
Total stockholders' equity	32,978	148,922
Total liabilities and stockholders' equity	$182,556	$210,114

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2002	2003	2004
Revenues	$116,710	$147,025	$183,194
Costs and expenses:
Instruction and educational support	41,601	53,116	63,860
Selling and promotion	16,773	22,768	29,435
General and administration	17,107	20,013	24,416
Gain on sale of asset	—	1,772	—
Income from operations	41,229	52,900	65,483
Investment and other income	1,775	2,420	1,595
Secondary offering expenses	490	—	—
Income before income taxes	42,514	55,320	67,078
Provision for income taxes	16,730	21,646	25,838
Net income	$25,784	$33,674	$41,240
Preferred stock dividends and accretion	7,344	5,136	1,389
Net income available to common stockholders	$18,440	$28,538	$39,851
Net income per share:
Basic	$2.14	$2.67	$2.91
Diluted	$1.78	$2.27	$2.74
Weighted average shares outstanding:
Basic	8,617	10,694	13,674
Diluted	14,516	14,857	15,057

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2002	2003	2004
Net income	$25,784	$33,674	$41,240
Other comprehensive income:
Unrealized gains (losses) on investments, net of taxes	74	(49)	(102)
Reclassification adjustment for realized gains included in net income, net of taxes	—	(74)	—
Comprehensive income	$25,858	$33,551	$41,138

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2001	8,352,412	$83	$1,759	$(69,214)	$—	$(67,372)
Transaction costs for repurchase of common stock	—	—	—	(29)	—	(29)
Issuance of common stock for redemption of preferred stock	2,300,000	24	57,109	—	—	57,133
Preferred stock dividends and accretion	—	—	—	(7,344)	—	(7,344)
Common stock dividends	—	—	—	(2,321)	—	(2,321)
Tax benefit from transaction costs for repurchase of common stock	—	—	—	450	—	450
Net unrealized gains on marketable securities, net of income tax	—	—	—	—	74	74
Net income	—	—	—	25,784	—	25,784
Balance, December 31, 2002	10,652,412	$107	$58,868	$(52,674)	$74	$6,375
Exercise of stock options	83,333	1	2,806	—	—	2,807
Tax benefit from exercise of stock options	—	—	1,384	—	—	1,384
Repurchase of common stock	(32,350)	(1)	(3,220)	—	—	(3,221)
Preferred stock dividends and accretion	—	—	—	(5,136)	—	(5,136)
Common stock dividends	—	—	—	(2,782)	—	(2,782)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(123)	(123)
Net income	—	—	—	33,674	—	33,674
Balance, December 31, 2003	10,703,395	$107	$59,838	$(26,918)	$(49)	$32,978
Exercise of stock options	335,416	3	11,945	—	—	11,948
Tax benefit from exercise of stock options	—	—	9,758	—	—	9,758
Issuance of common stock for redemption of preferred stock	3,977,120	40	96,166	—		96,206
Repurchase of common stock	(346,444)	(3)	(36,764)	—	—	(36,767)
Preferred stock dividends and accretion	—	—	—	(1,389)	—	(1,389)
Common stock dividends	—	—	—	(4,950)	—	(4,950)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(102)	(102)
Net income	—	—	—	41,240	—	41,240
Balance, December 31, 2004	14,669,487	$147	$140,943	$7,983	$(151)	$148,922

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income	$25,784	$33,674	$41,240
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	—	(135)	—
Gain on sale of property and equipment	—	(1,772)	—
Loss on disposal of assets	—	—	30
Amortization of deferred rent	(91)	337	614
Depreciation and amortization	3,642	4,367	5,375
Provision for student loan losses	243	141	(227)
Deferred income taxes	333	(19)	(101)
Changes in assets and liabilities:
Tuition receivable, net	(6,747)	(10,238)	(5,672)
Other current assets	(67)	(706)	(899)
Restricted cash	—	(500)	—
Other assets	(50)	7	25
Accounts payable	1,652	1,593	(156)
Accrued expenses	619	1,148	(11)
Income taxes payable	1,018	2,517	13,650
Unearned tuition	6,649	9,281	2,925
Deferred lease incentives	1,313	11	745
Student loans originated or acquired	(8,475)	(7,150)	(1,361)
Collections on student loans receivable	7,171	16,730	1,506
Net cash provided by operating activities	32,994	49,286	57,683
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	4,823	—
Proceeds from sale of marketable securities	—	26,135	—
Purchases of property and equipment	(17,113)	(6,840)	(10,620)
Purchases of marketable securities	(18,000)	(34,000)	—
Net cash used in investing activities	(35,113)	(9,882)	(10,620)
Cash flows from financing activities:
Common dividends paid	(2,172)	(2,776)	(5,645)
Preferred dividends paid	(5,250)	(3,260)	(1,684)
Proceeds from exercise of stock options	—	2,807	11,948
Repurchase of common stock	—	(3,221)	(36,767)
Issuance of Series A Convertible Redeemable Preferred Stock, net	(29)	—	—
Net cash used in financing activities	(7,451)	(6,450)	(32,148)
Net increase (decrease) in cash and cash equivalents	(9,570)	32,954	14,915
Cash and cash equivalents – beginning of year	58,705	49,135	82,089
Cash and cash equivalents – end of year	$49,135	$82,089	$97,004

The accompanying notes are an integral part of these consolidated financial statements

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Strayer Education, Inc. (the "Company"), a Maryland corporation, conducts its operations through its subsidiaries, Strayer University, Inc. (the "University") and Education Loan Processing, Inc. ("ELP"). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through, as of December 31, 2004, 30 campuses in Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee and Georgia, and worldwide via the Internet through Strayer University Online. The Company has also been approved to offer its programs in Florida and plans to open two campuses in Tampa, Florida as well as three more campuses elsewhere in its existing states in 2005. With the Company's focus on the customer, regardless of whether he or she chooses to take classes at a physical campus or online, we have only one reporting segment.

In May 2001, the Company underwent a $150 million recapitalization and change of control transaction in which it issued 5,769,231 shares of its Series A Convertible Mandatorily Redeemable Preferred Stock (the "Series A Convertible Redeemable Preferred Stock") of the Company to an investor group consisting of New Mountain Partners, L.P. and MidOcean Capital Investors, L.P. (formerly DB Capital Partners, Inc.) (collectively, the "Original Investors"). The Series A Convertible Redeemable Preferred Stock had an effective dividend yield of 5.43% and each share of Series A Convertible Redeemable Preferred Stock was convertible into one share common stock, subject to adjustment under certain circumstances. The Company used the $150 million, together with approximately $36.4 million of its cash and marketable securities, to repurchase 7,175,000 shares of outstanding common stock of the Company in a tender offer at $25.00 per share open to all shareholders; as the Company's shares had traded above $25.00 per share, only the Company's then CEO and majority stockholder tendered shares. In November 2002, 2.3 million shares of the Series A Convertible Redeemable Preferred Stock were converted into common stock on a one for one basis and, pursuant to the Original Investors' registration rights agreement with the Company, were sold in a secondary offering of common stock at $52.00 per share. The Company did not receive any proceeds from the offering. In March 2004, 3.1 million outstanding and accrued shares of the Series A Convertible Redeemable Preferred Stock were converted into shares of common stock on a one for one basis and sold in a secondary public offering. The Company received no proceeds from such offering other than $4.2 million associated with certain management option exercises in connection with the secondary offering. In June 2004, the remaining 875,120 outstanding and accrued shares of Series A Convertible Redeemable Preferred Stock were called for redemption by the Company and in lieu of being redeemed for cash, were converted by the holders into 875,120 common shares in accordance with the terms of the Series A shares. As a result, the Company does not have any preferred shares outstanding.

2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, the University, ELP, and Professional Education, Inc. (which is currently an inactive subsidiary). All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash invested in bank overnight deposits and money market mutual funds. The Company places its cash and temporary cash investments with high quality credit institutions. The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenues

The Company's educational programs are offered on a quarterly basis. Approximately 96% of the Company's revenues during the year ended December 31, 2004 consisted of tuition revenue. Tuition revenue is deferred at the time of registration and is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals or corporate discounts. Advance registrations for the next quarter are shown as unearned tuition. Beginning in the first quarter 2004, the Company began recording employee tuition discounts and scholarships & awards as a reduction to revenues. In prior years, these items (totaling $1.6 million and $2.2 million for the years ended December 31, 2002 and 2003, respectively) were classified as operating expenses.

Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees and other income which are recognized when incurred. Beginning in the first quarter 2004, the Company began recording textbook-related income as revenues. In prior years, this income ($0.4 million and $0.6 million for the years ended December 31, 2002 and 2003, respectively) was included in Investment and other income. This change in classification, as well as the one referenced above, had no impact on net income and is an immaterial amount.

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

Concentration of Credit Risk

The Company places its cash and temporary cash investments in money market mutual funds and bank overnight deposits with high credit quality institutions. Cash and cash equivalent balances are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The Company has also invested its excess cash in a diversified, short-term, investment grade, tax-exempt bond fund that is classified under "Marketable Securities."

Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University's student base, as of December 31, 2004, in Pennsylvania, Maryland,

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee and Georgia. The University establishes an allowance for doubtful tuition accounts based upon historical trends and other information.

With the sale of its student loan portfolio in the fourth quarter of 2003, the Company has significantly reduced its credit risk in this area. Although the Company may continue to originate student loans, it intends to divest these loans to long-term lenders which should keep credit risk to a minimum.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of the Company's assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair-value based model. Through 2004, no such impairment loss had occurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $3,642,000, $4,367,000 and $5,375,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Income Taxes

The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

Advertising Costs

The Company expenses advertising costs in the quarter in which incurred, except for costs associated with the production of television commercials which are expensed when the commercial is first used.

Long-Term Liabilities

In conjunction with the opening of some new campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with Financial Accounting Standards Board Technical Bullletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years.

In accordance with the FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Schedule Rent Increases", the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability.

Deferred lease incentives for the years ended December 31, 2002 and 2003 have been reclassified on the Consolidated Statements of Cash Flows to conform to the December 31, 2004 presentation. Prior to 2004, deferred lease incentives were classified as a financing activity on the Consolidated Statements of Cash Flows and are now classified as an operating activity. This change in classification had no impact on Net increase (decrease) in cash and cash equivalents, and is immaterial to prior periods.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

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

The Black-Scholes option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

	2002	2003	2004
Dividend yield	0.5%	0.5%	0.24%
Risk-free interest rates	4.8%	3.0%	3.8%
Volatility	43%	40%	34%
Expected option term (years)	5.9	5.2	6.1
Weighted average fair value of options granted during the year	$23.65	$21.88	$45.27

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date rather than the intrinsic-value method, our pro forma amounts would be as follows:

In thousands (except per share)	2002	2003	2004
Net income	$25,784	$33,674	$41,240
Stock-based compensation expense, net of tax	2,722	4,383	2,821
Pro forma net income	$23,062	$29,291	$38,419

Net income available to common stockholders	$18,440	$28,538	$39,851
Stock-based compensation expense, net of tax	2,722	4,383	2,821
Pro forma net income available to common stockholders	$15,718	$24,155	$37,030

Earnings per share
As reported:
Basic	$2.14	$2.67	$2.91
Diluted	1.78	2.27	2.74
Pro forma:
Basic	$1.82	$2.26	$2.71
Diluted	1.59	1.97	2.55

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

Net Income Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined as follows (in thousands):

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2002	2003	2004
Weighted average shares outstanding used to compute basic earnings per share	8,617	10,694	13,674
Incremental shares issuable upon the assumed conversion of Series A Convertible Redeemable Preferred Stock	5,713	3,846	1,047
Incremental shares issuable upon the assumed exercise of stock options	186	317	336
Shares used to compute diluted earnings per share	14,516	14,857	15,057

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements. SFAS No. 123(R) is effective for all interim periods beginning after June 15, 2005, and, thus, will be effective for the Company beginning with the third quarter of 2005. The Company is currently evaluating the impact of SFAS No. 123(R) on its financial condition and results of operations. See Note 2 for information related to the pro forma effects on the Company's reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

3.    Investments - Marketable Securities

The cost and fair value for investments in marketable securities as of December 31, 2003 and 2004 is as follows (in thousands):

	2003	2004
Cost	$26,000	$26,000
Gross unrealized gain (loss)	(49)	(247)
Fair value	$25,951	$25,753

The Company has invested some of its excess cash in a diversified, no load, short-term, investment grade, tax-exempt bond fund. At December 31, 2004, the 452 issues in this fund had an average credit rating of AA+, an average maturity of 1.2 years, an average duration of 1.1 years and an average yield to maturity of 2.0%.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Student Loans Receivable and Student Loans Receivable–Held for Sale

In the fourth quarter 2003, the Company sold its student loan portfolio to a national student loan marketing organization. The Company recorded revenue of $580,000 for the gain on the sale of the portfolio. The Company also recorded a liability of $333,000 for the estimated potential payments under the indemnification provided to the purchaser of the loans (see Note 9). The Company may continue to originate student loans which it expects to periodically divest. Loans originated and held for sale are classified as a current asset. The Company had $29,000 of student loans receivable – held for sale at December 31, 2004.

The loans receivable under the Strayer Education Loan Program as of December 31, 2003 and 2004 are as follows (in thousands):

	2003	2004
Student loans receivable, including accrued interest	$127	$17
Allowance for loan losses	(127)	(17)
Student loans receivable, net	$—	$—

As of December 31, 2004, the Company had $17,000 of student loans receivable which are not held for sale. Primarily due to poor credit quality and payment history, the Company has fully reserved these loans.

The interest rate on these student loans is on average 7.5%. The Company believes the carrying value of the student loans approximates their fair value. The loans require a minimum monthly payment based on a percentage of the outstanding monthly balance, plus interest, while the student is in attendance. Upon the student's graduation or withdrawal, the loans become due in equal monthly installments based on a fixed payment plan.

5.    Property and Equipment

The composition of property and equipment as of December 31, 2003 and 2004 is as follows (in thousands):

	2003	2004	Estimated useful life (years)
Land	$6,526	$6,526	—
Buildings and improvements	17,558	18,111	5-40
Furniture and equipment	22,700	22,408	5-7
Leasehold improvements	6,357	10,555	3-10
Vehicles	22	22	5
Construction in progress	4	73	—
	53,167	57,695
Accumulated depreciation and amortization	(17,237)	(16,558)
	$35,930	$41,137

In 2003 and 2004, leasehold improvements of $11,000 and $1,545,000, respectively, were paid by lessors as lease incentives and were capitalized. In 2004, the Company wrote-off $6.1 million in fixed assets that were fully depreciated and no longer in service.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Restricted Cash

In 2003, as part of commencing operations in the state of Pennsylvania, the Company was required to maintain a "minimum protective endowment" of at least $500,000. These funds are required as long as the Company operates its campuses in the state. The Company accounts for these funds as a long-term asset.

7.    Stock Option Plan

In July 1996, the Company set aside 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan, which was amended at the May 2001 Annual Shareholders' Meeting to increase the shares authorized for issuance thereunder by 1,000,000 (as amended, "the Plan") to 2,500,000 in total. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options to employees and directors of the Company. Options may be granted to eligible employees of the Company at the discretion of the Board of Directors, at option prices based on a minimum of at least the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors. The maximum term of the options was five years before the amendment and eight years after the amendment. Stock option activity for the years ended December 31, 2002, 2003 and 2004 is as follows:

	Number of shares	Weighted-average exercise price
Balance, December 31, 2001	930,000	36.43
Grants	50,000	51.83
Exercises	—	—
Forfeitures	(10,000)	49.33
Balance, December 31, 2002	970,000	37.09
Grants	245,000	54.19
Exercises	(83,333)	33.69
Forfeitures	—	—
Balance, December 31, 2003	1,131,667	41.05
Grants	85,000	113.54
Exercises	(335,416)	35.62
Forfeitures	(26,667)	78.40
Balance, December 31, 2004	854,584	$49.22

The number of shares exercisable as of December 31, 2002, 2003 and 2004 are as follows:

	Number of shares	Weighted-average exercise price
Exercisable, December 31, 2002	293,330	$35.87
Exercisable, December 31, 2003	506,662	$36.40
Exercisable, December 31, 2004	536,248	$39.04

Since 2001, new options were granted to key executives and new outside directors in conjunction with the recapitalization that took place in May 2001 and the retention of a new senior management team. The weighted average exercise price per share of all options as of December 31, 2004 was $49.22. The options vest over three to four years with exercise prices ranging from $33.69 to $119.72 for all options granted after 2000. These options expire within six to eight years from date of grant and have a weighted-average contractual life of 3.7 years as of December 31, 2004.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Terms of the Series A Convertible Mandatorily Redeemable Preferred Stock

A total of 6,000,000 shares of Series A Convertible Redeemable Preferred Stock, par value $.01, have been authorized. The Company issued 5,769,231 shares of Series A Convertible Redeemable Preferred Stock in the May 2001 recapitalization (See Note 1 above for more information). During 2001, the Company recorded 76,445 shares as accrued in-kind dividends. As of December 31, 2001, 5,845,676 shares of Series A Convertible Redeemable Preferred Stock were issued and outstanding. During 2002, the Company recorded 212,780 shares as accrued in-kind dividends. In November 2002, 2.3 million shares of the Series A Convertible Redeemable Preferred Stock were converted on a 1 for 1 basis into common stock. As of December 31, 2002, 3,758,456 shares were issued and outstanding. During 2003, the Company recorded 141,488 shares as accrued in-kind dividends. As of December 31, 2003, 3,899,944 shares of Series A Convertible Redeemable Preferred Stock were issued and outstanding. During 2004, the Company recorded 77,176 shares as in-kind dividends. In March 2004, 3,102,000 shares of Series A Convertible Redeemable Preferred Stock were converted into common stock on a one for one basis and, pursuant to the registration rights agreement with the Company, were sold in a registered secondary offering by the holders thereof. In June 2004, the Company converted all of its remaining outstanding Series A Preferred Shares (including all shares accrued thereon through June 28, 2004) on a one for one basis into common shares. The Series A Preferred Stockholders received an aggregate of 875,120 common shares of the Company as a result of the conversion. The Series A Convertible Redeemable Preferred Stock activity from December 31, 2001 to December 31, 2004 is reflected in the table below:

Series A Convertible Redeemable Preferred Stock
(in thousands)
Balance, December 31, 2001	$148,347
Dividend-accrue in-kind shares	5,080
Shares converted into common shares	(57,132)
Accretion of carrying value	(2,488)
Balance, December 31, 2002	$93,807
Dividend-accrue in-kind shares	3,743
Accretion of carrying value	(1,864)
Balance, December 31, 2003	$95,686
Dividend-accrue in-kind shares	1,058
Accretion of carrying value	(538)
Shares converted into common shares	(96,206)
Balance, December 31, 2004	$—

9.    Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses in Greenville, South Carolina, Memphis, Tennessee, King of Prussia, Pennsylvania and new facilities for the existing Prince George's County, Maryland campus and Strayer University Online offices in Newington, Virginia, during 2004, the Company recorded reimbursements by the lessors for improvements made to the leased properties in the amount of $1,545,000. In 2003, there was an $11,000 reimbursement for improvements made to a leased regional office in Jessup, Maryland. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2003 and 2004, the Company had deferred lease incentives of $1,513,000 and $2,669,000, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Schedule Rent Increases", the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2003 and 2004, the Company had lease obligations of $820,000 and $1,823,000, respectively.

Indemnification on the Sale of Student Loans

In the fourth quarter of 2003, the Company sold its student loan portfolio to a national student loan marketing organization. Under the terms of the Indemnification Agreement, the Company has provided an indemnification to the purchaser of the student loans for claims that may arise due to loan documentation, regulatory compliance, and loan servicing for the student loans that were sold. The Company did not indemnify the purchaser for any credit risk associated with the loans sold. As of December 31, 2003 and 2004, the Company had recorded a liability of $333,000 and $215,000, respectively, for the estimated potential payments under the indemnification and classified it as a long-term liability on the balance sheet.

10.    Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Participants may contribute up to $14,000 of their base compensation. Employee contributions are voluntary. Discretionary contributions were made by the Company, matching up to 2% of annual wages contributed to the plan each year, and were $304,000, $338,000 and $400,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan ("ESPP"). Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 90 percent of its market value at the date of purchase. Purchases are limited to 10 percent of an employee's eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. During 2002, 2003 and 2004, 7,443, 5,563 and 4,186 shares, respectively, were purchased in the open market for employees, at average prices of $53.08, $65.10 and $98.78 per share, respectively.

11.    Stock Repurchase Plan

As announced on November 3, 2003, the Company's Board of Directors initially authorized the Company to repurchase Common Stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company's management, depending on market conditions and other corporate considerations. The initial authorization was up to an aggregate of $15 million and was increased to $40 million in May 2004. In October 2004, the authorization was increased to $65 million and the authorized period to effect such share repurchases extended to December 31, 2005. The Company intends to effect such purchases in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This Share Repurchase Plan may be modified, suspended or terminated at any time by the Company without notice. The 2004 activity associated with stock repurchases, all of which was part of a publicly announced plan, is as follows:

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total number of shares repurchased in 2004	346,444
Average price per share repurchased	$106.13
Amount available for future repurchases	$25 million

The Company did not make any common stock share repurchases in the fourth quarter 2004.

12.    Commitments and Contingencies

The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

As of December 31, 2004, the Company had long-term operating leases for thirty-three campus locations and six other administrative locations. Rent expense was $5,165,000, $6,279,000 and $8,645,000 for the years ended December 31, 2002, 2003 and 2004, respectively. Prior to the purchase of three of these campuses in February 2002, the Washington, D.C. campus and three of the Virginia campuses were leased from entities affiliated with the Company's former CEO and majority stockholder. Rent paid to these entities was $502,000, $346,000, and $356,000 for the years ended December 31, 2002, 2003 and 2004, respectively. In February 2002, the Company acquired the Washington, D.C., Manassas, Virginia, and Woodbridge, Virginia, campuses for an aggregate of $12,000,000 from entities affiliated with the Company's former CEO and majority stockholder. Accordingly, only one lease remains outstanding with affiliates of the Company's former CEO and majority stockholder. This lease involved total payments of $356,000 in 2004 and expires in 2006. In 2003, the Washington, D.C. campus was sold for $5.2 million and the Company realized a gain of $1.8 million, pre-tax.

The rents on the Company's leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2004, are as follows (in thousands):

	Minimum Rental Commitments	Total Amount Payable To Related Parties
2005	$8,780	$370
2006	8,402	156
2007	7,605	—
2008	7,287	—
2009	7,357	—
Thereafter	27,897	—
Total	$67,328	$526

In addition, the Company has available two $10 million credit facilities from two banks. Interest on any borrowings under either facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company does not pay a fee for these facilities. There have been no borrowings by the Company under these credit facilities.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Income Taxes

The income tax provision for the years ended December 31, 2002, 2003 and 2004 is summarized below (in thousands).

	2002	2003	2004
Current:
Federal	$13,403	$17,911	$21,184
State	2,994	3,706	4,024
Total current	16,397	21,617	25,208
Deferred:
Federal	299	25	561
State	34	4	69
Total deferred	333	29	630
Total provision for income taxes	$16,730	$21,646	$25,838

The tax effects of the principal temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows as of December 31, 2003 and 2004 (in thousands):

	2003	2004
Tuition receivable and student loans	$314	$508
Accrued vacation payable	113	138
Unrealized losses on marketable securities	—	96
Current net deferred tax asset	427	742
Student loans	183	83
Property and equipment	(739)	(1,862)
Deferred leasing costs	328	702
Long-term net deferred tax liability	(228)	(1,077)
Net deferred tax asset (liability)	$199	$(335)

A reconciliation between the Company's statutory tax rate and the effective tax rate for the years ended December 31, 2002, 2003 and 2004 is as follows:

	2002	2003	2004
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.6%	4.3%	4.3%
Other	(0.2%)	(0.2%)	(0.8%)
Effective tax rate	39.4%	39.1%	38.5%

Cash payments for income taxes were $15.5 million in 2002, $19.2 million in 2003 and $12.3 million in 2004.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2003 and 2004 is as follows (in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2003
Total revenues	$36,694	$36,965	$29,993	$43,373
Income from operations	14,097	14,033	7,340	17,427
Net income	8,872	8,841	4,854	11,106
Net income available to common stockholders	7,597	7,560	3,567	9,812
Net income per share:
Basic	$0.71	$0.71	$0.33	$0.91
Diluted	$0.61	$0.60	$0.32	$0.74

	Quarter
	First	Second	Third	Fourth
2004
Total revenues	$46,106	$46,811	$38,009	$52,268
Income from operations	18,512	18,362	7,837	20,772
Net income	11,468	11,403	5,090	13,279
Net income available to common stockholders	10,358	11,124	5,090	13,279
Net income per share:
Basic	$0.92	$0.80	$0.35	$0.91
Diluted	$0.76	$0.75	$0.34	$0.89

STRAYER EDUCATION, INC.
Schedule II -- Valuation and Qualifying Accounts
(in thousands)

Description	Balance beginning of period	Additions charged to expense	Deductions	Balance end of period	Bad debt expense as a % of revenue
Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2004	$785	$4,208	$(3,692)	$1,301	2.3%
Year ended December 31, 2003	635	2,670	(2,520)	785	1.8%
Year ended December 31, 2002	457	1,794	(1,616)	635	1.5%
Allowance for loan losses:
Year ended December 31, 2004	127	—	(110)	17
Year ended December 31, 2003	603	141	(617)	127
Year ended December 31, 2002	536	243	(176)	603

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures as of December 31, 2004. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant has in place, as of December 31, 2004, effective controls and procedures designed to ensure that information required to be disclosed by the Registrant (including consolidated subsidiaries) in the

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Registrant's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

The Registrant's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Registrant's principal executive officer and principal financial officer, the Registrant's management assessed the effectiveness of the registrant's internal control over financial reporting, as of December 31, 2004 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Registrant's internal control over financial reporting that occurred during the quarter ended December 31, 2004, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers

The following table sets forth certain information with respect to the Company's directors and executive officers.

Name	Age	Position
Directors:
Robert S. Silberman	47	Chairman of the Board and Chief Executive Officer
Dr. Charlotte F. Beason	57	Director
William E. Brock	74	Director
David A. Coulter	57	Director
Gary Gensler	47	Director
Robert R. Grusky	47	Director
Robert L. Johnson	58	Director
Steven B. Klinsky	48	Director
Todd A. Milano	52	Director
G. Thomas Waite, III	53	Director
J. David Wargo	51	Director
Executive Officers:
Mark C. Brown	45	Senior Vice President and Chief Financial Officer
Lysa A. Hlavinka	38	Senior Vice President – Marketing and Administration
Steven A. McArthur	47	Senior Vice President and General Counsel
Pamela S. Bell	45	Vice President – Online Operations
James F. McCoy	45	Vice President – Campus Operations
Kevin P. O'Reagan	45	Vice President and Chief Technology Officer
Dr. J. Chris Toe	50	Strayer University President
Sonya G. Udler	37	Vice President – Corporate Communications
Michael J. Fortunato	41	Controller

Directors

Mr. Robert S. Silberman has been Chairman of the Board since February 2003 and Chief Executive Officer since March 2001. Mr. Silberman was Executive in Residence at New Mountain Capital, LLC, from August 2000 to March 2001. From 1995 to 2000, Mr. Silberman served as President and Chief Operating Officer of CalEnergy Company, Inc. and in other capacities. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Mr. Silberman has been a Director of Strayer since March 2001. He serves on the Board of Directors of Surgis, Inc., Danielson Holding Company, and on the Management Advisory Board of New Mountain Capital, LLC. He also serves on the Board of Visitors of The Johns Hopkins University School of Advanced International Studies. Mr. Silberman is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor's degree in history from Dartmouth College and a master's degree in international policy from the The Johns Hopkins University.

Dr. Charlotte F. Beason is a consultant in education and health care administration. From 1988 to 1996, she was Director of Health Professions Education Service and the Health Professional Scholarship Program at the Department of Veterans Affairs. From 2000 to 2003, Dr. Beason was Chair and Vice Chair of the Commission on Collegiate Nursing Education (an autonomous agency accrediting baccalaureate and graduate programs in nursing); she is a member of the Accreditation Review Committee of the American Nurses Credentialing Commission. Dr. Beason is a member of the Nominating/Governance Committee of the Board and also a member of the Strayer University Board of Trustees. Dr. Beason holds a bachelor's degree in nursing from Berea College, a master's degree in psychiatric nursing from Boston University and a doctorate in clinical psychology and public practice from Harvard University.

Mr. William E. Brock founded Intellectual Development Systems, Inc., an education services company, in 1996. From 1988 to 1995 Mr. Brock was the founder and Chairman of the Brock Group, a firm specializing in international trade, investment and human resources. From 1985 to 1987, Mr. Brock served in the President's Cabinet as the U.S. Secretary of Labor, and from 1981 to 1985, as the U.S. Trade Representative. Elected Chairman of the Republican National Committee from 1977 to 1981, Mr. Brock previously served as a Member of Congress and, subsequently, as U.S. Senator for the State of Tennessee. Mr. Brock serves as a Counselor and Trustee of the Center for Strategic and International Studies, and as a member of the Board of Directors of On Assignment, Inc., and Health Extra, Inc. Mr. Brock is Chair of the Nominating/Governance Committee of the Board. He holds a bachelor's degree in commerce from Washington and Lee University. Mr. Brock has also received a number of honorary degrees.

Mr. David A. Coulter has been Vice Chairman of J.P. Morgan Chase & Co. from December 2000 to the present. Mr. Coulter was Vice Chairman of The Chase Manhattan Corporation from July 2000 to December 2000. Prior to joining Chase, for several years Mr. Coulter led the West Coast operations of the Beacon Group, a private investment and strategic advisory firm, and prior to that, Mr. Coulter served as the Chairman and Chief Executive Officer of the BankAmerica Corporation. Mr. Coulter is a member of the Board of Directors of PG&E Corporation. Mr. Coulter is currently serving as the Presiding Outside Director of the Strayer Education, Inc. Board of Directors. Mr. Coulter holds a bachelor's degree in mathematics and economics and a master's degree in industrial administration, both from Carnegie Mellon University.

Mr. Gary Gensler served as Under Secretary of the U.S. Department of the Treasury from 1999 to 2001, and as Assistant Secretary of the Treasury from 1997 to 1999. From 1988 to 1997, Mr. Gensler was a partner of The Goldman Sachs Group, LP, where he served in various capacities including co-head of finance, responsible for controllers and treasury worldwide. Mr. Gensler is co-author of "The Great Mutual Fund Trap." He serves as a Trustee of the Baltimore Museum of Art, the Bryn Mawr School, and The Enterprise Foundation, and is a member of the Board of Visitors of the University of Maryland, Baltimore County and the Board of The Johns Hopkins Center for Talented Youth. Mr. Gensler also serves on the Management Advisory Board of New Mountain Capital, LLC. Mr. Gensler is Chair of the Audit Committee of the Board. Mr. Gensler holds a bachelor's degree in economics and an MBA from the Wharton School of the University of Pennsylvania.

Mr. Robert R. Grusky is a co-founder and has been a Member of New Mountain Capital, LLC, since January 2000. Mr. Grusky is also the founder and managing member of Hope Capital Management, LLC, an investment manager, since 2000. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities, including Vice President, at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He is also on the Board of Directors of Surgis, Inc. and National Medical Health Card Systems, Inc., as well as a member of the Board of Trustees of Hackley School and the Multiple Myeloma Research Foundation. Mr. Grusky is a member of the Audit Committee of the Board. He holds a bachelor's degree in history from Union College and an MBA from Harvard University.

Mr. Robert L. Johnson is the founder and Chief Executive Officer of Black Entertainment Television (BET), a subsidiary of Viacom and the leading African-American operated media and entertainment company in the United States. In 2002, Mr. Johnson became the first African-American majority owner of a major sports franchise, the Charlotte Bobcats of the NBA. He is also the owner of the Charlotte Sting of the WNBA. Mr. Johnson is also the founder of RLJ Companies where he owns or holds interests in companies operating in the professional sports, hospitality/restaurant, real estate, gaming, and recording industries. From 1976 to 1979, he served as vice president of governmental relations for the National Cable & Telecommunications Association (NCTA). Mr. Johnson also served as press secretary for the Honorable Walter E. Fauntroy, Congressional Delegate from the District of Columbia. He also serves on the following boards: US Airways, Hilton Hotels, NBA Board of Governors, The Johns Hopkins University, Lowe's Companies and the American Film Institute. Mr. Johnson is also a member of the Board of Governors for the Rock and Roll Hall of Fame in Cleveland, Ohio. Mr. Johnson is a member of the Compensation Committee of the Board. He holds a bachelor's degree in social studies from the University of Illinois and a master's degree in international affairs from the Woodrow Wilson School of Public and International Affairs at Princeton University.

Mr. Steven B. Klinsky is the Founder and has been the Managing Member and Chief Executive Officer of New Mountain Capital, LLC, since January 2000. From 1987 to June 1999, Mr. Klinsky was a general partner of Forstmann Little & Co., a private equity firm. Mr. Klinsky was non-executive Chairman of the Board from March 2001 until February 2003 and served as the Board's Presiding Outside Director from February 2004 until February 2005. He is a member of the Nominating/Governance Committee of the Board. He also serves on the Board of Directors of Surgis, Inc., Overland Solutions, Inc., Apptis, Inc., and National Medical Health Card Systems, Inc. Mr. Klinsky holds a bachelor's degree in economics and political philosophy from the University of Michigan, a master's degree in business administration and a juris doctorate degree from Harvard University.

Mr. Todd A. Milano has been President and Chief Executive Officer of Central Pennsylvania College since 1989. Mr. Milano is a member of the Compensation Committee of the Board and is also a member of the Strayer University Board of Trustees. Mr. Milano holds a bachelor's degree in industrial management from Purdue University.

Mr. G. Thomas Waite, III has been Treasurer and Chief Financial Officer of the Humane Society of the United States since 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership. Mr. Waite is a member of the Audit Committee of the Board and is also a member of the Strayer University Board of Trustees. Mr. Waite holds a bachelor's degree in commerce from the University of Virginia and is a Certified Public Accountant.

Mr. J. David Wargo is a co-founder and has been a Member of New Mountain Capital, LLC, since January 2000. Since 1993, Mr. Wargo has also been President of Wargo and Company, Inc., an investment management company. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is a Director of Liberty Media International and OpenTV Corporation. Mr. Wargo is Chair of the Compensation Committee of the Board. Mr. Wargo holds a bachelor's degree in physics and a master's degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master's degree in management from the Sloan School of Management, Massachusetts Institute of Technology.

Executive Officers

Mr. Mark C. Brown joined Strayer in September 2001 as Senior Vice President and Chief Financial Officer. Mr. Brown was most recently the Chief Financial Officer of the Kantar Group, the information and consultancy division of WPP Group, a multi-national communications services company. Prior to that, for nearly 12 years, Mr. Brown held a variety of management positions at PepsiCo, Inc., including Director of Corporate Planning for Pepsi Bottling Group and Business Unit

Chief Financial Officer for Pepsi-Cola International. Mr. Brown is a Certified Public Accountant who started his career with PricewaterhouseCoopers, LLP. Mr. Brown holds a bachelor's degree in accounting from Duke University and an MBA from Harvard University.

Ms. Lysa A. Hlavinka is Senior Vice President – Marketing and Administration. Ms. Hlavinka has been working in the for-profit education field for the past 14 years and joined Strayer in May 2001 as Vice President, Marketing. Ms. Hlavinka started her career as an account executive at an advertising agency and joined the University of Phoenix in 1990. As that company grew, Ms. Hlavinka held positions as Marketing Manager, Director of Administrative Services, and, most recently, National Director of Advertising. She has taught marketing and public relations classes both at the University of Phoenix and Strayer University. Ms. Hlavinka holds a bachelor's degree in advertising from Arizona State University and an MBA from the University of Phoenix.

Mr. Steven A. McArthur joined Strayer in May 2001 as Senior Vice President and General Counsel. Mr. McArthur is responsible for oversight of all legal matters for Strayer and coordinating with other responsible officers on various regulatory, administrative, human resources, real estate, leasing and insurance matters. Mr. McArthur previously served as Senior Vice President and General Counsel to MidAmerican Energy Holdings Company, a Fortune 500 diversified holding company, and a number of its public company subsidiaries. He has over 20 years of experience advising various public companies in the areas of regulatory compliance, mergers and acquisitions, financings and related legal matters. Mr. McArthur holds a bachelor's degree in political science from McGill University in Canada and a juris doctorate degree from New York University School of Law.

Ms. Pamela S. Bell is the Vice President – Online Operations. In this capacity, Ms. Bell oversees all functions including, academics, admissions, student services, international outreach and business operations for Strayer University Online. She manages the delivery and ensures the quality of teaching in online courses; coordinates online assessment of faculty for technology-mediated teaching; is responsible for faculty training; and coordinates and regulates technical support of all instructional delivery models. Prior to her appointment as Vice President of Online Operations in April 2004, Ms. Bell served for almost three years as Assistant Vice President and Division Manager at SAIC managing various online related programs and applications. Prior to this, Ms. Bell served with Strayer University Online in various assignments, including Director, Academic Dean, Distance Learning Coordinator and Admissions Counselor. Ms. Bell holds a bachelor's degree in political science from the University of Tennessee, a master's degree in management from Webster University and a master's degree in communication technology from Capella University.

Mr. James F. McCoy is the Company's Vice President – Campus Operations. Previously, Mr. McCoy served as the University's Regional Director – Southern Virginia, North Carolina and Tennessee, with oversight responsibilities for all administrative functions of that Region's campuses, including student enrollment, retention, collection of revenue and budget. Mr. McCoy has been active in proprietary education for the past 22 years and joined Strayer in 1994. He has worked with several school systems, including Phillips and Branell, in management capacities at both the campus and corporate levels. Mr. McCoy has extensive experience in new campus start-ups, P&L management, and accreditation and compliance regulations. In addition, he has management experience in both the administrative and academic operations of a campus. Mr. McCoy holds a bachelor's degree in political science from Landor University and an MBA from Strayer University.

Mr. Kevin P. O'Reagan is Vice President and Chief Technology Officer. He has been active in the technology field for over 18 years and joined Strayer in July 2001. Mr. O'Reagan started his career with Andersen Consulting and later joined Prudential Mortgage as the Director of Technology. Prior to joining Strayer, he held a number of IT management positions including Chief Technology Officer of the RIA Group of the Thompson Corporation. Prior to joining Strayer, Mr. O'Reagan also developed and taught courses at the post-graduate level as an adjunct faculty member at The Johns Hopkins University in its Information Technology Program. Mr. O'Reagan holds a bachelor's degree in information systems management from the University of Maryland and a master's degree in technology from The Johns Hopkins University.

Dr. J. Chris Toe is Strayer University President. Dr. Toe has spent 30 years in government, international business, and higher education. Eleven of his 17 years in higher education have been at Strayer University, which he joined in 1993. He began his career as an economist in the West African Republic of Liberia and served on the economics faculty at Texas Tech University in Lubbock, Texas, for many years. Prior to becoming University President, Dr. Toe was University Provost and Academic Dean. Prior to that, he managed enrollment, student services, and graduate programs at the University. He has been a Professor and Campus Dean, and he teaches graduate research classes. Dr. Toe holds a bachelor's degree in economics from the University of Liberia, and a master's degree in agricultural economics and a doctorate in economics, both from Texas Tech University.

Ms. Sonya G. Udler is Vice President – Corporate Communications. Ms. Udler joined Strayer in July 2002, and brings over 15 years of public relations and marketing communications experience to Strayer. For the two years prior to joining Strayer, she served as a public relations and media strategies consultant. She previously served as Senior Vice President at Young & Associates, Inc., a public relations agency, where she developed communications strategies and media programs for Bell Atlantic, Siemens, Verizon and other leading technology companies. Ms. Udler holds a bachelor's degree in journalism from the University of Maryland.

Mr. Michael J. Fortunato joined Strayer as its Controller in September 2002. Mr. Fortunato spent 17 years working in a variety of industries including health care, real estate, international investing and software development prior to joining Strayer. Mr. Fortunato began his career with the accounting firm of KPMG Peat Marwick. He holds a bachelor's degree in business administration from Loyola College and he is a Certified Public Accountant.

Certain Significant Employees of the University

The following information is supplied with respect to certain other significant employees of the University:

Name	Age	Position
Dr. J. Chris Toe	50	University President
Patricia Ardoline-Pellicci	39	Regional Director – North Carolina, South Carolina and Florida
Marjorie Arrington	43	Director of Financial Aid and Title IV Compliance
Ann P. Berger	50	Director of Business Development
Dr. Zelphia A. Brown	34	Regional Academic Dean – Tennessee and Georgia
Gregory Ferenbach	45	Deputy General Counsel
Dr. Eric F. Grosse, Jr.	57	Dean of Academic Development and Training
Kristen Jones	34	Director of New Campus Openings
Randall T. Jones	43	Regional Director – Tennessee and Georgia
Suk J. Lee	44	Regional Academic Dean – Maryland, Pennsylvania and Washington, D.C.
Joyce A. Mayfield	52	Regional Academic Dean – North Carolina, South Carolina and Florida
David A. Moulton	52	Director of Libraries
Stan L. Petree	51	Regional Academic Dean – Virginia
Reginald Rainey	37	Regional Director – Virginia
Randi S. Reich	31	Regional Director – Maryland, Pennsylvania and Washington, D.C.
Geoffrey D. Roth	39	Director of Facilities
Betty G. Shuford	63	Dean of Student Affairs
Marcos C. Tigre	31	Director of Internal Audit
Cyndi L. Wastler	39	Director of Academic Records
Edward L. Yost	40	Director of Human Resources

Dr. J. Chris Toe is the University President. See Executive Officer section above for more biographical information.

Ms. Patricia Ardoline-Pellicci is the University's Regional Director for North Carolina, South Carolina and Florida with oversight responsibilities for all administrative functions of the Region's campuses, including student enrollment, retention, collection of revenue and budget. Ms. Ardoline-Pellicci has been with Strayer University for 12 years, and has served in a variety of roles, including Financial Aid Manager, Student Services Manager, University Bursar and Campus Manager. Ms. Ardoline-Pellicci holds a bachelor's degree in communications from Marywood College and an MBA from Strayer University.

Ms. Marjorie Arrington is the University's Director of Financial Aid and Title IV Compliance. Ms. Arrington is responsible for administering the University's Title IV programs and ensuring that all University practices in this area comply with the applicable administrative and regulatory standards required by the HEA. Ms. Arrington has been actively involved with the state, regional and national associations of student financial aid administrators and the U.S. Department of Education. Ms. Arrington has over 20 years of experience in the administration of Title IV funds. Ms. Arrington holds a bachelor's degree in history from the University of North Carolina at Chapel Hill.

Ms. Ann P. Berger is the University's Director of Business Development. In this role, Ms. Berger works with Fortune 500 companies to provide ways to further educate their employees as part of the organizations' workforce development efforts. Prior to joining Strayer University, Ms. Berger worked for Chubb Computer Services' staffing and training division with responsibilities for the Southeastern Region, and was involved with a number of computer technology companies in various capacities, including program and sales management. Ms. Berger holds a bachelor's degree in accounting from the University of Maryland and is a Certified Public Accountant.

Dr. Zelphia A. Brown is the University's Regional Academic Dean for Tennessee and Georgia. Dr. Brown has been with Strayer for two years and was the Campus Dean for the Memphis – Thousand Oaks Campus prior to her current appointment. Dr. Brown provides academic leadership for five campuses. Dr. Brown has several years of experience in academic and administrative fields. She holds a bachelor's degree in business administration and a doctorate in education from the University of Memphis, and an MBA from Arkansas State University.

Mr. Gregory Ferenbach is the University's Deputy General Counsel. Mr. Ferenbach provides advice and counsel on diverse legal and policy issues, including regulatory compliance, strategic alliances with corporations and government institutions, key contracts with suppliers, litigation and human resources issues. Mr. Ferenbach is also responsible for the legal aspects of expansion into new states, including obtaining regulatory approvals, and for federal government relations. Prior to joining Strayer, Mr. Ferenbach was Senior Vice President and General Counsel to the Public Broadcasting Service (PBS) and an attorney in private practice. Mr. Ferenbach holds a bachelor's degree in history from Yale University and a juris doctorate degree from the University of Virginia School of Law.

Dr. Eric F. Grosse, Jr. is the University's Dean of Academic Development and Training. He directs the professional development of academic personnel, evaluates needs, develops and implements programs, manages faculty data systems, plans faculty meetings and workshops, participates in Faculty Senate deliberations and the University's outcome assessment efforts, and manages the regular revision of academic related procedures and training manuals. Prior to this position, Dr. Grosse worked at several institutions, including Prince George's Community College, Trinity College and The Johns Hopkins University. Dr. Grosse holds a bachelor's degree in English literature from Hobart College, a master's degree in English literature from the University of Maryland, a master's degree in human resources development from American University/NTL Institute of Applied Behavioral Science, and a doctorate in adult and continuing education from Teachers College/Columbia University.

Ms. Kristin Jones is the University's Director of New Campus Openings and is responsible for managing all operational aspects of the University's new campus openings. Ms. Jones has been with Strayer University for seven years and has served in a number of positions, including Admissions Officer, Campus Dean, Campus Manager, and Dean of Academic Development. Prior to joining Strayer, Ms. Jones taught within the Virginia Community College System. Ms. Jones holds bachelor's degrees in English and education and a master's degree in English, all from Virginia Polytechnic Institute and State University.

Mr. Randall T. Jones is the University's Regional Director for Tennessee and Georgia. Mr. Jones has oversight responsibilities for all regional administrative functions including student enrollment and retention, budget and collection of revenue. Mr. Jones joined Strayer University in 2002 as Campus Manager for the Memphis – Thousand Oaks Campus, where he directed and managed the spring 2002 campus opening. Prior to joining Strayer, Mr. Jones worked for the Institute for Professional Development and has over 15 years of education administrative experience in admissions and recruiting, student retention, and new program and campus development. Mr. Jones holds a bachelor's degree in journalism from the University of Memphis.

Mr. Suk J. Lee is the University's Regional Academic Dean for Washington, D.C., Maryland and Pennsylvania. He has been with Strayer for five years and has held a number of academic positions in the University. Currently, Mr. Lee has supervisory responsibilities for the academic administration of 10 campuses. Prior to his appointment as the Regional Academic Dean, his most recent position was

Campus Dean at the Anne Arundel Campus. Mr. Lee holds a bachelor's degree in accounting from the University of Baltimore and an MBA from Loyola College. He also is a Certified Public Accountant.

Ms. Joyce A. Mayfield is the University's Regional Academic Dean for North Carolina, South Carolina and Florida. Ms. Mayfield has been with Strayer for seven years and has held a number of academic positions in the University. Currently, Ms. Mayfield has supervisory responsibilities for the academic administration of seven campuses. Prior to her appointment as Regional Academic Dean, Ms. Mayfield was Campus Dean at Shelby Oaks Campus in Memphis, Tennessee. Ms. Mayfield has approximately 20 years of experience in higher education. Ms. Mayfield holds a bachelor's degree in general business from Savannah State University and an MBA from Prairie View A&M University.

Mr. David A. Moulton is the University's Director of Libraries. Mr. Moulton manages library services and collections for all campus locations as well as for online users. Mr. Moulton oversees the operations of the University's main library, the Wilkes Library, in Washington, D.C., and the Learning Resource Centers at each campus. Mr. Moulton has been employed by Strayer for 29 years in a variety of Librarian positions. He has held a membership in the American Library Association for over 25 years and has been a member of the Virginia Library Association for 15 years. Mr. Moulton holds a bachelor's degree in history from the University of New Hampshire and a master's degree in library science from Simmons College.

Mr. Stan L. Petree is the University's Regional Academic Dean for Virginia. Mr. Petree has been with Strayer for eight years and has held a number of administrative and academic positions in the University. Currently, Mr. Petree has supervisory responsibilities for the academic administration of the University's Virginia campuses. Prior to his appointment as Regional Academic Dean for Virginia, he was the Regional Academic Dean for North Carolina, South Carolina, Tennessee and Georgia. Mr. Petree also has over 20 years of experience in the office furniture and retail drug industries. Mr. Petree holds a bachelor's degree in business administration and an MBA, both from Strayer University.

Mr. Reginald Rainey is the University's Regional Director for Virginia, with oversight responsibilities for all administrative functions of that Region's campuses including student enrollment, retention, collection of revenue and budget. Mr. Rainey has been with Strayer University 16 years and has held a number of positions, including Campus Manager. Mr. Rainey holds a bachelor's degree in accounting from Strayer University.

Ms. Randi S. Reich is the University's Regional Director for Washington, D.C., Maryland and Pennsylvania. Ms. Reich has been with the University for four years, previously holding the positions of Director of Business Process, Director of New Campus Openings, Director of Business Development and Campus Manager. Prior to joining Strayer, Ms. Reich co-founded and managed business and strategic development for Mascot Network, an application service provider serving the higher education market with an "enterprise portal." Ms. Reich also served several years in city government with the City of New York as the Assistant Director in the Mayor's Office of Transportation, and also worked at Boston Consulting Group. Ms. Reich holds a bachelor's degree in psychology and political science from the University of Pennsylvania and an MBA from Harvard University.

Mr. Geoffrey D. Roth is the University's Director of Facilities with responsibility for leasing, managing and maintaining all campus locations and other University real estate. Mr. Roth is responsible for all aspects of site selection, transaction management, construction, furniture and equipment delivery and relocation. Mr. Roth also works with each campus to ensure that from a fiscal and physical perspective, each location is maintained to Strayer standards. Mr. Roth has 15 years of corporate real estate experience, including serving as a Director of Corporate Services at Cushman & Wakefield, Inc., where he helped Fortune 500 clients manage their real estate portfolios. Mr. Roth holds a bachelor's degree in public policy from Syracuse University.

Ms. Betty G. Shuford is the University's Dean of Student Affairs with responsibility for ensuring that services and programs that impact student retention are being handled effectively in all regions.

Ms. Shuford, who has been with Strayer University for 22 years, previously served in a number of positions, including Regional Director, Administrative Dean, and Campus Manager at four different campuses. She holds a bachelor's degree in English and a master's degree in English from the University of Texas.

Mr. Marcos C. Tigre is the University's Director of Internal Audit. Mr. Tigre is primarily responsible for the University's internal audits of campus operations as well as internal financial reporting audits. Mr. Tigre also supports the University's compliance with the Sarbanes-Oxley Act, working with management, financial accounting and campus personnel. Mr. Tigre has over seven years of internal and external audit experience, most recently with a multinational telecommunications company serving in a lead financial reporting and consolidations role with responsibilities over implementing financial accounting compliance with the Sarbanes-Oxley Act. Mr. Tigre holds a bachelor's degree in business administration from George Washington University.

Ms. Cyndi L. Wastler is the University's Director of Academic Records. Ms. Wastler is responsible for the oversight of the University's Transcript Evaluation Center, the Records Office, and Veterans Services. In addition, she works with other University administrators on regulatory and compliance matters that affect the University. Ms. Wastler has been with the University for 13 years. She holds a bachelor's degree in history from Mary Baldwin College and a master's degree in accounting from Strayer University.

Mr. Edward L. Yost is the University's Director of Human Resources. In this role, Mr. Yost leads Human Resources efforts to provide employees a working environment that promotes their personal and professional development, while supporting the growth of the organization. Mr. Yost comes to Strayer with over 12 years of human resources experience, most recently as the Director of Human Resources for a nationwide marketing research data collection agency. He began his career in the field of human resources with Gabriel Brothers, Inc. Mr. Yost holds a bachelor's degrees in accounting and business administration from Fairmont State University and a master's degree in industrial and labor relations from West Virginia University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% stockholders to file reports of beneficial ownership of equity securities of the Company's and to furnish copies of such reports to the Company. Based on a review of such reports, and upon written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2004, all such filing requirements were met.

Code of Ethics

The Board of Directors adopted a Code of Ethics in February 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and applicable NASDAQ requirements. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Copies are also available on our website, www.strayereducation.com in the Investor Relations section. Persons wishing to make such a request should contact Sonya G. Udler, Vice President of Corporate Communications, 1100 Wilson Blvd. Suite 2500, Arlington, VA 22209, (703) 247-2500. In the event that we make any amendment to, or grant any waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website, located at www.strayereducation.com, and as required by NASDAQ, file a Current Report on Form 8-K with the SEC reporting the amendment or waiver.

Item 11.    Executive Compensation

The information required by this Item is hereby incorporated by reference from the information to be contained under the captions "Compensation", "Directors' Compensation" and "Board Committees" in the Company's Proxy Statement which will be filed no later than 120 days following December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the information contained under the caption "Beneficial Ownership of Common Stock" in the Company's Proxy Statement which will be filed no later than 120 days following December 31, 2004.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the information contained under the caption "Certain Transactions with Former Management" in the Company's Proxy Statement which will be filed no later than 120 days following December 31, 2004.

Item 14.    Principal Accounting Fees and Services

The information required by this Item relating to Principal Accounting Fees and Services is hereby incorporated by reference from the information contained under the caption "Principal Accounting Fees and Services" in the Company's Proxy Statement which will be filed no later than 120 days following December 31, 2004.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(A)(1)    Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(2)    Financial Statement Schedules

All required financial statement schedules of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(3) Exhibits

Exhibit Number	Description
3.01	Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company's Annual Report on From 10-K filed with the Commission on March 28, 2002).
3.02	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.02 of the Company's Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on May 17, 1996).
4.01	Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of Amendment No. 3 to the Company's Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on July 16, 1996).
10.03	Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company's Annual Report on From 10-K filed with the Commission on March 28, 2002).
10.04	1996 Amended Stock Option Plan (incorporated by reference to Exhibit B of the Company's Proxy Statement filed with the Commission on April 27, 2001).
21.01	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.01 of the Company's Annual Report on From 10-K filed with the Commission on March 28, 2002).
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included in signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAYER EDUCATION, INC.

By:	/s/ Robert S. Silberman Robert S. Silberman Chairman of the Board and Chief Executive Officer

Date: March 1, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2005

(Robert S. Silberman)

/s/ Mark C. Brown	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2005

(Mark C. Brown)

/s/ Charlotte F. Beason	Director	March 1, 2005

(Charlotte F. Beason)

/s/ William E. Brock	Director	March 1, 2005

(William E. Brock)

/s/ David A. Coulter	Director	March 1, 2005

(David A. Coulter)

	Director	March 1, 2005

(Gary Gensler)

/s/ Robert R. Grusky	Director	March 1, 2005

(Robert R. Grusky)

/s/ Robert L. Johnson	Director	March 1, 2005

(Robert L. Johnson)

/s/ Steven B. Klinsky	Director	March 1, 2005

(Steven B. Klinsky)

SIGNATURES	TITLE	DATE

/s/ Todd A. Milano	Director	March 1, 2005

(Todd A. Milano)

/s/ G. Thomas Waite, III	Director	March 1, 2005

(G. Thomas Waite, III)

/s/ J. David Wargo	Director	March 1, 2005

(J. David Wargo)