Form 10-Q
period 2005-03-31
STRAYER EDUCATION INC
filed 2005-05-06
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED MARCH 31, 2005
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

AS OF APRIL 30, 2005, THERE WERE OUTSTANDING 14,641,955 SHARES OF COMMON STOCK,
PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements

          Unaudited Condensed Consolidated Balance Sheets at
          December 31, 2004 and March 31, 2005 ................................3

          Unaudited Condensed Consolidated Statements of Income
          for the three month periods ended March 31, 2004 and 2005............4

          Unaudited Condensed Consolidated Statements of Comprehensive Income
          for the three month periods ended March 31, 2004 and 2005............4

          Unaudited Condensed Statement of Stockholders' Equity for the
          three month period ended March 31, 2005..............................5

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the three month periods ended March 31, 2004 and 2005............6

          Notes to Unaudited Condensed Consolidated Financial Statements.......7

  Item 2. Management's Discussion and Analysis of

PART II -- OTHER INFORMATION

  Items 1-6, Exhibits and Reports on Form 8-K.................................19

SIGNATURES....................................................................21

CERTIFICATIONS

                             STRAYER EDUCATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            December 31,      March 31,
                                                                                                2004            2005
                                                                                            ------------    ------------
                                       ASSETS

Current assets:
   Cash and cash equivalents .........................................................      $     97,004    $    109,884
   Marketable securities available for sale, at fair value ...........................            25,753          25,621
   Tuition receivable, net of allowances for doubtful accounts of $1,301
     and $1,551 at December 31, 2004 and March 31, 2005, respectively ................            41,669          45,420
   Student loans receivable, held for sale ...........................................                29               7
   Other current assets ..............................................................             3,679           3,724
                                                                                            ------------    ------------
       Total current assets ..........................................................           168,134         184,656
Property and equipment, net ..........................................................            41,137          42,717
Restricted cash ......................................................................               500             500
Other assets .........................................................................               343             343
                                                                                            ------------    ------------
       Total assets ..................................................................      $    210,114    $    228,216
                                                                                            ============    ============

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..................................................................      $      4,971    $      7,238
   Accrued expenses ..................................................................             2,318             929
   Income taxes payable ..............................................................             6,060           9,240
   Unearned tuition ..................................................................            42,059          47,215
                                                                                            ------------    ------------
        Total current liabilities ....................................................            55,408          64,622
Deferred income taxes ................................................................             1,077             802
Long-term liabilities ................................................................             4,707           4,686
                                                                                            ------------    ------------
        Total liabilities ............................................................            61,192          70,110
                                                                                            ------------    ------------
Commitments and contingencies
Stockholders' equity:
   Common Stock, par value $.01; 20,000,000 shares
      authorized; 14,669,487 and 14,641,955 shares issued and outstanding
      at December 31, 2004 and March 31, 2005,  respectively .........................               147             147
   Additional paid-in capital ........................................................           140,943         137,952
   Retained earnings .................................................................             7,983          20,240
   Accumulated other comprehensive income (loss) .....................................              (151)           (233)
                                                                                            ------------    ------------
         Total stockholders' equity ..................................................           148,922         158,106
                                                                                            ------------    ------------
         Total liabilities and stockholders' equity ..................................      $    210,114    $    228,216
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

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    For the three months
                                                      ended March 31,
                                                ---------------------------
                                                   2004            2005
                                                -----------     -----------

Revenues ....................................   $    46,106     $    56,153
                                                -----------     -----------
Costs and expenses:
  Instruction and educational support .......        15,191          18,459
  Selling and promotion .....................         6,084           8,663
  General and administration ................         6,319           6,543
                                                -----------     -----------
Total costs and expenses ....................        27,594          33,665
                                                -----------     -----------
    Income from operations ..................        18,512          22,488
Investment and other income .................           318             610
                                                -----------     -----------
    Income before income taxes ..............        18,830          23,098
Provision for income taxes ..................         7,362           9,007
                                                -----------     -----------
    Net income ..............................        11,468          14,091
Preferred stock dividends and accretion .....         1,110              --
                                                -----------     -----------
    Net income available to common
      stockholders ..........................   $    10,358     $    14,091
                                                ===========     ===========
Net income per share:
    Basic ...................................   $      0.92     $      0.96
    Diluted .................................   $      0.76     $      0.94
Weighted average shares outstanding
    Basic ...................................        11,304          14,661
    Diluted .................................        15,091          14,950

                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)

                                                   For the three months
                                                      ended March 31,
                                                ---------------------------
                                                   2004            2005
                                                -----------     -----------

Net income ..................................   $    11,468     $    14,091
Other comprehensive income:
     Unrealized loss on investment,
         net of taxes .......................           (19)           (82)
                                                -----------     -----------
Comprehensive income ........................   $    11,449     $    14,009
                                                ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         Accumulated
                                                       Common Stock        Additional                       Other
                                               -------------------------     Paid-in        Retained    Comprehensive
                                                 Shares        Amount        Capital        Earnings        Income         Total
                                               ----------    -----------   -----------    -----------    -----------    -----------

Balance at 12/31/04 .........................  14,669,487    $       147   $   140,943    $     7,983    $      (151)   $   148,922
Repurchase of common stock ..................     (27,532)            --        (2,991)            --             --         (2,991)
Common stock dividends ......................          --             --            --         (1,834)            --         (1,834)
Change in net unrealized gains (losses) on
  marketable securities, net of income tax ..          --             --            --             --            (82)           (82)
Net income ..................................          --             --            --         14,091             --         14,091
                                               ----------    -----------   -----------    -----------    -----------    -----------
Balance at 3/31/05 ..........................  14,641,955    $       147   $   137,952    $    20,240    $      (233)   $   158,106
                                               ==========    ===========   ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                   For the three months
                                                                                      ended March 31,
                                                                             -------------------------------
                                                                                 2004               2005
                                                                             ------------       ------------

Cash flows from operating activities:
  Net income ..............................................................  $     11,468       $     14,091

  Adjustments to reconcile net income to net cash
       provided by operating activities:
       Amortization of deferred rent ......................................           135                 (7)
       Depreciation and amortization ......................................         1,242              1,501
       Provision for student loan losses ..................................           (35)               (21)
       Deferred income taxes ..............................................           (18)               (49)
  Changes in assets and liabilities:
       Tuition receivable, net ............................................        (5,742)            (3,751)
       Other current assets ...............................................          (732)              (682)
       Other assets .......................................................            10                 --
       Accounts payable ...................................................          (509)               778
       Accrued expenses ...................................................          (777)            (1,389)
       Income taxes payable ...............................................         4,177              2,857
       Unearned tuition ...................................................         6,477              5,156
       Deferred lease incentives ..........................................            --                800
  Student loans originated ................................................          (439)              (336)
  Collections on student loans receivable and held for sale ...............           554                365
                                                                             ------------       ------------
           Net cash provided by operating activities ......................        15,811             19,313
                                                                             ------------       ------------
Cash flows from investing activities:
   Purchases of property and equipment ....................................        (2,151)            (1,608)
                                                                             ------------       ------------
           Net cash used in investing activities ..........................        (2,151)            (1,608)
                                                                             ------------       ------------
Cash flows from financing activities:
   Common dividends paid ..................................................          (695)            (1,834)
   Preferred dividends paid ...............................................        (1,332)                --
   Proceeds from exercise of stock options ................................         4,243                 --
   Repurchase of common  stock ............................................            --             (2,991)
                                                                             ------------       ------------
           Net cash provided by (used in) financing  activities ...........         2,216             (4,825)
                                                                             ------------       ------------
           Net increase in cash and cash equivalents ......................        15,876             12,880
Cash and cash equivalents - beginning of period ...........................        82,089             97,004
                                                                             ------------       ------------
Cash and cash equivalents - end of period .................................  $     97,965       $    109,884
                                                                             ============       ============

Non-cash transactions:
    Purchases of property and equipment included in accounts payable ......  $        129       $      1,489
                                                                             ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF MARCH 31, 2004 AND 2005 IS UNAUDITED.

1. BASIS OF PRESENTATION

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the
Company), Strayer University, Inc. (the University) and Education Loan
Processing, Inc. (ELP), collectively referred to herein as the "Company" or
"Companies."

The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.
All information as of March 31, 2005 and for the three months ended March 31,
2004 and 2005 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company.

The Company's educational programs are offered on a quarterly basis.
Approximately 96.5% of the Company's revenues during the three months ended
March 31, 2005 consisted of tuition revenue. Tuition revenue is deferred at the time of registration and is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, textbook-related income and other income which are recognized when incurred.

Purchases of property and equipment and changes in Accounts Payable for the three months ended March 31, 2004 on the Unaudited Condensed Consolidated
Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period. In 2004, non-cash transactions were included in these line items. This change in classification had no impact on Net increase (decrease) in cash and cash equivalents, and is immaterial to prior periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form
10-K for the fiscal year ended December 31, 2004.

2. NATURE OF OPERATIONS

The Company, a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 34 campuses in Pennsylvania, Maryland, Washington, D.C., Virginia,
North Carolina, South Carolina, Tennessee, Georgia, and Florida and worldwide via the Internet through Strayer University Online. ELP originates student loans for the University's students, which loans are held for sale.

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At March 31, 2005, the Company had 55,000 issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to compute net income per share:

                                                                     For the three months
                                                                        ended March 31,
                                                                  -------------------------
                                                                        (in thousands)
                                                                    2004            2005
                                                                  ----------      ---------

Weighted average shares outstanding
     used to compute basic net income per share................       11,304         14,661
Incremental shares issuable upon the
     assumed conversion of preferred stock.....................        3,362             --
Incremental shares issuable upon the
     assumed exercise of stock options.........................          425            289
                                                                  ----------      ---------
Shares used to compute diluted net income per share............       15,091         14,950
                                                                  ==========      =========

Set forth below is a reconciliation of net income used to compute net income per share:

                                                                     For the three months
                                                                        ended March 31,
                                                                  -------------------------
                                                                        (in thousands)
                                                                     2004            2005
                                                                  ----------      ---------

Net income available to common stockholders
     used to compute basic earnings per share..................   $   10,358      $  14,091
Plus: Impact of assumed preferred stock conversion:
      Preferred stock dividends and accretion..................        1,110             --
                                                                  ----------      ---------
Net income used to compute diluted net income per share........   $   11,468      $  14,091
                                                                  ==========      =========

4. CREDIT FACILITIES

The Company maintains two credit facilities from two banks in the amount of
$10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of 0.75% above the London Interbank Offered Rate. There is no outstanding balance and no fees payable on either facility as of March 31, 2005.

5. STOCKHOLDERS' EQUITY

Common Stock

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2004 and March 31, 2005, the Company had
14,669,487 and 14,641,955 shares of common stock issued and outstanding, respectively. Commencing in the third quarter of 2004, the Company increased the annual common stock cash dividend to $0.50 per share or $0.125 per share quarterly. However, with the rescheduling of the 2004 third quarter dividend payment from October to December (in connection with a general change in timing of such dividend to occur in March, June, September and December of each year), the $0.50 per share annual dividend was prorated over a five month period instead of three, resulting in a dividend payment of $0.21 per share instead of a quarterly payment of $0.125 per share for the fourth quarter of 2004.

Stock Options

In July 1996, the Company's stockholders approved 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan. This Plan was amended by the stockholders at the May 2001 Annual Stockholder's Meeting and at
the May 2005 Annual Stockholder's Meeting to increase the shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively (as amended, the
"Plan"). A total of 3,000,000 shares have been approved for grants under the
Plan. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options to employees and directors of the Company. Options may be granted to eligible employees or directors of the Company at the discretion of the Board of
Directors, at option prices based at or above the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the
Board of Directors. The maximum term of the options granted under the Plan is ten years after the amendment.

The table below sets forth the stock option activity for the three months ended
March 31, 2005:

                                                                     Weighted-Average
                                               Number of shares       Exercise Price
                                               ----------------      ----------------

     Balance, December 31, 2004..............           854,584      $          49.22
     Grants..................................           227,083                107.28
     Exercises...............................                --                    --
     Forfeitures.............................                --                    --
                                               ----------------      ----------------
     Balance, March 31, 2005.................         1,081,667      $          61.41
                                               ================      ================

Of the 1,081,667 total stock options that have been issued and remain outstanding, 592,913 are exercisable as of March 31, 2005. A total of 48,989 shares were authorized but unissued

under the Plan as of March 31, 2005. As of March 31, 2005, the weighted average contractual life of outstanding stock options is 4.2 years.

The Company uses the intrinsic-value-based method of accounting for stock options granted under the Plan. Under this method, compensation expense is the excess, if any, of the quoted market price of the stock at grant date over the amount an employee must pay to acquire the stock. Had compensation expense been determined based on the fair value of the options at grant dates computed by the
Black-Scholes methodology, the pro forma amounts would be as follows:

                                                                      For the three months ended
                                                                               March 31,
                                                                      --------------------------
                                                                         2004            2005
                                                                      ----------      ----------

   In thousands (except per share)
   Net income.....................................................    $   11,468      $   14,091
   Stock-based compensation expense, net of tax...................           802             525
                                                                      ----------      ----------
   Pro forma net income...........................................    $   10,666      $   13,566
                                                                      ==========      ==========

   Net income available to common stockholders....................    $   10,358      $   14,091
   Stock-based compensation expense, net of tax...................           802             525
                                                                      ----------      ----------
   Pro forma net income available to common stockholders..........    $    9,556      $   13,566
                                                                      ==========      ==========

   Net income per share:
        As reported:
             Basic................................................    $     0.92      $     0.96
             Diluted..............................................    $     0.76      $     0.94
        Pro forma:
             Basic................................................    $     0.85      $     0.93
             Diluted..............................................    $     0.71      $     0.91

The table below sets forth the assumptions used to estimate fair value as of the date of grant using the Black-Scholes option pricing model:

                                                                      For the three months ended
                                                                               March 31,
                                                                      --------------------------
                                                                         2004            2005
                                                                      ----------      ----------

   Dividend yield ....................................................      0.24%           0.48%
   Risk-free interest rate ...........................................       3.4%            3.8%
   Volatility ........................................................        36%             34%
   Expected option term (years) ......................................       6.1             6.1
   Weighted average fair value of options granted during the year ....    $47.33          $41.18

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

7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards
No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements. In
April 2005, the Securities and Exchange Commission ruled that SFAS No. 123(R) is effective for all annual periods beginning after June 15, 2005, and thus, will be effective for the Company beginning with the first quarter of 2006. The
Company is currently evaluating the impact of SFAS No. 123(R) on its financial condition and results of operations. See Note 5 for information related to the pro forma effects on the Company's reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of
Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to
stock-based employee compensation.

8. LONG-TERM LIABILITIES

Lease Incentives

In conjunction with the opening of new campuses, the Company was reimbursed by the lessors for improvements made to the leased properties. In accordance with
Financial Accounting Standards Board Technical Bulletin No. 88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December
31, 2004 and March 31, 2005, the Company had deferred lease incentives of
$2,669,000 and $2,529,000, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, "Accounting for
Operating Leases with Schedule Rent Increases", the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2004 and March 31, 2005, the Company had
deferred lease obligations of $1,823,000 and $1,956,000, respectively.

Indemnification on the Sale of Student Loans

In 2003, the Company sold substantially all of its student loan portfolio to a national student loan marketing organization. Under the terms of the
Indemnification Agreement, the Company has indemnified the purchaser of the student loans for claims that may arise due to loan documentation, regulatory compliance, and loan servicing for the student loans that were sold. As of
December 31, 2004 and March 31, 2005, the Company had recorded a liability of
$215,000 and $201,000, respectively, for the indemnification.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private
Securities Litigation Reform Act of 1995 ("Reform Act"). These statements are based on the Company's current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state and regional regulatory requirements, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company's annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the SEC). The Company
undertakes no obligation to update or revise forward looking statements.

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

RESULTS OF OPERATIONS

In the first quarter of 2005, the Company generated $56.2 million in revenue, a
22% increase compared to the same period in 2004, as a result of average enrollment growth of 18% and a 5% tuition increase at the beginning of 2005.
Income from operations was $22.5 million for the first quarter of 2005, an increase of 21% compared to the same period in 2004. Net income was $14.1 million, an increase of 23% in the first quarter of 2005 compared to the same period in 2004. Earnings per diluted share was $0.94 in the first quarter of
2005 compared to $0.76 in the same period in 2004.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

     Enrollment. Enrollment at Strayer University for the 2005 winter term, which began January 10, 2005 and ended March 28, 2005, increased 18% to 23,815 students compared to 20,110 for the same term in 2004. Across the Strayer
University campus network, new student enrollments increased 22% and continuing student enrollments increased 18%. Out of Area Online enrollments increased 53%, while students taking 100% of their classes at Strayer University Online
(including campus based students) increased 35%. The total number of students taking any courses online (including students at brick and mortar campuses taking at least one online course) in the 2005 winter quarter was 14,891.

                               STUDENT ENROLLMENT
                               ------------------

                                                                       Winter        Winter         %
                                                                        2004          2005        Change
                                                                    -------------  -----------  -----------

New Campuses  (13 in operation 3 or less years)
     Campus Based Students                                                 1,097        2,018          84%
     Online Based Students                                                 1,314        2,479          89%
                                                                    -------------  -----------
          Total New Campus Students                                        2,411        4,497          87%
                                                                    -------------  -----------

Mature Campuses (17 in operation 4 or more years)
     Campus Based Students                                                 9,945        9,521          -4%
     Online Based Students                                                 6,085        7,240          19%
                                                                    -------------  -----------
          Total Mature Campus Students                                    16,030       16,761           5%
                                                                    -------------  -----------
Out of Area Online Students                                                1,669        2,557          53%
                                                                    -------------  -----------
Total University Enrollment                                               20,110       23,815          18%
                                                                    =============  ===========

Total Students Taking 100% Courses Online                                  9,068       12,276          35%

Total Students Taking At Least 1 Course Online                            11,173       14,891          33%

     Revenues. Revenues increased 22% from $46.1 million in the first quarter of
2004 to $56.2 million in the first quarter of 2005 principally due to an 18%
increase in the average enrollment and a 5% tuition increase in 2005.

     Instruction and educational support expenses. Instruction and educational support expenses increased $3.3 million, or 22%, from $15.2 million in the first quarter of 2004 to $18.5 million in the first quarter of 2005. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $1.4 million, $0.6 million, and $0.7 million, respectively. These costs as a percentage of revenues were 33% in the first quarter of 2005, the same as in the first quarter of 2004.

     Selling and promotion expenses. Selling and promotion expenses increased
$2.6 million, or 42%, from $6.1 million in the first quarter of 2004 to $8.7 million in the first quarter of 2005. This increase was principally due to the direct costs required to generate leads for enrollment growth and the addition of admissions personnel, particularly at new campuses and at Strayer University
Online. These expenses as a percentage of revenues increased from 13% in the first quarter of 2004 to 15% in the first quarter of 2005, which was largely attributable to both marketing costs and staffing costs growing faster than tuition revenue.

     General and administration expenses. General and administration expenses increased $0.2 million, or 4%, from $6.3 million in the first quarter of 2004 to
$6.5 million in the first quarter of 2005. This increase was principally due to higher bad debt expense, which increased $0.5 million, partially offset by the timing of compensation-related expenses. General and administration expenses as a percentage of revenues decreased to 12% in the first quarter of 2005 from 14%
in the first quarter of 2004 primarily due to greater revenues being spread over the largely fixed costs of various centralized functions.

     Income from operations. Income from operations increased $4.0 million, or
21%, from $18.5 million in the first quarter of 2004 to $22.5 million in the first quarter of 2005 due to the aforementioned factors.

     Investment and other income. Investment and other income increased $0.3 million, or 92%, from $0.3 million in the first quarter of 2004 to $0.6 million in the first quarter of 2005. The increase was attributable to an increase in investment yields and a higher average cash balance.

     Provision for income taxes. Income tax expense increased $1.6 million, or
22%, from $7.4 million in the first quarter of 2004 to $9.0 million in the first quarter of 2005 primarily due to the increase in income before taxes attributable to the factors discussed above. The Company's effective tax rate was 39.0% for the first quarter of 2005 compared to 39.1% for the first quarter of 2004.

     Net income. Net income increased $2.6 million, or 23%, from $11.5 million in the first quarter of 2004 to $14.1 million in the first quarter of 2005 because of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had cash, cash equivalents and marketable securities of $135.5 million compared to $122.8 million at December 31, 2004 and
$123.9 million at March 31, 2004. Most of the Company's excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company's principal risk and to benefit from the tax efficiency of the fund's underlying securities. As of March
31, 2005, the Company had a total of $25.6 million invested in the short-term tax exempt bond fund. At March 31, 2005, the 425 issues in this fund had an average credit rating of AA+, an average maturity of 1.1 years and an average duration of 1.0 years, as well as an average yield to maturity of 2.4%. The
Company had no debt as of December 31, 2004 or March 31, 2005.

For the quarter ended March 31, 2005, the Company generated $19.3 million net cash from operating activities compared to $15.8 million for the same period in
2004. The increase resulted mostly from higher net income.

Capital expenditures were $3.1 million for the quarter ended March 31, 2005 compared to $2.3 million for the same period in 2004. For the quarter ended
March 31, 2005, we paid $1.8 million in cash dividends to our common stockholders. As a result of the conversion of our remaining preferred stock into common stock in June 2004, no further preferred stock dividends are payable. During the three months ended March 31, 2005, the Company spent $3.0 million for the repurchase of approximately 27,500 shares of common stock at an average price of $109 per share as part of a previously announced common stock repurchase authorization. The Company's remaining authorization for common stock repurchases was $22 million at March 31, 2005.

In the first quarter of 2005, bad debt expense as a percentage of revenue was
2.2% compared to 1.5% for the same period in 2004. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was nine days at the end of the first quarter of 2005, unchanged from the same period in 2004.

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

The table below sets forth our contractual commitments associated with operating leases as of March 31, 2005. Although they have historically been paid by the
Company, common stock dividend payments are not a contractual commitment and, therefore, have been excluded from this table.

                                                       Payments due by period (in thousands)
                                       -------------------------------------------------------------------
                                                                     2-3        4-5
                                         Total    Within 1 Year     Years      Years        After 5 Years
                                         -----    -------------     -----      -----        -------------

   Operating leases                    $80,774       $9,713       $19,394     $18,447         $33,220

NEW CAMPUSES

The Company opened two new campuses in Tampa, Florida for the spring term 2005.
The Company recently opened two more new campuses for the summer term 2005 - one in Greensboro, North Carolina and one in Columbia, South Carolina.

TOTAL POTENTIAL SHARE ISSUANCE

The Company's total current and potential common shares outstanding are as follows (in thousands):

     Current
     -------
     Common shares issued and outstanding at 3/31/05 ..........       14,642
     Issued stock options using Treasury Stock Method .........          289
                                                                   ---------
          Total current .......................................       14,931
                                                                   ---------
     Potential
     ---------
     Total issued stock options, less options accounted for using
       the Treasury Stock Method above .........................         793
     Authorized but unissued options............................          49 (a)
                                                                    --------
          Total potential ......................................         842
                                                                    --------

          Total current and potential common shares ............      15,773
                                                                    ========

-------------

(a)  Excludes authorization of 500,000 additional shares for future issuance approved by the stockholders on May 3, 2005.

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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2005, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

                         ITEM 4: CONTROLS AND PROCEDURES

a)   Disclosure Controls and Procedures. The Registrant's Chief Executive
     Officer and Chief Financial Officer have evaluated the effectiveness of the
     Registrant's disclosure controls and procedures as of March 31, 2005. Based upon such review, the Chief Executive Officer and Chief Financial Officer
     have concluded that the Registrant has in place, as of March 31, 2005, effective controls and procedures designed to ensure that information required to be disclosed by the Registrant (including consolidated subsidiaries) in the reports it files or submits under the Securities
     Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the
     Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Registrant's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)   Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

         During the quarter, the Company used $3.0 million to repurchase shares of common stock under its repurchase program. The Company's remaining authorization for common stock repurchases was $22 million at March 31,
         2005. A summary of the Company's share repurchases during the quarter is set forth below:

                                                  Shares           Average Price      Authorization
                                                Repurchased          Per Share          Remaining
                                                                                        ($ mil)
                                             ----------------    ----------------   ----------------

         Beginning Balance (at 12/31/04)                                                  $25.0
         January                                       --                  --                --
         February                                      --                  --                --
         March                                     27,532             $108.66              (3.0)
                                                 --------             -------            ------
         Total (at 3/31/05)                        27,532             $108.66             $22.0
                                                 ========             =======            ======

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits:

     31.1       Certification of Chief Executive Officer pursuant to Rule
                13a-14(a) of the Securities Act.

     31.2       Certification of Chief Financial Officer pursuant to Rule
                13a-14(a) of the Securities Act.

     32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

     32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

b)   Reports on Form 8-K:

     On February 23, 2005, the Registrant filed a Current Report on Form 8-K announcing that the Board of Directors of Strayer Education, Inc. approved stock option grants to the Company's named executive officers pursuant to the 1996 stock option plan, as amended.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

                             STRAYER EDUCATION, INC.

                           By:   /s/ Mark C. Brown
                              ----------------------

                                  Mark C. Brown
                Senior Vice President and Chief Financial Officer

                                Date: May 5, 2005

                                  EXHIBIT INDEX

Exhibit         Description
-------         -----------

31.1            Certification of Chief Executive Officer pursuant to Rule
                13a-14(a) of the Securities Act.

31.2            Certification of Chief Financial Officer pursuant to Rule
                13a-14(a) of the Securities Act.

32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002.

32.2            Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

