Form 10-Q
period 2005-06-30
STRAYER EDUCATION INC
filed 2005-07-28
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR THE PERIOD ENDED JUNE 30, 2005
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
DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [X] NO [ ]

AS OF JULY 25, 2005, THERE WERE OUTSTANDING 14,390,717 SHARES OF COMMON STOCK,
PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q



PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

           Unaudited Condensed Consolidated Balance Sheets at
           December 31, 2004 and June 30, 2005 ......................................  3

           Unaudited Condensed Consolidated Statements of Income
           for the three and six month periods ended June 30, 2004 and 2005 .........  4

           Unaudited Condensed Consolidated Statements of Comprehensive Income
           for the three and six month periods ended June 30, 2004 and 2005 .........  4

           Unaudited Condensed Consolidated Statement of Stockholders' Equity
           for the six month period ended June 30, 2005 .............................  5

           Unaudited Condensed Consolidated Statements of Cash Flows
           for the six month periods ended June 30, 2004 and 2005 ...................  6

           Notes to Unaudited Condensed Consolidated Financial Statements ...........  7

  Item 2. Management's Discussion and Analysis of

PART II - OTHER INFORMATION

CERTIFICATIONS


                             STRAYER EDUCATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                     December 31,   June 30,
                                                                                         2004         2005
                                                                                     ------------  ----------

                                       ASSETS
Current assets:
   Cash and cash equivalents ......................................................    $ 97,004     $ 85,601
   Marketable securities available for sale, at fair value ........................      25,753       25,670
   Income taxes receivable ........................................................           -          858
   Tuition receivable, net allowances for doubtful accounts of $1,301 and $1,376 at
     December 31, 2004 and June 30, 2005,  respectively ...........................      41,669       46,563
   Student loans receivable, held for sale ........................................          29            6
   Other current assets ...........................................................       3,679        4,531
                                                                                      ---------    ---------
       Total current assets .......................................................     168,134      163,229
Property and equipment, net .......................................................      41,137       45,898
Restricted cash ...................................................................         500          500
Other assets ......................................................................         343          343
                                                                                      ---------    ---------
       Total assets ...............................................................    $210,114     $209,970
                                                                                      =========    =========

                         LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...............................................................    $  4,971     $  6,770
   Accrued expenses ...............................................................       2,318        1,362
   Income taxes payable ...........................................................       6,060            -
   Unearned tuition ...............................................................      42,059       47,631
                                                                                      ---------    ---------
        Total current liabilities .................................................      55,408       55,763
Deferred income taxes .............................................................       1,077        1,107
Long-term liabilities .............................................................       4,707        6,256
                                                                                      ---------    ---------
        Total liabilities .........................................................      61,192       63,126
                                                                                      ---------    ---------
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $.01; 20,000,000 shares
      authorized; 14,669,487 and 14,390,717 shares issued and outstanding
      at December 31, 2004 and June 30, 2005, respectively ........................         147          144
   Additional paid-in capital .....................................................     140,943      115,948
   Retained earnings ..............................................................       7,983       30,952
   Accumulated other comprehensive income (loss) ..................................        (151)        (200)
                                                                                      ---------    ---------
         Total stockholders' equity ...............................................     148,922      146,844
                                                                                      ---------    ---------
         Total liabilities and stockholders' equity ...............................    $210,114     $209,970
                                                                                      =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                              For the three months         For the six months
                                                 ended June 30,              ended June 30,
                                             ----------------------      ----------------------
                                               2004          2005          2004          2005
                                             --------      --------      --------      --------

Revenues ..............................       $46,811       $55,249       $92,917      $111,402
                                             --------      --------      --------      --------
Costs and expenses:
  Instruction and educational support .        16,533        20,032        31,724        38,491
  Selling and promotion ...............         6,320         8,653        12,404        17,316
  General and administration ..........         5,596         7,072        11,916        13,615
                                             --------      --------      --------      --------
Total costs and expenses...............        28,449        35,757        56,044        69,422
                                             --------      --------      --------      --------
    Income from operations ............        18,362        19,492        36,873        41,980
Investment and other income ...........           364           795           682         1,405
                                             --------      --------      --------      --------
    Income before income taxes ........        18,726        20,287        37,555        43,385
Provision for income taxes ............         7,323         7,762        14,685        16,769
                                             --------      --------      --------      --------
    Net income ........................        11,403        12,525        22,870        26,616
Preferred stock dividends and accretion           279             -         1,389             -
                                             --------      --------      --------      --------
    Net income available to common
     stockholders .....................       $11,124       $12,525       $21,481       $26,616
                                             ========      ========      ========      ========
Net income per share:
    Basic .............................       $  0.80       $  0.86       $  1.70       $  1.82
    Diluted ...........................       $  0.75       $  0.85       $  1.51       $  1.79
Weighted average shares outstanding:
    Basic .............................        13,957        14,531        12,631        14,596
    Diluted ...........................        15,164        14,791        15,128        14,870


                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (AMOUNTS IN THOUSANDS)



                                             For the three months    For the six months
                                                 ended June 30,        ended June 30,
                                             --------------------   --------------------
                                               2004        2005       2004        2005
                                             --------    --------   --------    --------

Net income ...............................   $ 11,403    $ 12,525   $ 22,870    $ 26,616
Other comprehensive income:
     Unrealized gain (loss) on investment,
          net of taxes ...................       (120)         33       (101)        (49)
                                             --------    --------   --------    --------
Comprehensive income .....................   $ 11,283    $ 12,558   $ 22,769    $ 26,567
                                             ========    ========   ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                                          Accumulated
                                                      Common Stock           Additional                      Other
                                                 -------------------------     Paid-in     Retained      Comprehensive
                                                    Shares       Amount        Capital     Earnings         Income          Total
                                                 ----------    -----------   -----------  -----------   -------------   -----------

Balance at 12/31/04 .........................    14,669,487    $       147   $   140,943  $   7,983      $    (151)     $  148,922
Repurchase of common stock ..................      (278,770)            (3)      (24,995)         -              -         (24,998)
Common  stock dividends .....................             -              -             -     (3,647)             -          (3,647)
Change in net unrealized gains (losses)
  on marketable securities, net of income tax             -              -             -          -            (49)            (49)
Net income ..................................             -              -             -     26,616              -          26,616
                                                 ----------    -----------   -----------  -----------    -----------    -----------
Balance at 6/30/05 ..........................    14,390,717    $       144   $   115,948  $  30,952      $    (200)     $  146,844
                                                 ==========    ===========   ===========  ===========    ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)



                                                                        For the six months
                                                                         ended June 30,
                                                                       --------------------
                                                                         2004        2005
                                                                       --------    --------

Cash flows from operating activities:
  Net income .......................................................    $22,870     $26,616
  Adjustments to reconcile net income to net cash
       provided by operating activities:
       Amortization of deferred rent ...............................        327          74
       Depreciation and amortization ...............................      2,564       3,197
       Provision for student loan losses ...........................       (147)        (63)
       Deferred income taxes .......................................       (124)        (33)
  Changes in assets and liabilities:
       Tuition receivable, net .....................................        353      (4,894)
       Other current assets ........................................     (1,155)       (751)
       Other assets ................................................         10           -
       Accounts payable ............................................        128       1,618
       Accrued expenses ............................................       (757)       (956)
       Income taxes payable ........................................      3,307      (6,906)
       Unearned tuition ............................................     (1,954)      5,572
       Deferred lease incentives ...................................          -       1,531
  Student loans originated .........................................       (723)       (571)
  Collections on student loans receivable and held for sale ........        879         601
                                                                       --------    --------
           Net cash provided by operating activities ...............     25,578      25,035
                                                                       --------    --------
Cash flows from investing activities:
   Purchases of property and equipment .............................     (4,384)     (7,793)
                                                                       --------    --------
           Net cash used in investing activities ...................     (4,384)     (7,793)
                                                                       --------    --------
Cash flows from financing activities:
   Common dividends paid ...........................................     (1,600)     (3,647)
   Preferred dividends paid ........................................     (1,510)          -
   Repurchase of common stock ......................................    (21,166)    (24,998)
   Proceeds from exercise of stock options .........................     11,949           -
                                                                       --------    --------
           Net cash used in financing activities ...................    (12,327)    (28,645)
                                                                       --------    --------
           Net increase (decrease) in cash and cash equivalents ....      8,867     (11,403)
Cash and cash equivalents - beginning of period ....................     82,089      97,004
                                                                       --------    --------
Cash and cash equivalents - end of period ..........................    $90,956     $85,601
                                                                       ========    ========

Non-cash transactions:
    Purchases of property and equipment included in accounts payable    $   683     $   181
                                                                       ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF JUNE 30, 2004 AND 2005 IS UNAUDITED.

1. BASIS OF PRESENTATION

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the
Company), Strayer University, Inc. (the University) and Education Loan
Processing, Inc. (ELP), collectively referred to herein as the "Company."

The results of operations for the three months and six months ended June 30,
2005 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 2005 and for the three and six months ended June 30, 2004 and 2005 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company.

The Company's educational programs are offered on a quarterly basis.
Approximately 96.5% of the Company's revenues during the six months ended June
30, 2005 consisted of tuition revenue. Tuition revenue is deferred at the time of registration and is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, textbook-related income and other income which are recognized when incurred.

Purchases of property and equipment and changes in accounts payable for the three and six months ended June 30, 2004 and 2005 in the Unaudited Condensed
Consolidated Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period. In 2004, non-cash transactions were included in these line items. This change in classification had no impact on net increase (decrease) in cash and cash equivalents, and is immaterial to prior periods.

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

2. NATURE OF OPERATIONS

The Company, a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 35 campuses in 8 states and Washington, D.C. in the eastern United
States and worldwide via the Internet through Strayer University Online. ELP originates student loans for the University's students, which loans are held for sale.

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At June 30, 2005, the Company had 282,083 issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to compute net income per share:



                                                     For the three months     For the six months
                                                        ended June 30,          ended June 30,
                                                     --------------------     ------------------
                                                        (in thousands)           (in thousands)
                                                       2004        2005        2004        2005
                                                      ------      ------      ------      ------

Weighted average shares outstanding
     used to compute basic net income per share ...   13,957      14,531      12,631      14,596
Incremental shares issuable upon the
     assumed conversion of preferred stock ........      848           -       2,105           -
Incremental shares issuable upon the
     assumed exercise of stock options ............      359         260         392         274
                                                      ------      ------      ------      ------
Shares used to compute diluted net income per share   15,164      14,791      15,128      14,870
                                                      ======      ======      ======      ======


Set forth below is a reconciliation of net income used to compute net income per share:



                                                     For the three months     For the six months
                                                        ended June 30,          ended June 30,
                                                     --------------------     ------------------
                                                        (in thousands)           (in thousands)
                                                       2004         2005        2004       2005
                                                      -------     -------     -------    -------

Net income available to common stockholders
  used to compute basic earnings per share ........   $11,124     $12,525     $21,481    $26,616
Plus: Impact of assumed preferred stock conversion:
  Preferred stock dividends and accretion .........       279           -       1,389          -
                                                      -------     -------     -------    -------
Net income used to compute diluted net income per
   share ..........................................   $11,403     $12,525     $22,870    $26,616
                                                      =======     =======     =======    =======


4. CREDIT FACILITIES

The Company maintains two credit facilities from two banks in the amount of $10 million each. Interest on any borrowings under the facilities will accrue at an annual rate of 0.75% above the London Interbank Offered Rate. There is no outstanding balance and there are no fees payable on either facility as of June
30, 2005.

5. STOCKHOLDERS' EQUITY

Common Stock

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2004 and June 30, 2005, the Company had
14,669,487 and 14,390,717 shares of common stock issued and outstanding, respectively. Commencing in the third quarter of 2004, the Company increased the annual common stock cash dividend from $0.26 per share to $0.50 per share, or
$0.125 per share quarterly.

Stock Options

In July 1996, the Company's stockholders approved 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan. This Plan was amended by the stockholders at the May 2001 Annual Stockholder's Meeting and at
the May 2005 Annual Stockholder's Meeting to increase the shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively (as amended, the
"Plan"). A total of 3,000,000 shares have been approved for grants under the
Plan. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options to employees, officers and directors of the Company. Options may be granted to eligible employees, officers or directors of the Company at the discretion of the Board of Directors, at option prices based at or above the fair market value of the shares at the date of grant. Vesting provisions are at the discretion of the Board of Directors. The maximum term of the options granted under the Plan is ten years after the amendment.

The table below sets forth the stock option activity for the six months ended
June 30, 2005:



                                                   Weighted-
                                  Number of         Average
                                   shares       Exercise Price
                                  ---------     --------------

Balance, December 31, 2004          854,584       $   49.22
Grants ...................          227,083          107.28
Exercises ................                -               -
Forfeitures ..............                -               -
                                  ---------
Balance, June 30, 2005 ...        1,081,667       $   61.41
                                  =========


Of the 1,081,667 total stock options that have been issued and remain outstanding, 599,580 are exercisable as of June 30, 2005. A total of 548,989 shares were authorized but unissued under the Plan as of June 30, 2005. As of
June 30, 2005, the weighted average contractual life of outstanding stock options is 4.0 years.

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



                                                                For the three months           For the six months
                                                                   ended June 30,                ended June 30,
                                                               ----------------------        ----------------------
                                                                2004           2005           2004           2005
                                                               -------        -------        -------        -------

In thousands (except per share data)

Net income ............................................        $11,403        $12,525        $22,870        $26,616
Stock-based compensation expense, net of tax ..........            459            637          1,261          1,176
                                                               -------        -------        -------        -------
Pro forma net income ..................................        $10,944        $11,888        $21,609        $25,440
                                                               =======        =======        =======        =======

Net income available to common stockholders ...........        $11,124        $12,525        $21,481        $26,616
Stock-based compensation expense, net of tax ..........            459            637          1,261          1,176
                                                               -------        -------        -------        -------
Pro forma net income available to common stockholders .        $10,665        $11,888        $20,220        $25,440
                                                               =======        =======        =======        =======

Net income per share:
    As reported:
        Basic .........................................          $0.80          $0.86          $1.70          $1.82
        Diluted .......................................          $0.75          $0.85          $1.51          $1.79
    Pro forma:
        Basic .........................................          $0.76          $0.82          $1.60          $1.74
        Diluted .......................................          $0.72          $0.80          $1.43          $1.71


The table below sets forth the assumptions used to estimate fair value as of the date of grant using the Black-Scholes option pricing model:



                                                                         2004           2005
                                                                      ---------      ---------

Dividend yield ...............................................           0.24%           0.48%
Risk-free interest rate ......................................            3.8%           3.8%
Volatility ...................................................            34%            34%
Expected option term (years) .................................            6.1            6.1
Weighted average fair value of options granted during the year          $47.70         $41.18


6. INVESTMENTS IN MARKETABLE SECURITIES

The Company's investments in marketable securities consist solely of publicly traded securities and are recorded at fair value based on the quoted market prices. The investments are considered "available-for-sale" as they are not held for trading and will not be held to maturity, in accordance with Statement of
Financial Accounting Standards No. 115, Accounting for Certain Investments in
Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

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

8. LONG-TERM LIABILITIES

Lease Incentives

In conjunction with the opening of new campuses, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties.
In accordance with Financial Accounting Standards Board Technical Bulletin No.
88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2004 and June 30, 2005, the Company had deferred lease incentives of $2,669,000 and $3,857,000, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, "Accounting for
Operating Leases with Schedule Rent Increases", the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2004 and June 30, 2005, the Company had
deferred lease obligations of $1,823,000 and $2,240,000, respectively.

Indemnification on the Sale of Student Loans

In 2003, the Company sold substantially all of its student loan portfolio to a national student loan marketing organization. Under the terms of the
Indemnification Agreement, the Company has indemnified the purchaser of the student loans for claims that may arise due to loan documentation, regulatory compliance, and loan servicing for the student loans that were sold. As of
December 31, 2004 and June 30, 2005, the Company had recorded a liability of
$215,000 and $159,000, respectively, for the indemnification.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private
Securities Litigation Reform Act of 1995 (the "Reform Act"). These statements are based on the Company's current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state and regional regulatory requirements, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company's annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the "SEC" or
"Commission"). The Company undertakes no obligation to update or revise forward looking statements.

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

RESULTS OF OPERATIONS

In the second quarter of 2005, the Company generated $55.2 million in revenues, an 18% increase compared to the same period in 2004, as a result of average enrollment growth of 15% and a 5% tuition increase at the beginning of 2005.
Income from operations was $19.5 million for the second quarter of 2005, an increase of 6% compared to the same period in 2004. Net income was $12.5 million, an increase of 10% in the second quarter of 2005 compared to the same period in 2004. Earnings per diluted share was $0.85 in the second quarter of
2005 compared to $0.75 in the same period in 2004.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

     Enrollment. Enrollment at Strayer University for the 2005 spring term increased 15% to 23,733 students compared to 20,681 for the same term in 2004.
For the 2005 spring term, as compared to the 2004 spring term, Strayer
University's rate of growth of continuing students was 18%, and its rate of growth of new students was 0%. Out-of-area online students increased 42%, while students taking 100% of their classes at Strayer University Online (including campus based students) increased 26%. The total number of students taking any courses online (including students at brick and mortar campuses taking at least one online course) in the 2005 spring term is 15,246.

     Revenues. Revenues increased 18% from $46.8 million in the second quarter of 2004 to $55.2 million in the second quarter of 2005, principally due to a 15%
increase in student enrollments and a 5% tuition increase effective for 2005.

     Instruction and educational support expenses. Instruction and educational support expenses increased $3.5 million, or 21%, from $16.5 million in the second quarter of 2004 to $20.0 million in the second quarter of 2005. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $1.4 million, $0.8 million, and $0.8 million, respectively. These costs as a percentage of revenues increased from 35.3% in the second quarter of 2004 to 36.3% in the second quarter of 2005.

     Selling and promotion expenses. Selling and promotion expenses increased
$2.4 million, or 37%, from $6.3 million in the second quarter of 2004 to $8.7 million in the second quarter of 2005. This increase was principally due to the direct costs required to generate leads for enrollment growth and the addition of admissions personnel, particularly at new campuses and at Strayer University
Online. These expenses as a percentage of revenues increased from 13.5% in the second quarter of 2004 to 15.7% in the second quarter of 2005, which was largely attributable to both marketing costs and staffing costs growing faster than tuition revenue as the Company continues to invest for growth.

     General and administration expenses. General and administration expenses increased $1.5 million, or 26%, from $5.6 million in the second quarter of 2004 to $7.1 million in the second quarter of 2005. This increase was principally due to higher compensation costs and higher bad debt expense, which increased $0.8 million and $0.3 million, respectively. General and administration expenses as a percentage of revenues increased to 12.8% in the second quarter of 2005 from
12.0% in the second quarter of 2004 primarily due to lower than expected revenues during the second quarter of 2005 being spread over the largely fixed costs of various centralized functions.

     Income from operations. Income from operations increased $1.1 million, or
6%, from $18.4 million in the second quarter of 2004 to $19.5 million in the second quarter of 2005 due to the aforementioned factors.

     Investment and other income. Investment and other income increased $0.4 million, or 100%, from $0.4 million in the second quarter of 2004 to $0.8 million in the second quarter of 2005. The increase was primarily attributable to an increase in investment yields.

         Provision for income taxes. Income tax expense increased $0.5 million, or 6%, from $7.3 million in the second quarter of 2004 to $7.8 million in the second quarter of 2005 primarily due to the increase in income before taxes discussed above. The Company's effective tax rate was 38.3% for the second quarter of 2005 compared to 39.1% for the second quarter of 2004. The decrease in the Company's effective tax rate is primarily attributable to the increase in the Company's investment income from tax-exempt funds.

         Net income. Net income increased $1.1 million, or 10%, from $11.4 million in the second quarter of 2004 to $12.5 million in the second quarter of
2005 because of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

         Revenues. Revenues increased 20% from $92.9 million in the six months ended June 30, 2004 to $111.4 million in the six months ended June 30, 2005, principally due to a 17% average increase in student enrollments and a 5%
tuition increase effective for 2005.

         Instruction and educational support expenses. Instruction and educational support expenses increased $6.8 million, or 21%, from $31.7 million in the six months ended June 30, 2004 to $38.5 million in the six months ended
June 30, 2005. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $2.8 million, $1.4 million, and $1.5 million, respectively. These expenses as a percentage of revenues increased from 34.1% in the six months ended June 30,
2004 to 34.6% in the six months ended June 30, 2005.

         Selling and promotion expenses. Selling and promotion expenses increased $4.9 million, or 40%, from $12.4 million in the six months ended June
30, 2004 to $17.3 million in the six months ended June 30, 2005. This increase was principally due to the direct costs required to generate leads for enrollment growth and the addition of admissions personnel, particularly at new campuses and at Strayer University Online. These expenses as a percentage of revenues increased from 13.3% in the six months ended June 30, 2004 to 15.5% in the six months ended June 30, 2005, which was largely attributable to both marketing costs and staffing costs growing faster than tuition revenue as the
Company continues to invest for growth.

         General and administration expenses. General and administration expenses increased $1.7 million, or 14%, from $11.9 million in the six months ended June 30, 2004 to $13.6 million in the six months ended June 30, 2005. This increase was principally due to higher bad debt expense, which increased $0.9 million. General and administration expenses as a percentage of revenues decreased to 12.2% in the six months ended June 20, 2005 from 12.8% in the six months ended June 30, 2004 primarily due to greater revenues being spread over the largely fixed costs of various centralized functions.

         Income from operations. Income from operations increased $5.1 million, or 14%, from $36.9 million in the six months ended June 30, 2004 to $42.0 million in the six months ended June 30, 2005 due to the aforementioned factors.

         Investment and other income. Investment and other income increased $0.7 million, or 106%, from $0.7 million in the six months ended June 30, 2004 to
$1.4 million in the six

months ended June 30, 2005. The increase was primarily attributable to an increase in investment yields and a higher average cash balance.

         Provision for income taxes. Income tax expense increased $2.1 million, or 14%, from $14.7 million in the six months ended June 30, 2004 to $16.8 million in the six months ended June 30, 2005 primarily due to the increase in income before taxes discussed above. The Company's effective tax rate was 38.7%
for the six months ended June 30, 2005 compared to 39.1% for the six months ended June 30, 2004. The decrease in the Company's effective tax rate is primarily attributable to the increase in the Company's investment income from tax-exempt funds.

         Net income. Net income increased $3.7 million, or 16%, from $22.9 million in the six months ended June 30, 2004 to $26.6 million in the six months ended 2005 because of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had cash, cash equivalents and marketable securities of $111.3 million compared to $122.8 million at December 31, 2004 and
$116.7 million at June 30, 2004. Most of the Company's excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company's principal risk and to benefit from the tax efficiency of the fund's underlying securities. As of June
30, 2005, the Company had a total of $25.7 million invested in the short-term tax-exempt bond fund. At June 30, 2005, the 431 issues in this fund had an average credit rating of AA+, an average maturity of 1.1 years and an average duration of 1.1 years, as well as an average yield to maturity of 2.7%. The
Company had no debt as of December 31, 2004 or June 30, 2005.

For the six months ended June 30, 2005, the Company generated $25.0 million net cash from operating activities compared to $25.6 million for the same period in
2004. The decrease is primarily attributable to higher net income offset by higher income tax payments.

Capital expenditures were $7.8 million for the six months ended June 30, 2005 compared to $4.4 million for the same period in 2004. For the six months ended
June 30, 2005, the Company paid $3.6 million in cash dividends to the Company's common stockholders. As a result of the conversion of the Company's remaining preferred stock into common stock in June 2004, no further preferred stock dividends are payable. During the six months ended June 30, 2005, the Company spent $25 million for the repurchase of approximately 278,800 shares of common stock at an average price of $89.67 per share, utilizing its remaining share repurchase authorization. In July 2005, the Company's Board of Directors
authorized an additional $25 million for the repurchase of common stock under the existing share repurchase program.

In the second quarter of 2005, bad debt expense as a percentage of revenue was
2.5% compared to 2.2% for the same period in 2004. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was eight days at the end of the first quarter of 2005, compared to nine days for the same period in 2004.

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

NEW CAMPUSES

The Company opened two new campuses for the spring term 2005 - one in
Greensboro, North Carolina and one in Columbia, South Carolina. The Company
recently opened one more new campus in Atlanta, Georgia, its third campus in that market, for fall term 2005. The Company has opened a total of five new campuses in 2005 and now has a total of 35 campuses.

TOTAL POTENTIAL SHARE ISSUANCE

The Company's total current and potential common shares outstanding are as follows (in thousands):



 Current
 -------

 Common shares issued and outstanding at 6/30/05 ....................              14,391
 Issued stock options using Treasury Stock Method ...................                 260
                                                                               -----------
       Total current ................................................              14,651
                                                                               -----------

 Potential
 ---------
 Total issued stock options, less options accounted for using
     the Treasury Stock Method above ................................                 822
 Authorized but unissued options.....................................                 549
                                                                               -----------
       Total potential ..............................................               1,371
                                                                               -----------
       Total current and potential common shares ....................              16,022
                                                                               ===========


                ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates decline. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2005, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

                         ITEM 4. CONTROLS AND PROCEDURES

a)   Disclosure Controls and Procedures. The Company's Chief Executive Officer
     and Chief Financial Officer have evaluated the effectiveness of the
     Company's disclosure controls and procedures as of June 30, 2005. Based upon such review, the Chief Executive Officer and Chief Financial Officer
     have concluded that the Company has in place, as of June 30, 2005, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities
     Exchange Act of 1934, as amended (the "Exchange Act"), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)   Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None

ITEM 2. CHANGES IN SECURITIES.

        During the quarter, the Company used $22.0 million, its remaining authorization, to repurchase shares of common stock under its repurchase program. The total amount authorized for share repurchases under this program was $65 million as of June 30, 2005. On July 26, 2005, the
        Company's Board of Directors amended the Company's share repurchase program to authorize the repurchase of an additional $25 million in value of the Company's common stock. A summary of the Company's share repurchases during the quarter is set forth below:



                                            Shares          Average Price        Authorization
                                         Repurchased          Per Share             ($ mil)
                                        ---------------     ---------------     ----------------

Beginning Balance (at 4/1/05)                                                         $22.0

   April                                          -                  -                    -

   May                                      198,488             $87.36                (17.3)

   June                                      52,750             $88.46                 (4.7)
                                           --------                                 -------

Total (at 6/30/05)                          251,238             $87.59               $   -
                                           ========                                 ========


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At the Annual Meeting of our Stockholders held on May 3, 2005, the following matters were submitted to a vote of our common stockholders:

Proposal

     1.   Election of Common Stock Directors:

                                               For            Withheld
                                               ---            --------

          Robert S. Silberman               13,886,309         98,916
          Dr. Charlotte F. Beason           13,938,504         46,721
          William E. Brock                  13,942,929         42,296
          David A. Coulter                  13,943,479         41,746
          Gary Gensler                      13,943,259         41,966
          Robert R. Grusky                  13,943,279         41,946
          Robert L. Johnson                 13,802,293        182,932
          Steven B. Klinsky                 13,943,582         41,643
          Todd A. Milano                    13,797,318        187,907
          G. Thomas Waite, III              13,938,807         46,418
          J. David Wargo                    13,801,790        183,435

     2.   Ratification of Appointment of PricewaterhouseCoopers LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2005:

             For              Against           Abstain
             ---              -------           -------

          13,912,395          70,911             1,919

     3.   Amendment to the Employee Stock Option Plan:

            For              Against           Abstain
            ---              -------           -------

          8,471,852          1,862,380        1,434,637

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS.

     31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act of 1933, as amended (the "Securities Act").

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

                             STRAYER EDUCATION, INC.

                             By: /s/ Mark C. Brown
                                 -----------------

                                  Mark C. Brown
                Senior Vice President and Chief Financial Officer

                               Date: July 28, 2005

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