Form 10-Q
period 2005-09-30
STRAYER EDUCATION INC
filed 2005-10-28
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [X]

As of October 21, 2005 there were outstanding 14,354,826 shares of Common Stock, par value $.01 per share, of the registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets at December 31, 2004 and September 30, 2005	3
	Unaudited Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2004 and 2005	4
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2004 and 2005	4
	Unaudited Condensed Consolidated Statements of Stockholders' Equity for the nine month periods ended September 30, 2004 and 2005	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2005	6
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II — OTHER INFORMATION
Item 2.	Changes in Securities	17
Item 6.	Exhibits	17
SIGNATURES		18
CERTIFICATIONS

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share data)

	December 31, 2004	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$97,004	$86,698
Marketable securities available for sale, at fair value	25,753	25,637
Income taxes receivable	—	2,792
Tuition receivable, net of allowances for doubtful accounts of $1,301 and $1,488 at December 31, 2004 and September 30, 2005, respectively	41,669	58,223
Student loans receivable, held for sale	29	—
Other current assets	3,679	3,712
Total current assets	168,134	177,062
Property and equipment, net	41,137	46,150
Restricted cash	500	500
Other assets	343	337
Total assets	$210,114	$224,049
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,971	$7,140
Accrued expenses	2,318	1,150
Income taxes payable	6,060	—
Unearned tuition	42,059	62,782
Total current liabilities	55,408	71,072
Deferred income taxes	1,077	214
Long-term liabilities	4,707	6,274
Total liabilities	61,192	77,560
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,669,487 and 14,344,826 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	147	144
Additional paid-in capital	140,943	111,406
Unearned compensation — restricted stock	—	(434)
Retained earnings	7,983	35,593
Accumulated other comprehensive income (loss)	(151)	(220)
Total stockholders’ equity	148,922	146,489
Total liabilities and stockholders’ equity	$210,114	$224,049

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
Revenues	$38,009	$47,087	$130,926	$158,489
Costs and expenses:
Instruction and educational support	14,889	18,084	46,613	56,575
Selling and promotion	9,159	13,009	21,564	30,325
General and administrative	6,124	6,422	18,041	20,037
Total costs and expenses	30,172	37,515	86,218	106,937
Income from operations	7,837	9,572	44,708	51,552
Investment and other income	376	686	1,058	2,091
Income before income taxes	8,213	10,258	45,766	53,643
Provision for income taxes	3,123	3,820	17,808	20,589
Net income	5,090	6,438	27,958	33,054
Preferred stock dividends and accretion	—	—	1,389	—
Net income available to common stockholders	$5,090	$6,438	$26,569	$33,054
Net income per share:
Basic	$0.35	$0.45	$1.99	$2.28
Diluted	$0.34	$0.44	$1.85	$2.23
Weighted average shares outstanding:
Basic	14,743	14,374	13,340	14,521
Diluted	15,021	14,637	15,092	14,792

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(Amounts in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
Net income	$5,090	$6,438	$27,958	$33,054
Other comprehensive income:
Unrealized gain (loss) on investments, net of taxes	49	(20)	(52)	(69)
Comprehensive income	$5,139	$6,418	$27,906	$32,985

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2003	10,703,395	$107	$59,838	$(26,918)	$(49)	$32,978
Exercise of stock options	335,416	3	11,945	—	—	11,948
Tax benefit from exercise of stock options	—	—	9,855	—	—	9,855
Issuance of common stock for redemption of preferred stock	3,977,120	40	96,166	—	—	96,206
Repurchase of common stock	(346,494)	(3)	(36,769)	—	—	(36,772)
Preferred stock dividends and accretion	—	—	—	(1,389)	—	(1,389)
Common stock dividends	—	—	—	(1,869)	—	(1,869)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(52)	(52)
Net income	—	—	—	27,958	—	27,958
Balance at September 30, 2004	14,669,437	$147	$141,035	$(2,218)	$(101)	$138,863

	Common Stock		Additional Paid-in Capital	Unearned Compensation- Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2004	14,669,487	$147	$140,943	$—	$7,983	$(151)	$148,922
Repurchase of common stock	(329,161)	(3)	(29,990)	—	—	—	(29,993)
Restricted stock grant	4,500	—	453	(434)	—	—	19
Common stock dividends	—	—	—	—	(5,444)	—	(5,444)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	—	(69)	(69)
Net income	—	—	—	—	33,054	—	33,054
Balance at September 30, 2005	14,344,826	$144	$111,406	$(434)	$35,593	$(220)	$146,489

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the nine months ended September 30,
	2004	2005
Cash flows from operating activities:
Net income	$27,958	$33,054
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred rent	442	127
Depreciation and amortization	3,971	4,944
Provision for student loan losses and indemnification	(182)	(98)
Deferred income taxes	(69)	(45)
Stock-based compensation	—	19
Changes in assets and liabilities:
Tuition receivable, net	(11,318)	(16,554)
Other current assets	(762)	133
Other assets	25	6
Accounts payable	908	1,935
Accrued expenses	(344)	(1,168)
Income taxes payable	6,271	(9,773)
Unearned tuition	12,807	20,723
Deferred lease incentives	582	1,531
Student loans originated	(1,088)	(673)
Collections on student loans receivable and held for sale	1,235	709
Net cash provided by operating activities	40,436	34,870
Cash flows from investing activities:
Purchases of property and equipment	(7,631)	(9,739)
Net cash used in investing activities	(7,631)	(9,739)
Cash flows from financing activities:
Common stock dividends paid..	(2,564)	(5,444)
Preferred stock dividends paid	(1,684)	—
Repurchase of common stock	(36,772)	(29,993)
Proceeds from exercise of stock options	11,949	—
Net cash used in financing activities	(29,071)	(35,437)
Net increase (decrease) in cash and cash equivalents	3,734	(10,306)
Cash and cash equivalents – beginning of period	82,089	97,004
Cash and cash equivalents – end of period	$85,823	$86,698
Non-cash transactions:
Purchases of property and equipment included in accounts payable	$367	$234

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of September 30, 2004 and 2005 is unaudited.

1. Basis of Presentation

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. (the Company), Strayer University, Inc. (the University) and Education Loan Processing, Inc. (ELP), collectively referred to herein as the ‘‘Company.’’

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of September 30, 2005 and for the three and nine months ended September 30, 2004 and 2005 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company.

The Company’s educational programs are offered on a quarterly basis. Approximately 96% of the Company’s revenues during the nine months ended September 30, 2005 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, textbook-related income and other income which are recognized when incurred.

Purchases of property and equipment and changes in accounts payable for the three and nine months ended September 30, 2004 and 2005 in the Unaudited Condensed Consolidated Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period. In 2004, non-cash transactions were included in these line items. This change in classification had no impact on net increase (decrease) in cash and cash equivalents, and is immaterial to prior periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form10-K for the fiscal year ended December 31, 2004.

2.    Nature of Operations

The Company, a Maryland corporation, conducts its operations through its subsidiaries. The University is a regionally accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 35 campuses (excluding two new campuses opening in the fourth quarter 2005 for winter term 2006 enrollment) in 8 states and Washington, D.C. in the eastern United States and worldwide via the Internet through Strayer University Online. ELP originates student loans for the University's students, which loans are held for sale.

3.    Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At September 30, 2005, the Company had 302,083 issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to compute net income per share:

	For the three months ended September 30,		For the nine months ended September 30,
	(in thousands)		(in thousands)
	2004	2005	2004	2005
Weighted average shares outstanding used to compute basic net income per share	14,743	14,374	13,340	14,521
Incremental shares issuable upon the assumed conversion of preferred stock	—	—	1,398	—
Incremental shares issuable upon the assumed exercise of stock options	278	263	354	271
Shares used to compute diluted net income per share	15,021	14,637	15,092	14,792

Set forth below is a reconciliation of net income used to compute net income per share:

	For the three months ended September 30,		For the nine months ended September 30,
	(in thousands)		(in thousands)
	2004	2005	2004	2005
Net income available to common stockholders used to compute basic earnings per share	$5,090	$6,438	$26,569	$33,054
Plus: Impact of assumed preferred stock conversion:
Preferred stock dividends and accretion	—	—	1,389	—
Net income used to compute diluted net income per share	$5,090	$6,438	$27,958	$33,054

4.    Credit Facilities

The Company maintains two credit facilities from two banks in the amount of $10 million each. Interest on any borrowings under the facilities will accrue at an annual rate of 0.75% above the London Interbank Offered Rate. There was no outstanding balance and there are no fees payable on either facility as of September 30, 2005.

5.    Stockholders’ Equity

Common Stock

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2004 and September 30, 2005, the Company had 14,669,487 and 14,344,826 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2005, the Company is increasing the annual common stock cash dividend from $0.50 per share to $1.00 per share, or $0.25 per share quarterly.

Stock Options and Restricted Stock

In July 1996, the Company’s stockholders approved 1,500,000 shares of common stock for grants under the Company’s 1996 Stock Option Plan. This Plan was amended by the stockholders at the May 2001 Annual Stockholders’ Meeting and at the May 2005 Annual Stockholders’ Meeting to increase the shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively (as amended, the ‘‘Plan’’). A total of 3,000,000 shares have been approved for grants under the Plan. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options and restricted stock to employees, officers and directors of the Company. Options and restricted stock may be granted to eligible employees, officers or directors of the Company at the discretion of the

Board of Directors. Vesting provisions are also at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years.

The table below sets forth the stock option activity for the nine months ended September 30, 2005:

	Number of shares	Weighted- Average Exercise Price
Balance, December 31, 2004	854,584	$49.22
Grants	277,083	103.04
Exercises	—	—
Forfeitures	—	—
Balance, September 30, 2005	1,131,667	$62.40

Of the 1,131,667 total stock options that have been issued and remain outstanding, 649,580 are exercisable as of September 30, 2005. As of September 30, 2005, the weighted average contractual life of outstanding stock options is 3.8 years.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
In thousands (except per share data)
Net income	$5,090	$6,438	$27,958	$33,054
Stock-based compensation expense, net of tax	472	921	1,746	2,099
Pro forma net income	$4,618	$5,517	$26,212	$30,955
Net income available to common stockholders	$5,090	$6,438	$26,569	$33,054
Stock-based compensation expense, net of tax	472	921	1,746	2,099
Pro forma net income available to common stockholders	$4,618	$5,517	$24,823	$30,955
Net income per share:
As reported:
Basic	$0.35	$0.45	$1.99	$2.28
Diluted	$0.34	$0.44	$1.85	$2.23
Pro forma:
Basic	$0.31	$0.38	$1.86	$2.13
Diluted	$0.31	$0.37	$1.74	$2.08

The table below sets forth the assumptions used to estimate fair value as of the date of grant using the Black-Scholes option pricing model:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
Dividend yield	0.24%	0.48%	0.24%	0.48%
Risk-free interest rate	3.78%	3.99%	3.82%	3.90%
Volatility	34.0%	34.0%	34.5%	34.0%
Expected option term (years)	6.1	6.1	6.1	6.1
Weighted average fair value	$37.20	$32.50	$45.14	$39.61

The table below sets forth the restricted stock activity for the nine months ended September 30, 2005:

	Number of shares	Weighted- Average Grant Price
Outstanding grants at December 31, 2004	—	—
New shares granted	4,500	$100.58
Shares vested	—	—
Shares forfeited	—	—
Outstanding grants at September 30, 2005	4,500	$100.58

A total of 494,489 shares were authorized but unissued under the Plan as of September 30, 2005.

6.    Investments in Marketable Securities

Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the fund’s underlying securities. As of September 30, 2005, the Company had a total of $25.6 million invested in the short-term tax-exempt bond fund. The investments are considered ‘‘available-for-sale’’ as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

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

8.    Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2004 and September 30, 2005, the Company had deferred lease incentives of $2,669,000 and $3,663,000, respectively.

Deferred lease incentives for the nine months ended September 30, 2004 have been reclassified in the Unaudited Condensed Consolidated Statements of Cash Flows to conform to the September 30, 2005 presentation. Prior to 2005, deferred lease incentives were classified as a financing activity in the Unaudited Condensed Consolidated Statements of Cash Flows and are now classified as an operating activity. This change in classification had no impact on net increase (decrease) in cash and cash equivalents, and is immaterial to prior periods.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, "Accounting for Operating Leases with Schedule Rent Increases", the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2004 and September 30, 2005, the Company had deferred lease obligations of $1,823,000 and $2,487,000, respectively.

Indemnification on the Sale of Student Loans

In 2003, the Company sold substantially all of its student loan portfolio to a national student loan marketing organization. Under the terms of the Indemnification Agreement, the Company has indemnified the purchaser of the student loans for claims that may arise due to loan documentation, regulatory compliance, and loan servicing for the student loans that were sold. As of December 31, 2004 and September 30, 2005, the Company had recorded a liability of $215,000 and $124,000 respectively, for the indemnification.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

Certain of the statements included in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (the ‘‘Reform Act’’). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state and regional regulatory requirements, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission (the ‘‘SEC’’ or ‘‘Commission’’). The Company undertakes no obligation to update or revise forward looking statements.

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

Results of Operations

In the third quarter of 2005, the Company generated $47.1 million in revenues, a 24% increase compared to the same period in 2004, primarily as a result of average enrollment growth of 22%. Income from operations was $9.6 million for the third quarter of 2005, an increase of 22% compared to the same period in 2004. Net income was $6.4 million, an increase of 26% in the third quarter of 2005 compared to the same period in 2004. Earnings per diluted share was $0.44 for the third quarter of 2005 compared to $0.34 for the same period in 2004.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Enrollment. Enrollment at Strayer University for the 2005 summer term increased 22% to 20,757 students compared to 17,028 for the same term in 2004. For the 2005 summer term, as compared to the 2004 summer term, Strayer University’s rate of growth of continuing students was 21%, and its rate of growth of new students was 27%. Out-of-area online students increased 47%, while students taking 100% of their classes at Strayer University Online (including campus based students) increased 33%. The total number of students taking any courses online (including students at brick and mortar campuses taking at least one online course) in the 2005 summer term increased to 14,137.

Revenues. Revenues increased 24% from $38.0 million in the third quarter of 2004 to $47.1 million in the third quarter of 2005, principally due to a 22% increase in student enrollments. Although tuition increased 5% in 2005, revenue per student increased 1.6%, impacted by a mix shift to graduate students who, on average, take fewer classes than undergraduate students.

Instruction and educational support expenses. Instruction and educational support expenses increased $3.2 million, or 21%, from $14.9 million in the third quarter of 2004 to $18.1 million in the third quarter of 2005. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $1.1 million, $0.7 million, and $0.7 million, respectively. These costs as a percentage of revenues decreased from 39.2% in the third quarter of 2004 to 38.4% in the third quarter of 2005 as revenue grew at a higher rate.

Selling and promotion expenses. Selling and promotion expenses increased $3.8 million, or 42.0%, from $9.2 million in the third quarter of 2004 to $13.0 million in the third quarter of 2005. This increase was principally due to the direct costs required to generate leads for enrollment growth and the addition of admissions personnel, particularly at new campuses and at Strayer University Online. These expenses as a percentage of revenues increased from 24.1% in the third quarter of 2004 to 27.6% in the third quarter of 2005, which was largely attributable to both marketing costs and staffing costs growing faster than tuition revenue as the Company continues to invest for growth.

General and administration expenses. General and administration expenses increased $0.3 million, or 4.9%, from $6.1 million in the third quarter of 2004 to $6.4 million in the third quarter of 2005. This increase was principally due to higher bad debt expense, which increased $0.2 million, although it remained steady at 2.5% as a percentage of revenues. General and administration expenses as a percentage of revenues decreased to 13.6% in the third quarter of 2005 from 16.1% in the third quarter of 2004 primarily due to higher than expected revenues during the third quarter of 2005 being spread over the largely fixed costs of various centralized functions.

Income from operations. Income from operations increased $1.8 million, or 22%, from $7.8 million in the third quarter of 2004 to $9.6 million in the third quarter of 2005 due to the aforementioned factors.

Investment and other income. Investment and other income increased $0.3 million, or 82%, from $0.4 million in the third quarter of 2004 to $0.7 million in the third quarter of 2005. The increase was primarily attributable to an increase in investment yields.

Provision for income taxes. Income tax expense increased $0.7 million, or 22%, from $3.1 million in the third quarter of 2004 to $3.8 million in the third quarter of 2005 primarily due to the increase in income before taxes discussed above. The Company’s effective tax rate was 37.2% for the third quarter of 2005 compared to 38.0% for the third quarter of 2004. The decrease in the Company’s effective tax rate is attributable to the increase in the Company’s investment income from tax-exempt funds and to the finalization of the Company’s 2004 income tax returns.

Net income. Net income increased $1.3 million, or 26%, from $5.1 million in the third quarter of 2004 to $6.4 million in the third quarter of 2005 because of the factors discussed above.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Enrollment. Average enrollment at Strayer University for the first three quarters of 2005 increased 18% to 22,768 students compared to 19,273 students for the same period in 2004.

Revenues. Revenues increased 21% from $130.9 million in the nine months ended September 30, 2004 to $158.5 million in the nine months ended September 30, 2005, principally due to an 18% increase in average student enrollments. Although tuition increased 5% in 2005, average revenue per student increased 2.5%, impacted by a mix shift to graduate students who, on average, take fewer classes than undergraduate students.

Instruction and educational support expenses. Instruction and educational support expenses increased $10.0 million, or 21%, from $46.6 million in the nine months ended September 30, 2004 to $56.6 million in the nine months ended September 30, 2005. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $3.8 million, $2.1 million, and $2.2 million, respectively. These expenses as a percentage of revenues increased slightly from 35.6% in the nine months ended September 30, 2004 to 35.7% in the nine months ended September 30, 2005.

Selling and promotion expenses. Selling and promotion expenses increased $8.7 million, or 41%, from $21.6 million in the nine months ended September 30, 2004 to $30.3 million in the nine months ended

September 30, 2005. This increase was principally due to the direct costs required to generate leads for enrollment growth and the addition of admissions personnel, particularly at new campuses and at Strayer University Online. These expenses as a percentage of revenues increased from 16.5% in the nine months ended September 30, 2004 to 19.1% in the nine months ended September 30, 2005, which was largely attributable to both marketing costs and staffing costs growing faster than tuition revenue as the Company continues to invest for growth.

General and administration expenses. General and administration expenses increased $2.0 million, or 11%, from $18.0 million in the nine months ended September 30, 2004 to $20.0 million in the nine months ended September 30, 2005. This increase was principally due to higher bad debt expense, which increased $1.1 million. General and administration expenses as a percentage of revenues decreased to 12.6% in the nine months ended September 30, 2005 from 13.8% in the nine months ended September 30, 2004 primarily due to greater revenues being spread over the largely fixed costs of various centralized functions.

Income from operations. Income from operations increased $6.9 million, or 15%, from $44.7 million in the nine months ended September 30, 2004 to $51.6 million in the nine months ended September 30, 2005 due to the aforementioned factors.

Investment and other income. Investment and other income increased $1.0 million, or 98%, from $1.1 million in the nine months ended September 30, 2004 to $2.1 million in the nine months ended September 30, 2005. The increase was primarily attributable to an increase in investment yields.

Provision for income taxes. Income tax expense increased $2.8 million, or 16%, from $17.8 million in the nine months ended September 30, 2004 to $20.6 million in the nine months ended September 30, 2005 primarily due to the increase in income before taxes discussed above. The Company’s effective tax rate was 38.4% for the nine months ended September 30, 2005 compared to 38.9% for the nine months ended September 30, 2004. The decrease in the Company’s effective tax rate is primarily attributable to the increase in the Company’s investment income from tax-exempt funds.

Net income. Net income increased $5.1 million, or 18%, from $28.0 million in the nine months ended September 30, 2004 to $33.1 million in the nine months ended September 30, 2005 because of the factors discussed above.

Liquidity and Capital Resources

At September 30, 2005, the Company had cash, cash equivalents and marketable securities of $112.3 million compared to $122.8 million at December 31, 2004 and $111.7 million at September 30, 2004. Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the fund’s underlying securities. As of September 30, 2005, the Company had a total of $25.6 million invested in the short-term tax-exempt bond fund. At September 30, 2005, the 395 issues in this fund had an average credit rating of Aa1, an average maturity of 1.1 years and an average duration of 1.0 years, as well as an average yield to maturity of 2.8%. The Company had no debt as of December 31, 2004 or September 30, 2005.

For the nine months ended September 30, 2005, the Company generated $34.9 million net cash from operating activities compared to $40.4 million for the same period in 2004. Included in the $40.4 million net cash from operating activities generated in 2004 is approximately $13 million in tax benefits resulting from stock option exercises and from investment incentives, neither of which was available in the nine months ended September 30, 2005.

Capital expenditures were $9.7 million for the nine months ended September 30, 2005 compared to $7.6 million for the same period in 2004. For the nine months ended September 30, 2005, the Company paid $5.4 million in cash dividends to the Company’s common stockholders. As a result of the conversion of the Company’s remaining preferred stock into common stock in June 2004, no further preferred stock dividends are payable.

During the nine months ended September 30, 2005, the Company spent $30 million for the repurchase of 329,161 shares of common stock at an average price of $91.12 per share. The Company’s remaining authorization for common stock repurchases was $20 million at September 30, 2005. On October 25, 2005, the Company’s Board of Directors amended the share repurchase program to authorize the repurchase of an additional $20 million in value of the Company’s common stock over the next 14 months. As a result, the total remaining amount authorized for share repurchases under this program was $40 million as of October 25, 2005.

In the third quarter of 2005, bad debt expense as a percentage of revenue was 2.5%, unchanged from the same period in 2004. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, decreased to eight days at the end of the third quarter of 2005, compared to nine days at the end of the same period in 2004.

Currently, the Company invests its cash in bank overnight deposits, money market funds and a short-term tax-exempt bond fund. In addition, the Company has available two $10 million credit facilities from two banks. There have been no borrowings by the Company under these credit facilities and there are no fees payable under either facility. The Company believes that existing cash, cash equivalents, and marketable securities, cash generated from operating activities, and if necessary, cash borrowed under the credit facilities, will be sufficient to meet the Company’s requirements for at least the next 12 months.

New Campuses

The Company opened one new campus for 2005 fall term in Atlanta, Georgia, its third campus in that market. Also, the Company intends to open eight new campuses in 2006. Of the planned eight campus openings, two are under construction in preparation for a winter term 2006 opening. One campus is in downtown Philadelphia, Pennsylvania, the Company’s fourth campus in that metropolitan area, and the other is in Wilmington, Delaware, the Company’s first campus in that state.

Fiscal Year 2003 Cohort Default Rate

During the third quarter of 2005, the Company received notification from the U.S. Department of Education that its Cohort Default Rate for fiscal year 2003 (the most recent annual period for which data is available) had declined to 2.7% from 3.7% for the fiscal year 2002.

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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2005, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

ITEM 4. CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of September 30, 2005, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

None

Item 2.    Changes in Securities.

On July 26, 2005, the Company’s Board of Directors amended the Company’s share repurchase program to authorize the repurchase of an additional $25 million in value of the Company’s common stock. During the quarter, the Company used $5 million to repurchase shares of common stock under its repurchase program. The total remaining amount authorized for share repurchases under this program was $20 million as of September 30, 2005. A summary of the Company’s share repurchases during the quarter is set forth below:

	Shares Repurchased	Average Price Per Share	Authorization ($ mil)
Beginning Balance (at 7/1/05)			—
July	—	—	25.0
August	29,665	$98.96	(2.9)
September	20,726	$99.38	(2.1)
Total (at 9/30/05)	50,391	$99.13	20.0

On October 25, 2005, the Company's Board of Directors amended the Company's share repurchase program to authorize the repurchase of an additional $20 million in value of the Company's common stock. The total remaining amount authorized for share repurchases was $40 million as of October 25, 2005.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

None

Item 6.    Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act of 1933, as amended (the ‘‘Securities Act’’).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this statement is being signed by a duly authorized officer of the Registrant and in the capacity as the principal financial officer.

STRAYER EDUCATION, INC.

By:        /s/ Mark C. Brown

Mark C. Brown
Senior Vice President and Chief Financial Officer

Date: October 28, 2005

Exhibit Index

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002