Form 10-K
period 2005-12-31
STRAYER EDUCATION INC
filed 2006-03-15
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
COMMON STOCK, $.01 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: [X] Yes [    ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: [    ] Yes [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act:

[X] Large accelerated filer        [    ] Accelerated filer        [    ] Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). [    ] Yes [X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion.

The total number of shares of common stock outstanding as of January 31, 2006 was 14,292,249.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2006 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2005 fiscal year) are incorporated by reference into Part III of this Report.

STRAYER EDUCATION, INC.

FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

This document and the documents incorporated by reference herein include ‘‘forward-looking statements,’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’) and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), including, in particular, the statements about our plans, strategies and prospects under the headings ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Business.’’ We have typically used the words ‘‘may,’’ ‘‘will,’’ ‘‘expect,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘intend’’ and similar expressions in this document and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to many risks, uncertainties and assumptions, including, among other things:

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

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the headings ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Business,’’ could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Item 1A below and elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements.

Item 1. Business

Overview

Our company is a for-profit post-secondary education services corporation. Our mission is to make high quality, post-secondary education achievable and convenient for working adults in today’s economy. We work to fulfill this mission by offering a variety of academic programs through our wholly-owned subsidiary Strayer University, Inc., both in traditional classroom courses and through Strayer University Online. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of higher education opportunities.

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, and public administration at 37 physical campuses (including two new campuses opened for the 2006 winter term in Philadelphia, PA and Wilmington, DE) in Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Georgia, Tennessee and Florida. As of December 31, 2005, we had more than 27,000 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (‘‘Middle States’’), one of the six regional collegiate accrediting agencies recognized by the U.S. Secretary of Education. Strayer University is committed to providing access to higher education to working adult students. It attracts students from around the country and throughout the world. As part of its program offering, the University also offers classes via the Internet through Strayer University Online, providing its working adult students a flexible and convenient program offering over the Internet.

We have experienced significant organic growth through new campus openings and geographic expansion over the last several years. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C., to 37 campuses in nine states and Washington, D.C. Our goal is to serve the demand for adult education by opening new campuses in the promising areas in those states in which we currently operate physical campuses and by expanding into contiguous states that exhibit strong demand for adult education in business and computer programs. We have opened 23 of our campuses since the beginning of 2001 and currently plan to open eight campuses in 2006. We have also developed a robust online education program. Since receiving regulatory approval to offer our degree programs through Strayer University Online in 1997, our online programs have experienced rapid growth, with over 18,000 students enrolled in at least one class through Strayer University Online during the 2005 fall term.

In connection with our recapitalization in May 2001, we hired a new senior management team, made significant investments in information technology infrastructure to support planned growth in our online programs, and embarked on a diligent program to open new campuses in areas where there is a strong demand for adult education. As a result of these efforts, between 2000 and 2005 the rate of growth in our revenues was 23% on a compound annual basis, as our revenues increased from $78.2 million in 2000 to $220.5 million in 2005. During the same period, diluted earnings per share grew at a compound annual rate of 18%, as we continued to invest heavily in our various initiatives to serve working adult students. For more information relating to our revenues, profits and total assets, please refer to ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Industry Background and Outlook

The market for post-secondary education is large, growing and highly fragmented. The U.S. Bureau of Labor Statistics has reported that approximately 60 million working adults in the United States do not have more than a high school education and approximately 32 million people have some college experience but no degree. We believe that the demand for career-oriented, post-secondary education will continue to increase during the next several years as a result of demographic, economic and social trends, including:

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

The adult education market is a significant and growing component of the post-secondary education market. We believe that the market for post-secondary adult education should continue to increase as working adults seek additional education and training to update and improve their skills in order to enhance their earnings potential and to keep pace with the increasing demands of a knowledge-based economy. In addition, we believe that many working adults will seek regionally accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional, family and personal obligations.

In addition to Strayer, there are currently eight other major public companies operating in the post-secondary education market in which we operate. There are also numerous smaller private and some public companies operating in the post-secondary market.

Company Strengths

We have a 114-year operating history and a track record of providing practical and convenient education programs for working adults. We believe the following strengths position us to capitalize on the growing demand for post-secondary education among working adults:

•	Consistent operating history. We have been in continuous operation since 1892 and have demonstrated an ability to operate consistently and grow profitably. Our enrollment and revenue have grown each year since our initial public offering in 1996.

•	Practical and diversified curricula. We offer core curricula in stable, high-demand areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our working adult students and their employers by regularly refining and updating our existing educational programs. Additionally, we replicate programs that are successful in a given campus at additional locations throughout our network of campuses. Strayer University currently offers 68 different degree, diploma and certificate programs, including emphases and concentrations, to its students.

•	Focus on working adults pursuing degree programs. We focus on helping working adults pursue college degrees in order to advance their career and employment opportunities. We believe this is an attractive market within the post-secondary education sector due to (1) the growing number of adult students enrolling in post-secondary education programs and (2) the highly motivated nature of adult students given the personal sacrifices and time commitments required to attend class while balancing their busy schedules. We consider adult students to be our primary customers, with the various business and government organizations that provide tuition assistance to their employees as our secondary customers. With this focus on the customer, regardless of whether they choose to take classes at a physical campus or online, we have only one reporting segment. In addition, we believe that the structure of our curriculum featuring associate, bachelor’s and graduate-level degree programs encourages students to continue their education and results in extended periods of student enrollment which positively impacts the visibility and predictability of our future revenues. Approximately 93% of our students were enrolled in degree programs for the 2005 fall term.

•	Flexible program offerings. We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year or asynchronously through Strayer University Online. During the fall 2005 quarter, most of the courses we offered were night or weekend courses excluding asynchronous online classes. Additionally, we developed Strayer University Online to enable students to pursue a degree partially or entirely online, thereby increasing the convenience, accessibility and flexibility of our educational programs. Approximately 66% of our students enrolled for the 2005 fall term were taking at least one course through Strayer University Online. We believe that these flexible offerings distinguish us from many traditional universities that currently do not effectively address the special requirements of working adults.

•	Attractive and convenient campus locations. Our campuses are located in growing metropolitan areas in the mid-Atlantic and Southern regions where there are large populations of working adults with demographic characteristics similar to those of our typical students. Strayer University’s campuses are attractive and modern, offering conducive learning environments in convenient locations.

•	Established brand name and alumni support. With a 114-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional recruitment opportunities for students. Strayer University was ranked in the Washington Business Journal’s 2004 Book of Lists for having the second largest enrollment in graduate business and management programs in the Washington, D.C., metropolitan area.

•	Strong owner-oriented management team. In connection with our May 2001 recapitalization, we developed a new growth strategy and hired a new senior management team in March 2001 to implement this strategy. As described below, under the leadership of Robert S. Silberman, our Chairman and Chief Executive Officer, we have embarked on various initiatives to serve the working adult market by expanding our campuses and developing an online learning platform. In addition, our senior officers have made investments in Strayer through outright share purchases in addition to their option grants.

Company Strategy

Our goal is to be a leading, nationwide provider of high quality post-secondary education programs for working adults primarily in the areas of business administration, accounting and information technology. We have identified the following factors as key to executing our growth strategy:

•	Maintain stable enrollment in our mature markets. At December 31, 2005, we had 20 mature campuses (those in operation for more than three years) out of a total number of 37 campuses (including two new campuses opened for the 2006 winter term in Philadelphia, PA and Wilmington, DE). Over the last five years, average enrollment at our mature campuses has remained stable, while tuition has increased approximately 5% per year. Our goal is to maintain stable campus enrollments in our mature markets, while increasing revenues by continuing market-based tuition increases.

•	Open new campuses. Our goal is to open new campuses every year by filling out the promising areas in those states in which we currently operate physical campuses and by expanding into contiguous states that exhibit strong demand for adult education in business and computer programs. We believe this strategy will leverage our existing investment in curriculum, management and marketing infrastructure.

Since our initial public offering in 1996, we have grown from eight campuses to 37 campuses while expanding into nine states and Washington, D.C. The Company has opened 23 new campuses since the beginning of 2001. These campuses are set forth in the table below:

New Campuses Opened
(since the beginning of 2001)

2001

Owings Mills, Maryland
Chesapeake, Virginia
Newport News, Virginia

2002

Charlotte, North Carolina (North)
Charlotte, North Carolina (South)
Cary, North Carolina

2003

Memphis, Tennessee (Thousand Oaks Campus)
Nashville, Tennessee
Raleigh, North Carolina
Philadelphia, Pennsylvania (Lower Bucks Campus)
Philadelphia, Pennsylvania (Delaware County Campus)

2004

Greenville, South Carolina
Memphis, Tennessee (Shelby Oaks Campus)
Atlanta, Georgia (Cobb County Campus)
Atlanta, Georgia (Chamblee Campus)
Philadelphia, Pennsylvania (King of Prussia Campus)

2005

Tampa, Florida (East)
Tampa, Florida (West)
Greensboro, North Carolina
Columbia, South Carolina
Atlanta, Georgia (Morrow Campus)

2006

Wilmington, Delaware
Philadelphia, Pennsylvania (Center City Campus)

In 2006, we plan to open eight new campuses. Two of the new campuses – Wilmington, Delaware and Philadelphia, Pennsylvania – are listed in the table above. Another two of the eight new campuses will be in Pittsburgh, Pennsylvania and will both be opening for spring term enrollment. The locations of the remaining four campuses to be opened this year are now being determined.

We continue to apply to operate in other states adjacent to our current operating region and expect to pursue approvals in those states and open campuses in favorable demographic locations in such states as part of our multi-year expansion plan.

•	Expand Strayer University Online. We actively market Strayer University Online to U.S. students throughout all 50 states and to international students on a global basis. Strayer University Online has demonstrated its success with both asynchronous (‘‘on demand’’) and synchronous (‘‘real time’’) course offerings that are favored by working adult students because of their quality and convenience. We believe that the added flexibility of being able to offer both traditional and online courses allows us to better serve our working adult students. Due to the convenience and flexibility of online teaching, particularly in the asynchronous format, this medium has rapidly grown in acceptance and is expected to continue to enjoy rapid growth. There were over 18,000 students taking at least one online course for the 2005 fall term. We intend to make additional investments in Strayer University Online to support the continued strong growth in this area.

•	Develop corporate/institutional alliances. We believe we are well positioned to pursue significant opportunities in the large corporate/institutional market. Our convenient evening, weekend and online courses provide an attractive solution for the education and training needs of employers and their employees. We currently have employer agreements or billing arrangements of various types with many corporations and government organizations, including AT&T, FedEx Inc., Lockheed Martin, Northrop Grumman, SAIC, Sodexho USA, UPS, United States Postal Service, Verizon, Verizon Wireless and Wachovia. We are actively working with other corporations and institutions to increase the number of such arrangements and to further develop existing relationships. These relationships, once established, provide an ongoing source of new and continuing students obtained at lower marketing costs.

•	Optimize the use of stockholders’ capital. We periodically evaluate opportunities to acquire other providers of post-secondary education. We compare potential acquisitions to other alternative uses of our capital (including but not limited to organic growth alternatives, share repurchases and special or increased dividends) in terms of return on capital and enhancing shareholder value. In 2005, we repurchased shares of our common stock and increased our common stock dividend. We have no current commitments with regard to potential acquisitions.

Strayer University

Curriculum

Strayer University offers information technology and business-oriented curricula to equip students with specialized and practical knowledge and skills for careers in business, industry and government. Our Academic Curriculum Committee periodically reviews and revises the University’s course offerings to improve the educational programs and respond to competitive changes in job markets. In 1993, Strayer University formed a Curriculum Advisory Board. The composition of the Curriculum Advisory Board varies over time, but typically consists of Strayer University faculty and representatives from private and government employers. The Curriculum Advisory Board supports the program evaluation process. Strayer University uses advice from the Curriculum Advisory Board to make decisions about curriculum development, resource allocation and faculty appointments. We regularly evaluate new programs and degrees to ensure that we stay current with the needs of our students and their employers.

Strayer University offers programs in the following areas:

Graduate Programs	Undergraduate Programs
• Master of Business Administration (M.B.A.) Degree	•Bachelor of Science (B.S.) Degree
• Master of Education (M.Ed.) Degree	Accounting Computer Information Systems Computer Networking Database Technology Economics International Business Internetworking Technology
• Master of Health Services Administration (M.H.S.A.) Degree
• Master of Public Administration (M.P.A.) Degree
•Bachelor of Business Administration (B.B.A.) Degree*
• Master of Science (M.S.) Degree	•Associate in Arts (A.A.) Degree
Communications Technology Information Systems Management Information Systems Professional Accounting	Accounting
            Acquisition and Contract Management
            Business Administration
            Computer Information Systems
            Computer Networking
            Database Technology
            Economics
            General Studies
            Internetworking Technology
Marketing
•Executive Graduate Certificate Programs	•Diploma Programs
Business Administration Computer Information Systems Professional Accounting	Accounting Acquisition and Contract Management Computer Information Systems Internetworking Technology Network Security Web Development
•Undergraduate Certificate Programs
Accounting Business Administration Computer Information Systems

*	In 2004, Strayer University was authorized to change the name of the degree from Bachelor of Science in Business Administration (BSBA) to Bachelor of Business Administration (BBA). This name change became effective throughout the University in winter 2005. However, to ensure a smooth transition from BSBA to BBA, all students who completed their BSBA requirements beginning fall 2004 will receive BBA degrees.

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

Strayer University structures its curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree. For example, a student originally pursuing a diploma in computer information systems can extend his or her original educational objective by taking additional courses leading to an associate’s degree in computer information systems, a bachelor’s degree in computer information systems, and ultimately a master’s degree in information systems. This curriculum design provides students a level of competency and a measure of attainment in the event they interrupt their education or choose to work in their field of concentration prior to obtaining their final degree.

Strayer University Online

In August 1997, we began operating Strayer University Online. Through Strayer University Online, the University offers courses and degree programs via the Internet using both synchronous (‘‘real time’’) and asynchronous (‘‘on demand’’) approaches to online learning. The asynchronous format was first introduced by the University in the summer 2001 quarter and has grown rapidly due to increasing demand. Students may take all of their courses solely through Strayer University Online or may take online courses as a supplement to traditional, site-based courses. A student taking classes through Strayer University Online has the same admission and financial aid requirements, policies and procedures and receives the same student services as other Strayer University students. Tuition for Strayer University Online courses is the same as for campus courses. During the fall 2005 quarter, Strayer University had over 18,000 students participating in its online programs, approximately 15,000 of whom took classes solely through Strayer University Online.

Faculty

Strayer University seeks to appoint faculty who hold appropriate academic credentials, are dedicated, active professionals in their field and are enthusiastic and committed to teaching working adults. In accordance with our educational mission, the University faculty focuses its efforts on teaching. The normal course load for a full-time faculty member is four courses per quarter for each of three quarters, or 12 courses per academic year. Strayer University requires full-time faculty members to provide eight hours per week of student academic counseling.

We provide financial support for faculty members seeking to update their skills and knowledge. Strayer University maintains a tuition plan that typically reimburses instructors enrolled in advanced degree programs for 75% of the tuition for one new course per term when taken at institutions other than Strayer. Full-time faculty receive a 90% discount for all Strayer courses. The University also conducts annual in-house faculty workshops in each discipline. We believe that our dedicated and capable faculty is one of the keys to our success.

Organization of Strayer University

Strayer University organizes its academic programs and administrative operations on a regional and campus basis. The University's annual financial budget and overall academic and business decisions are directed by its Board of Trustees. The Board of Trustees consists of Robert S. Silberman, Chairman of the Board of Trustees, Dr. J. Chris Toe, the current University President, and eight independent, non-management members. The current Board of Trustees members are listed below:

Board of Trustees

Mr. Robert S. Silberman	Mr. Silberman is the Chairman of the Board of Trustees. He is also the Chairman of the Board of Directors of Strayer Education, Inc. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

Dr. Donald R. Stoddard	Dr. Stoddard is the Vice Chairman of the Board of Trustees. He served as President of Strayer University from 1997 to 2002 and has served as a member of the Board of Trustees since 1996. His background includes university teaching, higher education administration, and a Fulbright Lectureship in Romania. Dr. Stoddard holds a bachelor’s degree in business administration and a master’s degree in English, both from Northeastern University. He also holds a doctorate in English from the University of Pennsylvania.

Mr. Daniel R. Abbasi	Daniel R. Abbasi joined the Board of Trustees in 2005. He is Associate Dean of the Yale School of Forestry and Environmental Studies. Mr. Abbasi previously worked at Kaplan, Inc., where he held various positions including General Manager of Kaplan Professional Schools Online, Vice President of Business and Product Development and President of the School of Information Technology. He has also held management positions with Etrana, Inc., Time Warner, the U.S. Environmental Protection Agency and the Stanford Center on Conflict and Negotiations. Mr. Abbasi holds a bachelor’s degree in government and an MBA, both from Harvard University. Mr. Abbasi also holds a master’s degree in political science from Stanford University.

Dr. Charlotte F. Beason	Dr. Beason has been a member of the Board of Trustees since 1996. She has extensive experience in education, distance learning, and the accreditation of education programs. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

Mr. Roland Carey	Mr. Carey has served as a member of the Board of Trustees since 1990. He served 23 years as a U.S. Army Officer in the specialties of Air Defense Missile Evaluation and Military Education. He retired in 1986 as a Lieutenant Colonel. Mr. Carey served 11 years as a mathematics instructor and as an Intervention Program Coordinator with Fairfax County Public Schools. Mr. Carey holds a bachelor’s degree in mathematics from Florida A&M University and a master’s degree in educational leadership from George Mason University.

Mr. Todd A. Milano	Mr. Milano has served on the Board of Trustees since 1992 and has over 25 years of experience in post-secondary education. Since 1989 he has served as President of Central Pennsylvania College near Harrisburg, Pennsylvania. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

Dr. Peter D. Salins	Dr. Salins has served on the Board of Trustees since 2002. As Provost and Vice Chancellor for Academic Affairs, he is the chief academic officer for the State University of New York system. Appointed in January 1997, Dr. Salins also serves on the Board of Directors of the Research Foundation of the State University of New York, a support organization for sponsored programs conducted by SUNY faculty and staff. Dr. Salins holds a bachelor’s degree in architecture and a doctorate in regional planning, both from Syracuse University.

Dr. Jennie Seaton	Dr. Seaton has been a member of the Board of Trustees since 1990. Dr. Seaton was a faculty member at Virginia Commonwealth University and held a variety of administrative posts from 1974 until her retirement in 1994.

Dr. J. Chris Toe	Dr. Toe has served as a member of the Board of Trustees since 2003. He also has been serving as President of Strayer University since 2003. In April 2006, Dr. Toe will resign from his position as President of the University to become the Minister of Agriculture for the Republic of

Liberia. Dr. Toe will continue to serve as a member of the University Board of Trustees. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

Mr. G. Thomas Waite, III	Mr. Waite has been a member of the Board of Trustees since July 1996. Mr. Waite is the Treasurer and Chief Financial Officer of the Humane Society of the United States. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

The Board of Trustees directs the University’s annual financial budget, and strategic, academic and business decisions. Within the academic and financial parameters set by the Board of Trustees, the University is managed on a daily basis by the President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers including the Provost for academic matters and the Senior Vice President – Operations for business matters. Accordingly, the majority of the University’s operations are centralized within the President’s office or the University’s senior administrative staff offices, such as faculty development, curriculum development, library administration, student records, student affairs, accounting and auditing, human resources, operations, marketing, public relations, facilities, information technology, and regulatory compliance, including oversight of the University’s participation in federal financial aid programs.

Within this centralized structure is a division of responsibilities into two broad categories: academics and business operations. For the academic functions, the President is supported by the Provost and oversees a group of senior administrative deans including the Dean of Student Affairs, the Director of Libraries, and the Dean of Institutional Research and Assessment. The President is also responsible for the general curriculum, University policies, as well as many regulatory compliance matters and student affairs. The Provost is responsible for implementing academic policies and programs of the University, including the supervision of the Academic Deans, Director of Records, Director of Programs and the Dean of Academic Development and Training.

On the business operations side, the President is supported by the Senior Vice President – Operations, who is primarily responsible for ensuring that campus and online operations meet the annual University budget and financial goals established by the Board of Trustees as well as supervising other University business matters. These duties include the supervision of four Regional Directors (who in turn are responsible for business operations at campuses within their regions of responsibility) and addressing issues associated with the physical plant at each facility (e.g. HVAC, campus security, etc.). Other senior administrative staff officers also support the President in areas such as legal compliance, accounting and auditing, computer technology, insurance and human resources.

University Senior Management

Robert S. Silberman – Chairman, Board of Trustees

Dr. J. Chris Toe – University President (until April 2006)

Dr. Joel O. Nwagbaraocha	– Interim University President (commencing April 2006) and Dean of Graduate Studies

Lawrence M. Gudis – Senior Vice President – Operations

Patricia Ardoline-Pellicci – Regional Director – North Carolina, South Carolina and Florida

Marjorie Arrington – Director of Financial Aid and Title IV Compliance

Pamela S. Bell –  Provost

Ann P. Berger – Director of Business Development

Sheena R. Bhasin – Dean of Online Faculty

Dr. Zelphia A. Brown – Regional Academic Dean – Tennessee and Georgia

Dr. Randy J. Charles – Regional Academic Dean – Virginia

Faisal A. Choudhury – Director of Financial Analysis

Dennis A. Dye – Dean of Online Students

Gregory Ferenbach – General Counsel, Strayer University

Dr. Eric F. Grosse, Jr. – Dean of Academic Development and Training

Dr. Miles M. Hamby – Dean of Institutional Research and Assessment

Daniel W. Jackson – Director of Business Operations

Kristin E. Jones – Director of New Campus Openings

Randall T. Jones – Regional Director – Tennessee and Georgia

Suk J. Lee – Regional Academic Dean – Maryland, Delaware, Pennsylvania and Washington, D.C.

Joyce A. Mayfield – Regional Academic Dean – North Carolina, South Carolina and Florida

James F. McCoy – Vice President – Campus Operations

David A. Moulton – Director of Libraries

Bryant L. Payden – Director of Technology Applications and Information Literacy

Millicent G. Posadas – Director of Academic Records

Reginald Rainey – Regional Director – Maryland, Delaware, Pennsylvania and Washington, D.C.

Randi S. Reich – Director of Online Operations

Geoffrey D. Roth – Director of Facilities

Betty G. Shuford – Dean of Student Affairs

Marcos C. Tigre – Director of Internal Audit

Cyndi L. Wastler – Director of Academic Programs

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

Strayer Education, Inc. Executive Officers

For a description of Strayer Education, Inc.’s senior management, see the biographical information set forth in Item 10 below.

Marketing

To generate interest among potential students, we engage in a broad range of activities to inform the working adult public and their employers about the programs we offer. These activities include direct mail, Internet marketing, marketing to our existing students, print and broadcast advertising, student referrals, and corporate and government outreach activities. Direct response methods (direct mail and Internet advertising) are used to generate inquiries from potential students. Strayer University maintains booths and information tables at appropriate conferences and expos, as well as at transfer days at community colleges. Through our business-to-business outreach efforts, we market our programs to corporations with personal sales calls, distribution of information through corporate intranets and human resource departments and on-site information meetings. We implement a continuous marketing strategy to record inquiries in our database and track them through to application and registration. Additionally, we market information about new programs and new locations to students and alumni to encourage them to return for further education.

Student Profile

The majority of Strayer University students are working adults pursuing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2005 fall quarter, approximately 61% were age 31 or older and approximately 77% were engaged in part-time study (fewer than three courses each quarter). In the 2005 fall quarter, our students registered for an average of 8.1 course credits (about two classes per student).

Strayer University has a very diverse student body. At the beginning of the 2005 fall quarter, approximately 64% of students were minorities and approximately 62% of students were women. Approximately 7% of the University’s students were international, including those taking courses through Strayer University Online. Approximately 4% of the University’s students are active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who missed or were previously unable to take advantage of education opportunities.

The following is a breakdown of our students by program level as of the 2005 fall quarter:

Program	Number of students	Percentage of Total Students
Bachelor’s	15,423	56
Master’s	6,833	25
Associate	3,187	12
Total Degree	25,443	93
Diploma	370	1
Undergraduate Certificate	189	*
Graduate Certificate	113	*
Undeclared	1,190	4
Total Non-Degree	1,862	7
Total Students	27,305	100

*	Represents less than 1%.

Our business is seasonal and as a result, our quarterly results of operations tend to vary within a year due to student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term.

Student Admissions

Students attending Strayer University’s undergraduate programs must possess a high school diploma or a General Educational Development Certificate. Students attending Strayer University’s graduate programs must have a bachelor’s degree from an accredited institution. If a student’s undergraduate major varies widely from the student’s proposed graduate course of study, certain undergraduate foundation courses may be necessary for admission to some of the highly technical courses offered at the graduate level.

International students applying for admission must meet the same admission requirements as other students. Those students whose native language is not English must provide evidence that they are able to use the English language with sufficient facility to perform college-level work in an English-speaking institution.

Tuition and Fees

Strayer charges tuition by the course, which are each 4.5 credit hours. As of January 1, 2006, undergraduate full-time students are charged at the rate of $1,215 per course. Undergraduate part-time students are charged at the rate of $1,285 per course. Courses in graduate programs are charged at the rate of $1,630 per course. Accordingly, a full-time student seeking to obtain a bachelor’s degree in four years currently would pay approximately $12,000 per year in tuition. Strayer University implemented a tuition price increase of approximately 5% per course effective January 1, 2006, which is reflected in the above tuition rates. Under a variety of different programs, Strayer University offers scholarships and tuition discounts to active duty military students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements.

Alternative Loan Program

From 1995 to 2003, Strayer University managed a self-funded, long-term student loan program for eligible students as an alternative to government sponsored loans. Education Loan Processing, Inc., a wholly-owned subsidiary, had administered this program for Strayer University. In the fourth quarter of 2003, the Company sold its student loan portfolio for approximately $10 million. The Company believed that its students could be better served by professional lenders, and that the Company could avoid balance sheet risk associated with long-term lending by selling its portfolio to an established banking entity. During 2004 and 2005, the Company originated loans which it immediately divested to various long-term lenders.

The Company is no longer in the business of long-term lending to its students. In 2006, the Company expects that almost all of the new private loans utilized by its students will be obtained directly by them from third party lenders without being originated by the Company.

Career Development Services

Although most of Strayer University’s students are adults who are already employed, the University actively assists its students and alumni with job placement and other career-related matters through career development offices in each region where the University has campuses. Strayer’s career development personnel conduct workshops on employment-related topics (including resume preparation, interviewing techniques and job search strategies), maintain job listings, arrange campus interviews by employers and provide other placement assistance. Strayer University sponsors career fairs in the fall and spring quarters for students and alumni to discuss career opportunities with companies and governmental agencies.

We regularly conduct alumni surveys to monitor the career progression of our graduates and to support outcomes assessment efforts required by Middle States and state regulators.

Employees

As of December 31, 2005, Strayer University employed 1,055 faculty members, of whom 129 were full-time and 926 were part-time, and 1,041 non-faculty staff in information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions. Of the University's non-faculty staff, 839 were employed full-time and 202 were employed part-time.

Intellectual Property

In the ordinary course of its business, Strayer develops many kinds of intellectual property that are or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. Such intellectual property includes Strayer’s courseware materials for classes taught via the Internet or other distance-learning means and business know-how and internal processes and procedures developed to respond to the requirements of its operations and various education regulatory agencies. Strayer also claims a common law right to the mark ‘‘STRAYER’’ for educational services and has obtained federal registration of the mark.

Regulation

Regulatory Environment

The Higher Education Act of 1965, as amended (the ‘‘Higher Education Act’’) and the regulations promulgated thereunder require all higher education institutions that participate in the various financial aid programs under Title IV of the Higher Education Act ("Title IV programs"), including Strayer University, both to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education (‘‘Department of Education’’); (2) the institutional accrediting agencies recognized by the U.S. Secretary of Education and (3) state education regulatory bodies. The regulations, standards and policies of these regulatory agencies are subject to change.

Accreditation

Strayer University has been institutionally accredited since 1981 by Middle States, a regional accrediting agency recognized by the U.S. Secretary of Education with respect to the accreditation of institutions in its region and distance education programs offered by those institutions. Accreditation is a system for recognizing educational institutions and their programs for performance, integrity, educational quality, faculty, physical resources, administrative capability and financial stability that entitles them to the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, conduct peer-review evaluations of institutions and professional programs for accreditation and publicly designate those institutions that meet their criteria. Accredited schools are subject to periodic review by accrediting bodies to determine whether such schools maintain the performance, integrity and quality required for accreditation.

As with all its regulatory relationships, Strayer University strives to maintain close contact with, and provide frequent status updates to Middle States. This regular contact keeps Middle States informed of the University’s planned activities and ensures that the University’s performance continues to meet Middle States’ expectations. To this end, Strayer University is committed to periodically evaluating its own performance and submitting self-study reports to Middle States and making any necessary improvements to continue meeting Middle States’ accreditation standards as the University grows and expands geographically. If an institution’s performance were ever not to meet its accrediting agency’s (or other regulator’s) expectations or failed to meet applicable standards, then its operations could be conditioned, or severely constrained or even curtailed, depending on the severity of the non-compliance. Accordingly, Strayer University endeavors to proactively keep Middle States (and all of its other regulators) fully informed and satisfied with its performance and thereby strives to maintain good regulatory relationships as a key University priority.

Middle States is the same accrediting agency that grants institutional accreditation to other degree-granting public and private colleges and universities in its region (including Delaware, Washington, D.C., Maryland, New Jersey, New York, Pennsylvania, Puerto Rico and U.S. Virgin Islands). Accreditation by Middle States is an important attribute of Strayer University. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation is necessary to qualify for eligibility to participate in federal student financial assistance programs. In 2000, Middle States reaffirmed Strayer University's accreditation for a 10 year period.

In 2000, the agencies that accredit higher education institutions in various regions of the United States adopted a ‘‘Policy Statement on Evaluation of Institutions Operating Interregionally.’’ Under that policy, both the ‘‘home’’ regional accreditor and the ‘‘host’’ regional accreditor cooperate to evaluate an institution that delivers education at a physical site in the host accreditor’s region. Although the home region is solely responsible for final accreditation actions, as we open campuses in regions outside Middle States’ region, the host regional accreditors also will participate in the accreditation process of such expansion operations.

State Education Licensure

We are authorized to offer our programs, including those offered through Strayer University Online, by the applicable educational regulatory agencies in all states where our campuses and Strayer University Online facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees or diplomas to students in those states. We are subject to extensive regulation in each of the 10 jurisdictions (Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee, Georgia and Florida) in which we currently maintain or are authorized to maintain campuses and in which we are authorized to offer educational programs, and we will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses. We are required by the Higher Education Act to maintain appropriate state education licensure in each state where we maintain a campus that participates in Title IV programs.

The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries or to the interpretation of the application of existing laws and regulations to such services. These new laws and interpretations may relate to issues such as the requirement that online education institutions be licensed as a school in one or more jurisdictions where they have no physical location. New laws, regulations, or interpretations related to doing business over the Internet could increase Strayer University Online’s cost of doing business, affect its ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.

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

Financing Student Education

Students finance their Strayer University education in a variety of ways. A significant number of students utilize federal financial aid. In the 2005 fall term, approximately 57% of Strayer University’s students participated in one or more Title IV programs as compared to approximately 55% in the 2004 fall term. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts.

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

The 1998 amendments to the Higher Education Act that took effect on October 7, 2000, address an institution’s return-of-funds policy with regard to Title IV programs. Under the return-of-funds provision, the institution must first determine the amount of Title IV program funds that the student ‘‘earned.’’ If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order and excluding the Federal Work-Study Program, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 30 days after the date of the institution's determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Strayer believes that Strayer University’s return-of-funds policy and practice is consistent with the current Higher Education Act.

Title IV Programs

Strayer University maintains eligibility for its students to participate in the following Title IV programs:

•	Federal Pell Grants. Grants under the Federal Pell Grant (‘‘Pell’’) program are available to eligible students based on financial need and other factors.

•	Campus-Based Programs. The ‘‘campus-based’’ Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Work-Study program and the Federal Perkins Loan (‘‘Perkins’’) program.

•	Federal Family Education Loans. Pursuant to the Federal Family Education Loan Program (the ‘‘FFEL Program’’), which currently includes the Federal Stafford Loan (‘‘Stafford’’) program, the Federal Parent Loan for Undergraduate Students (‘‘PLUS’’) program, and the Federal Consolidation Loan Program, students and their parents can obtain from lending institutions subsidized and unsubsidized student loans, which are guaranteed by a guaranty agency and ultimately by the federal government. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan.

•	Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program (the ‘‘Direct Loan Program’’), the Department of Education makes loans directly to students rather than guaranteeing loans made by lending institutions. Strayer University has not originated any loans under this program, but utilizes other Title IV loan programs.

Other Financial Aid Programs

Eligible students at Strayer University may also participate in educational assistance programs administered by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, the District of Columbia, the State of Pennsylvania, and private organizations.

Financial Aid Regulation

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized by each state within which it is physically located to offer its educational programs and maintain institutional accreditation by a recognized accrediting agency. The institution also must be certified by the Department of Education to participate in Title IV programs, based on a determination that, among other things, the institution meets certain standards of administrative capability and financial responsibility. For purposes of the Title IV programs, Strayer University and all of its campuses are considered to be a single ‘‘institution of higher education’’ so that Department of Education requirements applicable to an ‘‘institution of higher education’’ are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. Strayer University and each of its campuses are currently certified to participate in Title IV programs.

Congress reauthorizes the Higher Education Act approximately every five to six years. Congress most recently comprehensively reauthorized the Higher Education Act in 1998. On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 which, among other measures, reauthorizes the Higher Education Act with respect to the federal guaranteed student loan program. Congress is expected to consider reauthorization of other aspects of the Higher Education Act in 2006. In addition, Congress reviews and determines appropriations for Title IV programs on an annual basis. An elimination of certain Title IV programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education. This, in turn, could lead to lower enrollments at Strayer University or require Strayer University to increase its reliance upon alternative sources of student financial aid. Given the significant percentage of Strayer University’s revenues that are derived indirectly from the Title IV programs, the loss of or a significant reduction in Title IV program funds available to Strayer University’s students could have a material adverse effect on Strayer. In addition, the regulations applicable to Strayer University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards. If Strayer University were not to continue to comply with such regulations, such non-compliance might affect the operations of the University and its ability to participate in Title IV programs. Certain elements of the regulations applicable to Strayer University are described below.

Increased Regulatory Scrutiny

The 1992 amendments to the Higher Education Act formalized, modified and strengthened the regulatory structure known as the ‘‘Program Integrity Triad,’’ which consists of the Department of Education, recognized accrediting agencies and state education regulatory bodies. Congress intended this initiative to increase the regulatory scrutiny of post-secondary educational institutions. The 1998 amendments to the Higher Education Act preserved the Program Integrity Triad with some refinements. In addition to the Program Integrity Triad, other participants in Title IV programs, notably student loan guaranty agencies, also have enforcement authority with respect to educational institutions that participate in Title IV Programs.

Administrative Capability

Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite ‘‘administrative capability’’ to participate in Title IV programs. To meet the administrative capability standards, an institution, among other things, must comply with all applicable Title IV program regulations, must not have cohort default rates above specified levels, must have various procedures in place for safeguarding federal funds, must not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension, must submit in a timely manner all reports and financial statements required by the regulations and must not otherwise appear to lack administrative capability.

Provisional Certification

In certain circumstances, including a change in ownership resulting in a change of control, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis that may extend no longer than through the end of the third complete award year (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution's certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Strayer University currently is provisionally certified due to a change in ownership and control that occurred when New Mountain Partners, L.P. (‘‘New Mountain’’), a private equity fund, ceased to be a controlling stockholder of Strayer under applicable regulations (see ‘‘Change in Ownership Resulting in a Change of Control,’’ below).

Third Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with three third-party servicers: Financial Aid Management for Education, Inc., Post-secondary Education Assistance Corporation and Weber & Associates, Inc. The servicers each perform activities related to Strayer University’s participation in Title IV programs, such as certifying FFEL Program loan applications, preparing reports from Strayer University to the Department of Education, issuing payments for the Pell and campus-based programs and issuing and collecting Perkins loans.

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

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity) and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. Strayer University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2004 and calculated a composite score of 3.0, the highest score available. Strayer therefore believes that Strayer University meets the Department of Education’s financial responsibility standards.

Student Loan Defaults

Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of federally guaranteed student loans by its students exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a ‘‘cohort default rate’’) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. For such institutions, the Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL Program or Direct Loan Program loan during that year.

The Department of Education issued regulations effective July 1, 2001 regarding cohort default rates. Under these regulations, if the Department of Education notifies an institution that its three most recent cohort default rates are each 25 percent or greater, the institution’s participation in the FFEL Program, Direct Loan Program and Federal Pell Grant Program ends 30 days after the notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution’s participation in the FFEL Program and Direct Loan Program ends 30 days after notification that its most recent cohort default rate is greater than 40 percent, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years. The new regulations also address cohort default rates for institutions that have undergone a change in status, such as acquisition or merger of institutions and acquisition of another institution’s branches or locations.

If an institution’s cohort default rate equals or exceeds 25% in each of the three most recent federal fiscal years, the institution may be placed on provisional certification status. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. Strayer University’s cohort default rates on FFEL Program loans for the 2001, 2002 and 2003 federal fiscal years, the three most recent years for which this information is available, were 4.3%, 3.7% and 2.7% respectively. The average cohort default rates for proprietary institutions nationally were 9.0%, 8.7% and 7.3% in fiscal years 2001, 2002 and 2003, respectively.

The ‘‘90/10 Rule’’

Under what is commonly referred to as the ‘‘90/10 Rule,’’ the Higher Education Act provides that proprietary institutions of higher education, such as Strayer University, are eligible to participate in Title IV programs only if they derive no more than 90% of their revenues from Title IV programs during its latest complete fiscal year, as determined in accordance with a formula described in the Department of Education regulations. A proprietary institution that violates the ‘‘90/10 Rule’’ loses its eligibility to participate in Title IV programs for at least one year. Using the Department of Education’s formula, Strayer University derived approximately 72% of its cash-basis revenues from eligible programs in 2004 compared to 67% in 2003 and 63% in 2002. The percentage of cash-basis revenues from eligible programs for 2003 and 2002, which were previously reported as 58% and 55%, respectively, have been adjusted in this report to correct for a calculation error Strayer University had made in previous years. Strayer University estimates that it derived 71-72% of its cash-basis revenues from eligible programs in 2005.

Incentive Compensation

As a part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act, the institution may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity. The Department of Education promulgated regulations to clarify the incentive payment rule. The regulations set forth 12 ‘‘safe harbors,’’ which describe payments or arrangements that do not violate the incentive payment rule. Failure to comply with the incentive payment rule could result in loss of ability to participate in federal student financial aid programs or in financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in Strayer University’s present or former employee compensation and third-party contractual arrangements, Strayer University believes that its employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the Higher Education Act.

Distance Learning and the ‘‘50% Rules’’

Strayer University offers all of its existing degree and diploma programs through Strayer University Online, delivering instruction via Internet-based telecommunications from Strayer’s Distance Learning Center in Newington, Virginia. To the extent required, Strayer University Online has been approved by the applicable regulatory agencies in all states where our campuses and Strayer University Online facilities are located. During the fall 2005 quarter, Strayer University had over 18,000 students taking at least one online course, approximately 15,000 of whom took classes solely through Strayer University Online.

The Higher Education Act generally excludes from Title IV program participation institutions at which more than 50% of the institution’s courses are offered by correspondence or at which 50% or more of the institution’s students are enrolled in correspondence courses. The Secretary of Education is authorized to waive the limitation on student enrollment in correspondence courses at his/her discretion in the case of institutions offering two- or four-year programs leading to an associate or bachelor’s degree. Department of Education regulations grant an automatic waiver of the limitation on student enrollment in correspondence courses if students enrolled in the institution's correspondence courses receive five percent or less of the total Title IV program funds received by all students enrolled at the institution and the institution offers two- or four-year programs leading to an associate or bachelor’s degree. In addition, a student is not eligible for Title IV program funds for a correspondence course unless such course is part of a program leading to an associate, bachelor’s or graduate degree. The Higher Education Act states that, with respect to institutions like Strayer University where at least half of the programs lead to an associate, bachelor’s, or graduate degree, a student enrolled in a course of instruction that is offered in whole or in part through telecommunications and leads to a recognized certificate for a program of study of one year or longer, or to a recognized associate, bachelor’s or graduate degree, is not considered to be enrolled in a correspondence course, unless the total number of telecommunications and traditional correspondence courses offered by the institution equals or exceeds 50% of the total number of courses offered by the institution. For purposes of the 50% rules, a course must be considered as being offered once during an award year regardless of the number of times it is offered during that year, and a course that is offered both on campus and online must be considered two courses for the purpose of determining the total number of courses the institution provided during an award year. Strayer University’s policy is to ensure that it remains in compliance with the 50% rules by monitoring its course offerings and ensuring that the number of courses offered through Strayer University Online will not equal or exceed one-half of the total number of courses offered by Strayer University, calculated in accordance with Department of Education regulations. Strayer University does not offer traditional correspondence courses.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005. Among other measures, the Deficit Reduction Act effectively repeals the so-called 50 percent rules with respect to telecommunications courses, effective July 1, 2006. In addition, the Act provides that as of July 1, 2006 an otherwise eligible program offered in whole or in part through telecommunications will be eligible for federal student financial aid purposes if the institution has been evaluated and determined to deliver effectively distance education programs by an accreditor that is recognized by the U.S. Secretary of Education and that has evaluation of distance education programs within the scope of its recognition. Middle States’ scope of recognition by the U.S. Secretary of Education includes distance education programs offered by Middle States-accredited institutions, and Middle States has expressly included distance education programs in the scope of Strayer University's accreditation. Accordingly, we believe that Strayer University's distance education programs meet the program eligibility requirements of the Deficit Reduction Act of 2005.

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

Potential Effect of Regulatory Violations

If Strayer University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring Strayer University from the advance payment method to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV funds, requiring the University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against the University, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate the participation of the University in Title IV programs. In addition, Strayer University’s guaranty agencies could initiate proceedings to limit, suspend or terminate Strayer University’s eligibility to provide guaranteed student loans in the event of certain regulatory violations. Although there are no such sanctions currently in force, and Strayer University does not believe any such sanctions or proceedings are presently contemplated, if such sanctions or proceedings were imposed against Strayer University and resulted in a substantial curtailment of the University’s participation in Title IV programs, Strayer University would be materially and adversely affected.

If Strayer University lost its eligibility to participate in Title IV programs, or if the amount of available federal student financial aid were reduced, the University would seek to arrange or provide alternative sources of revenue or financial aid for students. Although the University believes that one or more private organizations would be willing to provide financial assistance to students attending Strayer University, there is no assurance that this would be the case, and the interest rate and other terms of such student financial aid might not be as favorable as those for Title IV program funds. Strayer University might be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of eligibility of Strayer University to participate in Title IV programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on Strayer University even if it could arrange or provide alternative sources of revenue or student financial aid.

Restrictions on Adding Locations and Educational Programs

State requirements and accrediting agency standards limit the ability of Strayer University to establish additional locations and programs. Many states require approval before institutions can add new programs, campuses or teaching locations. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, and upon notification may undertake a review of the institution’s accreditation. Middle States may also at its discretion conduct site visits to additional locations to ensure that accredited institutions that experience rapid growth in the number of additional locations maintain educational quality. Based on its current understanding of how these Middle States’ standards will be applied, the University does not believe that these standards will have a material adverse effect on Strayer University or its expansion plans.

The Higher Education Act requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional locations that are exempt from the two-year rule. Such additional locations generally may qualify immediately for participation in the Title IV programs, unless the location was acquired from another institution that has ceased offering educational programs at that location and has Title IV liabilities that it is not repaying in accordance with an agreement to do so, and the acquiring institution does not agree to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution’s accrediting agency. Strayer University’s expansion plans assume its continued ability to establish new campuses as additional locations of Strayer University under such applicable regulations and thereby to avoid incurring the two-year delay in participation in Title IV programs. The loss of state authorization or accreditation by Strayer University or an existing campus, or the failure of Strayer University or a new campus to obtain state authorization or accreditation, would render Strayer University ineligible to participate in Title IV programs at least in that state or at that location.

The Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. If the institution participates in Title IV programs under provisional certification, as the University currently does as a result of New Mountain's ceasing to be a controlling stockholder of Strayer under applicable regulations (see ‘‘Change in Ownership Resulting in a Change of Control,’’ below), and in other circumstances specified in the Department of Education’s regulations, the institution must obtain Department of Education approval for the new location before providing Title IV assistance to students at that location. Otherwise, once it reports the location to the Department of Education, the institution may disburse Title IV program funds to eligible students at that location if the location is licensed and accredited. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary Department of Education approval may be subject to administrative repayments and other sanctions. Strayer does not believe that the Department of Education’s regulations will create significant obstacles to Strayer University’s plans to add new campuses.

Generally, if an institution eligible to participate in Title IV programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a degree-granting institution such as Strayer is not obligated to obtain Department of Education approval of additional programs that lead to an associate, bachelor’s, professional or graduate degree at a level already granted. Similarly, an institution is not required to obtain advance approval for new programs that both prepare students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements. In the event that an institution that does not have the Department of Education’s express approval for the addition of a new program erroneously determines that the new educational program is eligible for Title IV funds, the institution may be liable for repayment of Title IV aid received by the institution or students in connection with that program. Strayer does not believe that the Department of Education’s regulations will create significant obstacles to Strayer University’s plans to add new programs.

Change in Ownership Resulting in a Change of Control

Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. In addition, Strayer University’s accrediting agency, Middle States, requires institutions that it accredits to inform it in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to Middle States include changes in the legal status, ownership or form of control of the institution, such as the sale of a proprietary institution. Middle States must approve a substantive change in advance in order to include the change in the institution’s accreditation status.

The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in the Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period prior to recertification. The Higher Education Act provides that the Department of Education may temporarily, provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within ten business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education determines to approve the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The Higher Education Act defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly traded corporation, the securities of which are required to be registered under the Exchange Act, such as Strayer, the Department of Education regulations implementing the Higher Education Act define a change in ownership resulting in a change of control as occurring when a person acquires ownership and control of a corporation such that the corporation is required to file a Form 8-K with the Securities and Exchange Commission (‘‘SEC’’) notifying that agency of the change of control. The regulations also provide that a change in ownership and control of a publicly traded corporation occurs if a person who is a controlling stockholder of the corporation ceases to be a controlling stockholder. A controlling stockholder is a stockholder who holds or controls through agreement both 25% or more of the total outstanding voting stock of the corporation and more shares of voting stock than any other stockholder.

Strayer University currently has Department of Homeland Security approval to admit foreign students for U.S. study, subject to applicable regulations. In certain circumstances, Department of Homeland Security may require an institution to obtain approval for a change in ownership and control.

Pursuant to federal law providing benefits for veterans and reservists, the University is approved for education of veterans and members of the selective reserve and their dependents by the state approving agency in Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee, Georgia and Florida. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

In March 2001, in order to complete the change of ownership associated with Strayer’s self-tender offer to repurchase common shares and its issuance of its Series A Preferred Stock to New Mountain Partners, L.P., which is a private equity fund managed by New Mountain Capital, LLC, and MidOcean (formerly known as DB Capital Investors, L.P.) which is a private equity fund managed by MidOcean US Advisor, L.P., Strayer University was required to make a number of submissions to educational regulatory bodies, including, among others: (1) filing a ‘‘substantive change’’ report with Middle States; (2) filing an application for approval to participate in federal student financial aid programs with the Department of Education; (3) filings with the D.C. Education Licensure Commission, the Maryland Higher Education Commission and the Virginia State Council of Higher Education; and (4) filings with the Immigration and Naturalization Service of the U.S. Department of Justice (the Department of Homeland Security’s predecessor agency with respect to, among other matters, foreign students and exchange visitors) and state approving agencies for veterans benefits in Washington, D.C., Maryland and Virginia. All of the applicable agencies approved the transaction, which closed in May 2001.

In February 2004, New Mountain transferred 350,000 of its shares of the Company’s Series A Convertible Redeemable Preferred Stock (together with all associated accrued cash and stock dividends), representing approximately 2.6% of the outstanding common stock equivalents of Strayer, (the ‘‘Trust Shares’’) to the New Mountain Strayer Trust, an irrevocable trust. The beneficiaries of the trust are all of New Mountain’s partners, at the time of a distribution from the trust, who are U.S. citizens or residents for tax purposes. Before transferring the Trust Shares to the trust, New Mountain irrevocably deposited into escrow the Trust Shares and gave to the trustee an irrevocable proxy to vote the Trust Shares during the escrow period. In connection with the transfer to escrow and the associated reduction in New Mountain’s ownership and control below the Department of Education 25% regulatory threshold, Strayer University was required to make a number of submissions to educational regulatory bodies, including, among others, filing an application for approval to continue to participate in federal student financial aid programs with the Department of Education. All of the applicable regulatory agencies approved the transaction. As is customary for institutions undergoing a change of ownership resulting in a change of control, the Department of Education recertified the University on a provisional basis through December 2006. After the Department of Education and other relevant regulatory agencies approved the change in ownership and control resulting from the transfer of the Trust Shares into escrow, the escrow agent transferred the Trust Shares to the New Mountain Strayer Trust. The University’s education regulators, including the Department of Education, Middle States and relevant state education agencies, either did not require or provided approval in connection with the subsequent public offering in February 2004.

If Strayer University underwent a change of control that required approval by any state authority, Middle States or any federal agency, and any required regulatory approval were significantly delayed, limited or denied, there could be a material adverse effect on Strayer University’s ability to offer certain educational programs, award certain degrees or diplomas, operate one or more of its locations, admit certain students or participate in Title IV programs, which in turn would materially and adversely affect Strayer University’s operations. A change that required approval by a state regulatory authority, Middle States or a federal agency could also delay Strayer University’s ability to establish new campuses or educational programs and may have other adverse regulatory effects. Furthermore, the suspension from Title IV programs and the necessity of obtaining regulatory approvals in connection with a change of control may materially limit Strayer University’s flexibility in future financing or acquisition transactions.

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

The Form 10-K and other reports filed with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the website address is http://www.sec.gov.

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K or in the documents incorporated by reference herein before deciding to purchase our common stock. The occurrence of any of the following risks could materially harm our business, and you could suffer a complete loss of your investment. See ‘‘Cautionary Notice Regarding Forward-Looking Statements.’’

Risks Related to Extensive Regulation of Our Business

If we fail to comply with the extensive regulatory requirements for our business, we could face significant monetary liabilities, fines and penalties, including loss of access to federal student loans and grants for our students.

As a provider of higher education, we are subject to extensive regulation on both the federal and state levels. In particular, the Higher Education Act of 1965, as amended (the ‘‘Higher Education Act’’), and related regulations subject Strayer University and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (‘‘Title IV programs’’) to significant regulatory scrutiny.

The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education (the ‘‘Department of Education’’); (2) the accrediting agencies recognized by the U.S. Secretary of Education and (3) state education regulatory bodies.

The regulations, standards and policies of these regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations or standards could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs or costs of doing business.

If we are found to be in noncompliance with any of these regulations, standards or policies, we could lose our access to Title IV program funds. Approximately 57% of our students participate in one or more Title IV programs, the loss of which would have a material adverse effect on our business. Findings of noncompliance also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs.

Strayer University is institutionally accredited by the Middle States Commission on Higher Education (‘‘Middle States’’), one of the six regional accrediting agencies recognized by the U.S. Secretary of Education as a reliable indicator of educational quality. Accreditation by an accrediting agency recognized by the Secretary of Education is required in order for an institution to become and remain eligible to participate in Title IV programs. The loss of accreditation would, among other things, render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

Strayer University is authorized to operate and to grant degrees or diplomas by the applicable education agency of each state where it maintains a campus. Such state authorization is required in order for students at the campus to be eligible to participate in Title IV programs. The loss of authorization in a state would, among other things, render Strayer University ineligible to participate in Title IV programs at least at those state campus locations and could have a material adverse effect on our business.

Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year were greater than 40%. If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University's default rates calculated by the Department of Education on Federal Family Education Loan Program loans for the 2001, 2002 and 2003 federal fiscal years, the three most recent years for which this information is available, were 4.3%, 3.7% and 2.7%, respectively. The average cohort default rates for proprietary institutions nationally, as calculated by the Department of Education, were 9.0%, 8.7% and 7.3% in fiscal years 2001, 2002 and 2003, respectively.

A failure to demonstrate ‘‘administrative capability’’ or ‘‘financial responsibility’’ may result in the loss of eligibility to participate in Title IV programs.

If we fail to maintain ‘‘administrative capability’’ as defined by the Department of Education, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. Furthermore, if we fail to demonstrate ‘‘financial responsibility’’ under the Department of Education's regulations, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business.

We are subject to sanctions if we fail to calculate and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

The Higher Education Act and Department of Education regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program before completing it. If refunds are not properly calculated or timely paid, we may be sanctioned or subject to other adverse actions by the Department of Education, which could have a material adverse effect on our business.

We are dependent on the renewal and maintenance of Title IV programs.

Congress reauthorizes the Higher Education Act, which is the law governing Title IV programs, approximately every five to six years. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our school and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.

Our school would lose its eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs were too high.

A proprietary institution loses its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Using the Department of Education’s formula, we derived approximately 72% of our cash-basis revenues from these programs in 2004.

Our school or an otherwise eligible program offered by our school would lose its eligibility for federal student financial aid programs if we failed to comply with the legal requirements regarding telecommunications courses that we may offer.

If (i) under current law, we offer more than 50% of our courses by telecommunications (meeting certain regulatory conditions) or 50% or more of our students are enrolled in such courses, or (ii) under law expected to become effective commencing July 1, 2006, Strayer University fails to meet Middle States’ standards with respect to distance education; then, in any such case, our school could or our otherwise eligible distance education program could lose eligibility for federal student financial aid programs. Such an occurrence would have a material adverse effect on our business.

Our failure to comply with the Department of Education's incentive compensation rules could result in sanctions.

If we pay a bonus, commission or other incentive payment in violation of applicable requirements, we could be subject to sanctions, which could have a material adverse effect on our business.

Risks Related to Our Business

We may not be able to sustain our recent growth rate, and we may not be able to manage future growth effectively.

We have experienced a period of significant growth since the beginning of 2001, particularly in our Strayer University Online business. Over this period, we have opened 23 new campuses and our revenue has increased 23% between 2000 and 2005 on a compound annual basis. Our ability to sustain our current rate of growth depends on a number of factors, including our ability to obtain regulatory approvals, our ability to recruit and retain high quality academic and administrative personnel at new campuses and competitive factors. In addition, growth and expansion of our operations may place a significant strain on our resources and increased demands on our management information and reporting systems, financial management controls and personnel. Although we have made a substantial investment in augmenting our financial and management information systems and other resources to support future growth, we cannot assure you that we will be able to manage further expansion effectively. Failure to do so could adversely affect our business.

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner and on a timely basis.

Our success depends in part on our ability to update and expand the content of our programs, develop new programs in a cost-effective manner and meet students' needs in a timely manner. Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological and other skills. The update and expansion of our existing programs and the development of new programs may not be accepted by students, prospective employers or the online education market. If we cannot respond to changes in industry requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require or as quickly as our competitors introduce competing new programs.

Our strategy of opening new schools and adding new services is dependent on regulatory approvals and requires significant resources.

Establishing new schools and locations and adding new services require us to make investments in management and capital expenditures, incur marketing expenses and reallocate other resources. To open a new school or location, we are required to obtain appropriate state and accrediting agency approvals, which may be conditioned or delayed in a manner which could significantly affect our growth plans. In addition, to be eligible for federal student financial aid programs, the new school or location would have to be certified by the Department of Education. We cannot assure you that we will be able to open successfully new schools and locations or add new services in the future. Our failure to manage effectively the operations of newly established schools and locations could adversely affect our business.

Our financial performance depends in part on our ability to continue to develop awareness of the programs we offer among working adult students.

The continued development of awareness of the programs we offer among working adult students is critical to the continued acceptance and growth of our programs. If we are unable to continue to develop awareness of the programs we offer, this could limit our enrollments and negatively impact our business. The following are some of the factors that could prevent us from successfully marketing our programs:

• the emergence of more successful competitors;

• customer dissatisfaction with our services and programs;

• performance problems with our online systems; and

• our failure to maintain or expand our brand or other factors related to our marketing.

We face strong competition in the post-secondary education market.

Post-secondary education in our market area is highly competitive. We compete with traditional public and private two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of Strayer University at a lower tuition level as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary institutions. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we do. This strong competition could adversely affect our business.

Strayer University Online and Strayer University do not rely on exclusive proprietary rights and intellectual property, and competitors may attempt to duplicate Strayer programs and methods.

Third parties may attempt to develop competing programs or duplicate or copy aspects of Strayer University's curriculum, online library, quality management and other proprietary content. Any such attempt, if successful, could adversely affect our business. In the ordinary course of its business, Strayer develops intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. Such intellectual property includes but is not limited to Strayer's courseware materials for classes taught via the Internet or via other distance learning means and business know-how and internal processes and procedures developed to respond to the requirements of its operating and various education regulatory agencies.

Our future success depends in part upon our ability to recruit and retain key personnel.

In connection with our May 2001 recapitalization, we hired a new management team, including Robert S. Silberman, our Chairman and Chief Executive Officer, to implement our new growth strategy. Our success to date has been, and our continuing success will be, substantially dependent upon our ability to attract and retain highly qualified executive officers, faculty and administrators and other key personnel. If we cease to employ any of these integral personnel or fail to manage a smooth transition to new personnel, our business could suffer.

Seasonal and other fluctuations in our operating results could adversely affect the trading price of our common stock.

Our business is subject to seasonal fluctuations, which cause our operating results to fluctuate from quarter to quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our common stock. We experience, and expect to continue to experience, seasonal fluctuations in our revenue. Historically, our quarterly revenues and income have been lowest in the third quarter (July through September) because fewer students are enrolled during the summer months. We also incur significant expenses in preparing for our peak enrollment in the fourth quarter (October through December), including investing in online infrastructure necessary to support increased usage. These investments result in fluctuations in our operating results which could result in volatility or have an adverse effect on the market price of our common stock. In addition, because of the recent increase in the use of personal computers and access to the Internet, the online education market is a rapidly evolving market, and we may not be able to accurately forecast future enrollment growth and revenues.

Regulatory requirements may make it more difficult to acquire us.

A change in ownership resulting in a change of control of Strayer would trigger a requirement for recertification by the Department of Education for purposes of participation in federal student financial aid programs, a review of our accreditation by Middle States and reauthorization by certain state licensing and other regulatory agencies. If we underwent a change of control that required approval by any state authority, Middle States or any federal agency, and any required regulatory approval were significantly delayed, limited or denied, there could be a material adverse effect on our ability to offer certain educational programs, award certain degrees or diplomas, operate one or more of our locations, admit certain students or participate in Title IV programs, which in turn could have a material adverse effect on our business. These factors may discourage takeover attempts.

We may not be able to successfully complete or integrate future acquisitions.

As part of our growth strategy, we expect to consider selective acquisitions. We cannot assure you that we will be able to complete successfully any acquisitions on favorable terms, or that if we do, we will be able to successfully integrate the personnel, operations and technologies of any such acquisitions. Our failure to successfully complete or integrate future acquisitions could disrupt our business and materially and adversely affect our profitability and liquidity by distracting our management and employees and increasing our expenses. In addition, because an acquisition is considered a change in ownership and control of the acquired institution under applicable regulatory standards, we must seek approval from the Department of Education and most applicable state agencies and accrediting agencies when we acquire an institution. If we were unable to obtain such approvals of an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

Risks Related to Strayer University Online's Business

Strayer University Online's current success and future growth depends on the continued growth of the Internet.

Strayer University Online's business relies on the Internet for its success. If Internet use does not continue to grow, our Strayer University Online business may not grow as planned.

A number of factors could inhibit the growth and acceptance of the Internet and adversely affect our online business, including:

• inadequate Internet infrastructure;

• security and privacy concerns;

• the lack of compelling content; and

• the unavailability of cost-effective, high-speed service and other technological factors.

Capacity constraints or system disruptions to Strayer University Online's computer networks could damage the reputation of Strayer University and limit our ability to attract and retain students.

The performance and reliability of Strayer University Online's program infrastructure is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, could result in the unavailability of Strayer University Online's computer networks. We cannot assure you that Strayer University Online will be able to expand its program infrastructure on a timely basis sufficient to meet demand for its programs. Strayer University Online's computer systems and operations could be vulnerable to interruption or malfunction due to events beyond its control, including natural disasters and telecommunications failures. Any interruption to Strayer University Online's computer systems or operations could have a material adverse effect on our ability to attract and retain students.

Strayer University Online's computer networks may be vulnerable to security risks that could disrupt operations and require it to expend significant resources.

Strayer University Online's computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, Strayer University Online may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

Strayer University Online operates in a highly competitive market with rapid technological changes and it may not have the resources needed to compete successfully.

Online education is a highly fragmented and competitive market that is subject to rapid technological change. Competitors vary in size and organization from traditional colleges and universities, many of which have some form of online education programs, to for-profit schools, corporate universities and software companies providing online education and training software. We expect the online education and training market to be subject to rapid changes in technologies. Strayer University Online may not have the resources necessary to compete with the rapidly changing technologies being developed by its competitors, and its success will depend on its ability to adapt to these changing technologies.

Government regulations relating to the Internet could increase Strayer University Online's cost of doing business, affect its ability to grow or otherwise have a material adverse effect on our business.

The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries or to the interpretation of the application of existing laws and regulations to such services. These new laws and interpretations may relate to issues such as online privacy, copyright, trademark and service mark, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as a foreign corporation or be licensed as a school in one or more jurisdictions where they have no physical location. New laws, regulations or interpretations related to doing business over the Internet could increase Strayer University Online's cost of doing business, affect its ability to increase enrollments and revenues or otherwise have a material adverse effect on our business.

In addition, if we fail to comply with the requirements of the Higher Education Act and the Department of Education, which (i) under current law, limit the percentage of an institution's online offerings or online students (as calculated pursuant to the Department of Education regulations relating to the so-called 50% rules), or (ii) under law expected to become effective commencing July 1, 2006, Strayer University fails to meet Middle States’ standards, we could or our otherwise eligible distance education programs could lose eligibility for the Title IV programs. Such a loss would have a material adverse effect on our business.

Item 1B.    Unresolved Staff Comments

There are no SEC staff comments on the Company’s periodic SEC reports which are unresolved.

Item 2.    Properties

We lease all of our campus and administrative facilities except for six campus facilities which we own. Our leases generally range from five to ten years with one to two renewal options for extended terms. As of December 31, 2005, we leased 37 campus and administrative facilities consisting of approximately 580,000 square feet. The facilities that we own consist of approximately 136,000 square feet.

We evaluate current utilization of our facilities and projected enrollment growth to determine facility needs. We anticipate that approximately an additional 100,000 square feet will be leased in 2006.

Item 3.    Legal Proceedings

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company's property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were voted upon by stockholders during the fourth quarter of 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol ‘‘STRA.’’ The following table sets forth, for the periods indicated, the high, low, and closing sale prices of the Company's common stock, as reported on the Nasdaq National Market.

	High	Low	Close
2005
First Quarter	$115.96	$102.18	$113.32
Second Quarter	$115.21	$77.24	$86.26
Third Quarter	$103.27	$78.27	$94.52
Fourth Quarter	$102.70	$85.37	$93.70
2004
First Quarter	$118.81	$104.25	$116.96
Second Quarter	$129.93	$104.54	$111.57
Third Quarter	$115.10	$83.52	$115.01
Fourth Quarter	$118.52	$92.07	$109.79

As of January 31, 2006, there were 14,292,249 shares of common stock outstanding, and approximately 80 holders of record. In addition, there exist a number (approximately 19,000 as of January 17, 2006) of institutional and other holders of common stock whose shares are held in nominee accounts by brokers.

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of common stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management, depending on market conditions and other corporate considerations. The authorization was increased by an additional $25 million in May 2004, an additional $25 million in October 2004, an additional $25 million in July 2005, and an additional $20 million in October 2005. A total of $110 million has been authorized by the Company’s Board of Directors for share repurchases through December 31, 2006 of which $32 million was remaining at December 31, 2005. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This share repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

As of December 31, 2005, the Company had repurchased approximately 789,000 shares of the Company’s common stock at a total cost of $78 million (average price of $98.82 per share) since the inception of the Company’s share repurchase plan in 2003. In 2003, the Company repurchased approximately 32,400 shares at a cost of $3.2 million (average price of $99.57 per share). In 2004, the Company repurchased approximately 346,500 shares at a cost of $36.8 million (average price of $106.13 per share). In 2005, the Company repurchased approximately 410,100 shares at cost of $38.0 million (average price of $92.59 per share).

A summary of the Company’s share repurchases during the three months ended December 31, 2005 are as follows:

	Total number of shares repurchased[1]	Average price paid per share	Remaining authorization under the plan ($ mil.)
October	—	—
November	38,931	$96.88
December	41,979	$100.12
Total	80,910	$98.56	$32.0

1.	All shares repurchased were part of a publicly announced plan.

We have established a policy of declaring quarterly cash dividends on our common stock. Consistent with this policy, we have paid common stock dividends on a quarterly basis for more than the past five years. The Company announced in October 2005 that, commencing with the fourth quarter dividend to be paid on December 12, 2005, it was increasing its annual common stock dividend by 100% to $1.00 per share from $0.50 per share. This increase in annual dividend will result in a quarterly dividend payment of $0.25 per share. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of the Company's earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will continue to be paid.

In 2001, we issued to New Mountain Partners, LP and MidOcean Capital Investors, LP (formerly DB Capital Partners, Inc.) our Series A Convertible Redeemable Preferred Stock, the terms of which are described in detail in Note 8 to the Consolidated Financial Statements below. In March 2004, 3.1 million outstanding and accrued shares of the Series A Convertible Redeemable Preferred Stock were converted into shares of common stock on a one for one basis and sold in a secondary public offering. The Company received no proceeds from such offering other than $4.2 million associated with certain management option exercises in connection with the exercise by the underwriters of the "green shoe" with respect to the secondary offering. In June 2004, the remaining 875,120 outstanding and accrued shares of Series A Convertible Redeemable Preferred Stock were called for redemption by the Company and in lieu of being redeemed for cash, were converted by the holders into 875,120 common shares in accordance with the terms of the Series A shares. As a result, the Company has no more preferred shares outstanding.

Set forth in the table below is information pertaining to securities authorized for issuance under our equity compensation plans. There are options but no warrants or other rights existing under these plans.

Equity Compensation Plan Information
as of December 31, 2005

Plan Category			Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
			(a)	(b)	(c)
1.	Equity compensation plans previously approved by security holders
	A.	1996 Stock Option Plan as amended at the May 2001 and the May 2005 Annual Shareholders’ Meetings	1,103,334	$62.79	494,489
2.	Equity compensation plans not previously approved by security holders		—	—	—
	Total		1,103,334	$62.79	494,489

Item 6.    Selected Financial Data.

The following table sets forth, for the periods and at the dates indicated, selected consolidated financial and operating data. The financial information has been derived from our consolidated financial statements.

The information set forth below is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ and other information included elsewhere or incorporated by reference in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2002		2003	2004	2005
	(in thousands, except per share, enrollment and campus data)
Income Statement Data:
Revenues	$92,876	$116,710		$147,025	$183,194	$220,507
Costs and expenses:
Instruction and educational support	33,699	41,601		53,116	63,860	76,977
Selling and promotion	12,576	16,773		22,768	29,435	41,090
General and administration	13,094	17,107		20,013	24,416	27,576
Gain on sale of asset	—	—		1,772	—	—
Income from operations	33,507	41,229		52,900	65,483	74,864
Investment and other income	3,791	1,775		2,420	1,595	2,982
Secondary offering expenses	—	490		—	—	—
Income before income taxes	37,298	42,514		55,320	67,078	77,846
Provision for income taxes	14,489	16,730		21,646	25,838	29,781
Net income	22,809	25,784		33,674	41,240	48,065
Preferred stock dividends and accretion	5,010	7,344		5,136	1,389	—
Net income available to common stockholders	$17,799	$18,440		$28,538	$39,851	$48,065
Net income per share:
Basic	$1.62	$2.14		$2.67	$2.91	$3.32
Diluted	$1.55	$1.78		$2.27	$2.74	$3.26
Weighted average shares outstanding:
Basic	10,970	8,617		10,694	13,674	14,472
Diluted (a)	14,737	14,516		14,857	15,057	14,741
Other Data:
Depreciation and amortization	$2,643	$3,642		$4,367	$5,375	$6,619
Capital expenditures	$6,274	$17,113	(b)	$6,840	$11,063	$12,275
Cash dividends per common share	$0.26	$0.26		$0.26	$0.41	$0.63
Enrollment (c)	14,009	16,532		20,138	23,539	27,305
Campuses (d)	17	20		25	30	35

	At December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$58,705	$67,256	$108,040	$122,757	$119,806
Working capital (e)	49,846	55,901	94,760	112,726	110,886
Total assets	110,488	140,124	182,556	210,114	225,845
Long-term liabilities	763	2,055	2,894	5,784	6,569
Total liabilities	29,513	39,942	53,892	61,192	74,005
Series A convertible redeemable preferred stock	148,347	93,807	95,686	—	—
Total stockholders’ equity (deficit)	(67,372)	6,375	32,978	148,922	151,840

(a)	Diluted weighted average shares outstanding include common shares issued and outstanding, the assumed conversion of Series A Preferred Stock issued in May 2001, accrued payment-in-kind dividends on and assumed conversion of the Series A Preferred Stock, the dilutive impact of restricted stock and outstanding options using the Treasury Stock Method.

(b)	Reflects the purchase for $12 million of three previously leased campus facilities in January 2002.

(c)	Reflects student enrollment as of the beginning of the fall academic term for each year indicated.

(d)	Reflects number of campuses offering classes during the fourth quarter of each year indicated.

(e)	Working capital is calculated by subtracting current liabilities from current assets.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with ‘‘Selected Historical Financial and Other Information,’’ our consolidated financial statements and the notes thereto, the ‘‘Cautionary Notice Regarding Forward-Looking Statements,’’ Item 1A entitled ‘‘Risk Factors’’ and the other information appearing elsewhere, or incorporated by reference, in this Annual Report on Form 10-K.

Background and Overview

We are an education services holding company that owns Strayer University, Inc. and Education Loan Processing, Inc. (‘‘ELP’’). The University is an institution of higher education which as of December 31, 2005, offered undergraduate and graduate degree programs at 37 campuses (including two campuses opened for 2006 winter term enrollment) in Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee, Georgia and Florida, and worldwide through Strayer University Online. The Company is planning to open a total of eight new campuses in 2006.

Having sold its student loan portfolio in the fourth quarter of 2003, the Company uses ELP to originate and administer student loans for expected future sale. In 2006, the Company expects that almost all of the new private loans utilized by its students will be obtained directly by the students from third party lenders without being originated by ELP.

As set forth below, enrollment (measured by fall term to fall term), full-time tuition rates, revenues, income from operations and net income have all increased in each of the last three years.

	Year Ended December 31,
	2003	2004	2005
Fall term enrollment	20,138	23,539	27,305
% Change from prior year	22%	17%	16%
Full-time tuition (per course)	$1,044	$1,096	$1,152
% Change from prior year	5%	5%	5%
Revenues (in thousands)	$147,025	$183,194	$220,507
% Change from prior year	26%	25%	20%
Income from operations (in thousands)	$52,900	$65,483	$74,864
% Change from prior year	28%	24%	14%
Net income (in thousands)	$33,674	$41,240	$48,065
% Change from prior year	31%	22%	17%
Diluted net income per share	$2.27	$2.74	$3.26
% Change from prior year	28%	21%	19%

Strayer University derives approximately 97% of its revenue from tuition collected from its students. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course prior to the beginning of the quarter. When students register for courses, tuition is recorded as unearned tuition, and is recognized in the quarter of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals or corporate discounts. Beginning in the first quarter 2004, the Company began recording employee tuition discounts and scholarships and awards as a reduction to revenue. The University also derives revenue from other sources such as application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, and other income which are recognized when incurred. Beginning in the first quarter of 2004, the Company began recording textbook-related income as revenue. Interest earned on the Company’s student loan portfolio and income generated from the sale of its student loans are recorded as revenue as well.

At the time of registration, unearned tuition (a liability) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Because the University's academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due for students who have left the University is charged against the allowance. Our bad debt expense as a percentage of revenue for the years ended December 31, 2003, 2004 and 2005 was 1.8% , 2.3% and 2.5%, respectively.

Strayer University's expenses consist of instruction and educational support expenses, selling and promotion expenses, and general and administration expenses. Instruction and educational support expenses generally contain items of expense directly attributable to the educational activity of the University. This expense category includes salaries and benefits of faculty and academic administrators. Instruction and educational support expenses also include costs of educational supplies and facilities, including rent for campus facilities, certain costs of establishing and maintaining computer laboratories and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices.

Selling and promotion expenses include salaries and benefits of personnel engaged in recruitment, admissions, retention, promotion and development, as well as costs of advertising and production of marketing materials.

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

Critical Accounting Policies and Estimates

‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations’’ discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for uncollectible accounts, income tax provisions, valuation of deferred tax assets and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements. Tuition revenue is deferred at the time of registration and is recognized as income, net of any refunds or withdrawals, in the respective quarter of instruction. Advance registrations for the next quarter are recorded as unearned tuition. We record estimates for our allowance for uncollectible accounts for tuition receivable from students. If the financial condition of our students were to deteriorate, resulting in impairment of their ability to make required payments for tuition payable to us, additional allowances may be required. We record estimates for our accrued expenses and income tax liabilities. Should actual results differ from our estimates, revisions to our accrued expenses and income tax liabilities may be required.

Results of Operations

In 2005, the Company generated $220.5 million in revenue, a 20% increase compared to 2004, primarily as a result of average enrollment growth of 18%. Although tuition increased 5% in 2005, revenue per student increased 2% affected by a mix shift to graduate students who, on average, take fewer classes than undergraduate students. Income from operations was $74.9 million for 2005, an increase of 14% compared to 2004. Income from operations of $52.9 million in 2003 includes $1.8 million generated from the gain on the sale of the Washington, D.C., campus building and $0.6 million from the gain on sale of its student loan portfolio. Net income in 2005 was $48.1 million, an increase of 17% compared to 2004. Net income of $33.7 million in 2003 includes $1.4 million for the gain on the sale of the Washington, D.C., campus building and gain on the sale of the student loan portfolio. Earnings per diluted share was $3.26 in 2005 compared to $2.74 in 2004. Earnings per diluted share of $2.27 in 2003 includes $0.10 from the two gains described above.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2003	2004	2005
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	36.1	34.9	34.9
Selling and promotion	15.5	16.1	18.6
General and administration	13.6	13.3	12.5
Gain on asset sale	1.2	—	—
Income from operations	36.0	35.7	34.0
Investment and other income	1.6	0.9	1.3
Income before income taxes	37.6	36.6	35.3
Provision for income taxes	14.7	14.1	13.5
Net income	22.9%	22.5%	21.8%
Tax rate	39.1%	38.5%	38.3%

New Campuses

The Company’s goal is to serve the demand for post secondary adult education by opening new campuses every year (with eight new campuses planned for 2006). The Company’s objective is to become a nationwide university. A new campus typically requires up to $1 million in upfront capital costs for leasehold improvements, furniture and fixtures and computer equipment. In the first year of operation, assuming a midyear opening, the Company expects to incur operating losses of about $1 million including depreciation related to capital costs described above. A new campus is typically expected to begin generating operating income on a quarterly basis after four to six quarters of operation, generally upon reaching an enrollment level of about 300 students. The Company’s new campus notional model assumes an increase of average enrollment by 100-150 students per year until reaching a level of about 1,000 students. Given the potential internal rate of return achieved with each new campus (an estimated 70%), opening new campuses is an important part of the Company’s strategy. The Company believes it has sufficient capital resources from cash, cash equivalents, marketable securities and cash generated from operating activities to continue to open new campuses for at least the next 12 months.

In 2005, the Company opened five new campuses – two in Tampa, Florida for the spring term; one in Greensboro, North Carolina and one in Columbia, South Carolina for the summer term; and

one in Atlanta, Georgia, its third campus in that market, for the fall term. In the prior year, the Company opened five new campuses as well, two in Georgia and one each in South Carolina, Tennessee and Pennsylvania. The Company opened two new campuses for 2006 winter term – one in Wilmington, Delaware and the other in Philadelphia, Pennsylvania (its fourth in that location) – and two new campuses in Pittsburgh, PA for the 2006 spring term. The Company is planning to open an additional four campuses in 2006.

Year Ended December 31, 2005 Compared To Year Ended December 31, 2004

Enrollment. Average enrollment increased 18% from 20,340 students for the year ended December 31, 2004 to 23,903 students for the same period in 2005. This growth is principally due to new campus openings, stable growth in our mature markets and the rapid growth in markets outside of commuting distance to a Strayer University physical campus served by Strayer University Online.

Revenues. Revenues increased 20% from $183.2 million in 2004 to $220.5 million in 2005 principally due to a 18% increase in the average enrollment. Although tuition increased 5% in 2005, revenue per student increased 2% affected by a mix shift to graduate students who, on average, take fewer classes than undergraduate students.

Instruction and educational support expenses. Instruction and educational support expenses increased $13.1 million, or 21%, from $63.9 million in 2004 to $77.0 million in 2005. This increase was principally due to direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, and campus facility costs which increased $4.5 million, $3.1 million, and $3.0 million, respectively. These costs as a percentage of revenues were 34.9% in 2005 as well as in 2004.

Selling and promotion expenses. Selling and promotion expenses increased $11.7 million, or 40%, from $29.4 million in 2004 to $41.1 million in 2005. This increase was principally due to the direct costs required to generate leads for enrollment growth and the addition of admissions personnel, particularly at new campuses and at Strayer University Online. These expenses as a percentage of revenues increased from 16.1% in 2004 to 18.6% in 2005 largely attributable to both marketing costs and staffing costs growing faster than tuition revenue.

General and administration expenses. General and administration expenses increased $3.2 million, or 13%, from $24.4 million in 2004 to $27.6 million in 2005. This increase was principally due to increased employee compensation and related expenses at both corporate and campus locations and higher bad debt expense, which increased $0.7 million and $1.3 million, respectively. General and administration expenses as a percentage of revenues decreased slightly to 12.5% in 2005 from 13.3% in 2004 primarily due to greater revenues being spread over the largely fixed costs of various centralized functions.

Income from operations. Income from operations increased $9.4 million, or 14%, from $65.5 million in 2004 to $74.9 million in 2005 due to the aforementioned factors.

Investment and other income. Investment and other income increased $1.4 million, or 87%, from $1.6 million in 2004 to $3.0 million in 2005. This increase was principally due to higher yields from the Company’s investments in a short-term tax-exempt bond fund and tax-exempt money market funds.

Provision for income taxes. Income tax expense increased $4.0 million, or 15%, from $25.8 million in 2004 to $29.8 million in 2005 primarily due to the increase in income before taxes attributable to the factors discussed above. This was partly offset by a lower effective tax rate of 38.3% in 2005, compared to 38.5% in 2004, resulting primarily from higher income from tax-exempt securities.

Net income. Net income increased $6.9 million, or 16.6%, from $41.2 million in 2004 to $48.1 million in 2005 because of the factors discussed above.

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

Revenues. Revenues increased 25% from $147.0 million in 2003 to $183.2 million in 2004 principally due to a 21% increase in the average enrollment and a 5% tuition increase in 2004. Contributing to 2003 revenue was $0.6 million resulting from the gain on the sale of the Company’s student loan portfolio.

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

Selling and promotion expenses. Selling and promotion expenses increased $6.6 million, or 29%, from $22.8 million in 2003 to $29.4 million in 2004. This increase was principally due to the direct costs required to generate leads for enrollment growth, which increased $4.0 million, and the addition of admissions personnel, particularly at new campuses and at Strayer University Online, which increased $2.2 million. These expenses as a percentage of revenues increased from 15.5% in 2003 to 16.1% in 2004 largely attributable to both marketing costs and staffing costs growing faster than tuition revenue.

General and administration expenses. General and administration expenses increased $4.4 million, or 22%, from $20.0 million in 2003 to $24.4 million in 2004. This increase was principally due to increased employee compensation and related expenses and higher bad debt expense, which increased $2.4 million and $1.5 million, respectively. General and administration expenses as a percentage of revenues decreased slightly to 13.3% in 2004 from 13.6% in 2003 primarily due to greater revenues being spread over the largely fixed costs of various centralized functions.

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

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term. In 2005, enrollments at the beginning of the winter, spring, summer and fall academic terms were 23,815, 23,733, 20,757 and 27,305, respectively.

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and do not vary significantly on a quarterly basis.

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2003, 2004 and 2005:

Quarterly Revenues
(dollars in thousands)

	2003		2004		2005
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$36,694	25%	$46,106	25%	$56,153	26%
June 30	36,965	25	46,811	26	55,249	25
September 30	29,993	20	38,009	21	47,087	21
December 31	43,373	30	52,268	28	62,018	28
Total for Year	$147,025	100%	$183,194	100%	$220,507	100%

Liquidity and Capital Resources

At December 31, 2005, the Company had cash, cash equivalents and marketable securities of $119.8 million compared to $122.8 million at December 31, 2004. Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of December 31, 2005, the Company had a total of $45.6 million invested in the short-term, tax-exempt bond fund, having added $20.0 million to it in the fourth quarter of 2005. At December 31, 2005, the 401 issues in this fund had an average credit rating of Aa1, an average maturity of 1.1 years and an average duration of 1.0 years, as well as an average yield to maturity of 3.2%. We had no debt as of December 31, 2005 or December 31, 2004.

For the year ended December 31, 2005, the Company generated $55.1 million net cash from operating activities compared to $58.1 million for the same period in 2004. The decrease resulted primarily from a large tax benefit from the exercise of stock options in 2004, which did not re-occur in 2005, partly offset by higher net income in 2005.

Capital expenditures were $12.3 million for the year ended December 31, 2005 compared to $11.1 million for the same period in 2004. In the third quarter of 2003, net proceeds of $4.8 million were received for the sale of our Washington, D.C. campus building. Capital expenditures for the year ending December 31, 2006 are expected to be in the range of $13-15 million inclusive of the expected opening of eight new campuses. For the year ended December 31, 2005, we paid $9.0 million in cash dividends to our common stockholders and spent $38.0 million repurchasing our common shares in the open market.

In 2005, bad debt expense as a percentage of revenue was 2.5% compared to 2.3% for the same period in 2004. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 10 days at the end of the fourth quarter 2005 compared to 11 days in 2004.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of December 31, 2003, 2004 and 2005:

Cash and Marketable Securities
(in millions)

	At December 31,
	2003	2004	2005
Cash and cash equivalents	$82.1	$97.0	$74.2
Marketable securities (short-term bond fund)	25.9	25.8	45.6
Total	$108.0	$122.8	$119.8

	Year Ended December 31,
	2003	2004	2005
Investment and other income	$2.4	$1.6	$3.0

The table below sets forth our contractual commitments associated with operating leases as of December 31, 2005:

	Payments Due By Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$88,686	$11,231	$21,968	$21,409	$34,078

Impact of Inflation

Inflation has not had a significant impact on the Company's historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2005, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

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

Earnings from investments in bank overnight deposits, money market mutual funds and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2005, a 10% increase or decline in interest rates will not have a material impact on the Company’s future earnings, fair values or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders
Strayer Education, Inc.

We have completed integrated audits of Strayer Education, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
McLean, Virginia
March 10, 2006

STRAYER EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
ASSETS	2004	2005
Current assets:
Cash and cash equivalents	$97,004	$74,212
Marketable securities available for sale, at fair value	25,753	45,594
Tuition receivable, net of allowances for doubtful accounts of $1,301 and $1,927 in 2004 and 2005, respectively	41,669	55,935
Student loans receivable – held for sale	29	—
Other current assets	3,679	2,581
Total current assets	168,134	178,322
Property and equipment, net	41,137	46,684
Restricted cash	500	500
Other assets	343	339
Total assets	$210,114	$225,845
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,971	$6,402
Accrued expenses	2,318	1,483
Income taxes payable	6,060	3,773
Unearned tuition	42,059	55,778
Total current liabilities	55,408	67,436
Deferred income taxes	1,077	205
Long-term liabilities	4,707	6,364
Total liabilities	61,192	74,005
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,669,487 and 14,292,249 shares issued and outstanding as of December 31, 2004 and 2005, respectively	147	143
Additional paid-in capital	140,943	105,328
Unearned compensation – restricted stock.	—	(405)
Retained earnings	7,983	47,020
Accumulated other comprehensive income (loss)	(151)	(246)
Total stockholders' equity	148,922	151,840
Total liabilities and stockholders' equity	$210,114	$225,845

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2003	2004	2005
Revenues	$147,025	$183,194	$220,507
Costs and expenses:
Instruction and educational support	53,116	63,860	76,977
Selling and promotion	22,768	29,435	41,090
General and administration	20,013	24,416	27,576
Gain on sale of asset	1,772	—	—
Income from operations	52,900	65,483	74,864
Investment and other income	2,420	1,595	2,982
Income before income taxes	55,320	67,078	77,846
Provision for income taxes	21,646	25,838	29,781
Net income	$33,674	$41,240	$48,065
Preferred stock dividends and accretion	5,136	1,389	—
Net income available to common stockholders	$28,538	$39,851	$48,065
Net income per share:
Basic	$2.67	$2.91	$3.32
Diluted	$2.27	$2.74	$3.26
Weighted average shares outstanding:
Basic	10,694	13,674	14,472
Diluted	14,857	15,057	14,741

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2003	2004	2005
Net income	$33,674	$41,240	$48,065
Other comprehensive income:
Unrealized gains (losses) on investments, net of taxes	(49)	(102)	(95)
Reclassification adjustment for realized gains included in net income, net of taxes	(74)	—	—
Comprehensive income	$33,551	$41,138	$47,970

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amt
Balance, December 31, 2002	10,652,412	$107	$58,868	—	$(52,674)	$74	$6,375
Exercise of stock options	83,333	1	2,806	—	—	—	2,807
Tax benefit from exercise of stock options	—	—	1,384	—	—	—	1,384
Repurchase of common stock	(32,350)	(1)	(3,220)	—	—	—	(3,221)
Preferred stock dividends and accretion	—	—	—	—	(5,136)	—	(5,136)
Common stock dividends	—	—	—	—	(2,782)	—	(2,782)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	—	(123)	(123)
Net income	—	—	—	—	33,674	—	33,674
Balance, December 31, 2003	10,703,395	$107	$59,838	—	$(26,918)	$(49)	$32,978
Exercise of stock options	335,416	3	11,945	—	—	—	11,948
Tax benefit from exercise of stock options	—	—	9,758	—	—	—	9,758
Issuance of common stock for redemption of preferred stock	3,977,120	40	96,166	—	—		96,206
Repurchase of common stock	(346,444)	(3)	(36,764)	—	—	—	(36,767)
Preferred stock dividends and accretion	—	—	—	—	(1,389)	—	(1,389)
Common stock dividends	—	—	—	—	(4,950)	—	(4,950)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	—	(102)	(102)
Net income	—	—	—	—	41,240	—	41,240
Balance, December 31, 2004	14,669,487	$147	$140,943	—	$7,983	$(151)	$148,922
Exercise of stock options	28,333	—	1,336	—	—	—	1,336
Tax benefit from exercise of stock options	—	—	560	—	—	—	560
Repurchase of common stock	(410,071)	(4)	(37,964)	—	—	—	(37,968)
Restricted stock grant	4,500	—	453	$(405)	—	—	48
Common stock dividends	—	—	—	—	(9,028)	—	(9,028)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	—	(95)	(95)
Net income	—	—	—	—	48,065	—	48,065
Balance, December 31, 2005	14,292,249	$143	$105,328	$(405)	$47,020	$(246)	$151,840

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$33,674	$41,240	$48,065
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(135)	—	—
Gain on sale of property and equipment	(1,772)	—	—
Loss on disposal of assets	—	30	37
Amortization of deferred rent	337	614	230
Depreciation and amortization	4,367	5,375	6,619
Provision for student loan losses	141	(227)	(162)
Deferred income taxes	(19)	(101)	(63)
Stock-based compensation	—	—	48
Changes in assets and liabilities:
Tuition receivable, net	(10,238)	(5,672)	(14,266)
Other current assets	(706)	(899)	630
Restricted cash	(500)	—	—
Other assets	7	25	4
Accounts payable	1,593	287	1,503
Accrued expenses	1,148	(11)	(835)
Income taxes payable	2,517	13,650	(2,804)
Unearned tuition	9,281	2,925	13,719
Deferred lease incentives	11	745	2,342
Student loans originated or acquired	(7,150)	(1,361)	(686)
Collections on student loans receivable	16,730	1,506	762
Net cash provided by operating activities	49,286	58,126	55,143
Cash flows from investing activities:
Proceeds from sale of property and equipment	4,823	—	—
Proceeds from sale of marketable securities	26,135	—	—
Purchases of property and equipment	(6,840)	(11,063)	(12,275)
Purchases of marketable securities	(34,000)	—	(20,000)
Net cash used in investing activities	(9,882)	(11,063)	(32,275)
Cash flows from financing activities:
Common dividends paid	(2,776)	(5,645)	(9,028)
Preferred dividends paid	(3,260)	(1,684)	—
Proceeds from exercise of stock options	2,807	11,948	1,336
Repurchase of common stock	(3,221)	(36,767)	(37,968)
Net cash used in financing activities	(6,450)	(32,148)	(45,660)
Net increase (decrease) in cash and cash equivalents	32,954	14,915	(22,792)
Cash and cash equivalents – beginning of year	49,135	82,089	97,004
Cash and cash equivalents – end of year	$82,089	$97,004	$74,212
Non-cash transactions:
Purchases of property and equipment included in accounts payable	$1,076	$633	$561

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Strayer Education, Inc. (the ‘‘Company’’), a Maryland corporation, conducts its operations through its subsidiaries, Strayer University, Inc. (the ‘‘University’’) and Education Loan Processing, Inc. (‘‘ELP’’). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through, as of December 31, 2005, 37 campuses (including two campuses opened for 2006 winter term) in Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee, Georgia and Florida, and worldwide via the Internet through Strayer University Online. With the Company’s focus on the customer, regardless of whether he or she chooses to take classes at a physical campus or online, we have only one reporting segment.

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

Marketable Securities

Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of December 31, 2005, the Company had a total of $45.6 million invested in the short-term tax-exempt bond fund. The investments are considered ‘‘available-for-sale’’ as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the year ended December 31, 2005 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Beginning in the first quarter 2004, the Company began recording employee tuition discounts and scholarships & awards as a reduction to revenues. In 2003, these items (totaling $2.2 million for the year ended December 31, 2003) were classified as operating expenses.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees and other income which are recognized when incurred. Beginning in the first quarter 2004, the Company began recording textbook-related income as revenues. In 2003, this income ($0.6 million for the year ended December 31, 2003) was included in Investment and other income. This change in classification, as well as the one referenced above, had no impact on net income and is an immaterial amount.

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

Concentration of Credit Risk

The Company places its cash and temporary cash investments in money market mutual funds and bank overnight deposits with high credit quality institutions. Cash and cash equivalent balances are generally in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The Company has also invested its excess cash in a diversified, short-term, investment grade, tax-exempt bond fund that is classified under ‘‘Marketable Securities.’’

Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University's student base. The University establishes an allowance for doubtful tuition accounts based upon historical trends and other information.

With the sale of its student loan portfolio in the fourth quarter of 2003, the Company has significantly reduced its credit risk in this area. Although the Company may continue to originate student loans, it intends to divest these loans to long-term lenders which should keep credit risk to a minimum.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair-value based model. Through 2005, no such impairment loss had occurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $4,367,000, $5,375,000 and $6,619,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2005 in the Consolidated Statements of Cash Flows have been

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjusted to exclude non-cash purchases of property and equipment transactions during that period. In 2003 and 2004, non-cash transactions were included in these line items. This change in classification had no impact on net increase (decrease) in cash and cash equivalents, and is immaterial to prior periods.

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

Long-Term Liabilities

The Company has no debt; most of its long-term liabilities are for lease incentives related to the opening of new campuses and for the straight-lining of rent expense. In conjunction with the opening of some new campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. In accordance with the FASB Technical Bulletin No. 85-3, ‘‘Accounting for Operating Leases with Schedule Rent Increases’’, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. (See Note 9 below for more information.)

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

The Black-Scholes option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

	For the twelve months ended December 31,
	2003	2004	2005
Dividend yield	0.5%	0.24%	0.48%
Risk-free interest rates	3.0%	3.8%	3.9%
Volatility	40%	34%	34%
Expected option term (years)	5.2	6.1	6.1
Weighted average fair value of options granted during the year	$21.88	$45.27	$39.61

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Had the compensation cost for our stock option plans been determined based on the fair value at the grant date rather than the intrinsic-value method, our pro forma amounts would be as follows:

In thousands (except per share)	2003	2004	2005
Net income	$33,674	$41,240	$48,065
Stock-based compensation expense, net of tax	4,383	2,821	3,383
Pro forma net income	$29,291	$38,419	$44,682
Net income available to common stockholders	$28,538	$39,851	$48,065
Stock-based compensation expense, net of tax	4,383	2,821	3,383
Pro forma net income available to common stockholders	$24,155	$37,030	$44,682
Earnings per share
As reported:
Basic	$2.67	$2.91	$3.32
Diluted	2.27	2.74	3.26
Pro forma:
Basic	$2.26	$2.71	$3.09
Diluted	1.97	2.55	3.02

Pro forma disclosures for stock options accounting may not be representative of the effects on reported net income in future years.

Net Income Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At December 31, 2005, the Company had 302,083 issued and outstanding stock options that were excluded from the calculation. A reconciliation of shares used to calculate basic and diluted earnings per share is as follows (in thousands):

	2003	2004	2005
Weighted average shares outstanding used to compute basic earnings per share	10,694	13,674	14,472
Incremental shares issuable upon the assumed conversion of Series A Convertible Redeemable Preferred Stock	3,846	1,047	—
Incremental shares issuable upon the assumed exercise of stock options	317	336	269
Shares used to compute diluted earnings per share	14,857	15,057	14,741

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

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income

Comprehensive income consists of net income and unrealized gains (losses) on investments in marketable securities, net of income taxes.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (‘‘SFAS 123(R)’’), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005, and thus, will be adopted by the Company beginning with the first quarter of 2006 on a prospective basis. The Company will continue to evaluate the impact of SFAS 123(R) on its financial condition and results of operations. Presented in Note 2 is information related to the pro forma effects on the Company’s reported net income and net income per share of applying the fair value recognition provisions of the previous Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. As a result of the provisions of SFAS 123(R), we expect the compensation charges to reduce diluted net income per share by approximately $0.36 to $0.38 for the year ended December 31, 2006 including all stock-based compensation activity through March 15, 2006. However, the Company’s assessment of the estimated compensation charges is affected by assumptions regarding a number of variables and the related tax impact. These variables include, but are not limited to, the volatility of the Company’s stock price and employee stock option exercise behaviors.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (‘‘SFAS 153’’). SFAS 153 requires that exchanges of nonmonetary assets are to be measured based on fair value and eliminates the exception for exchanges of nonmonetary, similar productive assets, and adds an exemption for nonmonetary exchanges that do not have commercial substance. The Company adopted SFAS 153 on July 1, 2005. The adoption of SFAS 153 is expected to have no material impact on our financial condition or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (‘‘SFAS 154’’). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 beginning in the first quarter of 2006.

3.    Investments – Marketable Securities

The cost and fair value for investments in marketable securities as of December 31, 2004 and 2005 are as follows (in thousands):

	2004	2005
Cost	$26,000	$46,000
Gross unrealized gain (loss)	(247)	(406)
Fair value	$25,753	$45,594

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has invested some of its excess cash in a diversified, no load, short-term, investment grade, tax-exempt bond fund. At December 31, 2005, the 401 issues in this fund had an average credit rating of Aa1, an average maturity of 1.1 years, an average duration of 1.0 years and an average yield to maturity of 3.2%.

4.    Student Loans Receivable and Student Loans Receivable – Held for Sale

In the fourth quarter 2003, the Company sold its student loan portfolio to a national student loan marketing organization. The Company recorded revenue of $580,000 for the gain on the sale of the portfolio. The Company also recorded a liability of $333,000 for the estimated potential payments under the indemnification provided to the purchaser of the loans (see Note 9). The Company may continue to originate student loans which it expects to periodically divest. Loans originated and held for sale are classified as a current asset. The Company had no student loans receivable – held for sale at December 31, 2005.

The loans receivable under the Strayer Education Loan Program as of December 31, 2004 and 2005 are immaterial.

5.    Property and Equipment

The composition of property and equipment as of December 31, 2004 and 2005 is as follows (in thousands):

	2004	2005	Estimated useful life (years)
Land	$6,526	$6,526	—
Buildings and improvements	18,111	19,399	5-40
Furniture and equipment	22,408	29,467	5-7
Leasehold improvements	10,555	13,528	3-10
Vehicles	22	22	5
Construction in progress	73	98	—
	57,695	69,040
Accumulated depreciation and amortization	(16,558)	(22,356)
	$41,137	$46,684

In 2004 and 2005, the Company recorded leasehold improvements of $1,545,000 and $1,542,000, respectively, which were reimbursed by lessors as lease incentives. In 2005, the Company wrote-off $0.9 million in fixed assets that were fully depreciated and no longer in service.

6.    Restricted Cash

In 2003, as part of commencing operations in Pennsylvania, the Company was required to maintain a ‘‘minimum protective endowment’’ of at least $500,000. These funds are required as long as the Company operates its campuses in the state. The Company accounts for these funds as a long-term asset.

7.    Stock Options and Restricted Stock

In July 1996, the Company set aside 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan, which was amended at the May 2001 Annual Shareholders' Meeting and at the May 2005 Annual Shareholders’ Meeting to increase the shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively (as amended, ‘‘the Plan’’). A total of 3,000,000 shares have been approved for grants under the Plan. The Plan provides for the grant of

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options and restricted stock to employees, officers, and directors of the Company. Options and restricted stock may be granted to eligible employees, officers, and directors of the Company at the discretion of the Board of Directors. Vesting provisions are also at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years. Stock option activity for the years ended December 31, 2003, 2004 and 2005 is as follows:

	Number of shares	Weighted-average exercise price
Balance, December 31, 2002	970,000	$37.09
Grants	245,000	54.19
Exercises	(83,333)	33.69
Forfeitures	—	—
Balance, December 31, 2003	1,131,667	41.05
Grants	85,000	113.54
Exercises	(335,416)	35.62
Forfeitures	(26,667)	78.40
Balance, December 31, 2004	854,584	49.22
Grants	277,083	103.04
Exercises	(28,333)	47.18
Forfeitures	—	—
Balance, December 31, 2005	1,103,334	$62.79

The number of shares exercisable as of December 31, 2003, 2004 and 2005 are as follows:

	Number of shares	Weighted-average exercise price
Exercisable, December 31, 2003	506,662	$36.40
Exercisable, December 31, 2004	536,248	$39.04
Exercisable, December 31, 2005	621,247	$40.86

The weighted average exercise price per share of all options as of December 31, 2005 was $62.79. The options vest over three to four years with exercise prices ranging from $33.69 to $119.72 for all options granted after 2000. These options expire within six to eight years from date of grant and have a weighted-average contractual life of 3.6 years as of December 31, 2005.

The following table summarizes information about the stock options to purchase the Company’s common stock at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at 12/31/05	Weighted- average remaining contractual life	Weighted- average exercise price	Number exercisable at 12/31/05	Weighted- average exercise price
$33.69-49.33	536,250	2.4	$38.35	506,250	$37.70
$53.61-67.87	215,001	2.7	$54.43	114,997	$54.74
$83.80-119.72	352,083	6.0	$105.10	0	—
$33.69-119.72	1,103,334	3.6	$62.79	621,247	$40.86

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth the restricted stock activity for the year ended December 31, 2005:

	Number of shares	Weighted-average exercise price
Outstanding grants at December 31, 2004	—	—
New shares granted.	4,500	$100.58
Shares vested	—	—
Shares forfeited	—	—
Outstanding grants at December 31, 2005.	4,500	$100.58

A total of 494,489 shares were authorized but unissued under the Plan as of December 31, 2005.

8.    Series A Convertible Mandatorily Redeemable Preferred Stock

A total of 6,000,000 shares of Series A Convertible Redeemable Preferred Stock, par value $.01, have been authorized. In May 2001, the Company underwent a $150 million recapitalization and change of control transaction in which it issued 5,769,231 shares of its Series A Convertible Mandatorily Redeemable Preferred Stock (the ‘‘Series A Convertible Redeemable Preferred Stock’’) of the Company to an investor group consisting of New Mountain Partners, L.P. and MidOcean Capital Investors, L.P. (formerly DB Capital Partners, Inc.) (collectively, the ‘‘Original Investors’’). The Series A Convertible Redeemable Preferred Stock had an effective dividend yield of 5.43% and each share of Series A Convertible Redeemable Preferred Stock was convertible into one share common stock, subject to adjustment under certain circumstances. The Company used the $150 million, together with approximately $36.4 million of its cash and marketable securities, to repurchase 7,175,000 shares of outstanding common stock of the Company in a tender offer at $25.00 per share open to all shareholders; as the Company’s shares had traded above $25.00 per share, only the Company's then CEO and majority stockholder tendered shares. In March 2004, 3.1 million outstanding and accrued shares of the Series A Convertible Redeemable Preferred Stock were converted into shares of common stock on a one for one basis and sold in a secondary public offering. The Company received no proceeds from such offering other than $4.2 million associated with certain management option exercises in connection with the secondary offering. In June 2004, the remaining 875,120 outstanding and accrued shares of Series A Convertible Redeemable Preferred Stock were called for redemption by the Company and in lieu of being redeemed for cash, were converted by the holders into 875,120 common shares in accordance with the terms of the Series A shares. As a result, the Company does not have any preferred shares outstanding.

9.    Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses during 2005, the Company recorded reimbursements by the lessors for improvements made to the leased properties in the amount of $1.5 million. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2004 and 2005, the Company had deferred lease incentives of $2,669,000 and $3,481,000, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, ‘‘Accounting for Operating Leases with Schedule Rent Increases,’’ the Company records rent expense on a straight-line basis over the initial

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2004 and 2005, the Company had lease obligations of $1,823,000 and $2,783,000, respectively.

Indemnification on the Sale of Student Loans

In the fourth quarter of 2003, the Company sold its student loan portfolio to a national student loan marketing organization. Under the terms of the Indemnification Agreement, the Company has provided an indemnification to the purchaser of the student loans for claims that may arise due to loan documentation, regulatory compliance, and loan servicing for the student loans that were sold. The Company did not indemnify the purchaser for any credit risk associated with the loans sold. As of December 31, 2004 and 2005, the Company had recorded a liability of $215,000 and $100,000, respectively, for the estimated potential payments under the indemnification and classified it as a long-term liability on the balance sheet.

10.    Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Participants may contribute up to $15,000 of their base compensation. Employee contributions are voluntary. Discretionary contributions were made by the Company, matching up to 3% of annual wages contributed to the plan in 2005 and up to 2% in 2003 and 2004. The Company’s contributions totaled $338,000, $400,000 and $660,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (‘‘ESPP’’). Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 90 percent of its market value at the date of purchase. Purchases are limited to 10 percent of an employee's eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for each of the three years in the period ended December 31, 2005 were as follows:

	Shares Purchased	Average price per share
2003	5,563	$65.10
2004	4,186	$98.78
2005	4,758	$89.17

11.    Stock Repurchase Plan

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of the Common Stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The authorization was increased an additional $25 million in May 2004, an additional $25 million in October 2004, an additional $25 million in July 2005, and an additional $20 million in October 2005. A total of $110 million has been authorized by the Company’s Board of Directors for share repurchase. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This Share repurchase Plan may be modified, suspended or terminated at any time by the Company without notice.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s stock repurchase activity for the years ended December 31, 2003, 2004 and 2005, all of which was part of a publicly announced plan, is set forth in the table below:

	Number of shares repurchased	Average price paid per share	Amount available for future repurchases ($mil.)
2003	32,350	$99.57
2004	346,444	$106.13
2005	410,071	$92.59
	788,865	$98.82	$32.0

12.    Commitments and Contingencies

The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

As of December 31, 2005, the Company had long-term operating leases for 37 campus and other administrative locations. Rent expense was $6,279,000, $8,645,000 and $10,509,000 for the years ended December 31, 2003, 2004 and 2005, respectively. The Company has had one lease with affiliates of the Company's former CEO and majority stockholder. This lease expires in 2006; however, the Company’s former CEO and majority stockholder sold his interest in this building in February 2005. Rent paid to entities affiliated with the Company’s former CEO and majority stockholder were $346,000, $356,000 and $45,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

The rents on the Company's leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2005, are as follows (in thousands):

Minimum rental commitments
2006	$11,231
2007	11,068
2008	10,900
2009	11,068
2010	10,341
Thereafter	34,078
Total	$88,686

In addition, the Company has available two $10 million credit facilities from two banks. Interest on any borrowings under either facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company does not pay a fee for these facilities. There have been no borrowings by the Company under these credit facilities.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Income Taxes

The income tax provision for the years ended December 31, 2003, 2004 and 2005 is summarized below (in thousands).

	2003	2004	2005
Current:
Federal	$17,911	$21,184	$25,502
State	3,706	4,024	5,421
Total Current	21,617	25,208	30,923
Deferred:
Federal	25	561	(798)
State	4	69	(344)
Total deferred	29	630	(1,142)
Total provision for income taxes	$21,646	$25,838	$29,781

The tax effects of the principal temporary differences that give rise to the Company's deferred tax assets (liabilities) are as follows as of December 31, 2004 and 2005 (in thousands):

	2004	2005
Tuition receivable and student loans	$508	$798
Accrued vacation payable	138	118
Unrealized losses on marketable securities	96	159
Current net deferred tax asset	742	1,075
Student loans	83	2
Property and equipment	(1,862)	(1,322)
Deferred leasing costs	702	1,096
Stock-based compensation	—	19
Long-term net deferred tax liability	(1,077)	(205)
Net deferred tax asset (liability)	$(335)	$870

A reconciliation between the Company's statutory tax rate and the effective tax rate for the years ended December 31, 2003, 2004 and 2005 is as follows:

	2003	2004	2005
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.3%	4.3%	4.4%
Non-taxable interest income	(0.2)%	(0.8)%	(1.3)%
Other	—	—	0.2%
Effective tax rate	39.1%	38.5%	38.3%

Cash payments for income taxes were $19.2 million in 2003, $12.3 million in 2004, and $32.6 million in 2005.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2004 and 2005 is as follows (in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2004
Total revenues	$46,106	$46,811	$38,009	$52,268
Income from operations	18,512	18,362	7,837	20,772
Net income	11,468	11,403	5,090	13,279
Net income available to common stockholders	10,358	11,124	5,090	13,279
Net income per share:
Basic	$0.92	$0.80	$0.35	$0.91
Diluted	$0.76	$0.75	$0.34	$0.89

	Quarter
	First	Second	Third	Fourth
2005
Total revenues	$56,153	$55,249	$47,087	$62,018
Income from operations	22,488	19,492	9,572	23,312
Net income	14,091	12,525	6,438	15,011
Net income available to common stockholders	14,091	12,525	6,438	15,011
Net income per share:
Basic	$0.96	$0.86	$0.45	$1.05
Diluted	$0.94	$0.85	$0.44	$1.03

STRAYER EDUCATION, INC.
Schedule II — Valuation and Qualifying Accounts
(in thousands)

Description	Balance beginning of period	Additions charged to expense	Deductions	Balance end of period	Bad debt expense as a % of revenue
Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2005	$1,301	$5,499	$(4,873)	$1,927	2.5%
Year ended December 31, 2004	785	4,208	(3,692)	1,301	2.3%
Year ended December 31, 2003	635	2,670	(2,520)	785	1.8%
Allowance for loan losses:
Year ended December 31, 2005	17	—	(11)	6
Year ended December 31, 2004	127	—	(110)	17
Year ended December 31, 2003	603	141	(617)	127

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of December 31, 2005. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant had in place, as of December 31, 2005, effective controls and procedures designed to

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ensure that information required to be disclosed by the Registrant (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Registrant’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

The Registrant’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Registrant’s principal executive officer and principal financial officer, the Registrant’s management assessed the effectiveness of the registrant’s internal control over financial reporting, as of December 31, 2005 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

The Registrant’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Registrant’s internal control over financial reporting that occurred during the quarter ended December 31, 2005, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors and Executive Officers

The following table sets forth certain information with respect to the Company’s directors and executive officers.

Name	Age	Position
Directors:
Robert S. Silberman	48	Chairman of the Board and Chief Executive Officer
Dr. Charlotte F. Beason	58	Director
William E. Brock	75	Director
David A. Coulter	58	Director
Gary Gensler	48	Director
Robert R. Grusky	48	Director
Steven B. Klinsky	49	Director
Robert L. Johnson	59	Director
Todd A. Milano	53	Director
G. Thomas Waite, III	54	Director
J. David Wargo	52	Director
Executive Officers:
Mark C. Brown	47	Senior Vice President and Chief Financial Officer
Lawrence M. Gudis	55	Senior Vice President – Operations
Lysa A. Hlavinka	39	Senior Vice President – Marketing and Administration
Steven A. McArthur	48	Senior Vice President and General Counsel
Pamela S. Bell	46	Provost
James F. McCoy	46	Vice President – Campus Operations
Kevin P. O'Reagan	46	Vice President and Chief Technology Officer
Sonya G. Udler	38	Vice President – Corporate Communications
Michael J. Fortunato	42	Controller

Directors

Mr. Robert S. Silberman has been Chairman of the Board since February 2003 and Chief Executive Officer since March 2001. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Mr. Silberman has been a Director of Strayer since March 2001. He serves on the Board of Directors of Covanta Holding Company, NewPage Holding Corporation, and on the Management Advisory Board of New Mountain Capital, LLC. He also serves on the Board of Visitors of The Johns Hopkins University School of Advanced International Studies. Mr. Silberman is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.

Dr. Charlotte F. Beason is a former consultant in education and health care administration. From 1988 to 1996, she was Director of Health Professions Education Service and the Health Professional

Scholarship Program at the Department of Veterans Affairs. From 2000 to 2003, Dr. Beason was Chair and Vice Chair of the Commission on Collegiate Nursing Education (an autonomous agency accrediting baccalaureate and graduate programs in nursing); she is a member of the Accreditation Review Committee of the American Nurses Credentialing Commission. Dr. Beason has served on the Board since 1996 and is a member of the Nominating/Governance Committee of the Board and also a member of the Strayer University Board of Trustees. Dr. Beason holds a bachelor’s degree in nursing from Berea College, a master’s degree in psychiatric nursing from Boston University and a doctorate in clinical psychology and public practice from Harvard University.

Mr. William E. Brock is the founder and Chairman of the Brock Offices, a firm specializing in international trade, investment and human resources. From 1985 to 1987, Mr. Brock served in the President’s Cabinet as the U.S. Secretary of Labor, and from 1981 to 1985, as the U.S. Trade Representative. Elected Chairman of the Republican National Committee from 1977 to 1981, Mr. Brock previously served as a Member of Congress and, subsequently, as U.S. Senator for the State of Tennessee. Mr. Brock serves as a Counselor and Trustee of the Center for Strategic and International Studies, and as a member of the Board of Directors of On Assignment, Inc., and Health Extra, Inc. Mr. Brock has been a member of the Board since 2001 and is Chair of the Nominating/Governance Committee of the Board. He holds a bachelor’s degree in commerce from Washington and Lee University. Mr. Brock has also received a number of honorary degrees.

Mr. David A. Coulter is currently Managing Director and Senior Advisor at Warburg Pincus, LLC. He was Vice Chairman of J.P. Morgan & Chase Co. from December 2000 to December 2005. Mr. Coulter was Vice Chairman of The Chase Manhattan Corporation from July 2000 to December 2000. Prior to joining Chase, Mr. Coulter led the West Coast operations of the Beacon Group, a private investment and strategic advisory firm, and prior to that, Mr. Coulter served as the Chairman and Chief Executive Officer of the BankAmerica Corporation. Mr. Coulter is a member of the Board of Directors of PG&E Corporation, First Data Corporation and the Irvine Company. Mr. Coulter is currently serving as the Presiding Independent Director of the Strayer Education, Inc. Board of Directors, on which he has served since 2002. Mr. Coulter holds a bachelor’s degree in mathematics and economics and a master’s degree in industrial administration, both from Carnegie Mellon University.

Mr. Gary Gensler served as Under Secretary of the U.S. Department of the Treasury from 1999 to 2001, and as Assistant Secretary of the Treasury from 1997 to 1999. From 1988 to 1997, Mr. Gensler was a partner of The Goldman Sachs Group, LP, where he served in various capacities including co-head of finance, responsible for controllers and treasury worldwide. He serves as a Trustee of the Baltimore Museum of Art, the Bryn Mawr School, and Enterprise Community Partners, and is a member of the Board of Visitors of the University of Maryland, Baltimore County, and the Board of The Johns Hopkins Center for Talented Youth as well as the Board of WageWorks, Inc. and the Washington Hospital Center. Mr. Gensler also serves on the Management Advisory Board of New Mountain Capital, LLC. Mr. Gensler has served on the Board since 2001 and is Chair of the Audit Committee of the Board. Mr. Gensler holds a bachelor’s degree in economics and an MBA from the Wharton School of the University of Pennsylvania.

Mr. Robert R. Grusky is the Founder and Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000 and was a Principal and Member from 2000 to 2005 and has been a Senior Advisor since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities, including Vice President at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He is also on the Board of Directors of Surgis, Inc., and National Medical Health Card Systems, Inc., as well as a member of the Board of Trustees of Hackley School and the Multiple Myeloma Research Foundation. Mr. Grusky has served on the Board since 2001 and is a member of the Audit Committee of the Board. He holds a bachelor’s degree in history from Union College and an MBA from Harvard University.

Mr. Robert L. Johnson is the Chairman and Chief Executive Officer of RLJ Companies, where he owns or holds interests in companies operating in the professional sports, hospitality/restaurant, real estate, gaming, and recording industries. Mr. Johnson is the founder of Black Entertainment Television (BET), a subsidiary of Viacom and the leading African-American operated media and entertainment company in the United States, and served as its Chief Executive Officer until January 2006. In 2002, Mr. Johnson became the first African-American majority owner of a major sports franchise, the Charlotte Bobcats of the NBA. He is also the owner of the Charlotte Sting of the WNBA. From 1976 to 1979, he served as vice president of governmental relations for the National Cable & Telecommunications Association (NCTA). Mr. Johnson also served as press secretary for the Honorable Walter E. Fauntroy, Congressional Delegate from the District of Columbia. He also serves on the following boards: NBA Board of Governors, The Johns Hopkins University, Lowe’s Companies, IMG and the American Film Institute. Mr. Johnson has served on the Board since 2003 and is a member of the Compensation Committee of the Board. He holds a bachelor’s degree in social studies from the University of Illinois and a master’s degree in international affairs from the Woodrow Wilson School of Public and International Affairs at Princeton University.

Mr. Steven B. Klinsky is the Founder and has been the Managing Member and Chief Executive Officer of New Mountain Capital, LLC, since January 2000. From 1987 to June 1999, Mr. Klinsky was a general partner of Forstmann Little & Co., a private equity firm. Mr. Klinsky was non-executive Chairman of the Board from March 2001 until February 2003 and served as the Board’s Presiding Independent Director from February 2004 until February 2005. He is a member of the Nominating/Governance Committee of the Board. He also serves on the Board of Directors of Surgis, Inc., Overland Solutions, Inc., Apptis, Inc., and National Medical Health Card Systems, Inc. Mr. Klinsky holds a bachelor’s degree in economics and political philosophy from the University of Michigan, a master’s degree in business administration and a juris doctorate from Harvard University.

Mr. Todd A. Milano has been President and Chief Executive Officer of Central Pennsylvania College since 1989. Mr. Milano has served on the Board since 1996 and is a member of the Compensation Committee of the Board and is also a member of the Strayer University Board of Trustees. Mr. Milano holds a bachelor’s degree in industrial management from Purdue University.

Mr. G. Thomas Waite, III has been Treasurer and Chief Financial Officer of the Humane Society of the United States since 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership. Mr. Waite has served on the Board since 1996, is a member of the Audit Committee of the Board and is also a member of the Strayer University Board of Trustees. Mr. Waite holds a bachelor’s degree in commerce from the University of Virginia and is a Certified Public Accountant.

Mr. J. David Wargo is a co-founder and has been a Member of New Mountain Capital, LLC, since January 2000. Since 1993, Mr. Wargo has also been President of Wargo and Company, Inc., an investment management company. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is a Director of Liberty Global, Inc., Discovery Holding Company and OpenTV Corporation. Mr. Wargo has served on the Board since 2001 and is Chair of the Compensation Committee of the Board. Mr. Wargo holds a bachelor’s degree in physics and a master’s degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master’s degree in management from the Sloan School of Management, Massachusetts Institute of Technology.

Executive Officers

Mr. Mark C. Brown joined Strayer in September 2001 as Senior Vice President and Chief Financial Officer. Mr. Brown was most recently the Chief Financial Officer of the Kantar Group, the information and consultancy division of WPP Group, a multi-national communications services company. Prior to that, for nearly 12 years, Mr. Brown held a variety of management positions at PepsiCo, Inc., including Director of Corporate Planning for Pepsi Bottling Group and Business Unit Chief Financial Officer for Pepsi-Cola International. Mr. Brown is a Certified Public Accountant who

started his career with PricewaterhouseCoopers, LLP. Mr. Brown holds a bachelor’s degree in accounting from Duke University and an MBA from Harvard University.

Mr. Lawrence M. Gudis joined Strayer Education in 2005 as Senior Vice President – Operations. Mr. Gudis is responsible for the development and execution of strategies that support enrollment and student services at the University’s campuses and Strayer University Online. Mr. Gudis has more than 30 years of experience in education as a teacher, training manager, professor and higher education manager. Prior to joining Strayer, he was employed by Apollo Group, Inc., for 19 years, where he served as a Senior Vice President of the University of Phoenix and a Senior Vice President of the Apollo Group. Mr. Gudis holds a bachelor’s degree in political science and history from the University of California at Davis, a master’s degree in education from Notre Dame de Namur University and a master’s degree in International Management from Thunderbird, the Garvin School of International Management.

Ms. Lysa A. Hlavinka is Senior Vice President – Marketing and Administration. Ms. Hlavinka has been working in the for-profit education field for the past 14 years and joined Strayer in May 2001 as Vice President – Marketing. Ms. Hlavinka started her career as an account executive at an advertising agency and joined the University of Phoenix in 1990. As that company grew, Ms. Hlavinka held positions as Marketing Manager, Director of Administrative Services, and, most recently, National Director of Advertising. She has taught marketing and public relations classes both at the University of Phoenix and Strayer University. Ms. Hlavinka holds a bachelor’s degree in advertising from Arizona State University and an MBA from the University of Phoenix.

Mr. Steven A. McArthur joined Strayer in May 2001 as Senior Vice President and General Counsel. Mr. McArthur is responsible for oversight of all legal matters for Strayer and coordinating with other responsible officers on various regulatory, administrative, human resources, real estate, leasing and insurance matters. Mr. McArthur previously served as Senior Vice President and General Counsel to MidAmerican Energy Holdings Company, a Fortune 500 diversified holding company, and a number of its public company subsidiaries. He has over 20 years of experience advising various public companies in the areas of regulatory compliance, mergers and acquisitions, financings and related legal matters. Mr. McArthur holds a bachelor’s degree in political science from McGill University in Canada and a juris doctorate degree from New York University School of Law.

Ms. Pamela S. Bell is Provost of Strayer University. She is responsible for implementing most daily academic administrative duties including the supervision of four Regional Academic Deans and the Director of Online Operations as well as the Director of Records. Prior to that, Ms. Bell was Vice President – Online Operations where she supervised all functions for Strayer University Online including academics, admissions, student services, international outreach and business operations. Prior to that, Ms. Bell served for almost three years as Assistant Vice President and Division Manager at SAIC managing various online related programs and applications. Prior to that, Ms. Bell served with Strayer University Online in various assignments including Director, Academic Dean, Distance Learning Coordinator and Admissions Counselor. Ms. Bell holds a bachelor’s degree in political science from the University of Tennessee, a master’s degree in management from Webster University and a master’s degree in communication technology from Capella University.

Mr. James F. McCoy is the Company’s Vice President – Campus Operations. Previously, Mr. McCoy served as the University's Regional Director – Southern Virginia, North Carolina and Tennessee, with oversight responsibilities for all administrative functions of that Region's campuses, including student enrollment, retention, collection of revenue and budget. Mr. McCoy has been active in proprietary education for the past 22 years and joined Strayer in 1994. He has worked with several school systems, including Phillips and Branell, in management capacities at both the campus and corporate levels. Mr. McCoy has extensive experience in new campus start-ups, P&L management, and accreditation and compliance regulations. In addition, he has management experience in both the administrative and academic operations of a campus. Mr. McCoy holds a bachelor’s degree in political science from Landor University and an MBA from Strayer University.

Mr. Kevin P. O'Reagan is Vice President and Chief Technology Officer. He has been active in the technology field for over 18 years and joined Strayer in July 2001. Mr. O'Reagan started his career with Andersen Consulting and later joined Prudential Mortgage as the Director of Technology. Prior to joining Strayer, he held a number of IT management positions including Chief Technology Officer of the RIA Group of the Thompson Corporation. Prior to joining Strayer, Mr. O'Reagan developed and taught courses at the post-graduate level as an adjunct faculty member at The Johns Hopkins University in its Information Technology Program. Mr. O’Reagan holds a bachelor’s degree in information systems management from the University of Maryland and a master’s degree in technology from The Johns Hopkins University.

Ms. Sonya G. Udler is Vice President, Corporate Communications. Ms. Udler joined Strayer in July 2002, and brings over 15 years of public relations and marketing communications experience to Strayer. For the two years prior to joining Strayer, she served as a public relations and media strategies consultant. She previously served as Senior Vice President at Young & Associates, Inc., a public relations agency, where she developed communications strategies and media programs for Bell Atlantic, Siemens, Verizon and other leading technology companies. Ms. Udler holds a bachelor’s degree in journalism from the University of Maryland.

Mr. Michael J. Fortunato joined Strayer as its Controller in September 2002. Mr. Fortunato spent 17 years working in a variety of industries including health care, real estate, international investing and software development prior to joining Strayer. Mr. Fortunato began his career with the accounting firm KPMG Peat Marwick. He holds a bachelor’s degree in business administration from Loyola College and is a Certified Public Accountant.

Certain Significant Employees of the University

The following information is supplied with respect to certain other significant employees of the University:

Name	Age	Position
Robert S. Silberman	48	Chairman, Board of Trustees
Dr. J. Chris Toe	51	University President (until April 2006)
Dr. Joel O. Nwagbaraocha	63	Interim University President (Commencing April 2006) and Dean of Graduate Studies
Lawrence M. Gudis	55	Senior Vice President – Operations
Patricia Ardoline-Pellicci	40	Regional Director – North Carolina, South Carolina and Florida
Marjorie Arrington	44	Director of Financial Aid and Title IV Compliance
Pamela S. Bell	46	University Provost
Ann P. Berger	51	Director of Business Development
Sheena R. Bhasin	37	Dean of Online Faculty
Dr. Zelphia A. Brown	35	Regional Academic Dean – Tennessee and Georgia
Dr. Randy J. Charles	52	Regional Academic Dean – Virginia
Faisal A. Choudhury	29	Director of Financial Analysis
Dennis A. Dye	37	Dean of Online Students
Gregory Ferenbach	46	General Counsel, Strayer University
Dr. Eric F. Grosse, Jr.	58	Dean of Academic Development and Training
Dr. Miles M. Hamby	57	Dean of Institutional Research and Assessment
Daniel W. Jackson	31	Director of Business Operations
Kristin E. Jones	35	Director of New Campus Openings
Randall T. Jones	44	Regional Director – Tennessee and Georgia

Name	Age	Position
Suk J. Lee	45	Regional Academic Dean – Maryland, Delaware, Pennsylvania and Washington, D.C.
Joyce A. Mayfield	53	Regional Academic Dean – North Carolina, South Carolina and Florida
James F. McCoy	46	Vice President – Campus Operations
David A. Moulton	53	Director of Libraries
Bryant L. Payden	65	Director of Technology Applications and Information Literacy
Millicent G. Posadas	39	Director of Academic Records
Reginald Rainey	38	Regional Director – Maryland, Delaware, Pennsylvania, and Washington, DC
Randi S. Reich	32	Director of Online Operations
Geoffrey D. Roth	40	Director of Facilities
Betty G. Shuford	64	Dean of Student Affairs
Marcos C. Tigre	32	Director of Internal Audit
Cyndi L. Wastler	40	Director of Academic Programs
Edward L. Yost	41	Director of Human Resources

Mr. Robert S. Silberman is the Chairman of the Board of Trustees. See Executive Officer section above for more biographical information.

Dr. J. Chris Toe has served as a member of the Board of Trustees since 2003. He also has been serving as President of Strayer University since 2003. In April 2006, Dr. Toe will resign from his position as President of the University to become the Minister of Agriculture for the Republic of Liberia. Dr. Toe will continue to serve as a member of the University Board of Trustees. Dr. Toe has spent 30 years in government, international business, and higher education. Thirteen of his 17 years in higher education have been at Strayer University, which he joined in 1993. Prior to becoming University President, Dr. Toe was University Provost, Academic Dean and held various other positions at the University. He began his career as an economist in the Republic of Liberia and served on the economics faculty at Texas Tech University in Lubbock, Texas, for many years. Dr. Toe holds a bachelor’s degree in economics from the University of Liberia, and a master’s degree in agricultural economics and a doctorate in economics, both from Texas Tech University.

Dr. Joel O. Nwagbaraocha serves as Interim University President and Dean of the Graduate School. Dr. Nwagbaraocha joined Strayer University in 1994 as an adjunct faculty member. He has since held several positions at the University, including Campus Dean. Dr. Nwagbaraocha has more than 35 years of experience as an academician, education administrator and education consultant. Prior to joining Strayer, he was President of Barber-Scotia College in Concord, N.C. Dr. Nwagbaraocha advises graduate students at Strayer University’s Washington Campus on their Directed Research Projects and teaches education courses at the campus. He holds a bachelor’s degree in mathematics from Norfolk State University and master’s and doctoral degrees in education planning and management from Harvard University.

Mr. Lawrence M. Gudis is Senior Vice President – Operations. See Executive Officer section above for more biographical information.

Ms. Patricia Ardoline-Pellicci is Regional Director for North Carolina, South Carolina and Florida with oversight responsibilities for all administrative functions of the region’s campuses, including student enrollment, retention, collection of revenue and budget. Ms. Ardoline-Pellicci has been with Strayer University for 12 years, and has served in a variety of roles, including Financial Aid Manager, Student Services Manager, University Bursar and Campus Manager. Ms. Ardoline-Pellicci holds a bachelor’s degree in communications from Marywood College and an MBA from Strayer University.

Ms. Marjorie Arrington is Director of Financial Aid and Title IV Compliance and has served in this position since 1984. Ms. Arrington is responsible for administering the University's Title IV programs and ensuring that all University practices in this area comply with the applicable administrative and regulatory standards required by the HEA. Ms. Arrington has been actively involved with the state, regional and national associations of student financial aid administrators and the U.S. Department of Education. Ms. Arrington has over 20 years of experience in the administration of Title IV funds. Ms. Arrington holds a bachelor’s degree in history from the University of North Carolina at Chapel Hill.

Mrs. Pamela S. Bell is the University Provost. See Executive Officer section above for more biographical information.

Ms. Ann P. Berger is Director of Business Development. In this role, Ms. Berger works with Fortune 500 companies to provide ways to further educate their employees as part of the organizations’ workforce development efforts. Prior to joining Strayer University in 2002, Ms. Berger worked for Chubb Computer Services’ staffing and training division with responsibilities for the Southeastern Region, and was involved with a number of computer technology companies in various capacities, including program and sales management. Ms. Berger holds a bachelor’s degree in accounting from the University of Maryland and is a Certified Public Accountant.

Ms. Sheena R. Bhasin is Dean of Faulty and Quality Assurance for Strayer University Online. She has been with Strayer for 13 years and has held a variety of administrative and academic positions. Currently, Ms. Bhasin oversees the faculty teaching courses online, instructional design, technical support, quality assurance, and training for online classes. Ms. Bhasin holds a bachelor’s degree in mathematics from Punjab University, and an MBA from Winthrop University, and a master’s degree in information systems from Strayer University.

Dr. Zelphia A. Brown is Regional Academic Dean for Tennessee and Georgia. Dr. Brown has been with Strayer for three years and was the Campus Dean for the Memphis – Thousand Oaks Campus prior to her current appointment. Dr. Brown provides academic leadership for five campuses. Dr. Brown has many years of experience in academic and administrative fields. She holds a bachelor’s degree in business administration and a doctorate in education from the University of Memphis, and an MBA from Arkansas State University.

Dr. Randy J. Charles is Regional Academic Dean for Strayer University’s Virginia campuses.  He joined Strayer as an adjunct faculty member and subsequently served as both a full-time faculty member and Campus Dean. A retired Naval Officer, Dr. Charles has held positions in government, and at for-profit and non-profit organizations. Dr. Charles holds a bachelor’s degree in economics from Washington State University, an MBA from Florida Institute of Technology and a doctorate in community college education from George Mason University.

Mr. Faisal A. Choudhury is Director of Financial Analysis.  He works closely with the University’s senior management team to support its business planning needs through financial and strategic analysis. Prior to joining Strayer, Mr. Choudhury was a co-founder of Mobilocity, a technology professional services firm financed by Morgan Stanley Venture Partners and JPMorgan Partners and subsequently sold to Qualcomm. He also worked in investment banking at Citigroup Global Markets.  Mr. Choudhury holds a bachelor’s degree in molecular biophysics and biochemistry from Yale University and a master’s degree in business administration from Stanford University.

Mr. Dennis A. Dye is Dean of Online Students for Strayer University. He joined Strayer as an adjunct faculty member over eight years ago and has held a variety of full-time academic positions at the University. Mr. Dye is currently responsible for students who attend online courses at Strayer. Mr. Dye holds a bachelor’s degree in computer information systems from Strayer University and a master’s degree in management information systems from George Washington University.

Mr. Gregory Ferenbach serves as General Counsel for Strayer University. Mr. Ferenbach provides advice and counsel on diverse legal and policy issues, including regulatory compliance, strategic alliances with corporations and government institutions, key contracts with suppliers, litigation and human resources issues. Mr. Ferenbach is also responsible for the legal aspects of expansion into new states, including obtaining regulatory approvals, and for federal government relations. Prior to joining Strayer, Mr. Ferenbach was Senior Vice President and General Counsel to the Public Broadcasting Service (PBS) for 10 years and an attorney in private practice. Mr. Ferenbach holds a bachelor’s degree in history from Yale University and a juris doctorate degree from the University of Virginia School of Law.

Dr. Eric F. Grosse, Jr. is Dean of Academic Development and Training. He directs the professional development of academic personnel, evaluates needs, develops and implements programs, manages faculty data systems, and participates in the University’s outcomes assessment efforts. Prior to joining Strayer in 2005, Dr. Grosse worked at several institutions, including Prince George’s Community College, Trinity College and The Johns Hopkins University. Dr. Grosse holds a bachelor’s degree in English literature from Hobart College, a master’s degree in English literature from the University of Maryland, a master’s degree in human resources development from American University/NTL Institute of Applied Behavioral Science, and a doctorate in adult and continuing education from Teachers College/Columbia University.

Dr. Miles M. Hamby is Dean of Institutional Research and Assessment. Prior to assuming this position, Dr. Hamby served as an adjunct faculty member at Strayer University. Previously, he was Director of Institutional Research at Baltimore International College and a pilot in the U.S. Air Force. He holds a bachelor’s degree in air science from the U.S. Air Force Academy, a master’s degree in public administration from North Carolina State University and a doctoral degree in education from the University of Maryland.

Mr. Daniel W. Jackson is Director of Business Operations and has served in this position since January 2006. Mr. Jackson is responsible for University-wide business process evaluation and improvement, performance management and training in the functional areas of admissions, retention and student services. Mr. Jackson also oversees the University’s customer relationship management system.  Mr. Jackson has been with the University since 2003, previously holding the positions of Manager of Financial Analysis and Campus Director. Mr. Jackson has over eight years of experience in proprietary education, including roles as Equity Research Associate at Legg Mason Wood Walker, and Director of Operations at Fairmont Schools, Inc.   Mr. Jackson holds a bachelor’s degree in international affairs from the University of Colorado at Boulder and an MBA from Georgetown University.

Ms. Kristin E. Jones is Director of New Campus Openings and is responsible for managing all operational aspects of the University’s new campus openings. Ms. Jones has been with Strayer University for seven years and has served in a number of positions, including Admissions Officer, Campus Dean, Campus Manager, and Dean of Academic Development. Prior to joining Strayer, Ms. Jones taught within the Virginia Community College System. Ms. Jones holds bachelor’s degrees in English and education and a master’s degree in English, all from Virginia Polytechnic Institute and State University.

Mr. Randall T. Jones is Regional Director for Tennessee and Georgia. Mr. Jones has oversight responsibilities for all regional administrative functions including student enrollment and retention, budget and collection of revenue. Mr. Jones joined Strayer University in 2002 as Campus Manager for the Memphis – Thousand Oaks Campus, where he directed and managed the spring 2002 campus opening. Prior to joining Strayer, Mr. Jones worked for the Institute for Professional Development and has over 15 years of education administrative experience in admissions and recruiting, student retention, and new program and campus development. Mr. Jones holds a bachelor’s degree in journalism from the University of Memphis.

Mr. Suk J. Lee is Regional Academic Dean for Maryland, Delaware, Pennsylvania and Washington, D.C. He has been with Strayer for five years and has held a number of academic positions in the University. Currently, Mr. Lee has supervisory responsibilities for the academic administration of 10 campuses. Prior to his appointment as the Regional Academic Dean, his most recent position was Campus Dean at the Anne Arundel Campus. Mr. Lee holds a bachelor’s degree in accounting from the University of Baltimore and an MBA from Loyola College. He is a Certified Public Accountant.

Ms. Joyce A. Mayfield is Regional Academic Dean for North Carolina, South Carolina and Florida. Ms. Mayfield has been with Strayer for seven years and has held a number of academic positions in the University. Currently, Ms. Mayfield has supervisory responsibilities for the academic administration of seven campuses. Prior to her appointment as Regional Academic Dean, Ms. Mayfield was Campus Dean at Shelby Oaks Campus in Memphis, Tennessee. Ms. Mayfield has approximately 20 years of experience in higher education. Ms. Mayfield holds a bachelor’s degree in general business from Savannah State University and an MBA from Prairie View A&M University.

Mr. James F. McCoy is Vice President – Campus Operations. See Executive Officer section above for more biographical information.

Mr. David A. Moulton is Director of Libraries. Mr. Moulton manages library services and collections for all campus locations as well as for online users. Mr. Moulton oversees the operations of the University’s main library, the Wilkes Library, in Washington, D.C., and the Learning Resource Centers at all of the campuses. Mr. Moulton has been employed by Strayer for 29 years in a variety of librarian positions. He has held a membership in the American Library Association for over 25 years and has been a member of the Virginia Library Association for 15 years. Mr. Moulton holds a bachelor’s degree in history from the University of New Hampshire and a master’s degree in library science from Simmons College.

Dr. Bryant L. Payden is Director of Technology Applications and Information Literacy. He has worked for Strayer University since 1991 as an adjunct and full-time faculty member and Associate Campus Dean in Computer Information Systems. Prior to joining Strayer, he spent 20 years in the U.S. Navy and subsequently worked for 19 years as a government contractor supporting the Navy. Dr. Payden holds a bachelor’s degree in business administration from Saint Leo University, a master’s degree in systems management from the University of Southern California, a master’s degree in business administration from Marymount University and a doctoral degree in business administration from NOVA Southeastern University.

Ms. Millicent G. Posadas is Director of Academic Records. She joined Strayer University in 1987. During her tenure at Strayer, she has held several positions within the records office including Manager of Student Records. Ms. Posadas holds a bachelor’s degree in computer information systems from Strayer University.

Mr. Reginald Rainey is Regional Director for Maryland, Delaware, Pennsylvania and Washington, D.C., with oversight responsibilities for all administrative functions of that Region’s campuses including student enrollment, retention, collection of revenue and budget. Mr. Rainey has been with Strayer University for 16 years and has held a number of positions, including Campus Manager. Mr. Rainey holds a bachelor’s degree in accounting from Strayer University.

Ms. Randi S. Reich is Director of Online Operations, where she oversees the admissions, student services, financial aid, retention, and support for Strayer University’s out-of-area student population. Ms. Reich has been with the University for four years, previously holding the positions of Director of Business Processes, Director of New Campus Openings, Director of Business Development and Campus Manager. Prior to joining Strayer in 2001, Ms. Reich co-founded and managed business and strategic development for Mascot Network, an application service provider serving the higher education market with an ‘‘enterprise portal.’’ Ms. Reich also served several years in city government with the City of New York as the Assistant Director in the Mayor's Office of Transportation, and also worked at Boston Consulting Group. Ms. Reich holds a bachelor’s degree in psychology and political science from the University of Pennsylvania and an MBA from Harvard University.

Mr. Geoffrey D. Roth is Director of Facilities with responsibility for leasing, managing and maintaining all campus locations and for all other University real estate matters. Mr. Roth is responsible for all aspects of site selection, transaction management, construction, furniture and equipment delivery and relocation. Mr. Roth also works with each campus to ensure that from a fiscal and physical perspective, each location is maintained to Strayer standards. Mr. Roth has 15 years of corporate real estate experience, including serving as a Director of Corporate Services at Cushman & Wakefield, Inc., where he helped Fortune 500 clients manage their real estate portfolios. Mr. Roth holds a bachelor’s degree in public policy from Syracuse University.

Ms. Betty G. Shuford is Dean of Student Affairs with responsibility for ensuring that services and programs that impact student retention are being handled effectively in all regions. Ms. Shuford, who has been with Strayer University for 22 years, previously served in a number of positions, including Regional Director, Administrative Dean, and Campus Manager at four different campuses. She holds bachelor’s and master’s degrees in English from the University of Texas.

Mr. Marcos C. Tigre is Director of Internal Audit and has served in that position since 2004. Mr. Tigre is primarily responsible for the University’s internal audits of campus operations as well as internal financial reporting audits. Mr. Tigre also supports the University’s compliance with the Sarbanes-Oxley Act, working with management, financial accounting and campus personnel. Mr. Tigre has over seven years of internal and external audit experience, most recently with a multinational telecommunications company, NII Holdings, Inc., where he served in a lead financial reporting role. Mr. Tigre holds a bachelor’s degree in business administration from George Washington University.

Ms. Cyndi L. Wastler is Director of Programs and Policy. Ms. Wastler is responsible for the review of the University’s academic programs to determine whether changes should be made and whether new programs should be offered. Previously, Ms. Wastler served as Director of Academic Records. Ms. Wastler has been with the University for 14 years. She holds a bachelor’s degree in history from Mary Baldwin College and a master’s degree in accounting from Strayer University.

Mr. Edward L. Yost is Director of Human Resources and has served in this position since 2005. In this role, Mr. Yost leads Human Resources efforts to provide employees a working environment that promotes their personal and professional development, while supporting the growth of the organization. Mr. Yost comes to Strayer with over 12 years of human resources experience, most recently as the Director of Human Resources for a nationwide marketing research data collection agency. He began his career in the field of human resources with Gabriel Brothers, Inc. Mr. Yost holds a bachelor’s degrees in accounting and business administration from Fairmont State University and a master’s degree in industrial and labor relations from West Virginia University.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is composed of Gary Gensler, Robert R. Grusky and G. Thomas Waite, each of whom are independent as that term is used in Item 7(d)(3)(IV) of Schedule 14A under the Exchange Act.

The Board of Directors has determined that Gary Gensler qualifies as an ‘‘audit committee financial expert,’’ as defined by SEC Rules, based on his education, experience and background.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities Exchange Act of 1934 requires the Company’s directors, executive officers and 10% stockholders to file reports of beneficial ownership of equity securities of the Company’s and to furnish copies of such reports to the Company. Based on a review of such reports, and upon written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2005, all such filing requirements were met.

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

Item 11.    Executive Compensation

The information required by this Item is hereby incorporated by reference from the information to be contained under the captions ‘‘Compensation’’, ‘‘Directors’ Compensation’’ and ‘‘Board Committees’’ in the Company’s Proxy Statement which will be filed no later than 120 days following December 31, 2005.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the information contained under the caption ‘‘Beneficial Ownership of Common Stock’’ in the Company’s Proxy Statement which will be filed no later than 120 days following December 31, 2005.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the information contained under the caption ‘‘Certain Transactions with Former Management’’ in the Company’s Proxy Statement which will be filed no later than 120 days following December 31, 2005.

Item 14.    Principal Accounting Fees and Services

Set forth below are the services rendered and related fees billed by PricewaterhouseCoopers LLP for 2004 and 2005:

	2004	2005
Audit Fees
Consolidated financial statements audit	$474,368	$354,000
Consent/comfort letter for filing of Form S-3	45,160	—
Other	—	3,310
	519,528	357,310
Tax Fees
Preparation of corporate tax returns	21,800	28,950
Other tax services	16,991	—
	38,791	28,950
Other Services
License fee for accounting database	900	1,000
	$559,219	$387,260

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(2) Financial Statement Schedules

All required financial statement schedules of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(3) Exhibits

Exhibit Number	Description
3.01	Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on From 10-K filed with the Commission on March 28, 2002).
3.02	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.02 of the Company’s Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on May 17, 1996).
4.01	Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on July 16, 1996).
10.03	Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company’s Annual Report on From 10-K filed with the Commission on March 28, 2002).
10.04	1996 Amended Stock Option Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement filed with the Commission on April 27, 2001).
21.01	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.01 of the Company’s Annual Report on From 10-K filed with the Commission on March 28, 2002).
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included in signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAYER EDUCATION, INC.
By: /s/ Robert S. Silberman
Robert S. Silberman Chairman of the Board and Chief Executive Officer

Date:    March 15, 2006

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2006

(Robert S. Silberman)

/s/ Mark C. Brown	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

(Mark C. Brown)

/s/ Charlotte F. Beason	Director	March 15, 2006

(Charlotte F. Beason)

/s/ William E. Brock	Director	March 15, 2006

(William E. Brock)

/s/ David A. Coulter	Director	March 15, 2006

(David A. Coulter)

/s/ Gary Gensler	Director	March 15, 2006

(Gary Gensler)

/s/ Robert R. Grusky	Director	March 15, 2006

(Robert R. Grusky)

/s/ Robert L. Johnson	Director	March 15, 2006

(Robert L. Johnson)

/s/ Steven B. Klinsky	Director	March 15, 2006

(Steven B. Klinsky)

SIGNATURES	TITLE	DATE

/s/ Todd A. Milano	Director	March 15, 2006

(Todd A. Milano)

/s/ G. Thomas Waite, III	Director	March 15, 2006

(G. Thomas Waite, III)

/s/ J. David Wargo	Director	March 15, 2006

(J. David Wargo)