Form 10-Q
period 2006-03-31
STRAYER EDUCATION INC
filed 2006-05-08
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer          Accelerated filer          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

As of April 30, 2006, there were outstanding 14,339,427 shares of Common Stock, par value $.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$74,212	$50,742
Marketable securities available for sale, at fair value	45,594	75,471
Tuition receivable, net of allowances for doubtful accounts of $1,927 and $2,344 at December 31, 2005 and March 31, 2006, respectively	55,935	60,897
Other current assets	2,581	4,098
Total current assets	178,322	191,208
Property and equipment, net	46,684	47,999
Restricted cash	500	500
Other assets	339	811
Total assets	$225,845	$240,518
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,402	$7,915
Accrued expenses	1,483	1,139
Income taxes payable	3,773	10,330
Unearned tuition	55,778	60,981
Total current liabilities	67,436	80,365
Deferred income taxes	205	—
Long-term liabilities	6,364	6,337
Total liabilities	74,005	86,702
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,292,249 and 14,339,427 shares issued and outstanding
at December 31, 2005 and March 31, 2006, respectively	143	142
Additional paid-in capital	104,923	94,631
Retained earnings	47,020	59,364
Accumulated other comprehensive income (loss)	(246)	(321)
Total stockholders’ equity	151,840	153,816
Total liabilities and stockholders’ equity	$225,845	$240,518

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended March 31,
	2005	2006
Revenues	$56,153	$67,090
Costs and expenses:(a)
Instruction and educational support	18,459	22,038
Selling and promotion	8,663	10,672
General and administration	6,543	9,394
Total costs and expenses	33,665	42,104
Income from operations	22,488	24,986
Investment and other income	610	955
Income before income taxes	23,098	25,941
Provision for income taxes	9,007	9,985
Net income	$14,091	$15,956
Net income per share:
Basic	$0.96	$1.12
Diluted	$0.94	$1.10
Weighted average shares outstanding:
Basic	14,661	14,258
Diluted	14,950	14,559

(a)	In 2006, the Company began recording stock-based compensation expense under FAS 123(R). The table below sets forth the amount of stock-based compensation expense recorded in each of the expense line items. See Note 5 below for more information.

	For the three months ended March 31,
	2005	2006
Instruction and educational support	—	$214
Selling and promotion	—	132
General and administration	—	974
Total stock-based compensation expense	—	$1,320

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2005	2006
Net income	$14,091	$15,956
Other comprehensive income:
Unrealized loss on investment, net of taxes	(82)	(75)
Comprehensive income	$14,009	$15,881

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2004	14,669,487	$147	$140,943	$7,983	$(151)	$148,922
Repurchase of common stock	(27,532)	—	(2,991)	—	—	(2,991)
Common stock dividends	—	—	—	(1,834)	—	(1,834)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(82)	(82)
Net income	—	—	—	14,091	—	14,091
Balance at March 31, 2005	14,641,955	$147	$137,952	$20,240	$(233)	$158,106

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2005	14,292,249	$143	$104,923	$47,020	$(246)	$151,840
Exercise of stock options	40,000	—	1,537	—	—	1,537
Tax benefit from exercise of stock options	—	—	982	—	—	982
Repurchase of common stock	(143,800)	(1)	(13,971)	—	—	(13,972)
Restricted stock grants	150,978	—	—	—	—	—
Stock-based compensation	—	—	1,160	—	—	1,160
Common stock dividends	—	—	—	(3,612)	—	(3,612)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(75)	(75)
Net income	—	—	—	15,956	—	15,956
Balance at March 31, 2006	14,339,427	$142	$94,631	$59,364	$(321)	$153,816

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2005	2006
Cash flows from operating activities:
Net income	$14,091	$15,956
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred rent	(7)	(2)
Depreciation and amortization	1,501	1,704
Provision for student loan losses	(21)	(45)
Deferred income taxes	(49)	(838)
Stock-based compensation	—	1,160
Changes in assets and liabilities:
Tuition receivable, net	(3,751)	(4,962)
Other current assets	(682)	(1,305)
Other assets	—	(3)
Accounts payable	778	1,838
Accrued expenses	(1,389)	(344)
Income taxes payable	2,857	7,539
Excess tax benefits from stock-based payment arrangements	—	(982)
Unearned tuition	5,156	5,203
Deferred lease incentives	800	—
Student loans originated	(336)	(3)
Collections on student loans receivable and held for sale	365	23
Net cash provided by operating activities	19,313	24,939
Cash flows from investing activities:
Purchases of property and equipment	(1,608)	(3,344)
Purchases of marketable securities	—	(30,000)
Net cash used in investing activities	(1,608)	(33,344)
Cash flows from financing activities:
Common dividends paid	(1,834)	(3,612)
Proceeds from exercise of stock options	—	1,537
Excess tax benefits from stock-based payment arrangements	—	982
Repurchase of common stock	(2,991)	(13,972)
Net cash used in financing activities	(4,825)	(15,065)
Net increase (decrease) in cash and cash equivalents	12,880	(23,470)
Cash and cash equivalents – beginning of period	97,004	74,212
Cash and cash equivalents – end of period	$109,884	$50,742

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$1,489	$236

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of March 31, 2005 and 2006 is unaudited.

1.    Basis of Presentation

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc., Strayer University, Inc. (the "University") and Education Loan Processing, Inc. ("ELP"), collectively referred to herein as the ‘‘Company’’ or ‘‘Companies.’’

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of March 31, 2005 and 2006 and for the three months ended March 31, 2005 and 2006 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company.

The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the three months ended March 31, 2006 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, textbook-related income and other income which are recognized when incurred.

As of January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment (‘‘FAS 123(R)’’) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. As a result of the provisions of FAS 123(R), the Company incurred stock-based compensation expenses of $1.3 million (or $0.8 million net of taxes) which reduced diluted earnings per share by $0.05 for the three months ended March 31, 2006. There was no stock-based compensation expense recorded for the three months ended March 31, 2005 because the Company had not adopted the recognition provisions of FAS 123(R) until January 1, 2006. See Note 5 below for more information.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

2.    Nature of Operations

Strayer Education, Inc., a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 39 campuses (including two new campuses opened for the 2006 spring term in Pittsburgh, Pa.) in Pennsylvania, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee, Georgia, and Florida and worldwide via the Internet through Strayer University Online. ELP originates and administers student loans for the University's students. These loans are held for sale.

3.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At March 31, 2006, the Company had 282,083 issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to compute net income per share:

	For the three months ended March 31,
	(in thousands)
	2005	2006
Weighted average shares outstanding used to compute basic net income per share.	14,661	14,258
Incremental shares issuable upon the assumed exercise of stock options	289	300
Unvested restricted stock	—	1
Shares used to compute diluted net income per share	14,950	14,559

4.    Credit Facilities

The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of no more than 0.75% above the London Interbank Offered Rate. There was no outstanding balance and there were no fees payable on either facility as of March 31, 2006.

5.    Stockholders’ Equity

Common Stock

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2005 and March 31, 2006, the Company had 14,292,249 and 14,339,427 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2005, the Company increased the annual common stock cash dividend from $0.50 to $1.00 per share or $0.25 per share quarterly.

Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment, (‘‘FAS 123(R)’’) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company's Employee Stock Purchase Plan (‘‘employee stock purchases’’), based on estimated fair values. FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (‘‘SAB 107’’) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method provided under the rule, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method provided under the rule, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense recognized under FAS 123(R) for the three months ended March 31, 2006 was $1.3 million, or $0.8 million after tax.

FAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has elected to estimate fair value using the Black-Scholes option pricing valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of FAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (‘‘FAS 123’’). Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s Consolidated Statements of Income because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). As stock-based compensation expense recognized in the Consolidated Statements of Income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Stock-based compensation plans

In July 1996, the Company’s stockholders approved 1,500,000 shares of common stock for grants under the Company’s 1996 Stock Option Plan. This Plan was amended by the stockholders at the May 2001 Annual Stockholders’ Meeting and at the May 2005 Annual Stockholders’ Meeting to increase the number of shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively (as amended, the ‘‘Plan’’). A total of 3,000,000 shares have therefore been approved for grants under the Plan. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options and restricted stock to employees, officers and directors of the Company. Options and restricted stock may be granted to eligible employees, officers or directors of the Company at the discretion of the Board of Directors. Vesting provisions are also at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (‘‘ESPP’’). Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee's eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares.

The table below sets forth the stock option activity for the three months ended March 31, 2006 and other stock option information at March 31, 2006:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (yrs.)	Aggregate intrinsic value (in thousands)
Balance, December 31, 2005	1,103,334	$62.79
Grants	—	—
Exercises	(40,000)	38.42
Forfeitures	(20,000)	95.19
Balance, March 31, 2006	1,043,334	$63.10	3.4	$42,919
Vested, March 31, 2006	637,917	$42.14	2.3	$38,352
Exercisable, March 31, 2006	637,917	$42.14	2.3	$38,352

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The following table summarizes information regarding stock option exercises for the three months ended March 31, 2006 (in thousands):

	For the three months ended March 31,
	2005	2006
Proceeds from stock options exercised	$—	$1,537
Tax benefits related to stock options exercised	—	982
Intrinsic value of stock options exercised(1)	—	2,569

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

The following table summarizes information about the stock options to purchase the Company’s common stock at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at 3/31/06	Weighted- average remaining contractual life (yrs.)	Weighted- average exercise price	Number exercisable at 3/31/06	Weighted- average exercise price
$33.69-49.33	496,250	2.1	$38.35	466,250	$37.64
$53.61-67.87	215,001	2.4	$54.43	171,667	$54.36
$83.80-119.72	332,083	5.8	$105.70	—	—
$33.69-119.72	1,043,334	3.4	$63.10	637,917	$42.14

The table below sets forth the restricted stock activity for the three months ended March 31, 2006:

	Number of shares	Weighted- average grant price
Balance, December 31, 2005	4,500	$100.58
Grants (a)	19,500	91.27
Vested shares	—	—
Forfeitures	—	—
Balance, March 31, 2006	24,000	$93.02

(a)	Excludes 131,478 shares of restricted stock granted in February 2006 which, based on stockholder approval of a plan amendment at the Annual Meeting of Stockholders on May 3, 2006, will commence being expensed in May 2006.

At March 31, 2006, total stock-based compensation cost which has not yet been recognized was $24.9 million, representing $15.6 million for unvested restricted stock (including 131,478 shares of restricted stock granted in February 2006 which will commence being expensed in May 2006) and $9.3 million for unvested stock options. This cost is expected to be recognized over the next 47 months on a weighted-average basis.

Valuation and Expense Information Under FAS 123(R) and Proforma Information Under FAS 123 for Periods Prior to January 1, 2006

For the three months ended March 31, 2005, had compensation expense been determined based on the fair value of the options at grant dates computed in accordance with FAS 123, the pro forma amounts would be as follows:

For the three months ended March 31, 2005
In thousands (except per share data)
Net income	$14,091
Stock-based compensation expense, net of tax	525
Pro forma net income	$13,566
Net income per share:
As reported:
Basic	$0.96
Diluted	$0.94
Pro forma
Basic	$0.93
Diluted	$0.91

The following table summarizes the pro forma stock-based compensation expense related to employee stock options under FAS 123 for the three months ended March 31, 2005, and the actual stock-based compensation expense recorded for the three months ended March 31, 2006 by expense line item, in thousands:

	For the three months ended March 31,
	2005 (Pro forma)	2006
Instruction and educational support	$129	$214
Selling and promotion	86	132
General and administration	646	974
Stock-based compensation expense included in operating expense	861	1,320
Tax benefit	336	509
Stock-based compensation expense, net of tax	$525	$811

For options granted during the three months ended March 31, 2005, the fair value of each option grant was estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions:

For the three months ended March 31, 2005
Dividend yield(1)	0.48%
Expected volatility(2)	34.00%
Risk-free interest rate(3)	3.80%
Expected option term (in years)(4)	6.10
Weighted average fair value of options granted	$41.18

(1)	The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

(2)	The Company analyzed the historical volatility of the Company’s stock to estimate the expected volatility.

(3)	The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company’s stock options.

(4)	The expected option term was determined using the simplified method for estimating expected option life.

As stock-based compensation expense recognized in the Consolidated Statements of Income for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

6.    Investments in Marketable Securities

Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the fund’s underlying securities. As of March 31, 2006, the Company had a total of $75.5 million invested in the short-term tax-exempt bond fund. The investments are considered ‘‘available-for-sale’’ as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

7.    Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin No. 88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2005 and March 31, 2006, the Company had deferred lease incentives of $3,481,000 and $3,287,000, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Schedule Rent Increases, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2005 and March 31, 2006, the Company had deferred lease obligations of $2,783,000 and $2,975,000, respectively.

Indemnification on the Sale of Student Loans

In 2003, the Company sold substantially all of its student loan portfolio to a national student loan marketing organization. Under the terms of the Indemnification Agreement, the Company has indemnified the purchaser of the student loans for claims that may arise due to loan documentation, regulatory compliance, and loan servicing for the student loans that were sold. As of December 31, 2005 and March 31, 2006, the Company had recorded a liability of $100,000 and $75,000, respectively, for the indemnification.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

Certain of the statements included in this ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (‘‘Reform Act’’). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state and regional regulatory requirements, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward looking statements.

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

Results of Operations

In the first quarter of 2006, the Company generated $67.1 million in revenue, an increase of 19% compared to the same period in 2005, as a result of average enrollment growth of 16% and a 5% tuition increase at the beginning of 2006. Income from operations was $25.0 million for the first quarter of 2006, an increase of 11% compared to the same period in 2005. In 2006, the Company began recording stock-based compensation expense which amounted to $1.3 million before tax. Net income was $16.0 million, an increase of 13% in the first quarter of 2006 compared to the same period in 2005. Diluted earnings per share was $1.10 in the first quarter of 2006 compared to $0.94 in the same period in 2005. Stock-based compensation reduced diluted earnings per share by $0.05 in the first quarter of 2006.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Enrollment.    Enrollment at Strayer University for the 2006 winter term, which began January 9, 2006 and ended March 26, 2006, increased 16% to 27,621 students compared to 23,815 for the same term in 2005. Across the Strayer University campus network, new student enrollments increased 17% and continuing student enrollments increased 16%. Out of Area Online enrollments increased 41%, while students taking 100% of their classes at Strayer University Online (including campus based students) increased 27%. The total number of students taking any courses online (including students at brick and mortar campuses taking at least one online course) in the 2006 winter term increased to 18,877.

Revenues.    Revenues increased 19% from $56.2 million in the first quarter of 2005 to $67.1 million in the first quarter of 2006 principally due to a 16% increase in the average enrollment and a 5% tuition increase in 2006. Although tuition increased 5% in 2006, revenue per student increased only 3% due in part to a shift in mix to graduate students who, on average, take fewer classes than undergraduate students.

Instruction and educational support expenses.    Instruction and educational support expenses increased $3.5 million, or 19%, from $18.5 million in the first quarter of 2005 to $22.0 million in the first quarter of 2006. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $1.3 million, $0.7 million, and $0.8 million, respectively. The increase is also partly attributable to $0.2 million of stock-based compensation expense which the Company began recording in 2006. Instruction and educational support expenses as a percentage of revenues decreased slightly to 32.8% in the first quarter of 2006 from 32.9% in the first quarter of 2005.

Selling and promotion expenses.    Selling and promotion expenses increased $2.0 million, or 23%, from $8.7 million in the first quarter of 2005 to $10.7 million in the first quarter of 2006. This increase was principally due to the direct costs required to generate leads for enrollment growth, the addition of admissions personnel, particularly at new campuses and at Strayer University Online, and stock-based compensation expense which the Company began recording in 2006. Selling and promotion expenses as a percentage of revenues increased from 15.4% in the first quarter of 2005 to 15.9% in the first quarter of 2006, which was largely attributable to both marketing costs and staffing costs growing faster than tuition revenue.

General and administration expenses.    General and administration expenses increased $2.9 million, or 44%, from $6.5 million in the first quarter of 2005 to $9.4 million in the first quarter of 2006. This increase was principally due to increased employee compensation and related expenses and higher bad debt expense, which increased $1.0 million and $0.5 million, respectively. The increase is also partly attributable to $1.0 million of stock-based compensation expense which the Company began recording in 2006. General and administration expenses as a percentage of revenues increased to 14.0% in the first quarter of 2006 from 11.7% in the first quarter of 2005 primarily due to the above factors.

Income from operations.    Income from operations increased $2.5 million, or 11%, from $22.5 million in the first quarter of 2005 to $25.0 million in the first quarter of 2006 due to the aforementioned factors. Income from operations includes $1.3 million in stock-based compensation expense for the three months ended March 31, 2006.

Investment and other income.    Investment and other income increased $0.4 million, or 57%, from $0.6 million in the first quarter of 2005 to $1.0 million in the first quarter of 2006. The increase was mostly attributable to an increase in investment yields and a higher average cash balance.

Provision for income taxes.    Income tax expense increased $1.0 million, or 11%, from $9.0 million in the first quarter of 2005 to $10.0 million in the first quarter of 2006 primarily due to the increase in income before taxes attributable to the factors discussed above. The Company’s effective tax rate was 38.5% for the first quarter of 2006 compared to 39.0% for the first quarter of 2005, resulting primarily from investments in tax-exempt securities.

Net income.    Net income increased $1.9 million, or 13%, from $14.1 million in the first quarter of 2005 to $16.0 million in the first quarter of 2006 because of the factors discussed above. Net income includes stock-based compensation expense of $0.8 million for the first quarter of 2006.

Liquidity and Capital Resources

At March 31, 2006, the Company had cash, cash equivalents and marketable securities of $126.2 million compared to $119.8 million at December 31, 2005 and $135.5 million at March 31, 2005. Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. At March 31, 2006, the Company had a total of $75.5 million invested in the short-term tax-exempt bond fund, having purchased an additional $30.0 million in the first quarter of 2006. At March 31, 2006, the 406 issues in this fund had an average credit rating of Aa1, an average maturity of 1.1 years and an average duration of 1.0 years, as well as an average yield to maturity of 3.5%. The Company had no debt as of December 31, 2005 or March 31, 2006.

For the quarter ended March 31, 2006, the Company generated $24.9 million net cash from operating activities compared to $19.3 million for the same period in 2005. Capital expenditures were $3.3 million for the three months ended March 31, 2006 compared to $1.6 million for the same period in 2005. This increase was primarily attributable to the opening of the two new campuses in the 2006 winter term compared to no new campuses opened in the 2005 winter term. For the quarter ended March 31, 2006, the Company paid $3.6 million in cash dividends to its common stockholders. During the three months ended March 31, 2006, the Company spent $14.0 million for the repurchase of 143,800 shares of common stock at an average price of $97.16 per share as part of a previously announced common stock repurchase authorization. The Company’s remaining authorization for common stock repurchases was $18.0 million at March 31, 2006.

In the first quarter of 2006, bad debt expense as a percentage of revenue was 2.5% compared to 2.2% for the same period in 2005. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 10 days at the end of the first quarter of 2006, compared to nine days in the same period in 2005.

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

The table below sets forth our contractual commitments associated with operating leases as of March 31, 2006. Although they have historically been paid by the Company, common stock dividend payments are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$95,704	$11,974	$24,143	$23,320	$36,267

New Campuses

The Company opened two new campuses in Pittsburgh, Pa. for the 2006 spring term. The Company will open two more new campuses for the 2006 summer term – one in Virginia Beach, Va., its third campus in the greater Norfolk area, and the other in Atlanta, Ga., its fourth campus in that metropolitan area. These new campuses will increase the total number of Strayer University campuses to 41. With two new campuses expected to open for the 2006 fall term, the Company is on track to open eight new campuses in 2006.

Business Outlook

Based on enrollment growth for the 2006 spring term and the planned investments in opening new campuses, the Company estimates in the second quarter of 2006 diluted EPS will be in the range of $0.93-$0.95, or $1.02-$1.04 excluding approximately $0.09 per share after tax of stock-based compensation expense as a result of adopting FAS 123(R). The Company estimates that it will incur stock-based compensation expense of approximately $0.36 per share after tax for the full year 2006.

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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2006, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

ITEM 4:    CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of March 31, 2006, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of common stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management, depending on market conditions and other corporate considerations. The authorization was increased by an additional $25 million in May 2004, an additional $25 million in October 2004, an additional $25 million in July 2005, and an additional $20 million in October 2005. A total of $110 million has been authorized by the Company’s Board of Directors for share repurchases through December 31, 2006.

During the three months ended March 31, 2006, the Company used $14 million to repurchase shares of common stock under its repurchase program. The Company’s remaining authorization for common stock repurchases was $18 million at March 31, 2006. A summary of the Company’s share repurchases during the quarter is set forth below:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
Beginning Balance (at 12/31/05)				$32.0
January	—	—	—	—
February	51,822	$97.82	51,822	(5.1)
March	91,978	$96.79	91,978	(8.9)
Total (at 3/31/06)	143,800	$97.16	143,800	$18.0

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matter to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAYER EDUCATION, INC.

By:        /s/ Mark C. Brown

Mark C. Brown
Senior Vice President and Chief Financial Officer

Date: May 8, 2006

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