Form 10-Q
period 2006-06-30
STRAYER EDUCATION INC
filed 2006-07-28
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2006
                           COMMISSION FILE NO. 0-21039

                             STRAYER EDUCATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)

                Maryland                                    52-1975978
     (State or other jurisdiction of             (I.R.S. Employer Identification
      incorporation or organization)                           No.)

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
ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED
FILER" AND "LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK
ONE)

LARGE ACCELERATED FILER [X]   ACCELERATED FILER [ ]   NON-ACCELERATED FILER [ ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN
RULE 12B-2 OF THE EXCHANGE ACT). YES [ ] NO [X]

AS OF JULY 25, 2006, THERE WERE OUTSTANDING 14,344,064 SHARES OF COMMON STOCK,
PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Unaudited Condensed Consolidated Balance Sheets at December 31, 2005
            and June 30, 2006 ...........................................................    3

            Unaudited Condensed Consolidated Statements of Income for the three and
            six month periods ended June 30, 2005 and 2006 ..............................    4

            Unaudited Condensed Consolidated Statements of Comprehensive Income for
            the three and six month periods ended June 30, 2005 and 2006 ................    5

            Unaudited Condensed Consolidated Statements of Stockholders' Equity for
            the six month periods ended June 30, 2005 and 2006 ..........................    6

            Unaudited Condensed Consolidated Statements of Cash Flows for the six
            month periods ended June 30, 2005 and 2006 ..................................    7

            Notes to Unaudited Condensed Consolidated Financial Statements ..............    8

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results

PART II -- OTHER INFORMATION

CERTIFICATIONS

                             STRAYER EDUCATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      December    June 30,
                                                                                      31, 2005      2006
                                                                                     ---------   ---------

                                ASSETS
Current assets:
  Cash and cash equivalents ......................................................    $ 74,212    $ 47,163
  Marketable securities available for sale, at fair value ........................      45,594      75,423
  Tuition receivable, net allowances for doubtful accounts of $1,927 and $2,219 at
    December 31, 2005 and June 30, 2006, respectively ............................      55,935      61,021
  Other current assets ...........................................................       2,581       6,979
                                                                                      --------    --------
    Total current assets .........................................................     178,322     190,586
Property and equipment, net ......................................................      46,684      49,935
Deferred income taxes ............................................................          --       1,286
Restricted cash ..................................................................         500         500
Other assets .....................................................................         339         342
                                                                                      --------    --------
    Total assets .................................................................    $225,845    $242,649
                                                                                      ========    ========
                  LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................................    $  6,402    $ 14,217
  Accrued expenses ...............................................................       1,483       1,784
  Income taxes payable ...........................................................       3,773         170
  Unearned tuition ...............................................................      55,778      59,136
                                                                                      --------    --------
    Total current liabilities ....................................................      67,436      75,307
Deferred income taxes ............................................................         205          --
Long-term liabilities ............................................................       6,364       6,398
                                                                                      --------    --------
    Total liabilities ............................................................      74,005      81,705
                                                                                      --------    --------
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01; 20,000,000 shares
    authorized; 14,292,249 and 14,323,872 shares issued and outstanding
    at December 31, 2005 and June 30, 2006, respectively .........................         143         142
  Additional paid-in capital .....................................................     104,923      91,361
  Retained earnings ..............................................................      47,020      69,791
  Accumulated other comprehensive income (loss) ..................................        (246)       (350)
                                                                                      --------    --------
    Total stockholders' equity ...................................................     151,840     160,944
                                                                                      --------    --------
    Total liabilities and stockholders' equity ...................................    $225,845    $242,649
                                                                                      ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                        3

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             For the three        For the six
                                              months ended        months ended
                                                June 30,            June 30,
                                           ----------------  -------------------
                                             2005     2006     2005       2006
                                           -------  -------  --------   --------
Revenues ................................  $55,249  $65,558  $111,402   $132,648
                                           -------  -------  --------   --------
Costs and expenses: (a)
   Instruction and educational support ..   20,032   22,719    38,491     44,757
   Selling and promotion ................    8,653   11,175    17,316     21,847
   General and administration ...........    7,072   10,191    13,615     19,585
                                           -------  -------  --------   --------
Total costs and expenses.................   35,757   44,085    69,422     86,189
                                           -------  -------  --------   --------
      Income from operations ............   19,492   21,473    41,980     46,459
Investment and other income .............      795    1,162     1,405      2,117
                                           -------  -------  --------   --------
      Income before income taxes ........   20,287   22,635    43,385     48,576
Provision for income taxes ..............    7,762    8,617    16,769     18,602
                                           -------  -------  --------   --------
      Net income ........................  $12,525  $14,018  $ 26,616   $ 29,974
                                           =======  =======  ========   ========
Net income per share:
      Basic .............................  $  0.86  $  0.99  $   1.82   $   2.11
      Diluted ...........................  $  0.85  $  0.97  $   1.79   $   2.06
Weighted average shares outstanding:
      Basic .............................   14,531   14,200    14,596     14,229
      Diluted ...........................   14,791   14,497    14,870     14,528

----------

(a)  In 2006, the Company adopted FAS 123(R) and began recording stock-based compensation expense. Prior to adoption of FAS 123(R), the Company recorded expense for some forms of stock-based compensation such as restricted stock and certain cash payments related to stock options. The table below sets forth the amount of various forms of stock-based compensation expense recorded both prior to and after the adoption of FAS 123(R) in each of the expense line items. See Note 5 below for more information.

                                                   For the three    For the six
                                                   months ended    months ended
                                                     June 30,         June 30,
                                                   -------------   -------------
                                                   2005     2006   2005     2006
                                                   ----    -----   ----   ------
     Instruction and educational support ........    --   $  125     --   $  339
     Selling and promotion ......................    --      141     --      273
     General and administration .................    --    1,761     --    2,735

     The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                   For the three         For the six
                                                    months ended        months ended
                                                      June 30,            June 30,
                                                 -----------------   ------------------
                                                   2005      2006      2005       2006
                                                 -------   -------   --------   -------

Net income ...................................   $12,525   $14,018    $26,616   $29,974
Other comprehensive income:
   Unrealized gain (loss) on investment,
      net of taxes ...........................        33       (29)       (49)     (104)
                                                 -------   -------    -------   -------
Comprehensive income .........................   $12,558   $13,989    $26,567   $29,870
                                                 =======   =======    =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   Accumulated
                                                        Common Stock      Additional                  Other
                                                    -------------------     Paid-in    Retained   Comprehensive
                                                      Shares     Amount     Capital    Earnings    Income (Loss)    Total
                                                    ----------   ------   ----------   --------   -------------   --------

Balance at December 31, 2004 ....................   14,669,487   $ 147     $140,943    $ 7,983       $ (151)      $148,922
Repurchase of common stock ......................     (278,770)     (3)     (24,995)        --           --        (24,998)
Common stock dividends ..........................           --      --           --     (3,647)          --         (3,647)
Change in net unrealized gains (losses)
   on marketable securities, net of income tax...           --      --           --         --          (49)           (49)
Net income ......................................           --      --           --     26,616           --         26,616
                                                    ----------   -----     --------    -------       ------       --------
Balance at June 30, 2005 ........................   14,390,717   $ 144     $115,948    $30,952       $ (200)      $146,844
                                                    ==========   =====     ========    =======       ======       ========

                                                                                                   Accumulated
                                                        Common Stock      Additional                  Other
                                                    -------------------     Paid-in    Retained   Comprehensive
                                                      Shares     Amount     Capital    Earnings    Income (Loss)    Total
                                                    ----------   ------   ----------   --------   -------------   --------

Balance at December 31, 2005 ....................   14,292,249   $143      $104,923    $47,020       $  (246)     $151,840
Exercise of stock options .......................       75,000      1         3,248         --            --         3,249
Tax benefit from exercise of stock options ......           --     --         1,787         --            --         1,787
Repurchase of common stock ......................     (224,252)    (2)      (21,625)        --            --       (21,627)
Restricted stock grants .........................      180,875     --            --         --            --            --
Stock-based compensation ........................           --     --         3,028         --            --         3,028
Common stock dividends ..........................           --     --            --     (7,203)           --        (7,203)
Change in net unrealized gains (losses)
   on marketable securities, net of income tax ..           --     --            --         --          (104)         (104)
Net income ......................................           --     --            --     29,974            --        29,974
                                                    ----------   ----      --------    -------       -------      --------
Balance at June 30, 2006 ........................   14,323,872   $142      $ 91,361    $69,791       $  (350)     $160,944
                                                    ==========   ====      ========    =======       =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            For the six months
                                                                              ended June 30,
                                                                            -------------------
                                                                              2005       2006
                                                                            --------   --------

Cash flows from operating activities:
   Net income............................................................   $ 26,616   $ 29,974
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization of deferred rent......................................         74         84
      Depreciation and amortization......................................      3,197      3,369
      Provision for student loan losses..................................        (63)       (70)
      Deferred income taxes..............................................        (33)    (1,605)
      Stock-based compensation...........................................         --      3,028
   Changes in assets and liabilities:
      Tuition receivable, net............................................     (4,894)    (5,086)
      Other current assets...............................................       (751)    (4,217)
      Other assets.......................................................         --         (3)
      Accounts payable...................................................      1,618      5,197
      Accrued expenses...................................................       (956)       301
      Income taxes payable...............................................     (6,906)    (1,816)
      Excess tax benefits from stock-based payment arrangements..........         --     (1,787)
      Unearned tuition...................................................      5,572      3,358
      Deferred lease incentives..........................................      1,531         --
   Student loans originated..............................................       (571)        (3)
   Collections on student loans receivable and held for sale.............        601         23
                                                                            --------   --------
         Net cash provided by operating activities.......................     25,035     30,747
                                                                            --------   --------
Cash flows from investing activities:
   Purchases of property and equipment...................................     (7,793)    (6,074)
   Purchases of marketable securities....................................         --    (30,000)
                                                                            --------   --------
         Net cash used in investing activities...........................     (7,793)   (36,074)
                                                                            --------   --------
Cash flows from financing activities:
   Common dividends paid.................................................     (3,647)    (7,203)
   Proceeds from exercise of stock options...............................         --      3,249
   Excess tax benefits from stock-based payment arrangements.............         --      1,787
   Repurchase of common stock............................................    (24,998)   (19,555)
                                                                            --------   --------
         Net cash used in financing activities...........................    (28,645)   (21,722)
                                                                            --------   --------
         Net increase (decrease) in cash and equivalents.................    (11,403)   (27,049)
Cash and cash equivalents - beginning of period..........................     97,004     74,212
                                                                            --------   --------
Cash and cash equivalents - end of period................................   $ 85,601   $ 47,163
                                                                            ========   ========
Non-cash transactions:
   Purchases of property and equipment included in accounts payable......   $    181   $  1,107
   Repurchases of common stock included in accounts payable..............   $     --   $  2,072

  The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             INFORMATION AS OF JUNE 30, 2005 AND 2006 IS UNAUDITED.

1. BASIS OF PRESENTATION

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc., Strayer
University, Inc. (the "University") and Education Loan Processing, Inc. ("ELP"),
collectively referred to herein as the "Company" or "Companies."

The results of operations for the three months and six months ended June 30,
2006 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 2005 and 2006 and for the three and six months ended June 30, 2005 and 2006 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company.

The Company's educational programs are offered on a quarterly basis.
Approximately 97% of the Company's revenues during the six months ended June 30,
2006 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, textbook-related income and other income which are recognized when incurred.

As of January 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123(R), Share-based Payment ("FAS 123(R)") using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Prior to the adoption of FAS 123(R), the Company recorded expense for some forms of stock-based compensation such as restricted stock and certain cash payments related to stock options. With the adoption of the provisions of FAS 123(R), the
Company incurred stock-based compensation expenses for the three months ended
June 30, 2006 of $2.0 million (or $1.3 million net of taxes) which reduced diluted earnings per share by $0.08 after tax. For the six months ended June 30,
2006, the Company incurred stock-based compensation expenses of $3.3 million (or
$2.0 million net of taxes) which reduced diluted earnings per share by $0.14 after tax. There was no stock-based compensation expense recorded for the three and six months ended June 30, 2005 because the Company had not adopted the recognition provisions of FAS 123(R) until January 1, 2006 and there was no other stock-based compensation activity. See Note 5 below for more information.

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
2005.

2. NATURE OF OPERATIONS

Strayer Education, Inc., a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 41 campuses (including two new campuses opened for the 2006 summer term in Virginia Beach, Va. and Atlanta, Ga.) in Pennsylvania, Maryland,
Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee, Georgia,
and Florida and worldwide via the Internet through Strayer University Online.
ELP originates and administers student loans for the University's students.
These loans are held for sale.

3. EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At June 30, 2006, the Company had 177,083 issued and outstanding stock options that were excluded from the calculation. Set forth below is a reconciliation of shares used to compute net income per share:

                                                           For the three      For the six
                                                               months            months
                                                           ended June 30,    ended June 30,
                                                          ---------------   ---------------
                                                           (in thousands)    (in thousands)
                                                           2005     2006     2005     2006
                                                          ------   ------   ------   ------

Weighted average shares outstanding
   used to compute basic net income per
   share ..............................................   14,531   14,200   14,596   14,229
Incremental shares issuable upon the
   assumed exercise of stock options ..................      260      291      274      296
Unvested restricted stock .............................       --        6       --        3
                                                          ------   ------   ------   ------
Shares used to compute diluted net income per share ...   14,791   14,497   14,870   14,528
                                                          ======   ======   ======   ======

4. CREDIT FACILITIES

The Company maintains two credit facilities from two banks in the amount of
$10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of no more than 0.75% above the London Interbank Offered Rate.
There was no outstanding balance and there were no fees payable on either facility as of June 30, 2006. An unsecured letter of credit in the amount of
$938,000, which expires in July 2007, was issued by Strayer University in favor of regulators in connection with their periodic approval activities.

5. STOCKHOLDERS' EQUITY

Common Stock

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2005 and June 30, 2006, the Company had
14,292,249 and 14,323,872 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2005, the Company increased the annual common stock cash dividend from $0.50 to $1.00 per share or $0.25 per share quarterly.

Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123(R), Share-based Payment ("FAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company's Employee Stock Purchase Plan based on estimated fair values. FAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, Accounting for
Stock Issued to Employees ("APB 25") for periods beginning January 1, 2006. In
March 2005, the Securities and Exchange Commission issued Staff Accounting
Bulletin No. 107 ("SAB 107") relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method provided under the rule, which requires the application of the accounting standard as of January 1, 2006. The Company's consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of
FAS 123(R). In accordance with the modified prospective transition method provided under the rule, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense recognized under FAS 123(R) for the three months ended June 30, 2006 was $2.0 million (or $1.3 million after tax) and for the six months ended June 30, 2006 was $3.3 million (or $2.0 million after tax).

FAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has elected to estimate fair value using the Black-Scholes option pricing valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's
Consolidated Statements of Income. Prior to the adoption of FAS 123(R), the
Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 pursuant to Statement of
Financial Accounting Standards No. 123, Accounting for Stock-based Compensation
("FAS 123"). Under the intrinsic value method, no stock-based compensation expense was recognized in the Company's Consolidated Statements of Income for
stock options because the exercise price of the Company's stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company's Consolidated
Statements of Income for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005,

based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). As stock-based compensation expense recognized in the Consolidated Statements of Income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, the amounts have been reduced for estimated forfeitures. FAS 123(R)
requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Stock-based compensation plans

In July 1996, the Company's stockholders approved 1,500,000 shares of common stock for grants under the Company's 1996 Stock Option Plan (as amended, the
"Plan"). This Plan was amended by the stockholders at the May 2001 Annual
Stockholders' Meeting and at the May 2005 Annual Stockholders' Meeting to
increase the number of shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively. A total of 3,000,000 shares have therefore been approved for grant under the Plan. The Plan was again amended at the May 2006
Annual Stockholders' Meeting to authorize a one-time exchange of stock options for restricted stock by employees (excluding the five highest compensated executive officers) and to permit restricted stock and cash awards to qualify for favorable tax treatment under Section 162(m) of the Internal Revenue Code.
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

In the second quarter, the Company granted 32,765 shares of restricted stock to employees in exchange for 105,000 stock options pursuant to the one-time exchange offer approved by the shareholders. Of the 11 eligible employees, 10 chose to participate in the offer. The incremental stock-based compensation expense incurred by the Company as a result of this offer was immaterial. The
Company's stock price closed at $103.60 on the date that the exchange offer was approved by the shareholders and priced.

In July 2006, the Company's Board of Directors approved a grant of 20,192 shares of restricted stock to the Company's newly appointed President and Chief
Operating Officer, Karl McDonnell, who reports directly to Robert Silberman, the
Company's Chairman and Chief Executive Officer. These shares vest 100% on July
25, 2010 based on the achievement of certain performance criteria. The performance criteria categories contained in the grant are covered by the May
2006 amendment to the Plan, so that this restricted stock grant is eligible for favorable tax treatment by the Company under Section 162(m) of the Internal
Revenue Code. The Company's stock price closed at $99.05 on the date of the restricted stock grant.

The table below sets forth the stock option activity for the six months ended
June 30, 2006 and other stock option information at June 30, 2006:

                                                          Weighted-
                                             Weighted-     average         Aggregate
                                              average      remaining      intrinsic
                                   Number     exercise   contractual         value
                                 of shares     price      life (yrs.)   (in thousands)
                                 ---------   ---------   ------------   -------------

Balance, December 31, 2005 ...   1,103,334    $ 62.79
Grants .......................          --         --
Exercises ....................     (75,000)     43.31
Forfeitures ..................    (125,000)    109.55
                                 ---------    -------         ---          -------
Balance, June 30, 2006 .......     903,334    $ 65.13         2.9          $37,322
                                 =========    =======         ===          =======
Vested, June 30, 2006 ........     636,251    $ 42.24         2.1          $34,917
Exercisable, June 30, 2006 ...     636,251    $ 42.24         2.1          $34,917

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30,
2006. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The following table summarizes information regarding stock option exercises for the six months ended June 30, 2006 (in thousands):

                                                      For the six months
                                                        ended June 30,
                                                      ------------------
                                                         2005    2006
                                                         ----   -----
Proceeds from stock options exercised .............       --    3,249
Tax benefits related to stock options exercised ...       --    1,805
Intrinsic value of stock options exercised(1) .....       --    4,670

----------
(1)  Intrinsic value of stock options exercised is estimated by taking the difference between the Company's closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

The following table summarizes information about the stock options to purchase the Company's common stock at June 30, 2006:

                          Options Outstanding              Options Exercisable
                 -------------------------------------   -----------------------
                                Weighted-
                                 average     Weighted-                 Weighted-
                   Number       remaining     average       Number      average
    Range of     outstanding   contractual    exercise   exercisable    exercise
exercise prices  at 6/30/06    life (yrs.)     price      at 6/30/06     price
---------------  -----------   -----------   ---------   -----------   ---------
$33.69 - 47.44     461,250         1.8        $ 37.55      461,250       $37.55
$53.61 - 67.87     215,001         2.2        $ 54.43      175,001       $54.62
$83.80 -119.72     227,083         5.7        $102.66           --           --
--------------     -------         ---        -------      -------       ------
$33.69- 119.72     903,334         2.9        $ 57.93      636,251       $42.24

The table below sets forth the restricted stock activity for the six months ended June 30, 2006:

                                              Weighted-
                                   Number      average
                                 of shares   grant price
                                 ---------   -----------
Balance, December 31, 2005 ...      4,500      $100.58
Grants .......................    188,375       102.32
Vested shares ................         --           --
Forfeitures ..................     (7,500)       91.27
                                  -------      -------
Balance, June 30, 2006 .......    185,375      $102.73
                                  =======      =======

At June 30, 2006, total stock-based compensation cost which has not yet been recognized was $22.8 million, representing $16.9 million for unvested restricted stock and $5.9 million for unvested stock options. This cost is expected to be recognized over the next 44 months on a weighted-average basis.

Valuation and Expense Information Under FAS 123(R) and Proforma Information
Under FAS 123 for Periods Prior to January 1, 2006

For the three and six months ended June 30, 2005, had compensation expense been determined based on the fair value of the options at grant dates computed in accordance with FAS 123, the pro forma amounts would be as follows (in thousands except per share data):

                                                  For the three    For the six
                                                   months ended    months ended
                                                  June 30, 2005   June 30, 2005
                                                  -------------   -------------
                                                   (Pro forma)     (Pro forma)
Net income.....................................      $12,525         $26,616
Stock-based compensation expense, net of tax...          637           1,176
                                                     -------         -------
Pro forma net income...........................      $11,888         $25,440
                                                     =======         =======
Net income per share:
   As reported:
      Basic....................................      $  0.86         $  1.82
      Diluted..................................      $  0.85         $  1.79
   Pro forma
      Basic....................................      $  0.82         $  1.74
      Diluted..................................      $  0.80         $  1.71

The following table summarizes the pro forma stock-based compensation expense related to employee stock options under FAS 123 for the three and six months ended June 30, 2005. There was no other stock-based compensation activity in these periods. The table also includes the actual stock-based compensation expense recorded for the three and six months ended June 30, 2006 by expense line item (in thousands):

                                      For the three months   For the six months
                                         ended June 30,        ended June 30,
                                      --------------------  --------------------
                                          2005      Actual      2005      Actual
                                      (Pro forma)    2006   (Pro forma)    2006
                                      -----------   ------  -----------  -------
Instruction and educational support...   $  157     $  125     $  290    $  339
Selling and promotion.................      104        141        194       273
General and administration............      783      1,761      1,444     2,735
                                         ------     ------     ------    ------
Stock-based compensation expense
   included in operating expense......    1,044      2,027      1,928     3,347
Tax benefit...........................      407        780        752     1,289
                                         ------     ------     ------    ------
Stock-based compensation
   expense, net of tax................   $  637     $1,247     $1,176    $2,058
                                         ======     ======     ======    ======

For options granted during the three and six months ended June 30, 2005, the fair value of each option grant was estimated on the date of grant using the
Black-Scholes method with the following weighted-average assumptions:

                                                   For the three    For the six
                                                    months ended    months ended
                                                   June 30, 2005   June 30, 2005
                                                   -------------   -------------
Dividend yield (1)..............................         0.48%           0.48%
Expected volatility (2) ........................         34.0%           34.0%
Risk-free interest rate (3).....................          3.8%            3.8%
Expected option term (in years) (4).............          6.1             6.1
Weighted average fair value of options granted..       $41.18          $41.18

----------

(1)  The dividend yield assumption is based on the Company's history and expectation of dividend payouts.

(2)  The Company analyzed historical volatility of the Company's stock to estimate the expected volatility.

(3)  The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company's employee stock options.

(4)  The expected option term was determined using the simplified method for estimating expected option life.

As stock-based compensation expense recognized in the Consolidated Statements of
Income for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS
123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

6. INVESTMENTS IN MARKETABLE SECURITIES

Most of the Company's excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company's principal risk and to benefit from the tax efficiency of the fund's underlying securities. As of June 30, 2006, the Company had a total of $75.4 million invested in the short-term tax-exempt bond fund. The investments are considered "available-for-sale" as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and
Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

7. LONG-TERM LIABILITIES

Lease Incentives

In conjunction with campus lease agreements, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin
No. 88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability

will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2005 and June 30, 2006, the Company had deferred lease incentives of $3,481,000 and $3,093,000, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, Accounting for
Operating Leases with Schedule Rent Increases, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2005 and June 30, 2006, the Company had
deferred lease obligations of $2,783,000 and $3,255,000, respectively.

Indemnification on the Sale of Student Loans

In 2003, the Company sold substantially all of its student loan portfolio to a national student loan marketing organization. Under the terms of the
Indemnification Agreement, the Company has indemnified the purchaser of the student loans for claims that may arise due to loan documentation, regulatory compliance, and loan servicing for the student loans that were sold. As of
December 31, 2005 and June 30, 2006, the Company had recorded a liability of
$100,000 and $50,000, respectively, for the indemnification.

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

RESULTS OF OPERATIONS

In the second quarter of 2006, the Company generated $65.6 million in revenue, an increase of 19% compared to the same period in 2005, as a result of average enrollment growth of 15% and a 5% tuition increase at the beginning of 2006.
Although tuition increased 5% in 2006, revenue per student increased 3% due in part to a shift in mix to graduate students who, on average, take fewer classes than undergraduate students. Income from operations was $21.5 million for the second quarter of 2006, an increase of 10% compared to the same period in 2005.
In 2006, the Company began recording stock-based compensation expense which amounted to $2.0 million before tax for the second quarter of 2006. Net income was $14.0 million in the second quarter of 2006, an increase of 12% compared to the same period in 2005. Diluted earnings per share was $0.97 in the second quarter of 2006 compared to $0.85 in the same period in

2005. Stock-based compensation expense reduced diluted earnings per share by
$0.08 in the second quarter of 2006.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

Enrollment. Enrollment at Strayer University for the 2006 spring term, which began April 3, 2006 and ended June 19, 2006, increased 15% to 27,289 students compared to 23,733 for the same term in 2005. Across the Strayer University campus network, new student enrollments increased 22% and continuing student enrollments increased 14%. Campus-based students increased 14% with new campuses
(those in operation three years or less) growing at 90% and mature campuses
(those in operation more than three years) growing at 3%. Out of Area Online enrollments increased 25%, while students taking 100% of their classes at
Strayer University Online (including campus-based students) increased 25%. The total number of students taking any courses online (including students at brick and mortar campuses taking at least one online course) in the 2006 spring term increased to 18,662.

Revenues. Revenues increased 19% from $55.2 million in the second quarter of
2005 to $65.6 million in the second quarter of 2006, principally due to a 15%
increase in the average enrollment and a 5% tuition increase in 2006. Although tuition increased 5% in 2006, revenue per student increased 3% due in part to a shift in mix to graduate students who, on average, take fewer classes than undergraduate students.

Instruction and educational support expenses. Instruction and educational support expenses increased $2.7 million, or 13%, from $20.0 million in the second quarter of 2005 to $22.7 million in the second quarter of 2006. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $0.5 million, $0.7 million, and $0.6 million, respectively. The increase is also partly attributable to $0.1 million of stock-based compensation expense which the Company began recording in
2006. Instruction and educational support expenses as a percentage of revenues decreased to 34.7% in the second quarter of 2006 from 36.3% in the second quarter of 2005, largely attributable to instructional costs growing at a lower rate than tuition revenue.

Selling and promotion expenses. Selling and promotion expenses increased $2.5 million, or 29%, from $8.7 million in the second quarter of 2005 to $11.2 million in the second quarter of 2006. This increase was principally due to the direct costs required to generate leads for enrollment growth, the addition of admissions personnel, particularly at new campuses and at Strayer University
Online, and stock-based compensation expense which the Company began recording in 2006. Selling and promotion expenses as a percentage of revenues increased from 15.7% in the second quarter of 2005 to 17.0% in the second quarter of 2006, largely attributable to both marketing costs and staffing costs growing faster than tuition revenue as the Company continues to invest for growth.

General and administration expenses. General and administration expenses increased $3.1 million, or 44%, from $7.1 million in the second quarter of 2005 to $10.2 million in the second quarter of 2006. The increase is principally attributable to $1.8 million of stock-based compensation expense which the
Company began recording in 2006. This increase was also

due to increased employee compensation and related expenses, and higher bad debt expense, which increased $0.5 million and $0.3 million, respectively. General and administration expenses as a percentage of revenues increased to 15.5% in the second quarter of 2006 from 12.8% in the second quarter of 2005 primarily due to the above factors.

Income from operations. Income from operations increased $2.0 million, or 10%, from $19.5 million in the second quarter of 2005 to $21.5 million in the second quarter of 2006 due to the aforementioned factors. Income from operations includes $2.0 million in stock-based compensation expense for the three months ended June 30, 2006.

Investment and other income. Investment and other income increased $0.4 million, or 46%, from $0.8 million in the second quarter of 2005 to $1.2 million in the second quarter of 2006. The increase was mostly attributable to an increase in investment yields and a higher average cash balance.

Provision for income taxes. Income tax expense increased $0.8 million, or 11%, from $7.8 million in the second quarter of 2005 to $8.6 million in the second quarter of 2006 primarily due to the increase in income before taxes attributable to the factors discussed above. The Company's effective tax rate was 38.1% for the second quarter of 2006, a decrease compared to 38.3% for the second quarter of 2005, primarily attributable to an increase in the Company's investment income from tax-exempt funds.

Net income. Net income increased $1.5 million, or 12%, from $12.5 million in the second quarter of 2005 to $14.0 million in the second quarter of 2006 because of the factors discussed above. Net income includes the effect of stock-based compensation expense of $1.3 million after tax for the second quarter of 2006.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

Revenues. Revenues increased 19% from $111.4 million in the six months ended
June 30, 2005 to $132.6 million in the six months ended June 30, 2006, principally due to a 15% average increase in student enrollments and a 5%
tuition increase effective for 2006. Although tuition increased 5% in 2006, revenue per student increased 3% due in part to a shift in mix to graduate students who, on average, take fewer classes than undergraduate students.

Instruction and educational support expenses. Instruction and educational support expenses increased $6.3 million, or 16%, from $38.5 million in the six months ended June 30, 2005 to $44.8 million in the six months ended June 30,
2006. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $1.9 million, $1.3 million, and $1.5 million, respectively. The increase is also partly attributable to $0.3 million in stock-based compensation expense which the Company began recording in 2006. These expenses as a percentage of revenues decreased from 34.6% in the six months ended June 30, 2005 to 33.7% in the six months ended June 30, 2006, largely attributable to instructional costs growing at a lower rate than tuition revenue.

Selling and promotion expenses. Selling and promotion expenses increased $4.5 million, or 26%, from $17.3 million in the six months ended June 30, 2005 to
$21.8 million in the six

months ended June 30, 2006. This increase was principally due to the direct costs required to generate leads for enrollment growth and the addition of admissions personnel, particularly at new campuses and at Strayer University
Online, and stock-based compensation expense which the Company began recording in 2006. These expenses as a percentage of revenues increased from 15.5% in the six months ended June 30, 2005 to 16.5% in the six months ended June 30, 2006, which was largely attributable to both marketing costs and staffing costs growing faster than tuition revenue as the Company continues to invest for growth.

General and administration expenses. General and administration expenses increased $6.0 million, or 44%, from $13.6 million in the six months ended June
30, 2005 to $19.6 million in the six months ended June 30, 2006. The increase is principally attributable to $2.7 million in stock-based compensation expense which the Company began recording in 2006. This increase was also due to increased employee compensation and related expenses, and higher bad debt expense, which increased $1.5 million and $0.8 million, respectively. General and administration expenses as a percentage of revenues increased to 14.8% in the six months ended June 30, 2006 from 12.2% in the six months ended June 30,
2005 primarily due to stock-based compensation expense.

Income from operations. Income from operations increased $4.5 million, or 11%, from $42.0 million in the six months ended June 30, 2005 to $46.5 million in the six months ended June 30, 2006 due to the aforementioned factors. Income from operations includes $3.3 million in stock-based compensation expense for the six months ended June 30, 2006.

Investment and other income. Investment and other income increased $0.7 million, or 51%, from $1.4 million in the six months ended June 30, 2005 to $2.1 million in the six months ended June 30, 2006. The increase was primarily attributable to an increase in investment yields and a higher average cash balance.

Provision for income taxes. Income tax expense increased $1.8 million, or 11%, from $16.8 million in the six months ended June 30, 2005 to $18.6 million in the six months ended June 30, 2006 primarily due to the increase in income before taxes discussed above. The Company's effective tax rate was 38.3% for the six months ended June 30, 2006 compared to 38.7% for the six months ended June 30,
2005. The decrease in the Company's effective tax rate is primarily attributable to the increase in the Company's investment income from tax-exempt funds.

Net income. Net income increased $3.4 million, or 13%, from $26.6 million in the six months ended June 30, 2005 to $30.0 million in the six months ended June 30,
2006 because of the factors discussed above. Net income includes the effect of stock-based compensation expense of $2.0 million after tax for the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had cash, cash equivalents and marketable securities of $122.6 million compared to $119.8 million at December 31, 2005 and
$111.3 million at June 30, 2005. Most of the Company's excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company's principal risk and to benefit from the tax efficiency of the funds' underlying securities. As of June
30, 2006, the Company had a total of $75.4 million invested in the short-term tax-exempt bond fund, having added $30.0 million to it in the first quarter of 2006. At June 30, 2006, the 437 issues in this fund had an average credit rating of AA, an average maturity of 1.2 years and an average duration of
1.1 years, as well as an average yield to maturity of 4.0%. The Company had no debt as of December 31, 2005 or June 30, 2006.

For the six months ended June 30, 2006, the Company generated $30.7 million net cash from operating activities compared to $25.0 million for the same period in
2005. Capital expenditures were $6.1 million for the six months ended June 30,
2006 compared to $7.8 million for the same period in 2005. For the six months ended June 30, 2006, the Company paid $7.2 million in cash dividends to its common stockholders. During the six months ended June 30, 2006, the Company repurchased 224,252 shares of common stock at a cost of $21.6 million and an average price of $96.44 per share as part of a previously announced common stock repurchase authorization. The Company's remaining authorization for common stock repurchases was $10.3 million at June 30, 2006.

In the second quarter of 2006, bad debt expense as a percentage of revenue was
2.6% compared to 2.5% for the same period in 2005. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 10 days at the end of the second quarter of 2006, compared to eight days in the same period in 2005.

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

The table below sets forth our contractual commitments associated with operating leases as of June 30, 2006. Although they have historically been paid by the
Company, common stock dividend payments are not a contractual commitment and, therefore, have been excluded from this table.

                                Payments due by period (in thousands)
                        -----------------------------------------------------
                                                    2-3       4-5     After 5
                         Total    Within 1 Year    Years     Years     Years
                        -------   -------------   -------   -------   -------
Operating leases        $96,932      $12,382      $25,112   $23,850   $35,588

NEW CAMPUSES

The Company opened one new campus in Virginia Beach, Va. and another in Atlanta,
Ga. for the 2006 summer term. The Company will open two more new campuses for the 2006 fall term - in Birmingham, Alabama, its first campus in that state, and the other in Charleston, South Carolina, its third campus in that state. These new campuses will increase the total number of Strayer University campuses to
43, with eight opened in 2006. The Company intends to continue to open new campuses to the extent feasible subject to regulatory and staffing constraints and consistent with maintaining high academic quality.

BUSINESS OUTLOOK

Based on enrollment growth for the 2006 summer term and the planned investments in opening new campuses, the Company estimates third quarter 2006 diluted earnings per share will be in the range of $0.39 - $0.41, or $0.50 - $0.52 excluding approximately $0.11 per share after tax of stock-based compensation expense as a result of adopting FAS 123(R). The Company estimates that it will incur stock-based compensation expense of approximately $0.36 per share after tax for the full year 2006.

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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2006, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

                         ITEM 4: CONTROLS AND PROCEDURES

a)   Disclosure Controls and Procedures. The Company's Chief Executive Officer
     and Chief Financial Officer have evaluated the effectiveness of the
     Company's disclosure controls and procedures as of June 30, 2006. Based upon such review, the Chief Executive Officer and Chief Financial Officer
     have concluded that the Company has in place, as of June 30, 2006, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities
     Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the
     Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)   Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 1A. RISK FACTORS

     There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company's Annual Report on
     Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the three months ended June 30, 2006, the Company used $7.7 million to repurchase shares of common stock under its repurchase program. The
     Company's remaining authorization for common stock repurchases was $10.3 million at June 30, 2006. A summary of the Company's share repurchases during the quarter is set forth below:

                                                      Total number of      Approximate dollar
                                                      shares purchased    value of shares that
                        Total number     Average    as part of publicly   may yet be purchased
                          of shares    price paid     announced plans      under the plans or
                          purchased     per share       or programs          programs ($ mil)
                        ------------   ----------   -------------------   --------------------

Beginning Balance (at
   3/31/06)                                                                       $18.0
   April                       --            --                --                    --
   May                         --            --                --                    --
   June                    80,452        $95.15            80,452                  (7.7)
                           ------        ------            ------                 -----
Total (at 6/30/06)         80,452        $95.15            80,452                 $10.3
                           ======        ======            ======                 =====

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of the Stockholders held on May 3, 2006, the following matters were submitted to a vote of our common stockholders:

     Proposal

     1.   Election of Directors:

                                        For      Withheld
                                    ----------   --------
          Robert S. Silberman       11,967,235      7,985
          Dr. Charlotte F. Beason   11,971,567      3,653
          William E. Brock          11,957,041     18,179
          David A. Coulter          11,957,299     17,921
          Gary Gensler              11,970,892      4,328
          Robert R. Grusky          11,968,585      6,635
          Robert L. Johnson         11,699,847    275,373
          Todd A. Milano            11,699,833    275,387
          G. Thomas Waite, III      11,970,868      4,352
          J. David Wargo            11,686,290    288,930

     2.   Ratification of Appointment of PricewaterhouseCoopers LLP to serve as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2006:

              For      Against   Abstain
          ----------   -------   -------
          11,961,662    9,089     4,468

     3.   Amendment to the Employee Stock Option Plan to authorize a one time exchange of stock options by employees (excluding the five highest compensated officers):

             For       Against    Abstain
          ---------   ---------   -------
          9,659,305   1,115,990    12,253

     4.   Amendment to the Employee Stock Option Plan to permit restricted stock and cash awards to qualify for favorable tax treatment under Section
          162(m) of the Internal Revenue Code.

              For      Against   Abstain
          ----------   -------   -------
          10,708,153    66,907    12,487

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

                                        STRAYER EDUCATION, INC.

                                        By: /s/ Mark C. Brown
                                            ------------------------------------
                                            Mark C. Brown
                                            Senior Vice President and Chief
                                            Financial Officer

                                        Date: July 28, 2006

                                  EXHIBIT INDEX

Exhibit   Description
------    -----------
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