Form 10-Q
period 2006-09-30
STRAYER EDUCATION INC
filed 2006-10-31
CIK 1013934

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE PERIOD ENDED SEPTEMBER 30, 2006
                           COMMISSION FILE NO. 0-21039

                             STRAYER EDUCATION, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN THIS CHARTER)

                   Maryland                                 52-1975978

(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
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
ONE)'

 LARGE ACCELERATED FILER [X]   ACCELERATED FILER [_]   NON-ACCELERATED FILER [_]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN
RULE 12b-2 OF THE EXCHANGE ACT). YES [_] NO [X]

AS OF OCTOBER 25, 2006, THERE WERE OUTSTANDING 14,363,884 SHARES OF COMMON
STOCK, PAR VALUE $.01 PER SHARE, OF THE REGISTRANT.

                             STRAYER EDUCATION, INC.
                                      INDEX
                                    FORM 10-Q

PART I -- FINANCIAL INFORMATION

   Item 1. Financial Statements

           Unaudited Condensed Consolidated Balance Sheets at December 31,
           2005 and September 30, 2006.....................................    3

           Unaudited Condensed Consolidated Statements of Income for the
           three and nine month periods ended September 30, 2005 and 2006..    4

           Unaudited Condensed Consolidated Statements of Comprehensive
           Income for the three and nine month periods ended September 30,
           2005 and 2006...................................................    5

           Unaudited Condensed Consolidated Statements of Stockholders'
           Equity for the nine month periods ended September 30, 2005 and
           2006............................................................    6

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the nine month periods ended September 30, 2005 and 2006........    7

           Notes to Unaudited Condensed Consolidated Financial Statements..    8

   Item 2. Management's Discussion and Analysis of Financial Condition and

PART II -- OTHER INFORMATION

CERTIFICATIONS

                             STRAYER EDUCATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                    December 31,   September 30,
                                                        2005            2006
                                                    ------------   -------------

                      ASSETS
Current assets:
  Cash and cash equivalents .....................     $ 74,212       $ 46,854
  Marketable securities available for sale, at
    fair value ..................................       45,594         75,763
  Income taxes receivable                                   --          4,557
  Tuition receivable, net of allowances for
    doubtful accounts of $1,927 and $2,201 at
    December 31, 2005 and September 30, 2006,
    respectively ................................       55,935         75,884
  Other current assets ..........................        2,581          5,243
                                                      --------       --------
    Total current assets ........................      178,322        208,301
Property and equipment, net .....................       46,684         50,407
Deferred income taxes ...........................           --          2,331
Restricted cash .................................          500            500
Other assets ....................................          339            813
                                                      --------       --------
    Total assets ................................     $225,845       $262,352
                                                      ========       ========
        LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................     $  6,402       $ 10,438
  Accrued expenses ..............................        1,483          1,954
  Income taxes payable ..........................        3,773             --
  Unearned tuition ..............................       55,778         77,287
                                                      --------       --------
    Total current liabilities ...................       67,436         89,679
Deferred income taxes ...........................          205             --
Long-term liabilities ...........................        6,364          7,138
                                                      --------       --------
    Total liabilities ...........................       74,005         96,817
                                                      --------       --------
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01; 20,000,000
    shares authorized; 14,292,249 and
    14,363,884 shares issued and outstanding as
    of December 31, 2005 and September 30,
    2006, respectively ..........................          143            142
  Additional paid-in capital ....................      104,923         93,001
  Retained earnings .............................       47,020         72,536
  Accumulated other comprehensive income (loss) .         (246)          (144)
                                                      --------       --------
    Total stockholders' equity ..................      151,840        165,535
                                                      --------       --------
    Total liabilities and stockholders' equity ..     $225,845       $262,352
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

                             STRAYER EDUCATION, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            For the three months   For the nine months
                                             ended September 30,   ended September 30,
                                            --------------------   -------------------
                                                2005      2006       2005       2006
                                              -------   -------    --------   --------

Revenues ................................     $47,087   $56,693    $158,489   $189,341
                                              -------   -------    --------   --------
Costs and expenses: (a)
  Instruction and educational support....      18,084    21,613      56,575     66,370
  Selling and promotion..................      13,009    16,164      30,325     38,011
  General and administration.............       6,422     9,918      20,037     29,503
                                              -------   -------    --------   --------
Total costs and expenses.................      37,515    47,695     106,937    133,884
                                              -------   -------    --------   --------
  Income from operations.................       9,572     8,998      51,552     55,457
Investment and other income..............         686     1,160       2,091      3,277
                                              -------   -------    --------   --------
  Income before income taxes.............      10,258    10,158      53,643     58,734
Provision for income taxes...............       3,820     3,822      20,589     22,423
                                              -------   -------    --------   --------
  Net income.............................     $ 6,438   $ 6,336    $ 33,054   $ 36,311
                                              =======   =======    ========   ========
Net income per share:
  Basic..................................     $  0.45   $  0.45    $   2.28   $   2.56
  Diluted................................     $  0.44   $  0.44    $   2.23   $   2.50
Weighted average shares outstanding:
  Basic..................................      14,374    14,157      14,521     14,204
  Diluted................................      14,637    14,462      14,792     14,506

----------
(a)  In 2006, the Company adopted FAS 123(R) and began recording stock-based compensation expense for all forms of stock-based compensation. Prior to the adoption of FAS 123(R), the Company recorded expense for some forms of stock-based compensation such as restricted stock. The table below sets forth the expense for various forms of stock-based compensation, including stock options, restricted stock and cash payments on vested stock options, recorded both prior to and after the adoption of FAS 123(R) in each of the expense line items. See Note 5 below for more information.

                                         For the three months   For the nine months
                                          ended September 30,   ended September 30,
                                         --------------------   -------------------
                                             2005    2006          2005    2006
                                             ----   ------         ----   ------

Instruction and educational support...        $--   $  149          $--   $  488
Selling and promotion.................         --      136           --      409
General and administration............         19    1,899           19    4,634

The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                              COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                              For the three months   For the nine months
                                               ended September 30,   ended September 30,
                                              --------------------   -------------------
                                                  2005     2006         2005      2006
                                                 ------   ------      -------   -------

Net income.................................      $6,438   $6,336      $33,054   $36,311
Other comprehensive income:
  Unrealized gain (loss) on investment,
    net of taxes...........................         (20)     207          (69)      102
                                                 ------   ------      -------   -------
Comprehensive income.......................      $6,418   $6,543      $32,985   $36,413
                                                 ======   ======      =======   =======

 The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         Accumulated
                                                         Common Stock                                       Other
                                                     -------------------      Additional     Retained   Comprehensive
                                                       Shares     Amount   Paid-in Capital   Earnings   Income (Loss)     Total
                                                     ----------   ------   ---------------   --------   -------------   --------

Balance at December 31, 2004 .....................   14,669,487    $147        $140,943       $ 7,983       $(151)      $148,922
Repurchase of common stock .......................     (329,161)     (3)        (29,990)           --          --        (29,993)
Restricted stock grants ..........................        4,500      --              --            --          --             --
Stock-based compensation .........................           --      --              19            --          --             19
Common stock dividends ...........................           --      --              --        (5,444)         --         (5,444)
Change in net unrealized gains (losses)
  on marketable securities, net of income tax ....           --      --              --            --         (69)           (69)
Net income .......................................           --      --              --        33,054          --         33,054
                                                     ----------    ----        --------       -------       -----       --------
Balance at September 30, 2005 ....................   14,344,826    $144        $110,972       $35,593       $(220)      $146,489
                                                     ==========    ====        ========       =======       =====       ========

                                                                                                         Accumulated
                                                         Common Stock                                       Other
                                                     -------------------      Additional     Retained   Comprehensive
                                                       Shares     Amount   Paid-in Capital   Earnings   Income (Loss)     Total
                                                     ----------   ------   ---------------   --------   -------------   --------

Balance at December 31, 2005 .....................   14,292,249    $143        $104,923      $ 47,020       $(246)      $151,840
Exercise of stock options ........................      147,334       2           6,502            --          --          6,504
Tax benefit from exercise of stock options .......           --      --           3,540            --          --          3,540
Repurchase of common stock .......................     (276,766)     (3)        (27,036)           --          --        (27,039)
Restricted stock grants ..........................      201,067      --              --            --          --             --
Stock-based compensation .........................           --      --           5,072            --          --          5,072
Common stock dividends ...........................           --      --              --       (10,795)         --        (10,795)
Change in net unrealized gains on marketable
  securities, net of income tax .................            --      --              --            --         102            102
Net income ........................................          --      --              --        36,311          --         36,311
                                                     ----------    ----       ---------      --------       -----       --------
Balance at September 30, 2006 ....................   14,363,884    $142        $ 93,001      $ 72,536       $(144)      $165,535
                                                     ==========    ====        ========      ========       =====       ========

 The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          For the nine months
                                                                          ended September 30,
                                                                          -------------------
                                                                            2005       2006
                                                                          --------   --------

Cash flows from operating activities:
  Net income ..........................................................   $ 33,054   $ 36,311
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of deferred rent .....................................        127        136
    Depreciation and amortization .....................................      4,944      5,165
    Provision for student loan losses .................................        (98)       (95)
    Deferred income taxes .............................................        (45)    (2,641)
    Stock-based compensation ..........................................         19      5,072
  Changes in assets and liabilities:
    Tuition receivable, net ...........................................    (16,554)   (19,949)
    Other current assets ..............................................        133     (1,911)
    Other assets ......................................................          6       (474)
    Accounts payable ..................................................      1,935      4,081
    Accrued expenses ..................................................     (1,168)       471
    Income taxes payable ..............................................     (9,773)    (4,790)
    Excess tax benefits from stock-based payment arrangements .........         --     (3,540)
    Unearned tuition ..................................................     20,723     21,509
    Deferred lease incentives .........................................      1,531         --
  Student loans originated ............................................       (673)        (3)
  Collections on student loans receivable and held for sale ...........        709         23
                                                                          --------   --------
    Net cash provided by operating activities .........................     34,870     39,365
                                                                          --------   --------
Cash flows from investing activities:
  Purchases of property and equipment .................................     (9,739)    (8,933)
  Purchases of marketable securities ..................................         --    (30,000)
                                                                          --------   --------
    Net cash used in investing activities .............................     (9,739)   (38,933)
                                                                          --------   --------
Cash flows from financing activities:
  Common stock dividends paid .........................................     (5,444)   (10,795)
  Proceeds from exercise of stock options .............................         --      6,504
  Excess tax benefits from stock-based payment arrangements ...........         --      3,540
  Repurchase of common stock ..........................................    (29,993)   (27,039)
                                                                          --------   --------
    Net cash used in financing activities .............................    (35,437)   (27,790)
                                                                          --------   --------
    Net decrease in cash and cash equivalents .........................    (10,306)   (27,358)
Cash and cash equivalents - beginning of period .......................     97,004     74,212
                                                                          --------   --------
Cash and cash equivalents - end of period .............................    $86,698   $ 46,854
                                                                          ========   ========
Non-cash transactions:
  Purchases of property and equipment included in accounts payable ....   $    234   $    516

 The accompanying notes are an integral part of these consolidated financial statements.

                             STRAYER EDUCATION, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           INFORMATION AS OF SEPTEMBER 30, 2005 AND 2006 IS UNAUDITED.

1.   BASIS OF PRESENTATION

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc., Strayer
University, Inc. (the "University") and Education Loan Processing, Inc. ("ELP"),
collectively referred to herein as the "Company."

The results of operations for the three months and nine months ended September
30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of September 30, 2005 and 2006 and for the three and nine months ended September 30, 2005 and 2006 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company.

The Company's educational programs are offered on a quarterly basis.
Approximately 96% of the Company's revenues during the nine months ended
September 30, 2006 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts.
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

As of January 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123(R), Share-based Payment ("FAS 123(R)") using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. Prior to the adoption of FAS 123(R), the Company recorded expense for some forms of stock-based compensation such as restricted stock. With the adoption of the provisions of FAS 123(R), the Company incurred stock-based compensation expenses for the three months ended September 30, 2006 of $2.2 million (or $1.4 million net of taxes) which reduced diluted earnings per share by $0.09 after tax. For the nine months ended September 30, 2006, the Company incurred stock-based compensation expenses of $5.5 million (or $3.4 million net of taxes) which reduced diluted earnings per share by $0.24 after tax. The amount of stock-based compensation expense recorded for the three and nine months ended September 30,
2005 was immaterial. See Note 5 below for more information.

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
2005.

2.   NATURE OF OPERATIONS

Strayer Education, Inc., a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 43 campuses in Pennsylvania, Delaware, Maryland, Washington,
D.C., Virginia, North Carolina, South Carolina, Tennessee, Alabama, Georgia and
Florida, and worldwide via the Internet through Strayer University Online. ELP originates and administers student loans for the University's students. These loans are held for sale.

3.   EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At September 30, 2006, the Company had 160,417 issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to compute net income per share (in thousands):

                                                         For the three months   For the nine months
                                                          ended September 30,   ended September 30,
                                                         --------------------   -------------------
                                                             2005     2006         2005     2006
                                                            ------   ------       ------   ------

Weighted average shares outstanding used to compute
   basic net income per share.........................      14,374   14,157       14,521   14,205
Incremental shares issuable upon the assumed
   exercise of stock options..........................         263      272          271      288
Unvested restricted stock.............................          --       33           --       13
                                                            ------   ------       ------   ------
Shares used to compute diluted net income per share...      14,637   14,462       14,792   14,506
                                                            ======   ======       ======   ======

4.   CREDIT FACILITIES

The Company maintains two credit facilities from two banks in the amount of
$10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of no more than 0.75% above the London Interbank Offered Rate.
There was no outstanding balance and there were no fees payable on either facility as of September 30, 2006. An unsecured letter of credit in the amount of $938,000, which expires in July 2007, was issued by Strayer University in favor of regulators in connection with their periodic approval activities.

5.   STOCKHOLDERS' EQUITY

Common Stock

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2005 and September 30, 2006, the Company had
14,292,249 and 14,363,884 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2006, the Company increased the annual common stock cash dividend from $1.00 to $1.25 per share, or from
$0.25 to $0.3125 per share quarterly.

Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting
Standards No. 123(R), Share-based Payment ("FAS 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company's Employee Stock Purchase Plan, based on estimated fair values. FAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, Accounting for
Stock Issued to Employees ("APB 25") for periods beginning January 1, 2006. In
March 2005, the Securities and Exchange Commission issued Staff Accounting
Bulletin No. 107 ("SAB 107") relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method provided under the rule, which requires the application of the accounting standard as of January 1, 2006. The Company's consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method provided under the rule, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense recognized under FAS
123(R) for the three months ended September 30, 2006 was $2.2 million (or $1.4 million after tax) and for the nine months ended September 30, 2006 was $5.5 million (or $3.4 million after tax).

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

Stock-based compensation expense recognized in the Company's Consolidated
Statements of Income for the three and nine months ended September 30, 2006 included compensation

expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R).
As stock-based compensation expense recognized in the Consolidated Statements of
Income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, the amounts have been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In February 2006, the Company granted 19,500 shares of restricted stock to several employees. These shares vest 100% on February 14, 2010. The Company's stock price closed at $91.27 on the date of the restricted stock grant.

In February 2006, the Company's Board of Directors approved cash payments to the holders of vested, unexercised stock options in an amount equal to the Company's common stock dividend. These cash payments are remitted on the same dates as the
Company's dividends.

In the second quarter of 2006, the Company granted 32,765 shares of restricted stock to employees in exchange for 105,000 stock options pursuant to the one-time exchange offer approved by the shareholders. Of the 11 eligible employees, 10 chose to participate in the offer. The incremental stock-based compensation expense incurred by the Company as a result of this offer was immaterial. The Company's stock price closed at $103.60 on the date that the exchange offer was approved by the shareholders and priced.

In May 2006, the Company's Board of Directors approved a grant of 131,478 shares of restricted stock to the Chairman and Chief Executive Officer. These shares vest 100% on December 10, 2008 based on the achievement of certain performance criteria. The performance criteria categories contained in the grant are covered by the May 2006 amendment to the Plan, so that this restricted stock grant is eligible for favorable tax treatment by the Company under Section 162(m) of the
Internal Revenue Code. The Company's stock price closed at $103.60 on the date of the restricted stock grant.

In May 2006, the Company's Board of Directors granted 4,632 shares of restricted stock to various members of the Board of Directors. These shares vest equally over a three year period. The Company's stock price closed at $103.60 on the date of the restricted stock grant.

In July 2006, the Company's Board of Directors approved a grant of 20,192 shares of restricted stock to the Company's newly appointed President and Chief
Operating Officer. These shares vest 100% on July 25, 2010 based on the achievement of certain performance criteria. The performance criteria categories contained in the grant are covered by the May 2006 amendment to the Plan, so that this restricted stock grant is eligible for favorable tax treatment by the
Company under Section 162(m) of the Internal Revenue Code. The Company's stock price closed at $99.05 on the date of the restricted stock grant.

The table below sets forth the stock option activity for the nine months ended
September 30, 2006 and other stock option information at September 30, 2006:

                                                              Weighted-
                                                               average
                                                 Weighted-    remaining       Aggregate
                                                  average    contractual      intrinsic
                                       Number     exercise       life           value
                                     of shares     price        (yrs.)     (in thousands)
                                     ---------   ---------   -----------   --------------

Balance, December 31, 2005........   1,103,334    $ 62.79
Grants............................          --         --
Exercises.........................    (147,334)     44.15
Forfeitures.......................    (191,666)    102.64
                                     ---------    -------        ---           -------
Balance, September 30, 2006......      764,334    $ 56.39        2.5           $39,581
                                     =========    =======        ===           =======
Vested, September 30, 2006........     563,917    $ 41.89        1.8           $37,399
Exercisable, September 30, 2006...     563,917    $ 41.89        1.8           $37,399

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30,
2006. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The following table summarizes information regarding stock option exercises for the nine months ended September 30, 2006 (in thousands):

                                                             For the nine months
                                                             ended September 30,
                                                             -------------------
                                                                2005    2006
                                                                ----   ------
Proceeds from stock options exercised ....................       --    $6,504
Tax benefits related to stock options exercised ..........       --    $3,540
Intrinsic value of stock options exercised(1) ............       --    $9,098

----------
(1)  Intrinsic value of stock options exercised is estimated by taking the difference between the Company's closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

The following table summarizes information about the stock options to purchase the Company's common stock at September 30, 2006:

                         Options Outstanding            Options Exercisable
                 -----------------------------------  ----------------------
                               Weighted-
                                average    Weighted-               Weighted-
                    Number     remaining    average      Number     average
   Range of      outstanding  contractual   exercise  exercisable   exercise
exercise prices  at 9/30/06   life (yrs.)    price    at 9/30/06     price
---------------  -----------  -----------  ---------  -----------  ---------
$ 33.69 -  67.87   603,917        1.7       $ 42.67     563,917     $41.89
$107.28 - 119.72   160,417        5.3       $108.06          --         --
----------------   -------        ---       -------     -------     ------
$ 33.69 - 119.72   764,334        2.5       $ 56.39     563,917     $41.89

The table below sets forth the restricted stock activity for the nine months ended September 30, 2006:

                                                                      Weighted-
                                                           Number      average
                                                         of shares   grant price
                                                         ---------   -----------
Balance, December 31, 2005............................      4,500      $100.58
Grants................................................    208,567       102.01
Vested shares.........................................         --           --
Forfeitures...........................................     (7,500)       91.27
                                                          -------      -------
Balance, September 30, 2006...........................    205,567      $102.37
                                                          =======      =======

At September 30, 2006, total stock-based compensation cost which has not yet been recognized was $20.8 million, representing $16.9 million for unvested restricted stock and $3.9 million for unvested stock options. This cost is expected to be recognized over the next 46 months on a weighted-average basis.

Valuation and Expense Information Under FAS 123(R) and Proforma Information
Under FAS 123 for Periods Prior to January 1, 2006

For the three and nine months ended September 30, 2005, had compensation expense been determined based on the fair value of the options at grant dates computed in accordance with FAS 123, the pro forma amounts would be as follows (in thousands except per share data):

                                                   For the three    For the nine
                                                    months ended    months ended
                                                   September 30,   September 30,
                                                        2005            2005
                                                   -------------   -------------
                                                    (Pro forma)     (Pro forma)

Net income .....................................       $6,438         $33,054
Stock-based compensation expense, net of tax ...          921           2,099
                                                       ------         -------
Pro forma net income ...........................       $5,517         $30,955
                                                       ======         =======
Net income per share:
   As reported:
      Basic ....................................       $ 0.45         $  2.28
      Diluted ..................................       $ 0.44         $  2.23
   Pro forma
      Basic ....................................       $ 0.38         $  2.13
      Diluted ..................................       $ 0.37         $  2.08

The following table summarizes the pro forma stock-based compensation expense related to employee stock options under FAS 123 for the three and nine months ended September 30, 2005. The table also includes the actual stock-based compensation expense recorded for the three and nine months ended September 30,
2006 by expense line item (in thousands):

                                                   For the three months     For the nine months
                                                    ended September 30,     ended September 30,
                                                   ---------------------   --------------------
                                                        2005      Actual       2005      Actual
                                                    (Pro forma)    2006    (Pro forma)    2006
                                                    -----------   ------   -----------   ------

Instruction and educational support ............       $  224     $  149      $  509     $  488
Selling and promotion ..........................          149        136         340        409
General and administration .....................        1,118      1,899       2,547      4,634
                                                       ------     ------      ------     ------
Stock-based compensation expense included in
   operating expense ...........................        1,491      2,184       3,396      5,531
Tax benefit ....................................          570        822       1,297      2,111
                                                       ------     ------      ------     ------
Stock-based compensation expense, net of tax ...       $  921     $1,362      $2,099     $3,420
                                                       ======     ======      ======     ======

For options granted during the three and nine months ended September 30, 2005, the fair value of each option grant was estimated on the date of grant using the
Black-Scholes method with the following weighted-average assumptions:

                                                   For the three    For the nine
                                                    months ended    months ended
                                                   September 30,   September 30,
                                                        2005            2005
                                                   -------------   -------------
Dividend yield (1) .............................         0.48%           0.48%
Expected volatility (2) ........................         34.0%           34.0%
Risk-free interest rate (3) ....................         3.99%           3.90%
Expected option term (in years) (4) ............          6.1             6.1
Weighted average fair value of options granted .       $32.50          $39.61

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

As stock-based compensation expense recognized in the Consolidated Statements of
Income for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS
123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

6.   INVESTMENTS IN MARKETABLE SECURITIES

Most of the Company's excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company's principal risk and to benefit from the tax efficiency of the fund's underlying securities. As of September 30, 2006, the Company had a total of $75.8 million invested in the short-term tax-exempt bond fund. The investments are considered "available-for-sale" as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and
Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board issued FASB
Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48").
This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and

measurement of a tax position taken or expected to be taken in a tax return.
This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after
December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its financial condition and results of operations.

8.   LONG-TERM LIABILITIES

Lease Incentives

In conjunction with campus lease agreements, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with Financial Accounting Standards Board ("FASB") Technical Bulletin
No. 88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2005 and September 30, 2006, the Company had deferred lease incentives of $3,481,000 and $3,591,000, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, Accounting for
Operating Leases with Schedule Rent Increases, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2005 and September 30, 2006, the Company
had deferred lease obligations of $2,783,000 and $3,522,000, respectively.

Indemnification on the Sale of Student Loans

In 2003, the Company sold substantially all of its student loan portfolio to a national student loan marketing organization. Under the terms of an
Indemnification Agreement, the Company has indemnified the purchaser of the student loans for claims that may arise due to loan documentation, regulatory compliance, and loan servicing for the student loans that were sold. As of
December 31, 2005 and September 30, 2006, the Company had recorded a liability of $100,000 and $25,000, respectively, for the indemnification.

            ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

Certain of the statements included in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private
Securities Litigation Reform Act of 1995 ("Reform Act"). These statements are based on the Company's current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state and regional regulatory requirements, competitive factors, our ability to continue to implement our growth strategy, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company's annual report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward looking statements.

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

RESULTS OF OPERATIONS

In the third quarter of 2006, the Company generated $56.7 million in revenue, an increase of 20% compared to the same period in 2005, as a result of average enrollment growth of 15% and a 5% tuition increase at the beginning of 2006.
Income from operations was $9.0 million for the third quarter of 2006, a decrease of 6% compared to the same period in 2005. In 2006, the Company began recording stock-based compensation expense for all forms of stock-based compensation, which amounted to $2.2 million before tax for the third quarter of
2006. Net income was $6.3 million in the third quarter of 2006, a decrease of 2%
compared to the same period in 2005. Diluted earnings per share was $0.44 in the third quarter of 2006, the same as the comparable period in 2005. Stock-based compensation expense reduced diluted earnings per share by $0.09 after tax in the third quarter of 2006.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER
30, 2005

Enrollment. Enrollment at Strayer University for the 2006 summer term, which began June 26, 2006 and ended September 11, 2006, increased 15% to 23,932 students compared to 20,757 for the same term in 2005. Across the Strayer
University campus network, new student enrollments increased 15% and continuing student enrollments also increased 15%. Campus-based students increased 14%, with enrollment at new campuses (those in operation three years or less, of which there were 18) growing at 91% and at mature campuses (those in operation more than three years, of which there were 23) growing at 4%. Out of Area Online enrollments increased 24%, while students taking 100% of their classes at
Strayer University Online (including campus-based students) increased 21%. The total number of students taking any courses online (including students at brick and mortar campuses taking at least one online course) in the 2006 summer term increased to 17,015.

Revenues. Revenues increased 20% from $47.1 million in the third quarter of 2005 to $56.7 million in the third quarter of 2006, principally due to a 15% increase in the average enrollment and a 5% tuition increase in 2006. Revenue per student increased 4.5% in the third quarter of 2006.

Instruction and educational support expenses. Instruction and educational support expenses increased $3.5 million, or 20%, from $18.1 million in the third quarter of 2005 to $21.6 million in the third quarter of 2006. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $1.4 million, $0.8 million, and $0.6 million, respectively. The increase is also partly attributable to $0.1 million of stock-based compensation expense. Instruction and educational support expenses as a percentage of revenues decreased to 38.1% in the third quarter of
2006 from 38.4% in the third quarter of 2005, largely attributable to instructional costs growing at a lower rate than tuition revenue.

Selling and promotion expenses. Selling and promotion expenses increased $3.2 million, or 24%, from $13.0 million in the third quarter of 2005 to $16.2 million in the third quarter of 2006. This increase was principally due to the direct costs required to generate leads for enrollment growth, the addition of admissions personnel, particularly at new campuses and at Strayer University
Online, the increase in the number of new campuses opened in 2006 compared to
2005 (eight, up from five in 2005) and stock-based compensation expense. Selling and promotion expenses as a percentage of revenues increased from 27.6% in the third quarter of 2005 to 28.5% in the third quarter of 2006, largely attributable to both marketing costs and staffing costs growing faster than tuition revenue as the Company continues to invest for growth, including the opening of more new campuses.

General and administration expenses. General and administration expenses increased $3.5 million, or 54%, from $6.4 million in the third quarter of 2005 to $9.9 million in the third quarter of 2006. The increase is largely attributable to $1.9 million of stock-based compensation expense. This increase was also due to increased employee compensation and related expenses, and higher bad debt expense, which increased $0.6 million and $0.6 million, respectively.
General and administration

expenses as a percentage of revenues increased to 17.5% in the third quarter of
2006 from 13.6% in the third quarter of 2005 primarily due to stock-based compensation expense.

Income from operations. Income from operations decreased $0.6 million, or 6%, from $9.6 million in the third quarter of 2005 to $9.0 million in the third quarter of 2006 due to the aforementioned factors. Income from operations includes $2.2 million in stock-based compensation expense for the three months ended September 30, 2006.

Investment and other income. Investment and other income increased $0.5 million, or 69%, from $0.7 million in the third quarter of 2005 to $1.2 million in the third quarter of 2006. The increase was mostly attributable to an increase in investment yields and a higher average cash balance.

Provision for income taxes. Income tax expense was $3.8 million in the third quarter of 2006, unchanged compared to the same period in 2005, primarily due to income before income taxes remaining relatively unchanged. The Company's effective tax rate was 37.6% for the third quarter of 2006, an increase compared to 37.2% for the third quarter of 2005.

Net income. Net income decreased by $0.1 million, or 2%, from $6.4 million in the third quarter of 2005 to $6.3 million in the third quarter of 2006 because of the factors discussed above. Net income includes the effect of stock-based compensation expense of $1.4 million after tax for the third quarter of 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2005

Enrollment. Average enrollment increased 15% to 26,280 students for the nine months ended September 30, 2006 compared to 22,768 students for the same period in 2005.

Revenues. Revenues increased 19% from $158.5 million in the nine months ended
September 30, 2005 to $189.3 million in the nine months ended September 30,
2006, principally due to a 15% increase in average student enrollments and a 5%
tuition increase effective for 2006. Although tuition increased 5% in 2006, revenue per student increased 3.5% due in part to a shift in mix to graduate students who, on average, take fewer classes than undergraduate students.

Instruction and educational support expenses. Instruction and educational support expenses increased $9.8 million, or 17%, from $56.6 million in the nine months ended September 30, 2005 to $66.4 million in the nine months ended
September 30, 2006. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $3.2 million, $2.1 million, and $2.1 million, respectively. The increase is also partly attributable to $0.5 million in stock-based compensation expense. These expenses as a percentage of revenues decreased from 35.7% in the nine months ended September 30, 2005 to 35.1% in the nine months ended September 30, 2006, largely attributable to instructional costs growing at a lower rate than tuition revenue.

Selling and promotion expenses. Selling and promotion expenses increased $7.7 million, or 25%, from $30.3 million in the nine months ended September 30, 2005 to $38.0 million in the nine months ended September 30, 2006. This increase was principally due to the direct costs required to generate leads for enrollment growth, the addition of admissions personnel, particularly at new campuses and at Strayer University Online, the increase in the number of new campuses opened in 2006 compared to 2005 (eight, up from five in 2005) and stock-based compensation expense. These expenses as a percentage of revenues increased from
19.1% in the nine months ended September 30, 2005 to 20.1% in the nine months ended September 30, 2006, largely attributable to both marketing costs and staffing costs growing faster than tuition revenue as the Company continues to invest for growth, including the opening of more new campuses.

General and administration expenses. General and administration expenses increased $9.5 million, or 47%, from $20.0 million in the nine months ended
September 30, 2005 to $29.5 million in the nine months ended September 30, 2006.
The increase is largely attributable to $4.6 million in stock-based compensation expense. This increase was also due to increased employee compensation and related expenses, and higher bad debt expense, which increased $2.1 million and
$1.4 million, respectively. General and administration expenses as a percentage of revenues increased to 15.6% in the nine months ended September 30, 2006 from
12.6% in the nine months ended September 30, 2005 primarily due to stock-based compensation expense.

Income from operations. Income from operations increased $3.9 million, or 8%, from $51.6 million in the nine months ended September 30, 2005 to $55.5 million in the nine months ended September 30, 2006 due to the aforementioned factors.
Income from operations includes $5.5 million in stock-based compensation expense for the nine months ended September 30, 2006.

Investment and other income. Investment and other income increased $1.2 million, or 57%, from $2.1 million in the nine months ended September 30, 2005 to $3.3 million in the nine months ended September 30, 2006. The increase was primarily attributable to an increase in investment yields and a higher average cash balance.

Provision for income taxes. Income tax expense increased $1.8 million, or 9%, from $20.6 million in the nine months ended September 30, 2005 to $22.4 million in the nine months ended September 30, 2006 primarily due to the increase in income before taxes discussed above. The Company's effective tax rate was 38.2%
for the nine months ended September 30, 2006 compared to 38.4% for the nine months ended September 30, 2005. The decrease in the Company's effective tax rate is primarily attributable to the increase in the Company's investment income from tax-exempt funds.

Net income. Net income increased $3.2 million, or 10%, from $33.1 million in the nine months ended September 30, 2005 to $36.3 million in the nine months ended
September 30, 2006 because of the factors discussed above. Net income includes the effect of stock-based compensation expense of $3.4 million after tax for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had cash, cash equivalents and marketable securities of $122.6 million compared to $119.8 million at December 31, 2005 and
$112.3 million at September 30, 2005. Most of the Company's excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company's principal risk and to benefit from the tax efficiency of the funds' underlying securities. As of September 30, 2006, the Company had a total of $75.8 million invested in the short-term tax-exempt bond fund, having added $30.0 million to it in the first quarter of 2006. At September 30, 2006, the 427 issues in this fund had an average credit rating of AA, an average maturity and an average duration of 1.2 years, as well as an average yield to maturity of 3.7%. The Company had no debt as of December 31, 2005 or September 30, 2006.

For the nine months ended September 30, 2006, the Company generated $39.4 million net cash from operating activities compared to $34.9 million for the same period in 2005. Capital expenditures were $8.9 million for the nine months ended September 30, 2006 compared to $9.7 million for the same period in 2005.
For the nine months ended September 30, 2006, the Company paid $10.8 million in cash dividends to its common stockholders compared to $5.4 million for the same period in 2005. Commencing in the fourth quarter of 2006, the Company increased the annual common stock cash dividend from $1.00 to $1.25 per share, or from
$0.25 to $0.3125 per share quarterly.

During the nine months ended September 30, 2006, the Company repurchased 276,766 shares of common stock at a cost of $27.0 million and an average price of $97.70 per share as part of a previously announced common stock repurchase authorization. The Company's remaining authorization for common stock repurchases was $5 million at September 30, 2006. On October 24, 2006, the
Company's Board of Directors amended the share repurchase program to authorize the repurchase of an additional $35 million in value of the Company's common stock over the next 14 months. As a result, the total remaining amount authorized for share repurchases under the program was $40 million as of October
24, 2006.

In the third quarter of 2006, bad debt expense as a percentage of revenue was
3.2% compared to 2.5% for the same period in 2005. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 10 days at the end of the third quarter of 2006, compared to eight days in the same period in 2005.

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

The table below sets forth our contractual commitments associated with operating leases as of September 30, 2006. Although they have historically been paid by the Company, common stock dividend payments are not a contractual commitment and, therefore, have been excluded from this table.

                                 Payments due by period (in thousands)
                   -----------------------------------------------------------
                                                2-3        4-5      After 5
                     Total   Within 1 Year     Years      Years      Years
                     -----   -------------     -----      -----      -----
Operating leases   $112,333     $13,441       $29,258    $27,437    $42,197

NEW CAMPUSES

The Company opened two new campuses for the 2006 fall term - in Birmingham,
Alabama, its first campus in that state, and the other in Charleston, South
Carolina, its third campus in that state. These new campuses increased the total number of Strayer University campuses to 43, with eight opened in 2006. The
Company intends to open eight new campuses in 2007.

Subject to completion of regulatory approvals, the first two campuses, in
Louisville and Lexington, Kentucky, are currently scheduled for a winter term
2007 start of classes. Kentucky will be a new state for the University. The
Company intends to continue to open new campuses to the extent feasible subject to regulatory and staffing constraints and consistent with maintaining high academic quality.

BUISNESS OUTLOOK

Based on enrollment growth for the 2006 fall term and the planned investments in opening new campuses, the Company estimates fourth quarter 2006 diluted earnings per share will be in the range of $1.06 - $1.08, or $1.17 - $1.19 excluding approximately $0.11 per share after tax of stock-based compensation expense as a result of adopting FAS 123(R). Based on its fourth quarter 2006 estimates, the
Company expects its full year 2006 diluted earnings per share will be in the range of $3.56 to $3.58, or $3.90 to $3.92 excluding the impact of FAS 123(R).

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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2006, a 10% increase or decrease in interest rates would not have a material impact on the Company's future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

                         ITEM 4: CONTROLS AND PROCEDURES

a)   Disclosure Controls and Procedures. The Company's Chief Executive Officer
     and Chief Financial Officer have evaluated the effectiveness of the
     Company's disclosure controls and procedures as of September 30, 2006.
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

b)   Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 1A. RISK FACTORS

     There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company's Annual Report on
     Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the three months ended September 30, 2006, the Company used $5.4 million to repurchase shares of common stock under its repurchase program(1). The Company's remaining authorization for common stock repurchases was approximately $5 million at September 30, 2006. On October
     24, 2006, the Company's Board of Directors amended the share repurchase program to authorize the repurchase of an additional $35 million in value of the Company's common stock over the next 14 months. As a result, the total remaining amount authorized for share repurchases under the program was $40 million as of October 24, 2006. A summary of the Company's share repurchases during the quarter is set forth below:

                       Total     Average     Total number of      Approximate dollar
                       number     price      shares purchased    value of shares that
                         of        paid    as part of publicly   may yet be purchased
                       shares      per       announced plans      under the plans or
                     purchased    share        or programs         programs ($ mil)
                     ---------   -------   -------------------   --------------------

Beginning Balance
(at 6/30/06)                                                             $10.3
   July                    --         --              --                    --
   August                  --         --              --                    --
   September           52,514    $103.05          52,514                  (5.4)
                       ------    -------          ------                 -----
Total (at 9/30/06)     52,514    $103.05          52,514                 $ 4.9
                       ======    =======          ======                 =====

----------
(1)  The Company's repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date. Since inception, the Board of Directors has authorized up to an aggregate amount of $145 million in value of common stock repurchases inclusive of the amendment to the program on October 24, 2006.

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

                                   STRAYER EDUCATION, INC.

                                   By: /s/ Mark C. Brown
                                       -----------------------------------------
                                       Mark C. Brown
                                       Senior Vice President and Chief Financial
                                       Officer

                                   Date: October 31, 2006

                                  EXHIBIT INDEX

Exhibit   Description
-------   ------------
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