Form 10-K
period 2006-12-31
STRAYER EDUCATION INC
filed 2007-02-27
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 0-21039

STRAYER EDUCATION, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-1975978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1100 Wilson Boulevard, Suite 2500, Arlington, VA 22209
(Address of principal executive offices)

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE: (703) 247-2500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, $.01 PAR VALUE	THE NASDAQ STOCK MARKET LLC
(Title of class)	(Name of each exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: [X] Yes [    ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: [    ] Yes [X] No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. [X] Yes [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act:

[X] Large accelerated filer        [    ] Accelerated filer        [    ] Non-accelerated filer

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). [    ] Yes [ X] No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.4 billion.

The total number of shares of common stock outstanding as of January 31, 2007 was 14,293,584.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2006 fiscal year) are incorporated by reference into Part III of this Report.

STRAYER EDUCATION, INC.

FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

This document and the documents incorporated by reference herein include ‘‘forward-looking statements,’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), including, in particular, the statements about our plans, strategies and prospects under the headings ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Business.’’ We have typically used the words ‘‘may,’’ ‘‘will,’’ ‘‘expect,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘intend’’ and similar expressions in this document and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to many risks, uncertainties and assumptions, including, among other things:

•	the pace of growth of student enrollment;

•	our continued compliance with Title IV of the Higher Education Act and the regulations thereunder, as well as state regulatory requirements and accrediting agency requirements;

•	risks related to the timing of regulatory approvals;

•	competitive factors;

•	our ability to continue to implement our online growth strategy;

•	risks associated with the opening of new campuses;

•	risks associated with the offering of new educational programs and adapting to other program changes;

•	risks associated with the acquisition of existing educational institutions; and

•	general economic and market conditions.

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

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, and public administration at 47 physical campuses in Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Georgia, Tennessee, Florida, Alabama and Kentucky. As of December 31, 2006, we had more than 31,000 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (‘‘Middle States’’), one of the six regional collegiate accrediting agencies recognized by the U.S. Secretary of Education. As part of its program offering, the University also offers classes via the Internet through Strayer University Online, providing its working adult students a flexible and convenient program offering over the Internet. Strayer University Online attracts students from around the country and throughout the world.

Over the last several years, we have experienced significant organic growth, expanding geographically by opening new campuses. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C., to 47 campuses in 11 states and Washington, D.C. Our goal is to serve the demand for adult education by opening new campuses in the promising areas in those states in which we currently operate physical campuses, and by expanding into contiguous states that exhibit strong demand for adult education in business and information technology programs. We have opened 33 of our campuses since the beginning of 2001 and currently plan to open eight campuses in 2007, including four already opened. We have also developed a robust online education program. Since receiving regulatory approval to offer our degree programs through Strayer University Online in 1997, our online programs have experienced rapid growth, with over 21,000 students enrolled in at least one class through Strayer University Online during the 2006 fall term.

In connection with our recapitalization in May 2001, we hired a new senior management team, made significant investments in information technology infrastructure to support planned growth in our online programs, and embarked on a long term program to open new campuses in areas where there is a strong demand for adult education. As a result of these efforts, between 2000 and 2006 our revenues grew 22% on a compound annual basis, as our revenues increased from $78.2 million in 2000 to $263.6 million in 2006. During the same period, diluted earnings per share grew at a compound annual rate of 17% (including the impact of stock-based compensation which we began recording in 2006), as we continued to invest heavily in our various initiatives to serve working adult students. For more information relating to our revenues, profits and total assets, please refer to ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Industry Background and Outlook

The market for post-secondary education is large, growing and highly fragmented. The U.S. Bureau of Labor Statistics has reported that approximately 61 million working adults in the United States do not have more than a high school education and approximately 32 million people have some college experience but no degree. We believe that the demand for career-oriented, post-secondary education will continue to increase during the next several years as a result of demographic, economic and social trends, including:

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

In addition to Strayer, there are currently several hundred not-for-profit universities, several public companies and numerous smaller private companies operating in the post-secondary education market in which we operate.

Company Strengths

We have a 115-year operating history and a track record of providing practical and convenient education programs for working adults. We believe the following strengths position us to capitalize on the growing demand for post-secondary education among working adults:

•	Consistent operating history. We have been in continuous operation since 1892 and have demonstrated an ability to operate consistently and grow profitably. Our enrollment and revenue have grown each year since our initial public offering in 1996.

•	Practical and diversified curricula. We offer core curricula in stable, high-demand areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our working adult students and their employers by regularly refining and updating our existing educational programs. Additionally, we replicate programs that are successful in a given campus at additional locations throughout our network of campuses. Strayer University currently offers 85 different degree, diploma and certificate programs, including emphases and concentrations, to its students.

•	Focus on working adults pursuing degree programs. We focus on helping working adults pursue college degrees in order to advance their career and employment opportunities. We believe this is an attractive market within the post-secondary education sector due to the growing number of adult students enrolling in post-secondary education programs and the highly motivated nature of adult students. We consider adult students to be our primary customers, with the various business and government organizations that provide tuition assistance to their employees as our secondary customers. In addition, we believe that the structure of our curriculum, featuring associate, bachelor’s and graduate-level degree programs, encourages students to continue their education and results in extended periods of student enrollment which positively impacts the visibility and predictability of our future revenues. Approximately 93% of our students were enrolled in degree programs for the 2006 fall term.

•	Flexible program offerings. We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year. Additionally, we developed Strayer University Online to enable students to pursue a degree partially or entirely online, thereby increasing the convenience, accessibility and flexibility of our educational programs. Approximately 69% of our students enrolled for the 2006 fall term were taking at least one course through Strayer University Online. We believe that these flexible offerings distinguish us from many traditional universities that currently do not effectively address the special requirements of working adults.

•	Attractive and convenient campus locations. Our campuses are located in growing metropolitan areas in the Mid-Atlantic and Southern regions where there are large populations of working adults with demographic characteristics similar to those of our typical students. Strayer University’s campuses are attractive and modern, offering conducive learning environments in convenient locations.

•	Established brand name and alumni support. With a 115-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional recruitment opportunities for students.

•	Strong owner-oriented management team. In connection with our recapitalization in 2001, we developed a new growth strategy and hired a new senior management team to implement this strategy. As described below, under the leadership of Robert S. Silberman, our Chairman and Chief Executive Officer, we embarked on various initiatives to serve the working adult market by expanding our campuses and developing an online learning platform. In addition, all of our senior officers have made investments in Strayer through outright share purchases, in addition to any compensatory stock awards.

Company Strategy

Our goal is to be a leading, nationwide provider of high quality post-secondary education programs for working adults primarily in the areas of business administration, accounting and information technology. We have identified the following factors as key to executing our growth strategy:

•	Maintain stable enrollment in our mature markets. We have 25 mature campuses (those in operation for more than three years) out of a total number of 47 campuses (including two new campuses opened for the 2007 winter term in Louisville and Lexington, Kentucky and two new campuses opened for the 2007 spring term in Orlando, Florida). Over the last five years, average enrollment at our mature campuses has remained stable, while tuition has increased approximately 5% per year. Our goal is to maintain stable campus enrollments in our mature markets, while increasing revenues by continuing market-based tuition increases.

•	Open new campuses. Our goal is to open new campuses every year by filling out the promising areas in those states in which we currently operate physical campuses and by expanding into contiguous states that exhibit strong demand for adult education in business and information technology programs. We believe this strategy will leverage our existing investment in curriculum, management and marketing infrastructure. Since our initial public offering in 1996, we have grown from eight campuses to 47 campuses while expanding into 11 states and Washington, D.C. The Company has opened 33 new campuses since the beginning of 2001. These campuses are set forth in the table below:

New Campuses Opened
(since the beginning of 2001)

2001

Baltimore, Maryland (Owings Mills Campus)
Norfolk, Virginia (Chesapeake Campus)
Norfolk, Virginia (Newport News Campus)

2002

Charlotte, North Carolina (North Charlotte Campus)
Charlotte, North Carolina (South Charlotte Campus)
Raleigh-Durham, North Carolina (Cary Campus)

2003

Memphis, Tennessee (Thousand Oaks Campus)
Nashville, Tennessee
Raleigh-Durham, North Carolina (North Raleigh Campus)
Philadelphia, Pennsylvania (Lower Bucks Campus)
Philadelphia, Pennsylvania (Delaware County Campus)

2004

Greenville, South Carolina
Memphis, Tennessee (Shelby Oaks Campus)
Atlanta, Georgia (Cobb County Campus)
Atlanta, Georgia (Chamblee Campus)
Philadelphia, Pennsylvania (King of Prussia Campus)

2005

Tampa, Florida (Tampa East Campus)
Tampa, Florida (Tampa West Campus)
Greensboro, North Carolina
Columbia, South Carolina
Atlanta, Georgia (Morrow Campus)

2006

Wilmington, Delaware
Philadelphia, Pennsylvania (Center City Campus)
Pittsburgh, Pennsylvania (Penn Center West Campus)
Pittsburgh, Pennsylvania (Cranberry Woods Campus)
Norfolk, Virginia (Virginia Beach Campus)
Atlanta, Georgia (Roswell Campus)
Charleston, South Carolina
Birmingham, Alabama

2007

Louisville, Kentucky
Lexington, Kentucky
Orlando, Florida (Maitland Campus)
Orlando, Florida (Orlando East Campus)

In 2007, we plan to open a total of eight new campuses. Two of the planned new campuses were opened in Lexington and Louisville, Kentucky for the 2007 winter term. Another two campuses have been opened in Orlando, Florida for the 2007 spring term. The locations of the remaining four campuses planned for this year will be announced after all necessary regulatory approvals are obtained.

We continue to apply to operate in other states adjacent to our current operating region and expect to pursue approvals in those states and open campuses in favorable demographic locations in such states as part of our multi-year expansion plan, with our ultimate goal to become a nationwide university.

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

asynchronous format, this medium has rapidly grown in acceptance and is expected to continue to enjoy rapid growth. There were over 21,000 students taking at least one online course for the 2006 fall term. We intend to make additional investments in Strayer University Online to support the continued strong growth in this area.

•	Develop corporate/institutional alliances. We believe we are well positioned to pursue significant opportunities in the large corporate/institutional market. Our convenient evening, weekend and online courses provide an attractive solution for the education and training needs of employers and their employees. We currently have employer agreements or billing arrangements of various types with many corporations and government organizations, including Bank of America, FedEx Inc., Lockheed Martin, Northrop Grumman, SAIC, Sodexho USA, UPS, United States Postal Service, Verizon, Verizon Wireless and Wachovia. We are actively working with other corporations and institutions to increase the number of such arrangements and to further develop existing relationships. These relationships, once established, provide an ongoing source of new and continuing students obtained at lower marketing costs.

•	Optimize the use of stockholders’ capital. We compare all uses of our capital (including but not limited to organic growth investments, acquisitions, share repurchases and dividends) in terms of return on our owners’ capital and enhancing shareholder value. In 2006, we repurchased shares of our common stock and increased our common stock dividend. We periodically evaluate opportunities to acquire other providers of post-secondary education. We have no current commitments with regard to potential acquisitions.

Strayer University

Curriculum

Strayer University offers information technology and business-oriented curricula to equip students with specialized and practical knowledge and skills for careers in business, industry and government. Our Academic Curriculum Committee regularly reviews and revises the University’s course offerings to improve the educational programs and respond to competitive changes in job markets. In 1993, Strayer University formed a Curriculum Advisory Board. The composition of the Curriculum Advisory Board varies over time, but typically consists of Strayer University faculty and representatives from private and government employers. Strayer University uses advice from the Curriculum Advisory Board to make decisions about curriculum development, resource allocation and faculty appointments. We regularly evaluate new programs and degrees to ensure that we stay current with the needs of our students and their employers.

Strayer University offers programs in the following areas:

Graduate Programs	Undergraduate Programs
• Master of Business Administration (M.B.A.) Degree	• Bachelor of Science (B.S.) Degree Accounting Information Systems (with multiple concentrations)* Economics International Business
• Master of Education (M.Ed.) Degree
• Master of Health Services Administration (M.H.S.A.) Degree
• Master of Public Administration (M.P.A.) Degree	• Bachelor of Business Administration (B.B.A.) Degree
• Master of Science (M.S.) Degree Information Systems (with multiple concentrations)	• Associate in Arts (A.A.) Degree Accounting Acquisition and Contract Management Business Administration Information Systems (with multiple concentrations) Economics General Studies Marketing
• Executive Graduate Certificate Programs Business Administration Information Systems Professional Accounting	• Diploma Programs Accounting Acquisition and Contract Management Information Systems (with multiple concentrations)
• Undergraduate Certificate Programs Accounting Business Administration Information Systems

*	In 2006, Strayer University redesigned its Information Systems programs, aligning the curriculum under one standard program with multiple concentrations. In doing so, Strayer University expanded its offerings to new concentrations including Computer Security, Database Developer, Homeland Security and Information Systems, Security Administration and Web Development.

Each undergraduate degree program includes courses in oral and written communication skills as well as mathematics and various disciplines in the humanities and social sciences. In addition to our degree, diploma and certificate programs, we offer classes to non-degree and non-program students wishing to take courses for personal or professional enrichment.

Although all of our programs are generally offered at each campus, the University adapts its course offerings to the demands of the student population at each location. Strayer University students may enroll in courses at more than one campus and take courses online.

Strayer University structures its curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree. For example, a student originally pursuing a diploma in computer information systems can extend his or her original educational objective by taking additional courses leading to an associate’s degree in computer information systems, a bachelor’s degree in computer information systems, and ultimately a master’s degree in computer information systems. This curriculum design provides students a level of competency and a measure of attainment in the event they interrupt their education or choose to work in their field of concentration prior to obtaining their final degree.

Strayer University Online

In August 1997, we began operating Strayer University Online. Through Strayer University Online, the University offers courses and degree programs via the Internet using both synchronous

(‘‘real time’’) and asynchronous (‘‘on demand’’) approaches to online learning. The asynchronous format was first introduced by the University in the summer 2001 quarter and has grown rapidly due to increasing demand. Students may take all of their courses solely through Strayer University Online or may take online courses as a supplement to traditional, site-based courses. A student taking classes through Strayer University Online has the same admission and financial aid requirements, policies and procedures and receives the same student services as other Strayer University students. Tuition for Strayer University Online courses is the same as for campus courses. During the fall 2006 quarter, Strayer University had over 21,000 students participating in its online programs, approximately 18,000 of whom took classes solely through Strayer University Online.

Faculty

Strayer University seeks to appoint faculty who hold appropriate academic credentials, are dedicated, active professionals in their field and are enthusiastic and committed to teaching working adults. In accordance with our educational mission, the University faculty focuses its efforts on teaching. The normal course load for a full-time faculty member is four courses per quarter for each of three quarters, or 12 courses per academic year. Strayer University requires full-time faculty members to provide eight hours per week of student academic counseling and other student support services.

We provide financial support for faculty members seeking to update their skills and knowledge. Strayer University maintains a tuition plan that typically reimburses instructors enrolled in advanced degree programs for 75% of the tuition for one new course per term when taken at institutions other than Strayer. Full-time faculty (and all other employees) receive a 90% discount for all Strayer courses. The University also conducts annual in-house faculty workshops in each discipline. We believe that our dedicated and capable faculty is one of the keys to our success.

Organization of Strayer University

The University’s annual financial budget and overall academic and business decisions are directed by its Board of Trustees. The Board of Trustees consists of Dr. Charlotte F. Beason, Chairwoman of the Board of Trustees, and nine other members. The University By-Laws prescribe that a majority of voting members be unaffiliated with either University management or Strayer Education, Inc. to assure independent oversight of all academic programs and services consistent with Middle States requirements. With the exception of the University President, all of our trustees are independent, non-management members. The current Board of Trustees members are listed below:

Board of Trustees

Dr. Charlotte F. Beason	Dr. Beason is the Chairwoman of the Board of Trustees. She has served as a member of the Board of Trustees since 1996. She has extensive experience in education, distance learning, and the accreditation of education programs. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

Mr. Daniel R. Abbasi	Mr. Abbasi has served as a member of the Board of Trustees since 2005. He is Director of Mission Point Capital Partners, a private equity firm specializing in clean energy. Previously, Mr. Abbasi was Associate Dean of the Yale School of Forestry and Environmental Studies, where he remains affiliated as an advisor. In addition, he has also held management positions with Kaplan, Inc., Etrana, Inc., Time Warner, the U.S. Environmental Protection Agency and the Stanford Center on International Conflict and Negotiation. Mr. Abbasi holds a bachelor’s degree in government and an MBA, both from Harvard University. Mr. Abbasi also holds a master’s degree in political science from Stanford University.

Mr. Dennis H. Blumer	Mr. Blumer was elected to the Board of Trustees in 2007. He served as Vice President and General Counsel of The George Washington University in Washington, D.C., from 1995 until his retirement in 2007. He has more than 40 years of experience in higher education including previously serving as Executive Assistant to the President of the University of Maryland, College Park and in a similar capacity at the University of Wisconsin. Mr. Blumer holds a bachelor’s degree in history and a juris doctorate degree from Yale University.

Mr. Roland Carey	Mr. Carey has served as a member of the Board of Trustees since 1990. He served for 23 years as a U.S. Army Officer in the specialties of Air Defense Missile Evaluation and Military Education. He retired in 1986 as a Lieutenant Colonel. Mr. Carey served 11 years as a mathematics instructor and as an Intervention Program Coordinator with Fairfax County Public Schools. Mr. Carey holds a bachelor’s degree in mathematics from Florida A&M University and a master’s degree in educational leadership from George Mason University.

Mr. Todd A. Milano	Mr. Milano has served as a member of the Board of Trustees since 1992 and has more than 30 years of experience in post-secondary education. Since 1989, he has served as President of Central Pennsylvania College near Harrisburg, Pennsylvania. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

Dr. William C. Reha, MD	Dr. Reha was elected to the Board of Trustees in 2007. He is a Board certified urologist and surgeon affiliated with Potomac Hospital in Woodbridge, Virginia. Dr. Reha is active in Strayer University alumni affairs and is the 2005 Outstanding Alumni Award winner. He holds a bachelor’s degree in biochemistry from Binghamton University, an M.D. from New York Medical College, and an MBA from Strayer University.

Dr. Peter D. Salins	Dr. Salins has served as a member of the Board of Trustees since 2002. Having served as Provost and Vice Chancellor for Academic Affairs of the State University of New York (SUNY) system from 1997 to 2006, he is currently University Professor of Political Science at SUNY’s Stony Brook University. Dr. Salins also serves on the Boards of the Research Foundation of SUNY, the Lavanburg Foundation, and the Citizens Housing and Planning Council of New York. Dr. Salins holds a bachelor’s degree in architecture and a doctorate in regional planning, both from Syracuse University.

Dr. Donald R. Stoddard*	Dr. Stoddard has served as a member of the Board of Trustees since 1996. He served as President of Strayer University from 1997 to 2002. His background includes university teaching, higher education administration, and a Fulbright Lectureship in Romania. Dr. Stoddard holds a bachelor’s degree in business administration and a master’s degree in English, both from Northeastern University. He also holds a doctorate in English from the University of Pennsylvania.

Dr. J. Chris Toe*	Dr. Toe has served as a member of the Board of Trustees since 2003. He served as President of Strayer University from 2003 to April 2006. Dr. Toe now serves as the Minister of Agriculture for the Republic of Liberia.

Mr. G. Thomas Waite, III	Mr. Waite has been a member of the Board of Trustees since 1996. Mr. Waite is the Treasurer and Chief Financial Officer of the Humane Society of the United States. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

*	non-voting member

Within the academic, strategic and financial parameters set by the Board of Trustees, the University is managed on a daily basis by the University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers, including the Provost. The majority of the University’s operations are centralized within the President’s office or the University’s senior administrative staff offices, such as faculty development, curriculum development, library administration, student records, student affairs, accounting and auditing, human resources, operations, marketing, public relations, facilities, information technology, and regulatory compliance, including oversight of the University’s participation in federal financial aid programs.

Within this centralized structure is a division of responsibilities into two broad categories: academics and business operations. For the academic functions, the President is supported by the Provost and oversees a group of senior administrative deans including the Dean of Student Affairs, the Director of Libraries, and the Dean of Institutional Research and Assessment. The President is also responsible for the general curriculum, University policies, as well as many regulatory compliance matters and student affairs. The Provost is responsible for implementing academic policies and programs of the University, including the supervision of the Academic Deans, Director of Programs and the Dean of Academic Development and Training.

On the business operations side, the President works closely with the chief operating officer, who is responsible for ensuring that campus and online operations meet the annual University budget and financial goals established by the Board of Trustees. These duties include the supervision of four Regional Directors (who in turn are responsible for business operations at campuses within their regions of responsibility) and addressing issues associated with the physical plant at each facility (e.g. HVAC, campus security, etc.). Other senior administrative officers also support the President in areas such as legal compliance, accounting and auditing, computer technology, insurance and human resources.

University Senior Management

Dr. Joel O. Nwagbaraocha   –   Interim University President, Provost, and Chief Academic Officer

Randi S. Reich   –    Senior Vice President – Academic Administration

Patricia Ardoline-Pellicci   –   Vice President – Operations

Daniel W. Jackson   –   Vice President – Operations

James F. McCoy   –   Vice President – Operations

Reginald Rainey   –   Vice President – Operations

Biographical information regarding the above senior members of University management is set forth in Item 10 below.

Similarly, at the campus level, the day-to-day business operations are managed by a Campus Director and the academic functions are overseen by a Campus Dean. Each campus is staffed with personnel performing instructional, admissions, academic advising, financial aid, student services and career development functions. A learning resource center at each campus supports the University’s instructional programs. Each learning resource center contains a library and computer laboratories and is operated by a full-time manager and support staff who assist students in the use of research resources.

Strayer Education, Inc. Executive Officers

For a description of Strayer Education, Inc.’s senior management, see the biographical information set forth in Item 10 below.

Marketing

To generate interest among potential students, we engage in a broad range of activities to inform the working adult public and their employers about the programs we offer. These activities include direct mail, Internet marketing, marketing to our existing students and graduates, print and broadcast advertising, student referrals, and corporate and government outreach activities. Direct response methods (direct mail and Internet advertising) are used to generate inquiries from potential students. Strayer University maintains booths and information tables at appropriate conferences and expos, as well as at transfer days at community colleges. Through our business-to-business outreach efforts, we market our programs to corporations with personal sales calls, distribution of information through corporate intranets and human resource departments and on-site information meetings. We implement a continuous marketing strategy to record inquiries in our database and track them through to application and registration. Additionally, we market information about new programs and new locations to students and alumni to encourage them to return for further education.

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2006 fall quarter, approximately 63% were age 31 or older and approximately 78% were engaged in part-time study (fewer than three courses each quarter). In the 2006 fall quarter, our students registered for an average of 8.3 course credits (about two classes per student).

Strayer University has a very diverse student population. At the beginning of the 2006 fall quarter, approximately 65% of students were minorities and approximately 64% of students were women. Approximately 6% of the University’s students were international, including those taking courses through Strayer University Online. Approximately 4% of the University’s students are active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who missed or were previously unable to take advantage of educational opportunities.

The following is a breakdown of our students by program level as of the 2006 fall quarter:

Program	Number of students	Percentage of total students
Bachelor’s	17,172	55
Master’s	8,310	27
Associate	3,593	11
Total Degree	29,075	93
Diploma	317	1
Undergraduate Certificate	157	*
Graduate Certificate	152	*
Undeclared	1,671	5
Total Non-Degree	2,297	7
Total Students	31,372	100

*	Represents less than 1%.

Our business is seasonal and as a result, our quarterly results of operations tend to vary within a year due to student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term.

Student Admissions

Students attending Strayer University’s undergraduate programs must possess a high school diploma or a General Educational Development (GED) Certificate. Students attending Strayer University’s graduate programs must have a bachelor’s degree from an accredited institution and meet certain other requirements. If a student’s undergraduate major varies widely from the student’s proposed graduate course of study, certain undergraduate prerequisite courses may also be necessary for admission.

International students applying for admission must meet the same admission requirements as other students. Those students whose native language is not English must provide evidence that they are able to use the English language with sufficient facility to perform college-level work in an English-speaking institution.

Tuition and Fees

Strayer charges tuition by the course. Each course is 4.5 credit hours. As of January 1, 2007, undergraduate full-time students are charged $1,280 per course. Undergraduate part-time students are charged $1,355 per course. Courses in graduate programs are charged at the rate of $1,730 per course. Accordingly, a full-time student seeking to obtain a bachelor’s degree in four years currently would pay approximately $13,000 per year in tuition. Strayer University implemented a tuition price increase of approximately 5% per course effective January 1, 2007, which is reflected in the above tuition rates. Under a variety of different programs, Strayer University offers scholarships and tuition discounts to active duty military students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements.

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

During 2004 and 2005, the Company originated loans which it immediately divested to a long-term lender. Now, almost all of the new private loans utilized by its students are obtained directly by the students from third party lenders without being originated by the Company.

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

Employees

As of December 31, 2006, Strayer University employed 1,067 faculty members, of whom 141 were full-time and 926 were part-time. Full-time faculty members teach on average 4-5 courses per quarter compared to adjunct faculty who normally teach one course per quarter. The University also employed 1,110 non-faculty staff in information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions. Of the University’s non-faculty staff, 956 were employed full-time and 154 were employed part-time.

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

Regulation

Regulatory Environment

The Higher Education Act of 1965, as amended (the ‘‘Higher Education Act’’), and the regulations promulgated thereunder require all higher education institutions that participate in the various financial aid programs under Title IV of the Higher Education Act (‘‘Title IV programs’’), including Strayer University, both to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education (‘‘Department of Education’’); (2) the institutional accrediting agencies recognized by the U.S. Secretary of Education (‘‘Secretary of Education’’) and (3) state education regulatory bodies. The regulations, standards and policies of these regulatory agencies are subject to change.

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

Middle States is the same accrediting agency that grants institutional accreditation to other degree-granting public and private colleges and universities in its region (including Delaware, Washington, D.C., Maryland, New Jersey, New York, Pennsylvania, Puerto Rico and U.S. Virgin Islands) and distance education programs offered by those institutions. Accreditation by Middle States is an important attribute of Strayer University. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation is necessary to qualify for eligibility to participate in federal student financial assistance programs.

Strayer University is accredited by Middle States through 2011. In 2006, Strayer University completed a voluntary comprehensive self study report, which was submitted to Middle States to support Strayer University’s request for early reaffirmation of accreditation prior to Middle States’ scheduled accreditation review in 2011. The Company’s objective is to provide a high quality post-secondary education to working adult students, and participation in academic peer review processes is an important way to help meet that objective.

Middle States reviewed Strayer University’s report and on November 16, 2006, requested additional information on the implementation of three proposed improvements: changes to Strayer University’s bylaws to address best practices in governance in higher education, hiring of additional full-time faculty, and testing procedures to assess core competencies of incoming students. Strayer University will file a follow up report with Middle States by March 1, 2007 to confirm implementation of the actions the University has taken. Strayer University’s status as an accredited institution remains unchanged as a result of Middle States’ review, and Strayer University anticipates it will receive early re-accreditation approval by June 2007.

In November 2006, Middle States also approved the University’s two new campuses in Kentucky, which opened for the 2007 winter term, as well as two new campuses in the Orlando, Florida market that the University opened for the 2007 spring term. All of Strayer University’s new campus locations require Middle States approval, and Middle States has indicated that it will review the remainder of the University’s planned 2007 openings following successful completion of the reaffirmation process.

In 2000, the agencies that accredit higher education institutions in various regions of the United States adopted a ‘‘Policy Statement on Evaluation of Institutions Operating Interregionally.’’ Under that policy, both the ‘‘home’’ regional accreditor and the ‘‘host’’ regional accreditor cooperate to evaluate an institution that delivers education at a physical site in the host accreditor’s region. Although the home region is solely responsible for final accreditation actions, as we open campuses in regions outside Middle States’ region, the host regional accreditors may elect to participate in the accreditation process of such expansion operations.

State Education Licensure

We are authorized to offer our programs, including those offered through Strayer University Online, by the applicable educational regulatory agencies in all states where our campuses and Strayer University Online facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees or diplomas to students in those states. We are subject to extensive regulation in each of the 12 jurisdictions (Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee, Georgia, Kentucky, Alabama and Florida) in which we currently maintain or are authorized to maintain campuses and in which we are authorized to offer educational programs, and we will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses. We are required by the Higher Education Act to maintain appropriate state education licensure in each state where we maintain a campus that participates in Title IV programs.

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

Other Approvals

We are approved by appropriate authorities for the education of veterans and members of the selective reserve and their dependents, as well as for the rehabilitation of handicapped veterans. In addition, we are authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements. The U.S. Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors.

Financing Student Education

Students finance their Strayer University education in a variety of ways. A significant number of students utilize federal financial aid. In the 2006 fall term, approximately 57% of Strayer University’s students participated in one or more Title IV programs, the same as in the 2005 fall term. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts.

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

The 1998 amendments to the Higher Education Act that took effect on October 7, 2000, address an institution’s return-of-funds policy with regard to Title IV programs. The Higher Education Reconciliation Act of 2005, which amended the Higher Education Act and generally took effect on July 1, 2006, also addresses return-of-funds to Title IV programs. Under the Higher Education Act’s return-of-funds provision, the institution must first determine the amount of Title IV program funds that the student ‘‘earned.’’ If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order and excluding the Federal Work-Study Program and certain other federal financial assistance programs, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not timely made, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. In July 2006, the University issued the Department of Education an unsecured letter of credit in the amount of $938,000, which expires in July 2007, in connection with this regulation.

Title IV Programs

Strayer University maintains eligibility for its students to participate in the following Title IV programs:

•	Federal Pell Grants. Grants under the Federal Pell Grant (‘‘Pell’’) program are available to eligible students based on financial need and other factors.

•	Campus-Based Programs. The ‘‘campus-based’’ Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Work-Study program and the Federal Perkins Loan (‘‘Perkins’’) program.

•	Federal Family Education Loans. Pursuant to the Federal Family Education Loan Program (the ‘‘FFEL Program’’), which currently includes the Federal Stafford Loan (‘‘Stafford’’) program, the Federal Parent Loan for Undergraduate Students (‘‘PLUS’’) program (which beginning on July 1, 2006 provides for making loans to graduate and professional students as well as to parents of dependent undergraduate students), and the Federal Consolidation Loan Program, students and their parents can obtain from lending institutions subsidized and unsubsidized student loans, which are guaranteed by a guaranty agency and ultimately by the federal government. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan.

•	Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program (the ‘‘Direct Loan Program’’), the Department of Education makes loans directly to students rather than guaranteeing loans made by lending institutions. Strayer University has not originated any loans under this program, but utilizes other Title IV loan programs.

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

Congress reauthorizes the Higher Education Act approximately every five to six years. Congress most recently comprehensively reauthorized the Higher Education Act in 1998. On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 which includes the Higher Education Reconciliation Act of 2005. Among other measures, the Higher Education Reconciliation Act reauthorizes the Higher Education Act with respect to the federal guaranteed student loan program. On September 30, 2006, President Bush signed the Third Higher Education Extension Act to extend to June 30, 2007 the other programs authorized by the Higher Education Act. Congress is expected to consider reauthorization of those programs in 2007. In addition, Congress reviews and determines appropriations for Title IV programs on an annual basis. An elimination of certain Title IV programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education. This, in turn, could lead to lower enrollments at Strayer University or require Strayer University to increase its reliance upon alternative sources of student financial aid. Given the significant percentage of Strayer University’s revenues that are derived indirectly from the Title IV programs, the loss of or a significant reduction in Title IV program funds available to Strayer University’s students could have a material adverse effect on Strayer.

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

Spellings Commission

In September 2005, the Secretary of Education formed the Commission on the Future of Higher Education (‘‘Commission’’) to address college accessibility, affordability, and accountability. On August 10, 2006, the Commission approved a final report by an 18-1 vote. The Commission report is critical of higher education in some respects and may influence Higher Education Act reauthorization. In her remarks accepting the Commission’s report, the Secretary of Education identified five action items: (1) holding high schools accountable for student achievement, (2) streamlining and expediting the process for receiving federal student financial aid, (3) developing a higher education information system with privacy-protected, student-level data, (4) providing matching funds to colleges, universities, and states that collect and publicly report student learning outcomes, and (5) convening members of the accreditation community to move toward measures that place more emphasis on learning. The Department of Education currently is addressing the Commission’s recommendations, as well as other measures in the Higher Education Reconciliation Act, as part of negotiated rulemaking proceedings. The Commission’s recommendations may result in increased regulatory scrutiny of Title IV programs.

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

Provisional Certification

In certain circumstances, including a change in ownership resulting in a change of control, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis that may extend no longer than through the end of the third complete award year (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. In 2004, Strayer University was provisionally certified due to a change in ownership and control that occurred when New Mountain Partners, L.P. (‘‘New Mountain’’), a private equity fund, ceased to be a controlling stockholder of Strayer under applicable regulations. Effective January 11, 2007, Strayer University is fully certified until September 30, 2010 based on a recertification application that Strayer University timely submitted in 2006 in the ordinary course. Strayer University plans to apply timely for recertification prior to expiration of its current program participation agreement.

Third Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with four third-party servicers: Weber & Associates, Inc., Global Financial Aid Services, Inc., Post-secondary Education Assistance Corporation, and Financial Aid Management for Education, Inc. The servicers each perform activities related to Strayer University’s participation in Title IV programs, such as certifying FFEL Program loan applications, preparing reports from Strayer University to the Department of Education, issuing payments for the Pell and campus-based programs and issuing and collecting Perkins loans.

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

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity) and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. Strayer University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2005 and calculated a composite score of 3.0, the highest score available. Strayer therefore believes that Strayer University meets the Department of Education’s financial responsibility standards.

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

Under applicable regulations, if the Department of Education notifies an institution that its three most recent cohort default rates are each 25 percent or greater, the institution’s participation in the FFEL Program, Direct Loan Program and Federal Pell Grant Program ends 30 days after the notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution’s participation in the FFEL Program and Direct Loan Program ends 30 days after notification that its most recent cohort default rate is greater than 40 percent, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years. The regulations also address cohort default rates for institutions that have undergone a change in status, such as acquisition or merger of institutions and acquisition of another institution’s branches or locations.

Under certain circumstances, the Department of Education may decide to place an institution on provisional certification if the institution’s cohort default rate equals or exceeds 25% in each of the three most recent federal fiscal years. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. Strayer University’s cohort default rates on FFEL Program loans for the 2002, 2003 and 2004 federal fiscal years, the three most recent years for which this information is available, were 3.7%, 2.7% and 4.5%, respectively. The average cohort default rates for proprietary institutions nationally were 8.7%, 7.3% and 8.6% in federal fiscal years 2002, 2003 and 2004, respectively.

The ‘‘90/10 Rule’’

Under what is commonly referred to as the ‘‘90/10 Rule,’’ the Higher Education Act provides that proprietary institutions of higher education, such as Strayer University, are eligible to participate in Title IV programs only if they derive no more than 90% of their revenues from Title IV programs during their latest complete fiscal year, as determined in accordance with a formula described in the Department of Education’s regulations. A proprietary institution that violates the ‘‘90/10 Rule’’ loses its eligibility to participate in Title IV programs for at least one year. Using the Department of Education’s formula, Strayer University derived approximately 71% of its cash-basis revenues from eligible programs in 2005 compared to 72% in 2004 and 67% in 2003.

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

Distance Learning and the ‘‘50% Rules’’

Strayer University offers all of its existing degree, diploma and certificate programs through Strayer University Online, delivering instruction via Internet-based telecommunications from Strayer’s Distance Learning Center in Newington, Virginia. To the extent required, Strayer University Online has been approved by the applicable regulatory agencies in all states where our campuses and Strayer University Online facilities are located. During the fall 2006 quarter, Strayer University had over 21,000 students taking at least one online course, approximately 18,000 of whom took classes solely through Strayer University Online.

The Higher Education Act generally excludes from Title IV program participation institutions at which more than 50% of the institution’s courses are offered by correspondence or at which 50% or more of the institution’s students are enrolled in correspondence courses. The Secretary of Education is authorized to waive the limitation on student enrollment in correspondence courses at his/her discretion in the case of institutions offering two- or four-year programs leading to an associate or bachelor’s degree. Department of Education regulations grant an automatic waiver of the limitation on student enrollment in correspondence courses if students enrolled in the institution’s correspondence courses receive five percent or less of the total Title IV program funds received by all students enrolled at the institution and the institution offers two- or four-year programs leading to an associate or bachelor’s degree. In addition, a student is not eligible for Title IV program funds for a correspondence course unless such course is part of a program leading to an associate, bachelor’s or graduate degree. Prior to July 1, 2006, the Higher Education Act stated that, with respect to institutions like Strayer University where at least half of the programs lead to an associate, bachelor’s, or graduate degree, a student enrolled in a course of instruction that is offered in whole or in part through telecommunications and leads to a recognized certificate for a program of study of one year or longer, or to a recognized associate, bachelor’s or graduate degree, is not considered to be enrolled in a correspondence course, unless the total number of telecommunications and traditional correspondence courses offered by the institution equals or exceeds 50% of the total number of courses offered by the institution. For purposes of the 50% rules, a course must be considered as being offered once during an award year regardless of the number of times it is offered during that year, and a course that is offered both on campus and online must be considered two courses for the purpose of determining the total number of courses the institution provided during an award year. Prior to July 1, 2006, Strayer University’s policy was to ensure that it remained in compliance with the 50% rules by monitoring its course offerings and ensuring that the number of courses offered through Strayer University Online did not equal or exceed one-half of the total number of courses offered by Strayer University, calculated in accordance with Department of Education regulations. Strayer University does not offer traditional correspondence courses.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005, which included the Higher Education Reconciliation Act of 2005. Among other measures, the Higher Education Reconciliation Act effectively repeals the so-called 50% rules with respect to telecommunications courses, effective July 1, 2006. In addition, the Act provides that as of July 1, 2006 an otherwise eligible program offered in whole or in part through telecommunications will be eligible for federal student financial aid purposes if the institution has been evaluated and determined to deliver effectively distance education programs by an accreditor that is recognized by the U.S. Secretary of Education and that has evaluation of distance education programs within the scope of its recognition. Middle States’ scope of recognition by the U.S. Secretary of Education includes distance education programs offered by Middle States-accredited institutions, and Middle States has expressly included distance education programs in the scope of Strayer University’s accreditation. Accordingly, we believe that Strayer University’s distance education programs meet the program eligibility requirements of the Higher Education Reconciliation Act.

Compliance Reviews

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies and accrediting agencies. The Higher Education Act and Department of Education regulations also require an institution to submit annually to the Secretary of Education a compliance audit of its administration of the Title IV programs conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit guides of the Department of Education’s Office of Inspector General. In addition, to enable the Secretary of Education to make a determination of financial responsibility, an institution must submit annually to the Secretary of Education audited financial statements prepared in accordance with Department of Education regulations.

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

Restrictions on Adding Locations and Educational Programs

State requirements and accrediting agency standards limit the ability of Strayer University to establish additional locations and programs. Many states require approval before institutions can add new programs, campuses or teaching locations. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, and upon notification may undertake a review of the institution’s accreditation. Middle States may also at its discretion conduct site visits to additional locations to ensure that accredited institutions that experience rapid growth in the number of additional locations maintain educational quality. In November 2006, Middle States approved Strayer University’s two new campuses in Kentucky, which opened for the winter 2007 term, as well as two new campuses in the Orlando, Florida market that Strayer University opened for the spring 2007 term. All Strayer University new campus locations require Middle States approval, and Middle States has indicated that it will review the remainder of our planned 2007 openings upon completion of the reaffirmation process (see ‘‘Accreditation,’’ above).

The Higher Education Act requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional locations that are exempt from the two-year rule. Such additional locations generally may qualify immediately for participation in the Title IV programs, unless the location was acquired from another institution that has ceased offering educational programs at that location and has Title IV liabilities that it is not repaying in accordance with an agreement to do so, and the acquiring institution does not agree to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution’s accrediting agency. Strayer University’s expansion plans assume its continued ability to establish new campuses as additional locations of Strayer University under such applicable regulations and thereby to avoid incurring the two-year delay in participation in Title IV programs. The loss of state authorization or accreditation of Strayer University or an existing campus, or the failure of Strayer University or a new campus to obtain state authorization or accreditation, would render Strayer University ineligible to participate in Title IV programs at least in that state or at that location.

The Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. If the institution participates in Title IV programs under provisional certification, as the University did until January 11, 2007 as a result of New Mountain’s ceasing to be a controlling stockholder of Strayer under applicable regulations (see ‘‘Change in Ownership Resulting in a Change of Control,’’ below), and in other circumstances specified in the Department of Education’s regulations, the institution must obtain Department of Education approval for the new location before providing Title IV assistance to students at that location. Otherwise, once it reports the location to the Department of Education, the institution may disburse Title IV program funds to eligible students at that location if the location is licensed and accredited. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary Department of Education approval may be subject to administrative repayments and other sanctions. Strayer does not believe that the Department of Education’s regulations will create significant obstacles to Strayer University’s plans to add new campuses.

Generally, if an institution eligible to participate in Title IV programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a degree-granting institution such as Strayer University is not obligated to obtain Department of Education approval of additional programs that lead to an associate, bachelor’s, professional or graduate degree at a level already granted. Similarly, an institution is not required to obtain advance approval for new programs that both prepare students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements. In the event that an institution that does not have the Department of Education’s express approval for the addition of a new program erroneously determines that the new educational program is eligible for Title IV funds, the institution may be liable for repayment of Title IV aid received by the institution or students in connection with that program. Strayer does not believe that the Department of Education’s regulations will create significant obstacles to Strayer University’s plans to add new programs.

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

The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in the Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period prior to recertification. The Higher Education Act provides that the Department of Education may temporarily, provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within 10 business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education determines to approve the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The Higher Education Act defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly traded corporation, the securities of which are required to be registered under the Exchange Act, such as Strayer, the Department of Education regulations implementing the Higher Education Act define a change in ownership resulting in a change of control as occurring when a person acquires ownership and control of a corporation such that the corporation is required to file a Form 8-K with the Securities and Exchange Commission (‘‘SEC’’) notifying that agency of the change of control. The regulations also provide that a change in ownership and control of a publicly traded corporation occurs if a person who is a controlling stockholder of the corporation ceases to be a controlling stockholder. A controlling stockholder is a stockholder who holds or controls through agreement both 25% or more of the total outstanding voting stock of the corporation and more shares of voting stock than any other stockholder.

Strayer University currently has Department of Homeland Security approval to admit foreign students for U.S. study, subject to applicable regulations. In certain circumstances, the Department of Homeland Security may require an institution to obtain approval for a change in ownership and control.

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

In February 2004, New Mountain transferred 350,000 of its shares of the Company’s Series A Convertible Redeemable Preferred Stock (together with all associated accrued cash and stock dividends), representing approximately 2.6% of the outstanding common stock equivalents of Strayer, (the ‘‘Trust Shares’’) to the New Mountain Strayer Trust, an irrevocable trust. The beneficiaries of the trust are all of New Mountain’s partners, at the time of a distribution from the trust, who are U.S. citizens or residents for tax purposes. Before transferring the Trust Shares to the trust, New Mountain irrevocably deposited into escrow the Trust Shares and gave to the trustee an irrevocable proxy to vote the Trust Shares during the escrow period. In connection with the transfer to escrow and the associated reduction in New Mountain’s ownership and control below the Department of Education’s 25% regulatory threshold, Strayer University was required to make a number of submissions to educational regulatory bodies, including, among others, filing an application for approval to continue to participate in federal student financial aid programs with the Department of Education. All of the applicable regulatory agencies approved the transaction. As is customary for institutions undergoing a change of ownership resulting in a change of control, the Department of Education recertified the University on a provisional basis through December 2006. After the Department of Education and other relevant regulatory agencies approved the change in ownership and control resulting from the transfer of the Trust Shares into escrow, the escrow agent transferred the Trust Shares to the New Mountain Strayer Trust. The University’s education regulators, including the Department of Education, Middle States and relevant state education agencies, either did not require or provided approval in connection with the subsequent public offering in February 2004.

If Strayer University underwent a change of control that required approval by any state authority, Middle States or any federal agency, and any required regulatory approval were significantly delayed, limited or denied, there could be a material adverse effect on Strayer University’s ability to offer certain educational programs, award certain degrees, diplomas or certificates, operate one or more of its locations, admit certain students or participate in Title IV programs, which in turn would materially and adversely affect Strayer University’s operations. A change that required approval by a state regulatory authority, Middle States or a federal agency could also delay Strayer University’s ability to establish new campuses or educational programs and may have other adverse regulatory effects. Furthermore, the suspension from Title IV programs and the necessity of obtaining regulatory approvals in connection with a change of control may materially limit Strayer University’s flexibility in future financing or acquisition transactions.

Additional Information

We maintain a website at http://www.strayereducation.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K and our web address is included as an inactive textual reference only. We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

If we are found to be in noncompliance with any of these regulations, standards or policies, we could lose our access to Title IV program funds, which would have a material adverse effect on our business. In the 2006 fall term, approximately 57% of our students participated in one or more Title IV programs. Findings of noncompliance also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs.

Strayer University is institutionally accredited by the Middle States Commission on Higher Education (‘‘Middle States’’), one of the six regional accrediting agencies recognized by the U.S. Secretary of Education as a reliable authority as to educational quality. Accreditation by an accrediting agency recognized by the Secretary of Education is required in order for an institution to become and remain eligible to participate in Title IV programs. The loss of accreditation would, among other things, render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business or have an adverse effect on the market price of our common stock.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

With respect to each campus, Strayer University is authorized to operate and to grant degrees, diplomas or certificates by the applicable education agency of the state where the campus is located. Such state authorization is required in order for students at the campus to be eligible to participate in Title IV programs. The loss of authorization in a state would, among other things, render Strayer University ineligible to participate in Title IV programs at least at those state campus locations and could have a material adverse effect on our business.

Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s default rates calculated by the Department of Education on Federal Family Education Loan Program loans for the 2002, 2003 and 2004 federal fiscal years, the three most recent years for which this information is available, were 3.7%, 2.7% and 4.5%, respectively. The average cohort default rates for proprietary institutions nationally, as calculated by the Department of Education, were 8.7%, 7.3% and 8.6% in federal fiscal years 2002, 2003 and 2004, respectively.

A failure to demonstrate ‘‘administrative capability’’ or ‘‘financial responsibility’’ may result in the loss of eligibility to participate in Title IV programs.

If we fail to maintain ‘‘administrative capability’’ as defined by the Department of Education, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. Furthermore, if we fail to demonstrate ‘‘financial responsibility’’ under the Department of Education’s regulations, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business.

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

Congress reauthorizes the Higher Education Act, which is the law governing Title IV programs, approximately every five to six years. Congress is currently considering reauthorization of the Higher Education Act. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our school and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.

Our school would lose its eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs were too high.

A proprietary institution loses its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Using the Department of Education’s formula, we derived approximately 71% of our cash-basis revenues from these programs in 2005.

Our failure to comply with the Department of Education’s incentive compensation rules could result in sanctions.

If we pay a bonus, commission or other incentive payment in violation of applicable requirements, we could be subject to sanctions, which could have a material adverse effect on our business.

Risks Related to Our Business

We may not be able to sustain our recent growth rate, and we may not be able to manage future growth effectively.

We have experienced a period of significant growth since the beginning of 2001. Over this period, we opened 33 new campuses and our revenue increased 22% between 2000 and 2006 on a compound annual basis. Our ability to sustain our current rate of growth depends on a number of factors, including our ability to obtain regulatory approvals, our ability to recruit and retain high quality academic and administrative personnel at new campuses and competitive factors. In addition, growth and expansion of our operations may place a significant strain on our resources and increased demands on our management information and reporting systems, financial management controls and personnel. Although we have made a substantial investment in augmenting our financial and management information systems and other resources to support future growth, we cannot assure you that we will be able to manage further expansion effectively. Failure to do so could adversely affect our business.

Our success depends in part on our ability to update and expand the content of existing programs and develop new programs in a cost-effective manner and on a timely basis.

Our success depends in part on our ability to update and expand the content of our programs, develop new programs in a cost-effective manner and meet students’ needs in a timely manner. Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological and other skills. The update and expansion of our existing programs and the development of new programs may not be accepted by students, prospective employers or the online education market. If we cannot respond to changes in industry requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require due to regulatory constraints or as quickly as our competitors introduce competing new programs.

Our strategy of opening new schools and adding new services is dependent on regulatory approvals and requires significant resources.

Establishing new schools and locations and adding new services require us to make investments in management and capital expenditures, incur marketing expenses and reallocate other resources. To open a new school or location, we are required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner which could significantly affect our growth plans. In addition, to be eligible for federal student financial aid programs, the new school or location would have to be approved by the Department of Education. We cannot assure you that we will be able to open successfully new campus locations or add new services in the future. Our failure to manage effectively the operations of newly established schools and locations could adversely affect our business.

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

Third parties may attempt to develop competing programs or duplicate or copy aspects of Strayer University’s curriculum, online library, quality management and other proprietary content. Any such attempt, if successful, could adversely affect our business. In the ordinary course of its business, Strayer develops intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. Such intellectual property includes but is not limited to Strayer’s courseware materials for classes taught via the Internet or via other distance learning means and business know-how and internal processes and procedures developed to respond to the requirements of its various education regulatory agencies.

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

A change in ownership resulting in a change of control of Strayer would trigger a requirement for recertification of Strayer University by the Department of Education for purposes of participation in federal student financial aid programs, a review of Strayer University’s accreditation by Middle States and reauthorization of Strayer University by certain state licensing and other regulatory agencies. If we underwent a change of control that required approval by any state authority, Middle States or any federal agency, and any required regulatory approval were significantly delayed, limited or denied, there could be a material adverse effect on our ability to offer certain educational programs, award certain degrees, diplomas or certificates, operate one or more of our locations, admit certain students or participate in Title IV programs, which in turn could have a material adverse effect on our business. These factors may discourage takeover attempts.

Capacity constraints or system disruptions to Strayer University Online’s computer networks could damage the reputation of Strayer University and limit our ability to attract and retain students.

The performance and reliability of Strayer University Online’s program infrastructure is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, could result in the unavailability of Strayer University Online’s computer networks. We cannot assure you that Strayer University Online will be able to expand its program infrastructure on a timely basis sufficient to meet demand for its programs. Strayer University Online’s computer systems and operations could be vulnerable to interruption or malfunction due to events beyond its control, including natural disasters and telecommunications failures. Any interruption to Strayer University Online’s computer systems or operations could have a material adverse effect on our ability to attract and retain students.

Strayer University Online’s computer networks may be vulnerable to security risks that could disrupt operations and require it to expend significant resources.

Strayer University Online’s computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, Strayer University Online may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

Strayer University Online operates in a highly competitive market with rapid technological changes and it may not compete successfully.

Online education is a highly fragmented and competitive market that is subject to rapid technological change. Competitors vary in size and organization from traditional colleges and universities, many of which have some form of online education programs, to for-profit schools, corporate universities and software companies providing online education and training software. We expect the online education and training market to be subject to rapid changes in technologies. Strayer University Online’s success will depend on its ability to adapt to these changing technologies.

Government regulations relating to the Internet could increase Strayer University Online’s cost of doing business, affect its ability to grow or otherwise have a material adverse effect on our business.

The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries or to the interpretation of the application of existing laws and regulations to such services. These new laws and interpretations may relate to issues such as online privacy, copyright, trademark and service mark, sales taxes, fair business practices and the requirement that online education institutions qualify to do business as a foreign corporation or be licensed as a school in one or more jurisdictions where they have no physical location. New laws, regulations or interpretations related to doing business over the Internet could increase Strayer University Online’s cost of doing business, affect its ability to increase enrollments and revenues or otherwise have a material adverse effect on our business.

In addition, as of July 1, 2006, if Strayer University fails to meet Middle States’ standards with respect to distance education, its otherwise eligible distance education programs could lose eligibility for federal student financial aid programs. Such an occurrence would have a material adverse effect on our business.

We may not be able to successfully complete or integrate future acquisitions.

As part of our growth strategy, we expect to consider selective acquisitions. We cannot assure you that we will be able to complete successfully any acquisitions on favorable terms, or that if we do, we will be able to successfully integrate the personnel, operations and technologies of any such acquisitions. Our failure to successfully complete or integrate future acquisitions could disrupt our business and materially and adversely affect our profitability and liquidity by distracting our management and employees and increasing our expenses. In addition, because an acquisition is considered a change in ownership and control of the acquired institution under applicable regulatory standards, we must seek approval from the Department of Education and most applicable state agencies and accrediting agencies and possibly other regulatory bodies when we acquire an institution. If we were unable to obtain such approvals of an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

Item 1B.    Unresolved Staff Comments

There are no SEC staff comments on the Company’s periodic SEC reports which are unresolved.

Item 2.    Properties

We lease all of our campus and administrative facilities except for six campus facilities which we own. Our campuses are located in Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Georgia, Tennessee, Florida, Alabama and Kentucky, and our corporate headquarters is located in Virginia. Our leases generally range from five to ten years with one to two renewal options for extended terms. As of December 31, 2006, we leased 46 campus and administrative facilities consisting of approximately 640,000 square feet. The facilities that we own consist of approximately 140,000 square feet.

We evaluate current utilization of our facilities and projected enrollment growth to determine facility needs. We anticipate that approximately an additional 130,000 square feet will be leased in 2007.

Item 3.    Legal Proceedings

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were voted upon by stockholders during the fourth quarter of 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol ‘‘STRA.’’ The following table sets forth, for the periods indicated, the high, low, and closing sale prices of the Company’s common stock, as reported on the Nasdaq National Market.

	High	Low	Close
2006
First Quarter	$104.49	$87.07	$102.26
Second Quarter	$112.00	$94.34	$97.12
Third Quarter	$111.49	$92.59	$108.21
Fourth Quarter	$118.88	$100.84	$106.05
2005
First Quarter	$115.96	$102.18	$113.32
Second Quarter	$115.21	$77.24	$86.26
Third Quarter	$103.27	$78.27	$94.52
Fourth Quarter	$102.70	$85.37	$93.70

Peer Group Performance Graph

The following performance graph compares the Company’s cumulative stockholder return on its common stock since December 31, 2001 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Apollo Group, Inc. (APOL), Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry, Inc. (DV), and ITT Educational Services, Inc. (ESI). At present, there is no comparative index for the education industry. This graph is not deemed to be ‘‘soliciting material’’ or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*
Among Strayer Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
Strayer Education, Inc.	100	118	223	225	192	218
NASDAQ Stock Market (U.S.)	100	68	103	112	113	124
Peer Group	100	127	207	215	177	143

*	The comparison assumes $100 was invested on December 31, 2001 in the Company’s common stock, the NASDAQ Stock Market (U.S.) Index and the peer companies selected by the Company.

NOTE:    Peer group consists of Apollo Group, Inc., Career Education Corporation, Corinthian Colleges, Inc., DeVry, Inc. and ITT Educational Services, Inc.

As of January 31, 2007, there were 14,293,584 shares of common stock outstanding, and approximately 80 holders of record. In addition, there exist a number (approximately 17,000 as of December 2006) of institutional and other holders of common stock whose shares are held in nominee accounts by brokers.

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of common stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management, depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. Since inception, a total of $145 million has been authorized by the Company’s Board of Directors for share repurchases through December 31, 2007, of which $32 million was remaining at December 31, 2006. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This share repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

A summary of the Company’s share repurchases since the inception of the plan is as follows:

	Shares repurchased	Average price paid per share	Cost of share repurchases
	(#)	($)	($ mil.)
2003	32,350	99.57	3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
Total	1,137,931	99.30	113.0

A summary of the Company’s share repurchases during the three months ended December 31, 2006 is as follows:

	Total number of shares repurchased[1]	Average price paid per share	Remaining authorization under the plan
	(#)	($)	($ mil.)
October	—	—
November	12,800	110.88
December	59,500	110.64
Total	72,300	110.69	32.0

1.	All shares repurchased were part of a publicly announced plan.

We have established a policy of declaring quarterly cash dividends on our common stock. Consistent with this policy, we have paid common stock dividends on a quarterly basis for more than the past six years. The Company announced in October 2006 that, commencing with its fourth quarter dividend to be paid on December 11, 2006, it was increasing its annual common stock dividend by 25% to $1.25 per share from $1.00 per share. This increase in annual dividend will result in a quarterly dividend payment of $0.3125 per share. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of the Company’s earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will continue to be paid.

In 2001, we issued to New Mountain Partners, LP and MidOcean Capital Investors, LP (formerly DB Capital Partners, Inc) our Series A Convertible Redeemable Preferred Stock, the terms of which are described in detail in Note 7 to the Consolidated Financial Statements below. In March 2004, 3.1 million outstanding and accrued shares of the Series A Convertible Redeemable Preferred Stock were converted into shares of common stock on a one for one basis and sold in a secondary public offering. The Company received no proceeds from such offering other than $4.2 million associated with certain management option exercises in connection with the exercise by the underwriters of the ‘‘green shoe’’ with respect to the secondary offering. In June 2004, the remaining 875,120 outstanding and accrued shares of Series A Convertible Redeemable Preferred Stock were called for redemption by the Company and in lieu of being redeemed for cash, were converted by the holders into 875,120 common shares in accordance with the terms of the Series A shares. As a result, the Company has no more preferred shares outstanding.

Set forth in the table below is information pertaining to securities authorized for issuance under our equity compensation plans. There are options but no warrants or other rights existing under these plans.

Equity Compensation Plan Information
as of December 31, 2006

Plan Category			Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
			(a)	(b)	(c)
1.	Equity compensation plans previously approved by security holders
	A.	1996 Stock Option Plan as amended at the May 2001, the May 2005, and the May 2006 Annual Shareholders’ Meetings	762,334	$56.42	485,088
2.	Equity compensation plans not previously approved by security holders		—	—	—
	Total		762,334	$56.42	485,088

Item 6.    Selected Financial Data.

The following table sets forth, for the periods and at the dates indicated, selected consolidated financial and operating data. The financial information has been derived from our consolidated financial statements.

The information set forth below is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and other information included elsewhere or incorporated by reference in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002		2003	2004	2005	2006
	(in thousands, except per share, enrollment and campus data)
Income Statement Data:
Revenues	$116,710		$147,025	$183,194	$220,507	$263,648
Costs and expenses:
Instruction and educational support	41,601		53,116	63,860	76,977	91,120
Selling and promotion	16,773		22,768	29,435	41,090	52,269
General and administration	17,107		20,013	24,416	27,576	40,723
Gain on sale of asset	—		1,772	—	—	—
Income from operations	41,229		52,900	65,483	74,864	79,536
Investment and other income	1,775		2,420	1,595	2,982	4,542
Secondary offering expenses	490		—	—	—	—
Income before income taxes	42,514		55,320	67,078	77,846	84,078
Provision for income taxes	16,730		21,646	25,838	29,781	31,771
Net income	25,784		33,674	41,240	48,065	52,307
Preferred stock dividends and accretion	7,344		5,136	1,389	—	—
Net income available to common stockholders	$18,440		$28,538	$39,851	$48,065	$52,307
Net income per share:
Basic	$2.14		$2.67	$2.91	$3.32	$3.69
Diluted	$1.78		$2.27	$2.74	$3.26	$3.61
Weighted average shares outstanding:
Basic	8,617		10,694	13,674	14,472	14,187
Diluted(a)	14,516		14,857	15,057	14,741	14,492
Other Data:
Depreciation and amortization	$3,642		$4,367	$5,375	$6,619	$7,059
Stock-based compensation expense(b)	—		—	—	$48	$8,049
Capital expenditures	$17,113	(c)	$6,840	$11,063	$12,275	$13,183
Cash dividends per common share	$0.26		$0.26	$0.41	$0.63	$1.06
Enrollment(d)	16,532		20,138	23,539	27,305	31,372
Campuses(e)	20		25	30	35	43

	At December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$67,256	$108,040	$122,757	$119,806	$128,426
Working capital(f)	55,901	94,760	112,726	110,886	122,204
Total assets	140,124	182,556	210,114	225,845	270,844
Long-term liabilities	2,055	2,894	5,784	6,569	7,689
Total liabilities	39,942	53,892	61,192	74,005	99,317
Series A convertible redeemable preferred stock	93,807	95,686	—	—	—
Total stockholders’ equity	6,375	32,978	148,922	151,840	171,527

(a)	Diluted weighted average shares outstanding include common shares issued and outstanding, the assumed conversion of Series A Preferred Stock issued in May 2001, accrued payment-in-kind dividends on and assumed conversion of the Series A Preferred Stock, the dilutive impact of restricted stock and outstanding stock options using the Treasury Stock Method.

(b)	In 2006, the Company adopted FAS 123(R), Share-based Payment, and began recording expense for all forms of stock-based compensation. Prior to 2006, only stock-based compensation expense for restricted stock grants was being recorded.

(c)	Reflects the purchase for $12 million of three previously leased campus facilities in January 2002.

(d)	Reflects student enrollment as of the beginning of the fall academic term for each year indicated.

(e)	Reflects number of campuses offering classes during the fourth quarter of each year indicated.

(f)	Working capital is calculated by subtracting current liabilities from current assets.

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

Background and Overview

We are an education services holding company that owns Strayer University, Inc. and Education Loan Processing, Inc. (‘‘ELP’’). The University is an institution of higher education which offers undergraduate and graduate degree programs at 47 campuses (including two new campuses opened for the 2007 winter term enrollment and two new campuses opened for the 2007 spring term enrollment) in Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee, Georgia, Florida, Alabama, Kentucky, and worldwide through Strayer University Online. The Company is planning to open a total of eight new campuses in 2007, including four that have already been opened.

ELP was created to administer the Company’s student loan portfolio. In 2003, the Company sold its loan portfolio to a financial institution. ELP continued to originate loans for immediate sale and administered them. Now, ELP only administers existing loans and helps students obtain new loans directly from third party lenders without the Company’s origination.

As set forth below, enrollment (measured by fall term to fall term), full-time tuition rates, revenues, income from operations and net income have all increased in each of the last three years.

	Year Ended December 31,
	2004	2005	2006(a)
Fall term enrollment	23,539	27,305	31,372
% Change from prior year	17%	16%	15%
Full-time tuition (per course)	$1,096	$1,152	$1,215
% Change from prior year	5%	5%	5%
Revenues (in thousands)	$183,194	$220,507	$263,648
% Change from prior year	25%	20%	20%
Income from operations (in thousands)	$65,483	$74,864	$79,536
% Change from prior year	24%	14%	6%
Net income (in thousands)	$41,240	$48,065	$52,307
% Change from prior year	22%	17%	9%
Diluted net income per share	$2.74	$3.26	$3.61
% Change from prior year	21%	19%	11%

(a)	In 2006, the Company adopted FAS 123(R) related to stock-based compensation and began recording stock-based compensation expense for all forms of stock-based compensation.

Strayer University derives approximately 97% of its revenue from tuition collected from its students. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course prior to the beginning of the quarter. When students register for courses, tuition is recorded as unearned tuition, and is recognized in the quarter of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts and scholarships. The University also derives revenue from other sources such as textbook-related income, application fees, commencement fees, placement test fees, withdrawal fees, loan administration fees, and other income, which are all recognized when incurred.

At the time of registration, unearned tuition (a liability) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Because the University’s academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due for students who have left the University is charged against the allowance. Our bad debt expense as a percentage of revenue for the years ended December 31, 2004, 2005 and 2006 was 2.3%, 2.5% and 2.9%, respectively.

Strayer University’s expenses consist of instruction and educational support expenses, selling and promotion expenses, and general and administration expenses. Instruction and educational support expenses generally contain items of expense directly attributable to the educational activity of the University. This expense category includes salaries and benefits of faculty and academic administrators and, beginning in 2006, stock-based compensation expense. Instruction and educational support expenses also include costs of educational supplies and facilities, including rent for campus facilities, certain costs of establishing and maintaining computer laboratories and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices.

Selling and promotion expenses include salaries, benefits and, beginning in 2006, stock-based compensation expense of personnel engaged in recruitment, admissions, retention, promotion and development, as well as costs of advertising and production of marketing materials.

General and administration expenses include salaries, benefits and, beginning in 2006, stock-based compensation expense of management and employees engaged in student services, accounting, human resources, compliance and other corporate functions, along with the occupancy costs attributable to such functions. Bad debt expense is also included as a general and administration expense.

Investment and other income consists primarily of earnings and realized gains or losses on investments.

Critical Accounting Policies and Estimates

‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for uncollectible accounts, income tax provisions, valuation of deferred tax assets, forfeiture rates for stock-based compensation plans and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements. Tuition revenue is deferred at the time of registration and is recognized as income, net of any refunds or withdrawals, in the respective quarter of instruction. Advance registrations for the next quarter are recorded as unearned tuition. We record estimates for our allowance for uncollectible accounts for tuition receivable from students. If the financial condition of our students were to deteriorate, resulting in impairment of their ability to make required payments for tuition payable to us, additional allowances may be required. We record estimates for our accrued expenses and income tax liabilities. We periodically review our assumed forfeiture rates for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our accrued expenses, stock-based compensation expenses, and income tax liabilities may be required.

New Campuses

The Company’s goal is to serve the demand for post secondary adult education nationwide by opening new campuses every year. A new campus typically requires up to $1 million in upfront capital costs for leasehold improvements, furniture and fixtures, and computer equipment. In the first year of operation, assuming a midyear opening, the Company expects to incur operating losses of approximately $1 million including depreciation related to the upfront capital costs. A new campus is typically expected to begin generating operating income on a quarterly basis after four to six quarters of operation, which is generally upon reaching an enrollment level of about 300 students. The Company’s new campus notional model assumes an increase of average enrollment by 100-150 students per year until reaching a level of about 1,000 students. Given the potential internal rate of return achieved with each new campus (an estimated 70%), opening new campuses is an important part of the Company’s strategy. The Company believes it has sufficient capital resources from cash, cash equivalents, marketable securities and cash generated from operating activities to continue to open new campuses for at least the next 12 months.

The Company plans to open eight new campuses in 2007 including four already opened. In 2006, the Company opened eight new campuses. The Company opened five new campuses in each of the preceding three years. See ‘‘New Campuses Opened’’ table in Item 1 for information regarding the locations of these new campuses.

Results of Operations

In 2006, the Company generated $263.6 million in revenue, a 20% increase compared to 2005, primarily as a result of average enrollment growth of 15% and a 5% tuition increase which commenced in January 2006. Income from operations was $79.5 million for 2006, an increase of 6% compared to 2005. In 2006, the Company began recording stock-based compensation expense which amounted to $8.1 million before tax for the year ended December 31, 2006. Net income in 2006 was $52.3 million, an increase of 9% compared to 2005. Net income for the year ended December 31, 2006 includes the effect of a $5.1 million after tax expense related to stock-based compensation. Earnings per diluted share was $3.61 in 2006 compared to $3.26 in 2005, an increase of 11%. Diluted earnings per share for the year ended December 31, 2006 includes the effect of a $0.35 per share after tax expense related to stock-based compensation.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	34.9	34.9	34.6
Selling and promotion	16.1	18.6	19.8
General and administration	13.3	12.5	15.4
Income from operations	35.7	34.0	30.2
Investment and other income	0.9	1.3	1.7
Income before income taxes	36.6	35.3	31.9
Provision for income taxes	14.1	13.5	12.1
Net income	22.5%	21.8%	19.8%
Tax rate	38.5%	38.3%	37.8%

Year Ended December 31, 2006 Compared To Year Ended December 31, 2005

Enrollment.    Average enrollment increased 15% from 23,903 students for the year ended December 31, 2005 to 27,554 students for the same period in 2006. This growth is principally due to new campus openings, stable growth in our mature markets and the rapid growth in markets outside of commuting distance to a Strayer University physical campus served by Strayer University Online.

Revenues.    Revenues increased 20% from $220.5 million in 2005 to $263.6 million in 2006 principally due to a 15% increase in the average enrollment and a 5% tuition increase which commenced in January 2006.

Instruction and educational support expenses.    Instruction and educational support expenses increased $14.1 million, or 18%, from $77.0 million in 2005 to $91.1 million in 2006. This increase was principally due to direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, and campus facility costs which increased $4.7 million, $3.0 million, and $2.9 million, respectively. The increase is also partly attributable to $0.6 million in stock-based compensation expense which the Company began recording in 2006. These costs as a percentage of revenues decreased slightly to 34.6% in 2006 from 34.9% in 2005.

Selling and promotion expenses.    Selling and promotion expenses increased $11.2 million, or 27%, from $41.1 million in 2005 to $52.3 million in 2006. This increase was principally due to the direct costs required to generate leads for enrollment growth, the addition of admissions personnel, particularly at new campuses and at Strayer University Online, the increase in the number of new campuses opened in 2006 compared to 2005 (eight, up from five in 2005) and stock-based compensation expense. These expenses as a percentage of revenues increased from 18.6% in 2005 to 19.8% in 2006 largely attributable to both marketing costs and staffing costs growing faster than tuition revenue, as the Company has increased the number of new campuses opened.

General and administration expenses.    General and administration expenses increased $13.1 million, or 48%, from $27.6 million in 2005 to $40.7 million in 2006. The increase is largely attributable to $6.9 million of stock-based compensation expense which the Company began recording in 2006. This increase was also due to increased employee compensation and related expenses at both corporate and campus locations and higher bad debt expense, each increasing by $2.2 million. General and administration expenses as a percentage of revenues increased to 15.4% in 2006 from 12.5% in 2005 primarily due to the inclusion of stock-based compensation.

Income from operations.    Income from operations increased $4.6 million, or 6%, from $74.9 million in 2005 to $79.5 million in 2006 due to the aforementioned factors.

Investment and other income.    Investment and other income increased $1.5 million, or 52%, from $3.0 million in 2005 to $4.5 million in 2006. This increase was principally due to higher yields from the

Company’s investments in a short-term tax-exempt bond fund and tax-exempt money market funds. In addition, a higher average cash balance in 2006 partly contributed to this increase.

Provision for income taxes.    Income tax expense increased $2.0 million, or 7%, from $29.8 million in 2005 to $31.8 million in 2006 primarily due to the increase in income before taxes attributable to the factors discussed above. This was partly offset by a lower effective tax rate of 37.8% in 2006, compared to 38.3% in 2005, resulting primarily from higher income from tax-exempt securities.

Net income.    Net income increased $4.2 million, or 9%, from $48.1 million in 2005 to $52.3 million in 2006 because of the factors discussed above.

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

Revenues.    Revenues increased 20% from $183.2 million in 2004 to $220.5 million in 2005 principally due to a 18% increase in the average enrollment. Although tuition increased 5% in 2005, revenue per student increased only 2%, affected by a mix shift to graduate students who, on average, take fewer classes than undergraduate students.

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

Selling and promotion expenses.    Selling and promotion expenses increased $11.7 million, or 40%, from $29.4 million in 2004 to $41.1 million in 2005. This increase was principally due to the direct costs required to generate leads for enrollment growth and the addition of admissions personnel, particularly at new campuses and at Strayer University Online. These expenses as a percentage of revenues increased from 16.1% in 2004 to 18.6% in 2005 largely attributable to both marketing costs and staffing costs growing faster than tuition revenue, as the Company prepared to open an increased number of new campuses in 2006.

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

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term. In 2006, enrollments by term were as follows:

2006 Enrollment by Term

Term	Enrollment
Winter	27,621
Spring	27,289
Summer	23,932
Fall	31,372
Average	27,554

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2004, 2005 and 2006:

Quarterly Revenues
(dollars in thousands)

	2004		2005		2006
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$46,106	25%	$56,153	26%	$67,090	25%
June 30	46,811	26	55,249	25	65,558	25
September 30	38,009	21	47,087	21	56,693	22
December 31	52,268	28	62,018	28	74,307	28
Total for Year	$183,194	100%	$220,507	100%	$263,648	100%

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and do not vary significantly on a quarterly basis.

Liquidity and Capital Resources

At December 31, 2006, the Company had cash, cash equivalents and marketable securities of $128.4 million compared to $119.8 million at December 31, 2005. Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of December 31, 2006, the Company had a total of $75.7 million invested in the short-term, tax-exempt bond fund, having added $30 million to it in the first quarter of 2006. At December 31, 2006, the 429 issues in this fund had an average credit rating of AA, an average maturity and an average duration of 1.2 years, as well as an average yield to maturity of 3.8%. We had no debt as of December 31, 2006 or December 31, 2005.

For the year ended December 31, 2006, the Company generated $61.8 million net cash from operating activities compared to $55.1 million for the same period in 2005. Capital expenditures were $13.2 million for the year ended December 31, 2006 compared to $12.3 million for the same period in 2005. Capital expenditures for the year ending December 31, 2007 are expected to be in the range of $15-18 million inclusive of the expected openings of eight new campuses. For the year ended December 31, 2006, we paid $15.3 million in cash dividends to our common stockholders and spent $35.0 million repurchasing our common shares in the open market.

In 2006, bad debt expense as a percentage of revenue was 2.9% compared to 2.5% for the same period in 2005. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 13 days at the end of the fourth quarter 2006 compared to 10 days in 2005. This increase was partly attributable to the growth of corporate sponsored students which tend to receive extended payment terms.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of December 31, 2004, 2005 and 2006:

Cash and Marketable Securities
(in millions)

	At December 31,
	2004	2005	2006
Cash and cash equivalents	$97.0	$74.2	$52.7
Marketable securities (short-term bond fund)	25.8	45.6	75.7
Total	$122.8	$119.8	$128.4

	Year Ended December 31,
	2004	2005	2006
Investment and other income	$1.6	$3.0	$4.5

The table below sets forth our contractual commitments associated with operating leases as of December 31, 2006:

	Payments Due By Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$109,227	$13,941	$29,384	$26,604	$39,298

Impact of Inflation

Inflation has not had a significant impact on the Company’s historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to the impact of interest rate changes and may be subject to changes in the market values of its current and future investments. The Company invests its excess cash in bank overnight deposits, money market funds and a short-term tax-exempt bond fund. The Company has not used derivative financial instruments in its investment portfolio.

Earnings from investments in bank overnight deposits, money market mutual funds and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2006, a 10% increase or decline in interest rates will not have a material impact on the Company’s future earnings, fair values or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Strayer Education, Inc.

We have completed integrated audits of Strayer Education, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, Virginia
February 26, 2007

STRAYER EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
ASSETS	2005	2006
Current assets:
Cash and cash equivalents	$74,212	$52,663
Marketable securities available for sale, at fair value	45,594	75,763
Tuition receivable, net of allowances for doubtful accounts of $1,927 and $3,029 in 2005 and 2006, respectively	55,935	80,753
Other current assets	2,581	4,653
Total current assets	178,322	213,832
Property and equipment, net	46,684	52,748
Deferred income taxes	—	3,400
Restricted cash	500	500
Other assets	339	364
Total assets	$225,845	$270,844
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,402	$10,923
Accrued expenses	1,483	1,830
Income taxes payable	3,773	4,979
Unearned tuition	55,778	73,896
Total current liabilities	67,436	91,628
Deferred income taxes	205	—
Long-term liabilities	6,364	7,689
Total liabilities	74,005	99,317
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,292,249 and 14,293,584 shares issued and outstanding as of December 31, 2005 and 2006, respectively	143	141
Additional paid-in capital	104,923	87,487
Retained earnings	47,020	84,043
Accumulated other comprehensive income (loss)	(246)	(144)
Total stockholders’ equity	151,840	171,527
Total liabilities and stockholders’ equity	$225,845	$270,844

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2004	2005	2006
Revenues	$183,194	$220,507	$263,648
Costs and expenses:
Instruction and educational support	63,860	76,977	91,120
Selling and promotion	29,435	41,090	52,269
General and administration	24,416	27,576	40,723
Income from operations	65,483	74,864	79,536
Investment and other income	1,595	2,982	4,542
Income before income taxes	67,078	77,846	84,078
Provision for income taxes	25,838	29,781	31,771
Net income	$41,240	$48,065	$52,307
Preferred stock dividends and accretion	1,389	—	—
Net income available to common stockholders	$39,851	$48,065	$52,307
Net income per share:
Basic	$2.91	$3.32	$3.69
Diluted	$2.74	$3.26	$3.61
Weighted average shares outstanding:
Basic	13,674	14,472	14,187
Diluted	15,057	14,741	14,492

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2004	2005	2006
Net income	$41,240	$48,065	$52,307
Other comprehensive income:
Unrealized gains (losses) on investments, net of taxes	(102)	(95)	102
Comprehensive income	$41,138	$47,970	$52,409

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance, December 31, 2003	10,703,395	$107	$59,838	$(26,918)	$(49)	$32,978
Exercise of stock options	335,416	3	11,945	—	—	11,948
Tax benefit from exercise of stock options	—	—	9,758	—	—	9,758
Issuance of common stock for redemption of preferred stock	3,977,120	40	96,166	—	—	96,206
Repurchase of common stock	(346,444)	(3)	(36,764)	—	—	(36,767)
Preferred stock dividends and accretion	—	—	—	(1,389)	—	(1,389)
Common stock dividends	—	—	—	(4,950)	—	(4,950)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(102)	(102)
Net income	—	—	—	41,240	—	41,240
Balance, December 31, 2004	14,669,487	$147	$140,943	$7,983	$(151)	$148,922
Exercise of stock options	28,333	—	1,336	—	—	1,336
Tax benefit from exercise of stock options	—	—	560	—	—	560
Repurchase of common stock	(410,071)	(4)	(37,964)	—	—	(37,968)
Restricted stock grant	4,500	—	—	—	—	—
Stock-based compensation	—	—	48	—	—	48
Common stock dividends	—	—	—	(9,028)	—	(9,028)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(95)	(95)
Net income	—	—	—	48,065	—	48,065
Balance, December 31, 2005	14,292,249	$143	$104,923	$47,020	$(246)	$151,840
Exercise of stock options	149,334	1	6,594	—	—	6,595
Tax benefit from exercise of stock options	—	—	3,595	—	—	3,595
Repurchase of common stock	(349,066)	(3)	(35,038)	—	—	(35,041)
Restricted stock grant	201,067	—	—	—	—	—
Stock-based compensation	—	—	7,413	—	—	7,413
Common stock dividends	—	—	—	(15,284)	—	(15,284)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	102	102
Net income	—	—	—	52,307	—	52,307
Balance, December 31, 2006	14,293,584	$141	$87,487	$84,043	$(144)	$171,527

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$41,240	$48,065	$52,307
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	30	37	—
Amortization of deferred rent	614	230	190
Depreciation and amortization	5,375	6,619	7,059
Provision for student loan losses	(227)	(162)	(120)
Deferred income taxes	(101)	(63)	(4,034)
Stock-based compensation	—	48	7,413
Changes in assets and liabilities:
Tuition receivable, net	(5,672)	(14,266)	(24,818)
Other current assets	(899)	630	(1,710)
Other assets	25	4	(25)
Accounts payable	287	1,503	4,581
Accrued expenses	(11)	(835)	347
Income taxes payable	13,650	(2,804)	4,801
Excess tax benefits from stock-based payment arrangements	—	—	(3,595)
Unearned tuition	2,925	13,719	18,118
Deferred lease incentives	745	2,342	1,235
Student loans originated or acquired	(1,361)	(686)	(3)
Collections on student loans receivable	1,506	762	23
Net cash provided by operating activities	58,126	55,143	61,769
Cash flows from investing activities:
Purchases of property and equipment	(11,063)	(12,275)	(13,183)
Purchases of marketable securities	—	(20,000)	(30,000)
Net cash used in investing activities	(11,063)	(32,275)	(43,183)
Cash flows from financing activities:
Common dividends paid	(5,645)	(9,028)	(15,284)
Preferred dividends paid	(1,684)	—	—
Proceeds from exercise of stock options	11,948	1,336	6,595
Excess tax benefits from stock-based payment arrangements	—	—	3,595
Repurchase of common stock	(36,767)	(37,968)	(35,041)
Net cash used in financing activities	(32,148)	(45,660)	(40,135)
Net increase (decrease) in cash and cash equivalents	14,915	(22,792)	(21,549)
Cash and cash equivalents – beginning of year	82,089	97,004	74,212
Cash and cash equivalents – end of year	$97,004	$74,212	$52,663
Non-cash transactions:
Purchases of property and equipment included in accounts payable	$633	$561	$501

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Strayer Education, Inc. (the ‘‘Company’’), a Maryland corporation, conducts its operations through its subsidiaries, Strayer University, Inc. (the ‘‘University’’) and Education Loan Processing, Inc. (‘‘ELP’’). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 47 campuses (including two campuses opened for the 2007 winter term and two opened for the 2007 spring term) in Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Tennessee, Georgia, Florida, Alabama and Kentucky, and worldwide via the Internet through Strayer University Online. With the Company’s focus on the customer, regardless of whether he or she chooses to take classes at a physical campus or online, we have only one reporting segment.

2.    Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, the University, ELP, and Professional Education, Inc. (which is currently inactive). All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash invested in bank overnight deposits and money market mutual funds. The Company places its cash and temporary cash investments with high quality credit institutions. The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of December 31, 2006, the Company had a total of $75.8 million invested in the short-term tax-exempt bond fund. The investments are considered ‘‘available-for-sale’’ as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the year ended December 31, 2006 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include textbook-related income, application fees, commencement fees, placement test fees, withdrawal fees, loan administration fees and other income, which are all recognized when incurred.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

The Company places its cash and temporary cash investments in money market mutual funds and bank overnight deposits with high credit quality institutions. Cash and cash equivalent balances are in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. The Company has also invested its excess cash in a diversified, short-term, investment grade, tax-exempt bond fund that is classified under ‘‘Marketable Securities.’’

Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. The University establishes an allowance for doubtful tuition accounts based upon historical trends and other information.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair-value based model. Through 2006, no such impairment loss had occurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $5.4 million, $6.6 million and $7.1 million for the years ended December 31, 2004, 2005 and 2006, respectively.

Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2006 in the Consolidated Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period. In 2004, non-cash transactions were included in these line items. This change in classification had no impact on net increase (decrease) in cash and cash equivalents, and is immaterial to prior periods.

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

Long-Term Liabilities

The Company has no debt; most of its long-term liabilities are for lease incentives related to the opening of new campuses and for the straight-lining of rent expense. In conjunction with the opening of some new campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. In accordance with the FASB Technical Bulletin No. 85-3, ‘‘Accounting for Operating Leases with Schedule Rent Increases’’, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. (See Note 8 below for more information.)

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment (‘‘FAS 123(R)’’), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan based on estimated fair values. FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (‘‘SAB 107’’) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method provided under the rule, which requires the application of the accounting standard as of January 1, 2006. In adopting FAS 123(R), the Company used the long-form method for calculating the accumulated windfall tax benefit. The Company’s consolidated financial statements as of and for the twelve months ended December 31, 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method provided under the rule, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R). Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors. Stock-based compensation expense recognized under FAS 123(R) for the year ended December 31, 2006 was $8.1 million (or $5.1 million after tax) and reduced diluted EPS by $0.35.

FAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has elected to estimate fair value using the Black-Scholes option pricing valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of FAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (‘‘FAS 123’’). Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s Consolidated Statements of Income for stock options because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the twelve months ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). As stock-based compensation expense recognized in the Consolidated Statements of Income for the year ended December 31, 2006 is based on awards ultimately expected to vest, the amounts have been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No stock options were granted in 2006. For the years ended December 31, 2004 and 2005, the Black-Scholes option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

	For the year ended December 31,
	2004	2005
Dividend yield(1)	0.24%	0.48%
Expected volatility(2)	34%	34%
Risk-free interest rate(3)	3.8%	3.9%
Expected option term (in years)(4)	6.1	6.1
Weighted average fair value of options granted	$45.27	$39.61

(1)	The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

(2)	The Company analyzed historical volatility of the Company’s stock to estimate the expected volatility.

(3)	The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee stock options.

(4)	The expected option term was determined using the simplified method for estimating expected option life.

Net Income Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid in capital when the stock options become deductible for income tax purposes are assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At December 31, 2006, the Company had 10,000 issued and outstanding stock options that were excluded from the calculation. A reconciliation of shares used to calculate basic and diluted earnings per share is as follows (in thousands):

	2004	2005	2006
Weighted average shares outstanding used to compute basic earnings per share	13,674	14,472	14,187
Incremental shares issuable upon the assumed conversion of Series A Convertible Redeemable Preferred Stock	1,047	—	—
Incremental shares issuable upon the assumed exercise of stock options	336	269	282
Unvested restricted stock	—	—	23
Shares used to compute diluted earnings per share	15,057	14,741	14,492

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates included allowances for uncollectible accounts, accrued expenses, forfeiture rates for stock-based awards, and the provision for income taxes. Actual results could differ from those estimates.

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

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 beginning in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on its financial condition and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (‘‘SFAS 157’’), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided that the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

3.    Investments – Marketable Securities

The cost and fair value for investments in marketable securities as of December 31, 2005 and 2006 are as follows (in thousands):

	2005	2006
Cost	$46,000	$76,000
Gross unrealized loss	(406)	(237)
Fair value	$45,594	$75,763

The Company has invested some of its excess cash in a diversified, no load, short-term, investment grade, tax-exempt bond fund. At December 31, 2006, the 429 issues in this fund had an average credit rating of AA, an average maturity and an average duration of 1.2 years, and an average yield to maturity of 3.8%.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.    Property and Equipment

The composition of property and equipment as of December 31, 2005 and 2006 is as follows (in thousands):

	2005	2006	Estimated useful life (years)
Land	$6,526	$6,526	—
Buildings and improvements	19,399	20,181	5-40
Furniture and equipment	29,467	37,377	5-7
Leasehold improvements	13,528	16,785	3-10
Vehicles	22	22	5
Construction in progress	98	807	—
	69,040	81,698
Accumulated depreciation and amortization	(22,356)	(28,950)
	$46,684	$52,748

In 2005 and 2006, the Company recorded leasehold improvements of $1,542,000 and $1,235,000, respectively, which were reimbursed by lessors as lease incentives. In 2006, the Company wrote-off $0.5 million in fixed assets that were fully depreciated and no longer in service.

5.    Restricted Cash

In 2003, as part of commencing operations in Pennsylvania, the Company was required to maintain a ‘‘minimum protective endowment’’ of at least $500,000. These funds are required as long as the Company operates its campuses in the state. The Company accounts for these funds as a long-term asset.

6.    Stock Options and Restricted Stock

In July 1996, the Company’s stockholders approved 1,500,000 shares of common stock for grants under the Company’s 1996 Stock Option Plan (as amended, the ‘‘Plan’’). This Plan was amended by the stockholders at the May 2001 Annual Stockholders’ Meeting and at the May 2005 Annual Stockholders’ Meeting to increase the number of shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively. A total of 3,000,000 shares have therefore been approved for grant under the Plan. The Plan was again amended at the May 2006 Annual Stockholders’ Meeting to authorize a one-time exchange of stock options for restricted stock by employees (excluding the five highest compensated executive officers) and to permit restricted stock and cash awards to qualify for favorable tax treatment under Section 162(m) of the Internal Revenue Code. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options and restricted stock to employees, officers and directors of the Company. Options and restricted stock may be granted to eligible employees, officers or directors of the Company at the discretion of the Board of Directors. Vesting provisions are also at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years.

In February 2006, the Company granted 19,500 shares of restricted stock to several employees. These shares vest 100% on February 14, 2010. The Company’s stock price closed at $91.27 on the date of the restricted stock grant.

In February 2006, the Company’s Board of Directors approved cash payments to the holders of vested stock options in an amount equivalent to the Company’s common stock dividend. These cash payments are to be remitted on the same dates as the Company’s dividends and amounted to $0.6 million in 2006.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2006, the Company’s Board of Directors approved a grant of 131,478 shares of restricted stock to the Chairman and Chief Executive Officer. These shares vest 100% on December 1, 2008 based on the achievement of certain performance criteria. The performance criteria categories contained in the grant are covered by the May 2006 amendment to the Plan, so that this restricted stock grant is eligible for favorable tax treatment by the Company under Section 162(m) of the Internal Revenue Code. Expensing of these shares commenced following stockholder approval of this Plan amendment on May 3, 2006. The Company’s stock price closed at $103.60 on that date.

In the second quarter of 2006, the Company granted 32,765 shares of restricted stock to employees in exchange for 105,000 stock options pursuant to the one-time exchange offer approved by the shareholders. Of the 11 eligible employees, 10 chose to participate in the offer. The incremental stock-based compensation expense incurred by the Company as a result of this offer was immaterial. The Company’s stock price closed at $103.60 on the date that the exchange offer was approved by the shareholders and priced.

In May 2006, the Company’s Board of Directors granted 4,632 shares of restricted stock to various members of the Board of Directors. These shares vest equally over a three year period. The Company’s stock price closed at $103.60 on the date of the restricted stock grant.

In July 2006, the Company’s Board of Directors approved a grant of 20,192 shares of restricted stock to the Company’s newly appointed President and Chief Operating Officer. These shares vest 100% on July 25, 2010 based on the achievement of certain performance criteria. The performance criteria categories contained in the grant are covered by the May 2006 amendment to the Plan, so that this restricted stock grant is eligible for favorable tax treatment by the Company under Section 162(m) of the Internal Revenue Code. The Company’s stock price closed at $99.05 on the date of the restricted stock grant.

Stock Options

All stock options granted after 2000 vest over three to four years with exercise prices ranging from $33.69 to $119.72. These options expire within six to eight years from date of grant and had a weighted-average contractual life of 2.6 years as of December 31, 2006.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth the stock option activity for the years ended December 31, 2004, 2005 and 2006 and other stock option information at December 31, 2006:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual life (yrs.)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2003	1,131,667	$41.05
Grants	85,000	113.54
Exercises	(335,416)	35.62
Forfeitures	(26,667)	78.40
Balance, December 31, 2004	854,584	$49.22	3.7	52,277
Grants	277,083	103.04
Exercises	(28,333)	47.18
Forfeitures	—	—
Balance, December 31, 2005	1,103,334	$62.79	3.6	38,620
Grants	—	—
Exercises	(149,334)	44.17
Forfeitures/Exchanges	(191,666)	102.64
Balance, December 31, 2006	762,334	$56.42	2.6	$37,338
Vested, December 31, 2006	561,917	$41.88	1.5	$36,058
Exercisable, December 31, 2006	561,917	$41.88	1.5	$36,058

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31 of that year. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The number of shares exercisable as of December 31, 2004, 2005 and 2006 are as follows:

	Number of shares	Weighted-average exercise price
Exercisable, December 31, 2004	536,248	$39.04
Exercisable, December 31, 2005	621,247	$40.86
Exercisable, December 31, 2006	561,917	$41.88

The following table summarizes information regarding stock option exercises for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	For the year ended December 31,
	2004	2005	2006
Proceeds from stock options exercised	$11,948	$1,336	$6,595
Tax benefits related to stock options exercised	$9,758	$560	$3,595
Intrinsic value of stock options exercised(1)	$26,135	$1,434	$9,225

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about the stock options to purchase the Company’s common stock at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at 12/31/06	Weighted- average remaining contractual life (yrs.)	Weighted- average exercise price	Number exercisable at 12/31/06	Weighted- average exercise price
$33.69 – 67.84	601,917	1.7	$42.66	561,917	$41.88
$107.28 – 107.28	150,417	6.1	$107.28	—	—
$119.72 – 119.72	10,000	5.4	$119.72	—	—
$33.69 – 119.72	762,334	2.6	$56.42	561,917	$41.88

Restricted Stock

The table below sets forth the restricted stock activity for the years ended December 31, 2005 and 2006:

	Number of shares	Weighted-average grant price
Balance, December 31, 2004	—	—
Grants	4,500	$100.58
Vested shares	—	—
Forfeitures	—	—
Balance, December 31, 2005	4,500	$100.58
Grants	208,567	102.01
Vested shares	—	—
Forfeitures	(7,500)	91.27
Balance, December 30, 2006	205,567	$102.37

Valuation and Expense Information Under FAS 123(R) and Pro forma Information Under FAS 123 for Periods Prior to January 1, 2006.

At December 31, 2006, total stock-based compensation cost which has not yet been recognized was $18.5 million, representing $15.1 million for unvested restricted stock and $3.4 million for unvested stock options. This cost is expected to be recognized over the next 43 months on a weighted-average basis.

For the years ended December 31, 2004 and 2005, had compensation expense been determined based on the fair value of the options at grant dates computed in accordance with FAS 123, the pro forma amounts would be as follows (in thousands except per share data):

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the year ended December 31,
	2004	2005
	(Pro forma)	(Pro forma)
Net income	$41,240	$48,065
Stock-based compensation expense, net of tax	2,821	3,383
Pro forma net income	$38,419	$44,682
Net income per share:
As reported:
Basic	$2.91	$3.32
Diluted	2.74	3.26
Pro forma
Basic	$2.71	$3.09
Diluted	2.55	3.02

The following table summarizes the pro forma stock-based compensation expense related to employee stock options under FAS 123 for the years ended December 31, 2004 and 2005. The table also includes the actual stock-based compensation expense recorded for the year ended December 31, 2006 by expense line item (in thousands):

	For the year ended December 31,
	2004 (Pro forma)	2005 (Pro forma)	Actual 2006
Instruction and educational support	$726	$821	$638
Selling and promotion	188	547	545
General and administration	3,675	4,106	6,866
Stock-based compensation expense included in operating expense	4,589	5,474	8,049
Tax benefit	1,768	2,091	2,992
Stock-based compensation expense, net of tax	$2,821	$3,383	$5,057

7.    Series A Convertible Mandatorily Redeemable Preferred Stock

A total of 6,000,000 shares of Series A Convertible Redeemable Preferred Stock, par value $.01, have been authorized. In May 2001, the Company underwent a $150 million recapitalization and change of control transaction in which it issued 5,769,231 shares of its Series A Convertible Mandatorily Redeemable Preferred Stock (the ‘‘Series A Convertible Redeemable Preferred Stock’’) of the Company to an investor group consisting of New Mountain Partners, L.P. and MidOcean Capital Investors, L.P. (formerly DB Capital Partners, Inc.) (collectively, the ‘‘Original Investors’’). The Series A Convertible Redeemable Preferred Stock had an effective dividend yield of 5.43% and each share of Series A Convertible Redeemable Preferred Stock was convertible into one share common stock, subject to adjustment under certain circumstances. The Company used the $150 million, together with approximately $36.4 million of its cash and marketable securities, to repurchase 7,175,000 shares of outstanding common stock of the Company in a tender offer at $25.00 per share open to all shareholders; as the Company’s shares had traded above $25.00 per share, only the Company’s then CEO and majority stockholder tendered shares. In March 2004, 3.1 million outstanding and accrued shares of the Series A Convertible Redeemable Preferred Stock were converted into shares of common stock on a one for one basis and sold in a secondary public offering. The Company received no proceeds from such offering other than $4.2 million associated with certain management option exercises in connection with the secondary offering. In June 2004, the remaining 875,120 outstanding and accrued shares of Series A Convertible Redeemable Preferred Stock were

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

called for redemption by the Company and in lieu of being redeemed for cash, were converted by the holders into 875,120 common shares in accordance with the terms of the Series A shares. As a result, the Company does not have any preferred shares outstanding.

8.    Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses during 2005 and 2006, the Company recorded reimbursements by the lessors for improvements made to the leased properties in the amount of $1.5 million and $1.2 million, respectively. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to 10 years. As of December 31, 2005 and 2006, the Company had deferred lease incentives of $3.5 million and $3.9 million, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, ‘‘Accounting for Operating Leases with Schedule Rent Increases,’’ the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2005 and 2006, the Company had lease obligations of $2.8 million and $3.8 million, respectively.

9.    Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Participants may contribute up to $15,500 (effective January 1, 2007) of their base compensation. Employee contributions are voluntary. Discretionary contributions were made by the Company, matching up to 3% of annual wages contributed to the plan in 2006 and 2005 and up to 2% in 2004. The Company’s contributions totaled $400,000, $660,000 and $744,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (‘‘ESPP’’). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90 percent of its market value at the date of purchase. Purchases are limited to 10 percent of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2004, 2005 and 2006 were as follows:

	Shares purchased	Average price per share
2004	4,186	$98.78
2005	4,758	$89.17
2006	4,767	$91.33

10.    Stock Repurchase Plan

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of common stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The authorization

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was increased by an additional $25 million in May 2004, an additional $25 million in October 2004, an additional $25 million in July 2005, an additional $20 million in October 2005, and an additional $35 million in October 2006. Accordingly, a total of $145 million has been authorized by the Company’s Board of Directors for share repurchase. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

A summary of the Company’s stock repurchase activity for the years ended December 31, 2004, 2005 and 2006, all of which was part of a publicly announced plan, is set forth in the table below:

	Number of shares repurchased	Average price paid per share	Amount available for future repurchases ($mil.)
2004	346,444	$106.13
2005	410,071	$92.59
2006	349,066	$100.39
	1,105,581	$99.29	$32.0

11.    Commitments and Contingencies

The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

As of December 31, 2006, the Company had 46 long-term operating leases for campuses and other administrative locations. Rent expense was $8,645,000, $10,509,000 and $12,828,000 for the years ended December 31, 2004, 2005 and 2006, respectively. The Company had one lease with affiliates of the Company’s former CEO and majority stockholder. This lease expired in 2006; however, the Company’s former CEO and majority stockholder sold his interest in this building in February 2005. Rent paid to entities affiliated with the Company’s former CEO and majority stockholder were $356,000 and $45,000 and for the years ended December 31, 2004 and 2005, respectively.

The rents on the Company’s leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2006, are as follows (in thousands):

Minimum rental commitments
2007	13,941
2008	14,557
2009	14,827
2010	14,236
2011	12,368
Thereafter	39,298
Total	$109,227

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

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Income Taxes

The income tax provision for the years ended December 31, 2004, 2005 and 2006 is summarized below (in thousands):

	2004	2005	2006
Current:
Federal	$21,184	$25,502	$29,486
State	4,024	5,421	6,319
Total current	25,208	30,923	35,805
Deferred:
Federal	561	(798)	(3,680)
State	69	(344)	(354)
Total deferred	630	(1,142)	(4,034)
Total provision for income taxes	$25,838	$29,781	$31,771

The tax effects of the principal temporary differences that give rise to the Company’s deferred tax assets (liabilities) are as follows as of December 31, 2005 and 2006 (in thousands):

	2005	2006
Tuition receivable and student loans	$798	$1,192
Accrued vacation payable	118	151
Unrealized losses on marketable securities	159	93
Current net deferred tax asset	1,075	1,436
Student loans	2	1
Property and equipment	(1,322)	(1,012)
Deferred leasing costs	1,096	1,503
Stock-based compensation	19	2,908
Long-term net deferred tax asset (liability)	(205)	3,400
Net deferred tax asset	$870	$4,836

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2004, 2005 and 2006 is as follows:

	2004	2005	2006
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.3%	4.4%	4.9%
Non-taxable interest income	(0.8)%	(1.3)%	(1.8)%
Other	—	0.2%	(0.3)%
Effective tax rate	38.5%	38.3%	37.8%

Cash payments for income taxes were $12.3 million in 2004, $32.6 million in 2005, and $31.0 million in 2006.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2005 and 2006 is as follows (in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2005
Revenues	$56,153	$55,249	$47,087	$62,018
Income from operations	22,488	19,492	9,572	23,312
Net income	14,091	12,525	6,438	15,011
Net income per share:
Basic	$0.96	$0.86	$0.45	$1.05
Diluted	$0.94	$0.85	$0.44	$1.03

	Quarter
	First	Second	Third	Fourth
2006
Revenues	$67,090	$65,558	$56,693	$74,307
Income from operations	24,986	21,473	8,998	24,079
Net income	15,956	14,018	6,336	15,997
Net income per share:
Basic	$1.12	$0.99	$0.45	$1.13
Diluted	$1.10	$0.97	$0.44	$1.11

STRAYER EDUCATION, INC.
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance beginning of period	Additions charged to expense	Deductions	Balance end of period	Bad debt expense as a % of revenue
Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2006	$1,927	$7,776	$(6,674)	$3,029	2.9%
Year ended December 31, 2005	1,301	5,499	(4,873)	1,927	2.5%
Year ended December 31, 2004	785	4,208	(3,692)	1,301	2.3%

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2006, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting, as of December 31, 2006 based on the framework in Internal

Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers

The following table sets forth certain information with respect to the Company’s directors and executive officers.

Name	Age	Position
Directors:
Robert S. Silberman	49	Chairman of the Board and Chief Executive Officer
Dr. Charlotte F. Beason	59	Director
William E. Brock	76	Director
David A. Coulter	59	Director
Gary Gensler	49	Director
Robert R. Grusky	49	Director
Robert L. Johnson	60	Director
Todd A. Milano	54	Director
G. Thomas Waite, III	55	Director
J. David Wargo	53	Director
Executive Officers:
Karl McDonnell	40	President and Chief Operating Officer
Mark C. Brown	47	Senior Vice President and Chief Financial Officer
Gregory Ferenbach	47	Senior Vice President and General Counsel
Michael J. Fortunato	43	Controller
Lysa A. Hlavinka	39	Senior Vice President – Marketing and Administration
Kevin P. O’Reagan	47	Vice President and Chief Technology Officer
Sonya G. Udler	39	Vice President – Corporate Communications
University Officers:
Dr. Joel O. Nwagbaraocha	64	Interim University President, Provost, and Chief Academic Officer
Randi S. Reich	33	Senior Vice President – Academic Administration
Patricia Ardoline-Pellicci	41	Vice President – Operations
Daniel W. Jackson	32	Vice President – Operations
James F. McCoy	47	Vice President – Operations
Reginald Rainey	39	Vice President – Operations

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

Dr. Charlotte F. Beason is a former consultant in education and health care administration. From 1988 to 1996, she was Director of Health Professions Education Service and the Health Professional Scholarship Program at the Department of Veterans Affairs. From 2000 to 2003, Dr. Beason was Chair and Vice Chair of the Commission on Collegiate Nursing Education (an autonomous agency accrediting baccalaureate and graduate programs in nursing). She is also a member of the Accreditation Review Committee of the American Nurses Credentialing Commission. Dr. Beason has served on the Board since 1996 and is a member of the Nominating/Governance Committee of the Board. She is also Chairwoman of the Strayer University Board of Trustees. Dr. Beason holds a bachelor’s degree in nursing from Berea College, a master’s degree in psychiatric nursing from Boston University and a doctorate in clinical psychology and public practice from Harvard University.

Mr. William E. Brock is the Founder and Chairman of the Brock Offices, a firm specializing in international trade, investment and human resources. From 1985 to 1987, Mr. Brock served in the President’s Cabinet as the U.S. Secretary of Labor, and from 1981 to 1985, as the U.S. Trade Representative. Elected Chairman of the Republican National Committee from 1977 to 1981, Mr. Brock previously served as a Member of Congress and, subsequently, as U.S. Senator for the State of Tennessee. Mr. Brock serves as a Counselor and Trustee of the Center for Strategic and International Studies, and as a member of the Board of Directors of On Assignment, Inc., and Health Extras, Inc., and ResCare, Inc. Mr. Brock has been a member of the Board since 2001 and is Chair of the Nominating/Governance Committee of the Board. He holds a bachelor’s degree in commerce from Washington and Lee University. Mr. Brock has also received a number of honorary degrees.

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

Mr. Gary Gensler served as Under Secretary of the U.S. Department of the Treasury from 1999 to 2001, and as Assistant Secretary of the Treasury from 1997 to 1999. From 1988 to 1997, Mr. Gensler was a partner of The Goldman Sachs Group, LP, where he served in various capacities including Co-head of Finance, responsible for controllers and treasury worldwide. He serves as a Trustee of the Baltimore Museum of Art, the Bryn Mawr School, and Enterprise Community Partners, and is a member of the Board of Visitors of the University of Maryland, Baltimore County, and the Board of The Johns Hopkins Center for Talented Youth as well as the Board of WageWorks, Inc., and the Washington Hospital Center. Mr. Gensler also serves on the Management Advisory Board of New Mountain Capital, LLC. Mr. Gensler has served on the Board since 2001 and is Chair of the Audit Committee of the Board. Mr. Gensler holds a bachelor’s degree in economics and an MBA from the Wharton School of the University of Pennsylvania.

Mr. Robert R. Grusky is the Founder and Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000 and was a Principal and Member from 2000 to 2005, and has been a Senior Advisor since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He is also on the Board of Directors of AutoNation, Inc., and National Medical Health Card Systems, Inc., as well as a member of the Board of Trustees of Hackley School. Mr. Grusky has served on the Board since 2001, and is a member of the Audit Committee of the Board. He holds a bachelor’s degree in history from Union College and an MBA from Harvard University.

Mr. Robert L. Johnson is the Chairman and Chief Executive Officer of RLJ Companies, where he owns or holds interests in companies operating in the professional sports, hospitality, real estate, gaming, banking and financial services, and film production industries. Mr. Johnson is the founder of Black Entertainment Television (BET), a subsidiary of Viacom and the leading African-American operated media and entertainment company in the United States, and served as its Chief Executive Officer until January 2006. In 2002, Mr. Johnson became the first African-American majority owner of a major sports franchise, the Charlotte Bobcats of the NBA. From 1976 to 1979, he served as Vice President of Governmental Relations for the National Cable & Telecommunications Association (NCTA). Mr. Johnson also served as Press Secretary for the Honorable Walter E. Fauntroy, Congressional Delegate from the District of Columbia. He also serves on the following boards: NBA Board of Governors, The Johns Hopkins University, Lowe’s Companies, IMG, Deutsch Bank Advisory Board, Wal-Mart Diversity Committee, and the Business Council. Mr. Johnson has served on the Board since 2003, and is a member of the Compensation Committee of the Board. He holds a bachelor’s degree in social studies from the University of Illinois and a master’s degree in international affairs from the Woodrow Wilson School of Public and International Affairs at Princeton University.

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

Executive Officers

Mr. Karl McDonnell joined Strayer Education in July 2006 as President and Chief Operating Officer. Previously, he served as Chief Operating Officer of InteliStaf Healthcare, Inc., one of the nation’s largest privately-held healthcare staffing firms. Prior to his tenure at InteliStaf, he served as Vice President of the Investment Banking Division at Goldman, Sachs & Co. Mr. McDonnell has held senior management positions with several Fortune 100 companies, including The Walt Disney Company. Mr. McDonnell holds a bachelor’s degree in political science and American history from Virginia Wesleyan College and an MBA from Duke University.

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

Mr. Gregory Ferenbach has served as Senior Vice President and General Counsel for the Company since September 2006. Mr. Ferenbach joined Strayer in 2002 and was previously General Counsel of Strayer University where he was responsible for obtaining regulatory approvals to begin operations in new states. Mr. Ferenbach has more than 20 years of experience in the practice of law. Prior to joining Strayer, Mr. Ferenbach was Senior Vice President and General Counsel to the Public Broadcasting Service (PBS) for 10 years and an attorney in corporate practice at the law firms of Piper & Marbury in Baltimore, Md., and Dow, Lohnes & Albertson in Washington, D.C. Mr. Ferenbach holds a bachelor’s degree in history from Yale University and a juris doctorate degree from the University of Virginia.

Mr. Michael J. Fortunato joined Strayer as its Controller in September 2002. Prior to joining Strayer, Mr. Fortunato spent 17 years working in a variety of industries including health care, real estate, international investing and software development. Mr. Fortunato began his career with the accounting firm KPMG Peat Marwick. He holds a bachelor’s degree in business administration from Loyola College and is a Certified Public Accountant.

Ms. Lysa A. Hlavinka is Senior Vice President – Marketing and Administration. Ms. Hlavinka has been working in the for-profit education field for the past 17 years and joined Strayer in May 2001 as Vice President – Marketing. Ms. Hlavinka started her career as an account executive at an advertising agency and joined the University of Phoenix in 1990. As that company grew, Ms. Hlavinka held positions as Marketing Manager, Director of Administrative Services, and, most recently, National Director of Advertising. She has taught marketing and public relations classes both at the University of Phoenix and Strayer University. Ms. Hlavinka holds a bachelor’s degree in advertising from Arizona State University and an MBA from the University of Phoenix.

Mr. Kevin P. O’Reagan is Vice President and Chief Technology Officer. He has been active in the technology field for more than 20 years and joined Strayer in July 2001. Mr. O’Reagan started his career with Andersen Consulting and later joined Prudential Mortgage as the Director of Technology. Prior to joining Strayer, he held a number of IT management positions including Chief Technology Officer of the RIA Group of the Thompson Corporation. Prior to joining Strayer, Mr. O’Reagan developed and taught courses at the post-graduate level as an adjunct faculty member at The Johns Hopkins University in its Information Technology Program. Mr. O’Reagan holds a bachelor’s degree in information systems management from the University of Maryland and a master’s degree in technology from The Johns Hopkins University.

Ms. Sonya G. Udler is Vice President, Corporate Communications. Ms. Udler joined Strayer in 2002, and brings more than 15 years of public relations and marketing communications experience to Strayer. For the two years prior to joining Strayer, she served as a public relations and media strategies consultant. She previously served as Senior Vice President at Young & Associates, Inc., a public relations agency, where she developed communications strategies and media programs for Bell Atlantic, Siemens, Verizon and other leading technology companies. Ms. Udler holds a bachelor’s degree in journalism from the University of Maryland.

University Officers

Dr. Joel O. Nwagbaraocha serves as Interim University President, Provost, and Chief Academic Officer. Dr. Nwagbaraocha joined Strayer University in 1994 as Adjunct Faculty. He has since held several positions at the University, including Campus Dean. Dr. Nwagbaraocha has more than 35 years of experience as an academician, education administrator and education consultant. Prior to joining Strayer, he was President of Barber-Scotia College in Concord, N.C. Dr. Nwagbaraocha advises graduate students at Strayer University’s Washington Campus on their Directed Research Projects and teaches education courses at the campus. He holds a bachelor’s degree in mathematics from Norfolk State University and master’s and doctoral degrees in education planning and management from Harvard University.

Ms. Randi S. Reich is Senior Vice President – Academic Administration. Ms. Reich has been with the University for six years and has served as Director of Online Operations, Director of Business Processes, Director of New Campus Openings, and as an Adjunct Faculty Member. Prior to joining Strayer in 2001, Ms. Reich co-founded and managed business and strategic development for Mascot Network, an application service provider serving the higher education market. Ms. Reich also served several years in city government with the City of New York as the Assistant Director in the Mayor’s Office of Transportation. Ms. Reich holds a bachelor’s degree in psychology and political science from the University of Pennsylvania and an MBA from Harvard University.

Ms. Patricia Ardoline-Pellicci is Vice President – Operations. Ms. Ardoline-Pellicci has been with Strayer University for 15 years, and has served in a variety of roles, including Financial Aid Manager, Student Services Manager, University Bursar, Campus Manager, and Regional Director. Ms. Ardoline-Pellicci holds a bachelor’s degree in communications from Marywood College and an MBA from Strayer University.

Mr. Daniel W. Jackson is Vice President – Operations. Mr. Jackson has been with the University since 2003, previously holding the positions of Director of Business Operations, Manager of Financial Analysis, Campus Director and as an Adjunct Faculty Member. Mr. Jackson has over nine years of experience in proprietary education, including roles as Equity Research Associate at Legg Mason Wood Walker, and Director of Operations at Fairmont Schools, Inc.   Mr. Jackson holds a bachelor’s degree in international affairs from the University of Colorado at Boulder and an MBA from Georgetown University.

Mr. James F. McCoy is Vice President – Operations. Mr. McCoy has been active in proprietary education for the past 22 years and joined Strayer in 1994. He has served in a variety of roles, including as a Faculty Member, Campus Dean and Campus Director. Mr. McCoy holds a bachelor’s degree in political science from Landor University and an MBA from Strayer University.

Mr. Reginald Rainey is Vice President – Operations. Mr. Rainey has been with Strayer University for 20 years and has held a number of positions, including Campus Director. Mr. Rainey holds a bachelor’s degree in accounting from Strayer University.

Audit Committee and Audit Committee Financial Expert

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is composed of Gary Gensler, Robert R. Grusky and G. Thomas Waite, each of whom are independent as that term is used in Item 7(d)(3)(IV) of Schedule 14A under the Exchange Act.

The Board of Directors has determined that Gary Gensler qualifies as an ‘‘audit committee financial expert,’’ as defined by SEC regulations, based on his education, experience and background.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities Exchange Act of 1934 requires the Company’s directors, executive officers and 10% stockholders to file reports of beneficial ownership of equity securities of the Company and to furnish copies of such reports to the Company. Based on a review of such reports, and upon written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2006, all such filing requirements were met.

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

Item 11.    Executive Compensation

The information required by this Item is hereby incorporated by reference from the information to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the information contained under the caption ‘‘Beneficial Ownership of Common Stock’’ in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2006.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the information contained under the caption ‘‘Certain Transactions with Related Parties’’ in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2006.

Item 14.    Principal Accounting Fees and Services

Set forth below are the services rendered and related fees billed by PricewaterhouseCoopers, LLP for 2005 and 2006. All of such services have been pre-approved by the Company’s Audit Committee.

	2005	2006
Audit Fees
Recurring:
Consolidated financial statements audit	$354,000	$375,000
Non recurring:
Implementation of FAS 123(R)	—	39,625
Other	3,310	5,610
	357,310	420,235
Tax Fees
Preparation of corporate tax returns	28,950	33,000
All Other Fees
License fee for accounting database	1,000	1,500
	$387,260	$454,735

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(A)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(2) Financial Statement Schedules

All required financial statement schedules of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(3) Exhibits

Exhibit Number	Description
3.01	Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2002).
3.02	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.02 of the Company’s Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on May 17, 1996).
4.01	Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on July 16, 1996).
10.03	Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company’s Annual Report on From 10-K filed with the Commission on March 28, 2002).
10.04	1996 Amended Stock Option Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement filed with the Commission on April 27, 2001 and Exhibits B & C to the Company’s Proxy Statement filed with the Commission on April 3, 2006).
21.01	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.01 of the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2002).
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included in signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAYER EDUCATION, INC.
By: /s/ Robert S. Silberman
Robert S. Silberman Chairman of the Board and Chief Executive Officer

Date:    February 27, 2007

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Silberman and Gregory Ferenbach and Mark C. Brown, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2007

(Robert S. Silberman)

/s/ Mark C. Brown	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2007

(Mark C. Brown)

/s/ Charlotte F. Beason	Director	February 27, 2007

(Charlotte F. Beason)

/s/ William E. Brock	Director	February 27, 2007

(William E. Brock)

/s/ David A. Coulter	Director	February 27, 2007

(David A. Coulter)

/s/ Gary Gensler	Director	February 27, 2007

(Gary Gensler)

/s/ Robert R. Grusky	Director	February 27, 2007

(Robert R. Grusky)

/s/ Robert L. Johnson	Director	February 27, 2007

(Robert L. Johnson)

SIGNATURES	TITLE	DATE

/s/ Todd A. Milano	Director	February 27, 2007

(Todd A. Milano)

/s/ G. Thomas Waite, III	Director	February 27, 2007

(G. Thomas Waite, III)

/s/ J. David Wargo	Director	February 27, 2007

(J. David Wargo)