Form 10-Q
period 2007-03-31
STRAYER EDUCATION INC
filed 2007-05-04
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended March 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2007, there were outstanding 14,529,900 shares of Common Stock,  par  value $.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at December 31, 2006 and March 31, 2007	3

Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2006 and 2007	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2006 and 2007	5

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2006 and 2007	6

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2007	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	22

SIGNATURES CERTIFICATIONS	23

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2006	March 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$52,663	$75,629
Marketable securities available for sale, at fair value	75,763	75,812
Tuition receivable, net of allowances for doubtful accounts of $3,029 and $3,159 at December 31, 2006 and March 31, 2007, respectively	80,753	86,671
Other current assets	4,653	5,931
Total current assets	213,832	244,043
Property and equipment, net	52,748	54,311
Deferred income taxes	3,400	4,613
Restricted cash	500	500
Other assets	364	366
Total assets	$270,844	$303,833

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,923	$10,843
Accrued expenses	1,830	1,619
Income taxes payable	4,979	3,892
Unearned tuition	73,896	79,603
Total current liabilities	91,628	95,957
Long-term liabilities	7,689	7,667
Total liabilities	99,317	103,624
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,293,584 and 14,529,900 shares issued and outstanding
at December 31, 2006 and March 31, 2007, respectively	141	145
Additional paid-in capital	87,487	101,880
Retained earnings	84,043	98,298
Accumulated other comprehensive income (loss)	(144)	(114)
Total stockholders’ equity	171,527	200,209
Total liabilities and stockholders’ equity	$270,844	$303,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended March 31,
	2006	2007

Revenues	$67,090	$80,193
Costs and expenses:
Instruction and educational support	22,038	26,223
Selling and promotion	10,672	12,875
General and administration	9,394	12,148
Total costs and expenses	42,104	51,246
Income from operations	24,986	28,947
Investment and other income	955	1,380
Income before income taxes	25,941	30,327
Provision for income taxes	9,985	11,521
Net income	$15,956	$18,806
Net income per share:
Basic	$1.12	$1.33
Diluted	$1.10	$1.30
Weighted average shares outstanding:
Basic	14,258	14,180
Diluted	14,559	14,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2006	2007
Net income	$15,956	$18,806
Other comprehensive income:
Unrealized gain (loss) on investments,
net of taxes	(75)	30
Comprehensive income	$15,881	$18,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount				Total

Balance at December 31, 2005	14,292,249	$143	$104,923	$47,020	$(246)	$151,840
Exercise of stock options	40,000	—	1,537	—	—	1,537
Tax benefit from exercise of stock options	—	—	982	—	—	982
Repurchase of common stock	(143,800)	(1)	(13,971)	—	—	(13,972)
Restricted stock grants	150,978	—	—	—	—	—
Stock-based compensation	—	—	1,160	—	—	1,160
Common stock dividends	—	—	—	(3,612)	—	(3,612)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(75)	(75)
Net income	—	—	—	15,956	—	15,956
Balance at March 31, 2006	14,339,427	$142	$94,631	$59,364	$(321)	$153,816

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount				Total

Balance at December 31, 2006	14,293,584	$141	$87,487	$84,043	$(144)	$171,527
Exercise of stock options	284,300	3	10,920	—	—	10,923
Tax benefit from exercise of stock options	—	—	9,057	—	—	9,057
Repurchase of common stock	(68,000)	(1)	(7,983)	—	—	(7,984)
Restricted stock grants	20,016	2	(2)	—	—	—
Stock-based compensation	—	—	2,401	—	—	2,401
Common stock dividends	—	—	—	(4,551)	—	(4,551)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	30	30
Net income	—	—	—	18,806	—	18,806
Balance at March 31, 2007	14,529,900	$145	$101,880	$98,298	$(114)	$200,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2006	2007
Cash flows from operating activities:
Net income	$15,956	$18,806
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred rent	(2)	(22)
Depreciation and amortization	1,704	2,018
Provision for student loan losses	(45)	—
Deferred income taxes	(838)	(1,273)
Stock-based compensation	1,160	2,401
Changes in assets and liabilities:
Tuition receivable, net	(4,962)	(5,918)
Other current assets	(1,305)	(1,237)
Other assets	(3)	(2)
Accounts payable	1,838	224
Accrued expenses	(344)	(211)
Income taxes payable	7,539	7,970
Excess tax benefits from stock-based payment arrangements[1]	(982)	(9,057)
Unearned tuition	5,203	5,707
Student loans originated	(3)	—
Collections on student loans receivable and held for sale	23	—
Net cash provided by operating activities	24,939	19,406
Cash flows from investing activities:
Purchases of property and equipment	(3,344)	(3,885)
Purchases of marketable securities	(30,000)	—
Net cash used in investing activities	(33,344)	(3,885)
Cash flows from financing activities:
Common dividends paid	(3,612)	(4,551)
Proceeds from exercise of stock options	1,537	10,923
Excess tax benefits from stock-based payment arrangements[1]	982	9,057
Repurchase of common stock	(13,972)	(7,984)
Net cash provided by (used in) financing activities	(15,065)	7,445
Net increase (decrease) in cash and cash equivalents	(23,470)	22,966
Cash and cash equivalents - beginning of period	74,212	52,663
Cash and cash equivalents - end of period	$50,742	$75,629

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$236	$197

1.
This line item reclassifies those tax benefits associated with stock options exercised in the first quarter from net cash provided by operating activities to net cash provided by financing activities in accordance with FAS 123(R). This reclassification is required by GAAP to be made in the quarter during which the option exercise takes place. However, the favorable cash flow effect of this tax benefit is not realized until the next quarter. The effect of this reclassification is to reduce the Company’s net cash provided by operating activities as reported above by approximately $1.0 million and $9.1 million for the three months ended March 31, 2006 and 2007, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of March 31, 2006 and 2007 is unaudited.

1.  Basis of Presentation

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc., Strayer University, Inc. (the “University”) and Education Loan Processing, Inc. (“ELP”), collectively referred to herein as the “Company”.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of March 31, 2006, December 31, 2006, and March 31, 2007 and for the three months ended March 31, 2006 and 2007 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the three months ended March 31, 2007 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, textbook-related income and other income which are recognized when incurred.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

2.   Nature of Operations

Strayer Education, Inc., a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 47 campuses in Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Kentucky, Tennessee, Alabama, Georgia, and Florida and worldwide via the Internet through Strayer University Online. ELP originates and administers student loans for the University's students. These loans are held for sale.

3.   Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At March 31, 2007, the Company had 10,000 issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to compute net income per share:

	For the three months ended March 31,
	(in thousands)
	2006	2007
Weighted average shares outstanding
used to compute basic net income per share	14,258	14,180
Incremental shares issuable upon the
assumed exercise of stock options	300	218
Unvested restricted stock	1	92
Shares used to compute diluted net income per share	14,559	14,490

4.   Credit Facilities

The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of no more than 0.75% above the London Interbank Offered Rate. There was no outstanding balance and there were no fees payable on either facility as of March 31, 2007. An unsecured letter of credit in the amount of $938,000, which expires in July 2007, was issued by Strayer University in favor of regulators in connection with their periodic approval activities.

5.   Stockholders’ Equity

Common Stock

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2006 and March 31, 2007, the Company had 14,293,584 and 14,529,900 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2006, the Company increased the annual common stock cash dividend from $1.00 to $1.25 per share or $0.3125 per share quarterly.

Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment, (“FAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (“employee stock purchases”), based on estimated fair values. FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method provided under the rule, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the three months ended March 31, 2006 and 2007 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method provided under the rule, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

FAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has elected to estimate fair value using the Black-Scholes option pricing valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. Prior to the adoption of FAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“FAS 123”). Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s Consolidated Statements of Income because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2006 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Stock-based compensation expense recognized in the Consolidated Statements of Income for the first quarter of 2006 and 2007 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited, to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Stock-based compensation plans

In July 1996, the Company’s stockholders approved 1,500,000 shares of common stock for grants under the Company’s 1996 Stock Option Plan. This plan was amended by the stockholders at the May 2001 Annual Stockholders’ Meeting and at the May 2005 Annual Stockholders’ Meeting to increase the number of shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively (as amended, the “Plan”). A total of 3,000,000 shares have therefore been approved for grants under the Plan. The Plan was again amended at the May 2006 Annual Stockholders’ Meeting to authorize a one-time exchange of stock options for restricted stock by employees (excluding the five highest compensated executive officers) and to permit restricted stock and cash awards to qualify for favorable tax treatment under Section 162(m) of the Internal Revenue Code. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options and restricted stock to employees, officers and directors of the Company. Options and restricted stock may be granted to eligible employees, officers or directors of the Company at the discretion of the Board of Directors. Vesting provisions are also at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee's eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares.

In February 2006, the Company's Board of Directors approved cash payments to the holders of vested stock options in an amount equivalent to the Company's common stock dividends. These cash payments are remitted on the same dates as the Company's dividends and amounted to approximately $160,000 and $108,000 for the three months ended March 31, 2006 and 2007, respectively.

In February 2007, the Company’s Board of Directors approved a grant of 20,016 shares of restricted stock to certain employees. These shares vest 100% on February 13, 2010. The Company’s stock price closed at $113.72 on the date of the restricted stock grant.

The table below sets forth the stock option activity for the three months ended March 31, 2007 and other stock option information at March 31, 2007:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (# yrs.)	Aggregate intrinsic value (in thousands)

Balance, December 31, 2006	762,334	$56.42
Grants	—	—
Exercises	(284,300)	$38.42
Forfeitures	—	—
Balance, March 31, 2007	478,034	$67.12	3.0	$27,090

Vested, March 31, 2007	317,617	$46.45	1.6	$24,949
Exercisable, March 31, 2007	317,617	$46.45	1.6	$24,949

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The following table summarizes information regarding stock option exercises for the three months ended March 31, 2006 and 2007 (in thousands):

	For the three months ended March 31,
	2006	2007
Proceeds from stock options exercised	$1,537	$10,923
Tax benefits related to stock options exercised	982	9,057
Intrinsic value of stock options exercised(1)	2,569	23,851

(1)
Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

The following table summarizes information about the stock options to purchase the Company’s common stock at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at 3/31/07	Weighted- average remaining contractual life (yrs.)	Weighted- average exercise price	Number exercisable at 3/31/07	Weighted- average exercise price

$ 33.69 - 67.84	317,617	1.6	$46.45	317,617	$46.45
$107.28 - 107.28	150,417	5.9	$107.28	—	—
$119.72 - 119.72	10,000	5.1	$119.72	—	—
$33.69 - 119.72	478,034	3.0	$67.12	317,617	$46.45

The table below sets forth the restricted stock activity for the three months ended March 31, 2007:

	Number of shares	Weighted- average grant price

Balance, December 31, 2006	205,567	$102.37
Grants	20,016	113.72
Vested shares	—	—
Forfeitures	—	—
Balance, March 31, 2007	225,583	$103.37

At March 31, 2007, total stock-based compensation cost which has not yet been recognized was $18.3 million, representing $15.3 million for unvested restricted stock and $3.0 million for unvested stock options. This cost is expected to be recognized over the next 40 months on a weighted-average basis.

Valuation and Expense Information Under FAS 123(R)

The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2006 and 2007 by expense line item, in thousands:

	For the three months ended March 31,
	2006	2007
Instruction and educational support	$214	$165
Selling and promotion	132	146
General and administration	974	2,198
Stock-based compensation expense included in operating expense	1,320	2,509
Tax benefit	509	953
Stock-based compensation expense, net of tax	$811	$1,556

Stock-based compensation expense recognized in the Consolidated Statements of Income for the three months ended March 31, 2006 and 2007 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

6.   Investments in Marketable Securities

Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the fund’s underlying securities. As of March 31, 2007, the Company had a total of $75.8 million invested in the short-term tax-exempt bond fund. The investments are considered “available-for-sale” as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

7.  Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2006 and March 31, 2007, the Company had deferred lease incentives of $3.9 million and $3.6 million, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Schedule Rent Increases, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2006 and March 31, 2007, the Company had deferred lease obligations of $3.8 million and $4.1 million, respectively.

8.  Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at March 31, 2007 are immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state and regional regulatory requirements, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward looking statements.

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

Results of Operations

In the first quarter of 2007, the Company generated $80.2 million in revenue, an increase of 20% compared to the same period in 2006, as a result of average enrollment growth of 16% and a 5% tuition increase at the beginning of 2007. Income from operations was $28.9 million for the first quarter of 2007, an increase of 16% compared to the same period in 2006. Net income was $18.8 million, an increase of 18% in the first quarter of 2007 compared to the same period in 2006. Diluted earnings per share was $1.30 in the first quarter of 2007 compared to $1.10 in the same period in 2006, an increase of 18%.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Enrollment. Enrollment at Strayer University for the 2007 winter term, which began January 8, 2007 and ended March 26, 2007, increased 16% to 32,150 students compared to 27,621 for the same term in 2006. Across the Strayer University campus network, new student enrollments increased 20% and continuing student enrollments increased 16%. Out of Area Online enrollments increased 26%, while students taking 100% of their classes at Strayer University Online (including campus based students) increased 20%. The total number of students taking any courses online (including students at brick and mortar campuses taking at least one online course) in the 2007 winter term increased to 22,591.

Revenues. Revenues increased 20% from $67.1 million in the first quarter of 2006 to $80.2 million in the first quarter of 2007 principally due to a 16% increase in enrollment and a 5% tuition increase in 2007.

Instruction and educational support expenses. Instruction and educational support expenses increased $4.2 million, or 19%, from $22.0 million in the first quarter of 2006 to $26.2 million in the first quarter of 2007. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $1.7 million, $1.1 million, and $0.9 million, respectively. Instruction and educational support expenses as a percentage of revenues decreased slightly to 32.7% in the first quarter of 2007 from 32.8% in the first quarter of 2006.

Selling and promotion expenses. Selling and promotion expenses increased $2.2 million, or 21%, from $10.7 million in the first quarter of 2006 to $12.9 million in the first quarter of 2007. This increase was principally due to the direct costs required to build the Strayer University brand and attract prospective students, and the addition of admissions personnel, particularly at new campuses. Selling and promotion expenses as a percentage of revenues increased slightly from 15.9% in the first quarter of 2006 to 16.1% in the first quarter of 2007, which was largely attributable to both marketing costs and staffing costs growing slightly faster than tuition revenue.

General and administration expenses. General and administration expenses increased $2.7 million, or 29%, from $9.4 million in the first quarter of 2006 to $12.1 million in the first quarter of 2007. This increase was principally due to increased employee compensation and related expenses, higher stock-based compensation, and higher bad debt expense, which increased $0.8 million, $1.2 million, and $0.4 million, respectively. General and administration expenses as a percentage of revenues increased to 15.1% in the first quarter of 2007 from 14.0% in the first quarter of 2006 primarily due to the above factors.

Income from operations. Income from operations increased $3.9 million, or 16%, from $25.0 million in the first quarter of 2006 to $28.9 million in the first quarter of 2007, due to the aforementioned factors.

Investment and other income. Investment and other income increased $0.4 million, or 40%, from $1.0 million in the first quarter of 2006 to $1.4 million in the first quarter of 2007. The increase was mostly attributable to an increase in investment yields and a higher average cash balance.

Provision for income taxes. Income tax expense increased $1.5 million, or 15%, from $10.0 million in the first quarter of 2006 to $11.5 million in the first quarter of 2007, primarily due to the increase in income before taxes attributable to the factors discussed above. The Company’s effective tax rate decreased to 38.0% for the first quarter of 2007 compared to 38.5% for the first quarter of 2006, resulting primarily from higher income from investments in tax-exempt securities.

Net income. Net income increased $2.8 million, or 18%, from $16.0 million in the first quarter of 2006 to $18.8 million in the first quarter of 2007, because of the factors discussed above.

Liquidity and Capital Resources

At March 31, 2007, the Company had cash, cash equivalents and marketable securities of $151.4 million compared to $128.4 million at December 31, 2006 and $126.2 million at March 31, 2006. Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of March 31, 2007, the Company had a total of $75.8 million invested in the short-term tax-exempt bond fund. At March 31, 2007, the 414 issues in this fund had an average credit rating of AA, an average maturity and an average duration of 1.2 years, as well as an average yield to maturity of 3.7%. The Company had no debt as of December 31, 2006 or March 31, 2007.

For the three months ended March 31, 2007, the Company reported $19.4 million net cash from operating activities compared to $24.9 million for the same period in 2006. Net cash provided by operating activities on the March 31, 2006 and 2007 condensed consolidated statements of cash flows includes, in accordance with FAS 123(R), a reclassification of a tax benefit from stock options exercised during the quarter of $1.0 million and $9.1 million, respectively. However, the favorable cash flow effect of this tax benefit is not realized until the second quarter of each respective year, when the Company makes estimated tax payments for those years.  Capital expenditures were $3.9 million for the quarter ended March 31, 2007 compared to $3.3 million for the same period in 2006. For the quarter ended March 31, 2007, the Company paid $4.6 million in cash dividends to its common stockholders and received $10.9 million upon the exercise of 284,300 stock options. During the three months ended March 31, 2007, the Company spent $8.0 million to repurchase 68,000 shares of common stock at an average price of $117.41 per share as part of a previously announced common stock repurchase authorization. The Company’s remaining authorization for common stock repurchases was $24.0 million at March 31, 2007.

In the first quarter of 2007, bad debt expense as a percentage of revenues was 2.6% compared to 2.5% for the same period in 2006. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 12 days at the end of the first quarter of 2007, compared to 10 days in the same period in 2006.

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

New Campus Openings / New State Approvals

Strayer University opened two new campuses in the Orlando, Florida market for the spring academic term.  Also, Strayer University has been approved to open campuses in New Jersey by the New Jersey Commission on Higher Education.  During the second half of 2007, pending final regulatory approvals, Strayer University intends to open two campuses in New Jersey, one campus in Knoxville, Tennessee and one campus in Atlanta, Georgia (its fifth in that market).  These four campuses, together with the two Kentucky campuses and two Florida campuses opened earlier this year, will complete the Company’s planned eight campus openings in 2007.

Business Outlook

Based on enrollment growth for the 2007 spring term, the Company estimates in the second quarter of 2007 diluted EPS will be in the range of $1.13-$1.14. The Company estimates that it will incur stock-based compensation expense of approximately $0.11 per share after tax in the second quarter of 2007, which is included in the Company’s diluted EPS estimate.

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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2007, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

ITEM 4: CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of March 31, 2007, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, the Company used $8.0 million to repurchase shares of common stock under its repurchase program.(1) The Company’s remaining authorization for common stock repurchases was approximately $24 million at March 31, 2007 for use during the remainder of 2007. A summary of the Company’s share repurchases during the quarter is set forth below:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)

Beginning Balance (at 12/31/06)				$32.0
January	—	—	—	—
February	—	—	—	—
March	68,000	$117.41	68,000	(8.0)
Total (at 3/31/07)	68,000	$117.41	68,000	$24.0

(1)
The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date. Since inception, the Board of Directors has authorized up to an aggregate amount of $145 million in value of common stock repurchases.

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

Date: May 4, 2007

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