Form 10-Q
period 2007-06-30
STRAYER EDUCATION INC
filed 2007-07-27
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended June 30, 2007
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

As of July 20, 2007, there were outstanding 14,496,922 shares of Common Stock, par value $.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2006	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$52,663	$92,812
Marketable securities available for sale, at fair value	75,763	75,666
Tuition receivable, net allowances for doubtful accounts of $3,029 and $2,824 at December 31, 2006 and June 30, 2007, respectively	80,753	83,847
Other current assets	4,653	5,791
Total current assets	213,832	258,116
Property and equipment, net	52,748	53,626
Deferred income taxes	3,400	6,671
Restricted cash	500	500
Other assets	364	378
Total assets	$270,844	$319,291
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,923	$10,875
Accrued expenses	1,830	2,062
Income taxes payable	4,979	8,583
Unearned tuition	73,896	76,935
Other current liabilities	—	281
Total current liabilities	91,628	98,736
Long-term liabilities	7,689	10,911
Total liabilities	99,317	109,647
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,293,584 and 14,496,922 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	141	145
Additional paid-in capital	87,487	98,574
Retained earnings	84,043	111,127
Accumulated other comprehensive income (loss)	(144)	(202)
Total stockholders’ equity	171,527	209,644
Total liabilities and stockholders’ equity	$270,844	$319,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Revenues	$65,558	$78,875	$132,648	$159,068
Costs and expenses:
Instruction and educational support	22,719	26,732	44,757	52,955
Selling and promotion	11,175	13,184	21,847	26,059
General and administration	10,191	12,607	19,585	24,755
Total costs and expenses	44,085	52,523	86,189	103,769
Income from operations	21,473	26,352	46,459	55,299
Investment and other income	1,162	1,640	2,117	3,020
Income before income taxes	22,635	27,992	48,576	58,319
Provision for income taxes	8,617	10,632	18,602	22,153
Net income	$14,018	$17,360	$29,974	$36,166
Net income per share:
Basic	$0.99	$1.22	$2.11	$2.54
Diluted	$0.97	$1.20	$2.06	$2.50
Weighted average shares outstanding:
Basic	14,200	14,288	14,229	14,234
Diluted	14,497	14,509	14,528	14,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Net income	$14,018	$17,360	$29,974	$36,166
Other comprehensive income:
Unrealized gain (loss) on investment, net of taxes	(29)	(89)	(104)	(58)
Comprehensive income	$13,989	$17,271	$29,870	$36,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2005	14,292,249	$143	$104,923	$47,020	$(246)	$151,840
Exercise of stock options	75,000	1	3,248	—	—	3,249
Tax benefit from exercise of stock options	—	—	1,787	—	—	1,787
Repurchase of common stock	(224,252)	(2)	(21,625)	—	—	(21,627)
Restricted stock grants	180,875	—	—	—	—	—
Stock-based compensation	—	—	3,028	—	—	3,028
Common stock dividends	—	—	—	(7,203)	—	(7,203)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(104)	(104)
Net income	—	—	—	29,974	—	29,974
Balance at June 30, 2006	14,323,872	$142	$91,361	$69,791	$(350)	$160,944

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2006	14,293,584	$141	$87,487	$84,043	$(144)	$171,527
Exercise of stock options	313,300	3	12,285	—	—	12,288
Tax benefit from exercise of stock options	—	—	9,963	—	—	9,963
Repurchase of common stock	(132,764)	(1)	(15,997)	—	—	(15,998)
Restricted stock grants	22,802	2	(2)	—	—	—
Stock-based compensation	—	—	4,838	—	—	4,838
Common stock dividends	—	—	—	(9,082)	—	(9,082)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(58)	(58)
Net income	—	—	—	36,166	—	36,166
Balance at June 30, 2007	14,496,922	$145	$98,574	$111,127	$(202)	$209,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2006	2007
Cash flows from operating activities:
Net income	$29,974	$36,166
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred rent	84	(61)
Amortization of gain on sale of assets	—	(7)
Depreciation and amortization	3,369	4,096
Provision for student loan losses	(70)	—
Deferred income taxes	(1,605)	(3,318)
Stock-based compensation	3,028	4,838
Changes in assets and liabilities:
Tuition receivable, net	(5,086)	(3,094)
Other current assets	(4,217)	(289)
Other assets	(3)	(14)
Accounts payable	5,197	(611)
Accrued expenses	301	232
Income taxes payable	(1,816)	13,567
Excess tax benefits from stock-based payment arrangements	(1,787)	(9,963)
Unearned tuition	3,358	3,039
Student loans originated	(3)	—
Collections on student loans receivable and held for sale.	23	—
Net cash provided by operating activities	30,747	44,581
Cash flows from investing activities:
Purchases of property and equipment	(6,074)	(7,357)
Purchases of marketable securities	(30,000)	—
Proceeds from sale of property and equipment	—	5,754
Net cash used in investing activities	(36,074)	(1,603)
Cash flows from financing activities:
Common dividends paid	(7,203)	(9,082)
Proceeds from exercise of stock options	3,249	12,288
Excess tax benefits from stock-based payment arrangements	1,787	9,963
Repurchase of common stock	(19,555)	(15,998)
Net cash used in financing activities	(21,722)	(2,829)
Net increase (decrease) in cash and equivalents	(27,049)	40,149
Cash and cash equivalents – beginning of period	74,212	52,663
Cash and cash equivalents – end of period	$47,163	$92,812
Non-cash transactions:
Purchases of property and equipment included in accounts payable	$1,107	$1,019
Repurchase of common stock included in accounts payable	$2,072	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of June 30, 2006 and 2007 is unaudited.

1.    Basis of Presentation

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc., Strayer University, Inc. (the ‘‘University’’) and Education Loan Processing, Inc. (‘‘ELP’’), collectively referred to herein as the ‘‘Company’’.

The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 2006, December 31, 2006 and June 30, 2007 and for the three and six months ended June 30, 2006 and 2007 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the six months ended June 30, 2007 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, textbook-related income and other income which are recognized when incurred.

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

2.    Nature of Operations

Strayer Education, Inc., a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 47 campuses in Pennsylvania, Delaware, Maryland, Washington, D.C., Virginia, North Carolina, South Carolina, Kentucky, Tennessee, Alabama, Georgia, and Florida and worldwide via online courses. ELP originates and administers student loans for the University’s students. These loans are held for sale.

3.    Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At June 30, 2007, the Company had no issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to compute net income per share (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Weighted average shares outstanding used to compute basic net income per share	14,200	14,288	14,229	14,234
Incremental shares issuable upon the assumed exercise of stock options	291	134	296	176
Unvested restricted stock	6	87	3	76
Shares used to compute diluted net income per share	14,497	14,509	14,528	14,486

4.    Credit Facilities

The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of no more than 0.75% above the London Interbank Offered Rate. There was no outstanding balance and there were no fees payable on either facility as of June 30, 2007. An unsecured letter of credit in the amount of $1.2 million, which expires in July 2008, was issued by the University in favor of regulators in connection with their periodic approval activities.

5.    Stockholders’ Equity

Common Stock

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2006 and June 30, 2007, the Company had 14,293,584 and 14,496,922 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2006, the Company increased the annual common stock cash dividend from $1.00 to $1.25 per share or $0.3125 per share quarterly.

Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment, (‘‘FAS 123(R)’’) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan (‘‘employee stock purchases’’), based on estimated fair values. FAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (‘‘SAB 107’’) relating to FAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of FAS 123(R).

The Company adopted FAS 123(R) using the modified prospective transition method provided under the rule, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2007 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method provided under the rule, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

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

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Stock-based compensation expense recognized in the Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2007 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (‘‘ESPP’’). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares.

In February 2006, the Company’s Board of Directors approved cash payments to the holders of vested stock options in an amount equivalent to the Company’s common stock dividends. These cash payments are remitted on the same dates as the Company’s dividends and amounted to approximately $0.2 million and $0.1 million for the three months ended June 30, 2006 and 2007, respectively, and approximately $0.3 million and $ 0.2 million for the six months ended June 30, 2006 and 2007, respectively.

In February 2007, the Company’s Board of Directors approved a grant of 20,016 shares of restricted stock to certain employees. These shares vest 100% on February 13, 2010. The Company’s stock price closed at $113.72 on the date of the restricted stock grant.

In May 2007, the Company awarded 3,726 shares of restricted stock to various non-employee members of the Company’s Board of Directors as part of its annual director compensation program. The Company’s stock price closed at $128.67 on the date of this restricted stock grant.

The table below sets forth the stock option activity for the six months ended June 30, 2007 and other stock option information at June 30, 2007:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (yrs.)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2006	762,334	$56.42
Grants	—	—
Exercises	(313,300)	39.22
Forfeitures	—	—
Balance, June 30, 2007	449,034	$68.42	2.9	$28,421
Vested, June 30, 2007	288,617	$46.38	1.3	$24,627
Exercisable, June 30, 2007	288,617	$46.38	1.3	$24,627

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The following table summarizes information regarding stock option exercises for the six months ended June 30, 2006 and 2007 (in thousands):

	For the six months ended June 30,
	2006	2007
Proceeds from stock options exercised	$3,249	$12,288
Tax benefits related to stock options exercised	1,787	9,963
Intrinsic value of stock options exercised(1)	4,670	25,706

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

The following table summarizes information about the stock options to purchase the Company’s common stock at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at 6/30/07	Weighted- average remaining contractual life (yrs.)	Weighted- average exercise price	Number exercisable at 6/30/07	Weighted- average exercise price
$33.69-$67.84	288,617	1.3	$46.38	288,617	$46.38
$107.28-$107.28	150,417	5.6	$107.28	—
$119.72-$119.72	10,000	4.9	$119.72	—
	449,034	2.9	$68.42	288,617	$46.38

The table below sets forth the restricted stock activity for the six months ended June 30, 2007:

	Number of shares	Weighted- average grant price
Balance, December 31, 2006	205,567	$102.37
Grants	23,742	116.07
Vested shares	(1,543)	103.60
Forfeitures	(940)	101.78
Balance, June 30, 2007	226,826	$103.80

At June 30, 2007, total stock-based compensation cost which has not yet been recognized was $15.7 million, representing $13.1 million for unvested restricted stock and $2.6 million for unvested stock options. This cost is expected to be recognized over the next 37 months on a weighted-average basis.

Valuation and Expense Information Under FAS 123(R)

The following table summarizes the stock-based compensation expense recorded for the three and six months ended June 30, 2006 and 2007 by expense line item (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2006	2007	2006	2007
Instruction and educational support	$125	$178	$339	$343
Selling and promotion	141	160	273	306
General and administration	1,761	2,193	2,735	4,391
Stock-based compensation expense included in operating expense	2,027	2,531	3,347	5,040
Tax benefit	780	961	1,289	1,914
Stock-based compensation expense, net of tax	$1,247	$1,570	$2,058	$3,126

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2007 is based on awards ultimately expected to vest and, therefore, has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

6.    Investments in Marketable Securities

Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the fund’s underlying securities. As of June 30, 2007, the Company had a total of $75.7 million invested in the short-term tax-exempt bond fund. The investments are considered ‘‘available-for-sale’’ as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

7.    Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses and renovating existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with Financial Accounting Standards Board (‘‘FASB’’) Technical Bulletin No. 88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2006 and June 30, 2007, the Company had deferred lease incentives of $3.9 million and $4.2 million, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Schedule Rent Increases, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2006 and June 30, 2007, the Company had deferred lease obligations of $3.8 million and $4.2 million, respectively.

Deferred Gain

In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which was $2.5 million at June 30, 2007, is recorded as long-term liability.

8.    Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’), an interpretation of FASB Statement No. 109 (‘‘SFAS 109’’) on January 1, 2007. As a result of the implementation of FIN 48, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at June 30, 2007 are immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

9.    Sale of Campus Building

In the second quarter 2007, the Company sold its Loudoun, Virginia campus building for $5.8 million. The Company will lease back most of the campus building over a 10-year period. The transaction resulted in a gain of $2.8 million before tax, which is to be recognized over the 10-year lease term.

10.    Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (‘‘SFAS 157’’), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided that the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158. ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans’’ (FAS 158), an amendment to FASB Statements No. 87, 88, 106 and 132(R). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other nonowner changes in equity. The standard also requires disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses, prior services costs and transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company does not expect the adoption of FAS 158 will have a material effect on the Company’s financial position or results of operations since it has no defined benefit pension or other postretirement plan.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the statement but does not expect the adoption of SFAS No. 159 will have a material effect on the Company’s financial position or results of operations.

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

Results of Operations

In the second quarter of 2007, the Company generated $78.9 million in revenue, an increase of 20% compared to the same period in 2006, as a result of average enrollment growth of 16% and a 5% tuition increase at the beginning of 2007. Income from operations was $26.4 million for the second quarter of 2007, an increase of 23% compared to the same period in 2006. Net income was $17.4 million, an increase of 24% in the second quarter of 2007 compared to the same period in 2006. Diluted earnings per share was $1.20 in the second quarter of 2007 compared to $0.97 in the same period in 2006.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Enrollment.    Enrollment at Strayer University for the 2007 spring term, which began April 2, 2007 and ended June 18, 2007, increased 16% to 31,656 students compared to 27,289 for the same term in 2006. Across the Strayer University campus and online system, new student enrollments increased 17% and continuing student enrollments increased 16%. Out of area online enrollments increased 21%. Students taking 100% of their classes at online (including campus based students) increased 19%. The total number of students taking at least one course online in the 2007 spring term increased 20% to 22,392.

Revenues.    Revenues increased 20% from $65.6 million in the second quarter of 2006 to $78.9 million in the second quarter of 2007 principally due to a 16% increase in the average enrollment and a 5% tuition increase in 2007.

Instruction and educational support expenses.    Instruction and educational support expenses increased $4.0 million, or 18%, from $22.7 million in the second quarter of 2006 to $26.7 million in the second quarter of 2007. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $1.6 million, $1.0 million, and $0.5 million, respectively. Instruction and educational support expenses as a percentage of revenues decreased to 33.9% in the second quarter of 2007 from 34.7% in the second quarter of 2006, largely attributable to faculty costs growing at a lower rate than tuition revenue.

Selling and promotion expenses.    Selling and promotion expenses increased $2.0 million, or 18%, from $11.2 million in the second quarter of 2006 to $13.2 million in the second quarter of 2007. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. Selling and promotion expenses as a percentage of revenues decreased slightly from 17.0% in the second quarter of 2006 to 16.7% in the second quarter of 2007.

General and administration expenses.    General and administration expenses increased $2.4 million, or 24%, from $10.2 million in the second quarter of 2006 to $12.6 million in the second quarter of 2007. This increase was principally due to increased employee compensation and related expenses, higher stock-based compensation, and higher bad debt expense, which increased $0.7 million, $0.4 million and $1.0 million, respectively. General and administration expenses as a percentage of revenues increased to 16.0% in the second quarter of 2007 from 15.5% in the second quarter of 2006 primarily due to the above factors.

Income from operations.    Income from operations increased $4.9 million, or 23%, from $21.5 million in the second quarter of 2006 to $26.4 million in the second quarter of 2007 due to the aforementioned factors.

Investment and other income.    Investment and other income increased $0.4 million, or 41%, from $1.2 million in the second quarter of 2006 to $1.6 million in the second quarter of 2007. The increase was mostly attributable to an increase in investment yields and a higher average cash balance.

Provision for income taxes.    Income tax expense increased $2.0 million, or 23%, from $8.6 million in the second quarter of 2006 to $10.6 million in the second quarter of 2007, primarily due to the increase in income before taxes attributable to the factors discussed above. The Company’s effective tax rate was 38.0% for the second quarter of 2007, the same as in the second quarter of 2006.

Net income.    Net income increased $3.4 million, or 24%, from $14.0 million in the second quarter of 2006 to $17.4 million in the second quarter of 2007 because of the factors discussed above.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Enrollment.    Average enrollment increased 16% to 31,903 students for the six months ended June 30, 2007 compared to 27,455 students for the same period in 2006.

Revenues.    Revenues increased 20% from $132.6 million in the six months ended June 30, 2006 to $159.1 million in the six months ended June 30, 2007, principally due to a 16% average increase in student enrollments and a 5% tuition increase effective for 2007.

Instruction and educational support expenses.    Instruction and educational support expenses increased $8.2 million, or 18%, from $44.8 million in the six months ended June 30, 2006 to $53.0 million in the six months ended June 30, 2007. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $3.2 million, $2.1 million, and $1.4 million, respectively. These expenses as a percentage of revenues decreased from 33.7% in the six months ended June 30, 2006 to 33.3 % in the six months ended June 30, 2007.

Selling and promotion expenses.    Selling and promotion expenses increased $4.3 million, or 19%, from $21.8 million in the six months ended June 30, 2006 to $26.1 million in the six months ended June 30, 2007. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. These expenses as a percentage of revenues decreased slightly from 16.5% in the six months ended June 30, 2006 to 16.4% in the six months ended June 30, 2007.

General and administration expenses.    General and administration expenses increased $5.2 million, or 26%, from $19.6 million in the six months ended June 30, 2006 to $24.8 million in the six months ended

June 30, 2007. This increase was principally due to increased employee compensation and related expenses, higher stock-based compensation, and higher bad debt expense, which increased $1.6 million, $1.7 million, and $1.4 million, respectively. General and administration expenses as a percentage of revenues increased from 14.8% in the six months ended June 30, 2006 to 15.6% in the six months ended June 30, 2007 primarily due to the above factors.

Income from operations.    Income from operations increased $8.8 million, or 19%, from $46.5 million in the six months ended June 30, 2006 to $55.3 million in the six months ended June 30, 2007 due to the aforementioned factors.

Investment and other income.    Investment and other income increased $0.9 million, or 43%, from $2.1 million in the six months ended June 30, 2006 to $3.0 million in the six months ended June 30, 2007. The increase was primarily attributable to an increase in investment yields and a higher average cash balance.

Provision for income taxes.    Income tax expense increased $3.6 million, or 19%, from $18.6 million in the six months ended June 30, 2006 to $22.2 million in the six months ended June 30, 2007, primarily due to the increase in income before taxes discussed above. The Company’s effective tax rate was 38.0% for the six months ended June 30, 2007 compared to 38.3% for the six months ended June 30, 2006. The decrease in the Company’s effective tax rate is primarily attributable to higher income from investments in tax-exempt securities.

Net income.    Net income increased $6.2 million, or 21%, from $30.0 million in the six months ended June 30, 2006 to $36.2 million in the six months ended June 30, 2007 because of the factors discussed above.

Liquidity and Capital Resources

At June 30, 2007, the Company had cash, cash equivalents and marketable securities of $168.5 million compared to $128.4 million at December 31, 2006 and $122.6 million at June 30, 2006. Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of June 30, 2007, the Company had a total of $75.7 million invested in the short-term tax-exempt bond fund. At June 30, 2007, the 413 issues in this fund had an average credit rating of AA, an average maturity of 1.2 years and an average duration of 1.2 years, as well as an average yield to maturity of 3.8%. The Company had no debt as of December 31, 2006 or June 30, 2007.

For the six months ended June 30, 2007, the Company generated $44.6 million net cash from operating activities compared to $30.7 million for the same period in 2006. Capital expenditures were $7.4 million for the six months ended June 30, 2007 compared to $6.1 million for the same period in 2006. The Company generated $5.8 million in net proceeds from the sale of its Loudoun, Virginia campus building in June 2007. For the six months ended June 30, 2007, the Company paid $9.1 million in cash dividends to its common stockholders and received $12.3 million upon the exercise of stock options. During the three months ended June 30, 2007, the Company spent $8.0 million for the repurchase of 64,764 shares of common stock at an average price of $123.75 per share as part of a previously announced common stock repurchase authorization. The Company’s remaining authorization for common stock repurchases was $16 million at June 30, 2007, having spent $16 million for repurchases in the six months ended June 30, 2007.

In the second quarter of 2007, bad debt expense as a percentage of revenue was 3.5% compared to 2.6% for the same period in 2006. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 12 days at the end of the second quarter of 2007, compared to 10 days in the same period in 2006.

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

The table below sets forth our contractual commitments associated with operating leases as of June 30, 2007. Although they have historically been paid by the Company, common stock dividend payments are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$112,103	$15,572	$33,624	$26,151	$36,756

New Campuses

As previously announced, Strayer University plans to open four new campuses for the fall academic term, pending final regulatory approvals. Two of these new campuses will be in New Jersey, one in Cherry Hill and the other in Willingboro, on the campus of Burlington Community College. The other two new campuses will be in Knoxville, Tennessee and Atlanta, Georgia (Strayer University’s fifth campus in that market). These four campuses, together with the two Kentucky campuses and two Florida campuses opened earlier this year, will complete the Company’s planned eight campus openings in 2007. The Company intends to announce in October the number of new campuses Strayer University’s is planning to open in 2008.

Early Reaffirmation of Accreditation

As previously announced, The Middle States Commission on Higher Education has reaffirmed on an accelerated basis the accreditation of Strayer University for a full ten-year period, through 2017. The Commission’s decision to accelerate the University’s reaffirmation was based on its extensive review of the University’s 2006 voluntary self study, and eliminates the necessity for the Commission’s accreditation review previously scheduled for 2011.

Business Outlook

Based on enrollment growth for the 2007 summer term, the Company estimates third quarter 2007 diluted EPS will be in the range of $0.60-$0.62. The Company estimates that it will incur stock-based compensation expense of approximately $0.11 per share after tax in the third quarter of 2007, which is included in the Company’s diluted EPS estimate.

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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2007, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

ITEM 4:    CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of June 30, 2007, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2007, the Company used $8.0 million to repurchase shares of common stock under its repurchase program(1). The Company’s remaining authorization for common stock repurchases was $16.0 million at June 30, 2007. A summary of the Company’s share repurchases during the quarter is set forth below:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
Beginning Balance (at 3/31/07)				$24.0
April	—	—	—	—
May	57,264	$123.63	57,264	(7.1)
June	7,500	124.67	7,500	(0.9)
Total (at 6/30/07)	64,764	$123.75	64,764	$16.0

(1)	The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matter to a Vote of Security Holders.

At the Annual Meeting of the Stockholders held on May 2, 2007, the following matters were submitted to a vote of our common stockholders:

Proposal

1.	Election of directors:

	For	Withheld
Robert S. Silberman	11,664,962	139,235
Dr. Charlotte F. Beason	11,665,864	138,333
William E. Brock	11,727,442	76,755
David A. Coulter	11,727,557	76,640
Gary Gensler	11,734,647	69,550
Robert R. Grusky	11,734,642	69,555
Robert L. Johnson	11,715,495	88,702
Todd A. Milano	11,661,344	142,853
G. Thomas Waite, III	11,664,929	139,268
J. David Wargo	11,728,092	76,105

2.	Ratification of Appointment of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007:

For	Against	Abstain
11,932,835	11,579	6,342

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAYER EDUCATION, INC.

By:     /s/ Mark C. Brown

Mark C. Brown
Senior Vice President and Chief Financial Officer

Date: July 27, 2007

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