Form 10-K
period 2007-12-31
STRAYER EDUCATION INC
filed 2008-02-14
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes No

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.9 billion.

The total number of shares of common stock outstanding as of January 31, 2008 was 14,426,634.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2007 fiscal year) are incorporated by reference into Part III of this Report.

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

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the headings ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Business,’’ could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Item 1A (‘‘Risk Factors’’) below and elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements.

Item 1.    Business

Overview

Our company is a for-profit post-secondary education services corporation. Our mission is to make high quality, post-secondary education achievable and convenient for working adults in today’s economy. We work to fulfill this mission by offering a variety of academic programs through our wholly-owned subsidiary Strayer University, Inc., both in traditional classroom courses and online via the Internet. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of higher education opportunities.

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, and public administration at 55 physical campuses in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington, D.C. As of December 31, 2007, we had more than 36,000 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (‘‘Middle States’’), one of the six regional collegiate accrediting agencies recognized by the U.S. Secretary of Education. As part of its program offering, the University also offers classes online via the Internet, providing its working adult students a flexible and convenient alternative. Strayer University, with its online offerings, attracts students from around the country and throughout the world.

Over the last several years, we have experienced significant organic growth, expanding geographically by opening new campuses. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C., to 55 campuses in 12 states and Washington, D.C. Our mission is to serve working adults’ demand for post-secondary education. We accomplish this by opening new campuses in the promising areas in those states in which we currently operate physical campuses, as well as by expanding into contiguous states that exhibit strong demand for adult education in business and information technology programs. We have opened 41 of our campuses since the beginning of 2001 and currently plan to open nine campuses in 2008, including four already opened. We have also developed a robust online education program. Since receiving regulatory approval to offer our degree programs online in 1997, our online programs have experienced rapid growth, with over 25,000 students enrolled in at least one class online during the 2007 fall term.

In May 2001, we hired a new senior management team, made significant investments in information technology infrastructure to support planned growth in our online programs, and embarked on a long term program to open new campuses in areas where there is a strong demand for adult education. As a result of these efforts, between 2000 and 2007 our revenues grew 22% on a compound annual basis, as our revenues increased from $78 million in 2000 to $318 million in 2007. During the same period, diluted earnings per share grew at a compound annual rate of 18% including the impact of stock-based compensation which we began recording in 2006, as we continued to invest heavily in our various initiatives to serve working adult students. For more information relating to our revenues, profits and total assets, please refer to ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Industry Background and Outlook

The market for post-secondary education is large, growing and highly fragmented. The U.S. Bureau of Labor Statistics has reported that approximately 61 million working adults in the United States do not have more than a high school education and approximately 32 million people have some college experience but no degree. We believe that the demand for post-secondary education will continue to increase during the next several years as a result of demographic, economic and social trends, including:

•	an increase in demand by employers for professional and skilled workers;

•	a projected 18% growth in the annual number of high school graduates from 2.8 million in 2000 to 3.3 million in 2010;

•	the significant and measurable income premium attributable to post-secondary education; and

•	budgetary constraints at traditional colleges and universities.

The adult education market is a significant and growing component of the post-secondary education market. We believe that the market for post-secondary adult education should continue to increase as working adults seek additional education to update and improve their skills. In addition, we believe that many working adults will seek regionally accredited degree programs that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional, family and personal obligations.

In addition to Strayer, there are currently several hundred not-for-profit universities, several public companies and numerous smaller private companies operating in the post-secondary education market in which we operate.

Company Strengths

We have a 116-year operating history and a track record of providing practical and convenient education programs for working adults. We believe the following strengths position us to capitalize on the growing demand for post-secondary education among working adults:

•	Consistent operating history. We have been in continuous operation since 1892 and have demonstrated an ability to operate consistently and grow profitably. Our enrollment and revenue have grown each year since our initial public offering in 1996.

•	Practical and diversified curricula. We offer core curricula in stable, high-demand areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our working adult students and their employers by regularly refining and updating our existing educational programs. Additionally, we replicate programs that are successful in a given campus at additional locations throughout our network of campuses. Strayer University currently offers 84 different degree, diploma and certificate programs, including emphases and concentrations, to its students.

•	Focus on working adults pursuing degree programs. We focus on serving working adults, who are pursuing college degrees in order to advance their career and employment opportunities. We believe this is an attractive market within the post-secondary education sector due to the growing number of adult students enrolling in post-secondary education programs and the highly motivated nature of adult students. We consider adult students to be our primary customers, with the various business and government organizations that provide tuition assistance to their employees as our secondary customers. In addition, we believe that the structure of our curriculum, featuring associate, bachelor’s and graduate-level degree programs, encourages students to continue their education and results in extended periods of student enrollment which positively impacts the visibility and predictability of our future revenues. Approximately 94% of our students were enrolled in degree programs for the 2007 fall term.

•	Flexible program offerings. We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year. Additionally, we developed online programs to enable students to pursue a degree partially or entirely via the Internet, thereby increasing the convenience, accessibility and flexibility of our educational programs. Approximately 70% of our students enrolled for the 2007 fall term were taking at least one course online. We believe that these flexible offerings distinguish us from many traditional universities that currently do not effectively address the special requirements of working adults.

•	Attractive and convenient campus locations. Our campuses are located in growing metropolitan areas in the Mid-Atlantic and Southern regions where there are large populations of working adults with demographic characteristics similar to those of our typical students. Strayer University’s campuses are attractive and modern, offering conducive learning environments in convenient locations.

•	Established brand name and alumni support. With a 116-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional recruitment opportunities for students.

•	Strong owner-oriented management team. In connection with our recapitalization in 2001, we developed a new growth strategy and hired a new senior management team to implement this strategy. As described below, under the leadership of Robert S. Silberman, our Chairman and Chief Executive Officer, we embarked on various initiatives to serve the working adult market by expanding our campuses and developing an online learning platform. In addition, all of our senior officers have made investments in Strayer through outright share purchases, in addition to any compensatory stock awards.

Company Strategy

Our goal is to be a leading, nationwide provider of high quality post-secondary education programs for working adults primarily in the areas of business administration, accounting and information technology. We have identified the following factors as key to executing our growth strategy:

•	Maintain stable enrollment in our mature markets. We have 30 mature campuses (those in operation for more than three years) out of a total number of 55 campuses (including two new campuses opened for the 2008 winter term in Charlotte and Raleigh, North Carolina, and two new campuses opened for the 2008 spring term in Atlanta, Georgia and Orlando, Florida). Our goal is to maintain stable campus enrollments in our mature markets, while increasing revenues by continuing market-based tuition increases.

•	Open new campuses. Our goal is to open new campuses every year by meeting unmet demand in states in which we currently operate physical campuses, and by expanding into contiguous states that exhibit strong demand for adult education in business and information technology programs. Since our initial public offering in 1996, we have grown from eight campuses to 55 campuses while expanding into 12 states and Washington, D.C. The Company has opened 41 new campuses since the beginning of 2001. These campuses are set forth in the table below:

New Campuses Opened
(since the beginning of 2001)

2001	Baltimore, Maryland (Owings Mills Campus)
Norfolk, Virginia (Chesapeake Campus)
Norfolk, Virginia (Newport News Campus)

2002	Charlotte, North Carolina (North Charlotte Campus)
Charlotte, North Carolina (South Charlotte Campus)
Raleigh-Durham, North Carolina (Research Triangle Park Campus)

2003	Memphis, Tennessee (Thousand Oaks Campus)
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
Lexington, Kentucky
Orlando, Florida (Maitland Campus)
Orlando, Florida (Orlando East Campus)
Atlanta, Georgia (Douglasville Campus)
Cherry Hill, New Jersey
Willingboro, New Jersey
Knoxville, Tennessee

2008	Charlotte, North Carolina (Huntersville Campus)
Raleigh, North Carolina (Garner Campus)
Atlanta, Georgia (Lithonia Campus)
Orlando, Florida (Sandlake Campus)

In 2008, we plan to open a total of nine new campuses. Two of the planned new campuses were opened in Charlotte and Raleigh, North Carolina for the 2008 winter term. Another two campuses have been opened in Atlanta, Georgia and Orlando, Florida for the 2008 spring term. The locations of the remaining five campuses planned for this year will be announced after all necessary regulatory approvals are obtained.

We continue to apply to operate in other states generally adjacent to our current operating region and expect to pursue approvals in those states and open campuses in favorable demographic locations in such states as part of our multi-year expansion plan, with our ultimate goal to become a nationwide university.

•	Expand Online. We actively market our online programs to students throughout the U.S. and to international students on a global basis. Strayer has demonstrated its success with both asynchronous (‘‘on demand’’) and synchronous (‘‘real time’’) course offerings that are favored by working adult students because of their quality and convenience. We believe that the added flexibility of being able to offer both traditional and online courses allows us to better serve our working adult students. Due to the convenience and flexibility of online courses, particularly in the asynchronous format, this medium has rapidly grown in acceptance and is expected to continue to grow. There were over 25,000 students taking at least one online course for the 2007 fall term. We intend to make additional investments in our online programs to support the continued growth in this area.

•	Develop corporate/institutional alliances. We believe we are well positioned to pursue significant opportunities in the large corporate/institutional market. Our convenient evening, weekend and online courses provide an attractive solution for the education and training needs of employers and their employees. We currently have employer agreements or billing arrangements of various types with many corporations and government organizations, including Bank of America, FedEx Inc., Northrop Grumman, SAIC, Sodexho USA, UPS, United States Postal Service, Verizon, Verizon Wireless and Wachovia. We are actively working with other corporations and institutions, such as community colleges, to increase the number of such arrangements and to further develop existing relationships. These relationships, once established, provide an ongoing source of new and continuing students.

•	Optimize the use of stockholders’ capital. We compare all uses of our capital (including but not limited to organic growth investments, acquisitions, share repurchases and dividends) in terms of return on our owners’ capital and enhancing shareholder value. In 2007, we repurchased shares of our common stock, increased our common stock dividend and declared a special dividend, which was paid in January 2008. We periodically evaluate opportunities to acquire other providers of post-secondary education. Currently, we have no commitments with regard to potential acquisitions.

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

Strayer University offers programs in the following areas:

Graduate Programs	Undergraduate Programs
• Master of Business Administration (M.B.A.) Degree	• Bachelor of Science (B.S.) Degree Accounting Information Systems (with multiple concentrations)* Economics International Business
• Master of Education (M.Ed.) Degree
• Master of Health Services Administration (M.H.S.A.) Degree
• Master of Public Administration (M.P.A.) Degree	• Bachelor of Business Administration (B.B.A.) Degree
• Master of Science (M.S.) Degree Information Systems (with multiple concentrations) Professional Accounting	• Associate in Arts (A.A.) Degree Accounting Acquisition and Contract Management Business Administration Information Systems (with multiple concentrations) Economics General Studies Marketing
• Executive Graduate Certificate Programs Business Administration Information Systems Professional Accounting	• Diploma Programs Accounting Acquisition and Contract Management Information Systems (with multiple concentrations)
• Undergraduate Certificate Programs Accounting Business Administration Information Systems

*	In 2006, Strayer University redesigned its Information Systems programs, aligning the curriculum under one standard program with multiple concentrations. In doing so, Strayer University expanded its offerings to new concentrations including Computer Security, Database Developer, Homeland Security and Information Systems, Security Administration and Web Development.

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

Online Programs

In August 1997, we began offering our programs online via the Internet. The University offers courses and degree programs online using both synchronous (‘‘real time’’) and asynchronous (‘‘on demand’’) approaches to online learning. The asynchronous format was first introduced by the University in the summer 2001 quarter and has grown rapidly due to increasing demand. Students may take all of their courses online or may take online courses as a supplement to traditional, site-based courses. A student taking classes online has the same admission and financial aid requirements, policies and procedures and receives the same student services as other Strayer University students. Tuition for online courses is the same as for campus courses. During the fall 2007 quarter, Strayer University had over 25,000 students participating in its online programs, approximately 21,400 of whom took classes solely online.

Faculty

The University appoints faculty who hold appropriate academic credentials, are dedicated, active professionals in their field and are enthusiastic and committed to teaching working adults. In accordance with our educational mission, the University faculty focuses its efforts on teaching. The normal course load for a full-time faculty member is four courses per quarter for each of three quarters, or 12 courses per academic year. In addition, the University requires full-time faculty members to provide eight hours per week of student academic counseling and other student support services.

We provide financial support for faculty members seeking to update their skills and knowledge. The University maintains a tuition plan that typically reimburses full-time faculty enrolled in advanced degree programs for 75% of the tuition for one new course per term when taken at institutions other than Strayer. Deans pursuing doctorate degrees may be eligible for up to 100% tuition reimbursement. Full-time faculty (and all other employees) receive a 90% discount for all Strayer courses. The University also conducts annual in-house faculty workshops in each discipline. We believe that our dedicated and capable faculty is one of the keys to our success.

Organization of Strayer University

The University’s annual financial budget and overall academic and business decisions are directed by its Board of Trustees. The Board of Trustees consists of Dr. Charlotte F. Beason, Chairwoman of the Board of Trustees, and 10 other members. The University By-Laws prescribe that a majority of voting members be unaffiliated with either University management or Strayer Education, Inc. to assure independent oversight of all academic programs and services. With the exception of the University President and the Company’s President, all of our trustees are independent, non-management members. The current Board of Trustees members are listed below:

Board of Trustees

Dr. Charlotte F. Beason	Dr. Beason is the Chairwoman of the Board of Trustees. She has served as a member of the Board of Trustees since 1996. She has extensive experience in education, distance learning, and the accreditation of education programs. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

Mr. Daniel R. Abbasi	Mr. Abbasi has served as a member of the Board of Trustees since 2005. He is Director of MissionPoint Capital Partners, a private equity firm specializing in clean energy. Previously, Mr. Abbasi was Associate Dean of the Yale School of Forestry and Environmental Studies, where he remains affiliated as an advisor. In addition, he has also held management positions with Kaplan, Inc., Etrana, Inc., Time Warner, Inc., the U.S. Environmental Protection Agency and the Stanford Center on International Conflict and Negotiation. Mr. Abbasi holds a bachelor’s degree in government and an MBA, both from Harvard University. Mr. Abbasi also holds a master’s degree in political science from Stanford University.

Mr. Dennis H. Blumer	Mr. Blumer was elected to the Board of Trustees in 2007. He is a partner in the Washington, D.C. office of the law firm Arent Fox LLP. He is also Vice President Emeritus at The George Washington University, where he served from 1995 until his retirement in 2007. He has more than 40 years of experience in higher education including previously serving as Executive Assistant to the President of the University of Maryland, College Park and in a similar capacity at the University of Wisconsin. Mr. Blumer holds a bachelor’s degree in history and a juris doctorate degree from Yale University.

Mr. Roland Carey	Mr. Carey has served as a member of the Board of Trustees since 1990. He served for 23 years as a U.S. Army Officer in the specialties of Air Defense Missile Evaluation and Military Education. He retired in 1986 as a Lieutenant Colonel. Mr. Carey served 12 years as a mathematics instructor and as an Intervention Program Coordinator with Fairfax County Public Schools. Additionally, he has served on two other organizational management and supervisory boards. Mr. Carey holds a bachelor’s degree in mathematics from Florida A&M University and a master’s degree in educational leadership from George Mason University.

Mr. Karl McDonnell	Mr. McDonnell was elected to the Board of Trustees in 2007. Mr. McDonnell joined Strayer Education, Inc. in July 2006 as President and Chief Operating Officer. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

Mr. Todd A. Milano	Mr. Milano has served as a member of the Board of Trustees since 1992 and has more than 30 years of experience in post-secondary education. Since 1989, he has served as President of Central Pennsylvania College near Harrisburg, Pennsylvania. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

Dr. William C. Reha, MD	Dr. Reha was elected to the Board of Trustees in 2007. He is a Board certified urologic surgeon affiliated with Potomac Hospital in Woodbridge, Virginia. He also currently serves as Vice-Speaker for the Medical Society of Virginia. Dr. Reha is active in Strayer University alumni affairs and is the 2005 Outstanding Alumni Award winner. He holds a bachelor’s degree in biochemistry from Binghamton University, an M.D. from New York Medical College and an MBA from Strayer University.

Dr. Peter D. Salins	Dr. Salins has served as a member of the Board of Trustees since 2002. Having served as Provost and Vice Chancellor for Academic Affairs of the State University of New York (SUNY) system from 1997 to 2006, he is currently University Professor of Political Science at SUNY’s Stony Brook University. Dr. Salins also serves on the Advisory Board of Syracuse University School of Architecture, is a Trustee of the Lavanburg Foundation, and is a Director of the Citizens Housing and Planning Council of New York. Dr. Salins holds a bachelor’s degree in architecture, and a doctorate in metropolitan studies and regional planning, both from Syracuse University.

Dr. Sondra F. Stallard	Dr. Stallard was elected to the Board of Trustees in 2007 shortly after joining Strayer University as University President. Prior to joining Strayer, Dr. Stallard had a long and distinguished career at the University of Virginia. (See Directors and Executive Officers in Item 10 below for additional biographical information.)

Dr. Donald R. Stoddard*	Dr. Stoddard has served as a member of the Board of Trustees since 1996. He served as President of Strayer University from 1997 to 2002. His background includes serving in the United States Army, university teaching with a specialty in American literature, higher education administration, a Fulbright Lectureship in Romania, and authoring many articles on literary topics. Dr. Stoddard holds a bachelor’s degree in business administration and a master’s degree in English, both from Northeastern University. He also holds a doctorate in English from the University of Pennsylvania.

Dr. J. Chris Toe*	Dr. Toe has served as a member of the Board of Trustees since 2003. He served as President of Strayer University from 2003 to April 2006. Dr. Toe now serves as the Minister of Agriculture for the Republic of Liberia.

*	Non-voting member.

Within the academic, strategic and financial parameters set by the Board of Trustees, the University is managed on a daily basis by the University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers, including the Provost. The majority of the University’s operations are centralized within the President’s office or the University’s senior administrative staff offices, such as faculty development, curriculum development, institutional research and assessments, and library administration, student records, student affairs, accounting and auditing, human resources, operations, marketing, public relations, facilities, information technology, and regulatory compliance, including oversight of the University’s participation in federal financial aid programs.

Within this centralized structure is a division of responsibilities into two broad categories: academics and administrative operations. For the academic functions, the President is supported by the Provost and the deans of schools, and oversees a group of senior administrative deans including the Dean of Student Affairs, the Director of Libraries, and the Dean of Institutional Research and Assessment. The President is also responsible for the general curriculum, University policies, as well as many regulatory compliance matters and student affairs. The Provost is responsible for implementing academic policies and programs of the University, including the supervision of the Academic Deans, Director of Programs and the Dean of Academic Development and Training.

On administrative operations, the President works closely with the Regional Directors, who are responsible for ensuring that campus and online operations meet the annual University budget and financial goals established by the Board of Trustees. Regional Directors are responsible for administrative operations at campuses within their regions of responsibility and address issues associated with the physical plant at each facility (e.g. HVAC, campus security, etc.). Other senior administrative officers also support the President in areas such as legal compliance, accounting and auditing, computer technology, insurance and human resources.

University Senior Management

Dr. Sondra F. Stallard – University President

Dr. Joel O. Nwagbaraocha – Provost and Chief Academic Officer

Randi Reich Cosentino – Senior Vice President – Academic Administration

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

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2007 fall quarter, approximately 61% were age 31 or older and approximately 79% were engaged in part-time study (fewer than three courses each quarter). In the 2007 fall quarter, our students registered for an average of 8.2 course credits (about two classes per student).

Strayer University has a very diverse student population. At the beginning of the 2007 fall quarter, approximately 68% of students were minorities and approximately 66% of students were women. Approximately 3% of the University’s students were international, and approximately 3% were active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who missed or were previously unable to take advantage of educational opportunities.

The following is a breakdown of our students by program level as of the 2007 fall term:

Program	Number of students	Percentage of total students
Bachelor’s	19,909	55
Master’s	10,101	28
Associate	3,868	11
Total Degree	33,878	94
Diploma	271	*
Undergraduate Certificate	140	*
Graduate Certificate	198	*
Undeclared	1,595	4
Total Non-Degree	2,204	6
Total Students	36,082	100

*	Represents less than 1%.

Our business is seasonal and as a result, our quarterly results of operations tend to vary within a year due to student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term.

Student Admissions

Students attending Strayer University’s undergraduate programs must possess a high school diploma or a General Educational Development (GED) Certificate. Students attending Strayer University’s graduate programs must have a bachelor’s degree from an accredited institution and meet certain other requirements. If a student’s undergraduate major varies widely from the student’s proposed graduate course of study, certain undergraduate prerequisite courses may also be necessary for admission. To maximize undergraduate students’ chances for academic success and to ensure they receive the support they need, Strayer University evaluates incoming student’s proficiency in fundamental English and math prior to the first quarter’s registration.

International students applying for admission must meet the same admission requirements as other students. Those students whose native language is not English must provide evidence that they are able to use the English language with sufficient facility to perform college-level work in an English-speaking institution.

Tuition and Fees

Strayer charges tuition by the course. Each course is 4.5 credit hours. As of January 1, 2008, undergraduate full-time students are charged $1,355 per course. Undergraduate part-time students are charged $1,430 per course. Courses in graduate programs are charged at the rate of $1,835 per course. Accordingly, a full-time student seeking to obtain a bachelor’s degree in four years currently would pay approximately $14,000 per year in tuition. Strayer University implemented a tuition price increase of approximately 5% per course effective January 1, 2008, which is reflected in the above tuition rates. Under a variety of different programs, Strayer University offers scholarships and tuition discounts to active duty military students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements.

Alternative Loan Program

The Company is no longer in the business of long-term lending to its students. From 1995 to 2003, Strayer University managed a self-funded, long-term student loan program for eligible students as an alternative to government sponsored loans. Education Loan Processing, Inc., a wholly-owned subsidiary, administered this program for Strayer University. In the fourth quarter of 2003, the

Company sold its student loan portfolio for approximately $10 million. The Company believed that its students could be better served by professional lenders, and that the Company could avoid balance sheet risk associated with long-term lending by selling its portfolio to an established banking entity. During 2004 and 2005, the Company originated loans which it immediately divested to a long-term lender. Since 2006, all new private loans were obtained directly by students from third party lenders without being originated by the Company. In 2007, approximately 3% of the Company’s revenues were from students using private loans, of which the Company estimates 0.3% of its revenues were from private loans that lenders considered to be higher credit risk.

Career Development Services

Although most of Strayer University’s students are already employed, the University actively assists its students and alumni with job placement and other career-related matters through career development offices in each region where the University has campuses. Strayer’s career development personnel conduct workshops on employment-related topics (including resume preparation, interviewing techniques and job search strategies), maintain job listings, arrange campus interviews by employers and provide other placement assistance. Strayer University sponsors career fairs in the fall and spring quarters for students and alumni to discuss career opportunities with companies and governmental agencies.

We regularly conduct alumni surveys to monitor the career progression of our graduates and to support outcomes assessment efforts required by Middle States and state regulators.

Employees

As of December 31, 2007, Strayer University employed 1,699 faculty members, of whom 163 were full-time and 1,536 were part-time. Full-time faculty members teach on average 4-5 courses per quarter compared to adjunct faculty who normally teach one course per quarter. The University also employed 1,329 non-faculty staff in information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions. Of the University’s non-faculty staff, 1,138 were employed full-time and 191 were employed part-time.

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

Regulation

Regulatory Environment

The Higher Education Act of 1965, as amended (the ‘‘Higher Education Act’’), and the regulations promulgated thereunder require all higher education institutions that participate in the various financial aid programs under Title IV of the Higher Education Act (‘‘Title IV programs’’), including Strayer University, both to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education (‘‘Department of Education’’); (2) the institutional accrediting agencies recognized by the U.S. Secretary of Education (‘‘Secretary of Education’’) and (3) state education regulatory bodies. The regulations, standards and policies of these regulatory agencies are subject to frequent change.

Accreditation

Strayer University has been institutionally accredited since 1981 by Middle States, a regional accrediting agency recognized by the Secretary of Education. Accreditation is a system for recognizing educational institutions and their programs for integrity, educational quality, faculty, physical resources, administrative capability and financial stability that signifies that they are entitled to the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, conduct peer-review evaluations of institutions, offer professional programs for accreditation and publicly designate those institutions that meet their standards. Accredited schools are subject to periodic review by accrediting bodies to determine whether such schools maintain the performance, integrity and quality required for accreditation.

Middle States grants institutional accreditation to degree-granting public and private colleges and universities in its region (including Delaware, Washington, D.C., Maryland, New Jersey, New York, Pennsylvania, Puerto Rico and U.S. Virgin Islands) and distance education programs offered by those institutions. Accreditation by Middle States is an important attribute of Strayer University. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation is necessary to qualify for eligibility to participate in federal student financial assistance programs.

As with all its regulatory relationships, Strayer University strives to maintain close contact with, and to provide frequent status updates to, Middle States. This regular contact keeps Middle States informed of the University’s planned activities and aims to ensure that the University’s performance continues to meet Middle States’ expectations. To this end, Strayer University is committed to evaluating periodically its own performance, submitting reports to Middle States and making any necessary improvements to continue meeting Middle States’ accreditation standards as the University grows and expands geographically. If an institution’s performance were ever not to meet its accrediting agency’s (or other regulator’s) expectations or failed to meet applicable standards, then its operations could be conditioned, or severely constrained or even curtailed, depending on the severity of the non-compliance. Accordingly, Strayer University endeavors to proactively keep Middle States (and all of its other regulators) fully informed and satisfied with its performance and strives to maintain good regulatory relationships as a key University priority.

Strayer University is accredited by Middle States through 2017. In 2006, Strayer University completed a voluntary comprehensive self study report, which was submitted to Middle States to support Strayer University’s request for early reaffirmation of accreditation prior to Middle States’ next scheduled accreditation review in 2011. The Company’s objective is to provide a high quality post-secondary education to working adult students, and participation in academic peer review processes is an important way to help it meet that objective.

Middle States reviewed Strayer University’s report and on June 28, 2007, reaffirmed Strayer University’s accreditation for 10 years through 2017. In November 2007, Middle States also approved the University’s new campuses in Georgia and North Carolina. All of Strayer University’s new campus locations require Middle States approval before students are enrolled.

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

State Education Licensure

We are authorized to offer our programs, including those offered through Strayer University Online, by the applicable educational regulatory agencies in all states where our campuses and Strayer University Online facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees or diplomas to students in those states. We are subject to extensive regulation in each of the 13 jurisdictions (Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington, D.C.) in which we currently maintain or are authorized to maintain campuses and in which we are authorized to offer educational programs, and we will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses. We are required by the Higher Education Act to maintain appropriate state education licensure in each state where we maintain a campus that participates in Title IV programs.

The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries or to interpretation of the application of existing laws and regulations to such services. These new laws and interpretations may relate to issues such as the requirement that online education institutions be licensed as a school in one or more jurisdictions where they have no physical location. New laws, regulations, or interpretations related to doing business over the Internet could increase Strayer University’s cost of doing business, affect its ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.

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

Financing Student Education

Students finance their Strayer University education in a variety of ways. A significant number of students borrow money from banks through a partially government-guaranteed loan. In the 2007 fall term, approximately 60% of Strayer University’s students participated in one or more Title IV programs. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts.

Many financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. With these programs, financial aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of financial aid must maintain a satisfactory grade point average and progress in a timely manner toward completion of a program of study.

Title IV Programs

Strayer University maintains eligibility for its students to participate in the following Title IV programs:

•	Federal Pell Grants. Grants under the Federal Pell Grant (‘‘Pell’’) program are available to eligible students based on financial need and other factors.

•	Campus-Based Programs. The ‘‘campus-based’’ Title IV programs include the Federal Supplemental Educational Opportunity Grant program and the Federal Perkins Loan (‘‘Perkins’’) program.

•	Federal Family Education Loans. Pursuant to the Federal Family Education Loan Program (the ‘‘FFEL Program’’), which currently includes the Federal Stafford Loan (‘‘Stafford’’) program, the Federal Parent Loan for Undergraduate Students (‘‘PLUS’’) program (which beginning on July 1, 2006 provides for making loans to graduate and professional students as well as to parents of dependent undergraduate students), and the Federal Consolidation Loan Program, students and their parents can obtain from lending institutions subsidized and unsubsidized student loans, which are guaranteed by a guaranty agency and ultimately by the federal government. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan.

•	Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program (the ‘‘Direct Loan Program’’), the Department of Education makes loans directly to students rather than guaranteeing loans made by lending institutions. To date, Strayer University has not originated any loans under this program.

Return of Federal Funds

The 1998 amendments to the Higher Education Act that took effect on October 7, 2000, address an institution’s return-of-funds policy with regard to Title IV programs. The Higher Education Reconciliation Act of 2005, which amended the Higher Education Act and generally took effect on July 1, 2006, also addresses return-of-funds to Title IV programs. Under the Higher Education Act’s return-of-funds provision, an institution must return to lenders in a timely manner funds unearned by students who withdraw. The institution must first determine the amount of Title IV program funds that the student ‘‘earned.’’ If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order and excluding the Federal Work-Study Program and certain other federal financial assistance programs, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not made in a timely manner, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under Department of Education regulations, if late returns of Title IV program funds constitute 5% or more of students sampled in the institution’s annual compliance audit, an institution generally must submit an irrevocable letter of credit payable to the Secretary of Education. In June 2007, the University issued the Department of Education an irrevocable letter of credit in the amount of $1.2 million, which expires in June 2008, in connection with this regulation.

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

Congress reauthorizes the Higher Education Act approximately every five to six years. Congress most recently comprehensively reauthorized the Higher Education Act in 1998. On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 which includes the Higher Education Reconciliation Act of 2005. Among other measures, the Higher Education Reconciliation Act reauthorized the Higher Education Act with respect to the federal guaranteed student loan program. On October 31, 2007, President Bush signed the Third Higher Education Extension Act to extend to March 31, 2008 the other programs authorized by the Higher Education Act. Congress is expected to consider reauthorization of those programs in 2008. On September 27, 2007, President Bush signed legislation, generally effective October 1, 2007, that, among other measures, reduced interest rates on certain federal student loans and reduced government subsidies to lenders that participate in federal student loan programs. In addition, Congress reviews and determines appropriations for Title IV programs on an annual basis. An elimination of certain Title IV programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education. This, in turn, could lead to lower enrollments at Strayer University or require Strayer University to increase its reliance upon alternative sources of student financial aid. Given the significant percentage of Strayer University’s revenues that are derived indirectly from the Title IV programs, the loss of or a significant reduction in Title IV program funds available to Strayer University’s students could have a material adverse effect on Strayer.

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

Provisional Certification

In certain circumstances, including a change in ownership resulting in a change of control, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis that may extend no longer than through the end of the third complete award year (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Strayer University’s current program participation agreement is not provisional and does not expire until September 30, 2010, assuming compliance with its terms.

Third Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with four third-party servicers: Weber & Associates, Inc., Global Financial Aid Services, Inc., Post-secondary Education Assistance Corporation, and Financial Aid Management for Education, Inc. The servicers each perform activities related to Strayer University’s participation in Title IV programs, such as certifying FFEL Program loan applications, preparing reports from Strayer University to the Department of Education, issuing payments for the Pell and campus-based programs and issuing and collecting Perkins loans. Because Strayer University is jointly and severally liable to the Department of Education for the actions of third-party servicers, failure of such servicers to abide by applicable regulations could have a material adverse effect on Strayer University.

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

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity) and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. Strayer University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2006 and calculated a composite score of 3.0, the highest score available. Strayer therefore believes that Strayer University meets the Department of Education’s financial responsibility standards.

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

Under applicable regulations, if the Department of Education notifies an institution that its three most recent cohort default rates are each 25% or greater, the institution’s participation in the FFEL Program, Direct Loan Program and Federal Pell Grant Program ends 30 days after the notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution’s participation in the FFEL Program and Direct Loan Program ends 30 days after notification that its most recent cohort default rate is greater than 40%, unless the institution timely appeals that determination on specified grounds and according to specified procedures. An institution whose participation ends under these provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years. The regulations also address cohort default rates for institutions that have undergone a change in status, such as acquisition or merger of institutions and acquisition of another institution’s branches or locations.

Under certain circumstances, the Department of Education may decide to place an institution on provisional certification if the institution’s cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements. Strayer University’s cohort default rates on FFEL Program loans for the 2003, 2004, and 2005 federal fiscal years, the three most recent years for which this information is available, were 2.7%, 4.5%, and 3.9%, respectively. The average cohort default rates for proprietary institutions nationally were 7.3%, 8.6%, and 8.2% in federal fiscal years 2003, 2004, and 2005, respectively.

The ‘‘90/10 Rule’’

Under what is commonly referred to as the ‘‘90/10 Rule,’’ the Higher Education Act provides that proprietary institutions of higher education, such as Strayer University, are eligible to participate in Title IV programs only if they derive no more than 90% of their revenues from Title IV programs during their latest complete fiscal year, as determined in accordance with a formula described in the Department of Education’s regulations. A proprietary institution that violates the ‘‘90/10 Rule’’ loses its eligibility to participate in Title IV programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and it is unable to apply to regain its eligibility until the next fiscal year. Using the Department of Education’s formula, Strayer University derived approximately 72% of its cash-basis revenues from eligible programs in 2006 compared to 71% in 2005 and 72% in 2004.

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

Potential Effect of Regulatory Violations

If Strayer University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring Strayer University from the advance payment method to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV funds, requiring the University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against the University, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate the participation of the University in Title IV programs. In addition, Strayer University’s guaranty agencies could initiate proceedings to limit, suspend or terminate Strayer University’s eligibility to provide guaranteed student loans in the event of certain regulatory violations. Although there are no such sanctions currently in force, and Strayer University does not believe any such sanctions or proceedings are presently contemplated, if such sanctions or proceedings were imposed against Strayer University and resulted in a substantial curtailment, or termination, of the University’s participation in Title IV programs, Strayer University would be materially and adversely affected.

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

Restrictions on Adding Locations and Educational Programs

State requirements and accrediting agency standards limit the ability of Strayer University to establish additional locations and programs. Most states require approval before institutions can add new programs, campuses or teaching locations. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, which may require additional approval. At its discretion, Middle States may also conduct site visits to additional locations to ensure that accredited institutions that experience rapid growth in the number of additional locations maintain educational quality. All new Strayer University campus locations require Middle States approval before students are enrolled (see ‘‘Accreditation,’’ above).

The Higher Education Act requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional locations that are exempt from the two-year rule. Such additional locations generally may qualify immediately for participation in the Title IV programs, unless the location was acquired from another institution that has ceased offering educational programs at that location and has Title IV liabilities that it is not repaying in accordance with an agreement to do so, and the acquiring institution does not agree, among other matters, to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution’s accrediting agency. Strayer University’s expansion plans assume its continued ability to establish new campuses as additional locations of Strayer University under such applicable regulations and thereby to avoid incurring the two-year delay in participation in Title IV programs. The loss of state authorization or accreditation of Strayer University or an existing campus, or the failure of Strayer University or a new campus to obtain state authorization or accreditation, would render Strayer University ineligible to participate in Title IV programs at least in that state or at that location.

Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. For an institution like Strayer University for which notice only is required, once the institution reports the location to the Department of Education, the institution may disburse Title IV program funds to eligible students at that location if the location is licensed and accredited. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions.

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

Change in Ownership Resulting in a Change of Control

Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. In addition, Strayer University’s accrediting agency, Middle States, requires institutions that it accredits to inform it in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to and approval of Middle States include changes in the legal status, ownership or form of control of the institution, such as the sale of a proprietary institution. Middle States must approve a substantive change in advance in order to include the change in the institution’s accreditation status. Middle States will undertake a site visit to an institution that has undergone a change in ownership or control no later than six months after the change.

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

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University are approved for the enrollment of persons eligible to receive Veterans Administration educational benefits by the state approving agency in Florida, Georgia, Maryland, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington, D.C. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

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

Additional Information

We maintain a website at www.strayereducation.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K and our web address is included as an inactive textual reference only. We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The Form 10-K and other reports filed with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the website address is www.sec.gov.

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K or in the documents incorporated by reference herein before deciding to purchase our common stock. The occurrence of any of the following risks could materially harm our business, and you could suffer a partial or complete loss of your investment. See ‘‘Cautionary Notice Regarding Forward-Looking Statements.’’

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

If we are found to be in noncompliance with any of these regulations, standards or policies, we could lose our access to Title IV program funds, which would have a material adverse effect on our business. In the 2007 fall term, approximately 60% of our students participated in one or more Title IV programs. Findings of noncompliance also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs.

Strayer University is institutionally accredited by the Middle States Commission on Higher Education (‘‘Middle States’’), one of the six regional accrediting agencies recognized by the Secretary of Education as a reliable authority as to educational quality. Accreditation by an accrediting agency recognized by the Secretary of Education is required in order for an institution to become and remain eligible to participate in Title IV programs. The loss of accreditation would, among other things, render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business or have an adverse effect on the market price of our common stock.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

With respect to each campus, Strayer University is authorized to operate and to grant degrees, diplomas or certificates by the applicable education agency of the state where the campus is located.

Such state authorization is required in order for students at the campus to be eligible to participate in Title IV programs. The loss of authorization in a state would, among other things, render Strayer University ineligible to participate in Title IV programs at least at those state campus locations, limit Strayer University’s ability to operate in that state and could have a material adverse effect on our business.

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

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s default rates calculated by the Department of Education on Federal Family Education Loan Program loans for the 2003, 2004, and 2005 federal fiscal years, the three most recent years for which this information is available, were 2.7%, 4.5%, and 3.9%, respectively. The average cohort default rates for proprietary institutions nationally, as calculated by the Department of Education, were 7.3%, 8.6%, and 8.2% in federal fiscal years 2003, 2004, and 2005, respectively.

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

Congress reauthorizes the Higher Education Act, which is the law governing Title IV programs, approximately every five to six years. Congress is currently considering re-authorization of the Higher Education Act. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our school and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.

Investigations and legislative regulatory developments related to the student loan industry and relationships between loan providers and educational institutions and their financial aid officers may result in fewer lenders and loan products and increased regulatory burdens and costs.

The student lending practices of postsecondary educational institutions, financial aid officers and student loan providers are currently subject to several investigations being conducted by state attorneys general, Congress and governmental agencies, including the Department of Education. These investigations concern, among other things, possible deceptive practices in the marketing of private student loans and loans provided by lenders pursuant to Title IV programs. These investigations and legislative and regulatory developments may cause some lenders to decide not to participate in the FFEL Program or not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could have a material adverse effect on our business.

Our school could lose its eligibility to participate in federal student financial aid programs if the percentage of our revenues derived from those programs were too high.

A proprietary institution loses its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenues, on a cash basis, from these programs in any fiscal year. Using the Department of Education’s formula, we derived approximately 72% of our cash-basis revenues from these programs in 2006.

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

We have experienced a period of significant growth since the beginning of 2001. Over this period, we opened 41 new campuses and our revenue increased 22% between 2000 and 2007 on a compound annual basis. Our ability to sustain our current rate of growth depends on a number of factors, including our ability to obtain regulatory approvals, our ability to recruit and retain high quality academic and administrative personnel at new campuses and competitive factors. In addition, growth and expansion of our operations may place a significant strain on our resources and increased demands on our management information and reporting systems, financial management controls and personnel. Although we have made a substantial investment in augmenting our financial and management information systems and other resources to support future growth, we cannot assure you that we will be able to manage further expansion effectively. Failure to do so could adversely affect our business.

Our future success depends in part upon our ability to recruit and retain key personnel.

In connection with our May 2001 recapitalization, we hired a new management team, including Robert S. Silberman, our Chairman and Chief Executive Officer, to implement our growth strategy. Our success to date has been, and our continuing success will be, substantially dependent upon our ability to attract and retain highly qualified executive officers, faculty and administrators and other key personnel. If we cease to employ any of these integral personnel or fail to manage a smooth transition to new personnel, our business could suffer.

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

Our strategy of opening new campuses and adding new services is dependent on regulatory approvals and requires significant resources.

Establishing new locations and adding new services require us to make human capital and financial capital investments, incur marketing expenses and reallocate other resources. To open a new location, we are required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner which could significantly affect our growth plans. We cannot assure you that we will be able to successfully open new campus locations or add new services in the future. Our failure to effectively manage the operations of newly established locations could adversely affect our business.

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

Our business is subject to seasonal fluctuations, which cause our operating results to fluctuate from quarter to quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our common stock. We experience, and expect to continue to experience, seasonal fluctuations in our revenue. Historically, our quarterly revenues and income have been lowest in the third quarter (July through September) because fewer students are enrolled during the summer months. We also incur significant expenses in preparing for our peak enrollment in the fourth quarter (October through December), including investing in online and campus infrastructure necessary to support increased usage. These investments result in fluctuations in our operating results which could result in volatility or have an adverse effect on the market price of our common stock. In addition, because of the recent increase in the use of personal computers and access to the Internet, the online education market is a rapidly evolving market, and we may not be able to accurately forecast future enrollment growth and revenues.

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

Capacity constraints or system disruptions to Strayer University’s computer networks could damage the reputation of Strayer University and limit our ability to attract and retain students.

The performance and reliability of Strayer University’s computer networks, especially the online educational platform, is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, could result in the unavailability of Strayer University’s computer networks. We cannot assure you that Strayer University, including its online educational platform, will be able to expand its program infrastructure on a timely basis sufficient to meet demand for its programs. Strayer University’s computer systems and operations could be vulnerable to interruption or malfunction due to events beyond its control, including natural disasters and telecommunications failures. Any interruption to Strayer University’s computer systems or operations could have a material adverse effect on our ability to attract and retain students.

Strayer University’s computer networks may be vulnerable to security risks that could disrupt operations and require it to expend significant resources.

Strayer University’s computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, Strayer University may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

Strayer University, with its online programs, operates in a highly competitive market with rapid technological changes and it may not compete successfully.

Online education is a highly fragmented and competitive market that is subject to rapid technological change. Competitors vary in size and organization from traditional colleges and universities, many of which have some form of online education programs, to for-profit schools, corporate universities and software companies providing online education and training software. We expect the online education and training market to be subject to rapid changes in technologies. Strayer University’s success will depend on its ability to adapt to these changing technologies.

We may not be able to successfully complete or integrate any future acquisitions.

As part of our growth strategy, we expect to consider selective acquisitions. We cannot assure you that we will be able to successfully complete any acquisitions on favorable terms, or that if we do, we will be able to successfully integrate the personnel, operations and technologies of any such acquisitions. Our failure to successfully complete or integrate future acquisitions could disrupt our business and materially and adversely affect our profitability and liquidity by distracting our management and employees and increasing our expenses. In addition, because an acquisition is considered a change in ownership and control of the acquired institution under applicable regulatory standards, we must seek approval from the Department of Education, if the acquired institution participates in Title IV programs, and most applicable state agencies and accrediting agencies and possibly other regulatory bodies when we acquire an institution. If we were unable to obtain such approvals of an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

Item 1B.    Unresolved Staff Comments

There are no SEC staff comments on the Company’s periodic SEC reports which are unresolved.

Item 2.    Properties

We lease all of our campus and administrative facilities except for five campus facilities which we own. Our campuses are located in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington, D.C., and our corporate headquarters is located in Virginia. Our leases generally range from five to 10 years with one to two renewal options for extended terms. As of December 31, 2007, we leased 54 campus and administrative facilities consisting of approximately 800,000 square feet. The facilities that we own consist of approximately 110,000 square feet.

We evaluate current utilization of our facilities and projected enrollment growth to determine facility needs. We anticipate that approximately an additional 150,000 square feet will be leased in 2008.

Item 3.    Legal Proceedings

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were voted upon by stockholders during the fourth quarter of 2007.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ National Market under the symbol ‘‘STRA.’’ The following table sets forth, for the periods indicated, the high, low, and closing sale prices of the Company’s common stock, as reported on the NASDAQ National Market.

	High	Low	Close
2007
First Quarter	$126.19	$104.62	$125.00
Second Quarter	$133.64	$119.19	$131.71
Third Quarter	$175.90	$131.65	$168.63
Fourth Quarter	$195.91	$167.00	$170.58
2006
First Quarter	$104.49	$87.07	$102.26
Second Quarter	$112.00	$94.34	$97.12
Third Quarter	$111.49	$92.59	$108.21
Fourth Quarter	$118.88	$100.84	$106.05

Peer Group Performance Graph

The following performance graph compares the Company’s cumulative stockholder return on its common stock since December 31, 2002 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Apollo Group, Inc. (APOL), Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry, Inc. (DV), and ITT Educational Services, Inc. (ESI). At present, there is no comparative index for the education industry. This graph is not deemed to be ‘‘soliciting material’’ or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*
Among Strayer Education, Inc.

Name	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Strayer Education, Inc.	100	189	191	163	184	297
NASDAQ Stock Market (U.S.)	100	150	163	165	181	199
Peer Group	100	163	169	139	113	174

*	The comparison assumes $100 was invested on December 31, 2002 in the Company’s common stock, the NASDAQ Stock Market (U.S.) Index and the peer companies selected by the Company.

Note: Peer group consists of Apollo Group, Inc., Career Education Corporation, Corinthian Colleges, Inc., DeVry, Inc. and ITT Educational Services, Inc.

As of January 31, 2008, there were 14,426,634 shares of common stock outstanding, and approximately 63 holders of record. In addition, there are a number (approximately 14,600 as of October 2007) of institutional and other holders of common stock whose shares are held in nominee accounts by brokers.

In November 2003, the Company’s Board of Directors authorized the Company to repurchase shares of common stock in open market purchases from time to time at the discretion of the Company’s management, depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2007, approximately $82 million of the Company’s share repurchase authorization was remaining. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This share repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

A summary of the Company’s share repurchases since the inception of the plan is as follows:

	Total number of shares repurchased	Average dollar price paid per share	Cost of share repurchases (dollars in millions)
2003	32,350	99.57	3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
Total	1,398,749	108.02	151.1

A summary of the Company’s share repurchases during the three months ended December 31, 2007 is as follows:

	Total number of shares repurchased[1]	Average dollar price paid per share	Remaining authorization under the plan (dollars in millions)
October	—	—
November	102,904	175.86
December	—	—
Total	102,904	175.86	81.9

1.	All shares repurchased were part of a publicly announced plan.

We have established a policy of declaring quarterly cash dividends on our common stock. Consistent with this policy, we have paid common stock dividends on a quarterly basis for more than the past seven years. The Company announced in November 2007 that, commencing with its fourth quarter dividend paid on December 10, 2007, it was increasing its annual common stock dividend by 20% to $1.50 per share from $1.25 per share. This increase in annual dividend resulted in a quarterly dividend payment of $0.375 per share. At the same time, the Company also announced a special common stock cash dividend of $2.00 per share that was paid on January 16, 2008 to all shareholders of record on January 2, 2008. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of the Company’s earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will continue to be paid.

Set forth in the table below is information pertaining to securities authorized for issuance under our equity compensation plans. There are options but no warrants or other rights existing under these plans.

Equity Compensation Plan Information
as of December 31, 2007

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)	(c)
1.	Equity compensation plans previously approved by security holders
	A.1996 Stock Option Plan as amended at the May 2001, the May 2005, and the May 2006 annual shareholders’ meetings	390,084	$71.35	463,470
2.	Equity compensation plans not previously approved by security holders	—	—	—
	Total	390,084	$71.35	463,470

Item 6.    Selected Financial Data

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

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share, enrollment and campus data)
Income Statement Data:
Revenues	$147,025	$183,194	$220,507	$263,648	$318,012
Costs and expenses:
Instruction and educational support	53,116	63,860	76,977	91,120	108,852
Selling and promotion	22,768	29,435	41,090	52,269	60,760
General and administration	20,013	24,416	27,576	40,723	50,843
Gain on sale of asset.	1,772	—	—	—	—
Income from operations	52,900	65,483	74,864	79,536	97,557
Investment and other income	2,420	1,595	2,982	4,542	6,495
Income before income taxes	55,320	67,078	77,846	84,078	104,052
Provision for income taxes	21,646	25,838	29,781	31,771	39,115
Net income	33,674	41,240	48,065	52,307	64,937
Preferred stock dividends and accretion(a)	5,136	1,389	—	—	—
Net income available to common stockholders	$28,538	$39,851	$48,065	$52,307	$64,937
Net income per share:
Basic	$2.67	$2.91	$3.32	$3.69	$4.56
Diluted	$2.27	$2.74	$3.26	$3.61	$4.47
Weighted average shares outstanding:
Basic	10,694	13,674	14,472	14,187	14,248
Diluted(b)	14,857	15,057	14,741	14,492	14,517
Other Data:
Depreciation and amortization	$4,367	$5,375	$6,619	$7,059	$8,523
Stock-based compensation expense(c)	—	—	$48	$8,049	$10,207
Capital expenditures	$6,840	$11,063	$12,275	$13,183	$14,869
Cash dividends per common share (paid)	$0.26	$0.41	$0.63	$1.06	$1.31
Average enrollment(d)	16,849	20,340	23,903	27,554	32,087
Campuses(e)	25	30	35	43	51

	At December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$108,040	$122,757	$119,806	$128,426	$171,335
Working capital(f)	94,760	112,726	110,886	122,204	131,734
Total assets	182,556	210,114	225,845	270,844	343,778
Long-term liabilities	2,894	5,784	6,569	7,689	10,922
Total liabilities	53,892	61,192	74,005	99,317	155,271
Series A convertible redeemable preferred stock(a)	95,686	—	—	—	—
Total stockholders’ equity	32,978	148,922	151,840	171,527	188,507

(a)	In 2001, the Company issued Series A Convertible Redeemable Preferred Stock in conjunction with the Company’s recapitalization. As of July 2004, all outstanding and accrued shares of the Series A Convertible Redeemable Preferred Stock had been converted into shares of common stock.

(b)	Diluted weighted average shares outstanding include common shares issued and outstanding, the assumed conversion of Series A Preferred Stock issued in May 2001, accrued payment-in-kind dividends on and assumed conversion of the Series A Preferred Stock, the dilutive impact of restricted stock and outstanding stock options using the Treasury Stock Method.
(c)	In 2006, the Company adopted SFAS 123(R), Share-based Payment, and began recording expense for all forms of stock-based compensation. Prior to 2006, only stock-based compensation expense for restricted stock grants was being recorded.
(d)	Reflects average student enrollment for the four academic terms for each year indicated.
(e)	Reflects number of campuses offering classes during the fourth quarter of each year indicated.
(f)	Working capital is calculated by subtracting current liabilities from current assets.

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

Background and Overview

We are an education services holding company that owns Strayer University, Inc. The University is an institution of higher education which offers undergraduate and graduate degree programs at 55 campuses (including two new campuses opened for the 2008 winter term enrollment and two new campuses opened for the 2008 spring term enrollment) in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, D.C., and worldwide via the Internet. The Company is planning to open a total of nine new campuses in 2008, including four that have already been opened.

We also own Education Loan Processing, Inc. (‘‘ELP’’), which was organized to administer the Company’s student loan portfolio. In 2003, the Company sold its loan portfolio to a financial institution. Until mid-2005, ELP continued to originate loans for immediate sale and administered them. Since then, ELP has administered existing loans and has helped students obtain new loans directly from third party lenders without the Company’s origination. The Company plans to close ELP in 2008.

As set forth below, average enrollment, full-time tuition rates, revenues, income from operations, net income, and diluted net income per share have all increased in each of the last three years.

	Year Ended December 31,
	2005	2006(a)	2007(a)
Average enrollment	23,903	27,554	32,087
% Change from prior year	18%	15%	16%
Full-time tuition (per course)	$1,152	$1,215	$1,280
% Change from prior year	5%	5%	5%
Revenues (in thousands)	$220,507	$263,648	$318,012
% Change from prior year	20%	20%	21%
Income from operations (in thousands)	$74,864	$79,536	$97,557
% Change from prior year	14%	6%	23%
Net income (in thousands)	$48,065	$52,307	$64,937
% Change from prior year	17%	9%	24%
Diluted net income per share	$3.26	$3.61	$4.47
% Change from prior year	19%	11%	24%

(a)	In 2006, the Company adopted SFAS 123(R) related to stock-based compensation and began recording stock-based compensation expense for all forms of stock-based compensation.

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

At the time of registration, unearned tuition (a liability) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Because the University’s academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due for students who have left the University is charged against the allowance. Our bad debt expense as a percentage of revenues for the years ended December 31, 2005, 2006, and 2007 was 2.5%, 2.9%, and 3.3%, respectively.

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

Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements. Tuition revenue is deferred at the time of registration and is recognized as income, net of any refunds or withdrawals, in the respective quarter of instruction. Advance registrations for the next quarter are recorded as unearned tuition. We record estimates for our allowance for uncollectible accounts for tuition receivable from students. If the financial condition of our students were to deteriorate, resulting in impairment of their ability to make required payments for tuition payable to us, additional allowances may be required. We record estimates for our accrued expenses and income tax liabilities. We periodically review our assumed forfeiture rates for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our accrued expenses, stock-based compensation expense, and income tax liabilities may be required.

New Campuses

The Company’s goal is to serve the demand for post secondary adult education nationwide by opening new campuses every year. A new campus typically requires up to $1 million in upfront capital costs for leasehold improvements, furniture and fixtures, and computer equipment. In the first year of operation, assuming a midyear opening, the Company expects to incur operating losses of approximately $1 million including depreciation related to the upfront capital costs. A new campus is typically expected to begin generating operating income on a quarterly basis in four to six quarters of operation, which is generally upon reaching an enrollment level of about 300 students. The Company’s new campus notional model assumes an increase of average enrollment by 100-150 students per year until reaching a level of about 1,000 students. Given the potential internal rate of return achieved with each new campus (an estimated 70%), opening new campuses is an important part of the Company’s strategy. The Company believes it has sufficient capital resources from cash, cash equivalents, marketable securities and cash generated from operating activities to continue to open new campuses for at least the next 12 months.

The Company plans to open nine new campuses in 2008 including four already opened. The Company opened eight new campuses in 2006 and eight in 2007. The Company opened five new campuses in each of the preceding three years. See ‘‘New Campuses Opened’’ table in Item 1 for information regarding the locations of these new campuses.

Results of Operations

In 2007, the Company generated $318.0 million in revenue, a 21% increase compared to 2006, primarily as a result of average enrollment growth of 16% and a 5% tuition increase which commenced in January 2007. Income from operations was $97.6 million in 2007, an increase of 23% compared to 2006. Net income in 2007 was $64.9 million, an increase of 24% compared to 2006. Earnings per diluted share was $4.47 in 2007 compared to $3.61 in 2006, an increase of 24%.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2005	2006	2007
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	34.9	34.6	34.2
Selling and promotion	18.6	19.8	19.1
General and administration	12.5	15.4	16.0
Income from operations	34.0	30.2	30.7
Investment and other income	1.3	1.7	2.0
Income before income taxes	35.3	31.9	32.7
Provision for income taxes	13.5	12.1	12.3
Net income	21.8%	19.8%	20.4%
Tax rate	38.3%	37.8%	37.6%

Year Ended December 31, 2007 Compared To Year Ended December 31, 2006

Enrollment.    Average enrollment increased 16% from 27,554 students for the year ended December 31, 2006 to 32,087 students for the same period in 2007. This growth is principally due to new campus openings, stable growth in our mature markets and the rapid growth in markets outside of commuting distance to a Strayer University physical campus through the University’s online programs.

Revenues.    Revenues increased 21% from $263.6 million in 2006 to $318.0 million in 2007 principally due to a 16% increase in the average enrollment and a 5% tuition increase which commenced in January 2007.

Instruction and educational support expenses.    Instruction and educational support expenses increased $17.8 million, or 19%, from $91.1 million in 2006 to $108.9 million in 2007. This increase was principally due to direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, and campus facility costs which increased $6.0 million, $4.7 million, and $3.7 million, respectively. These costs as a percentage of revenues decreased to 34.2% in 2007 from 34.6% in 2006.

Selling and promotion expenses.    Selling and promotion expenses increased $8.5 million, or 16%, from $52.3 million in 2006 to $60.8 million in 2007. This increase was principally due to the increased cost of advertising in new markets and the addition of admissions personnel, particularly at new campuses and for online programs, which increased $5.3 million and $2.0 million, respectively. These expenses as a percentage of revenues decreased from 19.8% in 2006 to 19.1% in 2007 largely attributable to both marketing costs and staffing costs growing slower than tuition revenue, as the Company maintained the same number of new campuses openings (eight in both years).

General and administration expenses.    General and administration expenses increased $10.1 million, or 25%, from $40.7 million in 2006 to $50.8 million in 2007. The increase is largely attributable to increased employee compensation and related expenses at both corporate and campus locations, higher bad debt expense, and higher stock-based compensation expense, which increased by $3.5 million, $2.9 million, and $2.0 million, respectively. General and administration expenses as a percentage of revenues increased to 16.0% in 2007 from 15.4% in 2006 primarily due to the aforementioned factors.

Income from operations.    Income from operations increased $18.1 million, or 23%, from $79.5 million in 2006 to $97.6 million in 2007 due to the aforementioned factors.

Investment and other income.    Investment and other income increased $2.0 million, or 43%, from $4.5 million in 2006 to $6.5 million in 2007. This increase was principally due to higher yields from the Company’s investments in a short-term tax-exempt bond fund and tax-exempt money market funds, and a higher average cash balance.

Provision for income taxes.    Income tax expense increased $7.3 million, or 23%, from $31.8 million in 2006 to $39.1 million in 2007 primarily due to the increase in income before taxes attributable to the factors discussed above. This was partly offset by a lower effective tax rate of 37.6% in 2007, compared to 37.8% in 2006, resulting primarily from higher income from tax-exempt securities.

Net income.    Net income increased $12.6 million, or 24%, from $52.3 million in 2006 to $64.9 million in 2007 because of the factors discussed above.

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

Selling and promotion expenses.    Selling and promotion expenses increased $11.2 million, or 27%, from $41.1 million in 2005 to $52.3 million in 2006. This increase was principally due to the direct costs required to generate leads for enrollment growth, the addition of admissions personnel, particularly at new campuses and for online programs, the increase in the number of new campuses opened in 2006 compared to 2005 (eight, up from five in 2005) and stock-based compensation expense. These expenses as a percentage of revenues increased from 18.6% in 2005 to 19.8% in 2006 largely attributable to both marketing costs and staffing costs growing faster than tuition revenue, as the Company increased the number of new campuses opened.

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

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term. In 2007, enrollments by term were as follows:

2007 Enrollment by Term

Term	Enrollment
Winter	32,150
Spring	31,656
Summer	28,461
Fall	36,082
Average	32,087

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2005, 2006 and 2007:

Quarterly Revenues
(dollars in thousands)

	2005		2006		2007
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$56,153	26%	$67,090	25%	$80,193	25%
June 30	55,249	25	65,558	25	78,875	25
September 30	47,087	21	56,693	22	69,813	22
December 31	62,018	28	74,307	28	89,131	28
Total for Year	$220,507	100%	$263,648	100%	$318,012	100%

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and do not vary significantly on a quarterly basis.

Liquidity and Capital Resources

At December 31, 2007, the Company had cash, cash equivalents and marketable securities of $171.3 million compared to $128.4 million at December 31, 2006. Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of December 31, 2007, the Company had a total of $76.3 million invested in the short-term, tax-exempt bond fund. At December 31, 2007, the 452 issues in this fund had an average credit rating of AA+, an average maturity of 1.2 years, an average duration of 1.3 years, and an average yield to maturity of 3.3%. We had no debt as of December 31, 2007 or December 31, 2006.

For the year ended December 31, 2007, the Company generated $80.8 million net cash from operating activities compared to $61.8 million for the same period in 2006. Capital expenditures were $14.9 million for the year ended December 31, 2007 compared to $13.2 million for the same period in 2006. Capital expenditures for the year ending December 31, 2008 are expected to be in the range of

$18.0 – $20.0 million inclusive of the expected openings of nine new campuses. The Company generated $5.8 million in net proceeds from the sale of its Loudoun, Virginia campus building in June 2007. For the year ended December 31, 2007, the Company paid $19.0 million in cash dividends to our common stockholders and received $15.2 million upon the exercise of stock options. The Company also spent $38.1 million repurchasing common shares in the open market.

Commencing in the fourth quarter of 2007, the Company increased its annual common stock cash dividend from $1.25 to $1.50 per share, or from $0.3125 to $0.375 per share quarterly. The Company also declared in the fourth quarter of 2007 a special common stock cash dividend of $2.00 per share, which was paid on January 16, 2008 to all shareholders of record as of January 2, 2008.

In 2007, bad debt expense as a percentage of revenue was 3.3% compared to 2.9% for the same period in 2006. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 12 days at the end of the fourth quarter 2007 compared to 13 days in 2006.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of December 31, 2005, 2006 and 2007:

Cash and Marketable Securities
(in millions)

	At December 31,
	2005	2006	2007
Cash and cash equivalents	$74.2	$52.7	$95.0
Marketable securities (short-term bond fund)	45.6	75.7	76.3
Total	$119.8	$128.4	$171.3

	Year Ended December 31,
	2005	2006	2007
Investment and other income	$3.0	$4.5	$6.5

The table below sets forth our contractual commitments associated with operating leases as of December 31, 2007:

	Payments Due By Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$123,758	$17,492	$36,916	$30,437	$38,913

Impact of Inflation

Inflation has not had a significant impact on the Company’s historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

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

Earnings from investments in bank overnight deposits, money market mutual funds and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2007, a 10% increase or decline in interest rates will not have a material impact on the Company’s future earnings, fair values or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 8.    Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Strayer Education, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the ‘‘Company’’) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, Virginia
February 14, 2008

STRAYER EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
ASSETS	2006	2007

Current assets:
Cash and cash equivalents	$52,663	$95,036
Marketable securities available for sale, at fair value	75,763	76,299
Tuition receivable, net of allowances for doubtful accounts of $3,029 and $3,206 in 2006 and 2007, respectively	80,753	100,651
Other current assets	4,653	4,097
Total current assets	213,832	276,083
Property and equipment, net	52,748	57,946
Deferred income taxes	3,400	8,830
Restricted cash	500	500
Other assets	364	419
Total assets	$270,844	$343,778
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,923	$15,682
Accrued expenses	1,830	3,303
Income taxes payable	4,979	4,754
Dividends payable	—	28,853
Unearned tuition	73,896	91,476
Other current liabilities	—	281
Total current liabilities	91,628	144,349
Long-term liabilities	7,689	10,922
Total liabilities	99,317	155,271
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,293,584 and 14,426,634 shares issued and outstanding as of December 31, 2006 and 2007, respectively	141	144
Additional paid-in capital	87,487	87,080
Retained earnings	84,043	101,102
Accumulated other comprehensive (loss) income	(144)	181
Total stockholders’ equity	171,527	188,507
Total liabilities and stockholders’ equity	$270,844	$343,778

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2005	2006	2007
Revenues	$220,507	$263,648	$318,012
Costs and expenses:
Instruction and educational support	76,977	91,120	108,852
Selling and promotion	41,090	52,269	60,760
General and administration	27,576	40,723	50,843
Income from operations	74,864	79,536	97,557
Investment and other income	2,982	4,542	6,495
Income before income taxes	77,846	84,078	104,052
Provision for income taxes	29,781	31,771	39,115
Net income	$48,065	$52,307	$64,937
Net income per share:
Basic	$3.32	$3.69	$4.56
Diluted	$3.26	$3.61	$4.47
Weighted average shares outstanding:
Basic	14,472	14,187	14,248
Diluted	14,741	14,492	14,517

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2005	2006	2007
Net income	$48,065	$52,307	$64,937
Other comprehensive income:
Unrealized (losses) gains on investments, net of taxes	(95)	102	325
Comprehensive income	$47,970	$52,409	$65,262

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Par Value
Balance, December 31, 2004	14,669,487	$147	$140,943	$7,983	$(151)	$148,922
Exercise of stock options	28,333	—	1,336	—	—	1,336
Tax benefit from exercise of stock options	—	—	560	—	—	560
Repurchase of common stock	(410,071)	(4)	(37,964)	—	—	(37,968)
Restricted stock grant	4,500	—	—	—	—	—
Stock-based compensation	—	—	48	—	—	48
Common stock dividends	—	—	—	(9,028)	—	(9,028)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(95)	(95)
Net income	—	—	—	48,065	—	48,065
Balance, December 31, 2005	14,292,249	$143	$104,923	$47,020	$(246)	$151,840
Exercise of stock options	149,334	1	6,594	—	—	6,595
Tax benefit from exercise of stock options	—	—	3,595	—	—	3,595
Repurchase of common stock	(349,066)	(3)	(35,038)	—	—	(35,041)
Restricted stock grant	201,067	—	—	—	—	—
Stock-based compensation	—	—	7,413	—	—	7,413
Common stock dividends	—	—	—	(15,284)	—	(15,284)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	102	102
Net income	—	—	—	52,307	—	52,307
Balance, December 31, 2006	14,293,584	$141	$87,487	$84,043	$(144)	$171,527
Exercise of stock options	372,250	4	15,174	—	—	15,178
Tax benefit from exercise of stock options	—	—	12,678	—	—	12,678
Repurchase of common stock	(260,818)	(3)	(38,091)	—	—	(38,094)
Restricted stock grant	21,618	2	(2)	—	—	—
Stock-based compensation	—	—	9,834	—	—	9,834
Common stock dividends	—	—	—	(47,878)	—	(47,878)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	325	325
Net income	—	—	—	64,937	—	64,937
Balance, December 31, 2007	14,426,634	$144	$87,080	$101,102	$181	$188,507

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$48,065	$52,307	$64,937
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	37	—	51
Amortization of gain on sale	—	—	(148)
Amortization of deferred rent	230	190	(115)
Depreciation and amortization	6,619	7,059	8,523
Provision for student loan losses	(162)	(120)	—
Deferred income taxes	(63)	(4,034)	(5,700)
Stock-based compensation	48	7,413	9,834
Changes in assets and liabilities:
Tuition receivable, net	(14,266)	(24,818)	(19,898)
Other current assets	630	(1,710)	617
Other assets	4	(25)	(55)
Accounts payable	1,503	4,581	2,911
Accrued expenses	(835)	347	1,473
Income taxes payable	(2,804)	4,801	12,453
Excess tax benefits from stock-based payment arrangements	—	(3,595)	(12,678)
Unearned tuition	13,719	18,118	17,580
Deferred lease incentives	2,342	1,235	968
Student loans originated or acquired	(686)	(3)	—
Collections on student loans receivable	762	23	—
Net cash provided by operating activities	55,143	61,769	80,753
Cash flows from investing activities:
Purchases of property and equipment	(12,275)	(13,183)	(14,869)
Proceeds from the sale of property and equipment	—	—	5,754
Purchases of marketable securities	(20,000)	(30,000)	—
Net cash used in investing activities	(32,275)	(43,183)	(9,115)
Cash flows from financing activities:
Common dividends paid	(9,028)	(15,284)	(19,027)
Proceeds from exercise of stock options	1,336	6,595	15,178
Excess tax benefits from stock-based payment arrangements	—	3,595	12,678
Repurchase of common stock	(37,968)	(35,041)	(38,094)
Net cash used in financing activities	(45,660)	(40,135)	(29,265)
Net (decrease) increase in cash and cash equivalents	(22,792)	(21,549)	42,373
Cash and cash equivalents – beginning of year	97,004	74,212	52,663
Cash and cash equivalents – end of year	$74,212	$52,663	$95,036
Non-cash transactions:
Purchases of property and equipment included in accounts payable	$561	$501	$2,349

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations

Strayer Education, Inc. (the ‘‘Company’’), a Maryland corporation, conducts its operations through its subsidiaries, Strayer University, Inc. (the ‘‘University’’) and Education Loan Processing, Inc. (‘‘ELP’’). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 55 campuses (including two campuses opened for the 2008 winter term and two opened for the 2008 spring term) in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington, D.C., and worldwide via the Internet. With the Company’s focus on the customer, regardless of whether he or she chooses to take classes at a physical campus or online, we have only one reporting segment.

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

Marketable Securities

Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of December 31, 2007, the Company had a total of $76.3 million invested in the short-term tax-exempt bond fund. The investments are considered ‘‘available-for-sale’’ as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the year ended December 31, 2007 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include textbook-related income, application fees, commencement fees, placement test fees, withdrawal fees, loan administration fees and other income, which are all recognized when incurred.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair-value based model. Through 2007, no such impairment loss had occurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $6.6 million, $7.1 million and $8.5 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2007 in the Consolidated Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.

Income Taxes

The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’), an interpretation of FASB Statement No. 109 (‘‘SFAS 109’’), on January 1, 2007. As a result of the implementation of FIN 48, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at December 31, 2007 are immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2003-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Advertising Costs

The Company expenses advertising costs in the quarter in which incurred, except for costs associated with the production of television commercials which are expensed when the commercial is first used.

Long-Term Liabilities

The Company has no debt; most of its long-term liabilities are for lease incentives related to the opening of new campuses, the straight-lining of rent expense, and a deferred gain related to the sale and lease back of a campus facility. In conjunction with the opening of some new campuses and other

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. In accordance with the FASB Technical Bulletin No. 85-3, ‘‘Accounting for Operating Leases with Schedule Rent Increases’’, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. The Company also records the non-current portion of the gain related to the sale and lease back of a campus facility as a long-term liability. (See Note 7 below for more information.)

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment (‘‘SFAS 123(R)’’), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB 25’’) for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (‘‘SAB 107’’) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method provided under the rule, which requires the application of the accounting standard as of January 1, 2006. In adopting SFAS 123(R), the Company used the long-form method of calculating the accumulated windfall tax benefit. The Company’s consolidated financial statements as of and for the twelve months ended December 31, 2006 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method provided under the rule, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors.

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

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the twelve months ended December 31, 2006 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statements of Income for the years ended December 31, 2006 and 2007 is based on awards ultimately expected to vest, the amounts have

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

No stock options were granted in 2006 or 2007. For the year ended December 31, 2005, the Black-Scholes option pricing model was used to estimate fair value as of the date of grant using the following assumptions:

For the year ended December 31, 2005
Dividend yield(1)	0.48%
Expected volatility(2)	34%
Risk-free interest rate(3)	3.9%
Expected option term (in years)(4)	6.1
Weighted average fair value of options granted	$39.61

(1)	The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.
(2)	The Company analyzed historical volatility of the Company’s stock to estimate the expected volatility.
(3)	The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s employee stock options.
(4)	The expected option term was determined using the simplified method for estimating expected option life.

Net Income Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid in capital when the stock options become deductible for income tax purposes are assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At December 31, 2007, the Company had no issued and outstanding stock options that were excluded from the calculation. A reconciliation of shares used to calculate basic and diluted earnings per share is as follows (in thousands):

	2005	2006	2007
Weighted average shares outstanding used to compute basic earnings per share	14,472	14,187	14,248
Incremental shares issuable upon the assumed exercise of stock options	269	282	168
Unvested restricted stock	—	23	101
Shares used to compute diluted earnings per share	14,741	14,492	14,517

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158. ‘‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans’’ (‘‘SFAS 158’’), an amendment to FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other non-owner changes in equity. The standard also requires disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses, prior services costs and transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material effect on the Company’s financial position or results of operations since it has no defined benefit pension or other postretirement plan.

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

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.    Investments – Marketable Securities

The cost and fair value for investments in marketable securities as of December 31, 2006 and 2007 are as follows (in thousands):

	2006	2007
Cost	$76,000	$76,000
Gross unrealized (loss) gain	(237)	299
Fair value	$75,763	$76,299

The Company has invested some of its excess cash in a diversified, no load, short-term, investment grade, tax-exempt bond fund. At December 31, 2007, the 452 issues in this fund had an average credit rating of AA+, an average maturity of 1.2 years, an average duration of 1.3 years, and an average yield to maturity of 3.3%.

4.    Property and Equipment

The composition of property and equipment as of December 31, 2006 and 2007 is as follows (in thousands):

	2006	2007	Estimated useful life (years)
Land	$6,526	$5,726	—
Buildings and improvements	20,181	18,144	5-40
Furniture and equipment	37,377	48,647	5-7
Leasehold improvements	16,785	18,672	3-10
Vehicles	22	—	5
Construction in progress	807	2,786	—
	81,698	93,975
Accumulated depreciation and amortization	(28,950)	(36,029)
	$52,748	$57,946

In 2006 and 2007, the Company recorded leasehold improvements of $1,235,000 and $968,000 respectively, which were reimbursed by lessors as lease incentives. In 2006 and 2007, the Company wrote-off $465,000 and $530,000, respectively, in fixed assets that were fully depreciated and no longer in service.

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

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2006, the Company’s Board of Directors approved cash payments to the holders of vested stock options in an amount equivalent to the Company’s common stock dividends. These cash payments are remitted on the same dates as the Company’s dividends and amounted to $0.6 million in 2006 and $0.4 million in 2007.

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

Stock Options

All stock options granted after 2000 vest over three to four years with exercise prices ranging from $33.69 to $119.72. These options expire within six to eight years from date of grant and had a weighted-average contractual life of 2.6 years as of December 31, 2007.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth the stock option activity for the years ended December 31, 2005, 2006 and 2007 and other stock option information at December 31, 2007:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual life (yrs.)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2004	854,584	$49.22	3.7	$52,277
Grants	277,083	103.04
Exercises	(28,333)	47.18
Forfeitures	—	—
Balance, December 31, 2005	1,103,334	$62.79	3.6	$38,620
Grants	—	—
Exercises	(149,334)	44.17
Forfeitures/Exchanges	(191,666)	102.64
Balance, December 31, 2006	762,334	$56.42	2.6	$37,338
Grants	—	—
Exercises	(372,250)	40.77
Forfeitures	—	—
Balance, December 31, 2007	390,084	$71.35	2.6	$38,710
Vested, December 31, 2007	229,667	$45.71	1.0	$28,680
Exercisable, December 31, 2007	229,667	$45.71	1.0	$28,680

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31 of that year. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The number of shares exercisable as of December 31, 2005, 2006, and 2007 are as follows:

	Number of shares	Weighted-average exercise price
Exercisable, December 31, 2005	621,247	$40.86
Exercisable, December 31, 2006	561,917	$41.88
Exercisable, December 31, 2007	229,667	$45.71

The following table summarizes information regarding stock option exercises for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	For the year ended December 31,
	2005	2006	2007
Proceeds from stock options exercised	$1,336	$6,595	$15,178
Tax benefits related to stock options exercised	$560	$3,595	$12,678
Intrinsic value of stock options exercised(1)	$1,434	$9,225	$32,588

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about the stock options to purchase the Company’s common stock at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at 12/31/07	Weighted- average remaining contractual life (yrs.)	Weighted- average exercise price	Number exercisable at 12/31/07	Weighted- average exercise price
$33.69 – 67.84	229,667	0.8	$45.71	229,667	$45.71
$107.28 – 107.28	150,417	5.1	$107.28	—
$119.72 – 119.72	10,000	4.4	$119.72	—
$33.69 – 119.72	390,084	2.6	$71.35	229,667	$45.71

Restricted Stock

The table below sets forth the restricted stock activity for the years ended December 31, 2005, 2006 and 2007:

	Number of shares	Weighted-average grant price
Balance, December 31, 2004	—	—
Grants	4,500	$100.58
Vested shares	—	—
Forfeitures	—	—
Balance, December 31, 2005	4,500	$100.58
Grants	208,567	102.01
Vested shares	—	—
Forfeitures	(7,500)	91.27
Balance, December 31, 2006	205,567	$102.37
Grants	24,878	117.09
Vested shares	(1,543)	103.60
Forfeitures	(3,260)	103.39
Balance, December 31, 2007	225,642	$103.97

Valuation and Expense Information Under SFAS 123(R) and Pro forma Information Under SFAS 123 for Periods Prior to January 1, 2006.

At December 31, 2007, total stock-based compensation cost which has not yet been recognized was $11.2 million, representing $9.4 million for unvested restricted stock and $1.8 million for unvested stock options. This cost is expected to be recognized over the next 31 months on a weighted-average basis.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2005, had compensation expense been determined based on the fair value of the options at grant dates computed in accordance with FAS 123, the pro forma amounts would be as follows (in thousands except per share data):

For the year ended December 31, 2005
(Pro forma)
Net income	$48,065
Stock-based compensation expense, net of tax	3,383
Pro forma net income	$44,682
Net income per share:
As reported:
Basic	$3.32
Diluted	3.26
Pro forma
Basic	$3.09
Diluted	3.02

The following table summarizes the pro forma stock-based compensation expense related to employee stock options under FAS 123 for the years ended December 31, 2006 and 2007. The table also includes the actual stock-based compensation expense recorded for the year ended December 31, 2007 by expense line item (in thousands):

	For the year ended December 31,
	2005 (Pro forma)	Actual 2006	Actual 2007
Instruction and educational support	$821	$638	$680
Selling and promotion	547	545	634
General and administration	4,106	6,866	8,893
Stock-based compensation expense included in operating expense	5,474	8,049	10,207
Tax benefit	2,091	2,992	3,879
Stock-based compensation expense, net of tax	$3,383	$5,057	$6,328

7.    Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses during 2006 and 2007, the Company recorded reimbursements by the lessors for improvements made to the leased properties in the amount of $1.2 million and $1.0 million, respectively. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to 10 years. At both December 31, 2006 and 2007, the Company had deferred lease incentives of $3.9 million.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, ‘‘Accounting for Operating Leases with Schedule Rent Increases,’’ the Company records rent expense on a straight-line basis over the initial

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2006 and 2007, the Company had lease obligations of $3.8 million and $4.6 million, respectively.

Deferred Gain

In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which was $2.4 million at December 31, 2007, is recorded as a long-term liability.

8.    Sale of Campus Building

In June 2007, the Company sold its Loudoun, Virginia campus building for $5.8 million. The Company is leasing back most of the campus building over a 10-year period. The transaction resulted in a gain of $2.8 million before tax, which is to be recognized over the 10-year lease term.

9.    Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Participants may contribute up to $15,500 (effective January 1, 2007) of their base compensation annually. Employee contributions are voluntary. Discretionary contributions were made by the Company in 2005 and 2006, matching 100% of employee deferrals up to a maximum of 3% of the employee’s annual salary. Beginning in 2007, the Company matched an additional 50% of employee deferrals between 3% and 5% of annual salary. The Company’s contributions totaled $0.7 million, $0.7 million and $1.1 million for the years ended December 31, 2005, 2006, and 2007, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (‘‘ESPP’’). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2005, 2006, and 2007 were as follows:

	Shares purchased	Average price per share
2005	4,758	$89.17
2006	4,767	$91.33
2007	3,830	$136.33

10.    Stock Repurchase Plan

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of common stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2007, approximately $82 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2008. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s stock repurchase activity for the years ended December 31, 2005, 2006, and 2007, all of which was part of a publicly announced plan, is set forth in the table below:

	Number of shares repurchased	Average price paid per share	Amount available for future repurchases ($mil.)
2005	410,071	$92.59
2006	349,066	$100.39
2007	260,818	$146.05
	1,019,955	$108.93	$81.9

11.    Commitments and Contingencies

The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

As of December 31, 2007, the Company had 56 long-term operating leases for campuses and other administrative locations. Rent expense was $10,509,000, $12,828,000 and $15,327,000 for the years ended December 31, 2005, 2006 and 2007, respectively. The Company had one lease with affiliates of the Company’s former CEO and majority stockholder. This lease expired in 2006; however, the Company’s former CEO and majority stockholder sold his interest in this building in February 2005. Rent paid to entities affiliated with the Company’s former CEO and majority stockholder was $45,000 for the year ended December 31, 2005.

The rents on the Company’s leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2007, are as follows (in thousands):

Minimum rental commitments
2008	$17,492
2009	18,712
2010	18,204
2011	16,345
2012	14,092
Thereafter	38,913
Total	$123,758

In addition, the Company has available two $10 million credit facilities from two banks. Interest on any borrowings under either facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company does not pay any fees for these facilities. There have been no borrowings by the Company under these credit facilities. An unsecured letter of credit in the amount of $1.2 million, which expires in June 2008, was provided by Strayer University in favor of regulators in connection with their periodic approval activities.

12.    Dividends Payable

On October 30, 2007, the Company’s Board of Directors declared a special common stock dividend of $2.00 per share, or $28.9 million, which was paid on January 16, 2008 to all shareholders of record on January 2, 2008.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Income Taxes

The income tax provision for the years ended December 31, 2005, 2006 and 2007 is summarized below (in thousands):

	2005	2006	2007
Current:
Federal	$25,502	$29,486	$36,500
State	5,421	6,319	8,159
Total current	30,923	35,805	44,659
Deferred:
Federal	(798)	(3,680)	(4,935)
State	(344)	(354)	(609)
Total deferred	(1,142)	(4,034)	(5,544)
Total provision for income taxes	$29,781	$31,771	$39,115

The tax effects of the principal temporary differences that give rise to the Company’s deferred tax assets are as follows as of December 31, 2006 and 2007 (in thousands):

	2006	2007
Tuition receivable and student loans	$1,192	1,264
Accrued vacation payable	151	241
Deferred gain on sale of property	—	109
Unrealized losses (gains) on marketable securities	93	(118)
Current net deferred tax asset	1,436	1,496
Student loans	1	1
Property and equipment	(1,012)	(687)
Deferred leasing costs	1,503	1,816
Stock-based compensation	2,908	6,762
Deferred gain on sale of property	—	938
Long-term net deferred tax asset	3,400	8,830
Net deferred tax asset	$4,836	$10,326

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2005, 2006 and 2007 is as follows:

	2005	2006	2007
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.4%	4.9%	5.1%
Non-taxable interest income	(1.3)%	(1.8)%	(2.1)%
Other	0.2%	(0.3)%	(0.4)%
Effective tax rate	38.3%	37.8%	37.6%

Cash payments for income taxes were $32.6 million in 2005, $31.0 million in 2006, and $32.4 million in 2007.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2006 and 2007 is as follows (in thousands except per share data):

	Quarter
	First	Second	Third	Fourth
2006
Revenues	$67,090	$65,558	$56,693	$74,307
Income from operations	24,986	21,473	8,998	24,079
Net income	15,956	14,018	6,336	15,997
Net income per share:
Basic	$1.12	$0.99	$0.45	$1.13
Diluted	$1.10	$0.97	$0.44	$1.11

	Quarter
	First	Second	Third	Fourth
2007
Revenues	$80,193	$78,875	$69,813	$89,131
Income from operations	28,947	26,351	13,058	29,201
Net income	18,806	17,360	9,275	19,496
Net income per share:
Basic	$1.33	$1.22	$0.65	$1.37
Diluted	$1.30	$1.20	$0.64	$1.34

STRAYER EDUCATION, INC.
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance beginning of period	Additions charged to expense	Deductions	Balance end of period	Bad debt expense as a % of revenue
Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2007	$3,029	$10,547	$(10,370)	$3,206	3.3%
Year ended December 31, 2006	1,927	7,776	(6,674)	3,029	2.9%
Year ended December 31, 2005	1,301	5,499	(4,873)	1,927	2.5%

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2007, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting, as of December 31, 2007 based on the framework in Internal

Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

On, February 12, 2008, the Company’s Board of Directors approved and adopted minor, non-material amendments to the Company’s By-laws (the ‘‘By-Laws’’) to provide for registration and transfer of shares without the necessity of physical certificates (as required by NASDAQ rules), to clarify that the date for the annual meeting of shareholders shall be as determined by the Board of Directors, and to make certain other non-substantive changes intended to bring the By-Laws up to date. The amendments to the By-Laws of the Company are effective as of February 12, 2008. The summary of changes to the By-Laws set forth above is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws of the Company, a copy of which is attached to this report as Exhibit 3.02.

PART III

Item 10.    Directors and Executive Officers

The following table sets forth certain information with respect to the Company’s directors and executive officers.

Name	Age	Position
Directors:
Robert S. Silberman	50	Chairman of the Board and Chief Executive Officer
Dr. Charlotte F. Beason	60	Director
William E. Brock	77	Director
David A. Coulter	60	Director
Gary Gensler	50	Director
Robert R. Grusky	50	Director
Robert L. Johnson	61	Director
Todd A. Milano	55	Director
G. Thomas Waite, III	56	Director
J. David Wargo	54	Director
Executive Officers:
Karl McDonnell	41	President and Chief Operating Officer
Mark C. Brown	48	Executive Vice President and Chief Financial Officer
Lysa A. Hlavinka	40	Executive Vice President and Chief Administrative Officer
Gregory Ferenbach	48	Senior Vice President and General Counsel
Sonya G. Udler	40	Senior Vice President – Corporate Communications
Kevin P. O’Reagan	48	Vice President and Chief Technology Officer
Christopher T. Slack	36	Controller
University Officers:
Dr. Sondra F. Stallard	58	University President
Dr. Joel O. Nwagbaraocha	65	Provost and Chief Academic Officer
Randi Reich Cosentino	34	Senior Vice President – Academic Administration

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

Dr. Charlotte F. Beason is a former consultant in education and health care administration. From 1988 to 1996, she was Director of Health Professions Education Service and the Health Professional

Scholarship Program at the Department of Veterans Affairs. From 2000 to 2003, Dr. Beason was Chair and Vice Chair of the Commission on Collegiate Nursing Education (an autonomous agency accrediting baccalaureate and graduate programs in nursing); she is an evaluator for the Commission on Collegiate Nursing Education. Dr. Beason has served on the Board since 1996 and is a member of the Nominating/Governance Committee of the Board. She is also Chairwoman of the Strayer University Board of Trustees. Dr. Beason holds a bachelor’s degree in nursing from Berea College, a master’s degree in psychiatric nursing from Boston University and a doctorate in clinical psychology and public practice from Harvard University.

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

Mr. David A. Coulter is currently Managing Director and Senior Advisor at Warburg Pincus, LLC. He was Vice Chairman of J.P. Morgan & Chase Co. from December 2000 to December 2005. Mr. Coulter was Vice Chairman of The Chase Manhattan Corporation from July 2000 to December 2000. Prior to joining Chase, Mr. Coulter led the West Coast operations of the Beacon Group, a private investment and strategic advisory firm, and prior to that, Mr. Coulter served as the Chairman and Chief Executive Officer of the BankAmerica Corporation. Mr. Coulter is a member of the Board of Directors of PG&E Corporation, The Irvine Company, Metavante Technologies, Inc., and Aeolus Re. Mr. Coulter is currently serving as the Presiding Independent Director of the Strayer Education, Inc. Board of Directors, on which he has served since 2002. Mr. Coulter holds a bachelor’s degree in mathematics and economics and a master’s degree in industrial administration, both from Carnegie Mellon University.

Mr. Gary Gensler served as Under Secretary of the U.S. Department of the Treasury from 1999 to 2001, and as Assistant Secretary of the Treasury from 1997 to 1999. From 1988 to 1997, Mr. Gensler was a partner of The Goldman Sachs Group, LP, where he served in various capacities including Co-head of Finance, responsible for controllers and treasury worldwide. He serves as a Trustee of the Bryn Mawr School and Enterprise Community Partners. Mr. Gensler also serves on the Board of The Johns Hopkins Center for Talented Youth as well as the Board of WageWorks, Inc., and the Washington Hospital Center. Mr. Gensler is currently serving as a Senior Advisor to Hillary Clinton for President. Mr. Gensler is on the Management Advisory Board of New Mountain Capital, LLC. He has served on the Board since 2001 and is Chair of the Audit Committee of the Board. Mr. Gensler holds a bachelor’s degree in economics and an MBA from the Wharton School of the University of Pennsylvania.

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

Mr. G. Thomas Waite, III has been Treasurer and Chief Financial Officer of the Humane Society of the United States since 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership. Mr. Waite has served on the Board since 1996, is a member of the Audit Committee of the Board and is a former member of the Strayer University Board of Trustees. Mr. Waite holds a bachelor’s degree in commerce from the University of Virginia and is a Certified Public Accountant.

Mr. J. David Wargo has been President of Wargo and Company, Inc., an investment management company, since 1993. Mr. Wargo is a co-founder and has been a Member of New Mountain Capital, LLC, since January 2000. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is a Director of Liberty Global, Inc. and Discovery Holding Company. Mr. Wargo has served on the Board since 2001 and is Chair of the Compensation Committee of the Board. Mr. Wargo holds a bachelor’s degree in physics and a master’s degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master’s degree in management from the Sloan School of Management, Massachusetts Institute of Technology.

Executive Officers

Mr. Karl McDonnell joined Strayer Education in July 2006 as President and Chief Operating Officer. Previously, he served as Chief Operating Officer of InteliStaf Healthcare, Inc., one of the nation’s largest privately-held healthcare staffing firms, from 2003 to 2005. Prior to his tenure at InteliStaf, he served as Vice President of the Investment Banking Division at Goldman, Sachs & Co. Mr. McDonnell has held senior management positions with several Fortune 100 companies, including The Walt Disney Company. Mr. McDonnell holds a bachelor’s degree in political science and American history from Virginia Wesleyan College and an MBA from Duke University.

Mr. Mark C. Brown is Executive Vice President and Chief Financial Officer, having joined Strayer in 2001. Mr. Brown was previously the Chief Financial Officer of the Kantar Group, the information and consultancy division of WPP Group, a multi-national communications services company. Prior to that, for nearly 12 years, Mr. Brown held a variety of management positions at PepsiCo, Inc., including Director of Corporate Planning for Pepsi Bottling Group and Business Unit Chief Financial Officer for Pepsi-Cola International. Mr. Brown is a Certified Public Accountant who started his career with PricewaterhouseCoopers, LLP. Mr. Brown holds a bachelor’s degree in accounting from Duke University and an MBA from Harvard University.

Ms. Lysa A. Hlavinka is Executive Vice President and Chief Administrative Officer. Ms. Hlavinka has been working in the for-profit education field for the past 17 years and joined Strayer in May 2001 as Vice President – Marketing. Ms. Hlavinka started her career as an account executive at an advertising agency and joined the University of Phoenix in 1990. As that company grew, Ms. Hlavinka held positions as Marketing Manager, Director of Administrative Services, and, most recently, National Director of Advertising. She has taught marketing and public relations classes both at the University of Phoenix and Strayer University. Ms. Hlavinka holds a bachelor’s degree in advertising from Arizona State University and an MBA from the University of Phoenix.

Mr. Gregory Ferenbach has served as Senior Vice President and General Counsel for the Company since September 2006. Mr. Ferenbach joined Strayer in 2002 and was previously General Counsel of Strayer University, where he was responsible for obtaining regulatory approvals to begin operations in new states. Mr. Ferenbach has more than 20 years of experience in the practice of law. Prior to joining Strayer, Mr. Ferenbach was Senior Vice President and General Counsel of the Public Broadcasting Service (PBS) and an attorney in corporate practice at the law firms of Piper & Marbury in Baltimore, Md., and Dow, Lohnes & Albertson in Washington, D.C. Mr. Ferenbach holds a bachelor’s degree in history from Yale University and a juris doctorate degree from the University of Virginia School of Law.

Ms. Sonya G. Udler is Senior Vice President, Corporate Communications. Ms. Udler joined Strayer in 2002, and brings more than 15 years of public relations and marketing communications experience to Strayer. For the two years prior to joining Strayer, she served as a public relations and media strategies consultant. She previously served as Senior Vice President at Young & Associates, Inc., a public relations agency, where she developed communications strategies and media programs for Bell Atlantic, Siemens, Verizon and other leading technology companies. Ms. Udler holds a bachelor’s degree in journalism from the University of Maryland.

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

Mr. Christopher T. Slack joined Strayer as Controller in August 2007. Prior to joining Strayer, Mr. Slack was the Corporate Controller of Learning Tree International, Inc., a professional training and education company. Prior to that, Mr. Slack was Assistant Controller of Manugistics Group, Inc. and Internal Audit Director of Primus Telecommunications, Inc. Additionally, Mr. Slack spent several years in public accounting with both Deloitte & Touche LLP and the Reznick Group. Mr. Slack is a Certified Public Accountant and holds a bachelor’s degree in business administration (accounting) and a master’s degree in professional accountancy, both from West Virginia University.

University Officers

Dr. Sondra F. Stallard is the University President and joined Strayer University in September 2007. For the previous 11 years, she was Dean of the School of Continuing and Professional Studies at the University of Virginia (UVA). Prior to that, she served in a series of leadership positions at UVA, including Director of Corporate and Foundation Relations at the business school, Director of Development for the school of engineering, and Director of the Office of Equal Opportunity Programs. Concurrently, she held faculty appointments throughout her 32-year career at UVA. Dr. Stallard holds a bachelor’s degree in history and government from West Virginia University Institute of Technology, a master’s degree in history from Morehead State University, and a Ph.D. in education from the University of Virginia.

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

Ms. Randi Reich Cosentino is Senior Vice President – Academic Administration. Ms. Cosentino has been with the University for six years and has served as Director of Online Operations, Director of Business Processes, Director of New Campus Openings, and as an Adjunct Faculty Member. Prior to joining Strayer in 2001, Ms. Cosentino co-founded and managed business and strategic development for Mascot Network, an application service provider serving the higher education market. Ms. Cosentino also served several years in city government with the City of New York as the Assistant Director in the Mayor’s Office of Transportation. Ms. Cosentino holds a bachelor’s degree in psychology and political science from the University of Pennsylvania and an MBA from Harvard University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities Exchange Act of 1934 requires the Company’s directors, executive officers and 10% stockholders to file reports of beneficial ownership of equity securities of the Company and to furnish copies of such reports to the Company. Based on a review of such reports, and upon written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2007, all such filing requirements were met.

Code of Ethics

The Board of Directors adopted a Code of Ethics in February 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and applicable NASDAQ requirements. The Code of Conduct was amended on February 12, 2008 to provide updates and clarifications but was not amended in any material respects. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Sonya G. Udler, Vice President of Corporate Communications, 1100 Wilson Blvd. Suite 2500, Arlington, VA 22209, (703) 247-2500. Copies are also available on our website, www.strayereducation.com in the Investor Relations section. In the event that we make any amendment to, or grant any waiver from, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website, located at www.strayereducation.com, and as required by NASDAQ, file a Current Report on Form 8-K with the SEC reporting the amendment or waiver.

Item 11.    Executive Compensation

The information required by this Item is hereby incorporated by reference from the information to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the information contained under the caption ‘‘Beneficial Ownership of Common Stock’’ in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2007.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the information contained under the caption ‘‘Certain Transactions with Former Management’’ in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2007.

Item 14.    Principal Accounting Fees and Services

Set forth below are the services rendered and related fees billed by PricewaterhouseCoopers, LLP for 2006 and 2007. All of such services have been pre-approved by the Company’s Audit Committee.

	2006	2007
Audit Fees
Recurring:
Consolidated financial statements audit	$375,000	$374,100
Non recurring:
Implementation of SFAS 123(R)	39,625	—
Other	5,610	—
	420,235	374,100
Tax Fees
Preparation of corporate tax returns	33,000	48,450
All Other Fees
License fee for accounting database	1,500	2,400
	$454,735	$424,950

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(A)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(2) Financial Statement Schedule

The required financial statement schedule of the registrant is set forth under Item 8 of this report on Form 10-K.

(A)(3) Exhibits

Exhibit Number	Description
3.01	Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2002).
3.02*	Amended and Restated Bylaws of the Company.
4.01	Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on July 16, 1996).
10.03	Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company’s Annual Report on From 10-K filed with the Commission on March 28, 2002).
10.04	1996 Amended Stock Option Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement filed with the Commission on April 27, 2001 and Exhibits B & C to the Company’s Proxy Statement filed with the Commission on April 3, 2006).
21.01	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.01 of the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2002).
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included in signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAYER EDUCATION, INC.
By: /s/ Robert S. Silberman
Robert S. Silberman Chairman of the Board and Chief Executive Officer

Date:    February 14, 2008

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Silberman, Gregory Ferenbach and Mark C. Brown, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 14, 2008

(Robert S. Silberman)

/s/ Mark C. Brown	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2008

(Mark C. Brown)

/s/ Charlotte F. Beason	Director	February 14, 2008

(Charlotte F. Beason)

/s/ William E. Brock	Director	February 14, 2008

(William E. Brock)

/s/ David A. Coulter	Director	February 14, 2008

(David A. Coulter)

/s/ Gary Gensler	Director	February 14, 2008

(Gary Gensler)

/s/ Robert R. Grusky	Director	February 14, 2008

(Robert R. Grusky)

/s/ Robert L. Johnson	Director	February 14, 2008

(Robert L. Johnson)

SIGNATURES	TITLE	DATE

/s/ Todd A. Milano	Director	February 14, 2008

(Todd A. Milano)

/s/ G. Thomas Waite, III	Director	February 14, 2008

(G. Thomas Waite, III)

/s/ J. David Wargo	Director	February 14, 2008

(J. David Wargo)