Form 10-Q
period 2008-03-31
STRAYER EDUCATION INC
filed 2008-05-01
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of ‘‘accelerated filer’’, ‘‘large accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of April 28, 2008, there were outstanding 14,215,587 shares of Common Stock, par value $.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2007	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$95,036	$118,866
Marketable securities available for sale, at fair value	76,299	—
Tuition receivable, net of allowances for doubtful accounts of $3,206 and $3,668 at December 31, 2007 and March 31, 2008, respectively	100,651	103,466
Other current assets	4,097	5,360
Total current assets	276,083	227,692
Property and equipment, net	57,946	58,952
Deferred income taxes	8,830	9,951
Restricted cash	500	500
Other assets	419	494
Total assets	$343,778	$297,589
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,682	$17,463
Accrued expenses	3,303	2,620
Income taxes payable	4,754	10,981
Dividends payable	28,853	—
Unearned tuition	91,476	94,144
Other current liabilities	281	281
Total current liabilities	144,349	125,489
Long-term liabilities	10,922	10,764
Total liabilities	155,271	136,253
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,426,634 and 14,216,087 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	144	142
Additional paid-in capital	87,080	41,909
Retained earnings	101,102	119,285
Accumulated other comprehensive income	181	—
Total stockholders’ equity	188,507	161,336
Total liabilities and stockholders’ equity	$343,778	$297,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended March 31,
	2007	2008
Revenues	$80,193	$97,074
Costs and expenses:
Instruction and educational support	26,223	31,642
Selling and promotion	12,875	15,095
General and administration	12,148	14,778
Total costs and expenses	51,246	61,515
Income from operations	28,947	35,559
Investment and other income	1,380	2,036
Income before income taxes	30,327	37,595
Provision for income taxes	11,521	14,073
Net income	$18,806	$23,522
Net income per share:
Basic	$1.33	$1.67
Diluted	$1.30	$1.64
Weighted average shares outstanding:
Basic	14,180	14,104
Diluted	14,490	14,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2007	2008
Net income	$18,806	$23,522
Other comprehensive income:
Unrealized gain on investments, net of taxes	30	—
Comprehensive income	$18,836	$23,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2006	14,293,584	$141	$87,487	$84,043	$(144)	$171,527
Exercise of stock options	284,300	3	10,920	—	—	10,923
Tax benefit from exercise of stock options	—	—	9,057	—	—	9,057
Repurchase of common stock	(68,000)	(1)	(7,983)	—	—	(7,984)
Restricted stock grants	20,016	2	(2)	—	—	—
Stock-based compensation	—	—	2,401	—	—	2,401
Common stock dividends	—	—	—	(4,551)	—	(4,551)
Change in net unrealized gains on marketable securities, net of income tax	—	—	—	—	30	30
Net income	—	—	—	18,806	—	18,806
Balance at March 31, 2007	14,529,900	$145	$101,880	$98,298	$(114)	$200,209

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2007	14,426,634	$144	$87,080	$101,102	$181	$188,507
Exercise of stock options	100,000	1	3,377	—	—	3,378
Tax benefit from exercise of stock options	—	—	5,033	—	—	5,033
Repurchase of common stock	(353,083)	(4)	(56,263)	—	—	(56,267)
Restricted stock grants	42,536	—	—	—	—	—
Stock-based compensation	—	1	2,682	—	—	2,683
Common stock dividends	—	—	—	(5,339)	—	(5,339)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(181)	(181)
Net income	—	—	—	23,522	—	23,522
Balance at March 31, 2008	14,216,087	$142	$41,909	$119,285	$—	$161,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2007	2008
Cash flows from operating activities:
Net income	$18,806	$23,522
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred rent	(22)	(87)
Amortization of gain on sale of property & equipment	—	(71)
Gain on sale of marketable securities	—	(785)
Depreciation and amortization	2,018	2,420
Deferred income taxes	(1,273)	(1,318)
Stock-based compensation	2,401	2,683
Changes in assets and liabilities:
Tuition receivable, net	(5,918)	(2,815)
Other current assets	(1,237)	(943)
Other assets	(2)	(78)
Accounts payable	224	3,483
Accrued expenses	(211)	(683)
Income taxes payable	7,970	11,259
Excess tax benefits from stock-based payment arrangements[1]	(9,057)	(5,033)
Unearned tuition	5,707	2,668
Net cash provided by operating activities	19,406	34,222
Cash flows from investing activities:
Purchases of property and equipment	(3,885)	(5,128)
Proceeds from the sale of marketable securities	—	76,785
Net cash (used in) provided by investing activities	(3,885)	71,657
Cash flows from financing activities:
Regular common dividends paid	(4,551)	(5,339)
Special common dividends paid	—	(28,854)
Proceeds from exercise of stock options	10,923	3,378
Excess tax benefits from stock-based payment arrangements[1]	9,057	5,033
Repurchase of common stock	(7,984)	(56,267)
Net cash provided by (used in) financing activities	7,445	(82,049)
Net increase in cash and cash equivalents	22,966	23,830
Cash and cash equivalents – beginning of period	52,663	95,036
Cash and cash equivalents – end of period	$75,629	$118,866
Non-cash transactions:
Purchases of property and equipment included in accounts payable	$197	$792

1.	This line item reclassifies those tax benefits associated with stock options exercised in the first quarter from net cash provided by operating activities to net cash provided by financing activities in accordance with FAS 123(R). This reclassification is required by GAAP to be made in the quarter during which the option exercise takes place. However, the favorable cash flow effect of this tax benefit is not realized until the next quarter. The effect of this reclassification is to reduce the Company’s net cash provided by operating activities as reported above by approximately $9.1 million and $5.0 million for the three months ended March 31, 2007 and 2008, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of March 31, 2007 and 2008 is unaudited.

1.    Basis of Presentation

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc., Strayer University, Inc. (the ‘‘University’’) and Education Loan Processing, Inc. (‘‘ELP’’), collectively referred to herein as the ‘‘Company’’.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of March 31, 2007, December 31, 2007, and March 31, 2008 and for the three months ended March 31, 2007 and 2008 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company’s educational programs are offered on a quarterly basis. Approximately 98% of the Company’s revenues during the three months ended March 31, 2008 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, textbook-related income and other income which are recognized when incurred.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

2.    Nature of Operations

Strayer Education, Inc., a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 55 physical campuses in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington, D.C. and worldwide via the Internet. ELP administers student loans for the University’s students.

3.    Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At March 31, 2008, all issued and outstanding stock options were included in the calculation.

Set forth below is a reconciliation of shares used to compute net income per share:

	For the three months ended March 31,
	(in thousands)
	2007	2008
Weighted average shares outstanding used to compute basic net income per share	14,180	14,104
Incremental shares issuable upon the assumed exercise of stock options	218	55
Unvested restricted stock	92	181
Shares used to compute diluted net income per share	14,490	14,340

4.    Credit Facilities

The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of no more than 0.75% above the London Interbank Offered Rate. There was no outstanding balance and there were no fees payable on either facility as of March 31, 2008. An unsecured letter of credit in the amount of $1.2 million, which expires in June 2008, was provided by Strayer University in favor of regulators in connection with their periodic approval activities.

5.    Stockholders’ Equity

Common Stock

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2007 and March 31, 2008, the Company had 14,426,634 and 14,216,087 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2007, the Company increased the annual common stock cash dividend from $1.25 to $1.50 per share, or $0.375 per share quarterly.

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

The Company adopted SFAS 123(R) using the modified prospective transition method provided under the rule, which requires the application of the accounting standard as of January 1, 2006. The Company’s consolidated financial statements as of and for the three months ended March 31, 2007 and 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method provided under the rule, the Company’s consolidated financial statements for periods prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Stock-based compensation expense recognized in the Consolidated Statements of Income for the first quarter of 2007 and 2008 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

In February 2006, the Company’s Board of Directors approved cash payments to the holders of vested stock options in an amount equivalent to the Company’s common stock dividends. These cash payments are remitted on the same dates as the Company’s dividends and amounted to approximately $108,000 and $545,000 for the three months ended March 31, 2007 and 2008, respectively.

In February 2008, the Company’s Board of Directors approved grants of 42,536 shares of restricted stock to certain employees. These shares vest over a 3–5 year period. The Company’s stock price closed at $162.10 on the date of the restricted stock grants.

The table below sets forth the stock option activity for the three months ended March 31, 2008 and other stock option information at March 31, 2008:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (# yrs.)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2007	390,084	$71.35	2.6	$38,710
Grants	—	—
Exercises	(100,000)	33.78
Forfeitures	—	—
Balance, March 31, 2008	290,084	$84.33	3.1	$19,775
Vested, March 31, 2008	129,667	$54.97	1.0	$12,646
Exercisable, March 31, 2008	129,667	$54.97	1.0	$12,646

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the respective quarter. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The following table summarizes information regarding stock option exercises for the three months ended March 31, 2007 and 2008 (in thousands):

	For the three months ended March 31,
	2007	2008
Proceeds from stock options exercised	$10,923	$3,378
Tax benefits related to stock options exercised	9,057	5,033
Intrinsic value of stock options exercised(1)	23,851	12,272

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

The following table summarizes information about the stock options to purchase the Company’s common stock at March 31, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Number outstanding at 3/31/08	Weighted- average remaining contractual life (yrs.)	Weighted- average exercise price	Number exercisable at 3/31/08	Weighted- average exercise price
$33.69 – 67.84	129,667	1.0	$54.97	129,667	$54.97
$107.28 – 107.28	150,417	4.9	$107.28	—	—
$119.72 – 119.72	10,000	4.1	$119.72	—	—
$33.69 – 119.72	290,084	3.1	$84.33	129,667	$54.97

The table below sets forth the restricted stock activity for the three months ended March 31, 2008:

	Number of shares	Weighted- average grant price
Balance, December 31, 2007	225,642	$103.97
Grants	42,536	162.10
Vested shares	(5,368)	73.33
Forfeitures	—	—
Balance, March 31, 2008	262,810	$113.19

At March 31, 2008, total stock-based compensation cost which has not yet been recognized was $14.9 million, representing $13.6 million for unvested restricted stock and $1.3 million for unvested stock options. This cost is expected to be recognized over the next 52 months on a weighted-average basis.

Valuation and Expense Information Under SFAS 123(R)

The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2007 and 2008 by expense line item, in thousands:

	For the three months ended March 31,
	2007	2008
Instruction and educational support	$165	$140
Selling and promotion	146	245
General and administration	2,198	2,843
Stock-based compensation expense included in operating expense	2,509	3,228
Tax benefit	953	1,227
Stock-based compensation expense, net of tax	$1,556	$2,001

Stock-based compensation expense recognized in the Consolidated Statements of Income for the three months ended March 31, 2007 and 2008 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

6.    Investments in Marketable Securities

At December 31, 2007, most of the Company’s excess cash was invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the fund’s underlying securities. During the three months ended March 31, 2008, the Company sold its investment in the short-term, tax exempt bond fund and invested the proceeds in money market funds. This sale resulted in a gain before tax of $0.8 million. The investments are considered ‘‘available-for-sale’’ as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

7.    Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with

Financial Accounting Standards Board (‘‘FASB’’) Technical Bulletin No. 88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2007 and March 31, 2008, the Company had deferred lease incentives of $3.9 million and $3.7 million, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Schedule Rent Increases, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2007 and March 31, 2008, the Company had deferred lease obligations of $4.6 million and $4.7 million, respectively.

Deferred Gain

In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which was $2.4 million and $2.3 million at December 31, 2007 and March 31, 2008, respectively, is recorded as a long-term liability.

8.    Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’), an interpretation of FASB Statement No. 109 (‘‘SFAS 109’’) on January 1, 2007. As a result of the implementation of FIN 48, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at March 31, 2008 are immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

9.    Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (‘‘SFAS 157’’), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided that the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company adopted this standard for financial assets and liabilities in the current year without any material impact to the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. The Company adopted this standard for financial assets and liabilities in the current year without any material impact to the financial statements.

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

Results of Operations

In the first quarter of 2008, the Company generated $97 million in revenue, an increase of 21% compared to the same period in 2007, as a result of average enrollment growth of 16% and a 5% tuition increase at the beginning of 2008. Income from operations was $36 million for the first quarter of 2008, an increase of 23% compared to the same period in 2007. Net income was $24 million, an increase of 25% in the first quarter of 2008 compared to the same period in 2007. Diluted earnings per share was $1.64 in the first quarter of 2008 compared to $1.30 in the same period in 2007, an increase of 26%.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Enrollment.    Enrollment at Strayer University for the 2008 winter term, which began January 7, 2008 and ended March 24, 2008, increased 16% to 37,323 students compared to 32,150 for the same term in 2007. Across the Strayer University campus network, new student enrollments increased 17% and continuing student enrollments increased 16%. Global online enrollments increased 32%, while students taking 100% of their classes online (including campus based students) increased 18%. The total number of students taking any courses online (including students at brick and mortar campuses taking at least one online course) in the 2008 winter term increased 17% to 26,465.

Revenues.    Revenues increased 21% from $80.2 million in the first quarter of 2007 to $97.1 million in the first quarter of 2008 principally due to a 16% increase in enrollment and a 5% tuition increase in 2008.

Instruction and educational support expenses.    Instruction and educational support expenses increased $5.4 million, or 21%, from $26.2 million in the first quarter of 2007 to $31.6 million in the first quarter of 2008. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries and campus facility costs, which increased $1.6 million, $1.6 million, and $0.9 million, respectively. Instruction and educational support expenses as a percentage of revenues decreased slightly to 32.6% in the first quarter of 2008 from 32.7% in the first quarter of 2007.

Selling and promotion expenses.    Selling and promotion expenses increased $2.2 million, or 17%, from $12.9 million in the first quarter of 2007 to $15.1 million in the first quarter of 2008. This increase was principally due to the direct costs required to build the Strayer University brand and attract prospective students, and the addition of admissions personnel, particularly at new campuses. Selling and promotion expenses as a percentage of revenues decreased from 16.1% in the first quarter of 2007 to 15.5% in the first quarter of 2008, which was largely attributable to both marketing costs and staffing costs growing slower than tuition revenue.

General and administration expenses.    General and administration expenses increased $2.7 million, or 22%, from $12.1 million in the first quarter of 2007 to $14.8 million in the first quarter of 2008. This increase was principally due to increased employee salaries, higher bad debt expense, and higher stock-based compensation expense, which increased $0.8 million, $0.3 million, and $0.5 million, respectively. General and administration expenses as a percentage of revenues increased slightly to 15.2% in the first quarter of 2008 from 15.1% in the first quarter of 2007 primarily due to the above factors.

Income from operations.    Income from operations increased $6.7 million, or 23%, from $28.9 million in the first quarter of 2007 to $35.6 million in the first quarter of 2008, due to the aforementioned factors.

Investment and other income.    Investment and other income increased $0.6 million, or 48%, from $1.4 million in the first quarter of 2007 to $2.0 million in the first quarter of 2008. The increase was mostly attributable to a gain on sale of marketable securities of $0.8 million partly offset by lower investment yields.

Provision for income taxes.    Income tax expense increased $2.6 million, or 22%, from $11.5 million in the first quarter of 2007 to $14.1 million in the first quarter of 2008, primarily due to the increase in income before taxes attributable to the factors discussed above. The Company’s effective tax rate was 37.4% for the first quarter of 2008 compared to 38.0% for the first quarter of 2007.

Net income.    Net income increased $4.7 million, or 25%, from $18.8 million in the first quarter of 2007 to $23.5 million in the first quarter of 2008, because of the factors discussed above.

Liquidity and Capital Resources

At March 31, 2008, the Company had cash, cash equivalents and marketable securities of $118.9 million compared to $171.3 million at December 31, 2007 and $151.4 million at March 31, 2007. At December 31, 2007, most of the Company’s excess cash was invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. During the three months ended March 31, 2008, the Company sold its investment in the short-term, tax exempt bond fund and invested the proceeds in money market funds. This sale resulted in a gain before tax of $0.8 million. The Company had no debt as of December 31, 2007 or March 31, 2008.

For the three months ended March 31, 2008, the Company reported $34.2 million net cash from operating activities compared to $19.4 million for the same period in 2007. Net cash provided by operating activities on the March 31, 2007 and 2008 condensed consolidated statements of cash flows includes, in accordance with FAS 123(R), a reclassification of a tax benefit from stock options exercised during the quarter of $9.1 million and $5.0 million, respectively. However, the favorable cash flow effect of this tax benefit is not realized until the second quarter of each respective year, when the Company makes estimated tax payments for those years. Capital expenditures were $5.1 million for the quarter ended March 31, 2008 compared to $3.9 million for the same period in 2007. During the quarter ended March 31, 2008, the Company paid a regular, quarterly common stock dividend of

$5.3 million ($0.375 per share) and a special common stock dividend of $28.9 million ($2.00 per share) to its common stockholders. The Company also received $3.4 million upon the exercise of 100,000 stock options. During the three months ended March 31, 2008, the Company invested $56.3 million to repurchase 353,083 shares of common stock at an average price of $159.36 per share as part of a previously announced common stock repurchase authorization. The Company’s remaining authorization for common stock repurchases was approximately $26 million at March 31, 2008.

In the first quarter of 2008, bad debt expense as a percentage of revenues was 2.5% compared to 2.6% for the same period in 2007. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 12 days at the end of the first quarter of 2007 and 2008.

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

The table below sets forth our contractual commitments associated with operating leases as of March 31, 2008:

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$119,622	$17,999	$36,496	$29,254	$35,873

New Campus Openings

Strayer University successfully opened two new campuses for the summer academic term. Both campuses are in new Florida markets – one in Jacksonville and the other in Palm Beach. With these two new campuses, the Company has opened six of the nine new campuses planned for 2008.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the impact of interest rate changes and may be subject to changes in the market values of its future investments. The Company invests its excess cash in bank overnight deposits and money market funds. The Company has not used derivative financial instruments in its investment portfolio.

Earnings from investments in bank overnight deposits and money market mutual funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2008, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

ITEM 4:	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of March 31, 2008, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

Item 1A.    Risk Factors

There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008, the Company used $56.3 million to repurchase shares of common stock under its repurchase program.(1) The Company’s remaining authorization for common stock repurchases was approximately $26 million at March 31, 2008 for use during the remainder of 2008. A summary of the Company’s share repurchases during the quarter is set forth below:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
Beginning Balance (at 12/31/07)				$81.9
January	—	—	—	—
February	303,700	$160.95	303,700	(48.9)
March	49,383	$149.60	49,383	(7.4)
Total (at 3/31/08)	353,083	$159.36	353,083	$25.6

(1)	The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date.

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
Mark C. Brown
Executive Vice President and Chief Financial Officer

Date: May 1, 2008

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