Form 10-Q
period 2008-06-30
STRAYER EDUCATION INC
filed 2008-07-28
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended June 30, 2008

Commission File No. 0-21039

Strayer Education, Inc.
(Exact name of registrant as specified in this charter)

Maryland (State or other jurisdiction of incorporation or organization)	52-1975978 (I.R.S. Employer Identification No.)

1100 Wilson Blvd., Suite 2500 Arlington, VA (Address of principal executive offices)	22209 (Zip Code)

Registrant’s telephone number, including area code: (703) 247-2500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of July 15, 2008, there were outstanding 14,272,889 shares of Common Stock, par value $.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$ 95,036	$ 88,382
Marketable securities available for sale, at fair value	76,299	30,066
Tuition receivable, net allowances for doubtful accounts of $3,206 and $3,761 at December 31, 2007 and June 30, 2008, respectively	100,651	102,406
Income taxes receivable	—	1,646
Other current assets	4,097	5,648

Total current assets	276,083	228,148
Property and equipment, net	57,946	61,481
Deferred income taxes	8,830	10,800
Restricted cash	500	500
Other assets	419	483

Total assets	$343,778	$301,412

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 15,682	$ 13,065
Accrued expenses	3,303	4,458
Income taxes payable	4,754	—
Dividends payable	28,853	—
Unearned tuition	91,476	91,937
Other current liabilities	281	281

Total current liabilities	144,349	109,741
Long-term liabilities	10,922	10,927

Total liabilities	155,271	120,668

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,426,634 and 14,272,889 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	144	142
Additional paid-in capital	87,080	45,416
Retained earnings	101,102	135,255
Accumulated other comprehensive income (loss)	181	(69)

Total stockholders’ equity	188,507	180,744

Total liabilities and stockholders’ equity	$343,778	$301,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2008	2007	2008

Revenues	$78,875	$97,928	$159,068	$195,002

Costs and expenses:
Instruction and educational support	26,732	32,909	52,955	64,551
Selling and promotion	13,184	16,729	26,059	31,824
General and administration	12,607	14,683	24,755	29,462

Total costs and expenses	52,523	64,321	103,769	125,837

Income from operations	26,352	33,607	55,299	69,165
Investment and other income	1,640	785	3,020	2,821

Income before income taxes	27,992	34,392	58,319	71,986
Provision for income taxes	10,632	13,069	22,153	27,142

Net income	$17,360	$21,323	$36,166	$44,844

Net income per share:
Basic	$1.22	$1.52	$2.54	$3.19
Diluted	$1.20	$1.50	$2.50	$3.14
Weighted average shares outstanding:
Basic	14,288	14,001	14,234	14,052
Diluted	14,509	14,248	14,486	14,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2008	2007	2008

Net income	$17,360	$21,323	$36,166	$44,844
Other comprehensive income:
Unrealized (loss) on investment, net of taxes	(89)	(69)	(58)	(250)

Comprehensive income	$17,271	$21,254	$36,108	$44,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2006	14,293,584	$141	$87,487	$84,043	$(144)	$171,527
Exercise of stock options	313,300	3	12,285	—	—	12,288
Tax benefit from exercise of stock options	—	—	9,963	—	—	9,963
Repurchase of common stock	(132,764)	(1)	(15,997)	—	—	(15,998)
Restricted stock grants	22,802	2	(2)	—	—	—
Stock-based compensation	—	—	4,838	—	—	4,838
Common stock dividends	—	—	—	(9,082)	—	(9,082)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(58)	(58)
Net income	—	—	—	36,166	—	36,166

Balance at June 30, 2007	14,496,922	$145	$98,574	$111,127	$(202)	$209,644

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2007	14,426,634	$144	$87,080	$101,102	$181	$188,507
Exercise of stock options	223,000	2	10,323	—	—	10,325
Tax benefit from exercise of stock options	—	—	11,498	—	—	11,498
Repurchase of common stock	(419,682)	(4)	(68,972)	—	—	(68,976)
Restricted stock grants	42,937	—	—	—	—	—
Stock-based compensation	—	—	5,487	—	—	5,487
Common stock dividends	—	—	—	(10,691)	—	(10,691)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(250)	(250)
Net income	—	—	—	44,844	—	44,844

Balance at June 30, 2008	14,272,889	$142	$45,416	$135,255	$(69)	$180,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months
	ended June 30,
	2007	2008

Cash flows from operating activities:
Net income	$36,166	$44,844
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred rent	(61)	(217)
Amortization of gain on sale of assets	(7)	(141)
Gain on marketable securities	—	(785)
Depreciation and amortization	4,096	4,991
Deferred income taxes	(3,318)	(2,059)
Stock-based compensation	4,838	5,487
Changes in assets and liabilities:
Tuition receivable, net	(3,094)	(1,755)
Other current assets	(289)	(1,298)
Other assets	(14)	(64)
Accounts payable	(611)	(1,111)
Accrued expenses	232	1,155
Income taxes payable	13,567	5,098
Excess tax benefits from stock-based payment arrangements	(9,963)	(11,498)
Unearned tuition	3,039	461
Deferred lease incentives	—	363

Net cash provided by operating activities	44,581	43,471

Cash flows from investing activities:
Purchases of property and equipment	(7,357)	(10,032)
Proceeds from sale of property and equipment	5,754	—
Purchases of marketable securities	—	(30,180)
Proceeds from the sale of marketable securities	—	76,785

Net cash (used in) provided by investing activities	(1,603)	36,573

Cash flows from financing activities:
Regular common dividends paid	(9,082)	(10,691)
Special common dividends paid	—	(28,854)
Proceeds from exercise of stock options	12,288	10,325
Excess tax benefits from stock-based payment arrangements	9,963	11,498
Repurchase of common stock	(15,998)	(68,976)

Net cash (used in) financing activities	(2,829)	(86,698)

Net increase (decrease) in cash and cash equivalents	40,149	(6,654)
Cash and cash equivalents – beginning of period	52,663	95,036

Cash and cash equivalents – end of period	$92,812	$88,382

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$1,019	$843

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of June 30, 2007 and 2008 is unaudited.

1.	Basis of Presentation

The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. and Strayer University, Inc. (the “University”), collectively referred to herein as the “Company”.

The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 2007, December 31, 2007 and June 30, 2008 and for the three and six months ended June 30, 2007 and 2008 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the six months ended June 30, 2008 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, textbook-related income and other income which are recognized when incurred.

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

Strayer Education, Inc., a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 57 physical campuses in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington, D.C. and worldwide via the Internet.

3.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At June 30, 2008, all issued and outstanding stock options were included in the calculation.

Set forth below is a reconciliation of shares used to compute net income per share (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2008	2007	2008

Weighted average shares outstanding used to compute basic net income per share	14,288	14,001	14,234	14,052
Incremental shares issuable upon the assumed exercise of stock options	134	74	176	66
Unvested restricted stock	87	173	76	176

Shares used to compute diluted net income per share	14,509	14,248	14,486	14,294

4.	Credit Facilities

The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of no more than 0.75% above the London Interbank Offered Rate. There was no outstanding balance and there were no fees payable on either facility as of June 30, 2008. An unsecured letter of credit in the amount of $1.4 million, which expires in July 2009, was issued by the University in June 2008, in favor of the U.S. Department of Education in connection with its annual review of student lending activities.

5.	Stockholders’ Equity

Common stock

A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2007 and June 30, 2008, the Company had 14,426,634 and 14,272,889 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2007, the Company increased the annual cash dividend from $1.25 to $1.50 per share, or $0.375 per share quarterly.

Stock-based compensation

In January 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2008 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based on historical experience.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has elected to estimate fair value using the Black-Scholes option pricing valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company’s determination of fair value of share-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

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

In February 2006, the Company’s Board of Directors approved cash payments to the holders of vested stock options in an amount equivalent to the Company’s common stock dividends. These cash payments are remitted on the same dates as the Company’s dividends and amounted to approximately $93,000 and $6,000 for the three months ended June 30, 2007 and 2008, respectively, and approximately $201,000 and $551,000 for the six months ended June 30, 2007 and 2008, respectively.

In February 2008, the Company’s Board of Directors approved a grant of 42,536 shares of restricted stock to certain employees. These shares vest over a 3 – 5 year period. The Company’s stock price closed at $162.10 on the date of the restricted stock grant.

In April 2008, the Company awarded 2,617 shares of restricted stock to various non-employee members of the Company’s Board of Directors as part of its annual director compensation program. The Company’s stock price closed at $179.89 on the date of this restricted stock grant.

The table below sets forth the stock option activity for the six months ended June 30, 2008 and other stock option information at June 30, 2008:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic value(1)
	shares	price	life (yrs.)	(in thousands)

Balance, December 31, 2007	390,084	$71.35	2.6	$38,710
Grants	—	—
Exercises	(223,000)	$47.68
Forfeitures	—	—

Balance, June 30, 2008	167,084	$102.98	4.3	$17,725

Vested, June 30, 2008	16,667	$64.22	1.0	$2,414
Exercisable, June 30, 2008	16,667	$64.22	1.0	$2,414

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

The following table summarizes information regarding share-based payment arrangements for the six months ended June 30, 2007 and 2008 (in thousands):

	For the six months ended June 30,
	2007	2008

Proceeds from stock options exercised	$12,288	$10,325
Excess tax benefits related to stock options exercised and vested restricted stock	9,963	11,498
Intrinsic value of stock options exercised(1)	25,706	28,581

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

The following table summarizes information about the stock options to purchase the Company’s common stock at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		average
	Number	remaining	Weighted-	Number	Weighted-
Exercise	outstanding	contractual life	average	exercisable at	average
prices	at 6/30/08	(yrs.)	exercise price	6/30/08	exercise price

$61.81	10,000	0.9	$61.81	10,000	$61.81
$67.84	6,667	1.9	$67.84	6,667	$67.84
$107.28	150,417	4.6	$107.28	—	—

	167,084	4.3	$102.98	16,667	$64.22

The table below sets forth the restricted stock activity for the six months ended June 30, 2008:

		Weighted-
	Number of	average
	shares	grant price

Balance, December 1, 2007	225,642	$103.97
Grants	45,153	154.63
Vested shares	(15,006)	81.43
Forfeitures	(2,216)	115.73

Balance, June 30, 2008	253,573	$119.17

At June 30, 2008, total stock-based compensation cost which has not yet been recognized was $12.7 million, representing $11.7 million for unvested restricted stock and $1.0 million for unvested stock options. This cost is expected to be recognized over the next 46 months on a weighted-average basis.

Valuation and Expense Information Under FAS 123(R)

The following table summarizes the stock-based compensation expense recorded for the three and six months ended June 30, 2007 and 2008 by expense line item (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2007	2008	2007	2008

Instruction and educational support	$178	$365	$343	$693
Selling and promotion	160	229	306	437
General and administration	2,193	2,217	4,391	4,909

Stock-based compensation expense included in operating expense	2,531	2,811	5,040	6,039
Tax benefit	961	1,068	1,914	2,294

Stock-based compensation expense, net of tax	$1,570	$1,743	$3,126	$3,745

6.	Investments in Marketable Securities

At June 30, 2008, most of the Company’s excess cash was invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the fund’s underlying securities. As of June 30, 2008, the Company had a total of $30 million invested in the short-term tax-exempt bond fund. The investments are considered “available-for-sale” as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

The Company periodically evaluates whether any declines in the fair value of investments are other-than-temporary. This evaluation consists of a review of several factors, including but not limited to: the length of time and extent that a security has been in an unrealized loss position; the existence of an event that would impair the issuer’s future earnings potential; the near-term prospects for recovery of the market value of a security; and the intent and ability of the Company to hold the security until the market value recovers. Declines in value below cost for investments where it is considered probable that all contractual terms of the investment will be satisfied, due primarily to changes in market demand (and not because of increased credit risk), and where the Company intends and has the ability to hold the investment for a period of time sufficient to allow a market recovery, are not assumed to be other-than-temporary.

7.	Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses and renovating existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2007 and June 30, 2008, the Company had deferred lease incentives of $3.9 million.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Schedule Rent Increases, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2007 and June 30, 2008, the Company had deferred lease obligations of $4.6 million and $4.8 million, respectively.

Deferred Gain

In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which was $2.4 million and $2.2 million at December 31, 2007 and June 30, 2008, respectively, is recorded as a long-term liability.

8.	Income Taxes

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at June 30, 2008 are immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions in which the Company is subject.

9.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted this standard for financial assets and liabilities in the current year without any material impact to the financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. The Company adopted this standard for financial assets and liabilities in the current year without any material impact to the financial statements.

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

Additional Information

We maintain a website at http://www.strayereducation.com. The information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q, and our web address is included as an inactive textual reference only. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Results of Operations

In the second quarter of 2008, the Company generated $97.9 million in revenue, an increase of 24% compared to the same period in 2007, as a result of average enrollment growth of 19% and a 5% tuition increase at the beginning of 2008. Income from operations was $33.6 million for the second quarter of 2008, an increase of 28% compared to the same period in 2007. Net income was $21.3 million in the second quarter of 2008, an increase of 23%, compared to the same period in 2007. Diluted earnings per share was $1.50 for the second quarter of 2008 compared to $1.20 for the same period in 2007, an increase of 25%.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Enrollment.  Enrollment at Strayer University for the 2008 spring term, which began April 7, 2008 and ended June 23, 2008, increased 19% to 37,733 students compared to 31,656 for the same term in 2007. Across the Strayer University campus and online system, new student enrollments increased 28% and continuing student enrollments increased 17%. Global online enrollments increased 45%. Students taking 100% of their classes online (including campus based students) increased 23%. The total number of students taking at least one course online in the 2008 spring term increased 21% to 27,064.

Revenues.  Revenues increased 24% from $78.9 million in the second quarter of 2007 to $97.9 million in the second quarter of 2008 principally due to a 19% increase in average enrollment and a 5% tuition increase implemented at the beginning of 2008.

Instruction and educational support expenses.  Instruction and educational support expenses increased $6.2 million, or 23%, from $26.7 million in the second quarter of 2007 to $32.9 million in the second quarter of 2008. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $1.9 million, $1.7 million, and $1.6 million, respectively. Instruction and educational support expenses as a percentage of revenues decreased to 33.6% in the second quarter of 2008 from 33.9% in the second quarter of 2007 largely attributable to faculty costs growing at a lower rate than tuition revenue.

Selling and promotion expenses.  Selling and promotion expenses increased $3.5 million, or 27%, from $13.2 million in the second quarter of 2007 to $16.7 million in the second quarter of 2008. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. Selling and promotion expenses as a percentage of revenues increased from 16.7% in the second quarter of 2007 to 17.1% in the second quarter of 2008. In the second quarter of 2008, the Company opened two campuses in new markets compared to no new campuses in the second quarter of 2007.

General and administration expenses.  General and administration expenses increased $2.1 million, or 16%, from $12.6 million in the second quarter of 2007 to $14.7 million in the second quarter of 2008. This increase was principally due to increased employee compensation and higher information technology related expenses, which increased $1.0 million and $0.4 million, respectively. General and administration expenses as a percentage of revenues decreased to 15.0% in the second quarter of 2008 from 16.0% in the second quarter of 2007 primarily due to bad debt expense, which decreased from 3.5% of revenues to 2.8% of revenues.

Income from operations.  Income from operations increased $7.2 million, or 28%, from $26.4 million in the second quarter of 2007 to $33.6 million in the second quarter of 2008 due to the aforementioned factors.

Investment and other income.  Investment and other income decreased $0.8 million, or 52%, from $1.6 million in the second quarter of 2007 to $0.8 million in the second quarter of 2008. The decrease was mostly attributable to lower investment yields as well as lower average cash and investment balances.

Provision for income taxes.  Income tax expense increased $2.5 million, or 23%, from $10.6 million in the second quarter of 2007 to $13.1 million in the second quarter of 2008, primarily due to the increase in income before taxes attributable to the factors discussed above. The Company’s effective tax rate was 38% for the second quarter of 2008, the same rate as for the second quarter of 2007.

Net income.  Net income increased $3.9 million, or 23%, from $17.4 million in the second quarter of 2007 to $21.3 million in the second quarter of 2008 because of the factors discussed above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Enrollment.  Average enrollment increased 18% to 37,528 students for the six months ended June 30, 2008 compared to 31,903 students for the same period in 2007.

Revenues.  Revenues increased 23% from $159.1 million in the six months ended June 30, 2007 to $195.0 million in the six months ended June 30, 2008, principally due to a 18% increase in average enrollment and a 5% tuition increase implemented at the beginning of 2008.

Instruction and educational support expenses.  Instruction and educational support expenses increased $11.6 million, or 22%, from $53.0 million in the six months ended June 30, 2007 to $64.6 million in the six months ended June 30, 2008. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $3.5 million, $3.2 million, and

$2.5 million, respectively. These expenses as a percentage of revenues decreased slightly from 33.3% in the six months ended June 30, 2007 to 33.1% for the six months ended June 30, 2008.

Selling and promotion expenses.  Selling and promotion expenses increased $5.7 million, or 22%, from $26.1 million in the six months ended June 30, 2007 to $31.8 million in the six months ended June 30, 2008. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. These expenses as a percentage of revenues decreased slightly from 16.4% in the six months ended June 30, 2007 to 16.3% for the six months ended June 30, 2008.

General and administration expenses.  General and administration expenses increased $4.7 million, or 19%, from $24.8 million in the six months ended June 30, 2007 to $29.5 million in the six months ended June 30, 2008. This increase was principally due to increased employee compensation and related expenses, higher information technology expenses, and higher stock-based compensation expense, which increased $1.2 million, $0.8 million, and $0.5 million, respectively. General and administration expenses as a percentage of revenues decreased from 15.6% in the six months ended June 30, 2007 to 15.1% in the six months ended June 30, 2008.

Income from operations.  Income from operations increased $13.9 million, or 25%, from $55.3 million in the six months ended June 30, 2007 to $69.2 million in the six months ended June 30, 2008 due to the aforementioned factors.

Investment and other income.  Investment and other income decreased $0.2 million, or 6.6%, from $3.0 million in the six months ended June 30, 2007 to $2.8 million in the six months ended June 30, 2008. This decrease was primarily attributable to lower investment yields and a lower average cash balance, mostly offset by a gain in marketable securities of $0.8 million recognized in 2008.

Provision for income taxes.  Income tax expense increased $4.9 million, or 23%, from $22.2 million in the six months ended June 30, 2007 to $27.1 million in the six months ended June 30, 2008, primarily due to the increase in income before taxes discussed above. The Company’s effective tax rate was 37.7% for the six months ended June 30, 2008, compared to 38.0% for the six months ended June 30, 2007.

Net income.  Net income increased $8.6 million, or 24%, from $36.2 million in the six months ended June 30, 2007 to $44.8 million in the six months ended June 30, 2008 because of the factors discussed above.

Liquidity and Capital Resources

At June 30, 2008, the Company had cash, cash equivalents and marketable securities of $118.4 million compared to $171.3 million at December 31, 2007 and $168.5 million at June 30, 2007. Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. During the three months ended March 31, 2008, the Company sold its investment in the short-term, tax exempt bond fund, which resulted in a gain before tax of $0.8 million. During the three months ended June 30, 2008, the Company invested $30 million in the same fund. At June 30, 2008, the 492 issues in this fund had an average credit rating of AA+, an average maturity and an average duration of 1.2 years, as well as an average yield to maturity of 2.6%. The Company had no debt as of December 31, 2007 and June 30, 2008.

For the six months ended June 30, 2008, the Company generated $43.5 million of net cash from operating activities compared to $44.6 million for the same period in 2007. The Company’s cash flow from operations for the first six months of 2008 compared to the first six months of 2007 was negatively affected by the timing of employee stock option exercises. That negative timing effect is expected to reverse itself in the third quarter of 2008. Capital expenditures were $10.0 million for the six months ended June 30, 2008 compared to $7.4 million for the same period in 2007. During the six months ended June 30, 2008, the Company paid regular, quarterly dividends totaling $10.7 million ($.375 per share for each dividend) and a special dividend of $28.9 million ($2.00 per share). The Company also received $10.3 million upon the exercise of 223,000 stock options. During the three months ended June 30, 2008, the Company invested $13.0 million for the repurchase of 66,599 shares of stock at an average price of $195.45 per share as part of a previously announced stock repurchase authorization. The Company’s remaining authorization for stock repurchases was $12.6 million at June 30, 2008, having spent $69.3 million for repurchases in the six months ended June 30, 2008.

In the second quarter of 2008, bad debt expense as a percentage of revenues was 2.8% compared to 3.5% for the same period in 2007. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 12 days at the end of the second quarter of 2008, compared to 12 days at the end of the second quarter of 2007.

Currently, the Company invests its cash in bank overnight deposits, money market funds, and a short-term, tax exempt bond fund. In addition, the Company has available two $10.0 million credit facilities from two banks. There have been no borrowings by the Company under these credit facilities. The Company believes that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facilities, will be sufficient to meet the Company’s requirements for at least the next 12 months.

The table below sets forth our contractual commitments associated with operating leases as of June 30, 2008. Although they have historically been paid by the Company, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years

Operating leases	$135,943	$19,137	$39,661	$32,209	$44,936

New Campuses

Strayer University opened three new campuses in preparation for the fall academic term, all in new markets. Two of these new campuses are in the Ft. Lauderdale, Florida area. The third new campus is in Savannah, Georgia. These three new campuses, together with the six campuses opened earlier, complete the Company’s planned nine new campuses in 2008. The Company intends to announce in October the number of new campuses Strayer University plans to open in 2009.

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

Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2008, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

ITEM 4:	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of June 30, 2008, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

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

During the three months ended June 30, 2008, the Company used $13.0 million to repurchase shares of common stock under its repurchase program(1). The Company’s remaining authorization for common stock repurchases was $12.6 million at June 30, 2008. A summary of the Company’s share repurchases during the quarter is set forth below:

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs	programs ($ mil)

Beginning Balance (at 3/31/08)				$25.6
April	—	—	—	—
May	66,599	$195.45	66,599	(13.0)
June	—	—	—	—

Total (at 6/30/08)	66,599	$195.45	66,599	$12.6

(1)	The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matter to a Vote of Security Holders.

At the Annual Meeting of the Stockholders held on April 29, 2008, the following matters were submitted to a vote of our common stockholders:

Proposal

1. Election of directors:

	For	Withheld

Robert S. Silberman	13,066,387	123,129
Dr. Charlotte F. Beason	13,066,448	173,129
William E. Brock	13,229,685	9,892
David A. Coulter	13,147,078	92,499
Gary Gensler	13,230,004	9,573
Robert R. Grusky	13,229,846	9,731
Robert L. Johnson	13,229,947	9,630
Todd A. Milano	13,061,173	178,404
G. Thomas Waite, III	13,065,803	173,774
J. David Wargo	13,229,178	10,399

2. Ratification of Appointment of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008:

For	Against	Abstain

13,166,677	172,007	5,150

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAYER EDUCATION, INC.

By:	/s/ Mark C. Brown
Mark C. Brown
Executive Vice President and
Chief Financial Officer

Date: July 28, 2008

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