Form 10-Q
period 2008-09-30
STRAYER EDUCATION INC
filed 2008-10-31
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended September 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2008, there were outstanding 14,227,289 shares of Common Stock, par value $.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2007	2008
ASSETS
Current assets:
Cash and cash equivalents	$95,036	$66,866
Marketable securities available for sale, at fair value	76,299	50,222
Tuition receivable, net of allowances for doubtful accounts of $3,206 and $4,163 at December 31, 2007 and September 30, 2008, respectively	100,651	127,120
Income taxes receivable	—	458
Other current assets	4,097	6,656

Total current assets	276,083	251,322
Property and equipment, net	57,946	63,517
Deferred income taxes	8,830	12,204
Restricted cash	500	500
Other assets	419	483

Total assets	$343,778	$328,026

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,682	$15,885
Accrued expenses	3,303	4,215
Income taxes payable	4,754	—
Dividends payable	28,853	—
Unearned tuition	91,476	116,020
Other current liabilities	281	281

Total current liabilities	144,349	136,401
Long-term liabilities	10,922	11,822

Total liabilities	155,271	148,223

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,426,634 and 14,227,289 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	144	142
Additional paid-in capital	87,080	38,190
Retained earnings	101,102	141,677
Accumulated other comprehensive income (loss)	181	(206)

Total stockholders’ equity	188,507	179,803

Total liabilities and stockholders’ equity	$343,778	$328,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2008	2007	2008
Revenues	$69,813	$86,993	$228,881	$281,995

Costs and expenses:
Instruction and educational support	26,242	30,548	79,215	95,099
Selling and promotion	18,074	22,985	44,125	54,809
General and administration	12,439	15,209	37,185	44,671

Total costs and expenses	56,755	68,742	160,525	194,579

Income from operations	13,058	18,251	68,356	87,416
Investment and other income	1,763	905	4,783	3,726

Income before income taxes	14,821	19,156	73,139	91,142
Provision for income taxes	5,546	7,394	27,698	34,536

Net income	$9,275	$11,762	$45,441	$56,606

Net income per share:
Basic	$0.65	$0.84	$3.19	$4.03
Diluted	$0.64	$0.83	$3.13	$3.97
Weighted average shares outstanding:
Basic	14,280	14,001	14,250	14,035
Diluted	14,557	14,240	14,510	14,275
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2008	2007	2008
Net income	$9,275	$11,762	$45,441	$56,606
Other comprehensive income:
Unrealized gains (losses) on investments, net of taxes	177	(136)	119	(387)

Comprehensive income	$9,452	$11,626	$45,560	$56,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Total
Balance at December 31, 2006	14,293,584	$141	$87,487	$84,043	$(144)	$171,527
Exercise of stock options	341,667	3	13,687	—	—	13,690
Tax benefit from exercise of stock options	—	—	11,104	—	—	11,104
Repurchase of common stock	(157,914)	(2)	(19,994)	—	—	(19,996)
Restricted stock grants	21,618	3	(3)	—	—	—
Stock-based compensation	—	—	7,340	—	—	7,340
Common stock dividends	—	—	—	(13,617)	—	(13,617)
Change in net unrealized gains on marketable securities, net of income tax	—	—	—	—	119	119
Net income	—	—	—	45,441	—	45,441

Balance at September 30, 2007	14,498,955	$145	$99,621	$115,867	$(25)	$215,608

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2007	14,426,634	$144	$87,080	$101,102	$181	$188,507
Exercise of stock options	223,000	2	10,631	—	—	10,633
Tax benefit from exercise of stock options	—	—	11,498	—	—	11,498
Repurchase of common stock	(465,282)	(4)	(79,263)	—	—	(79,267)
Restricted stock grants	42,937	—	—	—	—	—
Stock-based compensation	—	—	8,244	—	—	8,244
Common stock dividends	—	—	—	(16,031)	—	(16,031)
Change in net unrealized (losses) on marketable securities, net of income tax	—	—	—	—	(387)	(387)
Net income	—	—	—	56,606	—	56,606

Balance at September 30, 2008	14,227,289	$142	$38,190	$141,677	$(206)	$179,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months
	ended September 30,
	2007	2008
Cash flows from operating activities:
Net income	$45,441	$56,606
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred rent	(28)	(289)
Amortization of gain on sale of assets	(29)	(211)
Gain on sale of marketable securities	—	(785)
Depreciation and amortization	6,235	7,720
Deferred income taxes	(4,523)	(3,558)
Stock-based compensation	7,340	8,244
Changes in assets and liabilities:
Tuition receivable, net	(17,067)	(26,469)
Other current assets	(3,781)	(2,124)
Other assets	(54)	(64)
Accounts payable	1,583	2,244
Accrued expenses	1,004	912
Income taxes payable	3,770	6,286
Excess tax benefits from stock-based payment arrangements	(11,104)	(11,498)
Unearned tuition	19,226	24,544
Deferred lease incentives	756	1,400

Net cash provided by operating activities	48,769	62,958

Cash flows from investing activities:
Purchases of property and equipment	(11,905)	(15,332)
Proceeds from the sale of property and equipment	5,754	—
Purchases of marketable securities	—	(50,561)
Proceeds from the sale of marketable securities	—	76,785

Net cash (used in) provided by investing activities	(6,151)	10,892

Cash flows from financing activities:
Regular common dividends paid	(13,617)	(16,031)
Special common dividends paid	—	(28,853)
Proceeds from exercise of stock options	13,690	10,633
Excess tax benefits from stock-based payment arrangements	11,104	11,498
Repurchase of common stock	(19,996)	(79,267)

Net cash (used in) financing activities	(8,819)	(102,020)

Net increase (decrease) in cash and cash equivalents	33,799	(28,170)
Cash and cash equivalents — beginning of period	52,663	95,036

Cash and cash equivalents — end of period	$86,462	$66,866

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$343	$308
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of September 30, 2007 and 2008 is unaudited.
1. Basis of Presentation
The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. and Strayer University, Inc. (the “University”), collectively referred to herein as the “Company”.
The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of September 30, 2007, December 31, 2007 and September 30, 2008 and for the three and nine months ended September 30, 2007 and 2008 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. The year end condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the nine months ended September 30, 2008 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, loan service and origination fees, textbook-related income and other income which are recognized when incurred.
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
2. Nature of Operations
Strayer Education, Inc., a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 60 physical campuses in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington, D.C. and worldwide via the Internet. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, the Company has only one reporting segment.

3. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At September 30, 2008, all issued and outstanding stock options were included in the calculation.
Set forth below is a reconciliation of shares used to compute net income per share (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2008	2007	2008
Weighted average shares outstanding used to compute basic net income per share	14,280	14,001	14,250	14,035
Incremental shares issuable upon the assumed exercise of stock options	158	61	169	64
Unvested restricted stock	119	178	91	176

Shares used to compute diluted net income per share	14,557	14,240	14,510	14,275

4. Credit Facilities
The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of no more than 0.75% above the London Interbank Offered Rate. There was no outstanding balance and there were no fees payable on either facility as of September 30, 2008. An unsecured letter of credit in the amount of $1.4 million, which expires in July 2009, was issued by the University in June 2008, in favor of the U.S. Department of Education in connection with its annual review of the University’s student lending activities.
5. Stockholders’ Equity
Common stock
A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2007 and September 30, 2008, the Company had 14,426,634 and 14,227,289 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2008, the Company will increase the annual cash dividend from $1.50 to $2.00 per share, or from $0.375 to $0.50 per share quarterly.

Stock-based compensation
In January 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2008 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are based on historical experience.
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
Stock-based compensation plans
In July 1996, the Company’s stockholders approved 1,500,000 shares of common stock for grants under the Company’s 1996 Stock Option Plan. This plan was amended by the stockholders at the May 2001 Annual Stockholders’ Meeting and at the May 2005 Annual Stockholders’ Meeting to increase the number of shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively (as amended, the “Plan”). A total of 3,000,000 shares have therefore been approved for grants under the Plan. The Plan was again amended at the May 2006 Annual Stockholders’ Meeting to authorize a one-time exchange of stock options for restricted stock by employees (excluding the five highest compensated executive officers) and to permit restricted stock and cash awards to qualify for favorable tax treatment under Section 162(m) of the Internal Revenue Code. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options and restricted stock to employees, officers and directors of the Company. Options and restricted stock may be granted to eligible employees, officers or directors of the Company at the discretion of the Board of Directors. Vesting provisions are also at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years. In 2006, the Company determined that grants of restricted stock are generally preferable to grants of stock options.
In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. In July 2008, the Company’s Board of Directors approved an amendment to the ESPP to extend the term for an additional 10 years until May 18, 2018, subject to approval by the stockholders of the Company at the 2009 annual meeting of stockholders.
In February 2006, the Company’s Board of Directors approved cash payments to the holders of vested stock options in an amount equivalent to the Company’s common stock dividends. These cash payments are remitted on the same dates as the Company’s dividends and amounted to approximately $81,000 and $6,000 for the three months ended September 30, 2007 and 2008, respectively, and approximately $282,000 and $557,000 for the nine months ended September 30, 2007 and 2008, respectively.
In February 2008, the Company’s Board of Directors approved a grant of 42,536 shares of restricted stock to certain employees. These shares vest over a 3-5 year period. The Company’s stock price closed at $162.10 on the date of the restricted stock grant.
In April 2008, the Company awarded 2,617 shares of restricted stock to various non-employee members of the Company’s Board of Directors as part of its annual director compensation program. The Company’s stock price closed at $179.89 on the date of this restricted stock grant.
The table below sets forth the stock option activity for the nine months ended September 30, 2008 and other stock option information at September 30, 2008:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Number	exercise	contractual	intrinsic value(1)
	of shares	price	life (yrs.)	(in thousands)
Balance, December 31, 2007	390,084	$71.35	2.6	$38,710
Grants	—	—
Exercises	(223,000)	47.68
Forfeitures	—	—

Balance, September 30, 2008	167,084	$102.98	4.0	$16,253

Vested, September 30, 2008	16,667	$64.22	1.0	$2,267
Exercisable, September 30, 2008	16,667	$64.22	1.0	$2,267

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the respective quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the respective quarter. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The following table summarizes information regarding share-based payment arrangements for the nine months ended September 30, 2007 and 2008 (in thousands):

	For the nine months ended
	September 30,
	2007	2008
Proceeds from stock options exercised	$13,690	$10,633
Excess tax benefits related to stock options exercised and vested restricted stock	$11,104	$11,498
Intrinsic value of stock options exercised (1)	$29,126	$28,581

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.
The following table summarizes information about the stock options to purchase the Company’s common stock at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		average
	Number	remaining	Weighted-	Number	Weighted-
	outstanding	contractual life	average	exercisable at	average
Exercise prices	at 9/30/08	(yrs.)	exercise price	9/30/08	exercise price
$61.81	10,000	0.6	$61.81	10,000	$61.81
$67.84	6,667	1.6	$67.84	6,667	$67.84
$107.28	150,417	4.4	$107.28	—	—

	167,084	4.0	$102.98	16,667	$64.22
The table below sets forth the restricted stock activity for the nine months ended September 30, 2008:

		Weighted-
	Number	average
	of shares	grant price
Balance, December 31, 2007	225,642	$103.97
Grants	45,153	154.63
Vested shares	(15,006)	81.43
Forfeitures	(2,216)	115.73

Balance, September 30, 2008	253,573	$119.17
At September 30, 2008, total stock-based compensation cost which has not yet been recognized was $9.9 million, representing $9.3 million for unvested restricted stock and $0.6 million for unvested stock options. This cost is expected to be recognized over the next 37 months on a weighted-average basis.

Valuation and Expense Information Under SFAS 123(R)
The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2007 and 2008 by expense line item (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2007	2008	2007	2008
Instruction and educational support	$167	$263	$510	$955
Selling and promotion	164	215	470	652
General and administration	2,248	2,285	6,639	7,195

Stock-based compensation expense included in operating expense	2,579	2,763	7,619	8,802
Tax benefit	980	1,050	2,895	3,345

Stock-based compensation expense, net of tax	$1,599	$1,713	$4,724	$5,457

6. Investments in Marketable Securities
At September 30, 2008, most of the Company’s excess cash was invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the fund’s underlying securities. As of September 30, 2008, the Company had a total of $50 million invested in the short-term tax-exempt bond fund. The investments are considered “available-for-sale” as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.
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
7. Long-Term Liabilities
Lease Incentives
In conjunction with the opening of new campuses and renovating existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with Financial Accounting Standards Board (“FASB”) Technical

Bulletin No. 88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2007 and September 30, 2008, the Company had deferred lease incentives of $3.9 million and $4.6 million, respectively.
Lease Obligations
In accordance with the FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Schedule Rent Increases, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2007 and September 30, 2008, the Company had deferred lease obligations of $4.6 million and $5.0 million, respectively.
Deferred Gain
In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which was $2.4 million and $2.2 million at December 31, 2007 and September 30, 2008, respectively, is recorded as a long-term liability.
8. Income Taxes
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at September 30, 2008 was immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2005-2007 remain open to examination by the major taxing jurisdictions in which the Company is subject.
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
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This staff position sets forth requirements related to certain share-based payment awards that entitle holders to receive non-forfeitable dividends before they vest and will also be treated as participating securities in basic and diluted EPS calculations. FSP EITF 03-6-1 is effective for the first fiscal year beginning after December 15, 2008. We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated financial statements.

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
Results of Operations
In the third quarter of 2008, the Company generated $87.0 million in revenue, an increase of 25% compared to the same period in 2007, as a result of average enrollment growth of 20% and a 5% tuition increase at the beginning of 2008. Income from operations was $18.3 million for the third quarter of 2008, an increase of 40% compared to the same period in 2007. Net income was $11.8 million in the third quarter of 2008, an increase of 27%, compared to the same period in 2007. Diluted earnings per share was $0.83 for the third quarter of 2008 compared to $0.64 for the same period in 2007, an increase of 30%.
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Enrollment. Enrollment at Strayer University for the 2008 summer term, which began June 30, 2008 and ended September 15, 2008, increased 20% to 34,176 students compared to 28,461 for the same term in 2007. Across the Strayer University campus and online system, new student enrollments increased 17% and continuing student enrollments increased 21%. Global online enrollments increased 51%. Students taking 100% of their classes online (including campus based students) increased 23%. The total number of students taking at least one course online in the 2008 summer term increased 22% to 25,166.
Revenues. Revenues increased 25% to $87.0 million in the third quarter of 2008 from $69.8 million in the third quarter of 2007 principally due to a 20% increase in average enrollment and a 5% tuition increase implemented at the beginning of 2008. The Company has announced a similar tuition increase effective January 2009.
Instruction and educational support expenses. Instruction and educational support expenses increased $4.3 million, or 16%, to $30.5 million in the third quarter of 2008 from $26.2 million in the third quarter of 2007. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $1.5 million, $0.1 million, and $1.2 million, respectively. Instruction and educational support expenses as a percentage of revenues decreased to 35.1% in the third quarter of 2008 from 37.6% in the third quarter of 2007 largely attributable to faculty costs growing at a lower rate than tuition revenue.
Selling and promotion expenses. Selling and promotion expenses increased $4.9 million, or 27%, to $23.0 million in the third quarter of 2008 from $18.1 million in the third quarter of 2007. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. Selling and promotion expenses as a percentage of revenues increased to 26.4% in the third quarter of 2008 from 25.9% in the third quarter of 2007.
General and administration expenses. General and administration expenses increased $2.8 million, or 22%, to $15.2 million in the third quarter of 2008 from $12.4 million in the third quarter of 2007. This increase was principally due to increased employee compensation and related expenses, and higher bad debt expense, which increased $1.5 million and $0.7 million, respectively. General and administration expenses as a percentage of revenues decreased slightly to 17.5% in the third quarter of 2008 from 17.8% in the third quarter of 2007.
Income from operations. Income from operations increased $5.2 million, or 40%, to $18.3 million in the third quarter of 2008 from $13.1 million in the third quarter of 2007 due to the aforementioned factors.
Investment and other income. Investment and other income decreased $0.9 million, or 49%, to $0.9 million in the third quarter of 2008 from $1.8 million in the third quarter of 2007. The decrease was mostly attributable to lower investment yields as well as lower average cash and investment balances.
Provision for income taxes. Income tax expense increased $1.9 million, or 33%, to $7.4 million in the third quarter of 2008 from $5.5 million in the third quarter of 2007, primarily due to the increase in income before taxes attributable to the factors discussed above. The Company’s effective tax rate was 38.6% for the third quarter of 2008, an increase compared to 37.4% for the third quarter of 2007, resulting primarily from lower income from investments in tax-exempt securities.

Net income. Net income increased $2.5 million, or 27%, to $11.8 million in the third quarter of 2008 from $9.3 million in the third quarter of 2007 because of the factors discussed above.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Enrollment. Average enrollment increased 18% to 36,411 students for the nine months ended September 30, 2008 compared to 30,756 students for the same period in 2007.
Revenues. Revenues increased 23% to $282.0 million in the nine months ended September 30, 2008 from $228.9 million in the nine months ended September 30, 2007, principally due to an 18% increase in average enrollment and a 5% tuition increase implemented at the beginning of 2008.
Instruction and educational support expenses. Instruction and educational support expenses increased $15.9 million, or 20%, to $95.1 million in the nine months ended September 30, 2008 from $79.2 million in the nine months ended September 30, 2007. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $4.9 million, $3.4 million, and $3.8 million, respectively. These expenses as a percentage of revenues decreased to 33.7% for the nine months ended September 30, 2008 from 34.6% in the nine months ended September 30, 2007.
Selling and promotion expenses. Selling and promotion expenses increased $10.7 million, or 24%, to $54.8 million in the nine months ended September 30, 2008 from $44.1 million in the nine months ended September 30, 2007. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. These expenses as a percentage of revenues increased slightly to 19.4% for the nine months ended September 30, 2008 from 19.3% for the nine months ended September 30, 2007.
General and administration expenses. General and administration expenses increased $7.5 million, or 20%, to $44.7 million in the nine months ended September 30, 2008 from $37.2 million in the nine months ended September 30, 2007. This increase was principally due to increased employee compensation and related expenses, higher information technology expenses, and higher bad debt expense, which increased $2.7 million, $0.9 million, and $1.1 million, respectively. General and administration expenses as a percentage of revenues decreased to 15.8% in the nine months ended September 30, 2008 from 16.2% in the nine months ended September 30, 2007.
Income from operations. Income from operations increased $19.0 million, or 28%, to $87.4 million in the nine months ended September 30, 2008 from $68.4 million in the nine months ended September 30, 2007 due to the aforementioned factors.
Investment and other income. Investment and other income decreased $1.1 million, or 22%, to $3.7 million in the nine months ended September 30, 2008 from $4.8 million in the nine months ended September 30, 2007. This decrease was primarily attributable to lower investment yields and a lower average cash balance, partly offset by a gain on the sale of marketable securities of $0.8 million recognized in 2008.

Provision for income taxes. Income tax expense increased $6.8 million, or 25%, to $34.5 million in the nine months ended September 30, 2008 from $27.7 million in the nine months ended September 30, 2007, primarily due to the increase in income before taxes discussed above. The Company’s effective tax rate was 37.9% for the nine months ended September 30, 2008, as well as for the nine months ended September 30, 2007.
Net income. Net income increased $11.2 million, or 25%, to $56.6 million in the nine months ended September 30, 2008 from $45.4 million in the nine months ended September 30, 2007 because of the factors discussed above.
Liquidity and Capital Resources
At September 30, 2008, the Company had cash, cash equivalents and marketable securities of $117.1 million compared to $171.3 million at December 31, 2007 and $162.4 million at September 30, 2007. Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. During the nine months ended September 30, 2008, the Company sold its investment in the short-term, tax exempt bond fund, which resulted in a gain before tax of $0.8 million. During the nine months ended September 30, 2008, the Company invested $50 million in the same fund. At September 30, 2008, the 550 issues in this fund had an average credit rating of AA, an average maturity of 1.2 years and an average duration of 1.1 years, as well as an average yield to maturity of 3.8%. The Company had no debt as of December 31, 2007 and September 30, 2008.
For the nine months ended September 30, 2008, the Company generated $63.0 million of net cash from operating activities compared to $48.8 million for the same period in 2007. Capital expenditures were $15.3 million for the nine months ended September 30, 2008 compared to $11.9 million for the same period in 2007. During the nine months ended September 30, 2008, the Company paid regular, quarterly dividends totaling $16.0 million ($0.375 per share for each dividend) and a special dividend of $28.9 million ($2.00 per share). Commencing in the fourth quarter of 2008, the Company will increase the annual dividend from $1.50 to $2.00 per share, or from $0.375 to $0.50 per share quarterly. The Company also received $10.6 million upon the exercise of 223,000 stock options. During the three months ended September 30, 2008, the Company invested $10.0 million for the repurchase of 45,600 shares of stock at an average price of $218.92 per share as part of a previously announced stock repurchase authorization. The Company’s remaining authorization for stock repurchases was $2.6 million at September 30, 2008, having invested $79.3 million for repurchases in the nine months ended September 30, 2008. On October 28, 2008, the Company’s Board of Directors amended the share repurchase program to authorize the repurchase of up to $100 million in value of the Company’s common stock over the next 14 months.
In the third quarter of 2008, bad debt expense as a percentage of revenues was 3.7% compared to 3.5% for the same period in 2007. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 13 days at the end of the third quarter of 2008, compared to 12 days at the end of the third quarter of 2007.
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
The table below sets forth our contractual commitments associated with operating leases as of September 30, 2008. Although they have historically been paid by the Company, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$135,216	$19,969	$40,407	$32,067	$42,773
New Campuses/Second Global Online Operations Center
The Company is planning to open 11 new campuses and a second Global Online Operations Center in 2009. The first two campuses, located in the new markets of Augusta, Georgia and Huntsville, Alabama, are currently scheduled to open for the 2009 winter term start of classes. The second Global Online Operations Center will be located in Salt Lake City, Utah and will open for the 2009 summer term start of classes.

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
Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2008, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
ITEM 4: CONTROLS AND PROCEDURES
a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of September 30, 2008, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2008, the Company invested $10 million to repurchase shares of common stock under its repurchase program. The Company’s remaining authorization for common stock repurchases was $2.6 million at September 30, 2008. On October 28, 2008, the Company’s Board of Directors amended the share repurchase program to authorize the repurchase of up to $100 million in value of the Company’s common stock over the next 14 months. A summary of the Company’s share repurchases during the quarter is set forth below:

Approximate
dollar value of
			Total number of	shares that
			shares	may yet be
	Total		purchased as	purchased
	number of	Average	part of publicly	under the plans
	shares	price paid	announced plans	or programs
	purchased	per share	or programs	($mil) (1)
Beginning Balance (at 6/30/08)				$12.6
July	—	—	—	—
August	45,600	$218.92	45,600	(10.0)
September	—	—	—	—

Total (at 9/30/08)	45,600	$218.92	45,600	$2.6

(1)	The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date, most recently on October 28, 2008 as described above.
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
Date: October 31, 2008

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