Form 10-K
period 2008-12-31
STRAYER EDUCATION INC
filed 2009-02-17
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.9 billion.

The total number of shares of common stock outstanding as of January 30, 2009 was 14,089,189.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2008 fiscal year) are incorporated by reference into Part III of this Report.

STRAYER EDUCATION, INC.

FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

This document and the documents incorporated by reference herein include “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, the statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We have typically used the words “may,” “will,” “expect,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this document and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to many risks, uncertainties and assumptions, including, among other things:

•	the pace of growth of student enrollment;

•	our continued compliance with Title IV of the Higher Education Act and the regulations thereunder, as well as state regulatory requirements and accrediting agency requirements;

•	risks related to the timing of regulatory approvals;

•	competitive factors;

•	our ability to continue to implement our online growth strategy;

•	risks associated with the opening of new campuses;

•	risks associated with the offering of new educational programs and adapting to other program changes;

•	risks associated with the acquisition of existing educational institutions;

•	risks associated with the ability of our students to finance their education in a timely manner; and

•	general economic and market conditions.

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Item 1A (“Risk Factors”) below and elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements.

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

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, and public administration at 65 physical campuses in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, West Virginia, and Washington, D.C. As of December 31, 2008, we had more than 44,000 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States”), one of the six regional collegiate accrediting agencies recognized by the U.S. Secretary of Education. As part of its program offering, the University also offers classes online via the Internet, providing its working adult students a flexible and convenient alternative. Strayer University, with its online offerings, attracts students from around the country and throughout the world.

Over the last several years, we have experienced significant growth, primarily by expanding geographically by opening new campuses. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C., to 65 campuses in 14 states and Washington, D.C. Our mission is to serve working adults’ demand for post-secondary education. We accomplish this by opening new campuses in the promising areas in those states in which we currently operate physical campuses, as well as by expanding into contiguous states that exhibit strong demand for adult education in business and information technology programs. We have opened 51 of our campuses since the beginning of 2001 and currently plan to open 11 new campuses in 2009, including five already opened. We have also developed a robust online education program. Since receiving regulatory approval to offer our degree programs online in 1997, our online programs have experienced rapid growth, with over 32,000 students enrolled in at least one class online during the 2008 fall term. To better serve students who do not reside or work near one of our physical campus locations, we plan to open a second Global Online Operations Center in 2009.

In May 2001, we hired a new senior management team, made significant investments in information technology infrastructure to support planned growth in our online programs, and embarked on a long term program to open new campuses in areas where there is a strong demand for adult education. As a result of these efforts, between 2000 and 2008 our revenues grew 23% on a compound annual basis, as our revenues increased from $78 million in 2000 to $396 million in 2008. During the same period, diluted earnings per share grew at a compound annual rate of 19% including the impact of stock-based compensation which we began recording in 2006, as we continued to invest heavily in our various initiatives to serve working adult students. For more information relating to our revenues, profits and total assets, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Company Strengths

We have a 117-year operating history and a track record of providing practical and convenient education programs for working adults. We believe the following strengths position us to capitalize on the growing demand for post-secondary education among working adults:

•	Consistent operating history. We have been in continuous operation since 1892 and have demonstrated an ability to operate consistently and grow profitably. Our enrollment and revenue have grown each year since our initial public offering in 1996.

•	Practical and diversified curricula. We offer core curricula in stable, high-demand areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our working adult students and their employers by regularly refining and updating our existing educational programs. Additionally, we replicate programs that are successful in a given campus at additional locations throughout our network of campuses. Strayer University currently offers 91 different degree, diploma and certificate programs, including emphases and concentrations, to its students.

•	Focus on working adults pursuing degree programs. We focus on serving working adults who are pursuing college degrees in order to advance their career and employment opportunities. We believe this is an attractive market within the post-secondary education sector due to the growing number of adult students enrolling in post-secondary education programs and the highly motivated nature of adult students. We consider adult students to be our primary customers, with the various business and government organizations that provide tuition assistance to their employees as our secondary customers. In addition, we believe that the structure of our curriculum, featuring associate, bachelor’s and graduate-level degree programs, encourages students to continue their education and results in extended periods of student enrollment which positively impacts the visibility and predictability of our future revenues. Approximately 92% of our students were enrolled in degree programs for the 2008 fall term.

•	Flexible program offerings. We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year. Additionally, we developed online programs to enable students to pursue a degree partially or entirely via the Internet, thereby increasing the convenience, accessibility and flexibility of our educational programs. Approximately 72% of our students enrolled for the 2008 fall term were taking at least one course online. We believe that these flexible offerings distinguish us from many traditional universities that currently do not effectively address the special requirements of working adults.

•	Attractive and convenient campus locations. Our campuses are located in growing metropolitan areas, mostly in the Mid-Atlantic and Southern regions where there are large populations of working adults with demographic characteristics similar to those of our typical students. Strayer University’s campuses are attractive and modern, offering conducive learning environments in convenient locations.

•	Established brand name and alumni support. With a 117-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional recruitment opportunities for students.

•	Strong owner-oriented management team. In connection with our recapitalization in 2001, we developed a new growth strategy and hired a new senior management team to implement this strategy. As described below, under the leadership of Robert S. Silberman, our Chairman and Chief Executive Officer, we embarked on various initiatives to serve the working adult market by expanding our campuses and developing an online learning platform. In addition, all of our senior officers have made investments in Strayer through outright share purchases, in addition to any compensatory stock awards.

Company Strategy

Our goal is to be a leading, nationwide provider of high quality post-secondary education programs for working adults primarily in the areas of business administration, accounting and information technology. We have identified the following factors as key to executing our growth strategy:

•	Maintain stable enrollment in our mature markets. We have 37 mature campuses (those in operation for more than three years) out of a total number of 65 campuses (including two new campuses opened for the 2009 winter term in Augusta, Georgia and Huntsville, Alabama and three new campuses opened for the 2009 spring term in Allentown, Pennsylvania; Charleston, West Virginia; and Salt Lake City, Utah). Our goal is to maintain stable campus enrollments in our mature markets, while increasing revenues by continuing market-based tuition increases.

•	Open new campuses. Our goal is to open new campuses every year by meeting unmet demand in states in which we currently operate physical campuses, and by expanding into contiguous states that exhibit strong demand for adult education in business and information technology programs. Since our initial public offering in 1996, we have grown from eight campuses to 65 campuses while expanding into 14 states and Washington, D.C. The Company has opened 51 new campuses since the beginning of 2001. These campuses are set forth in the table below:

New Campuses Opened
(since the beginning of 2001)

2001	Baltimore, MD (Owings Mills Campus)
Norfolk, VA (Chesapeake Campus)
Norfolk, VA (Newport News Campus)

2002	Charlotte, NC (North Charlotte Campus)
Charlotte, NC (South Charlotte Campus)
Raleigh-Durham, NC (Cary Campus)

2003	Memphis, TN (Thousand Oaks Campus)
Nashville, TN
Raleigh-Durham, NC (North Raleigh Campus)
Philadelphia, PA (Lower Bucks Campus)
Philadelphia, PA (Delaware County Campus)

2004	Greenville, SC
Memphis, TN (Shelby Oaks Campus)
Atlanta, GA (Cobb County Campus)
Atlanta, GA (Chamblee Campus)
Philadelphia, PA (King of Prussia Campus)

2005	Tampa, FL (Tampa East Campus)
Tampa, FL (Tampa West Campus)
Greensboro, NC
Columbia, SC
Atlanta, GA (Morrow Campus)

2006	Wilmington, DE
Philadelphia, PA (Center City Campus)
Pittsburgh, PA (Penn Center West Campus)
Pittsburgh, PA (Cranberry Woods Campus)
Norfolk, VA (Virginia Beach Campus)
Atlanta, GA (Roswell Campus)
Charleston, SC
Birmingham, AL

2007	Louisville, KY
Lexington, KY
Orlando, FL (Maitland Campus)
Orlando, FL (Orlando East Campus)
Atlanta, GA (Douglasville Campus)
Cherry Hill, NJ
Willingboro, NJ
Knoxville, TN

2008	Charlotte, NC (Huntersville Campus)
Raleigh, NC (Garner Campus)
Atlanta, GA (Lithonia Campus)
Orlando, FL (Sandlake Campus)
Jacksonville, FL
Palm Beach, FL
Ft. Lauderdale, FL
Ft. Lauderdale, FL (Coral Springs Campus)
Savannah, GA

2009 (to date)	Augusta, GA
Huntsville, AL
Allentown, PA
Charleston, WV
Salt Lake City, UT

In 2009, we plan to open a total of 11 new campuses. Two of the planned new campuses were opened in Augusta, Georgia and Huntsville, Alabama for the 2009 winter term. Another three campuses have been opened for the 2009 spring term in Allentown, Pennsylvania; Charleston, West Virginia; and Salt Lake City, Utah. The locations of the remaining six campuses planned for this year will be announced after all necessary regulatory approvals are obtained.

We continue to apply to operate in other states generally adjacent to our current operating region and expect to pursue approvals in those states and open campuses in favorable demographic locations in such states as part of our multi-year expansion plan, with our ultimate goal to become a nationwide university.

•	Expand Online. We actively market our online programs to students throughout the U.S. and to international students on a global basis. Strayer has demonstrated its success with both asynchronous (“on demand”) and synchronous (“real time”) course offerings that are favored by working adult students because of their quality and convenience. We believe that the added flexibility of being able to offer both traditional and online courses allows us to better serve our working adult students. Due to the convenience and flexibility of online courses, particularly in the asynchronous format, this medium has rapidly grown in acceptance and is expected to continue to grow. There were over 32,000 students taking at least one online course for the 2008 fall term. We intend to make additional investments in our online programs to support the continued growth in this area, including opening a second Global Online Operations Center in Salt Lake City, Utah planned for 2009.

•	Develop corporate/institutional alliances. We believe we are well positioned to pursue significant opportunities in the large corporate/institutional market. Our convenient evening, weekend and online courses provide an attractive solution for the education and training needs of employers and their employees. We currently have employer agreements or billing arrangements of various types with many corporations and government organizations, including Bank of America, FedEx Inc., Northrop Grumman, SAIC, Sodexo USA, UPS, FBI, United States Postal Service, Verizon, Verizon Wireless and Wachovia. We are actively working with other corporations and institutions, such as community colleges, to increase the number of such arrangements and to further develop existing relationships. These relationships, once established, provide an ongoing source of new and continuing students.

•	Optimize the use of stockholders’ capital. We compare all uses of our capital (including but not limited to organic growth investments, acquisitions, share repurchases and dividends) in terms of return on our owners’ capital and enhancing shareholder value. In 2008, we repurchased approximately 600,000 shares of our common stock and increased our annual dividend from $1.50 to $2.00 per share, effective December 2008. We periodically evaluate opportunities to acquire other providers of post-secondary education. Currently, we have no commitments with regard to potential acquisitions.

Strayer University

Curriculum

Strayer University offers business, information technology and professional-oriented curricula to equip students with specialized and practical knowledge and skills for careers in business, industry and government. Our Academic School Deans and Program Curriculum Committees regularly review and revise the University’s course offerings to improve the educational programs and respond to competitive changes in job markets. We regularly evaluate new programs and degrees to ensure that we stay current with the needs of our students and their employers.

Strayer University offers programs in the following areas:

Graduate Programs	Undergraduate Programs

• Master of Business Administration (M.B.A.) Degree* • Master of Education (M.Ed.) Degree • Master of Health Services Administration (M.H.S.A.) Degree • Master of Public Administration (M.P.A.) Degree	• Bachelor of Science (B.S.) Degree Accounting Information Systems Economics International Business Criminal Justice (begins Spring 2009) • Bachelor of Business Administration (B.B.A.) Degree
• Master of Science (M.S.) Degree Information Systems Accounting	• Associate in Arts (A.A.) Degree Accounting Acquisition and Contract Management Business Administration Information Systems Economics General Studies Marketing Criminal Justice (begins Spring 2009)
• Executive Graduate Certificate Programs Business Administration Information Systems Accounting	• Diploma Programs Accounting Acquisition and Contract Management Information Systems
• Undergraduate Certificate Programs Accounting Business Administration Information Systems

*	In 2008, Strayer University redesigned its Master of Business Administration program. In doing so, Strayer University expanded its offerings with new concentrations including International Business, Project Management, Professional Studies (Custom Concentration), Accounting, IS Management, Health Services Administration and Public Administration.

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

Online Programs

In August 1997, we began offering our programs online via the Internet. The University offers courses and degree programs online using both synchronous (“real time”) and asynchronous (“on demand”) approaches to online learning. The asynchronous format was first introduced by the University in the summer 2001 quarter and has grown rapidly due to increasing demand. Students may take all of their courses online or may take online courses as a supplement to traditional, site-based courses. A student taking classes online has the same admission and financial aid requirements, policies and procedures and receives the same student services as other Strayer University students. Tuition for online courses is the same as for campus courses. During the fall 2008 quarter, Strayer University had over 32,000 students participating in its online programs, approximately 27,300 of whom took classes solely online.

Faculty

The University appoints faculty who hold appropriate academic credentials, are dedicated, active professionals in their field and are enthusiastic and committed to teaching working adults. In accordance with our educational mission, the University faculty focuses its efforts on teaching. The normal course load for a full-time faculty member is four courses per quarter for each of three quarters, or 12 courses per academic year. In addition, the University requires full-time faculty members to provide eight hours per week of student academic counseling and other student support services. Further, full-time faculty members participate actively in the life of the University through service on curricular and assessment committees.

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

Board of Trustees

Dr. Charlotte F. Beason	Dr. Beason is the Chairwoman of the Board of Trustees. She has served as a member of the Board of Trustees since 1996. She has extensive experience in education, distance learning, and the accreditation of education programs. (See Item 10 below for additional biographical information.)

Mr. Daniel R. Abbasi	Mr. Abbasi has served as a member of the Board of Trustees since 2005. He is Director of MissionPoint Capital Partners, a private equity firm specializing in clean energy. Previously, Mr. Abbasi was Associate Dean of the Yale School of Forestry and Environmental Studies, where he remains affiliated. In addition, he has also held management positions with Kaplan, Inc., Time Warner, Inc., the U.S. Environmental Protection Agency and the Stanford Center on Conflict and Negotiation. Mr. Abbasi holds a bachelor’s degree in government and an MBA, both from Harvard University. Mr. Abbasi also holds a master’s degree in political science from Stanford University.

Mr. Dennis H. Blumer	Mr. Blumer was elected to the Board of Trustees in 2007. He is of counsel in the Washington, D.C. office of the law firm of Arent Fox LLP. He is also Vice President Emeritus at The George Washington University, where he served from 1995 until his retirement in 2007. He has more than 40 years of experience in higher education including previously serving as Executive Assistant to the President of the University of Maryland, College Park and in a similar capacity at the University of Wisconsin. Mr. Blumer holds a bachelor’s degree in history and a juris doctorate degree from Yale University.

Mr. Roland Carey	Mr. Carey has served as a member of the Board of Trustees since 1990. He served for 23 years as a U.S. Army Officer in the specialties of Air Defense Missile Evaluation and Military Education. He retired in 1986 as a Lieutenant Colonel. Mr. Carey served 12 years as a mathematics instructor and as an Intervention Program Coordinator with Fairfax County Public Schools. Additionally, he has served on two other organizational management and supervisory boards. Mr. Carey holds a bachelor’s degree in mathematics from Florida A&M University and a master’s degree in educational leadership from George Mason University.

Mr. Karl McDonnell	Mr. McDonnell was elected to the Board of Trustees in 2007. Mr. McDonnell joined Strayer Education, Inc. in July 2006 as President and Chief Operating Officer. (See Item 10 below for additional biographical information.)

Mr. Todd A. Milano	Mr. Milano has served as a member of the Board of Trustees since 1992 and has more than 30 years of experience in post-secondary education. Since 1989, he has served as President of Central Pennsylvania College near Harrisburg, Pennsylvania. (See Item 10 below for additional biographical information.)

Dr. William C. Reha, MD	Dr. Reha was elected to the Board of Trustees in 2007. He is a Board certified urologic surgeon affiliated with Potomac Hospital in Woodbridge, Virginia. He also currently serves as Vice-Speaker for the Medical Society of Virginia. Dr. Reha is active in Strayer University alumni affairs and is the 2005 Outstanding Alumni Award winner. He holds a bachelor’s degree in biochemistry from Binghamton University, an M.D. from New York Medical College, and an MBA from Strayer University.

Dr. Peter D. Salins	Dr. Salins has served as a member of the Board of Trustees since 2002. Having served as Provost and Vice Chancellor for Academic Affairs of the State University of New York (SUNY) system from 1997 to 2006, he is currently University Professor of Political Science at SUNY’s Stony Brook University. Dr. Salins also serves on the Advisory Board of Syracuse University School of Architecture, is a Trustee of the Lavanburg Foundation, and is a Director of the Citizens Housing and Planning Council of New York. Dr. Salins holds a bachelor’s degree in architecture, and a doctorate in metropolitan studies and regional planning, both from Syracuse University.

Dr. Sondra F. Stallard	Dr. Stallard was elected to the Board of Trustees in 2007 shortly after joining Strayer University as University President. Prior to joining Strayer, Dr. Stallard had a long and distinguished career at the University of Virginia. (See Item 10 below for additional biographical information.)

Dr. Donald R. Stoddard*	Dr. Stoddard has served as a member of the Board of Trustees since 1996. He served as President of Strayer University from 1997 to 2002. His background includes serving in the United States Army, university teaching with a specialty in American literature, higher education administration, a Fulbright Lectureship in Romania, and authoring many articles on literary topics. Dr. Stoddard holds a bachelor’s degree in business administration and a master’s degree in English, both from Northeastern University. He also holds a doctorate in English from the University of Pennsylvania.

Dr. J. Chris Toe*	Dr. Toe has served as a member of the Board of Trustees since 2003. He served as President of Strayer University from 2003 to April 2006. Dr. Toe now serves as the Minister of Agriculture for the Republic of Liberia. Dr. Toe holds a bachelor’s degree in economics from the University of Liberia, and a master’s degree in agricultural economics and a doctorate in economics, both from Texas Tech University.

*	Non-voting member.

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

Within this centralized structure is a division of responsibilities into two broad categories: academics and administrative operations. For the academic functions, the President is supported by the Provost and the deans of schools, and oversees a group of senior administrative deans including the Dean of Student Affairs, the Director of Libraries, and the Dean of Institutional Research, Assessment, and Evaluation. The President is also responsible for the general curriculum, University policies, as well as many regulatory compliance matters and student affairs. The Provost is responsible for implementing academic policies and programs of the University, including the supervision of the Academic Deans, Director of Programs and the Dean of Academic Development and Training.

On administrative operations, the Senior Vice President — Academic Administration works closely with the Regional Directors, who are responsible for ensuring that campus and online operations meet the annual University budget and financial goals established by the Board of Trustees, and the Regional Deans, who are responsible for academic operations on a local level. Other senior administrative officers also support the President in areas such as legal compliance, accounting and auditing, computer technology, insurance and human resources.

University Senior Management

Dr. Sondra F. Stallard — University President

Dr. Joel O. Nwagbaraocha — Provost and Chief Academic Officer

Randi Reich Cosentino— Senior Vice President — Academic Administration

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

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2008 fall quarter, approximately 60% were age 31 or older and approximately 82% were engaged in part-time study (fewer than three courses each quarter). In the 2008 fall quarter, our students registered for an average of 8.2 course credits (about two classes per student).

Strayer University has a very diverse student population. At the beginning of the 2008 fall quarter, approximately 71% of students were minorities and approximately 67% of students were women. Approximately 3% of the University’s students were international, and approximately 3% were active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who missed or were previously unable to take advantage of educational opportunities.

The following is a breakdown of our students by program level as of the 2008 fall term:

	Number of	Percentage of
Program	students	total students

Bachelor’s	24,273	54%
Master’s	12,169	27%
Associate	4,726	11%

Total Degree	41,168	92%

Diploma	212	*
Undergraduate Certificate	161	*
Graduate Certificate	307	*
Undeclared	2,716	6%

Total Non-Degree	3,396	8%

Total Students	44,564	100%

*	Represents less than 1%.

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

Tuition and Fees

Strayer charges tuition by the course. Each course is 4.5 credit hours. As of January 1, 2009, undergraduate full-time students are charged $1,435 per course. Undergraduate part-time students are charged $1,510 per course. Students in graduate programs are charged at the rate of $1,945 per course. Accordingly, a full-time student seeking to obtain a bachelor’s degree in four years currently would pay approximately $14,000 per year in tuition. Strayer University implemented a tuition price increase of approximately 5% per course effective January 1, 2009, which is reflected in the above tuition rates. Under a variety of different programs, Strayer University offers scholarships and tuition discounts to active duty military students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements.

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

We regularly conduct alumni surveys to monitor the career progression of our graduates and to support outcome assessment efforts required by Middle States and state regulators.

Employees

As of December 31, 2008, Strayer University employed 2,407 faculty members, of whom 184 were full-time and approximately 2,223 were part-time. Full-time faculty members teach on average 4-5 courses per quarter compared to adjunct faculty who normally teach 1-2 courses per quarter (not all part-time faculty teach every quarter). The University also employed 1,456 non-faculty staff in information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions. Of the University’s non-faculty staff, 1,304 were employed full-time and 152 were employed part-time.

Intellectual Property

In the ordinary course of its business, Strayer develops many kinds of intellectual property that are or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. Such intellectual property includes Strayer’s courseware materials for classes taught via the Internet or other distance-learning means and business know-how and internal processes and procedures developed to respond to the requirements of its operations and various education regulatory agencies. Strayer also claims rights to the mark “STRAYER” for educational services and has obtained federal registration of the mark.

Regulation

Regulatory Environment

The Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations promulgated thereunder require all higher education institutions that participate in the various financial aid programs under Title IV of the Higher Education Act (“Title IV programs”), including Strayer University, both to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education (“Department of Education”); (2) the institutional accrediting agencies recognized by the U.S. Secretary of Education (“Secretary of Education”) and (3) state education regulatory bodies. The regulations, standards and policies of these regulatory agencies are subject to frequent change.

Accreditation

Strayer University has been institutionally accredited since 1981 by Middle States, a regional accrediting agency recognized by the Secretary of Education. Strayer University is accredited by Middle States through 2017. Accreditation is a system for recognizing educational institutions and their programs for integrity, educational quality, faculty, physical resources, administrative capability and financial stability that signifies that they merit the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, conduct peer-review evaluations of institutions and programs, and publicly designate those institutions that meet their standards. Accredited schools are subject to periodic review by accrediting bodies to determine whether such schools maintain the performance, integrity and quality required for accreditation.

Middle States accredits degree-granting public and private colleges and universities in its region (including Delaware, Washington, D.C., Maryland, New Jersey, New York, Pennsylvania, Puerto Rico and U.S. Virgin Islands), including distance education programs offered by those institutions. Accreditation by Middle States is an important attribute of Strayer University. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of institutions when evaluating a candidate’s credentials, and students and corporate and government sponsors under tuition reimbursement programs look to accreditation for assurance that an institution maintains quality educational standards. Moreover, institutional accreditation is necessary to qualify for eligibility to participate in federal student financial assistance programs.

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

In 2006, Strayer University completed a comprehensive self study report, which was submitted to Middle States to support Strayer University’s request for early reaffirmation of accreditation prior to Middle States’ next scheduled accreditation review in 2011. The Company’s objective is to provide a high quality post-secondary education to working adult students, and participation in academic peer review processes is an important way to help it meet that objective. Middle States reviewed Strayer University’s report and on June 28, 2007, reaffirmed Strayer University’s accreditation for 10 years through 2017. All of Strayer University’s new campus locations require Middle States approval before students are enrolled.

In 2000, the agencies that accredit higher education institutions in various regions of the United States adopted a “Policy Statement on Evaluation of Institutions Operating Interregionally.” Under that policy, both the “home” regional accreditor and the “host” regional accreditor cooperate to evaluate an institution that delivers education at a physical site in the host accreditor’s region. Although the home region is solely responsible for final accreditation actions, as we open campuses in regions outside Middle States’ region, the host regional accreditors may elect to participate in the accreditation process of such expansion operations.

State Education Licensure

We are authorized to offer our programs, including those offered through Strayer University Online, by the applicable educational regulatory agencies in all states where our campuses and Strayer University Online facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees or diplomas to students in those states. We are subject to extensive regulation in each of the 15 jurisdictions (Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, West Virginia and Washington, D.C.) in which we currently maintain or are authorized to maintain campuses and in which we are authorized to offer educational programs, and we will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses. We are required by the Higher Education Act to maintain appropriate state education licensure in each state where we maintain a campus that participates in Title IV programs.

The increasing popularity and use of the Internet and other online services for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the United States or foreign countries or to interpretation of the application of existing laws and regulations to such services. These new laws and interpretations may relate to issues such as the requirement that online education institutions be licensed as a school in one or more jurisdictions even where they have no physical location. New laws, regulations, or interpretations related to doing business over the Internet could increase Strayer University’s cost of doing business, affect its ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.

Other Approvals

We are approved by appropriate authorities for the education of veterans and members of the selective reserve and their dependents, as well as for the rehabilitation of veterans. In addition, we are authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements. The U.S. Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors.

Financing Student Education

Students finance their Strayer University education in a variety of ways. A significant number of students borrow money from banks through a federally guaranteed loan or receive loans directly from the Department of Education. In the 2008 fall term, approximately 66% of Strayer University’s students participated in one or more Title IV programs. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts.

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

Title IV Programs

Strayer University maintains eligibility for its students to participate in the following Title IV programs:

•	Federal Pell Grants. Grants under the Federal Pell Grant (“Pell”) program are available to eligible students based on financial need and other factors.

•	Campus-Based Programs. The “campus-based” Title IV programs include the Federal Supplemental Educational Opportunity Grant program and the Federal Perkins Loan (“Perkins”) program.

•	Federal Family Education Loans. Pursuant to the Federal Family Education Loan Program (the “FFEL Program”), which currently includes the Federal Stafford Loan (“Stafford”) program, the Federal Parent Loan for Undergraduate Students (“PLUS”) program, and the Federal Consolidation Loan Program, students and their parents can obtain from lending

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

•	Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program (the “Direct Loan Program”), the Department of Education makes loans directly to students rather than guaranteeing loans made by lending institutions.

Return of Federal Funds

Under the Higher Education Act’s return-of-funds provision, an institution must return in a timely manner Title IV funds to programs from which a student who withdraws received aid that he or she did not earn due to such withdrawal. The institution must first determine the amount of Title IV program funds that the student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order and excluding the Federal Work-Study Program, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not made in a timely manner, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under Department of Education regulations, if late returns of Title IV program funds constitute 5% or more of students sampled in the institution’s annual compliance audit for either of its two most recently completed fiscal years, an institution generally must submit an irrevocable letter of credit payable to the Secretary of Education. In June 2008, the University issued the Department of Education an irrevocable letter of credit in the amount of $1.4 million, which expires in June 2009, in connection with this regulation.

Other Financial Aid Programs

Eligible students at Strayer University may also participate in educational assistance programs administered by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, the District of Columbia, the State of Pennsylvania, and private organizations.

Financial Aid Regulation

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized by each state within which it is physically located to offer its educational programs and maintain institutional accreditation by a recognized accrediting agency. The institution also must be certified by the Department of Education to participate in Title IV programs, based on a determination that, among other things, the institution meets certain standards of administrative capability and financial responsibility. For purposes of the Title IV programs, Strayer University and all of its campuses are considered to be a single “institution of higher education” so that Department of Education requirements applicable to an “institution of higher education” are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. Strayer University and each of its campuses are currently certified to participate in Title IV programs.

Congress reauthorizes the Higher Education Act approximately every five to six years. On July 31, 2008, Congress completed the reauthorization process by passing the Higher Education Opportunity Act or HEOA, which President Bush signed into law on August 14, 2008. HEOA provisions are effective upon enactment, unless otherwise specified in the law. In addition to HEOA, three other laws to amend and reauthorize aspects of the Higher Education Act have been enacted. In February 2006, President Bush signed the Deficit Reduction Act of 2005, which includes the Higher Education Reconciliation Act of 2005, or HERA. Among other measures, HERA reauthorized the Higher Education Act with respect to the federal guaranteed student loan programs. In September 2007, President Bush signed the College Cost Reduction and Access Act, which increased benefits to students under the Title IV programs and reduced payments to and raised costs for lenders that participate in the federal student loan programs. In May 2008, President Bush signed the Ensuring Continued Access to Student Loans Act of 2008, or ECASLA, which was designed to facilitate student loan availability and to increase student access to federal financial aid in light of current market conditions. Congress recently extended ECASLA for an additional year, to June 30, 2010.

HEOA includes numerous new and revised requirements for higher education institutions. The Department of Education has stated that affected parties are responsible for taking steps to comply with HEOA by the effective dates established in HEOA, even though the Department of Education has yet to issue regulations to implement HEOA’s provisions. The Department of Education has started the process for development of regulations to implement HEOA changes to Title IV of the Higher Education Act. We cannot predict how the Department of Education will interpret HEOA’s provisions through rulemaking or otherwise.

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

Administrative Capability

Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. To meet the administrative capability standards, an institution, among other things, must comply with all applicable Title IV program regulations, must not have cohort default rates above specified levels, must have various procedures in place for safeguarding federal funds, must not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension, must submit in a timely manner all reports and financial statements required by the regulations and must not otherwise appear to lack administrative capability.

Provisional Certification

In certain circumstances, including a change in ownership resulting in a change of control, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis that may extend no longer than through the end of the third complete award year (July 1 — June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Strayer University’s current program participation agreement is not provisional and does not expire until September 30, 2010, assuming compliance with its terms.

Third Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with three third-party servicers: Global Financial Aid Services, Inc., Post-secondary Education Assistance Corporation, and Financial Aid Management for Education, Inc. The servicers each perform activities related to Strayer University’s participation in Title IV programs, such as certifying FFEL Program loan applications, preparing reports from Strayer University to the Department of Education, issuing payments for the Pell and campus-based programs and issuing and collecting Perkins loans. Because Strayer University is jointly and severally liable to the Department of Education for the actions of third-party servicers, failure of such servicers to comply with applicable regulations could have a material adverse effect on Strayer University.

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

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity) and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. Strayer University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2007 and calculated a composite score of 3.0, the highest score available. Based on its composite score and other relevant factors, Strayer believes that Strayer University meets the Department of Education’s financial responsibility standards.

Student Loan Defaults

Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of FFEL Program or Direct Loan Program loans by its students exceed certain levels. For each federal fiscal year, a rate of student defaults (known as a “cohort default rate”) is calculated for each institution with 30 or more borrowers entering repayment in a given federal fiscal year by determining the rate at which borrowers who become subject to their repayment obligation in that federal fiscal year default by the end of the following federal fiscal year. For such institutions, the Department of Education calculates a single cohort default rate for each federal fiscal year that includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL Program or Direct Loan Program loan during that year.

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

Strayer University’s cohort default rates on FFEL Program loans for the 2004, 2005, and 2006 federal fiscal years, the three most recent years for which this information is available, were 4.5%, 3.9%, and 3.8%, respectively. The average cohort default rates for proprietary institutions nationally were 8.6%, 8.2%, and 9.7% in federal fiscal years 2004, 2005, and 2006, respectively.

HEOA modified the Higher Education Act’s cohort default rate provisions related to FFEL Program and Direct Loan Program loans. Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year default by the end of the second federal fiscal year following that fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of cohort default rates calculated under the new formula are available. In addition, effective as of federal fiscal year 2012, the cohort default rate threshold of 25% will be increased to 30%. An institution whose cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years for which data are available will be ineligible to participate in the Title IV programs. If an institution’s cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the Department of Education a default improvement plan. Institutions that exceed 30% for two consecutive years will be required to review, revise and resubmit their default improvement plans, and the Department of Education may direct that such plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment. An institution whose cohort default rate is 30% or more for any two consecutive federal fiscal years may file an appeal to demonstrate exceptional mitigating circumstances and, if the Secretary of Education determines that the institution demonstrated such circumstances, the Secretary may not subject the institution to provisional certification based solely on the institution’s cohort default rate.

The “90/10 Rule”

A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Strayer University. Under the Higher Education Act, a proprietary institution is prohibited from deriving, on a cash accounting basis, more than 90% of its revenues for any fiscal year from Title IV funds. Prior to enactment of HEOA, an institution that violated the rule became ineligible to participate in Title IV programs as of the first day of the fiscal year following the fiscal year in which it exceeded 90%, and it was unable to apply to regain its eligibility until the next fiscal year. HEOA changed the 90/10 Rule from an eligibility requirement to a compliance obligation that is part of an institution’s program participation agreement with the Department of Education. Under HEOA, a proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years. Proprietary institutions of higher education that violate the 90/10 Rule for two consecutive fiscal years will become ineligible to participate in Title IV programs for at least two fiscal years and will be required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation. HEOA also generally codifies the formula for 90/10 Rule calculations as set forth in current Department of Education regulations, but also expands on the Department of Education’s formula in certain respects, including by broadening the categories of funds that may be counted as revenue for 90/10 Rule purposes. HEOA’s changes to the 90/10 Rule are effective upon enactment, which occurred on August 14, 2008. Using the formula in effect prior to enactment of HEOA, Strayer University derived approximately 72% of its cash-basis revenues from eligible programs in 2007 compared to 72% in 2006 and 71% in 2005.

Incentive Compensation

As a part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act, the institution may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity. Department of Education regulations set forth 12 “safe harbors,” which describe payments or arrangements that do not violate the incentive payment rule. Failure to comply with the incentive payment rule could result in loss of certification to participate in federal student financial aid programs, limitations on participation in the federal student financial aid programs, or financial penalties. Although there can be no assurance that the Department of Education would not find deficiencies in Strayer University’s present or former employee compensation and third-party contractual arrangements, Strayer University believes that its employee compensation and third-party contractual arrangements comply with the incentive compensation provisions of the Higher Education Act in all material respects.

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

In 2008, the Department of Education conducted a regular, periodic program review of Strayer University to assure compliance with all requirements of the Title IV programs. The program review was in addition to the annual Title IV compliance audit. There were no material findings resulting from the program review, which has now been completed.

Potential Effect of Regulatory Violations

If Strayer University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring Strayer University from the advance payment method to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV funds, requiring the University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against the University, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate Strayer University’s participation in Title IV programs. In addition, agencies that guarantee FFEL Program loans for Strayer University students could initiate proceedings to limit, suspend or terminate Strayer University’s eligibility to provide guaranteed student loans in the event of certain regulatory violations. Although there are no such sanctions currently in force, and Strayer University does not believe any such sanctions or proceedings are presently contemplated, if such sanctions or proceedings were imposed against Strayer University and resulted in a substantial curtailment, or termination, of the University’s participation in Title IV programs, Strayer University would be materially and adversely affected.

If Strayer University lost its eligibility to participate in Title IV programs, or if Congress reduced the amount of available federal student financial aid, the University would seek to arrange or provide alternative sources of revenue or financial aid for students. Although the University believes that one or more private organizations would be willing to provide financial assistance to students attending Strayer University, there is no assurance that this would be the case, and the interest rate and other terms of such student financial aid are unlikely to be as favorable as those for Title IV program funds. Strayer University might be required to guarantee all or part of such alternative assistance or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of eligibility of Strayer University to participate in Title IV programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on Strayer University even if it could arrange or provide alternative sources of revenue or student financial aid.

In addition to the actions that may be brought against us as a result of our participation in Title IV programs, we also may be subject, from time to time, to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties.

Restrictions on Adding Locations and Educational Programs

State requirements and accrediting agency standards limit the ability of Strayer University to establish additional locations and programs. Most states require approval before institutions can add new programs, campuses or teaching locations. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, which may require additional approval. At its discretion, Middle States may also conduct site visits to additional locations to ensure that accredited institutions that experience rapid growth in the number of additional locations maintain educational quality. All new Strayer University campus locations require Middle States approval before students are enrolled (see “Accreditation,” above). In addition, recent amendments to the Higher Education Act require Middle States to monitor institutions that are undergoing significant enrollment growth.

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

The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in the Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period prior to recertification. The Higher Education Act provides that the Department of Education may temporarily, provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within 10 business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education determines to approve the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The Higher Education Act defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly traded corporation, the securities of which are required to be registered under the Exchange Act, such as Strayer, the Department of Education regulations implementing the Higher Education Act define a change in ownership resulting in a change of control as occurring when a person acquires ownership and control of a corporation such that the corporation is required to file a Form 8-K with the Securities and Exchange Commission (“SEC”) notifying that agency of the change of control. The regulations also provide that a change in ownership and control of a publicly traded corporation occurs if a person who is a controlling stockholder of the corporation ceases to be a controlling stockholder. A controlling stockholder is a stockholder who holds or controls through agreement both 25% or more of the total outstanding voting stock of the corporation and more shares of voting stock than any other stockholder.

Strayer University currently has Department of Homeland Security approval to admit foreign students for U.S. study, subject to applicable regulations. In certain circumstances, the Department of Homeland Security may require an institution to obtain approval for a change in ownership and control.

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University are approved for the enrollment of persons eligible to receive Veterans Administration educational benefits by the state approving agency in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington, D.C. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K or in the documents incorporated by reference herein before deciding to purchase our common stock. The occurrence of any of the following risks could materially harm our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. See “Cautionary Notice Regarding Forward-Looking Statements.”

Risks Related to Extensive Regulation of Our Business

If we fail to comply with the extensive regulatory requirements for our business, we could face significant monetary liabilities, fines and penalties, including loss of access to federal student loans and grants for our students.

As a provider of higher education, we are subject to extensive regulation on both the federal and state levels. In particular, the Higher Education Act of 1965, as amended (the “Higher Education Act”), and related regulations subject Strayer University and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV programs”) to significant regulatory scrutiny.

The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education (the “Department of Education”); (2) the accrediting agencies recognized by the U.S. Secretary of Education (“Secretary of Education”) and (3) state education regulatory bodies.

The regulations, standards and policies of these regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs or costs of doing business.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and related lawsuits by government agencies, regulatory agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions.

If we are found to be in noncompliance with any of these laws, regulations, standards or policies, we could lose our access to Title IV program funds, which would have a material adverse effect on our business. In the 2008 fall term, approximately 66% of our students participated in one or more Title IV programs. Findings of noncompliance also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs.

Strayer University is institutionally accredited by the Middle States Commission on Higher Education (“Middle States”), one of the six regional accrediting agencies recognized by the Secretary of Education as a reliable authority as to educational quality. Institutional accreditation by an accrediting agency recognized by the Secretary of Education is required in order for an institution to become and remain eligible to participate in Title IV programs. The loss of accreditation would, among other things, render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business.

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

If we fail to obtain recertification by the Department of Education when required, we would lose our ability to participate in Title IV programs.

An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department of Education may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, the Department of Education must provisionally certify an institution. The Department of Education may withdraw our certification if it determines that we are not fulfilling material requirements for continued participation in Title IV programs. If the Department of Education does not renew or withdraws our certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our business. Strayer University’s current program participation agreement is effective until September 30, 2010, assuming continued compliance with its terms.

A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of eligibility to participate in Title IV programs.

If we fail to maintain “administrative capability” as defined by the Department of Education, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. Furthermore, if we fail to demonstrate “financial responsibility” under the Department of Education’s regulations, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business.

Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. In addition, the Higher Education Act, as recently amended, requires certain default prevention action by an institution with a default rate of 30% or more. If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s default rates calculated by the Department of Education on Federal Family Education Loan Program loans for the 2004, 2005, and 2006 federal fiscal years, the three most recent years for which this information is available, were 4.5%, 3.9%, and 3.8%, respectively. The average default rates for proprietary institutions nationally, as calculated by the Department of Education, were 8.6%, 8.2%, and 9.7% in federal fiscal years 2004, 2005, and 2006, respectively.

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

Investigations, legislative, and regulatory developments and general credit market conditions related to the student loan industry may result in fewer lenders and loan products and increased regulatory burdens and costs.

The recently enacted Higher Education Opportunity Act contains new requirements pertinent to relationships between lenders and institutions. The Department of Education also recently promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. These legislative and regulatory developments as well as general credit market conditions may cause some lenders to decide not to participate in the Federal Family Education Loan Program or not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could have a material adverse effect on our business.

Our school could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of our revenues derived from those programs were too high.

A proprietary institution may lose its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenues, on a cash basis, from these programs for two consecutive fiscal years. A proprietary institution of higher education that violates this so-called “90/10 Rule” for any fiscal year will be placed on provisional status for two fiscal years. Using the Department of Education’s formula in current regulations, we derived approximately 72% of our cash-basis revenues from these programs in 2007.

Our failure to comply with the Department of Education’s incentive compensation rules could result in sanctions.

If we pay a bonus, commission or other incentive payment in violation of applicable Department of Education rules, we could be subject to sanctions, which could have a material adverse effect on our business.

Risks Related to Our Business

We may not be able to sustain our recent growth rate, and we may not be able to manage future growth effectively.

We have experienced a period of significant growth since the beginning of 2001. Over this period, we opened 51 new campuses and our revenue increased 23% between 2000 and 2008 on a compound annual basis. Our ability to sustain our current rate of growth depends on a number of factors, including our ability to obtain regulatory approvals, our ability to recruit and retain high quality academic and administrative personnel at new campuses and competitive factors. In addition, growth and expansion of our operations may place a significant strain on our resources and increased demands on our management information and reporting systems, financial management controls and personnel. Although we have made a substantial investment in augmenting our financial and management information systems and other resources to support future growth, we cannot assure you that we will be able to manage further expansion effectively. Failure to do so could adversely affect our business.

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

Our success depends in part on our ability to update and expand the content of existing academic programs and develop new programs in a cost-effective manner and on a timely basis.

Our success depends in part on our ability to update and expand the content of our academic programs, develop new programs in a cost-effective manner and meet students’ needs in a timely manner. Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological and other skills. The update and expansion of our existing programs and the development of new programs may not be received favorably by students, prospective employers or the online education market. If we cannot respond to changes in industry requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require due to regulatory constraints or as quickly as our competitors introduce competing new programs.

Our strategy of opening new campuses and adding new services is dependent on regulatory approvals and requires significant resources.

Establishing new locations and adding new services require us to make human capital and financial capital investments, incur marketing expenses and reallocate other resources. To open a new location, we are required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner which could significantly affect our growth plans. We cannot assure you that we will be able to successfully open new campus locations or add new services in the future. Our failure to manage effectively the operations of newly established locations could adversely affect our business.

Our financial performance depends in part on our ability to continue to develop awareness of the academic programs we offer among working adult students.

The continued development of awareness of the academic programs we offer among working adult students is critical to the continued acceptance and growth of our programs. If we are unable to continue to develop awareness of the programs we offer, this could limit our enrollments and negatively impact our business. The following are some of the factors that could prevent us from successfully marketing our programs:

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

Strayer University relies on exclusive proprietary rights and intellectual property, and competitors may attempt to duplicate Strayer programs and methods.

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

As part of our growth strategy, we expect to consider selective acquisitions. We cannot assure you that we will be able to complete successfully any acquisitions on favorable terms, or that if we do, we will be able to integrate successfully the personnel, operations and technologies of any such acquisitions. Our failure to complete or integrate successfully future acquisitions could disrupt our business and materially and adversely affect our profitability and liquidity by distracting our management and employees and increasing our expenses. In addition, because an acquisition is considered a change in ownership and control of the acquired institution under applicable regulatory standards, we must seek approval from the Department of Education, if the acquired institution participates in Title IV programs, and most applicable state agencies and accrediting agencies and possibly other regulatory bodies when we acquire an institution. If we were unable to obtain such approvals of an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

There are no SEC staff comments on the Company’s periodic SEC reports which are unresolved.

Item 2.	Properties

We lease all of our campus and administrative facilities except for five campus facilities which we own. Our campuses are located in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, West Virginia, and Washington, D.C., and our corporate headquarters is located in Virginia. Our leases generally range from five to 10 years with one to two renewal options for extended terms. As of December 31, 2008, we leased 67 campus and administrative facilities consisting of approximately 985,000 square feet. The facilities that we own consist of approximately 110,000 square feet.

We evaluate current utilization of our facilities and projected enrollment growth to determine facility needs. We anticipate that approximately an additional 200,000 square feet will be leased in 2009. We also signed a lease for approximately 100,000 square feet in Herndon, Virginia for our corporate headquarters. Occupancy of the space is scheduled for 2010.

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were voted upon by stockholders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ National Market under the symbol “STRA.” The following table sets forth, for the periods indicated, the high, low, and closing sale prices of the Company’s common stock, as reported on the NASDAQ National Market.

	High	Low	Close

2008
First Quarter	$179.86	$142.14	$152.50
Second Quarter	$224.99	$150.83	$209.07
Third Quarter	$229.48	$195.51	$200.26
Fourth Quarter	$239.99	$161.78	$214.41

2007
First Quarter	$126.19	$104.62	$125.00
Second Quarter	$133.64	$119.19	$131.71
Third Quarter	$175.90	$131.65	$168.63
Fourth Quarter	$195.91	$167.00	$170.58

Peer Group Performance Graph

The following performance graph compares the Company’s cumulative stockholder return on its common stock since December 31, 2003 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Apollo Group, Inc. (APOL), Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry, Inc. (DV), and ITT Educational Services, Inc. (ESI). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*
Among Strayer Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Strayer Education, Inc.	100	101	86	97	157	197
NASDAQ Stock Market (U.S.)	100	109	110	121	132	79
Peer Group	100	104	85	69	107	113

*	The comparison assumes $100 was invested on December 31, 2003 in the Company’s common stock, the NASDAQ Stock Market (U.S.) Index and the peer companies selected by the Company.

Note: Peer group consists of Apollo Group, Inc., Career Education Corporation, Corinthian Colleges, Inc., DeVry, Inc. and ITT Educational Services, Inc.

As of January 30, 2009, there were 14,089,189 shares of common stock outstanding, and approximately 63 holders of record. In addition, there are a number (approximately 16,300) of institutional and other holders of common stock whose shares are held in nominee accounts by brokers.

In November 2003, the Company’s Board of Directors authorized the Company to repurchase shares of common stock in open market purchases from time to time at the discretion of the Company’s management, depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2008, approximately $70 million of the Company’s share repurchase authorization was remaining. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This share repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

A summary of the Company’s share repurchases since the inception of the plan is as follows:

	Total	Average
	number of	dollar price	Cost of share
	shares	paid per	repurchases
	repurchased	share	(millions)

2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1

Total	2,002,131	$129.97	$260.2

A summary of the Company’s share repurchases during the three months ended December 31, 2008 is as follows:

	Total	Average	Remaining
	number of	dollar price	authorization
	shares	paid per	under the plan
	repurchased[1]	share	(millions)

October	—	—
November	138,100	$216.21
December	—	—

Total	138,100	$216.21	$70.1

1.     All shares repurchased were part of a publicly announced plan.

We have established a policy of declaring quarterly cash dividends on our common stock. Consistent with this policy, we have paid common stock dividends on a quarterly basis for over eight years. The Company announced in October 2008 that, commencing with its fourth quarter dividend paid on December 10, 2008, it was increasing its annual dividend by 33% to $2.00 per share from $1.50 per share. This increase in annual dividends resulted in a quarterly dividend payment of $0.50 per share. In October 2007, the Company announced that its Board of Directors had declared a special dividend of $2.00 per share which was paid on January 16, 2008. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of the Company’s earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will continue to be paid.

Set forth in the table below is information pertaining to securities authorized for issuance under our equity compensation plans. There are options but no warrants or other rights existing under these plans.

Equity Compensation Plan Information
as of December 31, 2008

Number of
securities remaining
available for future
			Weighted average	issuance under
		Number of securities to	exercise	equity compensation
		be issued upon exercise	price of outstanding	plans (excluding
		of outstanding options,	options, warrants	securities reflected
Plan Category		warrants and rights	and rights	in column (a))
		(a)	(b)	(c)

1.	Equity compensation plans previously approved by security holders
	A. 1996 Stock Option Plan as amended at the May 2001, the May 2005, and the May 2006 annual shareholders’ meetings	167,084	$102.98	420,533
2.	Equity compensation plans not previously approved by security holders	—	—	—

	Total	167,084	$102.98	420,533

Item 6.	Selected Financial Data

The following table sets forth, for the periods and at the dates indicated, selected consolidated financial and operating data. The financial information has been derived from our consolidated financial statements.

The information set forth below is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information included elsewhere or incorporated by reference in this Annual Report on Form 10-K.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share, enrollment and campus data)

Income Statement Data:
Revenues	$183,194	$220,507	$263,648	$318,012	$396,275
Costs and expenses:
Instruction and educational support	63,860	76,977	91,120	108,852	130,836
Selling and promotion	29,435	41,090	52,269	60,760	76,162
General and administration	24,416	27,576	40,723	50,843	62,426

Income from operations	65,483	74,864	79,536	97,557	126,851
Investment and other income	1,595	2,982	4,542	6,495	4,527

Income before income taxes	67,078	77,846	84,078	104,052	131,378
Provision for income taxes	25,838	29,781	31,771	39,115	50,570

Net income	41,240	48,065	52,307	64,937	80,808
Preferred stock dividends and accretion(a)	1,389	—	—	—	—

Net income available to common stockholders	$39,851	$48,065	$52,307	$64,937	$80,808

Net income per share:
Basic	$2.91	$3.32	$3.69	$4.56	$5.77
Diluted	$2.74	$3.26	$3.61	$4.47	$5.67
Weighted average shares outstanding:
Basic	13,674	14,472	14,187	14,248	14,015
Diluted(b)	15,057	14,741	14,492	14,517	14,242
Other Data:
Depreciation and amortization	$5,375	$6,619	$7,059	$8,523	$10,761
Stock-based compensation expense(c)	—	$48	$8,049	$10,207	$11,127
Capital expenditures	$11,063	$12,275	$13,183	$14,869	$20,657
Cash dividends per common share (paid):
Regular	$0.41	$0.63	$1.06	$1.31	$1.63
Special	—	—	—	—	$2.00
Average enrollment(d)	20,340	23,903	27,554	32,087	38,449
Campuses(e)	30	35	43	51	60

	At December 31,
	2004	2005	2006	2007	2008
	(in thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$122,757	$119,806	$128,426	$171,335	$107,331
Working capital(f)	112,726	110,886	122,204	131,734	112,679
Total assets	210,114	225,845	270,844	343,778	324,563
Long-term liabilities	5,784	6,569	7,689	10,922	11,663
Total liabilities	61,192	74,005	99,317	155,271	148,482
Total stockholders’ equity	148,922	151,840	171,527	188,507	176,081

(a)	In 2001, the Company issued Series A Convertible Redeemable Preferred Stock in conjunction with the Company’s recapitalization. As of July 2004, all outstanding and accrued shares of the Series A Convertible Redeemable Preferred Stock had been converted into shares of common stock.

(b)	Diluted weighted average shares outstanding include common shares issued and outstanding, the assumed conversion of Series A Preferred Stock issued in May 2001, accrued payment-in-kind dividends on and assumed conversion of the Series A Preferred Stock, and the dilutive impact of restricted stock and outstanding stock options using the Treasury Stock Method.

(c)	In 2006, the Company adopted SFAS 123(R), Share-based Payment, and began recording expense for all forms of stock-based compensation. Prior to 2006, only stock-based compensation expense for restricted stock grants was being recorded.

(d)	Reflects average student enrollment for the four academic terms for each year indicated.

(e)	Reflects number of campuses offering classes during the fourth quarter of each year indicated.

(f)	Working capital is calculated by subtracting current liabilities from current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected Historical Financial and Other Information,” our consolidated financial statements and the notes thereto, the “Cautionary Notice Regarding Forward-Looking Statements,” Item 1A entitled “Risk Factors” and the other information appearing elsewhere, or incorporated by reference, in this Annual Report on Form 10-K.

Background and Overview

We are an education services holding company that owns Strayer University, Inc. The University is an institution of higher education which offers undergraduate and graduate degree programs at 65 campuses (including two new campuses opened for the 2009 winter term enrollment and three new campuses opened for the 2009 spring term enrollment) in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, West Virginia, Washington, D.C., and worldwide via the Internet. The Company is planning to open a total of 11 new campuses in 2009, including the five that have already been opened. The Company is also planning to open a second Global Online Operations Center in Salt Lake City, Utah in 2009.

As set forth below, average enrollment, full-time tuition rates, revenues, income from operations, net income, and diluted net income per share have all increased in each of the last three years.

	Year Ended December 31,
	2006	2007	2008

Average enrollment	27,554	32,087	38,449
% Change from prior year	15%	16%	20%
Full-time tuition (per course)	$1,215	$1,280	$1,355
% Change from prior year	5%	5%	6%
Revenues (in thousands)	$263,648	$318,012	$396,275
% Change from prior year	20%	21%	25%
Income from operations (in thousands)	$79,536	$97,557	$126,851
% Change from prior year	6%	23%	30%
Net income (in thousands)	$52,307	$64,937	$80,808
% Change from prior year	9%	24%	24%
Diluted net income per share	$3.61	$4.47	$5.67
% Change from prior year	11%	24%	27%

Strayer University derives approximately 97% of its revenue from tuition collected from its students. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course prior to the beginning of the quarter. When students register for courses, tuition is recorded as unearned tuition, and is recognized in the quarter of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts and scholarships. The University also derives revenue from other sources such as textbook-related income, application fees, commencement fees, placement test fees, withdrawal fees, loan administration fees, and other income, which are all recognized when earned.

At the time of registration, unearned tuition (a liability) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Because the University’s academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due for students who have left the University is charged against the allowance. Our bad debt expense as a percentage of revenues for the years ended December 31, 2006, 2007, and 2008 was 2.9%, 3.3%, and 3.2%, respectively.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for uncollectible accounts, income tax provisions, valuation of deferred tax assets, forfeiture rates for stock-based compensation plans and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company plans to open 11 new campuses in 2009 including five already opened. The Company opened nine new campuses in 2008 and eight in 2007. See “New Campuses Opened” table in Item 1 for information regarding the locations of these new campuses.

Second Global Online Operations Center

The Company also plans to open its second Global Online Operations Center in 2009 to accommodate the demand among students who neither live nor work near a physical campus location. This new operations center will be located in Salt Lake City, Utah.

Results of Operations

In 2008, the Company generated $396.3 million in revenue, a 25% increase compared to 2007, primarily as a result of average enrollment growth of 20% and a 5% tuition increase which commenced in January 2008. Income from operations was $126.9 million in 2008, an increase of 30% compared to 2007. Net income in 2008 was $80.8 million, an increase of 24% compared to 2007. Earnings per diluted share was $5.67 in 2008 compared to $4.47 in 2007, an increase of 27%.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2006	2007	2008

Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	34.6	34.2	33.0
Selling and promotion	19.8	19.1	19.2
General and administration	15.4	16.0	15.8

Income from operations	30.2	30.7	32.0
Investment and other income	1.7	2.0	1.2

Income before income taxes	31.9	32.7	33.2
Provision for income taxes	12.1	12.3	12.8

Net income	19.8%	20.4%	20.4%

Effective tax rate	37.8%	37.6%	38.5%

Year Ended December 31, 2008 Compared To Year Ended December 31, 2007

Enrollment.  Average enrollment increased 20% to 38,449 students for the year ended December 31, 2008 from 32,087 students for the same period in 2007. This growth is principally due to new campus openings, stable growth in our mature markets and the rapid growth in markets outside of commuting distance to a Strayer University physical campus through the University’s online programs.

Revenues.  Revenues increased 25% to $396.3 million in 2008 from $318.0 million in 2007 principally due to a 20% increase in the average enrollment and a 5% tuition increase which commenced in January 2008.

Instruction and educational support expenses.  Instruction and educational support expenses increased $21.9 million, or 20%, to $130.8 million in 2008 from $108.9 million in 2007. This increase was principally due to direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, and campus facility costs which increased $7.1 million, $4.9 million, and $5.0 million, respectively. These costs as a percentage of revenues decreased to 33.0% in 2008 from 34.2% in 2007 largely attributable to faculty costs and facility costs growing at a lower rate than tuition revenue.

Selling and promotion expenses.  Selling and promotion expenses increased $15.4 million, or 25%, to $76.2 million in 2008 from $60.8 million in 2007. This increase was principally due to the increased cost of advertising in new markets and the addition of admissions personnel, particularly at new campuses and for online programs, which increased $5.5 million and $6.6 million, respectively. These expenses as a percentage of revenues increased slightly to 19.2% in 2008 from 19.1% in 2007.

General and administration expenses.  General and administration expenses increased $11.6 million, or 23%, to $62.4 million in 2008 from $50.8 million in 2007. The increase is largely attributable to increased employee compensation and related expenses at both corporate and campus locations, higher bad debt expense, and information technology-related expenses, which increased by $4.6 million, $2.2 million, and $1.1 million, respectively. General and administration expenses as a percentage of revenues decreased slightly to 15.8% in 2008 from 16.0% in 2007.

Income from operations.  Income from operations increased $29.3 million, or 30%, to $126.9 million in 2008 from $97.6 million in 2007 due to the aforementioned factors.

Investment and other income.  Investment and other income decreased $2.0 million, or 30%, to $4.5 million in 2008 from $6.5 million in 2007. This decrease was principally due to lower investment yields and a lower average cash balance, partly offset by a gain on sale of marketable securities of $0.8 million recognized in 2008.

Provision for income taxes.  Income tax expense increased $11.5 million, or 29%, to $50.6 million in 2008 from $39.1 million in 2007 primarily due to the increase in income before taxes attributable to the factors discussed above. Another contributing factor was the Company’s higher effective tax rate of 38.5% in 2008 as compared to 37.6% in 2007 primarily driven by lower income from tax exempt securities in 2008.

Net income.  Net income increased $15.9 million, or 24%, to $80.8 million in 2008 from $64.9 million in 2007 because of the factors discussed above.

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

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term. In 2008, enrollment by term were as follows:

2008 Enrollment by Term

Term	Enrollment

Winter	37,323
Spring	37,733
Summer	34,176
Fall	44,564
Average	38,449

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2006, 2007 and 2008:

Quarterly Revenues
(dollars in thousands)

	2006		2007		2008
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent

March 31	$67,090	25%	$80,193	25%	$97,074	24%
June 30	65,558	25	78,875	25	97,928	25
September 30	56,693	22	69,813	22	86,993	22
December 31	74,307	28	89,131	28	114,280	29

Total for Year	$263,648	100%	$318,012	100%	$396,275	100%

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and do not vary significantly on a quarterly basis.

Liquidity and Capital Resources

At December 31, 2008, the Company had cash, cash equivalents and marketable securities of $107.3 million compared to $171.3 million at December 31, 2007. Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of December 31, 2008, the Company had $51.0 million invested in the short-term, tax-exempt bond fund. At December 31, 2008, the 577 issues in this fund had an average credit rating of AA, an average maturity of 1.3 years, an average duration of 1.1 years, and an average yield to maturity of 2.4%. The Company had no debt as of December 31, 2008 or December 31, 2007.

For the year ended December 31, 2008, the Company generated $88.6 million net cash from operating activities compared to $80.8 million for the same period in 2007. Capital expenditures were $20.7 million for the year ended December 31, 2008 compared to $14.9 million for the same period in 2007. Capital expenditures for the year ending December 31, 2009 are expected to be in the range of 7 - 8% of 2009 revenues inclusive of the expected openings of 11 new campuses and a second Global Online Operations Center. For the year ended December 31, 2008, the Company paid $23.1 million in regular cash dividends and $28.9 million in special cash dividends to our common stockholders. The Company invested $109.1 million repurchasing common shares in the open market and received $10.6 million upon the exercise of stock options.

Commencing in the fourth quarter of 2008, the Company increased its annual cash dividend to $2.00 per share from $1.50 per share, or to $0.50 per share quarterly from $0.375 per share.

In 2008, bad debt expense as a percentage of revenue was 3.2% compared to 3.3% for the same period in 2007. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 14 days at the end of the fourth quarter 2008 compared to 12 days in 2007.

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

The table below sets forth the Company’s cash and cash equivalents and marketable securities as of December 31, 2006, 2007 and 2008:

Cash and Marketable Securities
(in millions)

	At December 31,
	2006	2007	2008

Cash and cash equivalents	$52.7	$95.0	$56.3
Marketable securities (short-term bond fund)	75.7	76.3	51.0

Total	$128.4	$171.3	$107.3

	Year Ended December 31,
	2006	2007	2008

Investment and other income	$4.5	$6.5	$4.5

The table below sets forth our contractual commitments associated with operating leases as of December 31, 2008:

	Payments Due By Period (in thousands)
		Within			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$190,889	$21,290	$47,292	$42,668	$79,639

Impact of Inflation

Inflation has not had a significant impact on the Company’s historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2008, the Company does not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

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

Earnings from investments in bank overnight deposits, money market mutual funds and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2008, a 10% increase or decrease in interest rates will not have a material impact on the Company’s future earnings, fair values or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Strayer Education, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, Virginia
February 17, 2009

STRAYER EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2007	2008

ASSETS
Current assets:
Cash and cash equivalents	$95,036	$56,379
Marketable securities available for sale, at fair value	76,299	50,952
Tuition receivable, net of allowances for doubtful accounts of $3,206 and $4,776 in 2007 and 2008, respectively	100,651	131,458
Income taxes receivable	—	3,534
Other current assets	4,097	7,175

Total current assets	276,083	249,498
Property and equipment, net	57,946	66,304
Deferred income taxes	8,830	7,799
Restricted cash	500	500
Other assets	419	462

Total assets	$343,778	$324,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,682	$17,099
Accrued expenses	3,303	4,567
Income taxes payable	4,754	—
Dividends payable	28,853	—
Unearned tuition	91,476	114,872
Other current liabilities	281	281

Total current liabilities	144,349	136,819
Long-term liabilities	10,922	11,663

Total liabilities	155,271	148,482

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,426,634 and 14,089,189 shares issued and outstanding as of December 31, 2007 and 2008, respectively	144	141
Additional paid-in capital	87,080	17,185
Retained earnings	101,102	158,834
Accumulated other comprehensive income (loss)	181	(79)

Total stockholders’ equity	188,507	176,081

Total liabilities and stockholders’ equity	$343,778	$324,563

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended
	December 31,
	2006	2007	2008

Revenues	$263,648	$318,012	$396,275
Costs and expenses:
Instruction and educational support	91,120	108,852	130,836
Selling and promotion	52,269	60,760	76,162
General and administration	40,723	50,843	62,426

Income from operations	79,536	97,557	126,851
Investment and other income	4,542	6,495	4,527

Income before income taxes	84,078	104,052	131,378
Provision for income taxes	31,771	39,115	50,570

Net income	$52,307	$64,937	$80,808

Net income per share:
Basic	$3.69	$4.56	$5.77
Diluted	$3.61	$4.47	$5.67
Weighted average shares outstanding:
Basic	14,187	14,248	14,015
Diluted	14,492	14,517	14,242

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended
	December 31,
	2006	2007	2008

Net income	$52,307	$64,937	$80,808
Other comprehensive income:
Unrealized gains (losses) on investments, net of taxes	102	325	(260)

Comprehensive income	$52,409	$65,262	$80,548

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	(Loss) Income	Total

Balance, December 31, 2005	14,292,249	$143	$104,923	$47,020	$(246)	$151,840
Exercise of stock options	149,334	1	6,594	—	—	6,595
Tax benefit from exercise of stock options	—	—	3,595	—	—	3,595
Repurchase of common stock	(349,066)	(3)	(35,038)	—	—	(35,041)
Restricted stock grant	201,067	—	—	—	—	—
Stock-based compensation	—	—	7,413	—	—	7,413
Common stock dividends	—	—	—	(15,284)	—	(15,284)
Change in net unrealized gains on marketable securities, net of income tax	—	—	—	—	102	102
Net income	—	—	—	52,307	—	52,307

Balance, December 31, 2006	14,293,584	$141	$87,487	$84,043	$(144)	$171,527
Exercise of stock options	372,250	4	15,174	—	—	15,178
Tax benefit from exercise of stock options	—	—	12,678	—	—	12,678
Repurchase of common stock	(260,818)	(3)	(38,091)	—	—	(38,094)
Restricted stock grant	21,618	2	(2)	—	—	—
Stock-based compensation	—	—	9,834	—	—	9,834
Common stock dividends	—	—	—	(47,878)	—	(47,878)
Change in net unrealized gains on marketable securities, net of income tax	—	—	—	—	325	325
Net income	—	—	—	64,937	—	64,937

Balance, December 31, 2007	14,426,634	$144	$87,080	$101,102	$181	$188,507

Exercise of stock options	223,000	2	10,631	—	—	10,633
Tax benefit from exercise of stock options	—	—	18,033	—	—	18,033
Repurchase of common stock	(603,382)	(6)	(109,119)	—	—	(109,125)
Restricted stock grant	42,937	1	(1)	—	—	—
Stock-based compensation	—	—	10,561	—	—	10,561
Common stock dividends	—	—	—	(23,076)	—	(23,076)
Change in net unrealized losses on marketable securities, net of income tax	—	—	—	—	(260)	(260)
Net income	—	—	—	80,808	—	80,808

Balance, December 31, 2008	14,089,189	$141	$17,185	$158,834	$(79)	$176,081

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2006	2007	2008

Cash flows from operating activities:
Net income	$52,307	$64,937	$80,808
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	—	51	—
Amortization of gain on sale of assets	—	(148)	(281)
Amortization of deferred rent	190	(115)	(525)
Gain on sale of marketable securities	—	—	(785)
Depreciation and amortization	7,059	8,523	10,761
Provision for student loan losses	(120)	—	—
Deferred income taxes	(4,034)	(5,700)	226
Stock-based compensation	7,413	9,834	10,561
Changes in assets and liabilities:
Tuition receivable, net	(24,818)	(19,898)	(30,807)
Other current assets	(1,710)	617	(2,217)
Other assets	(25)	(55)	(43)
Accounts payable	4,581	2,911	2,955
Accrued expenses	347	1,473	1,264
Income taxes payable	4,801	12,453	9,745
Excess tax benefits from stock-based payment arrangements	(3,595)	(12,678)	(18,033)
Unearned tuition	18,118	17,580	23,396
Deferred lease incentives	1,235	968	1,547
Student loans originated or acquired	(3)	—	—
Collections on student loans receivable	23	—	—

Net cash provided by operating activities	61,769	80,753	88,572

Cash flows from investing activities:
Purchases of property and equipment	(13,183)	(14,869)	(20,657)
Proceeds from the sale of property and equipment	—	5,754	—
Purchases of marketable securities	(30,000)	—	(50,969)
Proceeds from the sale of marketable securities	—	—	76,785

Net cash (used in) provided by investing activities	(43,183)	(9,115)	5,159

Cash flows from financing activities:
Regular common dividends paid	(15,284)	(19,027)	(23,076)
Special common dividends paid	—	—	(28,853)
Proceeds from exercise of stock options	6,595	15,178	10,633
Excess tax benefits from stock-based payment arrangements	3,595	12,678	18,033
Repurchase of common stock	(35,041)	(38,094)	(109,125)

Net cash used in financing activities	(40,135)	(29,265)	(132,388)

Net (decrease) increase in cash and cash equivalents	(21,549)	42,373	(38,657)
Cash and cash equivalents — beginning of year	74,212	52,663	95,036

Cash and cash equivalents — end of year	$52,663	$95,036	$56,379

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$501	$2,349	$811

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University, Inc. (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 65 campuses (including two campuses opened for the 2009 winter term and three opened for the 2009 spring term) in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, West Virginia, and Washington, D.C., and worldwide via the Internet. With the Company’s focus on the customer, regardless of whether he or she chooses to take classes at a physical campus or online, we have only one reporting segment.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, the University, Education Loan Processing, Inc., and Professional Education, Inc. (The University is the only subsidiary that is currently active). All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash invested in bank overnight deposits and money market mutual funds. The Company places its cash and temporary cash investments with various financial institutions. The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

Most of the Company’s excess cash is invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of December 31, 2008, the Company had $51.0 million, as determined by the quoted market price, invested in the short-term tax-exempt bond fund. The investments are considered “available-for-sale” as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the year ended December 31, 2008 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include textbook-related income, application fees, commencement fees, placement test fees, withdrawal fees, loan administration fees and other income, which are all recognized when incurred.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of Credit Risk

The Company places its cash and temporary cash investments in money market mutual funds and bank overnight deposits with various financial institutions. Cash and cash equivalent balances are in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents. At December 31, 2008, most of the Company’s cash and cash equivalents were invested in money market funds which are participating in the U.S. Treasury Department’s Guarantee Program. This program provides coverage up to certain thresholds to account holders in the event that a fund’s net asset value drops below $1.00. The Company has also invested its excess cash in a diversified, short-term, investment grade, tax-exempt bond fund that is classified under “Marketable Securities.”

Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. The University establishes an allowance for doubtful tuition accounts based upon historical trends and other information.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair-value based model. Through 2008, no such impairment loss had occurred. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $7.1 million, $8.5 million, and $10.8 million for the years ended December 31, 2006, 2007 and 2008, respectively.

Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2008 in the Consolidated Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.

Income Taxes

The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”), on January 1, 2007. As a result of the implementation of FIN 48, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at December 31, 2007 and 2008 are immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, the amount of accrued interest and penalties related to uncertain tax positions was immaterial. The tax years 2005-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Advertising Costs

The Company expenses advertising costs in the quarter in which incurred, except for costs associated with the production of television commercials which are expensed when the commercial is first used.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Liabilities

The Company has no debt; most of its long-term liabilities are for lease incentives related to the opening of new campuses, the straight-lining of rent expense, and a deferred gain related to the sale and lease back of a campus facility. In conjunction with the opening of some new campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. In accordance with the FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Schedule Rent Increases”, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. The Company also records the non-current portion of the gain related to the sale and lease back of a campus facility as a long-term liability. (See Note 7 below for more information.)

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method provided under the rule, which requires the application of the accounting standard as of January 1, 2006. In adopting SFAS 123(R), the Company used the long-form method of calculating the accumulated windfall tax benefit. The Company’s consolidated financial statements as of and for the twelve months ended December 31, 2006, 2007, and 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method provided under the rule, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense related to restricted stock grants is expensed over the vesting period using the straight-line method for Company employees and the graded-vesting method for members of the Board of Directors.

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

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for the twelve months ended December 31, 2006, 2007 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Consolidated Statements of Income for the years ended December 31, 2006, 2007 and 2008 is based on awards ultimately expected to vest, the amounts have been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

No stock options were granted in 2006, 2007 or 2008.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At December 31, 2008, the Company had no issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands).

	2006	2007	2008

Weighted average shares outstanding used to compute basic earnings per share	14,187	14,248	14,015
Incremental shares issuable upon the assumed exercise of stock options	282	168	63
Unvested restricted stock	23	101	164

Shares used to compute diluted earnings per share	14,492	14,517	14,242

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

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

included allowances for uncollectible accounts, accrued expenses, forfeiture rates for stock-based awards, and the provision for income taxes. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income consists of net income and unrealized gains (losses) on investments in marketable securities, net of income taxes.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided that the company has not yet issued financial statements, including for interim periods, for that fiscal year. The adoption of SFAS 157, effective January 1, 2007, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), an amendment to FASB Statements No. 87, 88, 106 and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension and other postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other non-owner changes in equity. The standard also requires disclosure in the notes to the financial statements of additional information about certain effects on net periodic benefit costs of the next fiscal year that arise from delayed recognition of gains or losses, prior services costs and transition asset or obligation. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material effect on the Company’s financial position or results of operations since it has no defined benefit pension or other postretirement plan.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. The adoption of SFAS 159, effective January 1, 2007, did not have a material effect on the Company’s financial position or results of operations.

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

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Investments — Marketable Securities

The cost and fair value for investments in marketable securities as of December 31, 2007 and 2008 are as follows (in thousands):

	2007	2008

Cost	$76,000	$50,969
Gross unrealized gain (loss)	299	(79)

Fair value	$76,299	$50,890

The Company has invested some of its excess cash in a diversified, no load, short-term, investment grade, tax-exempt bond fund. At December 31, 2008, the 577 issues in this fund had an average credit rating of AA, an average maturity of 1.3 years, an average duration of 1.1 years, and an average yield to maturity of 2.4%.

4.	Property and Equipment

The composition of property and equipment as of December 31, 2007 and 2008 is as follows (in thousands):

			Estimated useful life
	2007	2008	(years)

Land	$5,726	$5,726	—
Buildings and improvements	18,144	18,610	5-40
Furniture and equipment	48,647	62,078	5-7
Leasehold improvements	18,672	25,689	3-10
Construction in progress	2,786	991	—

	93,975	113,094
Accumulated depreciation and amortization	(36,029)	(46,790)

	$57,946	$66,304

In 2007 and 2008, the Company recorded leasehold improvements of $968,000 and $1,547,000, respectively, which were reimbursed by lessors as lease incentives. In 2007 and 2008, the Company wrote-off $530,000 and $0, respectively, in fixed assets that were fully depreciated and no longer in service.

5.	Restricted Cash

In 2003, as part of commencing operations in Pennsylvania, the Company was required to maintain a “minimum protective endowment” of at least $500,000 in an interest-bearing account. These funds are required as long as the Company operates its campuses in the state. The Company accounts for these funds as a long-term asset.

6.	Stock Options and Restricted Stock

In July 1996, the Company’s stockholders approved 1,500,000 shares of common stock for grants under the Company’s 1996 Stock Option Plan (as amended, the “Plan”). This Plan was amended by the stockholders at the May 2001 Annual Stockholders’ Meeting and at the May 2005 Annual Stockholders’ Meeting to increase the number of shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively. A total of 3,000,000 shares have therefore been approved for grant under the Plan. The Plan was again amended at the May 2006 Annual Stockholders’ Meeting to

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

authorize a one-time exchange of stock options for restricted stock by employees (excluding the five highest compensated executive officers) and to permit restricted stock and cash awards to qualify for favorable tax treatment under Section 162(m) of the Internal Revenue Code. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options and restricted stock to employees, officers and directors of the Company. Options and restricted stock may be granted to eligible employees, officers or directors of the Company at the discretion of the Board of Directors. Vesting provisions are also at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years.

In February 2006, the Company’s Board of Directors approved cash payments to the holders of vested stock options in an amount equivalent to the Company’s common stock dividends. These cash payments are remitted on the same dates as the Company’s dividends and amounted to $0.6 million in 2006, $0.4 million in 2007, and $0.6 million in 2008.

In February 2008, the Company’s Board of Directors approved a grant of 42,536 shares of restricted stock to certain employees. These shares vest over a 3 - 5 year period. The Company’s stock price closed at $162.10 on the date of the restricted stock grant.

In April 2008, the Company awarded 2,617 shares of restricted stock to various non-employee members of the Company’s Board of Directors as part of its annual director compensation program. These shares vest over three years, with one-third of the stock vesting each year. The Company’s stock price closed at $179.89 on the date of this restricted stock grant.

Stock Options

All stock options granted after 2000 vest over three to four years with exercise prices ranging from $33.69 to $119.72. These options expire within six to eight years from date of grant and had a weighted-average contractual life of 3.8 years as of December 31, 2008.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below sets forth the stock option activity for the years ended December 31, 2006, 2007 and 2008 and other stock option information at December 31, 2008:

			Weighted-
			average
			remaining	Aggregate
	Number of	Weighted-average	contractual	intrinsic value(1)
	shares	exercise price	life (yrs.)	(in thousands)

Balance, December 31, 2005	1,103,334	$62.79	3.6	$38,620
Grants	—	—
Exercises	(149,334)	44.17
Forfeitures/Exchanges	(191,666)	102.64

Balance, December 31, 2006	762,334	$56.42	2.6	$37,338
Grants	—	—
Exercises	(372,250)	40.77
Forfeitures	—	—

Balance, December 31, 2007	390,084	$71.35	2.6	$38,710
Grants	—	—
Exercises	(223,000)	$47.68
Forfeitures	—	—

Balance, December 31, 2008	167,084	$102.98	3.8	$18,618

Vested, December 31, 2008	16,667	$64.22	0.8	$2,503
Exercisable, December 31, 2008	16,667	$64.22	0.8	$2,503

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the- money options) that would have been received by the option holders had all option holders exercised their options on December 31 of that year. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The number of shares exercisable as of December 31, 2006, 2007, and 2008 are as follows:

		Weighted-average
	Number of shares	exercise price

Exercisable, December 31, 2006	561,917	$41.88
Exercisable, December 31, 2007	229,667	$45.71
Exercisable, December 31, 2008	16,667	$64.22

The following table summarizes information regarding share-based payment arrangements for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	For the year ended
	December 31,
	2006	2007	2008

Proceeds from stock options exercised	$6,595	$15,178	$10,633
Excess tax benefits related to share-based payment arrangements	$3,595	$12,678	$18,033
Intrinsic value of stock options exercised(1)	$9,225	$32,588	$28,581

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about the stock options to purchase the Company’s common stock at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		average			Weighted-
	Number	remaining	Weighted-	Number	average
	outstanding	contractual	average	exercisable	exercise
Exercise prices	at 12/31/08	life (yrs.)	exercise price	at 12/31/08	price

$61.81	10,000	0.4	$61.81	10,000	$61.81
$67.84	6,667	1.4	$67.84	6,667	$67.84
$107.28	150,417	4.0	$107.28	—	—

	167,084	3.8	$102.98	16,667	$64.22

Restricted Stock

The table below sets forth the restricted stock activity for the years ended December 31, 2006, 2007 and 2008:

	Number of	Weighted-average
	shares	grant price

Balance, December 31, 2005	4,500	$100.58
Grants	208,567	102.01
Vested shares	—	—
Forfeitures	(7,500)	91.27

Balance, December 31, 2006	205,567	$102.37
Grants	24,878	117.09
Vested shares	(1,543)	103.60
Forfeitures	(3,260)	103.39

Balance, December 31, 2007	225,642	$103.97
Grants	45,153	163.13
Vested shares	(146,484)	101.79
Forfeitures	(2,216)	115.73

Balance, December 31, 2008	122,095	$124.06

Valuation and Expense Information Under SFAS 123(R) and Pro forma Information Under SFAS 123 for Periods Prior to January 1, 2006.

At December 31, 2008, total stock-based compensation cost which has not yet been recognized was $7.6 million, representing $7.4 million for unvested restricted stock and $0.2 million for unvested stock options. This cost is expected to be recognized over the next 31 months on a weighted-average basis.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	For the year ended December 31,
	2006	2007	2008

Instruction and educational support	$638	$680	$1,218
Selling and promotion	545	634	867
General and administration	6,866	8,893	9,042

Stock-based compensation expense included in operating expense	8,049	10,207	11,127
Tax benefit	2,992	3,879	4,227

Stock-based compensation expense, net of tax	$5,057	$6,328	$6,900

7.	Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses during 2007 and 2008, the Company recorded reimbursements by the lessors for improvements made to the leased properties in the amount of $1.0 million and $1.5 million, respectively. In accordance with Financial Accounting Standards Board Technical Bulletin No. 88-1, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to 10 years. As of December 31, 2007 and 2008, the Company had deferred lease incentives of $3.9 million and $4.5 million, respectively.

Lease Obligations

In accordance with the FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Schedule Rent Increases,” the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2007 and 2008, the Company had lease obligations of $4.6 million and $5.1 million, respectively.

Deferred Gain

In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which is recorded as a long-term liability, was $2.4 million and $2.1 million at December 31, 2007 and 2008, respectively.

8.	Sale of Campus Building

In June 2007, the Company sold its Loudoun, Virginia campus building for $5.8 million. The Company is leasing back most of the campus building over a 10-year period. The transaction resulted in a gain of $2.8 million before tax, which is to be recognized over the 10-year lease term.

9.	Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Participants may contribute up to $16,500 (effective January 1, 2009) of their base compensation annually. Employee contributions are voluntary. Discretionary contributions were made by the Company in 2006, matching 100% of employee deferrals up to a maximum of 3% of the employee’s annual salary.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning in 2007, the Company matched an additional 50% of employee deferrals between 3% and 5% of annual salary. The Company’s contributions totaled $0.7 million, $1.1 million, and $1.4 million for the years ended December 31, 2006, 2007, and 2008, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2006, 2007, and 2008 were as follows:

		Average price
	Shares purchased	per share

2006	4,767	$91.33
2007	3,830	$136.33
2008	3,208	$175.86

10.	Stock Repurchase Plan

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of common stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2008, approximately $70 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2009. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

A summary of the Company’s stock repurchase activity for the years ended December 31, 2006, 2007, and 2008, all of which was part of a publicly announced plan, is set forth in the table below:

			Amount available for
	Number of shares	Average price paid	future repurchases
	repurchased	per share	(mil.)

2006	349,066	$100.39
2007	260,818	$146.05
2008	603,382	$180.86

	1,213,266	$150.22	$70.1

11.	Commitments and Contingencies

The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

As of December 31, 2008, the Company had 67 long-term operating leases for campuses and other administrative locations. Rent expense was $12,828,000, $15,327,000, and $19,690,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The rents on the Company’s leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2008 are as follows (in thousands):

Minimum
rental
commitments

2009	$21,290
2010	22,965
2011	24,327
2012	22,243
2013	20,425
Thereafter	79,639

Total	$190,889

In addition, the Company has available two $10 million credit facilities from two banks. Interest on any borrowings under either facility will accrue at an annual rate not to exceed 0.75% above the London Interbank Offered Rate. The Company does not pay any fees for these facilities. There have been no borrowings by the Company under these credit facilities. An unsecured letter of credit in the amount of $1.4 million, which expires in June 2009, was provided by Strayer University in favor of regulators in connection with their periodic approval activities.

12.	Special Dividend

On October 30, 2007, the Company’s Board of Directors declared a special common stock dividend of $2.00 per share, or $28.9 million, which was paid on January 16, 2008 to all shareholders of record on January 2, 2008.

13.	Income Taxes

The income tax provision for the years ended December 31, 2006, 2007 and 2008 is summarized below (in thousands):

	2006	2007	2008

Current:
Federal	$29,486	$36,500	$41,670
State	6,319	8,159	8,744

Total current	35,805	44,659	50,414

Deferred:
Federal	(3,680)	(4,935)	89
State	(354)	(609)	67

Total deferred	(4,034)	(5,544)	156

Total provision for income taxes	$31,771	$39,115	$50,570

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of the principal temporary differences that give rise to the Company’s deferred tax assets are as follows as of December 31, 2007 and 2008 (in thousands):

	2007	2008

Tuition receivable and student loans	$1,264	$1,884
Accrued vacation payable	241	369
Deferred gain on sale of property	109	111
Unrealized gains on marketable securities	(118)	(7)

Current net deferred tax asset	1,496	2,357

Student loans	1	1
Property and equipment	(687)	(129)
Deferred leasing costs	1,816	2,016
Stock-based compensation	6,762	5,083
Deferred gain on sale of property	938	828

Long-term net deferred tax asset	8,830	7,799

Net deferred tax asset	$10,326	$10,156

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2006, 2007 and 2008 is as follows:

	2006	2007	2008

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.9	5.1	4.3
Non-taxable interest income	(1.8)	(2.1)	(0.9)
Other	(0.3)	(0.4)	0.2

Effective tax rate	37.8%	37.6%	38.6%

Cash payments for income taxes were $31.0 million in 2006, $32.4 million in 2007, and $40.6 million in 2008.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2007 and 2008 is as follows (in thousands except per share data):

	Quarter
2007	First	Second	Third	Fourth

Revenues	$80,193	$78,875	$69,813	$89,131
Income from operations	28,947	26,351	13,058	29,201
Net income	18,806	17,360	9,275	19,496
Net income per share:
Basic	$1.33	$1.22	$0.65	$1.37
Diluted	$1.30	$1.20	$0.64	$1.34

	Quarter
2008	First	Second	Third	Fourth

Revenues	$97,074	$97,928	$86,993	$114,280
Income from operations	35,559	33,607	18,251	39,435
Net income	23,522	21,323	11,762	24,202
Net income per share:
Basic	$1.67	$1.52	$0.84	$1.73
Diluted	$1.64	$1.50	$0.83	$1.71

STRAYER EDUCATION, INC.
Schedule II — Valuation and Qualifying Accounts
(in thousands)

					Bad debt
	Balance	Additions		Balance	expense as
	beginning of	charged to		end of	a % of
Description	period	expense	Deductions	period	revenue

Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2008	$3,206	$12,707	$(11,137)	$4,776	3.2%
Year ended December 31, 2007	3,029	10,547	(10,370)	3,206	3.3%
Year ended December 31, 2006	1,927	7,776	(6,674)	3,029	2.9%

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2008, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting, as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On February 10, 2009, the Board of Directors of the Company approved and adopted an amendment to the Company’s By-laws to implement a majority voting policy, as well as a related corporate governance policy concerning the “holdover” of any directors not elected by a majority vote, replacing the Company’s current “plurality” voting standard. To address the concern of a “failed election,” i.e., that in any specific election no director nominee would receive the requisite majority vote, the new majority voting policy provides that: (1) in the case of any contested election, where shareholders are given a choice between candidates, the plurality voting rule would still apply so that the director candidate receiving the highest vote total would prevail, and (2) in an uncontested election, a director who fails to receive the requisite majority vote would be required to promptly offer his resignation and the Board, following the recommendation of the Company’s Nominating and Governance Committee, would have up to 90 days to decide whether to accept such offer, during which time the director nominee would continue to serve on the Board as a “holdover” director. Such period would provide the Board with time to seek an alternative director and ensure compliance with applicable NASDAQ and SEC requirements.

A copy of the amendment is attached hereto as Exhibit 3.03 and is incorporated by reference. A copy of this new corporate governance policy is available on our website at www.strayereducation.com.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Company’s directors and executive officers.

Name	Age	Position

Directors:

Robert S. Silberman	51	Chairman of the Board and Chief Executive Officer

Dr. Charlotte F. Beason	61	Director

William E. Brock	78	Director

David A. Coulter	61	Director

Robert R. Grusky	51	Director

Robert L. Johnson	62	Director

Todd A. Milano	56	Director

G. Thomas Waite, III	57	Director

J. David Wargo	55	Director

Executive Officers:

Karl McDonnell	42	President and Chief Operating Officer

Mark C. Brown	49	Executive Vice President and Chief Financial Officer

Lysa A. Hlavinka	41	Executive Vice President and Chief Administrative Officer

Gregory Ferenbach	49	Senior Vice President and General Counsel

Sonya G. Udler	41	Senior Vice President — Corporate Communications

University Officers:

Dr. Sondra F. Stallard	59	University President

Dr. Joel O. Nwagbaraocha	66	Provost and Chief Academic Officer

Randi Reich Cosentino	35	Senior Vice President — Academic Administration

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

Mr. David A. Coulter is currently Managing Director and Senior Advisor at Warburg Pincus, LLC. He was Vice Chairman of J.P. Morgan & Chase Co. from December 2000 to December 2005. Mr. Coulter was Vice Chairman of The Chase Manhattan Corporation from July 2000 to December 2000. Prior to joining Chase, Mr. Coulter led the West Coast operations of the Beacon Group, a private investment and strategic advisory firm, and prior to that, Mr. Coulter served as the Chairman and Chief Executive Officer of the BankAmerica Corporation. Mr. Coulter is a member of the Board of Directors of The Irvine Company, Metavante Technologies, Inc., Aeolus Re, and MBIA, Inc. Mr. Coulter is currently serving as the Presiding Independent Director of the Strayer Education, Inc. Board of Directors, on which he has served since 2002. Mr. Coulter holds a bachelor’s degree in mathematics and economics and a master’s degree in industrial administration, both from Carnegie Mellon University.

Mr. Robert R. Grusky is the Founder and Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000 and was a Principal and Member from 2000 to 2005, and has been a Senior Advisor since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He is also on the Board of Directors of AutoNation, Inc., and AutoZone, Inc., as well as a member of the Board of Trustees of Hackley School. Mr. Grusky has served on the Board since 2001, and is a member of the Audit Committee of the Board. He holds a bachelor’s degree in history from Union College and an MBA from Harvard University.

Mr. Robert L. Johnson is the Founder and Chairman of The RLJ Companies, which owns or holds interests in companies operating in the banking/financial services, real estate, hospitality, professional sports, film production, gaming and automotive industries. Mr. Johnson is the founder of Black Entertainment Television (BET), a subsidiary of Viacom and the leading African-American operated media and entertainment company in the United States, and served as its Chief Executive Officer until January 2006. In 2002, Mr. Johnson became the first African-American majority owner of a major sports franchise, the Charlotte Bobcats of the NBA. From 1976 to 1979, he served as Vice President of Governmental Relations for the National Cable & Telecommunications Association (NCTA). Mr. Johnson also served as Press Secretary for the Honorable Walter E. Fauntroy, Congressional Delegate from the District of Columbia. He also serves on the following boards: KB Home, Lowe’s Companies, Inc., NBA Board of Governors, Deutsche Bank Advisory Committee, The Business Council, The Johns Hopkins University, and the Smithsonian Institution’s National Museum of African

American History and Culture. Mr. Johnson has served on the Board since 2003, and is a member of the Compensation Committee of the Board. He holds a bachelor’s degree in social studies from the University of Illinois and a master’s degree in international affairs from the Woodrow Wilson School of Public and International Affairs at Princeton University.

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

Mr. J. David Wargo has been President of Wargo and Company, Inc., an investment management company, since 1993. Mr. Wargo is a co-founder and has been a Member of New Mountain Capital, LLC, since January 2000. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is a Director of Liberty Global, Inc. and Discovery Communications, Inc. Mr. Wargo has served on the Board since 2001 and is Chair of the Compensation Committee of the Board. Mr. Wargo holds a bachelor’s degree in physics and a master’s degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master’s degree in management science from the Sloan School of Management, Massachusetts Institute of Technology.

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

Ms. Lysa A. Hlavinka is Executive Vice President and Chief Administrative Officer. Ms. Hlavinka has been working in the for-profit education field for the past 17 years and joined Strayer in May 2001 as Vice President — Marketing. Ms. Hlavinka started her career as an account executive at an advertising agency and joined the University of Phoenix in 1990. As that company grew, Ms. Hlavinka held positions as Marketing Manager, Director of Administrative Services, and, most recently, National Director of Advertising. She has taught marketing and public relations classes both at the University of Phoenix and Strayer University. Ms. Hlavinka holds a bachelor’s degree in advertising from Arizona State University and an MBA from the University of Phoenix.

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

Dr. Joel O. Nwagbaraocha serves as University Provost and Chief Academic Officer. Dr. Nwagbaraocha joined Strayer University in 1994 as Adjunct Faculty. He has since held several positions at the University, including Campus Dean. Dr. Nwagbaraocha has more than 35 years of experience as an academician, education administrator and education consultant. Prior to joining Strayer, he was President of Barber-Scotia College in Concord, N.C. Dr. Nwagbaraocha advises graduate students at Strayer University’s Washington Campus on their Directed Research Projects and teaches education courses at the campus. He holds a bachelor’s degree in mathematics from Norfolk State University and master’s and doctoral degrees in education planning and management from Harvard University.

Ms. Randi Reich Cosentino is Senior Vice President — Academic Administration. Ms. Cosentino has been with the University since 2001 and has served as Director of Online Operations, Director of Business Processes, Director of New Campus Openings, and as an Adjunct Faculty Member. Prior to joining Strayer, Ms. Cosentino co-founded and managed business and strategic development for Mascot Network, an application service provider serving the higher education market. Ms. Cosentino also served several years in city government with the City of New York as the Assistant Director in the Mayor’s Office of Transportation. Ms. Cosentino holds a bachelor’s degree in psychology and political science from the University of Pennsylvania and an MBA from Harvard University.

Audit Committee and Audit Committee Financial Experts

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. In 2008, the Audit Committee was composed of Gary Gensler, Robert R. Grusky, and G. Thomas Waite, each of whom is independent as that term is defined under NASDAQ Listing Standards and Rule 10A-3(b)(1) of the Exchange Act.

On February 2, 2009, Gary Gensler resigned from the Board of Directors and the Audit Committee in view of his nomination by President Obama to serve as Chair of the Commodities Futures Trading Commission. On February 10, 2009, the Board of Directors elected J. David Wargo to serve on the Audit Committee. Mr. Wargo is independent as that term is defined under NASDAQ Listing Standards and Rule 10A-3(b)(1) of the Exchange Act. Also on February 10, 2009, the Board of Directors appointed Mr. Grusky, a current member of the Audit Committee, as Chair of the Audit Committee.

The Board of Directors has determined that each of Mr. Grusky, Mr. Waite and Mr. Wargo qualifies as an “audit committee financial expert,” as defined by SEC regulations, based on their education, experience and respective backgrounds.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities Exchange Act of 1934 requires the Company’s directors, executive officers and 10% stockholders to file reports of beneficial ownership of equity securities of the Company and to furnish copies of such reports to the Company. Based on a review of such reports, and upon written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2008, all such filing requirements were met.

Code of Ethics

The Board of Directors adopted a Code of Ethics in February 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and applicable NASDAQ requirements. The Code of Conduct was amended on February 12, 2008 to provide updates and clarifications but was not amended in any material respect. The Company will provide to any person without charge, upon request, a copy of such Code of Conduct. Persons wishing to make such a request should contact Sonya G. Udler, Senior Vice President of Corporate Communications, 1100 Wilson Blvd. Suite 2500, Arlington, VA 22209, (703) 247-2500. Copies are also available on our website, www.strayereducation.com in the Investor Relations section. In the event that we make any amendment to, or grant any waiver from, a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons for the amendment or waiver on our website, located at www.strayereducation.com, and as required by NASDAQ, file a Current Report on Form 8-K with the SEC reporting the amendment or waiver.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from the information to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the information contained under the caption “Beneficial Ownership of Common Stock” in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2008.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the information contained under the caption “Certain Transactions with Related Parties” in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2008.

Item 14.	Principal Accounting Fees and Services

Set forth below are the services rendered and related fees billed by PricewaterhouseCoopers, LLP for 2007 and 2008. All of such services have been pre-approved by the Company’s Audit Committee.

	2007	2008

Audit Fees
Recurring:
Consolidated financial statements audit	$374,100	$389,000

Tax Fees
Preparation of corporate tax returns	48,450	46,000
Other tax compliance/tax advice	—	20,469
All Other Fees
License fee for accounting research database	2,400	2,400

	$424,950	$457,869

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(A)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(2) Financial Statement Schedule

The required financial statement schedule of the registrant is set forth under Item 8 of this report on Form 10-K.

(A)(3) Exhibits

Exhibit
Number		Description

3.01		Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2002).

3.02		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.02 at the Company Annual Report on form 10-K filed with the Commission on February 14, 2008).

3	.03*	Amendment to Bylaws of the Company dated February 10, 2009.

4.01		Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on July 16, 1996).

10.03		Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company’s Annual Report on From 10-K filed with the Commission on March 28, 2002).

10.04		1996 Amended Stock Option Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement filed with the Commission on April 27, 2001 and Exhibits B & C to the Company’s Proxy Statement filed with the Commission on April 3, 2006).

21.01		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.01 of the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2002).

23	.1*	Consent of PricewaterhouseCoopers LLP.

24	.1*	Power of Attorney (included in signature page hereto).

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAYER EDUCATION, INC.

By:	/s/ Robert S. Silberman
Robert S. Silberman
Chairman of the Board and
Chief Executive Officer

Date:  February 17, 2009

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman (Robert S. Silberman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 17, 2009

/s/ Mark C. Brown (Mark C. Brown)	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2009

/s/ Charlotte F. Beason (Charlotte F. Beason)	Director	February 17, 2009

/s/ William E. Brock (William E. Brock)	Director	February 17, 2009

/s/ David A. Coulter (David A. Coulter)	Director	February 17, 2009

/s/ Robert R. Grusky (Robert R. Grusky)	Director	February 17, 2009

SIGNATURES	TITLE	DATE

/s/ Robert L. Johnson (Robert L. Johnson)	Director	February 17, 2009

/s/ Todd A. Milano (Todd A. Milano)	Director	February 17, 2009

/s/ G. Thomas Waite, III (G. Thomas Waite, III)	Director	February 17, 2009

/s/ J. David Wargo (J. David Wargo)	Director	February 17, 2009