Form 10-Q
period 2009-03-31
STRAYER EDUCATION INC
filed 2009-05-01
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 15, 2009, there were outstanding 14,013,937 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$56,379	$32,497
Marketable securities available for sale, at fair value	50,952	51,515
Tuition receivable, net of allowances for doubtful accounts of $4,776 and $5,303 at December 31, 2008 and March 31, 2009, respectively	131,458	134,285
Income taxes receivable	3,534	—
Other current assets	7,175	6,640

Total current assets	249,498	224,937
Property and equipment, net	66,304	69,214
Deferred income taxes	7,799	8,295
Restricted cash	500	500
Other assets	462	437

Total assets	$324,563	$303,383

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,099	$12,761
Accrued expenses	4,567	4,944
Income taxes payable	—	14,888
Unearned tuition	114,872	115,328
Other current liabilities	281	281

Total current liabilities	136,819	148,202
Long-term liabilities	11,663	11,499

Total liabilities	148,482	159,701

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,089,189 and 14,013,937 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	141	140
Additional paid-in capital	17,185	—
Retained earnings	158,834	143,415
Accumulated other comprehensive (loss) income	(79)	127

Total stockholders’ equity	176,081	143,682

Total liabilities and stockholder’s equity	$324,563	$303,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months
	ended March 31,
	2008	2009
Revenues	$97,074	$124,478
Costs and expenses:
Instruction and educational support	31,642	39,069
Selling and promotion	15,095	19,868
General and administration	14,778	17,930

Income from operations	35,559	47,611
Investment and other income	2,036	491

Income before income taxes	37,595	48,102
Provision for income taxes	14,073	19,049

Net income	$23,522	$29,053

Earnings per share:
Basic	$1.67	$2.09
Diluted	$1.64	$2.07
Weighted average shares outstanding:
Basic	14,104	13,875
Diluted	14,340	14,002
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	For the three months
	ended March 31,
	2008	2009
Net income	$23,522	$29,053
Other comprehensive income:
Unrealized gains (losses) on investments, net of taxes	—	206

Comprehensive income	$23,522	$29,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2007	14,426,634	$144	$87,080	$101,102	$181	$188,507
Exercise of stock options	100,000	1	3,377	—	—	3,378
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	5,033	—	—	5,033
Repurchase of common stock	(353,083)	(4)	(56,263)	—	—	(56,267)
Restricted stock grants, net of forfeitures	42,536	—	—	—	—	—
Stock-based compensation	—	1	2,682	—	—	2,683
Common stock dividends	—	—	—	(5,339)	—	(5,339)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(181)	(181)
Net income	—	—	—	23,522	—	23,522

Balance at March 31, 2008	14,216,087	$142	$41,909	$119,285	$—	$161,336

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2008	14,089,189	$141	$17,185	$158,834	$(79)	$176,081
Exercise of stock options	20,000	—	1,691	—	—	1,691
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	1,471	—	—	1,471
Repurchase of common stock	(348,085)	(3)	(22,713)	(37,352)	—	(60,068)
Restricted stock grants, net of forfeitures	252,833	2	(2)	—	—	—
Stock-based compensation	—	—	2,368	—	—	2,368
Common stock dividends	—	—	—	(7,120)	—	(7,120)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	206	206
Net income	—	—	—	29,053	—	29,053

Balance at March 31, 2009	14,013,937	$140	$—	$143,415	$127	$143,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2008	2009
Cash flows from operating activities:
Net income	$23,522	$29,053
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(71)	(71)
Amortization of deferred rent	(87)	(93)
Gain on sale of marketable securities	(785)	—
Depreciation and amortization	2,420	3,200
Deferred income taxes	(1,318)	(998)
Stock-based compensation	2,683	2,368
Changes in assets and liabilities:
Tuition receivable, net	(2,815)	(2,827)
Other current assets	(943)	1,017
Other assets	(78)	25
Accounts payable	3,483	(3,864)
Accrued expenses	(683)	377
Income taxes payable/receivable	11,259	19,893
Excess tax benefits from stock-based payment arrangements	(5,033)	(1,471)
Unearned tuition	2,668	456

Net cash provided by operating activities	34,222	47,065

Cash flows from investing activities:
Purchases of property and equipment	(5,128)	(6,584)
Purchases of marketable securities	—	(337)
Proceeds from the sale of marketable securities	76,785	—

Net cash provided by (used in) investing activities	71,657	(6,921)

Cash flows from financing activities:
Regular common dividends paid	(5,339)	(7,120)
Special common dividends paid	(28,854)	—
Proceeds from exercise of stock options	3,378	1,691
Excess tax benefits from stock-based payment arrangements	5,033	1,471
Repurchase of common stock	(56,267)	(60,068)

Net cash used in financing activities	(82,049)	(64,026)

Net increase (decrease) in cash and cash equivalents	23,830	(23,882)
Cash and cash equivalents – beginning of period	95,036	56,379

Cash and cash equivalents – end of period	$118,866	$32,497

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$792	$337

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of March 31, 2008 and 2009 is unaudited.
1. Basis of Presentation
The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc., Strayer University, Inc. (the “University”) and Education Loan Processing, Inc. (“ELP”), collectively referred to herein as the “Company”.
The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of March 31, 2008, December 31, 2008, and March 31, 2009 and for the three months ended March 31, 2008 and 2009 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the three months ended March 31, 2009 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, textbook-related income and other income which are recognized when incurred.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
2. Nature of Operations
Strayer Education, Inc., a Maryland corporation, conducts its operations through its subsidiaries. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 67 physical campuses in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, West Virginia, and Washington, D.C. and worldwide via the Internet.

3. Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At March 31, 2009, all issued and outstanding stock options were included in the calculation.
Set forth below is a reconciliation of shares used to compute earnings per share:

	For the three months
	ended March 31,
	(in thousands)
	2008	2009
Weighted average shares outstanding used to compute basic earnings per share	14,104	13,875
Incremental shares issuable upon the assumed exercise of stock options	55	57
Unvested restricted stock	181	70

Shares used to compute diluted earnings per share	14,340	14,002

4. Credit Facilities
The Company maintains two credit facilities from two banks in the amount of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of no more than 0.75% above the London Interbank Offered Rate. There was no outstanding balance and there were no fees payable on either facility as of March 31, 2009. An unsecured letter of credit in the amount of $1.4 million, which expires in June 2009, was provided by Strayer University in favor of regulators in connection with their periodic approval activities.
5. Stockholders’ Equity
Common Stock
A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2008 and March 31, 2009, the Company had 14,089,189 and 14,013,937 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2008, the Company increased the annual common stock cash dividend from $1.50 to $2.00 per share, or $0.50 per share quarterly.

Stock-based Compensation
In January 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2009 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are based on historical experience.
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
Stock-based Compensation Plans
In July 1996, the Company’s stockholders approved 1,500,000 shares of common stock for grants under the Company’s 1996 Stock Option Plan. This plan was amended by the stockholders at the May 2001 Annual Stockholders’ Meeting and at the May 2005 Annual Stockholders’ Meeting to increase the number of shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively (as amended, the “Plan”). A total of 3,000,000 shares have therefore been approved for grants under the Plan. The Plan was again amended at the May 2006 Annual Stockholders’ Meeting to authorize a one-time exchange of stock options for restricted stock by employees (excluding the five highest compensated executive officers) and to permit restricted stock and cash awards to qualify for favorable tax treatment under Section 162(m) of the Internal Revenue Code. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options and restricted stock to employees, officers and directors of the Company. Options and restricted stock may be granted to eligible employees, officers or directors of the Company at the discretion of the Board of Directors. Vesting provisions are also at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years. In 2006, the Company determined that grants of restricted stock are generally preferable to grants of stock options. For all grants of restricted shares made after December 31, 2008, dividends paid on those shares of restricted stock are subject to forfeiture should those shares not ultimately vest or should performance criteria, if applicable, not be met.

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
In February 2009, the Company’s Board of Directors approved grants of 253,142 shares of restricted stock to certain employees. Robert Silberman, Chairman and Chief Executive Officer, was granted 183,680 of these shares of restricted stock, none of which vest until February 10, 2019, subject to the satisfaction of certain academic and financial performance criteria. Karl McDonnell, President and Chief Operating Officer, was granted 45,920 of these shares of restricted stock, none of which vest until February 10, 2014, subject to the satisfaction of the same performance criteria that apply to Mr. Silberman’s grant. The remaining 23,542 shares of restricted stock, which vest over a 3-5 year period, were granted to certain employees pursuant to the Company’s existing annual equity compensation plan. Mr. Silberman and Mr. McDonnell do not participate in the employee annual equity compensation plan. The Company’s stock price closed at $217.77 on the date of these restricted stock grants.
The table below sets forth the stock option activity for the three months ended March 31, 2009 and other stock option information at March 31, 2009:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate
	Number of	exercise	contractual	intrinsic value(1)
	shares	price	life (# yrs.)	(in thousands)
Balance, December 31, 2008	167,084	$102.98	3.8	$18,618
Grants	—	—
Exercises	(20,000)	$84.55
Forfeitures	—	—		—

Balance, March 31, 2009	147,084	$105.49	2.7	$10,940

Vested, March 31, 2009	147,084	$105.49	2.7	$10,940
Exercisable, March 31, 2009	147,084	$105.49	2.7	$10,940

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008 or March 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of our stock.
The following table summarizes information regarding share-based payment arrangements for the three months ended March 31, 2008 and 2009 (in thousands):

	For the three months ended
	March 31,
	2008	2009
Proceeds from stock options exercised	$3,378	$1,691
Excess tax benefits related to share-based payment arrangements	5,033	1,471
Intrinsic value of stock options exercised(1)	12,272	1,604

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.
The following table summarizes information about the stock options to purchase the Company’s common stock at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		average
	Number	remaining	Weighted-	Number	Weighted-
	Outstanding	contractual life	average	exercisable at	average
Exercise Prices	at 3/31/09	(yrs.)	exercise price	3/31/09	exercise price
$67.84	6,667	1.1	$67.84	6,667	$67.84
$107.28	140,417	2.8	$107.28	140,417	$107.28

	147,084	2.7	$105.49	147,084	$105.49
The table below sets forth the restricted stock activity for the three months ended March 31, 2009:

		Weighted-
	Number	average
	of shares	grant price
Balance, December 31, 2008	122,095	$124.06
Grants	253,142	$217.77
Vested shares	(20,544)	$191.25
Forfeitures	(309)	$162.10

Balance, March 31, 2009	354,384	$192.29

At March 31, 2009, total stock-based compensation cost which has not yet been recognized was $60.1 million, all for unvested restricted stock. This cost is expected to be recognized over the next 91 months on a weighted-average basis. Excluding the grant of 183,680 shares to the Chief Executive Officer, which vest on February 10, 2019, the remaining costs are expected to be recognized over the next 38 months on a weighted-average basis.

Valuation and Expense Information Under SFAS 123(R)
The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2008 and 2009 by expense line item, in thousands:

	For the three months
	ended March 31,
	2008	2009
Instruction and educational support	$140	$408
Selling and promotion	245	37
General and administration	2,843	1,923

Stock-based compensation expense included in operating expense	3,228	2,368
Tax benefit	1,227	938

Stock-based compensation expense, net of tax	$2,001	$1,430

6. Investments in Marketable Securities
At March 31, 2009, most of the Company’s excess cash was invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the fund’s underlying securities. The investments are considered “available-for-sale” as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.
7. Long-Term Liabilities
Lease Incentives
In conjunction with the opening of new campuses, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2008 and March 31, 2009, the Company had deferred lease incentives of $4.5 million and $4.2 million, respectively.
Lease Obligations
In accordance with the FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Schedule Rent Increases, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2008 and March 31, 2009, the Company had deferred lease obligations of $5.1 million and $5.3 million, respectively.

Deferred Gain
In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which was deferred and is being recognized over the 10-year lease term. The non-current portion of this gain, which was $2.1 million and $2.0 million at December 31, 2008 and March 31, 2009, respectively, is recorded as a long-term liability.
8. Income Taxes
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2008 and at March 31, 2009 are immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.
9. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (''SFAS 157’’), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157, effective January 1, 2008, did not have a material impact on our consolidated financial position, results of operations, or cash flow.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, ''The Fair Value Option for Financial Assets and Financial Liabilities’’ (''SFAS 159’’). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. The adoption of SFAS 159, effective January 1, 2008, did not have a material effect on the Company’s financial position or results of operations.
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This staff position requires certain share-based payment awards that entitle holders to receive non-forfeitable dividends before they vest to be treated as participating securities in basic and diluted EPS calculations. EITF 03-6-1 is effective for the first fiscal year beginning after December 15, 2008. The adoption of EITF 03-6-1 did not have a material effect on the Company’s consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Cautionary Notice Regarding Forward Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward looking statements, except as may be required by law.
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
Results of Operations
In the first quarter of 2009, the Company generated $124.5 million in revenue, an increase of 28% compared to the same period in 2008, as a result of average enrollment growth of 22% and a 5% tuition increase at the beginning of 2009. Income from operations was $47.6 million for the first quarter of 2009, an increase of 34% compared to the same period in 2008. Net income was $29.1 million in the first quarter of 2009, an increase of 24% compared to the same period in 2008. Diluted earnings per share was $2.07 in the first quarter of 2009 compared to $1.64 in the same period in 2008, an increase of 26%.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Enrollment. Enrollment at Strayer University for the 2009 winter term, which began January 12, 2009 and ended March 30, 2009, increased 22% to 45,697 students compared to 37,323 students for the same term in 2008. Across the Strayer University campus network, new student enrollments increased 20% and continuing student enrollments increased 23%. Global online enrollments increased 47%, while students taking 100% of their classes online (including campus based students) increased 25%. The total number of students taking any courses online (including students at brick and mortar campuses taking at least one online course) in the 2009 winter term increased 24% to 32,771.
Revenues. Revenues increased 28% to $124.5 million in the first quarter of 2009 from $97.1 million in the first quarter of 2008, principally due to a 22% increase in enrollment and a 5% tuition increase at the beginning of 2009.
Instruction and educational support expenses. Instruction and educational support expenses increased $7.5 million, or 23%, to $39.1 million in the first quarter of 2009 from $31.6 million in the first quarter of 2008. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries and campus facility costs, which increased $2.3 million, $1.6 million, and $1.9 million, respectively. Instruction and educational support expenses as a percentage of revenues decreased to 31.4% in the first quarter of 2009 from 32.6% in the first quarter of 2008, largely attributable to faculty costs growing at a lower rate than tuition revenue.
Selling and promotion expenses. Selling and promotion expenses increased $4.8 million, or 32%, to $19.9 million in the first quarter of 2009 from $15.1 million in the first quarter of 2008. This increase was principally due to the direct costs required to build the Strayer University brand and attract prospective students, and the addition of admissions personnel, particularly at new campuses. Selling and promotion expenses as a percentage of revenues increased to 16.0% in the first quarter of 2009 from 15.5% in the first quarter of 2008, which was largely attributable to the opening of three new campuses for spring term 2009 compared to two new campuses for the spring term in the prior year.
General and administration expenses. General and administration expenses increased $3.1 million, or 21%, to $17.9 million in the first quarter of 2009 from $14.8 million in the first quarter of 2008. This increase was principally due to increased employee salaries and higher bad debt expense, which increased $2.2 million and $1.5 million, respectively, partly offset by lower stock-based compensation which decreased $0.8 million. General and administration expenses as a percentage of revenues decreased to 14.4% in the first quarter of 2009 from 15.2% in the first quarter of 2008 primarily due to the decrease in stock-based compensation expense.
Income from operations. Income from operations increased $12.0 million, or 34%, to $47.6 million in the first quarter of 2009 from $35.6 million in the first quarter of 2008, due to the aforementioned factors.

Investment and other income. Investment and other income decreased $1.5 million, or 76%, to $0.5 million in the first quarter of 2009 from $2.0 million in the first quarter of 2008. The decrease was principally due to lower investment yields and a lower average cash balance, as well as a gain on sale of marketable securities of $0.8 million recognized in 2008.
Provision for income taxes. Income tax expense increased $4.9 million, or 35%, to $19.0 million in the first quarter of 2009 from $14.1 million in the first quarter of 2008, primarily due to the increase in income before taxes attributable to the factors discussed above. The Company’s effective tax rate was 39.6% for the first quarter of 2009 compared to 37.4% for the first quarter of 2008. The increase in the Company’s effective tax rate is largely attributable to lower income from tax-exempt securities in 2009.
Net income. Net income increased $5.6 million, or 24%, to $29.1 million in the first quarter of 2009 from $23.5 million in the first quarter of 2008, because of the factors discussed above.
Liquidity and Capital Resources
At March 31, 2009, the Company had cash, cash equivalents and marketable securities of $84.0 million compared to $107.3 million at December 31, 2008 and $118.9 million at March 31, 2008. At March 31, 2009, most of the Company’s excess cash was invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of March 31, 2009, the Company had a total of $51.5 million invested in the short-term, tax-exempt bond fund. At March 31, 2009, the 677 issues in this fund had an average credit rating of AA, an average maturity of 1.2 years, an average duration of 1.1 years, as well as an average yield to maturity of 1.9%. The Company had no debt as of December 31, 2008 or March 31, 2009.
For the three months ended March 31, 2009, the Company reported $47.1 million net cash from operating activities compared to $34.2 million for the same period in 2008. Capital expenditures were $6.6 million for the quarter ended March 31, 2009 compared to $5.1 million for the same period in 2008. During the quarter ended March 31, 2009, the Company paid a regular, quarterly common stock dividend of $7.1 million ($0.50 per share). The Company also received $1.7 million upon the exercise of 20,000 stock options. During the three months ended March 31, 2009, the Company invested $60.1 million to repurchase 348,085 shares of common stock at an average price of $172.57 per share as part of a previously announced common stock repurchase authorization. The Company’s remaining authorization for common stock repurchases was approximately $10.1 million at March 31, 2009.
In the first quarter of 2009, bad debt expense as a percentage of revenues was 3.2% compared to 2.5% for the same period in 2008. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 15 days at the end of the first quarter of 2009 compared to 12 days at the end of the first quarter of 2008.
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
The table below sets forth our contractual commitments associated with operating leases as of March 31, 2009. Although they have historically been paid by the Company, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
			2-3	4-5	After 5
	Total	Within 1 Year	Years	Years	Years
Operating leases	$189,234	$22,076	$47,914	$43,644	$75,600
New Campuses / Second Global Online Operations Center
Strayer University successfully opened two new campuses for the summer academic term. Both campuses are in the state of Ohio — one in Cincinnati and the other in Columbus. With these two new campuses, the Company has opened seven of 11 new campuses planned for 2009. The University also successfully opened its second Global Online Operations Center in Salt Lake City, Utah for the summer academic term.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
The Company is subject to the impact of interest rate changes and may be subject to changes in the market values of its future investments. The Company invests its excess cash in bank overnight deposits, money market funds, and a short-term, tax-exempt bond fund. The Company has not used derivative financial instruments in its investment portfolio.
Earnings from investments in bank overnight deposits, money market mutual funds, and short-term, tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2009, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
ITEM 4: CONTROLS AND PROCEDURES
a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of March 31, 2009, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2009, the Company used $60.1 million to repurchase shares of common stock under its repurchase program.(1) The Company’s remaining authorization for common stock repurchases was $10.1 million at March 31, 2009 for use during the remainder of 2009. A summary of the Company’s share repurchases during the quarter is set forth below:

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs	programs ($ mil)
Beginning Balance (at 12/31/08)				$70.1
January	—	—	—	—
February	222,000	$180.02	222,000	(39.9)
March	126,085	$159.44	126,085	(20.1)

Total (at 3/31/09)	348,085	$172.57	348,085	$10.1

(1)	The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date.
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

Date: May 1, 2009

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