Form 10-Q
period 2009-06-30
STRAYER EDUCATION INC
filed 2009-07-31
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2009, there were outstanding 13,992,907 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$56,379	$38,598
Marketable securities available for sale, at fair value	50,952	51,842
Tuition receivable, net of allowances for doubtful accounts of $4,776 and $5,400 at December 31, 2008 and June 30, 2009, respectively	131,458	130,912
Income taxes receivable	3,534	—
Other current assets	7,175	6,540

Total current assets	249,498	227,892
Property and equipment, net	66,304	75,051
Deferred income taxes	7,799	9,508
Restricted cash	500	500
Other assets	462	462

Total assets	$324,563	$313,413

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,099	$18,989
Accrued expenses	4,567	5,123
Income taxes payable	—	1,796
Unearned tuition	114,872	113,574
Other current liabilities	281	281

Total current liabilities	136,819	139,763
Long-term liabilities	11,663	11,584

Total liabilities	148,482	151,347

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 14,089,189 and 13,992,907 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	141	140
Additional paid-in capital	17,185	877
Retained earnings	158,834	160,903
Accumulated other comprehensive (loss) income	(79)	146

Total stockholders’ equity	176,081	162,066

Total liabilities and stockholders’ equity	$324,563	$313,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2009	2008	2009
Revenues	$97,928	$125,931	$195,002	$250,409
Costs and expenses:
Instruction and educational support	32,909	40,948	64,551	80,017
Marketing and admissions	16,729	20,029	31,824	39,897
General and administration	14,683	19,875	29,462	37,805

Income from operations	33,607	45,079	69,165	92,690
Investment and other income	785	375	2,821	866

Income before income taxes	34,392	45,454	71,986	93,556
Provision for income taxes	13,069	17,954	27,142	37,003

Net income	$21,323	$27,500	$44,844	$56,553

Earnings per share:
Basic	$1.52	$2.01	$3.19	$4.11
Diluted	$1.50	$2.00	$3.14	$4.07
Weighted average shares outstanding:
Basic	14,001	13,653	14,052	13,764
Diluted	14,248	13,771	14,294	13,886
Common dividends per share:
Regular	$0.38	$0.50	$0.75	$1.00
Special	—	—	$2.00	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2009	2008	2009
Net income	$21,323	$27,500	$44,844	$56,553
Other comprehensive income:
Unrealized (loss) gain on investment, net of taxes	(69)	20	(250)	225

Comprehensive income	$21,254	$27,520	$44,594	$56,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2007	14,426,634	$144	$87,080	$101,102	$181	$188,507
Exercise of stock options	223,000	2	10,323	—	—	10,325
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	11,498	—	—	11,498
Repurchase of common stock	(419,682)	(4)	(68,972)	—	—	(68,976)
Restricted stock grants, net of forfeitures	42,937	—	—	—	—	—
Stock-based compensation	—	—	5,487	—	—	5,487
Common stock dividends	—	—	—	(10,691)	—	(10,691)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(250)	(250)
Net income	—	—	—	44,844	—	44,844

Balance at June 30, 2008	14,272,889	$142	$45,416	$135,255	$(69)	$180,744

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2008	14,089,189	$141	$17,185	$158,834	$(79)	$176,081
Exercise of stock options	20,000	—	1,691	—	—	1,691
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	1,554	—	—	1,554
Repurchase of common stock	(375,885)	(4)	(24,768)	(40,354)	—	(65,126)
Restricted stock grants, net of forfeitures	259,603	3	(3)	—	—	—
Stock-based compensation	—	—	5,218	—	—	5,218
Common stock dividends	—	—	—	(14,130)	—	(14,130)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	225	225
Net income	—	—	—	56,553	—	56,553

Balance at June 30, 2009	13,992,907	$140	$877	$160,903	$146	$162,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2008	2009
Cash flows from operating activities:
Net income	$44,844	$56,553
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	—	155
Amortization of gain on sale of assets	(141)	(141)
Amortization of deferred rent	(217)	(91)
Gain on sale of marketable securities	(785)	—
Depreciation and amortization	4,991	6,600
Deferred income taxes	(2,059)	(2,173)
Stock-based compensation	5,487	5,218
Changes in assets and liabilities:
Tuition receivable, net	(1,755)	546
Other current assets	(1,298)	1,066
Other assets	(64)	—
Accounts payable	(1,111)	(589)
Accrued expenses	1,155	556
Income taxes payable/receivable	5,098	6,884
Excess tax benefits from stock-based payment arrangements	(11,498)	(1,554)
Unearned tuition	461	(1,298)
Deferred lease incentives	363	153

Net cash provided by operating activities	43,471	71,885

Cash flows from investing activities:
Purchases of property and equipment	(10,032)	(13,023)
Purchases of marketable securities	(30,180)	(632)
Proceeds from the sale of marketable securities	76,785	—

Net cash provided by (used in) investing activities	36,573	(13,655)

Cash flows from financing activities:
Regular common dividends paid	(10,691)	(14,130)
Special common dividends paid	(28,854)	—
Proceeds from exercise of stock options	10,325	1,691
Excess tax benefits from stock-based payment arrangements	11,498	1,554
Repurchase of common stock	(68,976)	(65,126)

Net cash used in financing activities	(86,698)	(76,011)

Net (decrease) in cash and cash equivalents	(6,654)	(17,781)
Cash and cash equivalents — beginning of period	95,036	56,379

Cash and cash equivalents — end of period	$88,382	$38,598

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$843	$3,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of June 30, 2008 and 2009 is unaudited.
1. Basis of Presentation
The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. and Strayer University, Inc. (the “University”), collectively referred to herein as the “Company”.
The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of June 30, 2008, December 31, 2008 and June 30, 2009 and for the three and six months ended June 30, 2008 and 2009 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
The Company performed an evaluation of subsequent events through July 31, 2009, which is the date the financial statements were issued.
The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the six months ended June 30, 2009 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, textbook-related income and other income which are recognized when incurred.
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

3. Earnings Per Share
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflects the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company, and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At June 30, 2009, all issued and outstanding stock options were included in the calculation.
Set forth below is a reconciliation of shares used to compute net income per share (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2009	2008	2009
Weighted average shares outstanding used to compute basic net income per share	14,001	13,653	14,052	13,764
Incremental shares issuable upon the assumed exercise of stock options	74	52	66	54
Unvested restricted stock	173	66	176	68

Shares used to compute diluted net income per share	14,248	13,771	14,294	13,886

4. Credit Facilities
The Company maintains two credit facilities from two banks with borrowing availability of $10.0 million each. Interest on any borrowings under the facilities will accrue at an annual rate of no more than 1.25% above the London Interbank Offered Rate. There were no outstanding balances and there were no fees payable on either facility as of June 30, 2009.
5. Stockholders’ Equity
Common stock
A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2008 and June 30, 2009, the Company had 14,089,189 and 13,992,907 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2008, the Company increased the annual cash dividend from $1.50 to $2.00 per share, or $0.50 per share quarterly.

Stock-based compensation
In January 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2009 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are based on historical experience.
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
Stock-based compensation plans
In July 1996, the Company’s stockholders approved 1,500,000 shares of common stock for grants under the Company’s 1996 equity compensation plan. This plan was amended by the stockholders at the May 2001 Annual Stockholders’ Meeting and at the May 2005 Annual Stockholders’ Meeting to increase the number of shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively (as amended, the “Plan”). A total of 3,000,000 shares have therefore been approved for grants under the Plan. The Plan was again amended at the May 2006 Annual Stockholders’ Meeting to authorize a one-time exchange of stock options for restricted stock by employees (excluding the five highest compensated executive officers) and to permit restricted stock and cash awards to qualify for favorable tax treatment under Section 162(m) of the Internal Revenue Code. The Plan provides for the granting of stock options as well as restricted stock to employees, officers and directors of the Company at the discretion of the Board of Directors. Vesting provisions are also at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years. In 2006, the Company began granting shares of restricted stock instead of stock options. The Company believes that annual grants of restricted stock are generally preferable as an equity compensation vehicle and more suited to the Company’s long-term business model than larger, sporadic grants of stock options. This is so because shares of restricted stock have an intrinsic value when granted (as opposed to options) and therefore, the employee holding restricted stock shares a downside risk to such value with other owners of the Company’s common stock.
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
In April 2009, the Company awarded a total of 6,770 shares of restricted stock. These shares were awarded to various non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program, as well as to a recently-hired corporate officer. The Company’s stock price closed at $175.82 on the date of this restricted stock grant.
The table below sets forth the stock option activity for the six months ended June 30, 2009 and other stock option information at June 30, 2009:

			Weighted-
		Weighted-	average
		average	remaining	Aggregate intrinsic
	Number of	exercise	contractual	value(1)
	shares	price	life (yrs.)	(in thousands)
Balance, December 31, 2008	167,084	$102.98	3.8	$18,618
Grants	—	—
Exercises	(20,000)	$84.55
Forfeitures	—	—

Balance, June 30, 2009	147,084	$105.49	2.5	$16,564

Vested, June 30, 2009	147,084	$105.49	2.5	$16,564
Exercisable, June 30, 2009	147,084	$105.49	2.5	$16,564

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the respective trading day. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The following table summarizes information regarding share-based payment arrangements for the six months ended June 30, 2008 and 2009 (in thousands):

	For the six months ended
	June 30,
	2008	2009
Proceeds from stock options exercised	$10,325	$1,691
Excess tax benefits related to stock options exercised and vested restricted stock	$11,498	$1,554
Intrinsic value of stock options exercised (1)	$28,581	$1,604

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.
The following table summarizes information about the stock options to purchase the Company’s common stock at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		average
	Number	remaining	Weighted-	Number	Weighted-
	outstanding	contractual life	average	exercisable at	average
Exercise prices	at 6/30/09	(yrs.)	exercise price	6/30/09	exercise price
$67.84	6,667	0.9	$67.84	6,667	$67.84
$107.28	140,417	2.6	$107.28	140,417	$107.28

	147,084	2.5	$105.49	147,084	$105.49
The table below sets forth the restricted stock activity for the six months ended June 30, 2009:

		Weighted-
	Number	average grant
	of shares	price
Balance, December 31, 2008	122,095	$124.06
Grants	259,912	216.68
Vested shares	(24,216)	88.25
Forfeitures	(309)	162.10

Balance, June 30, 2009	357,482	$192.62
At June 30, 2009, total stock-based compensation cost which has not yet been recognized was $58.5 million, all for unvested restricted stock. This cost is expected to be recognized over the next 89 months on a weighted-average basis.

Valuation and Expense Information Under FAS 123(R)
The following table summarizes the stock-based compensation expense recorded for the three and six months ended June 30, 2008 and 2009 by expense line item (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2009	2008	2009
Instruction and educational support	$365	$447	$693	$855
Marketing and admissions	229	30	437	67
General and administration	2,217	2,373	4,909	4,296

Stock-based compensation expense included in operating expense	$2,811	$2,850	$6,039	$5,218
Tax benefit	1,068	1,126	2,294	2,061

Stock-based compensation expense, net of tax	$1,743	$1,724	$3,745	$3,157

6. Investments in Marketable Securities
At June 30, 2009, most of the Company’s excess cash was invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the fund’s underlying securities. As of June 30, 2009, the Company had a total of $51.8 million invested in the short-term tax-exempt bond fund. The investments are considered “available-for-sale” as they are not held for trading and will not be held to maturity, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.
7. Long-Term Liabilities
Lease Incentives
In conjunction with the opening of new campuses and renovating existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 88-1, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2008 and June 30, 2009, the Company had deferred lease incentives of $4.5 million and $4.1 million, respectively.
Lease Obligations
In accordance with the FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Schedule Rent Increases, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2008 and June 30, 2009, the Company had deferred lease obligations of $5.1 million and $5.6 million, respectively.

Deferred Gain
In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which was $2.1 million and $1.9 million at December 31, 2008 and June 30, 2009, respectively, is recorded as a long-term liability.
8. Income Taxes
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at June 30, 2009 are immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions in which the Company is subject.
9. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (‘‘SFAS 157’’), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position, results of operations or cash flow.
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
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (EITF 03-6-1), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This staff position requires certain share-based payment awards that entitle holders to receive non-forfeitable dividends before they vest to be treated as participating securities in basic and diluted EPS calculations. EITF 03-6-1 is effective for the first fiscal year beginning after December 15, 2008. The adoption of EITF 03-6-1, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

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
Results of Operations
In the second quarter of 2009, the Company generated $125.9 million in revenue, an increase of 29% compared to the same period in 2008, as a result of average enrollment growth of 22% and a 5% tuition increase at the beginning of 2009. Income from operations was $45.1 million for the second quarter of 2009, an increase of 34% compared to the same period in 2008. Net income was $27.5 million in the second quarter of 2009, an increase of 29%, compared to the same period in 2008. Diluted earnings per share was $2.00 for the second quarter of 2009 compared to $1.50 for the same period in 2008, an increase of 33%.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Enrollment. Enrollment at Strayer University for the 2009 spring term, which began April 13, 2009 and ended June 29, 2009, increased 22% to 46,038 students compared to 37,733 students for the same term in 2008. Across the Strayer University campus and online system, new student enrollments increased 26% and continuing student enrollments increased 21%. Global online enrollments increased 40%. Students taking 100% of their classes online (including campus based students) increased 24%. The total number of students taking at least one course online in the 2009 spring term increased 23% to 33,208.
Revenues. Revenues increased 29% to $125.9 million in the second quarter of 2009 from $97.9 million in the second quarter of 2008, principally due to a 22% increase in enrollment and a 5% tuition increase implemented at the beginning of 2009.
Instruction and educational support expenses. Instruction and educational support expenses increased $8.0 million, or 24%, to $40.9 million in the second quarter of 2009 from $32.9 million in the second quarter of 2008. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $2.5 million, $1.8 million, and $1.8 million, respectively. Instruction and educational support expenses as a percentage of revenues decreased to 32.5% in the second quarter of 2009 from 33.6% in the second quarter of 2008 largely attributable to faculty costs growing at a lower rate than tuition revenue.
Marketing and admissions expenses. Marketing and admissions expenses increased $3.3 million, or 20%, to $20.0 million in the second quarter of 2009 from $16.7 million in the second quarter of 2008. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. Marketing and admissions expenses as a percentage of revenues decreased to 15.9% in the second quarter of 2009 from 17.1% in the second quarter of 2008.
General and administration expenses. General and administration expenses increased $5.2 million, or 35%, to $19.9 million in the second quarter of 2009 from $14.7 million in the second quarter of 2008. This increase was principally due to increased employee compensation and higher bad debt expense, which increased $1.1 million and $2.5 million, respectively. General and administration expenses as a percentage of revenues increased to 15.8% in the second quarter of 2009 from 15.0% in the second quarter of 2008 primarily due to bad debt expense, partly offset by lower stock-based compensation expense.
Income from operations. Income from operations increased $11.5 million, or 34%, to $45.1 million in the second quarter of 2009 from $33.6 million in the second quarter of 2008 due to the aforementioned factors.
Investment and other income. Investment and other income decreased $0.4 million, or 52%, to $0.4 million in the second quarter of 2009 from $0.8 million in the second quarter of 2008.

The decrease was primarily attributable to lower investment yields and a lower average cash balance.
Provision for income taxes. Income tax expense increased $4.9 million, or 37%, to $18.0 million in the second quarter of 2009 from $13.1 million in the second quarter of 2008, primarily due to the increase in income before taxes attributable to the factors discussed above. The Company’s effective tax rate was 39.5% for the second quarter of 2009, compared to 38.0% for the second quarter of 2008. The increase in the Company’s effective tax rate is largely attributable to lower income from tax-exempt securities in 2009.
Net income. Net income increased $6.2 million, or 29%, to $27.5 million in the second quarter of 2009 from $21.3 million in the second quarter of 2008 because of the factors discussed above.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Enrollment. Average enrollment increased 22% to 45,868 students for the six months ended June 30, 2009 compared to 37,528 students for the same period in 2008.
Revenues. Revenues increased 28% to $250.4 million in the six months ended June 30, 2009 from $195.0 million in the six months ended June 30, 2008, principally due to a 22% increase in average enrollment and a 5% tuition increase implemented at the beginning of 2009.
Instruction and educational support expenses. Instruction and educational support expenses increased $15.4 million, or 24%, to $80.0 million in the six months ended June 30, 2009 from $64.6 million in the six months ended June 30, 2008. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $4.8 million, $3.4 million, and $3.7 million, respectively. These expenses as a percentage of revenues decreased to 32.0% for the six months ended June 30, 2009 from 33.1% in the six months ended June 30, 2008.
Marketing and admissions expenses. Marketing and admissions expenses increased $8.1 million, or 25%, to $39.9 million in the six months ended June 30, 2009 from $31.8 million in the six months ended June 30, 2008. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. These expenses as a percentage of revenues decreased to 15.9% for the six months ended June 30, 2009 from 16.3% in the six months ended June 30, 2008.
General and administration expenses. General and administration expenses increased $8.3 million, or 28%, to $37.8 million in the six months ended June 30, 2009 from $29.5 million in the six months ended June 30, 2008. This increase was principally due to increased employee compensation costs and higher bad debt expense, which increased $3.3 million and $4.0 million, respectively. General and administration expenses as a percentage of revenues was 15.1% for the six months ended June 30, 2008 and 2009.

Income from operations. Income from operations increased $23.5 million, or 34%, to $92.7 million in the six months ended June 30, 2009 from $69.2 million in the six months ended June 30, 2008 due to the aforementioned factors.
Investment and other income. Investment and other income decreased $1.9 million, or 69%, to $0.9 million in the six months ended June 30, 2009 from $2.8 million in the six months ended June 30, 2008. This decrease was principally attributable to lower investment yields and a lower average cash balance, as well as a gain on sale of marketable securities of $0.8 million recognized in 2008.
Provision for income taxes. Income tax expense increased $9.9 million, or 36%, to $37.0 million in the six months ended June 30, 2009 from $27.1 million in the six months ended June 30, 2008, primarily due to the increase in income before taxes discussed above. The Company’s effective tax rate was 39.5% for the six months ended June 30, 2009, compared to 37.7% for the six months ended June 30, 2008. The increase in the Company’s effective tax rate is largely attributable to lower income from tax-exempt securities in 2009.
Net income. Net income increased $11.8 million, or 26%, to $56.6 million in the six months ended June 30, 2009 from $44.8 million in the six months ended June 30, 2008 because of the factors discussed above.
Liquidity and Capital Resources
At June 30, 2009, the Company had cash, cash equivalents and marketable securities of $90.4 million compared to $107.3 million at December 31, 2008 and $118.4 million at June 30, 2008. At June 30, 2009, most of the Company’s excess cash was invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of June 30, 2009, the Company had a total of $51.8 million invested in the short-term tax-exempt bond fund. At June 30, 2009, the 850 issues in this fund had an average credit rating of AA, an average maturity of 1.1 years, an average duration of 1.0 years, as well as an average yield to maturity of 1.4%. The Company had no debt as of December 31, 2008 and June 30, 2009.
For the six months ended June 30, 2009, the Company generated $71.9 million of net cash from operating activities compared to $43.5 million for the same period in 2008. Capital expenditures were $13.0 million for the six months ended June 30, 2009 compared to $10.0 million for the same period in 2008. During the six months ended June 30, 2009, the Company paid regular, quarterly dividends totaling $14.1 million ($0.50 per share for each dividend). The Company also received $1.7 million upon the exercise of options to purchase 20,000 shares of Company stock. During the three months ended June 30, 2009, the Company invested $5.1 million for the repurchase of 27,800 shares of stock at an average price of $181.95 per share as part of a previously announced stock repurchase authorization. The Company’s remaining authorization for stock repurchases was $5.0 million at June 30, 2009, having spent $65.1 million for repurchases in the six months ended June 30, 2009.
In the second quarter of 2009, bad debt expense as a percentage of revenues was 4.2% compared to 2.8% for the same period in 2008. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 15 days at the end of the second quarter of 2009, compared to 12 days at the end of the second quarter of 2008.
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
The table below sets forth our contractual commitments associated with operating leases as of June 30, 2009.

	Payments due by period (in thousands)
			2-3	4-5	After 5
	Total	Within 1 Year	Years	Years	Years
Operating leases	$190,838	$23,363	$49,212	$42,910	$75,353
New Campuses
Strayer University is opening four new campuses in preparation for the fall academic term. Two campuses will be located in the state of Ohio serving the Cleveland and Akron markets. The third campus will be located in Florence, Kentucky, which will serve residents in the Cincinnati, Ohio market. The fourth new campus will be in Miami, Florida. These four new campuses, together with the seven campuses opened earlier this year, will complete the Company’s planned 11 campus openings in 2009. In October, the Company intends to announce the number of new campuses Strayer University plans to open in 2010.

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
Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2009, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
ITEM 4: CONTROLS AND PROCEDURES
a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of June 30, 2009, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2009, the Company used $5.1 million to repurchase shares of common stock under its repurchase program(1). The Company’s remaining authorization for common stock repurchases was $5.0 million at June 30, 2009. A summary of the Company’s share repurchases during the quarter is set forth below:

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs	programs ($ mil)
Beginning Balance (at 3/31/09)				$10.1
April	—	—	—	—
May	27,800	$181.95	27,800	(5.1)
June	—	—	—	—

Total (at 6/30/09)	27,800	$181.95	27,800	$5.0

(1)	The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date.
Item 3. Defaults Upon Senior Securities.
     None

Item 4. Submission of Matter to a Vote of Security Holders.
     At the Annual Meeting of the Stockholders held on April 28, 2009, the following matters were submitted to a vote of our common stockholders:
     Proposal
     1. Election of directors:

	For	Against	Abstain
Robert S. Silberman	13,187,490	148,738	31,919
Dr. Charlotte F. Beason	13,267,457	65,093	35,596
William E. Brock	13,288,969	43,528	35,648
David A. Coulter	13,221,052	115,106	31,986
Robert R. Grusky	13,311,015	21,456	35,674
Robert L. Johnson	10,930,249	2,405,899	31,996
Todd A. Milano	10,931,508	2,404,553	32,081
G. Thomas Waite, III	13,264,047	72,097	32,000
J. David Wargo	10,929,191	2,403,253	35,701
2.	Ratification of Appointment of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

For	Against	Abstain
13,270,107	62,137	35,901
     3. Re-authorization of Employee Stock Purchase Plan:

			Broker
For	Against	Abstain	Non-Votes
11,976,164	232,859	28,932	1,130,190
Item 5. Other Information.
     None
Item 6. Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAYER EDUCATION, INC.
By:	/s/ Mark C. Brown
Mark C. Brown
Executive Vice President and Chief Financial Officer

Date: July 31, 2009

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