Form 10-Q
period 2009-09-30
STRAYER EDUCATION INC
filed 2009-10-30
CIK 1013934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2009, there were outstanding 14,008,796 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$56,379	$41,036
Marketable securities available for sale, at fair value	50,952	52,347
Tuition receivable, net of allowances for doubtful accounts of $4,776 and $5,278 at December 31, 2008 and September 30, 2009, respectively	131,458	157,877
Income taxes receivable	3,534	6,825
Other current assets	7,175	6,633

Total current assets	249,498	264,718
Property and equipment, net	66,304	78,132
Deferred income taxes	7,799	10,216
Restricted cash	500	500
Other assets	462	1,303

Total assets	$324,563	$354,869

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,099	$16,532
Accrued expenses	4,567	8,185
Unearned tuition	114,872	142,639
Other current liabilities	281	281

Total current liabilities	136,819	167,637
Long-term liabilities	11,663	11,707

Total liabilities	148,482	179,344

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 14,089,189 and 14,008,796 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	141	141
Additional paid-in capital	17,185	4,528
Retained earnings	158,834	170,551
Accumulated other comprehensive (loss) income	(79)	305

Total stockholders’ equity	176,081	175,525

Total liabilities and stockholders’ equity	$324,563	$354,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2009	2008	2009
Revenues	$86,993	$114,351	$281,995	$364,760
Costs and expenses:
Instruction and educational support	30,548	40,110	95,099	120,127
Marketing and admissions	22,985	27,398	54,809	67,295
General and administration	15,209	19,583	44,671	57,388

Income from operations	18,251	27,260	87,416	119,950
Investment and other income	905	287	3,726	1,153

Income before income taxes	19,156	27,547	91,142	121,103
Provision for income taxes	7,394	10,881	34,536	47,884

Net income	$11,762	$16,666	$56,606	$73,219

Earnings per share:
Basic	$0.84	$1.22	$4.03	$5.33
Diluted	$0.83	$1.21	$3.97	$5.29
Weighted average shares outstanding:
Basic	14,001	13,659	14,035	13,728
Diluted	14,240	13,780	14,275	13,850
Common dividends per share:
Regular	$0.38	$0.50	$1.13	$1.50
Special	—	—	$2.00	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2009	2008	2009
Net income	$11,762	$16,666	$56,606	$73,219
Other comprehensive income:
Unrealized (loss) gain on investment, net of taxes	(136)	159	(387)	384

Comprehensive income	$11,626	$16,825	$56,219	$73,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2007	14,426,634	$144	$87,080	$101,102	$181	$188,507
Exercise of stock options	223,000	2	10,631	—	—	10,633
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	11,498	—	—	11,498
Repurchase of common stock	(465,282)	(4)	(79,263)	—	—	(79,267)
Restricted stock grants, net of forfeitures	42,937	—	—	—	—	—
Stock-based compensation	—	—	8,244	—	—	8,244
Common stock dividends	—	—	—	(16,031)	—	(16,031)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(387)	(387)
Net income	—	—	—	56,606	—	56,606

Balance at September 30, 2008	14,227,289	$142	$38,190	$141,677	$(206)	$179,803

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2008	14,089,189	$141	$17,185	$158,834	$(79)	$176,081
Exercise of stock options	60,417	1	6,026	—	—	6,027
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	2,986	—	—	2,986
Repurchase of common stock	(400,413)	(4)	(29,725)	(40,355)	—	(70,084)
Restricted stock grants, net of forfeitures	259,603	3	(3)	—	—	—
Stock-based compensation	—	—	8,059	—	—	8,059
Common stock dividends	—	—	—	(21,147)	—	(21,147)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	384	384
Net income	—	—	—	73,219	—	73,219

Balance at September 30, 2009	14,008,796	$141	$4,528	$170,551	$305	$175,525

The accompanying notes are an integral part of these condensed consolidated financial statements

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2008	2009
Cash flows from operating activities:
Net income	$56,606	$73,219
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	—	155
Amortization of gain on sale of assets	(211)	(211)
Amortization of deferred rent	(289)	(121)
Gain on sale of marketable securities	(785)	—
Depreciation and amortization	7,720	10,119
Deferred income taxes	(3,558)	(3,082)
Stock-based compensation	8,244	8,059
Changes in assets and liabilities:
Tuition receivable, net	(26,469)	(26,419)
Other current assets	(2,124)	1,070
Other assets	(64)	(841)
Accounts payable	2,244	(569)
Accrued expenses	912	3,618
Income taxes payable/receivable	6,286	(305)
Excess tax benefits from stock-based payment arrangements	(11,498)	(2,986)
Unearned tuition	24,544	27,767
Deferred lease incentives	1,400	376

Net cash provided by operating activities	62,958	89,849

Cash flows from investing activities:
Purchases of property and equipment	(15,332)	(22,100)
Purchases of marketable securities	(50,561)	(874)
Proceeds from the sale of marketable securities	76,785	—

Net cash provided by (used in) investing activities	10,892	(22,974)

Cash flows from financing activities:
Regular common dividends paid	(16,031)	(21,147)
Special common dividends paid	(28,853)	—
Proceeds from exercise of stock options	10,633	6,027
Excess tax benefits from stock-based payment arrangements	11,498	2,986
Repurchase of common stock	(79,267)	(70,084)

Net cash used in financing activities	(102,020)	(82,218)

Net decrease in cash and cash equivalents	(28,170)	(15,343)
Cash and cash equivalents – beginning of period	95,036	56,379

Cash and cash equivalents – end of period	$66,866	$41,036

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$308	$813

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of September 30, 2008 and 2009 is unaudited.
1. Basis of Presentation
The financial statements are presented on a consolidated basis. The accompanying financial statements include the accounts of Strayer Education, Inc. and Strayer University, Inc. (the “University”), collectively referred to herein as the “Company”.
The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year. All information as of September 30, 2008, December 31, 2008 and September 30, 2009 and for the three and nine months ended September 30, 2008 and 2009 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
The Company performed an evaluation of subsequent events through October 30, 2009, which is the date the financial statements were issued.
The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the nine months ended September 30, 2009 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, commencement fees, placement test fees, withdrawal fees, textbook-related income and other income, which are recognized when incurred.
2. Nature of Operations
Strayer Education, Inc., a Maryland corporation, conducts its operations through its subsidiary. The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through its 71 physical campuses in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Utah, Virginia, West Virginia, and Washington, D.C. and worldwide via the Internet.

3. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflects the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At September 30, 2009, all issued and outstanding stock options were included in the calculation.
Set forth below is a reconciliation of shares used to compute net income per share (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2009	2008	2009
Weighted average shares outstanding used to compute basic net income per share	14,001	13,659	14,035	13,728
Incremental shares issuable upon the assumed exercise of stock options	61	46	64	52
Unvested restricted stock	178	75	176	70

Shares used to compute diluted net income per share	14,240	13,780	14,275	13,850

4. Credit Facility
The Company maintains a credit facility with borrowing availability of $15.0 million. Interest on any borrowings under the facility will accrue at an annual rate of 1.25% above the London Interbank Offered Rate. There was no outstanding balance and there was no fee payable on the facility as of September 30, 2009.
5. Stockholders’ Equity
Common stock
A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2008 and September 30, 2009, the Company had 14,089,189 and 14,008,796 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2009, the Company will increase the annual cash dividend from $2.00 to $3.00 per share, or from $0.50 to $0.75 per share quarterly.
Stock-based compensation
As required by the Stock Compensation Topic of the FASB Accounting Standards Codification (the FASB ASC), ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September

30, 2008 and 2009 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are based on historical experience.
ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company has elected to estimate fair value using the Black-Scholes option pricing valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statements of Income. The Company’s determination of fair value of share-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.
Stock-based compensation plans
In July 1996, the Company’s stockholders approved 1,500,000 shares of common stock for grants under the Company’s 1996 equity compensation plan. This plan was amended by the stockholders at the May 2001 Annual Stockholders’ Meeting and at the May 2005 Annual Stockholders’ Meeting to increase the number of shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively (as amended, the “Plan”). A total of 3,000,000 shares have therefore been approved for grants under the Plan. The Plan was again amended at the May 2006 Annual Stockholders’ Meeting to authorize a one-time exchange of stock options for restricted stock by employees (excluding the five highest compensated executive officers) and to permit restricted stock and cash awards to qualify for favorable tax treatment under Section 162(m) of the Internal Revenue Code. The Plan provides for the granting of stock options as well as restricted stock to employees, officers and directors of the Company at the discretion of the Board of Directors. Vesting provisions are also at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years. In 2006, the Company began granting shares of restricted stock instead of stock options. The Company believes that annual grants of restricted stock are generally preferable as an equity compensation vehicle and more suited to the Company’s long-term business model than larger, sporadic grants of stock options. We believe this is so because shares of restricted stock have an intrinsic value when granted (as opposed to options) and therefore, the employee holding restricted stock shares a downside risk to such value with other owners of the Company’s common stock.
In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”), which was re-authorized on April 28, 2009 for an additional 10 years. Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares.
In February 2009, the Company’s Board of Directors approved grants of 253,142 shares of restricted stock to certain employees. Robert Silberman, Chairman and Chief Executive Officer, was granted 183,680 of these shares of restricted stock, none of which vest until

February 10, 2019, subject to the satisfaction of certain academic and financial performance criteria. Karl McDonnell, President and Chief Operating Officer, was granted 45,920 of these shares of restricted stock, none of which vest until February 10, 2014, subject to the satisfaction of the same performance criteria that apply to Mr. Silberman’s grant. The remaining 23,542 shares of restricted stock, which vest over a 3-5 year period, were granted to certain employees pursuant to the Company’s existing annual equity compensation program. Mr. Silberman and Mr. McDonnell do not participate in the employee annual equity compensation program. The Company’s stock price closed at $217.77 on the date of these restricted stock grants.
In April 2009, the Company awarded a total of 6,770 shares of restricted stock. These shares were awarded to various non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program, as well as to a recently-hired corporate officer. The Company’s stock price closed at $175.82 on the date of this restricted stock grant.
The table below sets forth the stock option activity for the nine months ended September 30, 2009 and other stock option information at September 30, 2009:

			Weighted-
	Number of	Weighted-	average
	shares	average	remaining	Aggregate
	underlying	exercise	contractual	intrinsic value(1)
	options	price	life (yrs.)	(in thousands)

Balance, December 31, 2008	167,084	$102.98	3.8	$18,618
Grants	—	—
Exercises	(60,417)	$99.75
Forfeitures	—	—

Balance, September 30, 2009	106,667	$104.81	2.2	$12,039

Vested, September 30, 2009	106,667	$104.81	2.2	$12,039
Exercisable, September 30, 2009	106,667	$104.81	2.2	$12,039

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the respective trading day. The amount of aggregate intrinsic value will change based on the fair market value of our stock.

The following table summarizes information regarding share-based payment arrangements for the nine months ended September 30, 2008 and 2009 (in thousands):

	For the nine months ended
	September 30,
	2008	2009
Proceeds from stock options exercised	$10,633	$6,027
Excess tax benefits related to stock options exercised and vested restricted stock	$11,498	$2,986
Intrinsic value of stock options exercised (1)	$28,581	$6,032

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.
The following table summarizes information about the stock options to purchase the Company’s common stock at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		average
	Number	remaining	Weighted-	Number	Weighted-
	outstanding	contractual life	average	exercisable at	average
Exercise prices	at 9/30/09	(yrs.)	exercise price	9/30/09	exercise price
$67.84	6,667	0.6	$67.84	6,667	$67.84
$107.28	100,000	2.3	$107.28	100,000	$107.28

	106,667	2.2	$104.81	106,667	$104.81
The table below sets forth the restricted stock activity for the nine months ended September 30, 2009:

		Weighted-
	Number	average
	of shares	grant price
Balance, December 31, 2008	122,095	$124.06
Grants	259,912	216.68
Vested shares	(28,716)	90.18
Forfeitures	(309)	162.10

Balance, September 30, 2009	352,982	$193.79

At September 30, 2009, total stock-based compensation cost which has not yet been recognized was $55.8 million, all for unvested restricted stock. This cost is expected to be recognized over the next 88 months on a weighted-average basis.

Valuation and Expense Information Under ASC 718
The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2008 and 2009 by expense line item (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2008	2009	2008	2009
Instruction and educational support	$263	$459	$955	$1,315
Marketing and admissions	215	30	652	97
General and administration	2,285	2,351	7,195	6,647

Stock-based compensation expense included in operating expense	$2,763	$2,840	$8,802	$8,059
Tax benefit	1,050	1,122	3,345	3,186

Stock-based compensation expense, net of tax	$1,713	$1,718	$5,457	$4,873

6. Investments in Marketable Securities
At September 30, 2009, most of the Company’s excess cash was invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the fund’s underlying securities. As of September 30, 2009, the Company had a total of $52.3 million invested in the short-term tax-exempt bond fund. The investments are considered “available-for-sale” as they are not held for trading and will not be held to maturity, in accordance with the Investments-Debt and Equity Securities Topic, ASC 320, of the FASB ASC. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method.
7. Long-Term Liabilities
Lease Incentives
In conjunction with the opening of new campuses and renovating existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. As required by the Operating Leases Subtopic, ASC 840-20 of the FASB ASC, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2008 and September 30, 2009, the Company had deferred lease incentives of $4.5 million and $3.9 million, respectively.
Lease Obligations
As required by ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2008 and September 30, 2009, the Company had deferred lease obligations of $5.1 million and $5.9 million, respectively.

Deferred Gain
In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which was $2.1 million and $1.9 million at December 31, 2008 and September 30, 2009, respectively, is recorded as a long-term liability.
8. Income Taxes
The Fair Value Measurements and Disclosures Topic, ASC 740 of the FASB ASC, requires the company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at September 30, 2009 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2006-2008 remain open to examination by the major taxing jurisdictions in which the Company is subject.
9. Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued ASC 820, the Fair Value Measurements and Disclosures Topic of the FASB ASC, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007. The adoption of ASC 820, effective January 1, 2008, did not have a material effect on the Company’s consolidated financial statements.
In February 2007, the FASB issued The Financial Instruments Topic, ASC 825, of the FASB ASC, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. ASC 825 is effective for the first fiscal year beginning after November 15, 2007. The adoption of ASC 825, effective January 1, 2008, did not have a material effect on the Company’s consolidated financial statements.
In June 2008, the FASB issued paragraph ASC 260-45-61A of the Earnings Per Share Topic of the FASB ASC. This paragraph requires certain share-based payment awards that entitle holders to receive non-forfeitable dividends before they vest to be treated as participating securities in basic and diluted EPS calculations. ASC 260-45-61A is effective for the first fiscal year beginning after December 15, 2008. The adoption of ASC 260-45-61A, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.
In May 2009, the FASB issued ASC 855, the Subsequent Events Topic, which establishes general accounting and disclosure guidelines for events that occur after the balance sheet date but before financial statements are issued or available to be issued. This adoption of this guidance, effective June 15, 2009, did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). Under the new FASB Accounting Standards Codification (ASC), SFAS 168 is now the Generally Accepted Accounting Principles Topic (ASC 105). The ASC becomes the single, authoritative source for US accounting and reporting standards and supersedes all previously issued FASB statements and related accounting literature references for reporting purposes. The ASC is effective for reporting periods ending after September 15, 2009. The adoption of the ASC did not have a material effect on the Company’s consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Cautionary Notice Regarding Forward Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward looking statements, except as may be required by law.
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
Results of Operations
In the third quarter of 2009, the Company generated $114.4 million in revenue, an increase of 31% compared to the same period in 2008, as a result of average enrollment growth during the quarter of 24% and a 5% tuition increase which commenced at the beginning of 2009. Income from operations was $27.3 million for the third quarter of 2009, an increase of 49% compared to the same period in 2008. Net income was $16.7 million in the third quarter of 2009, an increase of 42%, compared to the same period in 2008. Diluted earnings per share was $1.21 for the third quarter of 2009 compared to $0.83 for the same period in 2008, an increase of 46%.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Enrollment. Enrollment at Strayer University for the 2009 summer term, which began July 6, 2009 and ended September 21, 2009, increased 24% to 42,516 students compared to 34,176 students for the same term in 2008. Across the Strayer University campus and online system, new student enrollments increased 28% and continuing student enrollments increased 23%. Global online enrollments increased 43%. Students taking 100% of their classes online (including campus based students) increased 25%. The total number of students taking at least one course online in the 2009 summer term increased 25% to 31,338.
Revenues. Revenues increased 31% to $114.4 million in the third quarter of 2009 from $87.0 million in the third quarter of 2008, principally due to a 24% increase in enrollment during the quarter and a 5% tuition increase implemented at the beginning of 2009.
Instruction and educational support expenses. Instruction and educational support expenses increased $9.6 million, or 31%, to $40.1 million in the third quarter of 2009 from $30.5 million in the third quarter of 2008. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $2.2 million, $3.6 million, and $2.4 million, respectively. Instruction and educational support expenses as a percentage of revenues remained constant at 35.1% in both the third quarter of 2008 and 2009.
Marketing and admissions expenses. Marketing and admissions expenses increased $4.4 million, or 19%, to $27.4 million in the third quarter of 2009 from $23.0 million in the third quarter of 2008. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. Marketing and admissions expenses as a percentage of revenues decreased to 24.0% in the third quarter of 2009 from 26.4% in the third quarter of 2008, largely attributable to admissions costs growing at a lower rate than revenue.
General and administration expenses. General and administration expenses increased $4.4 million, or 29%, to $19.6 million in the third quarter of 2009 from $15.2 million in the third quarter of 2008. This increase was principally due to increased employee compensation, employee relocation costs, and higher bad debt expense, which increased $0.7 million, $0.6 million, and $2.0 million, respectively, from the third quarter of 2008. General and administration expenses as a percentage of revenues decreased to 17.1% in the third quarter of 2009 from 17.5% in the third quarter of 2008, largely attributable to employee costs and stock-based compensation growing at a lower rate than revenue partly offset by higher bad debt expense.
Income from operations. Income from operations increased $9.0 million, or 49%, to $27.3 million in the third quarter of 2009 from $18.3 million in the third quarter of 2008 due to the aforementioned factors.
Investment and other income. Investment and other income decreased $0.6 million, or 68%, to $0.3 million in the third quarter of 2009 from $0.9 million in the third quarter of 2008. The decrease was primarily attributable to lower investment yields and a lower average cash balance.

Provision for income taxes. Income tax expense increased $3.5 million, or 47%, to $10.9 million in the third quarter of 2009 from $7.4 million in the third quarter of 2008, primarily due to the increase in income before taxes attributable to the factors discussed above. The Company’s effective tax rate was 39.5% for the third quarter of 2009, compared to 38.6% for the third quarter of 2008. The increase in the Company’s effective tax rate is largely attributable to a lower percentage of the Company’s income being derived from tax-exempt securities in 2009.
Net income. Net income increased $4.9 million, or 42%, to $16.7 million in the third quarter of 2009 from $11.8 million in the third quarter of 2008 because of the factors discussed above.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Enrollment. Average enrollment increased 23% to 44,750 students for the nine months ended September 30, 2009 compared to 36,411 students for the same period in 2008.
Revenues. Revenues increased 29% to $364.8 million in the nine months ended September 30, 2009 from $282.0 million in the nine months ended September 30, 2008, principally due to a 23% increase in average enrollment and a 5% tuition increase implemented at the beginning of 2009.
Instruction and educational support expenses. Instruction and educational support expenses increased $25.0 million, or 26%, to $120.1 million in the nine months ended September 30, 2009 from $95.1 million in the nine months ended September 30, 2008. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $7.0 million, $7.0 million, and $6.1 million, respectively. These expenses as a percentage of revenues decreased to 32.9% for the nine months ended September 30, 2009 from 33.7% in the nine months ended September 30, 2008.
Marketing and admissions expenses. Marketing and admissions expenses increased $12.5 million, or 23%, to $67.3 million in the nine months ended September 30, 2009 from $54.8 million in the nine months ended September 30, 2008. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. These expenses as a percentage of revenues decreased to 18.4% for the nine months ended September 30, 2009 from 19.4% in the nine months ended September 30, 2008.
General and administration expenses. General and administration expenses increased $12.7 million, or 28%, to $57.4 million in the nine months ended September 30, 2009 from $44.7 million in the nine months ended September 30, 2008. This increase was principally due to increased employee compensation costs and higher bad debt expense, which increased $4.0 million and $6.0 million, respectively. General and administration expenses as a percentage of revenues decreased slightly to 15.7% for the nine months ended September 30, 2009 from 15.8% in the nine months ended September 30, 2008.
Income from operations. Income from operations increased $32.6 million, or 37%, to $120.0 million in the nine months ended September 30, 2009 from $87.4 million in the nine months ended September 30, 2008 due to the aforementioned factors.

Investment and other income. Investment and other income decreased $2.5 million, or 69%, to $1.2 million in the nine months ended September 30, 2009 from $3.7 million in the nine months ended September 30, 2008. This decrease was principally attributable to lower investment yields and a lower average cash balance, as well as a gain on sale of marketable securities of $0.8 million recognized in 2008.
Provision for income taxes. Income tax expense increased $13.3 million, or 39%, to $47.9 million in the nine months ended September 30, 2009 from $34.5 million in the nine months ended September 30, 2008, primarily due to the increase in income before taxes discussed above. The Company’s effective tax rate was 39.5% for the nine months ended September 30, 2009, compared to 37.9% for the nine months ended September 30, 2008. The increase in the Company’s effective tax rate is largely attributable to a lower percentage of the Company’s income being derived from tax-exempt securities in 2009.
Net income. Net income increased $16.6 million, or 29%, to $73.2 million in the nine months ended September 30, 2009 from $56.6 million in the nine months ended September 30, 2008 because of the factors discussed above.
Liquidity and Capital Resources
At September 30, 2009, the Company had cash, cash equivalents and marketable securities of $93.4 million compared to $107.3 million at December 31, 2008 and $117.1 million at September 30, 2008. At September 30, 2009, most of the Company’s excess cash was invested in tax-exempt money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of September 30, 2009, the Company had a total of $52.3 million invested in the short-term tax-exempt bond fund. At September 30, 2009, the 971 issues in this fund had an average credit rating of AA, an average maturity of 1.2 years, an average duration of 1.1 years and an average yield to maturity of 1.0%. The Company had no debt as of December 31, 2008 and September 30, 2009.
For the nine months ended September 30, 2009, the Company generated $89.8 million of net cash from operating activities compared to $63.0 million for the same period in 2008. Capital expenditures were $22.1 million for the nine months ended September 30, 2009 compared to $15.3 million for the same period in 2008. During the nine months ended September 30, 2009, the Company paid regular, quarterly dividends totaling $21.1 million ($0.50 per share for each quarterly dividend). The Company also received $6.0 million upon the exercise of options to purchase 60,417 shares of Company stock. During the three months ended September 30, 2009, the Company invested $5.0 million for the repurchase of 24,528 shares of stock at an average price of $202.13 per share as part of a previously announced stock repurchase authorization. The Company had no remaining authorization for stock repurchases at September 30, 2009, having spent $70.1 million for repurchases in the nine months ended September 30, 2009. On October 27, 2009, the Company’s Board of Directors amended the share repurchase program to authorize the repurchase of up to $100 million in value of the Company’s common stock over the next 14 months.
In the third quarter of 2009, bad debt expense as a percentage of revenues was 4.5% compared to 3.7% for the same period in 2008. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 15 days at the end of the third quarter of 2009, compared to 13 days at the end of the third quarter of 2008.
Currently, the Company invests its cash in bank overnight deposits, money market funds, and a short-term, tax exempt bond fund. In addition, the Company has available a $15.0 million credit facility. There has been no borrowing by the Company under this credit facility. The Company believes that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet the Company’s requirements for at least the next 12 months.
The table below sets forth our contractual commitments associated with operating leases as of September 30, 2009.

	Payments due by period (in thousands)
			2-3	4-5	After 5
	Total	Within 1 Year	Years	Years	Years
Operating leases	$199,210	$23,874	$51,231	$45,070	$79,035
New Campuses
The Company is planning to open 13 new campuses in 2010. Three new campuses are currently scheduled to open for the 2010 winter term start of classes. Two of these campuses will be located in New Jersey serving the Lawrenceville and New Brunswick markets. The third new campus will be located in Little Rock, Arkansas, a new state for Strayer.
Fiscal Year 2007 Cohort Default Rate
During the third quarter, the Company received notification from the U.S. Department of Education that its cohort default rate for fiscal year 2007 (the most recent annual period for which the data is available) was 6.0% as compared to 3.8% for fiscal year 2006. The average cohort default rates for proprietary institutions nationally were 11.0% and 9.7% for fiscal years 2007 and 2006, respectively.

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
Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2009, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
ITEM 4: CONTROLS AND PROCEDURES
a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of September 30, 2009, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2009, the Company invested $5.0 million to repurchase shares of common stock under its repurchase program(1). The Company had no remaining authorization for common stock repurchases at September 30, 2009. On October 27, 2009, the Company’s Board of Directors amended the share repurchase program to authorize the repurchase of up to $100 million in value of the Company’s common stock over the next 14 months. A summary of the Company’s share repurchases during the quarter is set forth below:

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs	programs ($ mil)
Beginning Balance (at 6/30/09)				$5.0
July	—	—	—	$5.0
August	—	—	—	$5.0
September	24,528	$202.13	24,528	$—

Total (at 9/30/09)	24,528	$202.13	24,528	$—

(1)	The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date.
Item 3. Defaults Upon Senior Securities.
None

Item 4. Submission of Matter to a Vote of Security Holders.
None.
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

Date: October 30, 2009

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