Form 10-K
period 2009-12-31
STRAYER EDUCATION INC
filed 2010-02-26
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission file number: 0-21039

STRAYER EDUCATION, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	52-1975978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1100 Wilson Boulevard, Suite 2500, Arlington, VA 22209
(Address of principal executive offices)

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE: (703) 247-2500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, $.01 PAR VALUE	NASDAQ GLOBAL SELECT MARKET

(Title of class)	(Name of each exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☒ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: ☐ Yes ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☒ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.0 billion.

The total number of shares of common stock outstanding as of February 1, 2010 was 13,957,596.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2009 fiscal year) are incorporated by reference into Part III of this Report.

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

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Item 1A (“Risk Factors”) below and elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update or revise forward-looking statements, except as required by law.

Item 1.	Business

Overview

Our company is a for-profit post-secondary education services corporation. Our mission is to make higher education achievable and convenient for working adults in today’s economy. We work to fulfill this mission by offering a variety of academic programs through our wholly-owned subsidiary Strayer University, Inc. (the “University”), both in traditional classroom courses and online via the Internet. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of higher education opportunities.

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health care, public administration and criminal justice at 78 physical campuses in Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Washington, D.C. As of December 31, 2009, we had more than 54,000 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States”), one of the six regional collegiate accrediting agencies recognized by the U.S. Secretary of Education. As part of its program offering, the University also offers classes online via the Internet, providing its working adult students a flexible and convenient alternative. Strayer University, with its online offerings, attracts students from around the country and throughout the world.

Over the last several years, we have experienced significant growth, primarily by expanding geographically by opening new campuses. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C., to 78 campuses in 18 states and Washington, D.C. Our mission is to serve working adults’ demand for post-secondary education. We accomplish this by opening new campuses in the promising areas in those states in which we currently operate physical campuses, as well as by expanding into contiguous states that exhibit strong demand for adult education in business and information technology programs. We have opened 64 of our campuses since the beginning of 2001 and currently plan to open 13 new campuses in 2010, including seven already opened. We have also developed a robust online education program. Since receiving regulatory approval to offer our degree programs online in 1997, our online programs have experienced significant growth, with over 39,000 students enrolled in at least one class online during the 2009 fall term. To better serve students who do not reside or work near one of our physical campus locations, we opened a second Global Online Operations Center located in Salt Lake City, Utah in 2009.

In May 2001, we hired a new senior management team, made significant investments in information technology infrastructure to support planned growth in our online programs, and embarked on a long term program to open new campuses in areas where there is a strong demand for adult education. As a result of these efforts, between 2000 and 2009 our revenues grew 23% on a compound annual basis, as our revenues increased from $78 million in 2000 to $512 million in 2009. During the same period, diluted earnings per share grew at a compound annual rate of 21% including the impact of stock-based compensation which we began recording in 2006, as we continued to invest heavily in our various initiatives to serve working adult students. For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

The adult education market is a significant and growing component of the post-secondary education market. We believe that the market for post-secondary adult education should continue to increase as working adults seek additional education to update and improve their skills. In addition, we believe that many working adults will seek degree programs from regionally accredited institutions that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional, family and personal obligations.

In addition to Strayer, there are currently several hundred not-for-profit universities, several public companies and numerous smaller private companies operating in the post-secondary education market in which we operate.

Company Strengths

We have a 118-year operating history and a track record of providing practical and convenient education programs for working adults. We believe the following strengths position us to capitalize on the growing demand for post-secondary education among working adults:

•	Consistent operating history. We have been in continuous operation since 1892 and have demonstrated an ability to operate consistently and grow profitably. Our enrollment and revenue have grown each year since our initial public offering in 1996.

•	Practical and diversified curricula. We offer core curricula in stable, high-demand areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our working adult students and their employers by regularly refining and updating our existing educational programs. Additionally, we replicate programs that are successful in a given campus at additional locations throughout our network of campuses. Strayer University currently offers more than 100 different degree, diploma and certificate programs, including emphases and concentrations, to its students.

•	Focus on working adults pursuing degree programs. We focus on serving working adults who are pursuing undergraduate and graduate degrees in order to advance their careers and employment opportunities. We believe this is an attractive market within the post-secondary education sector due to the growing number of adult students enrolling in post-secondary education programs and the highly motivated nature of adult students. We consider adult students to be our primary customers, with the various business and government organizations that provide tuition assistance to their employees as our secondary customers. In addition, we believe that the structure of our curriculum, featuring associate, bachelor’s and graduate-level degree programs, encourages students to continue their education and results in extended periods of student enrollment which positively impacts the visibility and predictability of our future revenues. Approximately 94% of our students were enrolled in degree programs for the 2009 fall term.

•	Flexible program offerings. We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year. Additionally, we developed online programs to enable students to pursue a degree partially or entirely via the Internet, thereby increasing the convenience, accessibility and flexibility of our educational programs. Approximately 72% of our students enrolled for the 2009 fall term were taking at least one course online. We believe that these flexible offerings distinguish us from many traditional universities that currently do not effectively address the special requirements of working adults.

•	Attractive and convenient campus locations. Our campuses are located in growing metropolitan areas, mostly in the Mid-Atlantic and Southern regions where there are large populations of working adults with demographic characteristics similar to those of our typical students. Strayer University’s campuses are attractive and modern, offering conducive learning environments in convenient locations.

•	Established brand name and alumni support. With a 118-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional recruitment opportunities for students.

•	Strong owner-oriented management team. In connection with our recapitalization in 2001, we developed a new growth strategy and hired a new senior management team to implement this strategy. As described below, under the leadership of Robert S. Silberman, our Chairman and Chief Executive Officer, we embarked on various initiatives to serve the working adult market by expanding our campuses and developing an online learning platform. In addition, our senior officers have made investments in Strayer through outright share purchases, in addition to any compensatory stock awards.

Company Strategy

Our goal is to be a leading, nationwide provider of high quality post-secondary education programs for working adults primarily in the areas of business administration, accounting and information technology. We have identified the following factors as key to executing our growth strategy:

•	Maintain stable enrollment in our mature markets. We have a total of 78 campuses (including three new campuses opened for the 2010 winter term and four new campuses opened for the 2010 spring term) in various stages of growth. Our goal is to enroll an incremental 100-150 students at each campus each year until it reaches an enrollment level of approximately 1,000 students. We had 19 campuses with over 1,000 students for the 2010 winter term. Once a campus has reached this state of maturity, our goal is to maintain stable campus enrollment while increasing revenues with market-based tuition increases.

•	Open new campuses. Our goal is to open new campuses every year by meeting unmet demand in states in which we currently operate physical campuses, and by expanding into contiguous states that exhibit strong demand for adult education in business and information technology programs. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C. to 78 campuses in 18 states and Washington, D.C. We have opened 64 new campuses since the beginning of 2001. These campuses are set forth in the table below:

New Campuses Opened
(since the beginning of 2001)

2001	Baltimore, MD (Owings Mills Campus)
Norfolk, VA (Chesapeake Campus)
Norfolk, VA (Newport News Campus)

2002	Charlotte, NC (North Charlotte Campus)
Charlotte, NC (South Charlotte Campus)

Raleigh-Durham, NC (Cary Campus)

2003	Memphis, TN (Thousand Oaks Campus)
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
Raleigh, NC (Garner Campus)
Atlanta, GA (Lithonia Campus)
Orlando, FL (Sandlake Campus)
Jacksonville, FL
Palm Beach, FL
Ft. Lauderdale, FL
Ft. Lauderdale, FL (Coral Springs Campus)
Savannah, GA

2009	Augusta, GA
Huntsville, AL
Allentown, PA
Charleston, WV
Salt Lake City, UT
Cincinnati, OH (Mason Campus)

Columbus, OH
Cleveland, OH (Fairview Park Campus)
Akron, OH
Florence, KY
Miami, FL (Miramar Campus)

2010 (to date)	Lawrenceville, NJ
New Brunswick, NJ
Little Rock, AR
Austin, TX
Miami, FL (Doral Campus)
Miami, FL (Brickell Campus)
New Orleans, LA (Metarie Campus)

In 2010, we plan to open a total of 13 new campuses. Three of the planned new campuses were opened in Lawrenceville and New Brunswick, New Jersey and in Little Rock, Arkansas, for the 2010 winter term. Another four campuses have been opened for the 2010 spring term — two in Miami, Florida and one each in New Orleans, Louisiana and Austin, Texas. The locations of the remaining six campuses planned for this year will be announced after all necessary regulatory approvals are obtained.

We continue to apply to operate in other states generally adjacent to our current operating region and expect to pursue approvals in those states and open campuses in favorable demographic locations in such states as part of our multi-year expansion plan, with our ultimate goal to become a nationwide university.

•	Expand Online. Our online classes are available to students throughout the U.S. and on a global basis. Strayer has demonstrated its success with both asynchronous (“on demand”) and synchronous (“real time”) course offerings that are favored by working adult students because of their quality and convenience. We believe that the added flexibility of being able to offer both traditional and online courses allows us to better serve our working adult students. Due to the convenience and flexibility of online courses, particularly in the asynchronous format, this medium has rapidly grown in acceptance and is expected to continue to grow. There were over 39,000 students taking at least one online course for the 2009 fall term. We intend to make additional investments in our online programs to support the continued growth in this area, including through a second Global Online Operations Center that we opened in 2009 in Salt Lake City, Utah.

•	Develop corporate/institutional alliances. We believe we are well positioned to pursue significant opportunities in the large corporate/institutional market. Our convenient evening, weekend and online courses provide an attractive solution for the education and training needs of employers and their employees. We currently have employer agreements or billing arrangements of various types with many corporations and government organizations, including Bank of America, Capital One, General Dynamics, Lowe’s, Northrop Grumman, SAIC, Sodexo USA, UPS, FBI, United States Postal Service, Verizon, and Verizon Wireless. We are actively working with other corporations and institutions, such as community colleges, to increase the number of such arrangements and to further develop existing relationships. These relationships, once established, provide an ongoing source of new and continuing students.

•	Optimize the use of stockholders’ capital. We compare all uses of our capital (including but not limited to organic growth investments, acquisitions, share repurchases and dividends) in terms of return on our owners’ capital and enhancing shareholder value. In 2009, we repurchased approximately 452,000 shares of our common stock and increased our annual dividend from $2.00 to $3.00 per share, effective December 2009. We periodically evaluate opportunities to acquire other providers of post-secondary education. Currently, we have no commitments with regard to potential acquisitions.

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

Strayer University offers programs in the following areas:

Graduate Programs	Undergraduate Programs

• Master of Business Administration (M.B.A.) Degree • Master of Education (M.Ed.) Degree • Master of Health Services Administration (M.H.S.A.) Degree • Master of Public Administration (M.P.A.) Degree	• Bachelor of Science (B.S.) Degree Accounting Information Systems Economics International Business Criminal Justice • Bachelor of Business Administration (B.B.A.) Degree
• Master of Science (M.S.) Degree Information Systems Accounting Human Resource Management	• Associate in Arts (A.A.) Degree Accounting Acquisition and Contract Management Business Administration Information Systems Economics General Studies Marketing Criminal Justice
• Executive Graduate Certificate Programs Business Administration Information Systems Accounting	• Diploma Programs Accounting Acquisition and Contract Management Information Systems
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

Online

In August 1997, we began offering classes online via the Internet. Students can take classes online using either a synchronous (“real time”) or asynchronous (“on demand”) format. The asynchronous format was first introduced by the University in the summer 2001 quarter and has grown significantly due to increasing demand. Students may take all of their courses online or may take online courses as a supplement to traditional, site-based courses. A student taking classes online has the same admission and financial aid requirements, is subject to the same policies and procedures and receives the same student services as campus-based Strayer University students. Tuition for online courses is the same as for campus courses. During the fall 2009 quarter, Strayer University had over 39,000 students participating in its online classes, approximately 33,000 of whom took classes solely online.

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

We provide financial support for faculty members seeking to enhance their skills and knowledge. The University maintains a tuition plan that typically reimburses full-time faculty enrolled in advanced degree programs for 75% of the tuition for one new course per term when taken at institutions other than Strayer. Deans pursuing doctorate degrees may be eligible for up to 100% tuition reimbursement. Full-time faculty (and all other employees) receive a 90% discount for all Strayer courses. The University also conducts annual in-house faculty workshops in each discipline. We believe that our dedicated and capable faculty is one of the keys to our success.

Organization of Strayer University

The University’s annual financial budget and overall academic and business decisions are directed by its Board of Trustees. The Board of Trustees consists of Dr. Charlotte F. Beason, Chairwoman of the Board of Trustees, and nine other members. The University By-Laws prescribe that a majority of voting members be unaffiliated with either University management or Strayer Education, Inc. to assure independent oversight of all academic programs and services. With the exception of the University President and Strayer Education’s President, all of our trustees are independent, non-management members. The current Board of Trustees members are listed below:

Board of Trustees

Dr. Charlotte F. Beason	Dr. Beason is the Chairwoman of the Board of Trustees. She has served as a member of the Board of Trustees since 1996. She has extensive experience in education, distance learning, and the accreditation of education programs. (See Item 10 below for additional biographical information.)

Mr. Daniel R. Abbasi	Mr. Abbasi has served as a member of the Board of Trustees since 2005. He is Director of MissionPoint Capital Partners, a private equity firm specializing in clean energy. Previously, Mr. Abbasi was Associate Dean of the Yale School of Forestry and Environmental Studies, where he remains affiliated. In addition, he has also held management positions with Kaplan, Inc., Time Warner, Inc., the U.S. Environmental Protection Agency and the Stanford Center on Conflict and Negotiation. Mr. Abbasi holds a bachelor’s degree in government and a master’s in business administration, both from Harvard University. Mr. Abbasi also holds a master’s degree in political science from Stanford University.

Mr. Roland Carey	Mr. Carey has served as a member of the Board of Trustees since 1990. He served for 23 years as a U.S. Army Officer in the specialties of Air Defense Missile Evaluation and Military Education. He retired in 1986 as a Lieutenant Colonel. Mr. Carey served 12 years as a mathematics instructor and as an Intervention Program Coordinator with Fairfax County Public Schools. Additionally, he has served on two other organizational management and supervisory boards. Mr. Carey holds a bachelor’s degree in mathematics from Florida A&M University and a master’s degree in educational leadership from George Mason University.

Mr. Karl McDonnell	Mr. McDonnell was elected to the Board of Trustees in 2007. Mr. McDonnell joined Strayer Education, Inc. in July 2006 as President and Chief Operating Officer. (See Item 10 below for additional biographical information.)

Mr. Todd A. Milano	Mr. Milano has served as a member of the Board of Trustees since 1992 and has more than 30 years of experience in post-secondary education. Since 1989, he has served as President of Central Pennsylvania College near Harrisburg, Pennsylvania. (See Item 10 below for additional biographical information.)

Dr. William C. Reha, MD	Dr. Reha was elected to the Board of Trustees in 2007. He is a Board Certified Urologic Surgeon in Woodbridge, Virginia. He also serves as Vice-Speaker for the Medical Society of Virginia. Dr. Reha is active in Strayer University alumni affairs and is the 2005 Outstanding Alumni Award winner. Dr. Reha has served as president of the Prince William County Medical Society and the Potomac Hospital Medical Staff and is a Fellow of the Claude Moore Physician Leadership Institute. He holds a bachelor’s degree in biochemistry from Binghamton University, an M.D. from New York Medical College, and a master’s in business administration from Strayer University.

Dr. Peter D. Salins	Dr. Salins has served as a member of the Board of Trustees since 2002. Having served as Provost and Vice Chancellor for Academic Affairs of the State University of New York (SUNY) system from 1997 to 2006, he is currently University Professor of Political Science at SUNY’s Stony Brook University. Dr. Salins also serves on the Advisory Board of Syracuse University School of Architecture, is a Trustee of the Lavanburg Foundation, and is a Director of the Citizens Housing and Planning Council of New York. Dr. Salins holds a bachelor’s degree in architecture, and a doctorate in metropolitan studies and regional planning, both from Syracuse University.

Dr. Sondra F. Stallard	Dr. Stallard was elected to the Board of Trustees in 2007 shortly after joining Strayer University as University President. Prior to joining Strayer, Dr. Stallard had a long and distinguished career at the University of Virginia. (See Item 10 below for additional biographical information.)

Dr. Donald R. Stoddard*	Dr. Stoddard has served as a member of the Board of Trustees since 1996 and was President of Strayer University from 1997 to 2002. His background includes serving in the United States Army, university teaching with a specialty in American literature, higher education administration, a Fulbright Lectureship in Romania, and authoring many articles on literary topics. Dr. Stoddard holds a bachelor’s degree in business administration and a master’s degree in English, both from Northeastern University, as well as a doctorate in English from the University of Pennsylvania.

Dr. J. Chris Toe*	Dr. Toe has served as a member of the Board of Trustees since 2003. He served as President of Strayer University from 2003 to April 2006 and as Minister of Agriculture of the Republic of Liberia from 2006 to 2009. Dr. Toe now serves as Chairman of the APEX Group, a consulting, trading and investment company based in Liberia. Dr. Toe holds a bachelor’s degree in economics from the University of Liberia, and a master’s degree in agricultural economics and a doctorate in economics, both from Texas Tech University.

*	Non-voting member.

Within the academic, strategic and financial parameters set by the Board of Trustees, the University is managed on a daily basis by the University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers, including the Provost. The majority of the University’s operations are centralized within the President’s office or the University’s senior administrative staff offices, such as faculty development, curriculum development, institutional research and assessment, library administration, student records, student affairs, accounting and auditing, human resources, operations, marketing, public relations, facilities, information technology, and regulatory compliance, including oversight of the University’s participation in federal student financial aid programs.

Within this centralized structure is a division of responsibilities into two broad categories: academics and administrative operations. For the academic functions, the President is supported by the Provost and three Senior Vice Provosts for Academic Programs, Faculty, and Student Affairs, as well as the Associate Provost & University Registrar, the University Librarian, and the Dean of Institutional Research, Assessment, and Evaluation. The President is responsible for the general curriculum and University policies, as well as many regulatory compliance matters. The Provost is responsible for implementing academic policies and programs of the University, including the supervision of the Senior Vice Provosts and the Academic Deans.

For administrative operations, the Senior Vice President — Academic Administration works closely with the Senior Vice Presidents for Operations, who are responsible for ensuring that regional, campus and online operations meet the annual University budget and financial goals established by the Board of Trustees, and the Senior Vice Provosts for Academics, who are responsible for academic operations on a regional and local level. Other senior administrative officers also support the President in areas such as legal compliance, accounting and auditing, computer technology, insurance and human resources.

University Senior Management

Dr. Sondra F. Stallard is the University President. Her biographical information is set forth in Item 10 below. At the campus level, the day-to-day business operations are managed by a Campus Director and the academic functions are overseen by a Campus Dean. Each campus is staffed with personnel performing instructional, admissions, academic advising, financial aid, student services and career development functions. A learning resource center at each campus supports the University’s instructional programs. Each learning resource center contains a library and computer laboratories and is operated by a full-time manager and support staff who assist students in the use of research resources.

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

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2009 fall quarter, approximately 61% were age 31 or older and approximately 85% were engaged in part-time study (fewer than three courses each quarter). In the 2009 fall quarter, our students registered for an average of 8.2 course credits (about two classes per student).

Strayer University has a very diverse student population. At the beginning of the 2009 fall quarter, approximately 73% of students were minorities and approximately 68% of students were women. Approximately 2% of the University’s students were international, and approximately 2% were active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who missed or were previously unable to take advantage of educational opportunities.

The following is a breakdown of our students by program level as of the 2009 fall term:

	Number of	Percentage of
Program	students	total students

Bachelor’s	29,904	55%
Master’s	14,154	26%
Associate	6,777	13%

Total Degree	50,835	94%

Diploma	185	*
Undergraduate Certificate	176	*
Graduate Certificate	307	*
Undeclared	2,814	5%

Total Non-Degree	3,482	6%

Total Students	54,317	100%

*	Represents less than 1%.

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

Tuition and Fees

Strayer charges tuition by the course. Tuition rates may vary in states with specific regulations governing tuition costs. Each course is 4.5 credit hours. As of January 1, 2010, undergraduate full-time students are charged $1,515 per course. Undergraduate part-time students are charged $1,590 per course. Students in graduate programs are charged at the rate of $2,050 per course. Accordingly, a full-time student seeking to obtain a bachelor’s degree in four years currently would pay approximately $15,000 per year in tuition. Strayer University implemented a tuition price increase of approximately 5% per course effective January 1, 2010, which is reflected in the above tuition rates. Under a variety of different programs, Strayer University offers scholarships and tuition discounts to active duty military students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements.

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

Employees

As of December 31, 2009, we had 1,811 full-time employees including 334 full-time faculty members. Full-time faculty members teach on average 4-5 courses per quarter. The remainder of the classes are taught by adjunct faculty who normally teach 1-2 courses per quarter. Although we had approximately 2,400 adjunct faculty, not all of them teach every quarter. In the 2009 fall quarter, approximately 30% of our courses were taught by full-time faculty. We also employed 1,636 non-faculty staff in information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions. Of our non-faculty staff, 1,477 were employed full-time and 159 were employed part-time.

Intellectual Property

In the ordinary course of business, we develop many kinds of intellectual property that are or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. Such intellectual property includes our courseware materials for classes taught via the Internet or other distance-learning means and business know-how and internal processes and procedures developed to respond to the requirements of its operations and various education regulatory agencies. We also claim rights to the mark “STRAYER” for educational services and has obtained federal registration of the mark.

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

The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (NACIQI) with recommending to the Secretary of Education which accrediting or specific state approval agencies should be recognized as reliable authorities for judging the quality of postsecondary institutions and programs. Middle States was most recently recognized through the NACIQI process in 2007 and must periodically seek re-recognition.

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

As with all its regulatory relationships, Strayer University strives to maintain close contact with, and to provide frequent status updates to, Middle States regarding matters pertinent to Middle States standards and policies. This regular contact keeps Middle States informed of the University’s planned activities and aims to ensure that the University’s performance continues to meet Middle States’ expectations. To this end, Strayer University is committed to evaluating periodically its own performance, submitting reports to Middle States and making any necessary improvements to continue meeting Middle States’ accreditation standards as the University grows and expands geographically. If an institution’s performance were ever not to meet its accrediting agency’s (or other regulator’s) expectations or failed to meet applicable standards, then its operations could be conditioned, or severely constrained or even curtailed, depending on the severity of the non-compliance. Accordingly, Strayer University endeavors proactively to keep Middle States (and all of its other regulators) fully informed and satisfied with its performance and strives to maintain good regulatory relationships as a key University priority.

In 2006, Strayer University completed a comprehensive self study report, which was submitted to Middle States to support Strayer University’s request for early reaffirmation of accreditation prior to Middle States’ next scheduled accreditation review in 2011. Our objective is to provide a high quality post-secondary education to working adult students, and participation in academic peer review processes is an important way to help us meet that objective. Middle States reviewed Strayer University’s report and on June 28, 2007, reaffirmed Strayer University’s accreditation for 10 years through 2017. All of Strayer University’s new campus locations and other substantive changes require prior Middle States approval.

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

State Education Licensure

We are authorized to offer our programs, including those offered through Strayer University Online, by the applicable educational regulatory agencies in all states where our campuses and Strayer University Online facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees, diplomas or certificates to students in those states. We are subject to extensive regulation in each of the 19 jurisdictions (Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia and Washington, D.C.) in which we currently maintain or are authorized to maintain campuses and in which we are authorized to offer educational programs, and we will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses. We are required by the Higher Education Act to maintain appropriate state education licensure in each state where we maintain a campus that participates in Title IV programs.

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

Financing Student Education

Students finance their Strayer University education in a variety of ways. A significant number of students borrow money from banks through a federally guaranteed loan or receive loans directly from the Department of Education. In the 2009 fall term, approximately 72% of Strayer University’s students participated in one or more Title IV programs. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts. Congress also recently expanded education benefits available to veterans who have served on active duty since September 11, 2001. Under the relevant law, known as the Post-9/11 Veterans Educational Assistant Act of 2008, sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, benefits for tuition purposes up to the cost of in-state tuition at the most expensive public institution of higher education in the state where the veteran is enrolled. Eligible veterans who are not enrolled in wholly distance education programs also may receive monthly housing stipends.

Many financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. With these programs, financial aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of federal student financial aid must maintain a satisfactory grade point average and progress in a timely manner toward completion of a program of study.

Title IV Programs

Strayer University maintains eligibility for its students to participate in the following Title IV programs:

•	Federal Grants. Grants under the Federal Pell Grant (“Pell”) program are available to eligible students based on financial need and other factors. By virtue of Strayer University’s eligibility to participate in the Pell program and its offering of certain academic programs, Strayer University students who meet certain criteria may also be eligible for grants under the Academic Competitiveness Grant (ACG) program and the National Science and Mathematics Access to Retain Talent (National SMART) Grant program. ACG is designed for students in their first or second academic year of a degree program who recently graduated from a high school at which they were enrolled in a rigorous curriculum. National SMART Grant is designed for students in their third or fourth academic year with a cumulative grade point average of 3.0 or greater in certain designated bachelor’s degree or higher programs, primarily focused on science and math.

•	Campus-Based Programs. The “campus-based” Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Perkins Loan (“Perkins”) program, and the Federal Work-Study Program. Strayer University does not actively participate in the Perkins program or the Federal Work-Study Program.

•	Federal Family Education Loans. Pursuant to the Federal Family Education Loan Program (the “FFEL Program”), which currently includes the Federal Stafford Loan (“Stafford”) program, the Federal Parent Loan for Undergraduate Students (“PLUS”) program (which includes the Graduate PLUS loan for eligible graduate and professional students), and the Federal Consolidation Loan Program, students and their parents can obtain from lending institutions subsidized and unsubsidized student loans, which are guaranteed by a guaranty agency and ultimately by the federal government. Students who demonstrate financial need may qualify for a subsidized Stafford loan. With a subsidized Stafford loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized Stafford loans are available to students who do not qualify for a subsidized Stafford loan or, in some cases, in addition to a subsidized Stafford loan. PLUS loans, including Graduate PLUS loans, are unsubsidized.

•	Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program (the “Direct Loan Program”), the Department of Education makes loans directly to students rather than guaranteeing loans made by lending institutions.

Congress is considering legislation that among other changes would eliminate the FFEL Program and require all institutions participating in Title IV programs to convert exclusively to the Direct Loan Program by July 1, 2010. See Regulation — Pending Legislative and Regulatory Changes.

Strayer University’s current program participation agreement will expire on September 30, 2010, assuming compliance with its terms. Strayer will apply for recertification prior to the deadline for the application, which is June 30, 2010.

Return of Federal Funds

Under the Higher Education Act’s return-of-funds provision, an institution must return in a timely manner Title IV funds to programs from which a student who withdraws received aid that he or she did not earn due to such withdrawal. The institution must first determine the amount of Title IV program funds that the student “earned.” If the student withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order (and excluding the Federal Work-Study Program), the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution’s determination that a student withdrew. If such payments are not made in a timely manner, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under Department of Education regulations, if late returns of Title IV program funds constitute 5% or more of students sampled in the institution’s annual compliance audit for either of its two most recently completed fiscal years, an institution generally must submit an irrevocable letter of credit payable to the Secretary of Education. In June 2008, the University issued to the Department of Education an irrevocable letter of credit in the amount of $1.4 million, which expired in June 2009, in connection with this regulation. Strayer University is no longer required to maintain a letter of credit in connection with this regulation.

Other Financial Aid Programs

Eligible students at Strayer University may also participate in educational assistance programs administered by the U.S. Department of Veterans Affairs, the U.S. Department of Defense, the District of Columbia, the Commonwealth of Pennsylvania, the State of Florida, and private organizations.

Financial Aid Regulation

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized by each state within which it is physically located to offer its educational programs and maintain institutional accreditation by a recognized accrediting agency. The institution also must be certified by the Department of Education to participate in Title IV programs, based on a determination that, among other things, the institution meets certain standards of administrative capability and financial responsibility. For purposes of the Title IV programs, Strayer University and all of its campuses are considered to be a single institution of higher education so that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. Strayer University and each of its campuses are currently certified to participate in Title IV programs.

Congress reauthorizes the Higher Education Act approximately every five to six years. On July 31, 2008, Congress completed the reauthorization process by passing the Higher Education Opportunity Act or HEOA, which then President Bush signed into law on August 14, 2008. HEOA provisions are effective upon enactment, unless otherwise specified in the law. In addition to HEOA, three other laws to amend and reauthorize aspects of the Higher Education Act have been enacted over the last few years. In February 2006, then President Bush signed the Deficit Reduction Act of 2005, which includes the Higher Education Reconciliation Act of 2005, or HERA. Among other measures, HERA reauthorized the Higher Education Act with respect to the federal guaranteed student loan programs. In September 2007, then President Bush signed the College Cost Reduction and Access Act, which increased benefits to students under the Title IV programs and reduced payments to and raised costs for lenders that participate in the federal student loan programs. In May 2008, then President Bush signed the Ensuring Continued Access to Student Loans Act of 2008, or ECASLA, which was designed to facilitate student loan availability and to increase student access to federal financial aid in light of current market conditions. Congress recently extended ECASLA for an additional year, to June 30, 2010.

HEOA includes numerous new and revised requirements for higher education institutions. In October 2009, the Department of Education published final regulations to implement HEOA changes to Title IV of the Higher Education Act. Those regulations are effective July 1, 2010.

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

The Title IV regulations applicable to Strayer University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards. As previously noted, in October 2009 the Department of Education published final regulations to implement the HEOA’s numerous new and revised requirements for higher education institutions. If Strayer University were not to continue to comply with applicable Title IV regulations, such non-compliance might affect the operations of the University and its ability to participate in Title IV programs.

Certain elements of the regulations applicable to Strayer University are described below.

Administrative Capability

Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite “administrative capability” to participate in Title IV programs. To meet the administrative capability standards, an institution, among other things, must comply with all applicable Title IV program regulations, must not have cohort default rates above specified levels, must report annually to the Secretary of Education on any reasonable reimbursements paid by a private education lender to any employee who is employed in the financial aid office of the institution or who otherwise has responsibility with respect to education loans, must have various procedures in place for safeguarding federal funds, must not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension, must submit in a timely manner all reports and financial statements required by the regulations and must not otherwise appear to lack administrative capability.

Provisional Certification

In certain circumstances, including a change in ownership resulting in a change of control, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis that may extend no longer than through the end of the third complete award year (July 1 — June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Strayer University’s current program participation agreement is not provisional.

Third Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with third-party servicers, including Global Financial Aid Services, Inc., which performs activities related to Strayer University’s participation in Title IV programs, such as certifying FFEL and Direct Program loan applications, preparing reports from Strayer University to the Department of Education, and issuing federal grant program payments. Strayer University also has a contract with Sallie Mae Business Solutions for processing credit balances due to students and with General Revenue Corporation for loan default prevention. Because Strayer University is jointly and severally liable to the Department of Education for the actions of third-party servicers, failure of such servicers to comply with applicable regulations could have a material adverse effect on Strayer University.

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

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity) and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without the need for further federal oversight. Strayer University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2008 and calculated a composite score of 3.0, the highest score available. Based on its composite score and other relevant factors, Strayer believes that Strayer University meets the Department of Education’s financial responsibility standards.

Student Loan Defaults

Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of FFEL Program or Direct Loan Program loans by its students exceed certain levels. The method used for determining default rates and the regulatory consequences are in transition, as further discussed below.

Current Law

The Department of Education calculates a rate of student defaults (known as a “cohort default rate”) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. For such institutions, the Department of Education includes in the cohort all current or former student borrowers at the institution who entered repayment on any FFEL Program or Direct Loan Program loan during that year. The cohort default rate is the percentage of such borrowers who default by the end of the following federal fiscal year (a “two-year cohort default rate”). Because of the need to collect data on defaults, the Department publishes cohort default rates two years in arrears; for example, in the fall of 2009, the Department issued cohort default rates for federal fiscal year 2007.

Excessive cohort default rates can give rise to adverse actions by the Department of Education, including the following:

•	If the Department of Education notifies an institution that its most recent cohort default rate is greater than 40%, the institution’s participation in the FFEL Program and Direct Loan Program ends 30 days after notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures.

•	If the Department of Education notifies an institution that its three most recent cohort default rates are each 25% or greater, the institution’s participation in the FFEL Program, Direct Loan Program, and Federal Pell Grant Program ends 30 days after the notification, unless the institution timely appeals that determination on specified grounds and according to specified procedures.

•	An institution whose participation ends under either of the foregoing provisions may not participate in the relevant programs for the remainder of the fiscal year in which the institution receives the notification, as well as for the next two fiscal years.

•	If an institution’s cohort default rate equals or exceeds 25% in any of the three most recent federal fiscal years, the Department of Education may place the institution on provisional certification. Provisional certification does not limit an institution’s access to Title IV program funds; however, an institution with provisional status is subject to closer review by the Department of Education and may be subject to summary adverse action if it violates Title IV program requirements.

The regulations also address cohort default rates for institutions that have undergone a change in status, such as acquisition or merger of institutions and acquisition of another institution’s branches or locations.

Strayer University’s cohort default rates on FFEL Program loans for the 2005, 2006, and 2007 federal fiscal years, the three most recent years for which this information is available, were 3.9%, 3.8%, and 6.0%, respectively. The average cohort default rates for proprietary institutions nationally were 8.2%, 9.7%, and 11.0% for federal fiscal years 2005, 2006, and 2007, respectively.

Higher Education Opportunity Act

HEOA modifies the Higher Education Act’s cohort default rate provisions related to FFEL Program and Direct Loan Program loans in two significant ways, described below. HEOA provides, however, that the current method of calculating cohort default rates will remain in effect and will be used to determine any sanctions on institutions because of their cohort default rates until three consecutive years of official cohort default rates calculated under the new formula are available — i.e., in 2014.

First, HEOA extends by one year the period for measuring defaults. More specifically, beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be the percentage of borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year (a “three-year cohort default rate”).

Second, HEOA increases the cohort default rate ceiling from 25% to 30%. This change has several consequences, such as the following:

•	If an institution’s cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years for which data are available, the institution will be ineligible to participate in the FFEL Program, Direct Loan Program, and Federal Pell Grant Program.

•	If an institution’s cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the Department of Education a default improvement plan.

•	If an institution’s cohort default rate exceeds 30% for two consecutive years, the institution will be required to review, revise and resubmit its default improvement plan. The Department of Education may direct that such plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment.

•	If an institution’s cohort default rate exceeds 30% for two out of three consecutive years, the Department of Education may subject the institution to provisional certification. Such an institution may file a timely appeal on specified grounds and according to specified procedures, and if the Secretary of Education determines that the institution demonstrated a basis for relief, the Secretary may not subject the institution to provisional certification based solely on the institution’s cohort default rate.

HEOA does not change the current provision, noted above, that an institution generally loses eligibility to participate in the FFEL Program and Direct Loan Program if its most recent cohort default rate is greater than 40%.

The Department of Education has issued final regulations implementing the HEOA provisions on cohort default rates and other student loan matters effective as of July 1, 2010. The final regulations clarify that the Department will issue two cohort default rates — both a two-year cohort default rate and a three-year cohort default rate — for fiscal years 2009 through 2011. The final regulations indicate that the Department will rely on the two-year cohort default rate and related thresholds to determine institutional eligibility until 2014, when the Department issues official three-year cohort default rates for the fiscal year 2011 cohort.

In December 2009, the Department of Education sent to institutions unofficial, “trial” cohort default rates showing institutions’ cohort default rates for federal fiscal years 2005, 2006, and 2007 as they would be calculated under the HEOA methodology. Three-year cohort default rates were generally expected to be higher than two-year cohort default rates, because of both the longer repayment history and current economic conditions. Strayer’s “trial” three-year cohort default rates are 9.3%, 10.5%, and 13.0% for federal fiscal years 2005, 2006, and 2007, respectively. The average “trial” three-year cohort default rates for proprietary institutions nationally were 17.2%, 18.8%, and 21.2% for federal fiscal years 2005, 2006, and 2007, respectively.

The “90/10 Rule”

A requirement of the Higher Education Act, commonly referred to as the “90/10 Rule,” applies only to “proprietary institutions of higher education,” which includes Strayer University. Under the Higher Education Act, a proprietary institution is prohibited from deriving from Title IV funds, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as computed for 90/10 Rule purposes). Prior to enactment of HEOA, an institution that violated the rule became ineligible to participate in Title IV programs as of the first day of the fiscal year following the fiscal year in which its Title IV revenues exceeded 90% of its revenues, and it was unable to apply to regain its eligibility until the next fiscal year.

HEOA changed the 90/10 Rule from an eligibility requirement to a compliance obligation that is part of an institution’s program participation agreement with the Department of Education. Under HEOA, a proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years. Proprietary institutions of higher education that violate the 90/10 Rule for two consecutive fiscal years will become ineligible to participate in Title IV programs for at least two fiscal years and will be required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation. HEOA requires the Secretary to disclose on its website any proprietary institution of higher education that fails to meet the 90/10 requirement and to report annually to Congress the relevant ratios for each proprietary institution of higher education. HEOA generally codifies the formula for 90/10 Rule calculations as set forth in preceding Department of Education regulations, but also expands on the Department of Education’s formula in certain respects, including by broadening the categories of funds that may be counted as non-Title IV revenue for 90/10 Rule purposes. HEOA’s changes to the 90/10 Rule are effective upon enactment, which occurred on August 14, 2008.

The Department of Education issued final regulations implementing the 90/10 Rule and certain other HEOA provisions on October 29, 2009. The 90/10 Rule regulations generally track relevant HEOA provisions, but clarify the treatment of certain types of revenue. The regulations require institutions to report in their annual financial statement audits not only the percentage of revenues derived from Title IV funds during the fiscal year, but also the dollar amounts of the numerator and denominator of the 90/10 calculation and specified categories of revenue. The regulations shorten from 90 to 45 days the time period within which institutions must notify the Secretary after the end of a fiscal year in which the institution failed to meet the 90/10 Rule requirement. The regulations are effective July 1, 2010, but institutions may, at their discretion, implement the 90/10 Rule regulations on or after November 1, 2009.

Using the formula in effect prior to enactment of HEOA, Strayer University derived approximately 72% of its cash-basis revenues from Title IV programs in 2007 and 2006. Using the HEOA formula, Strayer University derived approximately 77% of its cash-basis revenues from Title IV program funds in 2008. Strayer’s auditors have not yet computed the relevant ratio for 2009.

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

Lender Relationships

HEOA adds a new requirement, as part of an institution’s program participation agreement with the Department of Education, that institutions that participate in Title IV programs adopt a code of conduct pertinent to student loans. Strayer University has a code of conduct that it believes complies with the provisions of HEOA in all material respects. In addition to the code of conduct requirements that apply to institutions, HEOA contains provisions that apply to federal and private lenders, prohibiting such lenders from engaging in certain activities as they interact with institutions.

The Department of Education has rules applicable to institutions that make available a list of recommended or suggested federal loan lenders for use by potential borrowers. On October 28, 2009, the Department issued final regulations implementing certain HEOA provisions related to preferred lender lists and preferred lender arrangements. The new regulations regarding preferred lender lists, which are effective July 1, 2010, are largely comparable to those in the Department of Education’s current regulations except that, for example, the new regulations address preferred lender lists for private as well as federal loan lenders. Strayer University has a preferred lender list that it believes complies with applicable regulations in all material respects.

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

In 2008, the Department of Education conducted a regular, periodic program review of Strayer University to evaluate compliance with requirements of the Title IV programs. The program review was in addition to the annual Title IV compliance audit. There were no material findings resulting from the program review, which has now been completed and formally closed.

Potential Effect of Regulatory Violations

If Strayer University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring Strayer University from the advance payment method to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV funds, requiring the University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against the University, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate Strayer University’s participation in Title IV programs. In addition, agencies that guarantee FFEL Program loans for Strayer University students could initiate proceedings to limit, suspend or terminate Strayer University’s eligibility to provide guaranteed student loans in the event of certain regulatory violations. Although there are no such sanctions currently in force, and Strayer University does not believe any such sanctions or proceedings are presently contemplated, if such sanctions or proceedings were imposed against Strayer University and resulted in a substantial curtailment, or termination, of the University’s participation in Title IV programs or resulted in substantial fines or monetary liabilities, Strayer University would be materially and adversely affected.

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

Generally, if an institution eligible to participate in Title IV programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the Department of Education to have the additional program designated as eligible. However, a degree-granting institution such as Strayer University is not obligated to obtain Department of Education approval of additional programs that lead to an associate, bachelor’s, professional or graduate degree at a level for which the Department of Education has already granted approval. Similarly, an institution is not required to obtain advance approval for new programs that both prepare students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meet certain minimum-length requirements. In the event that an institution that does not have the Department of Education’s express approval for the addition of a new program erroneously determines that the new educational program is eligible for Title IV funds, the institution may be liable for repayment of Title IV aid received by the institution or students in connection with that program. Strayer does not believe that the Department of Education’s regulations will create significant obstacles to Strayer University’s plans to add new programs.

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

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University are approved for the enrollment of persons eligible to receive Veterans Administration educational benefits by the state approving agency in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington, D.C. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

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

Pending Legislative and Regulatory Changes

Congress is considering legislation that would make further changes in the Higher Education Act and other education-related federal laws, and the Department of Education recently conducted a negotiated rulemaking to amend certain regulations relating to Title IV programs. Some of the proposed changes are noted below. We cannot predict the impact, if any, of these pending legislative and regulatory changes.

Congress

The U.S. House of Representatives has passed H.R. 3221, the Student Aid and Fiscal Responsibility Act of 2009. Among other changes, that bill would eliminate the FFEL Program, require all institutions participating in Title IV programs to convert exclusively to the Direct Loan Program by July 1, 2010, and make certain temporary changes in the 90/10 Rule. See — Regulation — Financial Aid Regulation.

U.S. Department of Education

In fall 2009 the Department of Education established a negotiated rulemaking committee to address matters relating to the integrity of Title IV programs. Negotiated rulemaking is a process required by the Higher Education Act to allow affected constituencies to share with the Department of Education their views on regulatory issues before the Department issues proposed regulations. Among the topics that were considered are institutional eligibility issues (including state authorization for postsecondary education institutions), definitional issues (such as the definition of “gainful employment in a recognized occupation” and “credit hour” for certain eligibility and other purposes), student eligibility issues (including the validity of high school diplomas), and other Title IV provisions (including incentive compensation). The negotiated rulemaking committee failed to reach consensus on the regulatory package that was the subject of negotiation. Accordingly, if the Department of Education decides to proceed with regulations, it may use regulatory language developed during the negotiations as the basis for its proposed regulations, or develop new regulatory language for all or a portion of its proposed regulations. Any proposed regulations will be published for public comment. Any final regulations will become effective on July 1, 2011 at the earliest.

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

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and related lawsuits by government agencies, accrediting agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions.

If we are found to be in noncompliance with any of these laws, regulations, standards or policies, we could lose our access to Title IV program funds, which would have a material adverse effect on our business. In the 2009 fall term, approximately 72% of our students participated in one or more Title IV programs. Findings of noncompliance also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

If we fail to maintain our institutional accreditation, we would lose our ability to participate in Title IV programs.

Strayer University is institutionally accredited by the Middle States Commission on Higher Education (“Middle States”), one of the six regional accrediting agencies recognized by the Secretary of Education as a reliable authority as to educational quality. Institutional accreditation by an accrediting agency recognized by the Secretary of Education is required in order for an institution to become and remain eligible to participate in Title IV programs. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors. The loss of accreditation would, among other things, render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business.

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

An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department of Education may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, the Department of Education must provisionally certify an institution. The Department of Education may withdraw our certification if it determines that we are not fulfilling material requirements for continued participation in Title IV programs. If the Department of Education does not renew or withdraws our certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our business. Strayer University’s current program participation agreement is effective until September 30, 2010, assuming continued compliance with its terms. During 2010, we plan to apply timely for recertification. See Regulation — Title IV Programs.

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

Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year, default by the end of the second federal fiscal year that follows that fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of official cohort default rates calculated under the new formula are available. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates. If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s cohort default rates calculated by the Department of Education on Federal Family Education Loan Program loans for the 2005, 2006, and 2007 federal fiscal years, the three most recent years for which this information is available, were 3.9%, 3.8%, and 6.0%, respectively. The average cohort default rates for proprietary institutions nationally, as calculated by the Department of Education, were 8.2%, 9.7%, and 11.0% in federal fiscal years 2005, 2006, and 2007, respectively.

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

Investigations, legislative and regulatory developments and general credit market conditions related to the student loan industry may result in fewer lenders and loan products and increased regulatory burdens and costs.

The Higher Education Opportunity Act contains new requirements pertinent to relationships between lenders and institutions. The Department of Education also recently promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. These legislative and regulatory developments as well as general credit market conditions may cause some lenders to decide not to participate in the Federal Family Education Loan Program or not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could have a material adverse effect on our business.

Our school could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of our revenues derived from those programs were too high.

A proprietary institution may lose its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenues, on a cash basis, from these programs for two consecutive fiscal years. A proprietary institution of higher education that violates the “90/10 Rule” for any fiscal year will be placed on provisional status for two fiscal years. Using the formula specified in the Higher Education Opportunity Act, we derived approximately 77% of our cash-basis revenues from these programs in 2008. If we were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business.

Our failure to comply with the Department of Education’s incentive compensation rules could result in sanctions.

If we pay a bonus, commission or other incentive payment in violation of applicable Department of Education rules, we could be subject to sanctions, which could have a material adverse effect on our business.

We rely on a third party to administer our participation in Title IV programs and its failure to comply with applicable regulations could cause us to lose our eligibility to participate in Title IV programs.

Global Financial Aid Services, Inc. (Global) assists us with administration of our participation in Title IV programs, and if it does not comply with applicable regulations, we may be liable for its actions and we could lose our eligibility to participate in Title IV programs. Because Strayer University is jointly and severally liable to the Department of Education for the actions of third-party servicers, failure of Global or Strayer University’s other third-party servicers to comply with applicable regulations could have a material adverse effect on Strayer University. In addition, if Global is no longer able to provide services to us, we may not be able to replace it in a timely or cost-efficient manner, or at all, and we could lose our ability to comply with the requirements of Title IV programs, which would adversely affect our enrollment, revenues and results of operations.

Risks Related to Our Business

We may not be able to sustain our recent growth rate, and we may not be able to manage future growth effectively.

We have experienced a period of significant growth since the beginning of 2001. Over this period, we opened 64 new campuses and our revenue increased 23% between 2000 and 2009 on a compound annual basis. Our ability to sustain our current rate of growth depends on a number of factors, including our ability to obtain regulatory approvals, our ability to recruit and retain high quality academic and administrative personnel at new campuses and competitive factors. In addition, growth and expansion of our operations may place a significant strain on our resources and increased demands on our management information and reporting systems, financial management controls and personnel. Although we have made a substantial investment in augmenting our financial and management information systems and other resources to support future growth, we cannot assure you that we will be able to manage further expansion effectively. Failure to do so could adversely affect our business.

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

Our business is subject to seasonal fluctuations, which cause our operating results to fluctuate from quarter to quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our common stock. We experience, and expect to continue to experience, seasonal fluctuations in our revenue. Historically, our quarterly revenues and income have been lowest in the third quarter (July through September) because fewer students are enrolled during the summer months. We also incur significant expenses in preparing for our peak enrollment in the fourth quarter (October through December), including investing in online and campus infrastructure necessary to support increased usage. These investments result in fluctuations in our operating results which could result in volatility or have an adverse effect on the market price of our common stock. In addition, the online education market is a rapidly evolving market, and we may not be able to accurately forecast future enrollment growth and revenues.

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

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state authorities and private litigants, and any of which could have a material adverse effect on our business.

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

Item 1B.	Unresolved Staff Comments

There are no SEC staff comments on our periodic SEC reports which are unresolved.

Item 2.	Properties

We lease our campus and administrative facilities except for five campus facilities which we own. Our campuses are located in Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Washington, D.C., and our Corporate Headquarters is located in Virginia. Our leases generally range from five to 10 years with one to two renewal options for extended terms. As of December 31, 2009, we leased 86 campus and administrative facilities consisting of approximately 1,440,000 square feet. The facilities that we own consist of approximately 110,000 square feet.

We evaluate current utilization of our facilities and projected enrollment growth to determine facility needs. We anticipate that approximately an additional 200,000 square feet will be leased in 2010. We also entered into a lease for approximately 140,000 square feet in Herndon, Virginia for our Corporate Headquarters. Occupancy of the space will be staggered over the next two years.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of business. There are no pending material legal proceedings to which we are subject or to which our property is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were voted upon by stockholders during the fourth quarter of 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ National Market under the symbol “STRA.” The following table sets forth, for the periods indicated, the high, low, and closing sale prices of our common stock, as reported on the NASDAQ National Market.

	High	Low	Close

2009
First Quarter	$237.70	$143.53	$179.87
Second Quarter	$222.00	$156.97	$218.11
Third Quarter	$223.99	$195.48	$217.68
Fourth Quarter	$231.36	$188.52	$212.52

2008
First Quarter	$179.86	$142.14	$152.50
Second Quarter	$224.99	$150.83	$209.07
Third Quarter	$229.48	$195.51	$200.26
Fourth Quarter	$239.99	$161.78	$214.41

Peer Group Performance Graph

The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2004 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Apollo Group, Inc. (APOL), Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry, Inc. (DV), and ITT Educational Services, Inc. (ESI). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*
Among Strayer Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Strayer Education, Inc.	100	85	97	155	195	194
NASDAQ Stock Market (U.S.)	100	101	111	122	72	104
Peer Group	100	92	97	142	151	147

*	The comparison assumes $100 was invested on December 31, 2004 in our common stock, the NASDAQ Stock Market (U.S.) Index and the peer companies selected by us.

Note: Peer group consists of Apollo Group, Inc., Career Education Corporation, Corinthian Colleges, Inc., DeVry, Inc. and ITT Educational Services, Inc.

As of February 1, 2010, there were 13,957,596 shares of common stock outstanding, and approximately 61 holders of record. In addition, there are approximately 37,000 institutional and other holders of common stock whose shares are held in nominee accounts by brokers.

In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2009, approximately $90 million of our share repurchase authorization was remaining for repurchases through the end of 2010. All of our share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This share repurchase plan may be modified, suspended or terminated at any time by us without notice.

A summary of our share repurchases since the inception of the plan is as follows:

	Total	Average
	number of	dollar price	Cost of share
	shares	paid per	repurchases
	repurchased	share	(millions)

2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1

Total	2,453,744	$138.69	$340.3

A summary of our share repurchases during the three months ended December 31, 2009 is as follows:

	Total	Average	Remaining
	number of	dollar price	authorization
	shares	paid per	under the plan
	repurchased(1)	share	(millions)

October	—	—	$100.0
November	51,200	$195.38	90.0
December	—	—	90.0

Total	51,200	$195.38	$90.0

(1)     All shares repurchased were part of a publicly announced plan.

We have established a policy of declaring quarterly cash dividends on our common stock. Consistent with this policy, we have paid common stock dividends on a quarterly basis for over eight years. We announced in October 2009 that, commencing with our fourth quarter dividend paid on December 10, 2009, we were increasing our annual dividend by 50% to $3.00 per share from $2.00 per share. This increase in annual dividends resulted in a quarterly dividend payment of $0.75 per share. We paid $31.6 million in dividends in 2009. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will continue to be paid.

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

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share, enrollment and campus data)

Income Statement Data:
Revenues	$220,507	$263,648	$318,012	$396,275	$511,961
Costs and expenses:
Instruction and educational support	76,977	91,120	108,852	130,836	166,604
Marketing and admissions	41,090	52,269	60,760	76,162	93,336
General and administration	27,576	40,723	50,843	62,426	79,667

Income from operations	74,864	79,536	97,557	126,851	172,354
Investment and other income	2,982	4,542	6,495	4,527	1,408

Income before income taxes	77,846	84,078	104,052	131,378	173,762
Provision for income taxes	29,781	31,771	39,115	50,570	68,684

Net income	$48,065	$52,307	$64,937	$80,808	$105,078

Net income per share:
Basic	$3.32	$3.69	$4.56	$5.77	$7.67
Diluted	$3.26	$3.61	$4.47	$5.67	$7.60
Weighted average shares outstanding:
Basic	14,472	14,187	14,248	14,015	13,703
Diluted(a)	14,741	14,492	14,517	14,242	13,825
Other Data:
Depreciation and amortization	$6,619	$7,059	$8,523	$10,761	$13,937
Stock-based compensation expense(b)	$48	$8,049	$10,207	$11,127	$10,954
Capital expenditures	$12,275	$13,183	$14,869	$20,657	$30,431
Cash dividends per common share (paid):
Regular	$0.63	$1.06	$1.31	$1.63	$2.25
Special	—	—	—	$2.00	—
Average enrollment(c)	23,903	27,554	32,087	38,449	47,142
Campuses(d)	35	43	51	60	71

	At December 31,
	2005	2006	2007	2008	2009
	(in thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$119,806	$128,426	$171,335	$107,331	$116,516
Working capital(e)	110,886	122,204	131,734	112,679	105,735
Total assets	225,845	270,844	343,778	324,563	385,805
Long-term liabilities	6,569	7,689	10,922	11,663	11,745
Total liabilities	74,005	99,317	155,271	148,482	195,985
Total stockholders’ equity	151,840	171,527	188,507	176,081	189,820

(a)	Diluted weighted average shares outstanding include common shares issued and outstanding, and the dilutive impact of restricted stock and outstanding stock options using the Treasury Stock Method.

(b)	In 2006, we adopted the provisions of Accounting Standards Codification Topic 718, Stock Compensation, and began recording expense for all forms of stock-based compensation. Prior to 2006, only stock-based compensation expense for restricted stock grants was being recorded.

(c)	Reflects average student enrollment for the four academic terms for each year indicated.

(d)	Reflects number of campuses offering classes during the fourth quarter of each year indicated.

(e)	Working capital is calculated by subtracting current liabilities from current assets.

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

Background and Overview

We are an education services holding company that owns Strayer University, Inc. Strayer University is an institution of higher education which offers undergraduate and graduate degree programs at 78 campuses (including three new campuses opened for the 2010 winter term enrollment and four new campuses opened for the 2010 spring term enrollment) in Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Washington, D.C., and worldwide via the Internet. We plan to open a total of 13 new campuses in 2010, including the seven that have already been opened.

As set forth below, average enrollment, full-time tuition rates, revenues, income from operations, net income, and diluted net income per share have all increased in each of the last three years.

	Year Ended December 31,
	2007	2008	2009

Average enrollment	32,087	38,449	47,142
% Change from prior year	16%	20%	23%
Full-time tuition (per course)	$1,280	$1,355	$1,435
% Change from prior year	5%	5%	5%
Revenues (in thousands)	$318,012	$396,275	$511,961
% Change from prior year	21%	25%	29%
Income from operations (in thousands)	$97,557	$126,851	$172,354
% Change from prior year	23%	30%	36%
Net income (in thousands)	$64,937	$80,808	$105,078
% Change from prior year	24%	24%	30%
Diluted net income per share	$4.47	$5.67	$7.60
% Change from prior year	24%	27%	34%

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

At the time of registration, unearned tuition (a liability) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Because the University’s academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due for students who have left the University is charged against the allowance. Our bad debt expense as a percentage of revenues for the years ended December 31, 2007, 2008, and 2009 was 3.3%, 3.2% and 4.1% respectively.

Strayer University’s expenses consist of instruction and educational support expenses, marketing and admissions expenses, and general and administration expenses. Instruction and educational support expenses generally contain items of expense directly attributable to the educational activity of the University. This expense category includes salaries and benefits of faculty and academic administrators. Instruction and educational support expenses also include costs of educational supplies and facilities, including rent for campus facilities, certain costs of establishing and maintaining computer laboratories and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices.

Marketing and admissions expenses include salaries and benefits of personnel engaged in admissions, retention, marketing and business development, as well as costs of advertising and production of marketing materials.

General and administration expenses include salaries and benefits of management and employees engaged in student services, accounting, human resources, compliance and other corporate functions, along with the occupancy costs attributable to such functions. Bad debt expense is also included as a general and administration expense.

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

New Campuses

Our goal is to serve the demand for post secondary adult education nationwide by opening new campuses every year. A new campus typically requires up to $1 million in upfront capital costs for leasehold improvements, furniture and fixtures, and computer equipment. In the first year of operation, assuming a mid-year opening, we expect to incur operating losses of approximately $1 million including depreciation related to the upfront capital costs. A new campus is typically expected to begin generating operating income on a quarterly basis in four to six quarters of operation, which is generally upon reaching an enrollment level of about 300 students. Our new campus notional model assumes an increase of average enrollment by 100-150 students per year until reaching a level of about 1,000 students. Given the potential internal rate of return achieved with each new campus (an estimated 70%), opening new campuses is an important part of our strategy. We believe we have sufficient capital resources from cash, cash equivalents, marketable securities and cash generated from operating activities to continue to open new campuses for at least the next 12 months.

We plan to open 13 new campuses in 2010 including seven already opened. We opened 11 new campuses in 2009 and nine in 2008. See “New Campuses Opened” table in Item 1 for information regarding the locations of these new campuses.

Second Global Online Operations Center

We also opened our second Global Online Operations Center in 2009 to accommodate the demand among students who neither live nor work near a physical campus location. This new operations center is located in Salt Lake City, Utah.

Results of Operations

In 2009, we generated $512.0 million in revenue, a 29% increase compared to 2008, primarily as a result of average enrollment growth of 23% and a 5% tuition increase which commenced in January 2009. Income from operations was $172.4 million in 2009, an increase of 36% compared to 2008. Net income in 2009 was $105.1 million, an increase of 30% compared to 2008. Earnings per diluted share was $7.60 in 2009 compared to $5.67 in 2008, an increase of 34%.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2007	2008	2009

Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	34.2	33.0	32.5
Marketing and admissions	19.1	19.2	18.2
General and administration	16.0	15.8	15.6

Income from operations	30.7	32.0	33.7
Investment and other income	2.0	1.2	0.2

Income before income taxes	32.7	33.2	33.9
Provision for income taxes	12.3	12.8	13.4

Net income	20.4%	20.4%	20.5%

Effective tax rate	37.6%	38.5%	39.5%

Year Ended December 31, 2009 Compared To Year Ended December 31, 2008

Enrollment.  Average enrollment increased 23% to 47,142 students for the year ended December 31, 2009 from 38,449 students for the same period in 2008. This growth is principally due to new campus openings, stable growth in our mature markets and the rapid growth in markets outside of commuting distance to a Strayer University physical campus through the University’s online programs.

Revenues.  Revenues increased 29% to $512.0 million in 2009 from $396.3 million in 2008 principally due to a 23% increase in the average enrollment and a 5% tuition increase which commenced in January 2009.

Instruction and educational support expenses.  Instruction and educational support expenses increased $35.8 million, or 27%, to $166.6 million in 2009 from $130.8 million in 2008. This increase was principally due to direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, and campus facility costs which increased $10.7 million, $9.4 million, and $8.5 million, respectively. These costs as a percentage of revenues decreased to 32.5% in 2009 from 33.0% in 2008 largely attributable to faculty costs growing at a lower rate than tuition revenue.

Marketing and admissions expenses.  Marketing and admissions expenses increased $17.1 million, or 23%, to $93.3 million in 2009 from $76.2 million in 2008. This increase was principally due to the increased cost of advertising in new markets and the addition of admissions personnel, particularly at new campuses and for online programs, which increased $12.8 million and $3.2 million, respectively. These expenses as a percentage of revenues decreased from 19.2% in 2008 to 18.2% in 2009 largely attributable to personnel costs growing at a lower rate than tuition revenue.

General and administration expenses.  General and administration expenses increased $17.3 million, or 28%, to $79.7 million in 2009 from $62.4 million in 2008. The increase is largely attributable to higher bad debt expense and increased employee compensation and related expenses at both corporate and campus locations, which increased by $8.1 million and $4.2 million, respectively. General and administration expenses as a percentage of revenues decreased slightly to 15.6% in 2009 from 15.8% in 2008.

Income from operations.  Income from operations increased $45.5 million, or 36%, to $172.4 million in 2009 from $126.9 million in 2008, because of the factors discussed above.

Investment and other income.  Investment and other income decreased $3.1 million to $1.4 million in 2009 from $4.5 million in 2008. This decrease was principally due to lower yields from our investments in a short-term tax-exempt bond fund and money market funds, and a lower average cash balance, as well as the recording of a gain on the sale of marketable securities of $0.8 million recognized in 2008.

Provision for income taxes.  Income tax expense increased $18.1 million, or 36%, to $68.7 million from $50.6 million in 2008 in 2009 primarily due to the increase in income before taxes attributable to the factors discussed above. In addition, the effective tax rate increased to 39.5% in 2009, compared to 38.5% in 2008, resulting primarily from lower income from tax-exempt securities in 2009.

Net income.  Net income increased $24.3 million, or 30%, to $105.1 million in 2009 from $80.8 million in 2008 because of the factors discussed above.

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

Marketing and admissions expenses.  Marketing and admissions expenses increased $15.4 million, or 25%, to $76.2 million in 2008 from $60.8 million in 2007. This increase was principally due to the increased cost of advertising in new markets and the addition of admissions personnel, particularly at new campuses and for online programs, which increased $5.5 million and $6.6 million, respectively. These expenses as a percentage of revenues increased slightly to 19.2% in 2008 from 19.1% in 2007.

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

Provision for income taxes.  Income tax expense increased $11.5 million, or 29%, to $50.6 million in 2008 from $39.1 million in 2007 primarily due to the increase in income before taxes attributable to the factors discussed above. Another contributing factor was the higher effective tax rate of 38.5% in 2008 as compared to 37.6% in 2007 primarily driven by lower income from tax exempt securities in 2008.

Net income.  Net income increased $15.9 million, or 24%, to $80.8 million in 2008 from $64.9 million in 2007 because of the factors discussed above.

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term. In 2009, enrollment by term were as follows:

2009 Enrollment by Term

Term	Enrollment

Winter	45,697
Spring	46,038
Summer	42,516
Fall	54,317
Average	47,142

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2007, 2008 and 2009:

Quarterly Revenues
(dollars in thousands)

	2007		2008		2009
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent

March 31	$80,193	25%	$97,074	24%	$124,478	24%
June 30	78,875	25	97,928	25	125,931	25
September 30	69,813	22	86,993	22	114,351	22
December 31	89,131	28	114,280	29	147,201	29

Total for Year	$318,012	100%	$396,275	100%	$511,961	100%

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and do not vary significantly on a quarterly basis.

Liquidity and Capital Resources

At December 31, 2009, we had cash, cash equivalents and marketable securities of $116.5 million compared to $107.3 million at December 31, 2008. Most of our excess cash is invested in money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize our principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of December 31, 2009, we had $52.5 million invested in the short-term, tax-exempt bond fund. At December 31, 2009, the 1,100 issues in this fund had an average credit rating of AA, an average maturity of 1.4 years, an average duration of 1.3 years, and an average yield to maturity of 0.8%. We had no debt as of December 31, 2009 or December 31, 2008.

For the year ended December 31, 2009, we generated $141.8 million net cash from operating activities compared to $88.6 million for the same period in 2008. Capital expenditures were $30.4 million for the year ended December 31, 2009 compared to $20.7 million for the same period in 2008. Capital expenditures for the year ending December 31, 2010 are expected to be in the range of 7 — 8% of 2010 revenues inclusive of the expected openings of 13 new campuses. For the year ended December 31, 2009, we paid $31.6 million in regular cash dividends. We invested $80.1 million repurchasing common shares in the open market and received $6.0 million upon the exercise of stock options.

Commencing in the fourth quarter of 2009, we increased our annual cash dividend to $3.00 per share from $2.00 per share, or to $0.75 per share quarterly from $0.50 per share.

In 2009, bad debt expense as a percentage of revenue was 4.1% compared to 3.2% for the same period in 2008. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 14 days at the end of the fourth quarter of both 2009 and 2008.

Currently, we invest our cash in bank overnight deposits, money market funds and a short-term tax-exempt bond fund. In addition, we have available a $15.0 million line of credit facility. There have been no borrowings under this credit facility. We believe that existing cash, cash equivalents, and marketable securities, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months.

The table below sets forth our cash and cash equivalents and marketable securities as of December 31, 2007, 2008 and 2009:

Cash and Marketable Securities
(in millions)

	At December 31,
	2007	2008	2009

Cash and cash equivalents	$95.0	$56.3	$64.0
Marketable securities (short-term bond fund)	76.3	51.0	52.5

Total	$171.3	$107.3	$116.5

	Year Ended December 31,
	2007	2008	2009

Investment and other income	$6.5	$4.5	$1.4

The table below sets forth our contractual commitments associated with operating leases as of December 31, 2009:

	Payments Due By Period (in thousands)
		Within			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$218,811	$27,157	$58,170	$50,926	$82,558

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2009, we do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our current and future investments. We invest our excess cash in bank overnight deposits, money market funds and a short-term tax-exempt bond fund. We have not used derivative financial instruments in its investment portfolio.

Earnings from investments in bank overnight deposits, money market mutual funds and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2009, a 10% increase or decrease in interest rates will not have a material impact on our future earnings, fair values or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 8.  Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Strayer Education, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, Virginia
February 26, 2010

STRAYER EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$56,379	$63,958
Marketable securities available for sale, at fair value	50,952	52,558
Tuition receivable, net of allowances for doubtful accounts of $4,776 and $6,175 in 2008 and 2009, respectively	131,458	165,142
Income taxes receivable	3,534	—
Other current assets	7,175	8,317

Total current assets	249,498	289,975
Property and equipment, net	66,304	84,675
Deferred income taxes	7,799	9,316
Restricted cash	500	500
Other assets	462	1,339

Total assets	$324,563	$385,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,099	$21,261
Accrued expenses	4,567	7,794
Income taxes payable	—	5,100
Unearned tuition	114,872	149,804
Other current liabilities	281	281

Total current liabilities	136,819	184,240
Long-term liabilities	11,663	11,745

Total liabilities	148,482	195,985

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 14,089,189 and 13,957,596 shares issued and outstanding as of December 31, 2008 and 2009, respectively	141	140
Additional paid-in capital	17,185	1,157
Retained earnings	158,834	188,218
Accumulated other comprehensive (loss) income	(79)	305

Total stockholders’ equity	176,081	189,820

Total liabilities and stockholders’ equity	$324,563	$385,805

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended
	December 31,
	2007	2008	2009

Revenues	$318,012	$396,275	$511,961
Costs and expenses:
Instruction and educational support	108,852	130,836	166,604
Marketing and admissions	60,760	76,162	93,336
General and administration	50,843	62,426	79,667

Income from operations	97,557	126,851	172,354
Investment and other income	6,495	4,527	1,408

Income before income taxes	104,052	131,378	173,762
Provision for income taxes	39,115	50,570	68,684

Net income	$64,937	$80,808	$105,078

Net income per share:
Basic	$4.56	$5.77	$7.67
Diluted	$4.47	$5.67	$7.60
Weighted average shares outstanding:
Basic	14,248	14,015	13,703
Diluted	14,517	14,242	13,825

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended
	December 31,
	2007	2008	2009

Net income	$64,937	$80,808	$105,078
Other comprehensive income:
Unrealized gains (losses) on investments, net of taxes	325	(260)	384

Comprehensive income	$65,262	$80,548	$105,462

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
	Common Stock		Additional		Other
			Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	(Loss) Income	Total

Balance, December 31, 2006	14,293,584	$141	$87,487	$84,043	$(144)	$171,527
Exercise of stock options	372,250	4	15,174	—	—	15,178
Tax benefit from exercise of stock options and vesting of restricted shares	—	—	12,678	—	—	12,678
Repurchase of common stock	(260,818)	(3)	(38,091)	—	—	(38,094)
Restricted stock grants, net of forfeitures	21,618	2	(2)	—	—	—
Stock-based compensation	—	—	9,834	—	—	9,834
Common stock dividends	—	—	—	(47,878)	—	(47,878)
Change in net unrealized gains on marketable securities, net of income tax	—	—	—	—	325	325
Net income	—	—	—	64,937	—	64,937

Balance, December 31, 2007	14,426,634	144	87,080	101,102	181	188,507
Exercise of stock options	223,000	2	10,631	—	—	10,633
Tax benefit from exercise of stock options and vesting of restricted shares	—	—	18,033	—	—	18,033
Repurchase of common stock	(603,382)	(6)	(109,119)	—	—	(109,125)
Restricted stock grants, net of forfeitures	42,937	1	(1)	—	—	—
Stock-based compensation	—	—	10,561	—	—	10,561
Common stock dividends	—	—	—	(23,076)	—	(23,076)
Change in net unrealized losses on marketable securities, net of income tax	—	—	—	—	(260)	(260)
Net income	—	—	—	80,808	—	80,808

Balance, December 31, 2008	14,089,189	141	17,185	158,834	(79)	176,081
Exercise of stock options	60,417	1	6,026	—	—	6,027
Tax benefit from exercise of stock options and vesting of restricted shares	—	—	3,011	—	—	3,011
Repurchase of common stock	(451,613)	(5)	(36,016)	(44,067)	—	(80,088)
Restricted stock grants, net of forfeitures	259,603	3	(3)	—	—	—
Stock-based compensation	—	—	10,954	—	—	10,954
Common stock dividends	—	—	—	(31,627)	—	(31,627)
Change in net unrealized losses on marketable securities, net of income tax	—	—	—	—	384	384
Net income	—	—	—	105,078	—	105,078

Balance, December 31, 2009	13,957,596	$140	$1,157	$188,218	$305	$189,820

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2007	2008	2009

Cash flows from operating activities:
Net income	$64,937	$80,808	$105,078
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	51	—	248
Amortization of gain on sale of assets	(148)	(281)	(281)
Amortization of deferred rent	(115)	(525)	(108)
Gain on sale of marketable securities	—	(785)	—
Depreciation and amortization	8,523	10,761	13,937
Deferred income taxes	(5,700)	226	(2,564)
Stock-based compensation	9,834	10,561	10,954
Changes in assets and liabilities:
Tuition receivable, net	(19,898)	(30,807)	(33,684)
Other current assets	617	(2,217)	(232)
Other assets	(55)	(43)	(896)
Accounts payable	2,911	2,955	2,056
Accrued expenses	1,473	1,264	3,227
Income taxes payable	12,453	9,745	11,645
Excess tax benefits from stock-based payment arrangements	(12,678)	(18,033)	(3,011)
Unearned tuition	17,580	23,396	34,932
Deferred lease incentives	968	1,547	471

Net cash provided by operating activities	80,753	88,572	141,772

Cash flows from investing activities:
Purchases of property and equipment	(14,869)	(20,657)	(30,431)
Proceeds from the sale of property and equipment	5,754	—	—
Purchases of marketable securities	—	(50,969)	(1,085)
Proceeds from the sale of marketable securities	—	76,785	—

Net cash (used in) provided by investing activities	(9,115)	5,159	(31,516)

Cash flows from financing activities:
Regular common dividends paid	(19,027)	(23,076)	(31,627)
Special common dividends paid	—	(28,853)	—
Proceeds from exercise of stock options	15,178	10,633	6,027
Excess tax benefits from stock-based payment arrangements	12,678	18,033	3,011
Repurchase of common stock	(38,094)	(109,125)	(80,088)

Net cash used in financing activities	(29,265)	(132,388)	(102,677)

Net increase (decrease) in cash and cash equivalents	42,373	(38,657)	7,579
Cash and cash equivalents — beginning of year	52,663	95,036	56,379

Cash and cash equivalents — end of year	$95,036	$56,379	$63,958

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$2,349	$811	$2,917

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University, Inc. (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 78 campuses (including three campuses opened for the 2010 winter term and four opened for the 2010 spring term) in Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Washington, D.C., and worldwide via the Internet. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, we have only one reporting segment.

2.	Significant Accounting Policies

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which was primarily codified into Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Standards. This standard is the single source of authoritative non-governmental U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance is effective for financial statements issued for reporting periods that ended after September 15, 2009. This guidance impacts the Company’s consolidated financial statements and related disclosures as all references to authoritative literature reflect the newly adopted codification.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, the University and Education Loan Processing, Inc. The University is the only subsidiary that is currently active. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash invested in bank overnight deposits and money market mutual funds. The Company places its cash and temporary cash investments with various financial institutions. The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

Marketable Securities

Most of the Company’s excess cash is invested in money market funds and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of December 31, 2009, the Company had $52.5 million, as determined by the quoted market price, invested in the short-term tax-exempt bond fund. The investments are considered “available-for-sale” as they are not held for trading and will not be held to maturity, in accordance with the Investments — Debt and Equity Securities Topic, ASC 320. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sale of marketable securities are based on the specific identification method. Accounting Standards Codification 820-10 “Fair Value Measurement” (ASC 820-10) establishes a framework for measuring fair value, establishes a fair value hierarchy based upon the observability of inputs used to measure fair value, and expands disclosures about fair value measurements. Under ASC 820-10, fair value of an investment is the price that would be received to sell an asset or to transfer a liability in an orderly transaction between market participants at the measurement date.

The hierarchy gives the highest priority to investments with readily available quoted prices in an active market and the lowest priority to unobservable inputs which require a higher degree of judgment when measuring fair value, with Level 1 investments using quoted prices in active markets for identical assets or liabilities as of the measurement date.

At December 31, 2009, all of the Company’s investments were classified as Level 1. Items not subject to fair value reporting include cash and cash equivalents and restricted cash totaling $64.5 million.

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the year ended December 31, 2009 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include textbook-related income, application fees, placement test fees, withdrawal fees, loan administration fees and other income, which are all recognized when incurred.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. In accordance with the Property, Plant and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair-value based model. Through 2009, no such impairment loss had occurred. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $8.5 million, $10.8 million and $13.9 million for the years ended December 31, 2007, 2008, and 2009 respectively.

Construction in progress includes costs of computer software developed for internal use, and is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the development stage direct consulting costs, payroll and payroll-related costs for employees that are directly associated with the project are capitalized and will be amortized over the estimated useful life of the software once placed into operation.

Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2009 in the Consolidated Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.

Income Taxes

The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

The Fair Value Measurements and Disclosures Topic, ASC 740, requires the company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at December 31, 2009 was immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2006-2009 remain open to examination by the major taxing jurisdictions in which the Company is subject.

Advertising Costs

The Company expenses advertising costs in the quarter incurred, except for costs associated with the production of television commercials which are expensed when the commercial is first aired.

Long-Term Liabilities

The Company has no debt; most of its long-term liabilities are for lease incentives related to the opening of new campuses, the straight-lining of rent expense and a deferred gain related to the sale and lease back of a campus facility. In conjunction with the opening of some new campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. The Company also records the non-current portion of the gain related to the sale and lease back of a campus facility as a long-term liability. (See Note 7 below for more information.)

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Consolidated Statements of Income for each of the three years in the period ended December 31 2009, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when the stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At December 31, 2009, the Company had no issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands).

	2007	2008	2009

Weighted average shares outstanding used to compute basic earnings per share	14,248	14,015	13,703
Incremental shares issuable upon the assumed exercise of stock options	168	63	49
Unvested restricted stock	101	164	73

Shares used to compute diluted earnings per share	14,517	14,242	13,825

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

Recent Accounting Pronouncements

In September 2006, the FASB issued the Fair Value Measurements and Disclosures Topic, ASC 820, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007. The adoption of ASC 820, effective January 1, 2008, did not have a material effect on the Company’s consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2007, the FASB issued the Financial Instruments Topic, ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. ASC 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. ASC 825 is effective for the first fiscal year beginning after November 15, 2007. The adoption of ASC 825, effective January 1, 2008, did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued paragraph ASC 260-45-61A of the Earnings Per Share Topic. This paragraph requires certain share-based payment awards that entitle holders to receive non-forfeitable dividends before they vest to be treated as participating securities in basic and diluted EPS calculations. ASC 260-45-61A is effective for the first fiscal year beginning after December 15, 2008. The adoption of ASC 260-45-61A, effective January 1, 2009, did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, the Subsequent Events Topic, which establishes general accounting and disclosure guidelines for events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted the provisions of ASC 855 effective June 15, 2009.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). Under the new FASB ASC, SFAS 168 is now the Generally Accepted Accounting Principles Topic (ASC 105). The ASC becomes the single, authoritative source for US accounting and reporting standards and supersedes all previously issued FASB statements and related accounting literature references for reporting purposes. The Company adopted the provisions of ASC 105 for reporting periods ending after September 15, 2009.

3.	Investments — Marketable Securities

The cost and fair value for investments in marketable securities as of December 31, 2008 and 2009 are as follows (in thousands):

	2008	2009

Cost	$50,969	$52,253
Gross unrealized gain (loss)	(79)	305

Fair value	$50,890	$52,558

The Company has invested some of its excess cash in a diversified, no load, short-term, investment grade, tax-exempt bond fund. At December 31, 2009, the 1,100 issues in this fund had an average credit rating of AA, an average maturity of 1.4 years, an average duration of 1.3 years, and an average yield to maturity of 0.8%.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Property and Equipment

The composition of property and equipment as of December 31, 2008 and 2009 is as follows (in thousands):

			Estimated useful life
	2008	2009	(years)

Land	$5,726	$5,726	—
Buildings and improvements	18,610	19,002	5-40
Furniture and equipment	62,078	79,713	5-7
Leasehold improvements	25,689	30,198	3-10
Construction in progress	991	8,665	—

	113,094	143,304
Accumulated depreciation and amortization	(46,790)	(58,629)

	$66,304	$84,675

In 2008 and 2009, the Company recorded leasehold improvements of $1.5 million and $0.4 million, respectively, which were reimbursed by lessors as lease incentives. In 2009, the Company wrote-off $1.7 million in fixed assets that were fully depreciated and no longer in service. No assets were written off in 2008.

5.	Restricted Cash

In 2003, as part of commencing operations in Pennsylvania, the Company was required to maintain a “minimum protective endowment” of at least $500,000 in an interest-bearing account. These funds are required as long as the Company operates its campuses in the state. The Company accounts for these funds as a long-term asset.

6.	Stock Options and Restricted Stock

In July 1996, the Company’s stockholders approved 1,500,000 shares of common stock for grants under the Company’s 1996 Stock Option Plan (as amended, the “Plan”). This Plan was amended and approved by the stockholders at the May 2001 Annual Stockholders’ Meeting and at the May 2005 Annual Stockholders’ Meeting to increase the number of shares authorized for issuance thereunder by 1,000,000 and 500,000, respectively. A total of 3,000,000 shares have therefore been approved for grant under the Plan. The Plan was again amended and approved by the stockholders at the May 2006 Annual Stockholders’ Meeting to authorize a one-time exchange of stock options for restricted stock by employees (excluding the five highest compensated executive officers) and to permit restricted stock and cash awards to qualify for favorable tax treatment under Section 162(m) of the Internal Revenue Code. The Plan provides for the grant of options intended to qualify as incentive stock options, and also provides for the grant of non-qualifying options and restricted stock to employees, officers and directors of the Company. Options and restricted stock may be granted to eligible employees, officers or directors of the Company at the discretion of the Board of Directors. Vesting provisions are also at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is 10 years.

In February 2006, the Company’s Board of Directors approved cash payments to the holders of vested stock options in an amount equivalent to the Company’s common stock dividends. These cash payments were remitted on the same dates as the Company’s dividends and amounted to $0.4 million in 2007 and $0.6 million in 2008. The Company discontinued this form of compensation in 2009.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Options

All stock options granted after 2000 vest over three to four years with exercise prices ranging from $33.69 to $119.72. These options expire within six to eight years from date of grant. The issued and outstanding stock option grants had a weighted-average remaining contractual life of 2.0 years as of December 31, 2009. No stock options have been granted after 2005.

The table below sets forth the stock option activity for the years ended December 31, 2007, 2008 and 2009 and other stock option information at December 31, 2009:

			Weighted-
			average	Aggregate
			remaining	intrinsic
	Number of	Weighted-average	contractual	value(1)
	shares	exercise price	life (yrs.)	(in thousands)

Balance, December 31, 2006	762,334	$56.42	2.6	$37,338
Grants	—	—
Exercises	(372,250)	40.77
Forfeitures/Exchanges	—	—

Balance, December 31, 2007	390,084	$71.35	2.6	$38,710
Grants	—	—
Exercises	(223,000)	$47.68
Forfeitures	—	—

Balance, December 31, 2008	167,084	$102.98	3.8	$18,618
Grants	—	—
Exercises	(60,417)	99.75
Forfeitures	—	—

Balance, December 31, 2009	106,667	$104.81	2.0	$11,489

Vested, December 31, 2009	106,667	$104.81	2.0	$11,489
Exercisable, December 31, 2009	106,667	$104.81	2.0	$11,489

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31 of that year. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The number of shares exercisable as of December 31, 2007, 2008 and 2009 are as follows:

	Number of	Weighted-average
	shares	exercise price

Exercisable, December 31, 2007	229,667	$45.71
Exercisable, December 31, 2008	16,667	$64.22
Exercisable, December 31, 2009	106,667	$104.81

The following table summarizes information regarding share-based payment arrangements for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	For the year ended
	December 31,
	2007	2008	2009

Proceeds from stock options exercised	$15,178	$10,633	$6,027
Excess tax benefits related to share-based payment arrangements	$12,678	$18,033	$3,011
Intrinsic value of stock options exercised(1)	$32,588	$28,581	$6,032

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

The following table summarizes information about the stock options to purchase the Company’s common stock at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-
		average			Weighted-
	Number	remaining	Weighted-	Number	average
	outstanding	contractual	average	exercisable	exercise
Exercise prices	at 12/31/09	life (yrs.)	exercise price	at 12/31/09	price

$67.84	6,667	0.4	$67.84	6,667	$67.84
$107.28	100,000	2.1	$107.28	100,000	$107.28

	106,667	2.0	$104.81	106,667	$104.81

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock

The table below sets forth the restricted stock activity for the years ended December 31, 2007, 2008 and 2009:

	Number of	Weighted-average
	shares	grant price

Balance, December 31, 2006	205,567	$102.37
Grants	24,878	117.09
Vested shares	(1,543)	103.60
Forfeitures	(3,260)	103.39

Balance, December 31, 2007	225,642	$103.97
Grants	45,153	163.13
Vested shares	(146,484)	101.79
Forfeitures	(2,216)	115.73

Balance, December 31, 2008	122,095	$124.06
Grants	259,924	216.67
Vested shares	(28,970)	90.78
Forfeitures	(309)	162.10

Balance, December 31, 2009	352,740	$194.39

Valuation and Expense Information Under Stock Compensation Topic ASC 718

At December 31, 2009, total stock-based compensation cost which has not yet been recognized was $53.0 million, all for unvested restricted stock. This cost is expected to be recognized over the next 88 months on a weighted-average basis.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	2007	2008	2009

Instruction and educational support	$680	$1,218	$1,774
Marketing and admissions	634	867	127
General and administration	8,893	9,042	9,053

Stock-based compensation expense included in operating expense	10,207	11,127	10,954
Tax benefit	3,879	4,227	4,329

Stock-based compensation expense, net of tax	$6,328	$6,900	$6,625

7.	Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses during 2008 and 2009, the Company recorded reimbursements by the lessors for improvements made to the leased properties in the amount of $1.5 million and $0.4 million, respectively. In accordance with the Operating Leases Topic, ASC 840-20, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to 10 years. As of December 31, 2008 and 2009, the Company had deferred lease incentives of $4.5 million and $3.7 million, respectively.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Rent

In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2008 and 2009, the Company had deferred rent associated with its lease obligations of $5.1 million and $6.2 million, respectively.

Sale of Campus Building and Deferred Gain

In June 2007, the Company sold its Loudoun, Virginia campus building for $5.8 million. The Company is leasing back most of the campus building over a 10-year period. In conjunction with this sale and lease back transaction, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which is recorded as a long-term liability, was $2.1 million and $1.8 million, at December 31, 2008 and 2009, respectively.

8.	Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Effective January 1, 2010, participants may contribute up to $16,500 of their base compensation annually. Employee contributions are voluntary. Discretionary contributions were made by the Company in 2006, matching 100% of employee deferrals up to a maximum of 3% of the employee’s annual salary. Beginning in 2007, the Company matched an additional 50% of employee deferrals between 3% and 5% of annual salary. The Company’s contributions, which vest immediately, totaled $1.1 million, $1.4 million and $1.8 million for the years ended December 31, 2007, 2008, and 2009, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2007, 2008, and 2009 were as follows:

		Average price
	Shares purchased	per share

2007	3,830	$136.33
2008	3,208	$175.86
2009	4,084	$180.34

9.	Stock Repurchase Plan

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of common stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2009, approximately $90.0 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2010. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the Company’s stock repurchase activity for the years ended December 31, 2007, 2008, and 2009, all of which was part of a publicly announced plan, is set forth in the table below:

			Amount available for
	Number of shares	Average price paid	future repurchases
	repurchased	per share	(in millions)

2007	260,818	$146.05	$81.9
2008	603,382	$180.86	$70.1
2009	451,613	$177.34	$90.0

	1,315,813	$172.75

Repurchases of common stock are recorded as a reduction to additional paid-in capital. To the extent additional paid-in capital has been reduced to zero through stock repurchases, retained earnings is then reduced.

10.	Commitments and Contingencies

The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

As of December 31, 2009, the Company had 86 long-term operating leases for campuses and other administrative locations. Rent expense was $15.3 million, $19.7 million, and $26.2 million for the years ended December 31, 2007, 2008, and 2009 respectively.

The rents on the Company’s leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2009 are as follows (in thousands):

Minimum
rental
commitments

2010	$27,157
2011	30,070
2012	28,100
2013	26,563
2014	24,363
Thereafter	82,558

Total	$218,811

In addition, the Company has available a $15 million line of credit. Interest on borrowings under this facility will accrue at an annual rate not to exceed 1.25% above the London Interbank Offered Rate. The Company does not pay any fees for this facility. There have been no borrowings by the Company under this line of credit.

11.	Special Dividend

On October 30, 2007, the Company’s Board of Directors declared a special common stock dividend of $2.00 per share, or $28.9 million, which was paid on January 16, 2008 to all shareholders of record on January 2, 2008.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Income Taxes

The income tax provision for the years ended December 31, 2007, 2008 and 2009 is summarized below (in thousands):

	2007	2008	2009

Current:
Federal	$36,500	$41,670	$57,690
State	8,159	8,744	13,256

Total current	44,659	50,414	70,946

Deferred:
Federal	(4,935)	89	(1,697)
State	(609)	67	(565)

Total deferred	(5,544)	156	(2,262)

Total provision for income taxes	$39,115	$50,570	$68,684

The tax effects of the principal temporary differences that give rise to the Company’s deferred tax assets are as follows as of December 31, 2008 and 2009 (in thousands):

	2008	2009

Tuition receivable and student loans	$1,884	$2,436
Accrued vacation payable	369	522
Deferred gain on sale of property	111	111
Unrealized gains on marketable securities	(7)	198

Current net deferred tax asset	2,357	3,267

Student loans	1	1
Property and equipment	(129)	(1,576)
Deferred leasing costs	2,016	2,420
Stock-based compensation	5,083	7,754
Deferred gain on sale of property	828	717

Long-term net deferred tax asset	7,799	9,316

Net deferred tax asset	$10,156	$12,583

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2007, 2008, and 2009 is as follows:

	2007	2008	2009

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	5.1	4.3	4.8
Non-taxable interest income	(2.1)	(0.9)	(0.3)
Other	(0.4)	0.2	—

Effective tax rate	37.6%	38.6%	39.5%

Cash payments for income taxes were $32.4 million in 2007, $40.6 million in 2008, and $59.0 million in 2009.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2008 and 2009 is as follows (in thousands except per share data):

	Quarter
2008	First	Second	Third	Fourth

Revenues	$97,074	$97,928	$86,993	$114,280
Income from operations	35,559	33,607	18,251	39,435
Net income	23,522	21,323	11,762	24,202
Net income per share:
Basic	$1.67	$1.52	$0.84	$1.73
Diluted	$1.64	$1.50	$0.83	$1.71

	Quarter
2009	First	Second	Third	Fourth

Revenues	$124,478	$125,931	$114,351	$147,201
Income from operations	47,611	45,079	27,260	52,404
Net income	29,053	27,500	16,666	31,859
Net income per share:
Basic	$2.09	$2.01	$1.22	$2.34
Diluted	$2.07	$2.00	$1.21	$2.32

STRAYER EDUCATION, INC.
Schedule II — Valuation and Qualifying Accounts
(in thousands)

					Bad debt
	Balance	Additions		Balance	expense as
	beginning	charged to		end of	a % of
Description	of period	expense	Deductions	period	revenue

Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2009	$4,776	$20,808	$(19,409)	$6,175	4.1%
Year ended December 31, 2008	$3,206	$12,707	$(11,137)	$4,776	3.2%
Year ended December 31, 2007	$3,029	$10,547	$(10,370)	$3,206	3.3%

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2009, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting, as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Company’s directors and executive officers.

Name	Age	Position

Directors:

Robert S. Silberman	52	Chairman of the Board and Chief Executive Officer

David A. Coulter	62	Presiding Independent Director

Dr. Charlotte F. Beason	62	Director

William E. Brock	79	Director

Robert R. Grusky	52	Director

Robert L. Johnson	63	Director

Todd A. Milano	57	Director

G. Thomas Waite, III	58	Director

J. David Wargo	56	Director

Executive Officers:

Karl McDonnell	43	President and Chief Operating Officer

Mark C. Brown	50	Executive Vice President and Chief Financial Officer

Lysa A. Hlavinka	42	Executive Vice President and Chief Administrative Officer

Dr. Sondra F. Stallard	60	University President

Kelly J. Bozarth	41	Senior Vice President and Controller

Gregory Ferenbach	50	Senior Vice President, Public Policy

Sonya G. Udler	42	Senior Vice President — Corporate Communications

Catherine R. Guttman-McCabe	41	Vice President and Deputy General Counsel

Directors

Mr. Robert S. Silberman has been Chairman of the Board since February 2003 and Chief Executive Officer since March 2001. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Mr. Silberman has been a Director of Strayer since March 2001. He serves on the Board of Directors of Covanta Holding Company and on the Management Advisory Board of New Mountain Capital, LLC. He also serves on the Board of Visitors of The Johns Hopkins University School of Advanced International Studies. Mr. Silberman is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.

Mr. David A. Coulter is serving as the Presiding Independent Director of the Strayer Education, Inc. Board of Directors, on which he has served since 2002. He is currently Managing Director and Senior Advisor at Warburg Pincus, LLC. He was Vice Chairman of J.P. Morgan Chase & Co. from December 2000 to December 2005. Prior to joining J.P. Morgan Chase, Mr. Coulter led the West Coast operations of the Beacon Group, a private investment and strategic advisory firm, and prior to that,

Mr. Coulter served as the Chairman and Chief Executive Officer of the BankAmerica Corporation. Mr. Coulter is a member of the Board of Directors of The Irvine Company, Webster Bank, Aeolus Re, and MBIA, Inc. In addition to serving as the Presiding Independent Director, he is also Chair of the Company’s Nominating Committee and is a member of the Compensation Committee of the Board. Mr. Coulter holds a bachelor’s degree in mathematics and economics and a master’s degree in industrial administration, both from Carnegie Mellon University.

Dr. Charlotte F. Beason has been Executive Director of the Kentucky Board of Nursing since 2005. From 2004 to 2005, she was a consultant in education and health care administration. From 2000 to 2003, Dr. Beason was Chair and Vice Chair of the Commission on Collegiate Nursing Education (an autonomous agency accrediting baccalaureate and graduate programs in nursing); she is an evaluator for the Commission on Collegiate Nursing Education. From 1988 to 1996, she was Director of Health Professions Education Service and the Health Professional Scholarship Program at the Department of Veterans Affairs. Dr. Beason has served on the Board since 1996 and is a member of the Nominating Committee of the Board. She is also Chairwoman of the Strayer University Board of Trustees. Dr. Beason holds a bachelor’s degree in nursing from Berea College, a master’s degree in psychiatric nursing from Boston University and a doctorate in clinical psychology and public practice from Harvard University.

Mr. William E. Brock is the Founder and Chairman of the Brock Offices, a firm specializing in international trade, investment and human resources. From 1985 to 1987, Mr. Brock served in the President’s Cabinet as the U.S. Secretary of Labor, and from 1981 to 1985, as the U.S. Trade Representative. Elected Chairman of the Republican National Committee from 1977 to 1981, Mr. Brock previously served as a Member of Congress and, subsequently, as U.S. Senator for the State of Tennessee. Mr. Brock serves as a Counselor and Trustee of the Center for Strategic and International Studies, and as a member of the Board of Directors of On Assignment, Inc., Health Extras, Inc., and ResCare, Inc. Mr. Brock has been a member of the Board since 2001 and is a member of the Compensation Committee of the Board. He holds a bachelor’s degree in commerce from Washington and Lee University. Mr. Brock has also received a number of honorary degrees.

Mr. Robert R. Grusky is the Founder and Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000 and was a Principal and Member from 2000 to 2005, and has been a Senior Advisor since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He is also on the Board of Directors of AutoNation, Inc., and AutoZone, Inc. Mr. Grusky has served on the Board since 2001, and is Chair of the Audit Committee of the Board. He holds a bachelor’s degree in history from Union College and a master’s degree in business administration from Harvard University.

Mr. Robert L. Johnson is the Founder and Chairman of The RLJ Companies, which owns or holds interests in companies operating in the banking/financial services, real estate, hospitality, professional sports, film production, gaming and automotive industries. Mr. Johnson is the founder of Black Entertainment Television (BET), a subsidiary of Viacom and the leading African-American operated media and entertainment company in the United States, and served as its Chief Executive Officer until January 2006. In 2002, Mr. Johnson became the first African-American majority owner of a major sports franchise, the Charlotte Bobcats of the NBA. From 1976 to 1979, he served as Vice President of Governmental Relations for the National Cable & Telecommunications Association (NCTA). Mr. Johnson also served as Press Secretary for the Honorable Walter E. Fauntroy, Congressional Delegate from the District of Columbia. He also serves on the following boards: KB Home, Lowe’s Companies, Inc., NBA Board of Governors, Deutsche Bank Advisory Committee, The Business Council, and the Smithsonian Institution’s National Museum of African American History and Culture. Mr. Johnson has served on the Board since 2003, and is a member of the Nominating Committee of the Board. He holds a bachelor’s degree in social studies from the University of Illinois and a master’s degree in international affairs from the Woodrow Wilson School of Public and International Affairs at Princeton University.

Mr. Todd A. Milano has been President and Chief Executive Officer of Central Pennsylvania College since 1989. Mr. Milano has served on the Board since 1996 and is Chair of the Compensation Committee of the Board and is also a member of the Strayer University Board of Trustees. Mr. Milano holds a bachelor’s degree in industrial management from Purdue University.

Mr. G. Thomas Waite, III has been Treasurer and Chief Financial Officer of the Humane Society of the United States since 1997 and Controller since 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership. Mr. Waite has served on the Board since 1996, is a member of the Audit Committee of the Board and is a former member of the Strayer University Board of Trustees. Mr. Waite holds a bachelor’s degree in commerce from the University of Virginia and is a Certified Public Accountant.

Mr. J. David Wargo has been President of Wargo and Company, Inc., an investment management company, since 1993. Mr. Wargo is a co-founder and has been a Member of New Mountain Capital, LLC, since January 2000. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is a Director of Liberty Global, Inc. and Discovery Communications, Inc. Mr. Wargo has served on the Board since 2001 and is a member of the Audit Committee of the Board. Mr. Wargo holds a bachelor’s degree in physics and a master’s degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master’s degree in management science from the Sloan School of Management, Massachusetts Institute of Technology.

Executive Officers

Mr. Karl McDonnell joined Strayer Education in July 2006 as President and Chief Operating Officer. Previously, he served as Chief Operating Officer of InteliStaf Healthcare, Inc., one of the nation’s largest privately-held healthcare staffing firms, from 2003 to 2005. Prior to his tenure at InteliStaf, he served as Vice President of the Investment Banking Division at Goldman, Sachs & Co. Mr. McDonnell has held senior management positions with several Fortune 100 companies, including The Walt Disney Company. Mr. McDonnell holds a bachelor’s degree in political science and American history from Virginia Wesleyan College and a master’s degree in business administration from Duke University.

Mr. Mark C. Brown is Executive Vice President and Chief Financial Officer, having joined Strayer in 2001. Mr. Brown was previously the Chief Financial Officer of the Kantar Group, the information and consultancy division of WPP Group, a multi-national communications services company. Prior to that, for nearly 12 years, Mr. Brown held a variety of management positions at PepsiCo, Inc., including Director of Corporate Planning for Pepsi Bottling Group and Business Unit Chief Financial Officer for Pepsi-Cola International. Mr. Brown is a Certified Public Accountant who started his career with PricewaterhouseCoopers, LLP. Mr. Brown holds a bachelor’s degree in accounting from Duke University and a master’s degree in business administration from Harvard University.

Ms. Lysa A. Hlavinka is Executive Vice President and Chief Administrative Officer. Ms. Hlavinka has been working in the for-profit education field for the past 17 years and joined Strayer in May 2001 as Vice President — Marketing. Ms. Hlavinka started her career as an account executive at an advertising agency and joined the University of Phoenix in 1990. As that company grew, Ms. Hlavinka held positions as Marketing Manager, Director of Administrative Services, and, most recently, National Director of Advertising. She has taught marketing and public relations classes both at the University of Phoenix and Strayer University. Ms. Hlavinka holds a bachelor’s degree in advertising from Arizona State University and a master’s degree in business administration from the University of Phoenix.

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

Ms. Kelly J. Bozarth is Senior Vice President and Controller, having joined Strayer in 2008. Previously, Ms. Bozarth held senior management roles in finance and operations in the education sector for five years. Prior to that, she held a variety of senior management positions in finance and in operations with The Walt Disney Company over a ten year period. Ms. Bozarth is a Certified Public Accountant who began her career at Deloitte and Touche. Ms. Bozarth holds a bachelor’s degree in accounting from Missouri State University.

Mr. Gregory Ferenbach is Senior Vice President, Public Policy. From 2006 to 2009, Mr. Ferenbach served as Senior Vice President and General Counsel of Strayer Education, Inc. Mr. Ferenbach joined Strayer in 2002 and was previously General Counsel of Strayer University, where he was responsible for obtaining regulatory approvals to begin operations in new states. Mr. Ferenbach was Senior Vice President and General Counsel of the Public Broadcasting Service (PBS) and an attorney in corporate practice at the law firms of Piper & Marbury in Baltimore, Md., and Dow, Lohnes & Albertson in Washington, D.C. Mr. Ferenbach holds a bachelor’s degree in history from Yale University and a juris doctorate degree from the University of Virginia School of Law.

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

Ms. Catherine R. Guttman-McCabe is Vice President and Deputy General Counsel of the Company and General Counsel of Strayer University. Ms. Guttman-McCabe joined Strayer in 2007 and has fifteen years of experience in higher education law. Prior to joining Strayer, Ms. Guttman-McCabe served as Associate General Counsel of Georgetown University, Counsel of Cortiva Institute, and was an Associate at Hogan & Hartson in the firm’s education and employment practice groups. Ms. Guttman-McCabe holds a bachelor’s degree in political science from Swarthmore College and a JD from Harvard Law School.

Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2009.

Item 11.  Executive Compensation

The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the i section entitled “Beneficial Ownership of Common Stock” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2009.

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2009.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(A)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(2) Financial Statement Schedule

The required financial statement schedule of the registrant is set forth under Item 8 of this report on Form 10-K.

(A)(3) Exhibits

Exhibit
Number		Description

3.01		Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2002) (File No. 000-21039).

3.02		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.02 at the Company Annual Report on form 10-K filed with the Commission on February 14, 2008).

3.03		Amendment to Bylaws of the Company dated February 10, 2009 (incorporated by reference to Exhibit 3.03 of the Company’s Annual Report on Form 10-K filed with the Commission on February 17, 2009).

4.01		Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on July 16, 1996).

10.03		Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2002) (File No. 000-21039).

10.04		1996 Amended Stock Option Plan (incorporated by reference to Exhibit B of the Company’s Proxy Statement filed with the Commission on April 27, 2001 and Exhibits B & C to the Company’s Proxy Statement filed with the Commission on April 3, 2006).

21.01		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.01 of the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2002) (File No. 000-21039).

23	.1*	Consent of PricewaterhouseCoopers LLP.

24	.1*	Power of Attorney (included in signature page hereto).

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAYER EDUCATION, INC.

By:	/s/ Robert S. Silberman
Robert S. Silberman
Chairman of the Board and
Chief Executive Officer

Date:  February 26, 2010

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert S. Silberman and Mark C. Brown, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman (Robert S. Silberman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ Mark C. Brown (Mark C. Brown)	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ Charlotte F. Beason (Charlotte F. Beason)	Director	February 26, 2010

/s/ William E. Brock (William E. Brock)	Director	February 26, 2010

/s/ David A. Coulter (David A. Coulter)	Director	February 26, 2010

/s/ Robert R. Grusky (Robert R. Grusky)	Director	February 26, 2010

SIGNATURES	TITLE	DATE

/s/ Robert L. Johnson (Robert L. Johnson)	Director	February 26, 2010

/s/ Todd A. Milano (Todd A. Milano)	Director	February 26, 2010

/s/ G. Thomas Waite, III (G. Thomas Waite, III)	Director	February 26, 2010

/s/ J. David Wargo (J. David Wargo)	Director	February 26, 2010