Form 10-Q
period 2010-03-31
STRAYER EDUCATION INC
filed 2010-04-30
CIK 1013934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 15, 2010, there were outstanding 13,914,137 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$63,958	$91,266
Marketable securities available for sale, at fair value	52,558	52,716
Tuition receivable, net of allowances for doubtful accounts of $6,175 and $7,053 at December 31, 2009 and March 31, 2010, respectively	165,142	180,886
Other current assets	8,317	9,724

Total current assets	289,975	334,592
Property and equipment, net	84,675	90,996
Deferred income taxes	9,316	9,705
Restricted cash	500	500
Other assets	1,339	1,258

Total assets	$385,805	$437,051

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,261	$21,837
Accrued expenses	7,794	6,755
Income taxes payable	5,100	23,937
Unearned tuition	149,804	166,268
Other current liabilities	281	281

Total current liabilities	184,240	219,078
Long-term liabilities	11,745	12,173

Total liabilities	195,985	231,251

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 13,957,596 and 13,914,137 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	140	139
Additional paid-in capital	1,157	1,626
Retained earnings	188,218	203,750
Accumulated other comprehensive income	305	285

Total stockholders’ equity	189,820	205,800

Total liabilities and stockholders’ equity	$385,805	$437,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months
	ended March 31,
	2009	2010
Revenues	$124,478	$157,901
Costs and expenses:
Instruction and educational support	39,069	48,977
Marketing and admissions	19,868	24,745
General and administration	17,930	24,253

Income from operations	47,611	59,926
Investment and other income	491	244

Income before income taxes	48,102	60,170
Provision for income taxes	19,049	23,791

Net income	$29,053	$36,379

Earnings per share:
Basic	$2.09	$2.68
Diluted	$2.07	$2.65
Weighted average shares outstanding:
Basic	13,875	13,596
Diluted	14,002	13,729
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	For the three months
	ended March 31,
	2009	2010
Net income	$29,053	$36,379
Other comprehensive income:
Unrealized gains (losses) on investments, net of taxes	206	(20)

Comprehensive income	$29,259	$36,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2008	14,089,189	$141	$17,185	$158,834	$(79)	$176,081
Exercise of stock options	20,000	—	1,691	—	—	1,691
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	1,471	—	—	1,471
Repurchase of common stock	(348,085)	(3)	(22,713)	(37,352)	—	(60,068)
Restricted stock grants, net of forfeitures	252,833	2	(2)	—	—	—
Stock-based compensation	—	—	2,368	—	—	2,368
Common stock dividends	—	—	—	(7,120)	—	(7,120)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	206	206
Net income	—	—	—	29,053	—	29,053

Balance at March 31, 2009	14,013,937	$140	$—	$143,415	$127	$143,682

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2009	13,957,596	$140	$1,157	$188,218	$305	$189,820
Exercise of stock options	6,667	—	452	—	—	452
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	1,581	—	—	1,581
Repurchase of common stock	(66,900)	(1)	(4,623)	(10,377)	—	(15,001)
Restricted stock grants, net of forfeitures	16,774	—	—	—	—	—
Stock-based compensation	—	—	3,059	—	—	3,059
Common stock dividends	—	—	—	(10,470)	—	(10,470)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(20)	(20)
Net income	—	—	—	36,379	—	36,379

Balance at March 31, 2010	13,914,137	$139	$1,626	$203,750	$285	$205,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2009	2010
Cash flows from operating activities:
Net income	$29,053	$36,379
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(71)	(70)
Amortization of deferred rent	(93)	(105)
Depreciation and amortization	3,200	4,198
Deferred income taxes	(998)	(740)
Stock-based compensation	2,368	3,059
Changes in assets and liabilities:
Tuition receivable, net	(2,827)	(15,744)
Other current assets	1,017	(1,043)
Other assets	25	62
Accounts payable	(3,864)	2,246
Accrued expenses	377	(1,039)
Income taxes payable/receivable	19,893	20,418
Excess tax benefits from stock-based payment arrangements	(1,471)	(1,581)
Unearned tuition	456	16,464
Deferred lease incentives	—	603

Net cash provided by operating activities	47,065	63,107

Cash flows from investing activities:
Purchases of property and equipment	(6,584)	(12,170)
Purchases of marketable securities	(337)	(191)

Net cash used in investing activities	(6,921)	(12,361)

Cash flows from financing activities:
Common dividends paid	(7,120)	(10,470)
Proceeds from exercise of stock options	1,691	452
Excess tax benefits from stock-based payment arrangements	1,471	1,581
Repurchase of common stock	(60,068)	(15,001)

Net cash used in financing activities	(64,026)	(23,438)

Net (decrease) increase in cash and cash equivalents	(23,882)	27,308
Cash and cash equivalents – beginning of period	56,379	63,958

Cash and cash equivalents – end of period	$32,497	$91,266

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$337	$1,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of March 31, 2009 and 2010 is unaudited.
1. Nature of Operations
Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University, Inc. (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 80 campuses (including three campuses opened for the 2010 winter term and four opened for the 2010 spring term) in Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Washington, D.C., and worldwide via the Internet. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.
2. Significant Accounting Policies
The consolidated financial statements include the accounts of the Company and its subsidiaries, the University and Education Loan Processing, Inc. The University is the only subsidiary that is currently active. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.
All information as of December 31, 2009 and March 31, 2009 and 2010, and for the three months ended March 31, 2009 and 2010 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.
The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the three months ended March 31, 2010 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, placement test fees, withdrawal fees, textbook-related income and other income, which are recognized when incurred.

3. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At March 31, 2009 and 2010, all issued and outstanding stock options were included in the calculation.
Set forth below is a reconciliation of shares used to compute earnings per share (in thousands):

	For the three months
	ended March 31,
	2009	2010
Weighted average shares outstanding used to compute basic earnings per share	13,875	13,596
Incremental shares issuable upon the assumed exercise of stock options	57	41
Unvested restricted stock	70	92

Shares used to compute diluted earnings per share	14,002	13,729

4. Credit Facility
The Company maintains a credit facility with borrowing availability of $15.0 million. Interest on any borrowings under the facility will accrue at an annual rate of 1.25% above the London Interbank Offered Rate. There was no outstanding balance or fee payable on the facility as of March 31, 2010.
5. Stockholders’ Equity
Common stock
A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2009 and March 31, 2010, the Company had 13,957,596 and 13,914,137 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2009, the Company increased the annual cash dividend from $2.00 to $3.00 per share, or from $0.50 to $0.75 per share quarterly.
Stock-based compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2009 and 2010 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience.
Stock-based compensation plans
A total of 3,000,000 shares have been approved by the Company’s stockholders for grants under the Company’s 1996 equity compensation plan (the “Plan”). The Plan provides for the granting of stock options intended to qualify as incentive stock options and also provides for the grant of non-qualifying options and restricted stock to employees, officers and directors of the Company at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years.
In February 2010, the Company’s Board of Directors approved grants of 25,219 shares of restricted stock to certain employees pursuant to the Company’s existing annual equity compensation program. These shares vest over a three year period. The Company’s stock price closed at $206.39 on the date of these restricted stock grants.
In April 2010, the Company awarded a total of approximately 3,000 shares of restricted stock to various non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program. The Company’s stock price closed at $248.75 on the date of this restricted stock grant.
The table below sets forth the restricted stock activity for the three months ended March 31, 2010:

		Weighted-
	Number of	average grant
	shares	price
Balance, December 31, 2009	352,740	$194.39
Grants	25,219	$206.39
Vested shares	(27,096)	$105.85
Forfeitures	(8,445)	$169.36

Balance, March 31, 2010	342,418	$202.79

At March 31, 2010, total stock-based compensation cost which has not yet been recognized was $55.0 million, all for unvested restricted stock. This cost is expected to be recognized over the next 82 months on a weighted-average basis. Excluding the February 2009 grant of 183,680 shares to the Chief Executive Officer, which vest on February 10, 2019, the remaining costs are expected to be recognized over the next 37 months on a weighted-average basis.
The table below sets forth the stock option activity for the three months ended March 31, 2010 and other stock option information at March 31, 2010:

			Weighted-
	Number of	Weighted-	average
	shares	average	remaining	Aggregate intrinsic
	underlying	exercise	contractual life	value(1) (in
	options	price	(yrs.)	thousands)
Balance, December 31, 2009	106,667	$104.81	2.0	$11,489
Grants	—	—
Exercises	(6,667)	$67.84
Forfeitures	—	—

Balance, March 31, 2010	100,000	$107.28	1.8	$13,624

Vested, March 31, 2010	100,000		1.8	$13,624
Exercisable, March 31, 2010	100,000		1.8	$13,624

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the respective trading day. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
At March 31, 2010, the Company had 100,000 options outstanding, all of which were exercisable at an exercise price of $107.28 per share and with a remaining contractual life of 1.8 years.
The following table summarizes information regarding all share-based payment arrangements for the three months ended March 31, 2009 and 2010 (in thousands):

	For the three months ended
	March 31,
	2009	2010
Proceeds from stock options exercised	$1,691	$452
Excess tax benefits related to share-based payment arrangements	$1,471	$1,581
Intrinsic value of stock options exercised(1)	$1,604	$1,184

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

Valuation and Expense Information Under Stock Compensation Topic ASC 718
The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2009 and 2010 by expense line item (in thousands):

	For the three months ended
	March 31,
	2009	2010
Instruction and educational support	$408	$603
Marketing and admissions	37	48
General and administration	1,923	2,408

Stock-based compensation expense included in operating expense	2,368	3,059
Tax benefit	938	1,209

Stock-based compensation expense, net of tax	$1,430	$1,850

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
6. Marketable Securities
Most of the Company’s excess cash is invested in bank overnight deposits, money market funds, and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of March 31, 2010, the Company had a total of $52.7 million invested in the short-term, tax-exempt bond fund. The investments are considered “available-for-sale” as they are not held for trading and will not be held to maturity, in accordance with the Investments-Debt and Equity Securities Topic, ASC 320. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. At March 31, 2010, all of the Company’s investments were classified as Level 1. Items not subject to fair value reporting include cash and cash equivalents and restricted cash totaling $91.8 million.

7. Long-Term Liabilities
Lease Incentives
In conjunction with the opening of new campuses and the renovating of existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2009 and March 31, 2010, the Company had deferred lease incentives of $3.7 million and $3.9 million, respectively.
Deferred Rent
In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2009 and March 31, 2010 the Company had deferred rent associated with its lease obligations of $6.2 million and $6.5 million, respectively.
Sale of Campus Building and Deferred Gain
In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which was $1.8 million and $1.7 million at December 31, 2009 and March 31, 2010, respectively, is recorded as a long-term liability.
8. Income Taxes
The Fair Value Measurements and Disclosures Topic, ASC 740, requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at March 31, 2010 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2006-2009 remain open to examination by the major taxing jurisdictions in which the Company is subject.
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

In May 2009, the FASB issued the Subsequent Events Topic, ASC 855, which establishes general accounting and disclosure guidelines for events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted the provisions of ASC 855 effective June 15, 2009.
In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). Under the new FASB ASC, SFAS 168 is now the Generally Accepted Accounting Principles Topic (ASC 105). The ASC becomes the single, authoritative source for US accounting and reporting standards and supersedes all previously issued FASB statements and related accounting literature references for reporting purposes. The Company adopted the provisions of ASC 105 for reporting periods ending after September 15, 2009.

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
Results of Operations
In the first quarter of 2010, we generated $157.9 million in revenue, an increase of 27% compared to the same period in 2009, as a result of enrollment growth of 21% and a 5% tuition increase at the beginning of 2010. Income from operations was $59.9 million for the first quarter of 2010, an increase of 26% compared to the same period in 2009. Net income was $36.4 million in the first quarter of 2010, an increase of 25% compared to the same period in 2009. Diluted earnings per share was $2.65 in the first quarter of 2010 compared to $2.07 in the same period in 2009, an increase of 28%.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Enrollment. Enrollment at Strayer University for the 2010 winter term, which began January 11, 2010 and ended March 29, 2010, increased 21% to 55,106 students compared to 45,697 students for the same term in 2009. Across the Strayer University campus network, new student enrollments increased 16% and continuing student enrollments increased 22%. Global online enrollments increased 39%, while students taking 100% of their classes online (including campus based students) increased 19%. The total number of students taking any courses online (including students at brick and mortar campuses taking at least one online course) in the 2010 winter term increased 20% to 39,448.
Revenues. Revenues increased 27% to $157.9 million in the first quarter of 2010 from $124.5 million in the first quarter of 2009, principally due to a 21% increase in enrollment and a 5% tuition increase at the beginning of 2010.
Instruction and educational support expenses. Instruction and educational support expenses increased $9.9 million, or 25%, to $49.0 million in the first quarter of 2010 from $39.1 million in the first quarter of 2009. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries and campus facility costs, which increased $3.6 million, $2.5 million, and $1.9 million, respectively. Instruction and educational support expenses as a percentage of revenues decreased to 31.0% in the first quarter of 2010 from 31.4% in the first quarter of 2009, largely due to faculty costs growing at a lower rate than tuition revenue.
Marketing and admissions expenses. Marketing and admissions expenses increased $4.8 million, or 25%, to $24.7 million in the first quarter of 2010 from $19.9 million in the first quarter of 2009. This increase was principally due to the direct costs required to build the Strayer University brand and attract prospective students, and the addition of admissions personnel, particularly at new campuses. Marketing and admissions expenses as a percentage of revenues decreased to 15.7% in the first quarter of 2010 from 16.0% in the first quarter of 2009, as the higher rate of tuition growth offset incremental costs that were attributable to the opening of four new campuses for spring term 2010 compared to three new campuses for the spring term in the prior year.
General and administration expenses. General and administration expenses increased $6.4 million, or 35%, to $24.3 million in the first quarter of 2010 from $17.9 million in the first quarter of 2009. This increase was principally due to increased employee salaries and related costs, higher bad debt expense, and other administrative expenses (e.g., professional services, travel, relocation, etc.), which increased $1.2 million, $1.1 million, and $2.7 million, respectively, over the prior year. General and administration expenses as a percentage of revenues increased to 15.4% in the first quarter of 2010 from 14.4% in the first quarter of 2009 primarily due to the increase in other administrative expenses.
Income from operations. Income from operations increased $12.3 million, or 26%, to $59.9 million in the first quarter of 2010 from $47.6 million in the first quarter of 2009, due to the aforementioned factors.
Investment and other income. Investment and other income decreased $0.3 million to $0.2 million in the first quarter of 2010 from $0.5 million in the first quarter of 2009. The decrease was principally due to lower investment yields partly offset by a higher average cash balance.

Provision for income taxes. Income tax expense increased $4.8 million, or 25%, to $23.8 million in the first quarter of 2010 from $19.0 million in the first quarter of 2009, primarily due to the increase in income before taxes attributable to the factors discussed above. Our effective tax rate decreased slightly to 39.5% for the first quarter of 2010, compared to 39.6% for the first quarter of 2009.
Net income. Net income increased $7.3 million, or 25%, to $36.4 million in the first quarter of 2010 from $29.1 million in the first quarter of 2009, because of the factors discussed above.
Liquidity and Capital Resources
At March 31, 2010, we had cash, cash equivalents and marketable securities of $144.0 million compared to $116.5 million at December 31, 2009 and $84.0 million at March 31, 2009. At March 31, 2010, most of our excess cash was invested in bank overnight deposits, money market funds, and a diversified, short-term, investment grade, tax-exempt bond fund to minimize our principal risk and to benefit from the tax efficiency of the fund’s underlying securities. As of March 31, 2010, we had a total of $52.7 million invested in the short-term, tax-exempt bond fund. At March 31, 2010, the 1,184 issues in this fund had an average credit rating of AA, an average maturity of 1.5 years, an average duration of 1.3 years, as well as an average yield to maturity of 0.9%. We had no debt as of December 31, 2009 or March 31, 2010.
For the three months ended March 31, 2010, we reported $63.1 million net cash from operating activities compared to $47.1 million for the same period in 2009. Capital expenditures were $12.2 million for the quarter ended March 31, 2010 compared to $6.6 million for the same period in 2009. During the quarter ended March 31, 2010, we paid a regular, quarterly common stock dividend of $10.5 million ($0.75 per share), and we received $0.5 million upon the exercise of 6,667 stock options. During the three months ended March 31, 2010, we invested $15.0 million to repurchase 66,900 shares of common stock at an average price of $224.23 per share as part of a previously announced common stock repurchase authorization. Our remaining authorization for common stock repurchases was approximately $75.0 million at March 31, 2010.
In the first quarter of 2010, bad debt expense as a percentage of revenues was 3.2% which remained unchanged from the same period in 2009. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 13 days at the end of the first quarter of 2010 compared to 15 days at the end of the first quarter of 2009.
Currently, we invest our cash in bank overnight deposits, money market funds and a short-term, tax-exempt bond fund. In addition, we have available a $15.0 million line of credit facility. There have been no borrowings under this credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months.

The table below sets forth our contractual commitments associated with operating leases as of March 31, 2010. Although they have historically been paid, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
		Within 1			After 5
	Total	Year	2-3 Years	4-5 Years	Years
Operating leases	$234,455	$28,745	$62,014	$55,249	$88,447
New Campuses
We opened two new campuses for the 2010 summer term, both in new markets. The new campuses are located in Dallas, Texas and in Jackson, Mississippi, which is the University’s first in the state. Including the seven new campuses successfully opened for the 2010 winter and spring terms, we have now opened nine of the 13 new campuses planned for 2010.

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
Earnings from investments in bank overnight deposits, money market mutual funds, and short-term, tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2010, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
ITEM 4: CONTROLS AND PROCEDURES
a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of March 31, 2010, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2010, the Company used $15.0 million to repurchase shares of common stock under its repurchase program.(1) The Company’s remaining authorization for common stock repurchases was $75.0 million at March 31, 2010 for use during the remainder of 2010. A summary of the Company’s share repurchases during the quarter is set forth below:

			Total number of	Approximate dollar
			shares purchased	value of shares that
	Total number	Average	as part of publicly	may yet be purchased
	of shares	price paid	announced plans	under the plans or
	purchased	per share	or programs	programs ($ mil)
Beginning Balance (at 12/31/09)				$90.0
January	—	—	—	$90.0
February	38,808	$217.63	38,808	$81.6
March	28,092	$233.36	28,092	$75.0

Total (at 3/31/10)	66,900	$224.23	66,900	$75.0

(1)	The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. [Removed and Reserved]
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
Date: April 30, 2010

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