Form 10-Q
period 2010-06-30
STRAYER EDUCATION INC
filed 2010-07-30
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 23, 2010, there were outstanding 13,887,668 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at December 31, 2009 and June 30, 2010	3

Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2010	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2009 and 2010	5

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2009 and 2010	6

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2010	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. [Removed and Reserved]	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2009	2010
ASSETS

Current assets:
Cash and cash equivalents	$63,958	$88,010
Marketable securities available for sale, at fair value	52,558	52,908
Tuition receivable, net of allowances for doubtful accounts of $6,175 and $6,969 at December 31, 2009 and June 30, 2010, respectively	165,142	180,655
Other current assets	8,317	10,278

Total current assets	289,975	331,851
Property and equipment, net	84,675	97,734
Deferred income taxes	9,316	11,326
Restricted cash	500	500
Other assets	1,339	1,214

Total assets	$385,805	$442,625

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,261	$24,934
Accrued expenses	7,794	9,836
Income taxes payable	5,100	2,781
Unearned tuition	149,804	165,463
Other current liabilities	281	281

Total current liabilities	184,240	203,295
Long-term liabilities	11,745	12,169

Total liabilities	195,985	215,464

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 13,957,596 and 13,887,668 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	140	139
Additional paid-in capital	1,157	701
Retained earnings	188,218	226,036
Accumulated other comprehensive income	305	285

Total stockholders’ equity	189,820	227,161

Total liabilities and stockholders’ equity	$385,805	$442,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2010	2009	2010
Revenues	$125,931	$159,283	$250,409	$317,184
Costs and expenses:
Instruction and educational support	40,948	50,101	80,017	99,078
Marketing and admissions	20,029	24,882	39,897	49,627
General and administration	19,875	25,609	37,805	49,862

Income from operations	45,079	58,691	92,690	118,617
Investment and other income	375	247	866	491

Income before income taxes	45,454	58,938	93,556	119,108
Provision for income taxes	17,954	23,281	37,003	47,072

Net income	$27,500	$35,657	$56,553	$72,036

Earnings per share:
Basic	$2.01	$2.63	$4.11	$5.30
Diluted	$2.00	$2.60	$4.07	$5.25
Weighted average shares outstanding:
Basic	13,653	13,563	13,764	13,580
Diluted	13,771	13,704	13,886	13,716
Common dividends per share	$0.50	$0.75	$1.00	$1.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2010	2009	2010
Net income	$27,500	$35,657	$56,553	$72,036
Other comprehensive income:
Unrealized gain (loss) on investment, net of taxes	20	—	225	(20)

Comprehensive income	$27,520	$35,657	$56,778	$72,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2008	14,089,189	$141	$17,185	$158,834	$(79)	$176,081
Exercise of stock options	20,000	—	1,691	—	—	1,691
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	1,554	—	—	1,554
Repurchase of common stock	(375,885)	(4)	(24,768)	(40,354)	—	(65,126)
Restricted stock grants, net of forfeitures	259,603	3	(3)	—	—	—
Stock-based compensation	—	—	5,218	—	—	5,218
Common stock dividends	—	—	—	(14,130)	—	(14,130)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	225	225
Net income	—	—	—	56,553	—	56,553

Balance at June 30, 2009	13,992,907	$140	$877	$160,903	$146	$162,066

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2009	13,957,596	$140	$1,157	$188,218	$305	$189,820
Exercise of stock options	6,667	—	452	—	—	452
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	1,676	—	—	1,676
Repurchase of common stock	(96,100)	(1)	(8,681)	(13,321)	—	(22,003)
Restricted stock grants, net of forfeitures	19,505	—	—	—	—	—
Stock-based compensation	—	—	6,097	—	—	6,097
Common stock dividends	—	—	—	(20,897)	—	(20,897)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(20)	(20)
Net income	—	—	—	72,036	—	72,036

Balance at June 30, 2010	13,887,668	$139	$701	$226,036	$285	$227,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months
	ended June 30,
	2009	2010
Cash flows from operating activities:
Net income	$56,553	$72,036
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	155	—
Amortization of gain on sale of assets	(141)	(141)
Amortization of deferred rent	(91)	(97)
Depreciation and amortization	6,600	8,502
Deferred income taxes	(2,173)	(2,340)
Stock-based compensation	5,218	6,097
Changes in assets and liabilities:
Tuition receivable, net	546	(15,513)
Other current assets	1,066	(1,618)
Other assets	—	87
Accounts payable	(589)	4,797
Accrued expenses	556	2,042
Income taxes payable/receivable	6,884	(643)
Excess tax benefits from stock-based payment arrangements	(1,554)	(1,676)
Unearned tuition	(1,298)	15,659
Deferred lease incentives	153	662

Net cash provided by operating activities	71,885	87,854

Cash flows from investing activities:
Purchases of property and equipment	(13,023)	(22,647)
Purchases of marketable securities	(632)	(383)

Net cash used in investing activities	(13,655)	(23,030)

Cash flows from financing activities:
Common dividends paid	(14,130)	(20,897)
Proceeds from exercise of stock options	1,691	452
Excess tax benefits from stock-based payment arrangements	1,554	1,676
Repurchase of common stock	(65,126)	(22,003)

Net cash used in financing activities	(76,011)	(40,772)

Net (decrease) increase in cash and cash equivalents	(17,781)	24,052
Cash and cash equivalents – beginning of period	56,379	63,958

Cash and cash equivalents – end of period	$38,598	$88,010

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$3,290	$1,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of June 30, 2009 and 2010 is unaudited.
1. Nature of Operations
Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University, Inc. (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 84 campuses (including four campuses opened for the 2010 fall term) in Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Washington, D.C., and worldwide via the Internet. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.
2. Significant Accounting Policies
The consolidated financial statements include the accounts of the Company and its subsidiary, the University. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.
All information as of December 31, 2009 and June 30, 2009 and 2010, and for the three and six months ended June 30, 2009 and 2010 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.
The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the six months ended June 30, 2010 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, placement test fees, withdrawal fees, textbook-related income and other income, which are recognized when incurred.
3. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At June 30, 2009 and 2010, all issued and outstanding stock options were included in the calculation.
Set forth below is a reconciliation of shares used to compute earnings per share (in thousands):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2009	2010	2009	2010
Weighted average shares outstanding used to compute basic net income per share	13,653	13,563	13,764	13,580
Incremental shares issuable upon the assumed exercise of stock options	52	41	54	41
Unvested restricted stock	66	100	68	95

Shares used to compute diluted earnings per share	13,771	13,704	13,886	13,716

4. Credit Facility
The Company maintains a credit facility with borrowing availability of $15.0 million. Interest on any borrowings under the facilities will accrue at an annual rate of 1.25% above the London Interbank Offered Rate. There was no outstanding balance or fee payable on the facility as of June 30, 2010.
5. Stockholders’ Equity
Common stock
A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2009 and June 30, 2010, the Company had 13,957,596 and 13,887,668 shares of common stock issued and outstanding, respectively. Commencing in the fourth quarter of 2009, the Company increased the annual cash dividend from $2.00 to $3.00 per share, or from $0.50 to $0.75 per share per quarter.
Stock-based compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2010 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience.

Stock-based compensation plans
A total of 3,000,000 shares have been approved by the Company’s stockholders for grants under the Company’s 1996 equity compensation plan (the “Plan”). The Plan provides for the granting of stock options intended to qualify as incentive stock options and also provides for the granting of non-qualifying options and restricted stock to employees, officers and directors of the Company at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years.
In February 2010, the Company’s Board of Directors approved grants of 25,219 shares of restricted stock to certain employees pursuant to the Company’s existing annual equity compensation program. These shares vest over a three year period. The Company’s stock price closed at $206.39 on the date of these restricted stock grants.
In April 2010, the Company awarded a total of 3,018 shares of restricted stock to various non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program. The Company’s stock price closed at $248.75 on the date of this restricted stock grant.
The table below sets forth the restricted stock activity for the six months ended June 30, 2010:

		Weighted-
	Number	average grant
	of shares	price
Balance, December 31, 2009	352,740	$194.39
Grants	28,237	$210.92
Vested shares	(29,875)	$110.65
Forfeitures	(8,732)	$170.96

Balance, June 30, 2010	342,370	$203.58

At June 30, 2010, total stock-based compensation cost which has not yet been recognized was $52.7 million, all for unvested restricted stock. This cost is expected to be recognized over the next 79 months on a weighted-average basis. Excluding the February 2009 grant of 183,680 shares to the Chief Executive Officer, which are subject to performance-based criteria and vest on February 10, 2019, the remaining costs are expected to be recognized over the next 34 months on a weighted-average basis.

The table below sets forth the stock option activity for the six months ended June 30, 2010 and other stock option information at June 30, 2010:

			Weighted-
			average
		Weighted-	remaining	Aggregate intrinsic
	Number of	average	contractual	value(1) (in
	shares	exercise price	life (yrs.)	thousands)
Balance, December 31, 2009	106,667	$104.81	2.0	$11,489
Grants	—	—
Exercises	(6,667)	$67.84
Forfeitures	—	—

Balance, June 30, 2010	100,000	$107.28	1.6	$10,061

Vested, June 30, 2010	100,000		1.6	$10,061
Exercisable, June 30, 2010	100,000		1.6	$10,061

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the respective trading day. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The following table summarizes information regarding all share-based payment arrangements for the six months ended June 30, 2009 and 2010 (in thousands):

	For the six months ended
	June 30,
	2009	2010
Proceeds from stock options exercised	$1,691	$452
Excess tax benefits related to shared-based payment arrangements	$1,554	$1,676
Intrinsic value of stock options exercised (1)	$1,604	$1,184

(1)	Intrinsic value of stock options exercised is calculated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.
Valuation and Expense Information Under Stock Compensation Topic ASC 718
The following table summarizes the stock-based compensation expense recorded for the three and six months ended June 30, 2009 and 2010 by expense line item (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2009	2010	2009	2010
Instruction and educational support	$447	$577	$855	$1,178
Marketing and admissions	30	40	67	110
General and administration	2,373	2,421	4,296	4,809

Stock-based compensation expense included in operating expense	2,850	3,038	5,218	6,097
Tax benefit	1,126	1,200	2,061	2,408

Stock-based compensation expense, net of tax	$1,724	$1,838	$3,157	$3,689

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
6. Marketable Securities
The Company invests excess cash in bank overnight deposits, taxable and tax-exempt money market funds, and diversified, short-term, investment grade, taxable and tax-exempt bond funds. The Company uses tax-exempt investments to minimize principal risk and to benefit from the tax efficiency of the funds’ underlying securities when the taxable equivalent yield is higher. As of June 30, 2010, the Company had a total of $52.9 million invested in the short-term tax-exempt bond fund. The investments are considered “available-for-sale” as they are not held for trading and will not be held to maturity, in accordance with the Investments-Debt and Equity Securities Topic, ASC 320. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. At June 30, 2010, all of the Company’s investments were classified as Level 1. Items not subject to fair value reporting include cash and cash equivalents and restricted cash totaling $88.5 million.
7. Long-Term Liabilities
Lease Incentives
In conjunction with the opening of new campuses and renovating existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2009 and June 30, 2010, the Company had deferred lease incentives of $3.7 million.
Deferred Rent
In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2009 and June 30, 2010, the Company had deferred rent associated with its lease obligations of $6.2 million and $6.8 million, respectively.
Sale of Campus Building and Deferred Gain
In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which was $1.8 million and $1.7 million at December 31, 2009 and June 30, 2010, respectively, is recorded as a long-term liability.

8. Income Taxes
The Fair Value Measurements and Disclosures Topic, ASC 740, requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at June 30, 2010 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2007-2009 remain open to examination by the major taxing jurisdictions in which the Company is subject.
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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Notice Regarding Forward Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward looking statements, except as may be required by law.
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
Results of Operations
In the second quarter of 2010, we generated $159.3 million in revenue, an increase of 26% compared to the same period in 2009, as a result of enrollment growth of 22% and a 5% tuition increase at the beginning of 2010. Income from operations was $58.7 million for the second quarter of 2010, an increase of 30% compared to the same period in 2009. Net income was $35.7 million in the second quarter of 2010, an increase of 30%, compared to the same period in 2009. Diluted earnings per share was $2.60 for the second quarter of 2010 compared to $2.00 for the same period in 2009, an increase of 30%.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Enrollment. Enrollment at Strayer University for the 2010 spring term, which began April 13, 2010 and ended June 21, 2010, increased 22% to 55,970 students compared to 46,038 students for the same term in 2009. Across the Strayer University campus and online system, new student enrollments increased 16% and continuing student enrollments increased 23%. Global online enrollments increased 34%. Students taking 100% of their classes online (including campus based students) increased 18%. The total number of students taking at least one course online in the 2010 spring term increased 21% to 40,097.
Revenues. Revenues increased 26% to $159.3 million in the second quarter of 2010 from $125.9 million in the second quarter of 2009, principally due to a 22% increase in enrollment and a 5% tuition increase implemented at the beginning of 2010.
Instruction and educational support expenses. Instruction and educational support expenses increased $9.2 million, or 22%, to $50.1 million in the second quarter of 2010 from $40.9 million in the second quarter of 2009. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $3.5 million, $1.9 million, and $1.7 million, respectively. Instruction and educational support expenses as a percentage of revenues decreased to 31.5% in the second quarter of 2010 from 32.5% in the second quarter of 2009, largely due to faculty costs growing at a lower rate than tuition revenue.
Marketing and admissions expenses. Marketing and admissions expenses increased $4.9 million, or 24%, to $24.9 million in the second quarter of 2010 from $20.0 million in the second quarter of 2009. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. Marketing and admissions expenses as a percentage of revenues decreased to 15.6% in the second quarter of 2010, from 15.9% in the second quarter of 2009, as the higher rate of tuition growth more than offset incremental marketing costs.
General and administration expenses. General and administration expenses increased $5.7 million, or 29%, to $25.6 million in the second quarter of 2010 from $19.9 million in the second quarter of 2009. This increase was principally due to increased employee salaries and related costs, higher bad debt expense, and other administrative expenses (e.g., professional services and travel), which increased $2.8 million, $0.4 million, and $1.0 million, respectively, over the prior year. General and administration expenses as a percentage of revenues increased to 16.1% in the second quarter of 2010 from 15.8% in the second quarter of 2009 primarily due to the increase in other administrative expenses.
Income from operations. Income from operations increased $13.6 million, or 30%, to $58.7 million in the second quarter of 2010 from $45.1 million in the second quarter of 2009, due to the aforementioned factors.
Investment and other income. Investment and other income was $0.2 million in the second quarter of 2010 compared to $0.4 million in the second quarter of 2009. The decrease was primarily attributable to lower investment yields partly offset by a higher average cash balance.

Provision for income taxes. Income tax expense increased $5.3 million, or 30%, to $23.3 million in the second quarter of 2010 from $18.0 million in the second quarter of 2009, primarily due to the increase in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for the second quarter of 2010 and the second quarter of 2009.
Net income. Net income increased $8.2 million, or 30%, to $35.7 million in the second quarter of 2010 from $27.5 million in the second quarter of 2009 because of the factors discussed above.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Enrollment. Average enrollment increased 21% to 55,538 students for the six months ended June 30, 2010 compared to 45,868 students for the same period in 2009.
Revenues. Revenues increased 27% to $317.2 million in the six months ended June 30, 2010 from $250.4 million in the six months ended June 30, 2009, principally due to a 21% increase in average enrollment and a 5% tuition increase implemented at the beginning of 2010.
Instruction and educational support expenses. Instruction and educational support expenses increased $19.1 million, or 24%, to $99.1 million in the six months ended June 30, 2010 from $80.0 million in the six months ended June 30, 2009. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $7.1 million, $4.4 million, and $3.7 million, respectively. These expenses as a percentage of revenues decreased to 31.2% for the six months ended June 30, 2010 from 32.0% in the six months ended June 30, 2009.
Marketing and admissions expenses. Marketing and admissions expenses increased $9.7 million, or 24%, to $49.6 million in the six months ended June 30, 2010 from $39.9 million in the six months ended June 30, 2009. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. These expenses as a percentage of revenues decreased to 15.6% for the six months ended June 30, 2010 from 15.9% in the six months ended June 30, 2009.
General and administration expenses. General and administration expenses increased $12.1 million, or 32%, to $49.9 million in the six months ended June 30, 2010 from $37.8 million in the six months ended June 30, 2009. This increase was principally due to increased employee salaries and related costs, higher bad debt expense, and other administrative expenses (e.g., professional services, travel, etc.), which increased $4.4 million, $1.5 million and $3.1 million, respectively. General and administration expenses as a percentage of revenues increased to 15.7% for the six months ended June 30, 2010 from 15.1% for the six months ended June 30, 2009.
Income from operations. Income from operations increased $25.9 million, or 28%, to $118.6 million in the six months ended June 30, 2010 from $92.7 million in the six months ended June 30, 2009 due to the aforementioned factors.

Investment and other income. Investment and other income decreased $0.4 million to $0.5 million in the six months ended June 30, 2010 from $0.9 million in the six months ended June 30, 2009. This decrease was principally attributable to lower investment yields partly offset by a larger average cash balance.
Provision for income taxes. Income tax expense increased $10.1 million, or 27%, to $47.1 million in the six months ended June 30, 2010 from $37.0 million in the six months ended June 30, 2009, primarily due to the increase in income before taxes discussed above. Our effective tax rate decreased slightly to 39.5% for the six months ended June 30, 2010, compared to 39.6% for the six months ended June 30, 2009.
Net income. Net income increased $15.4 million, or 27%, to $72.0 million in the six months ended June 30, 2010 from $56.6 million in the six months ended June 30, 2009 because of the factors discussed above.
Liquidity and Capital Resources
At June 30, 2010, we had cash, cash equivalents and marketable securities of $140.9 million compared to $116.5 million at December 31, 2009 and $90.4 million at June 30, 2009. At June 30, 2010, most of our excess cash was invested in bank overnight deposits, money market funds, and a diversified, short-term, investment grade, tax-exempt bond fund to minimize our principal risk and to benefit from the tax efficiency of the fund’s underlying securities. As of June 30, 2010, we had a total of $52.9 million invested in the short-term tax-exempt bond fund. At June 30, 2010, the 1,201 issues in this fund had an average credit rating of AA, an average maturity of 1.3 years, an average duration of 1.2 years, and an average yield to maturity of 0.8%. We had no debt as of December 31, 2009 and June 30, 2010.
For the six months ended June 30, 2010, we reported $87.9 million of net cash from operating activities compared to $71.9 million for the same period in 2009. Capital expenditures were $22.6 million for the six months ended June 30, 2010 compared to $13.0 million for the same period in 2009. During the six months ended June 30, 2010, we paid regular, quarterly common stock dividends of $20.9 million ($0.75 per share for each quarterly dividend) and we received $0.5 million upon the exercise of 6,667 stock options. During the three months ended June 30, 2010, we invested $7.0 million to repurchase 29,200 shares of common stock at an average price of $239.77 per share as part of a previously announced common stock repurchase authorization. Our remaining authorization for stock repurchases was $68.0 million at June 30, 2010, having spent $22.0 million for repurchases in the six months ended June 30, 2010.
In the second quarter of 2010, bad debt expense as a percentage of revenues was 3.6% compared to 4.2% for the same period in 2009. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 12 days at the end of the second quarter of 2010, compared to 15 days at the end of the second quarter of 2009.
Currently, we invest our cash in bank overnight deposits, money market funds and a short-term, tax exempt bond fund. In addition, we have available a $15.0 million line of credit facility. There have been no borrowings under the credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months.

The table below sets forth our contractual commitments associated with operating leases as of June 30, 2010. Although they have historically been paid, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
			2-3	4-5	After 5
	Total	Within 1 Year	Years	Years	Years
Operating leases	$242,995	$30,583	$65,447	$58,097	$88,868
New Campuses
Strayer University plans to open four new campuses for the fall academic term. Three campuses will be located in the state of Texas — two in Houston and one in the Dallas market. The fourth campus will be located in Columbus, Georgia. These four new campuses, together with the nine campuses opened earlier this year, complete the Company’s planned 13 campus openings in 2010. In October, the Company intends to announce the number of new campuses Strayer University plans to open in 2011.

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
Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2010, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
ITEM 4: CONTROLS AND PROCEDURES
a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of June 30, 2010, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.
Item 1A. Risk Factors
In addition to the updated risk factor set forth below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business. Those risks, except to the extent they are updated or amended below, are incorporated herein by this reference. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business.
Risks Related to Extensive Regulation of Our Business
The U.S. Department of Education’s current rulemaking process may result in material regulatory changes.
On June 18, 2010, the Department of Education released for public comment a notice of proposed rulemaking that addressed program integrity issues for postsecondary education institutions that participate in Title IV programs. The Department of Education also recently released another notice of proposed rulemaking addressing substantive measurements for whether an educational program leads to gainful employment in a recognized occupation for purposes of that program’s eligibility for Title IV funds. With respect to both notices of proposed rulemaking, the Department of Education would need to issue final rules by November 1, 2010, for them to be effective July 1, 2011. We cannot predict the substance of any final rules that may be adopted by the Department of Education with respect to the program integrity issues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2010, the Company used $7.0 million to repurchase shares of common stock under its repurchase program(1). The Company’s remaining authorization for common stock repurchases was $68.0 million at June 30, 2010. A summary of the Company’s share repurchases during the quarter is set forth below:

				Approximate
				dollar value of
			Total number of	shares that
			shares	may yet be
	Total		purchased as	purchased
	number of	Average	part of publicly	under the plans
	shares	price paid	announced plans	or programs
	purchased	per share	or programs	($mil)
Beginning Balance (at 3/31/10)				$75.0
April	—	—	—	75.0
May	23,600	$238.20	23,600	69.4
June	5,600	$246.39	5,600	68.0

Total (at 6/30/10)	29,200	$239.77	29,200	$68.0

(1)	The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. [Removed and Reserved]
Item 5. Other Information.
     None
Item 6. Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
STRAYER EDUCATION, INC.
By: /s/ Mark C. Brown
Mark C. Brown
Executive Vice President and Chief Financial Officer
Date: July 30, 2010

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document