Form 10-Q
period 2010-09-30
STRAYER EDUCATION INC
filed 2010-10-29
CIK 1013934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2010, there were outstanding 13,551,270 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at December 31, 2009 and September 30, 2010	3

Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2010	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2009 and 2010	5

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2009 and 2010	6

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2010	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. [Removed and Reserved]	22
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURES	23

CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$63,958	$84,122
Marketable securities available for sale, at fair value	52,558	40,684
Tuition receivable, net of allowances for doubtful accounts of $6,175 and $8,059 at December 31, 2009 and September 30, 2010, respectively	165,142	181,695
Income taxes receivable	—	6,764
Other current assets	8,317	12,024

Total current assets	289,975	325,289
Property and equipment, net	84,675	103,742
Deferred income taxes	9,316	11,957
Restricted cash	500	500
Other assets	1,339	1,533

Total assets	$385,805	$443,021

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,261	$41,301
Accrued expenses	7,794	11,432
Income taxes payable	5,100	—
Unearned tuition	149,804	184,715
Other current liabilities	281	281

Total current liabilities	184,240	237,729
Long-term liabilities	11,745	12,313

Total liabilities	195,985	250,042

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 13,957,596 and 13,589,014 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	140	136
Additional paid-in capital	1,157	—
Retained earnings	188,218	192,548
Accumulated other comprehensive income	305	295

Total stockholders’ equity	189,820	192,979

Total liabilities and stockholders’ equity	$385,805	$443,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
Revenues	$114,351	$147,597	$364,760	$464,781
Costs and expenses:
Instruction and educational support	40,110	49,023	120,127	148,101
Marketing and admissions	27,398	34,735	67,295	84,362
General and administration	19,583	25,590	57,388	75,452

Income from operations	27,260	38,249	119,950	156,866
Investment and other income	287	331	1,153	822

Income before income taxes	27,547	38,580	121,103	157,688
Provision for income taxes	10,881	15,239	47,884	62,311

Net income	$16,666	$23,341	$73,219	$95,377

Earnings per share:
Basic	$1.22	$1.73	$5.33	$7.04
Diluted	$1.21	$1.72	$5.29	$6.98
Weighted average shares outstanding:
Basic	13,659	13,467	13,728	13,542
Diluted	13,780	13,557	13,850	13,663
Common dividends per share:
Regular	$0.50	$0.75	$1.50	$2.25
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
Net income	$16,666	$23,341	$73,219	$95,377
Other comprehensive income:
Unrealized gain (loss) on investment, net of taxes	159	10	384	(10)

Comprehensive income	$16,825	$23,351	$73,603	$95,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2008	14,089,189	$141	$17,185	$158,834	$(79)	$176,081
Exercise of stock options	60,417	1	6,026	—	—	6,027
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	2,986	—	—	2,986
Repurchase of common stock	(400,413)	(4)	(29,725)	(40,355)	—	(70,084)
Restricted stock grants, net of forfeitures	259,603	3	(3)	—	—	—
Stock-based compensation	—	—	8,059	—	—	8,059
Common stock dividends	—	—	—	(21,147)	—	(21,147)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	384	384
Net income	—	—	—	73,219	—	73,219

Balance at September 30, 2009	14,008,796	$141	$4,528	$170,551	$305	$175,525

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2009	13,957,596	$140	$1,157	$188,218	$305	$189,820
Exercise of stock options	6,667	—	452	—	—	452
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	2,808	—	—	2,808
Repurchase of common stock	(391,646)	(4)	(13,401)	(59,823)	—	(73,228)
Restricted stock grants, net of forfeitures	16,397	—	—	—	—	—
Stock-based compensation	—	—	8,984	—	—	8,984
Common stock dividends	—	—	—	(31,224)	—	(31,224)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(10)	(10)
Net income	—	—	—	95,377	—	95,377

Balance at September 30, 2010	13,589,014	$136	$—	$192,548	$295	$192,979

The accompanying notes are an integral part of these condensed consolidated financial statements

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended
	September 30,
	2009	2010
Cash flows from operating activities:
Net income	$73,219	$95,377
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	155	—
Amortization of gain on sale of assets	(211)	(211)
Amortization of deferred rent	(121)	54
Gain on sale of marketable securities	—	(118)
Depreciation and amortization	10,119	12,813
Deferred income taxes	(3,082)	(3,474)
Stock-based compensation	8,059	8,984
Changes in assets and liabilities:
Tuition receivable, net	(26,419)	(16,553)
Other current assets	1,070	(2,869)
Other assets	(841)	(257)
Accounts payable	(569)	20,290
Accrued expenses	3,618	3,638
Income taxes payable/receivable	(305)	(9,056)
Excess tax benefits from stock-based payment arrangements	(2,986)	(2,808)
Unearned tuition	27,767	34,911
Deferred lease incentives	376	725

Net cash provided by operating activities	89,849	141,446

Cash flows from investing activities:
Purchases of property and equipment	(22,100)	(32,067)
Purchases of marketable securities	(874)	(523)
Proceeds from the sale of marketable securities	—	12,500

Net cash used in investing activities	(22,974)	(20,090)

Cash flows from financing activities:
Regular common dividends paid	(21,147)	(31,224)
Proceeds from exercise of stock options	6,027	452
Excess tax benefits from stock-based payment arrangements	2,986	2,808
Repurchase of common stock	(70,084)	(73,228)

Net cash used in financing activities	(82,218)	(101,192)

Net (decrease) increase in cash and cash equivalents	(15,343)	20,164
Cash and cash equivalents – beginning of period	56,379	63,958

Cash and cash equivalents – end of period	$41,036	$84,122

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$813	$2,667
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of September 30, 2009 and 2010 is unaudited.
1. Nature of Operations
Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University, Inc. (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 87 campuses (including three campuses opened for the 2011 winter term) in Alabama, Arkansas, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C., and worldwide via the Internet. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.
2. Significant Accounting Policies
The consolidated financial statements include the accounts of the Company and its subsidiary, the University. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.
All information as of December 31, 2009 and September 30, 2009 and 2010, and for the three and nine months ended September 30, 2009 and 2010 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.
The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the nine months ended September 30, 2010 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include application fees, placement test fees, withdrawal fees, textbook-related income and other income, which are recognized when incurred.
3. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the applicable period. Diluted earnings per share reflects the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At September 30, 2009 and 2010, all issued and outstanding stock options were included in the calculation.
Set forth below is a reconciliation of shares used to compute earnings per share (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
Weighted average shares outstanding used to compute basic net income per share	13,659	13,467	13,728	13,542
Incremental shares issuable upon the assumed exercise of stock options	46	35	52	39
Unvested restricted stock	75	55	70	82

Shares used to compute diluted net income per share	13,780	13,557	13,850	13,663

4. Credit Facility
The Company maintains a credit facility with borrowing availability of $15.0 million. Interest on any borrowings under the facility will accrue at an annual rate of 1.25% above the London Interbank Offered Rate. There was no outstanding balance or fee payable on the facility as of September 30, 2010.
5. Stockholders’ Equity
Common stock
A total of 20,000,000 shares of common stock, par value $0.01, have been authorized. As of December 31, 2009 and September 30, 2010, the Company had 13,957,596 and 13,589,014 shares of common stock issued and outstanding, respectively. On October 26, 2010, the Company’s Board of Directors authorized an increase in the annual cash dividend from $3.00 to $4.00 per share, or from $0.75 to $1.00 per share quarterly.
Stock-based compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2010 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience.

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
In October 2010, the Company awarded a total of approximately 23,500 shares of restricted stock to certain employees, none of whom were named executive officers. These shares vest over a four year period. The Company’s stock price closed at $127.65 on the date of these restricted stock grants.
The table below sets forth the restricted stock activity for the nine months ended September 30, 2010:

		Weighted-
	Number	average grant
	of shares	price
Balance, December 31, 2009	352,740	$194.39
Grants	28,237	$210.92
Vested shares	(51,187)	$106.68
Forfeitures	(11,840)	$176.75

Balance, September 30, 2010	317,950	$210.60

At September 30, 2010, total stock-based compensation cost which has not yet been recognized was $49.2 million, all for unvested restricted stock. This cost is expected to be recognized over the next 78 months on a weighted-average basis. Excluding the February 2009 performance-based grant of 183,680 shares to the Chief Executive Officer, which vest on February 10, 2019, the remaining costs are expected to be recognized over the next 32 months on a weighted-average basis.

The table below sets forth the stock option activity for the nine months ended September 30, 2010, and other stock option information at September 30, 2010:

	Number of		Weighted-average
	shares	Weighted-	remaining	Aggregate intrinsic
	underlying	average	contractual	value(1) (in
	options	exercise price	life (yrs.)	thousands)
Balance, December 31, 2009	106,667	$104.81	2.0	$11,489
Grants	—	—
Exercises	(6,667)	$67.84
Forfeitures	—	—

Balance, September 30, 2010	100,000	$107.28	1.4	$6,722

Vested, September 30, 2010	100,000		1.4	$6,722
Exercisable, September 30, 2010	100,000		1.4	$6,722

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the respective trading day. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The following table summarizes information regarding share-based payment arrangements for the nine months ended September 30, 2009 and 2010 (in thousands):

	For the nine months ended
	September 30,
	2009	2010
Proceeds from stock options exercised	$6,027	$452
Excess tax benefits related to stock options exercised and vested restricted stock	$2,986	$2,808
Intrinsic value of stock options exercised (1)	$6,032	$1,184

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

Valuation and Expense Information Under Stock Compensation Topic ASC 718
The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2009 and 2010 by expense line item (in thousands):

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2009	2010	2009	2010
Instruction and educational support	$459	$575	$1,315	$1,753
Marketing and admissions	30	41	97	150
General and administration	2,351	2,271	6,647	7,081

Stock-based compensation expense included in operating expense	2,840	2,887	8,059	8,984
Tax benefit	1,122	1,140	3,186	3,548

Stock-based compensation expense, net of tax	$1,718	$1,747	$4,873	$5,436

6. Investments in Marketable Securities
The Company invests excess cash in bank overnight deposits, money market funds, and a diversified, short-term, investment grade, tax-exempt bond fund to minimize the Company’s principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of September 30, 2010, the Company had a total of $40.7 million invested in the short-term tax-exempt bond fund. The investments are considered “available-for-sale” as they are not held for trading and will not be held to maturity, in accordance with the Investments-Debt and Equity Securities Topic, ASC 320. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. At September 30, 2010, all of the Company’s investments were classified as Level 1. Items not subject to fair value reporting include cash and cash equivalents and restricted cash totaling $84.6 million.
7. Long-Term Liabilities
Lease Incentives
In conjunction with the opening of new campuses and renovating existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2009 and September 30, 2010, the Company had deferred lease incentives of $3.7 million and $3.4 million, respectively.
Deferred Rent
In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2009 and September 30, 2010, the Company had deferred rent associated with its lease obligations of $6.2 million and $7.3 million, respectively.

Sale of Campus Building and Deferred Gain
In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which was $1.8 million and $1.6 million at December 31, 2009 and September 30, 2010, respectively, is recorded as a long-term liability.
8. Income Taxes
The Fair Value Measurements and Disclosures Topic, ASC 740, requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at September 30, 2010 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2007-2009 remain open to examination by the major taxing jurisdictions in which the Company is subject.
9. Litigation
From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action was filed in the United States District Court for the Middle District of Florida. The Company believes the lawsuit is without merit and will contest the lawsuit vigorously. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect any matter will have a material effect on its financial condition or results of operations.

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
Results of Operations
In the third quarter of 2010, we generated $147.6 million in revenue, an increase of 29% compared to the same period in 2009, as a result of average enrollment growth during the quarter of 23% and a 5% tuition increase which commenced at the beginning of 2010. Income from operations was $38.2 million for the third quarter of 2010, an increase of 40% compared to the same period in 2009. Net income was $23.3 million in the third quarter of 2010, an increase of 40%, compared to the same period in 2009. Diluted earnings per share was $1.72 for the third quarter of 2010 compared to $1.21 for the same period in 2009, an increase of 42%.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Enrollment. Enrollment at Strayer University for the 2010 summer term, which began July 6, 2010 and ended September 21, 2010, increased 23% to 52,221 students compared to 42,516 students for the same term in 2009. Across the Strayer University campus and online system, new student enrollments increased 17% and continuing student enrollments increased 24%. Global online enrollments increased 31%. Students taking 100% of their classes online (including campus based students) increased 18%. The total number of students taking at least one course online in the 2010 summer term increased 21% to 38,057.
Revenues. Revenues increased 29% to $147.6 million in the third quarter of 2010 from $114.4 million in the third quarter of 2009, principally due to a 23% increase in enrollment during the quarter and a 5% tuition increase implemented at the beginning of 2010.
Instruction and educational support expenses. Instruction and educational support expenses increased $8.9 million, or 22%, to $49.0 million in the third quarter of 2009 from $40.1 million in the third quarter of 2009. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $2.9 million, $2.3 million, and $1.1 million, respectively. Instruction and educational support expenses as a percentage of revenues decreased to 33.2% in the third quarter of 2010 from 35.1% in the third quarter of 2009, largely due to faculty costs growing at a lower rate than tuition revenue.
Marketing and admissions expenses. Marketing and admissions expenses increased $7.3 million, or 27%, to $34.7 million in the third quarter of 2010 from $27.4 million in the third quarter of 2009. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. Marketing and admissions expenses as a percentage of revenues decreased to 23.5% in the third quarter of 2010 from 24.0% in the third quarter of 2009, largely attributable to admissions costs growing at a lower rate than revenue.
General and administration expenses. General and administration expenses increased $6.0 million, or 31%, to $25.6 million in the third quarter of 2010 from $19.6 million in the third quarter of 2009. This increase was principally due to increased employee salaries and related costs, higher bad debt expense, and other administrative expenses (e.g., professional services, travel, etc.), which increased $2.8 million, $1.0 million, and $1.3 million, respectively, over the prior year. General and administration expenses as a percentage of revenues increased slightly to 17.3% in the third quarter of 2010 from 17.1% in the third quarter of 2009 primarily due to the increase in other administrative expenses, partly offset by lower bad debt expense as a percentage of revenues.
Income from operations. Income from operations increased $10.9 million, or 40%, to $38.2 million in the third quarter of 2010 from $27.3 million in the third quarter of 2009 due to the aforementioned factors.

Investment and other income. Investment and other income remained constant at $0.3 million in both the third quarter of 2010 and the third quarter of 2009 as lower investment yields were offset by higher average cash balances.
Provision for income taxes. Income tax expense increased $4.3 million, or 40%, to $15.2 million in the third quarter of 2010 from $10.9 million in the third quarter of 2009, primarily due to the increase in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for the third quarter of 2010 and the third quarter of 2009.
Net income. Net income increased $6.6 million, or 40%, to $23.3 million in the third quarter of 2010 from $16.7 million in the third quarter of 2009 because of the factors discussed above.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Enrollment. Average enrollment increased 22% to 54,432 students for the nine months ended September 30, 2010 compared to 44,750 students for the same period in 2009.
Revenues. Revenues increased 27% to $464.8 million in the nine months ended September 30, 2010 from $364.8 million in the nine months ended September 30, 2009, principally due to a 22% increase in average enrollment and a 5% tuition increase implemented at the beginning of 2010.
Instruction and educational support expenses. Instruction and educational support expenses increased $28.0 million, or 23%, to $148.1 million in the nine months ended September 30, 2010 from $120.1 million in the nine months ended September 30, 2009. This increase was principally due to direct costs necessary to support the increase in student enrollments, including faculty compensation, related academic staff salaries, and campus facility costs, which increased $10.0 million, $6.7 million, and $4.8 million, respectively. These expenses as a percentage of revenues decreased to 31.9% for the nine months ended September 30, 2010 from 32.9% in the nine months ended September 30, 2009.
Marketing and admissions expenses. Marketing and admissions expenses increased $17.1 million, or 25%, to $84.4 million in the nine months ended September 30, 2010 from $67.3 million in the nine months ended September 30, 2009. This increase was principally due to the direct costs required to build the Strayer University brand and to attract prospective students, and the addition of admissions personnel, particularly at new campuses. These expenses as a percentage of revenues decreased slightly to 18.2% for the nine months ended September 30, 2010 from 18.4% in the nine months ended September 30, 2009.
General and administration expenses. General and administration expenses increased $18.1 million, or 31%, to $75.5 million in the nine months ended September 30, 2010 from $57.4 million in the nine months ended September 30, 2009. This increase was principally due to increased employee salaries and related costs, higher bad debt expense, and other administrative expenses (e.g., professional services, travel, etc.), which increased $7.3 million, $2.5 million, and $4.4 million, respectively. General and administration expenses as a percentage of revenues increased to 16.2% for the nine months ended September 30, 2010 from 15.7% in the nine months ended September 30, 2009.

Income from operations. Income from operations increased $36.9 million, or 31%, to $156.9 million in the nine months ended September 30, 2010 from $120.0 million in the nine months ended September 30, 2009 due to the aforementioned factors.
Investment and other income. Investment and other income decreased $0.4 million, or 29%, to $0.8 million in the nine months ended September 30, 2010 from $1.2 million in the nine months ended September 30, 2009. This decrease was principally attributable to lower investment yields partly offset by a larger average cash balance.
Provision for income taxes. Income tax expense increased $14.4 million, or 30%, to $62.3 million in the nine months ended September 30, 2010 from $47.9 million in the nine months ended September 30, 2009, primarily due to the increase in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for the nine months ended 2010 and the nine months ended 2009.
Net income. Net income increased $22.2 million, or 30%, to $95.4 million in the nine months ended September 30, 2010 from $73.2 million in the nine months ended September 30, 2009 because of the factors discussed above.
Liquidity and Capital Resources
At September 30, 2010, we had cash, cash equivalents and marketable securities of $124.8 million compared to $116.5 million at December 31, 2009 and $93.4 million at September 30, 2009. At September 30, 2010, most of our excess cash was invested in money market funds – both taxable and tax-exempt – and a diversified, short-term, investment grade, tax-exempt bond fund to minimize our principal risk and to benefit from the tax efficiency of the funds’ underlying securities. As of September 30, 2010, we had a total of $40.7 million invested in the short-term tax-exempt bond fund. At September 30, 2010, the 1,175 issues in this fund had an average credit rating of AA, an average maturity of 1.3 years, an average duration of 1.2 years and an average yield to maturity of 0.8%. We had no debt as of December 31, 2009 and September 30, 2010.
For the nine months ended September 30, 2010, we generated $141.4 million of net cash from operating activities compared to $89.8 million for the same period in 2009. This includes approximately $34.0 million of tuition proceeds related to the Fall term that normally would have been received in the fourth quarter. These funds were received in the third quarter as a result of a September 30th deadline imposed by private lenders exiting the Title IV loan business. Capital expenditures were $32.1 million for the nine months ended September 30, 2010 compared to $22.1 million for the same period in 2009. During the nine months ended September 30, 2010, we paid regular, quarterly dividends totaling $31.2 million ($0.75 per share for each quarterly dividend). Commencing in the fourth quarter of 2010, our Board of Directors authorized an increase in the annual cash dividend from $3.00 to $4.00 per share, or from $0.75 to $1.00 per share quarterly. We also received $0.5 million upon the exercise of 6,667 options.
During the three months ended September 30, 2010, we invested $51.2 million for the repurchase of approximately 296,000 shares of stock at an average price of $173.33 per share as part of a previously announced stock repurchase authorization. Our remaining authorization for stock repurchases was $16.8 million at September 30, 2010, having spent $73.2 million for repurchases in the nine months ended September 30, 2010. On October 26, 2010, our Board of

Directors amended the share repurchase program by authorizing the repurchase of up to $150 million in value of our common stock over the next 14 months. We had $10.3 million of repurchase authorization remaining at the time this new authorization was approved.
In the third quarter of 2010, bad debt expense as a percentage of revenues was 4.2% compared to 4.5% for the same period in 2009. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 13 days at the end of the third quarter of 2010, compared to 15 days at the end of the third quarter of 2009.
Currently, we invest our cash in bank overnight deposits, money market funds, and a short-term, tax exempt bond fund. In addition, we have available a $15.0 million credit facility. There have been no borrowings under the credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months.
The table below sets forth our contractual commitments associated with operating leases as of September 30, 2010. Although they have historically been paid, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
		Within	2-3	4-5	After
	Total	1 Year	Years	Years	5 Years
Operating leases	$251,055	$33,198	$67,708	$60,096	$90,053
New Campuses
Strayer University plans to open eight new campuses in 2011. Three new campuses are currently scheduled to open for the 2011 winter term start of classes. Two of these campuses will be located in Ohio serving the Cincinnati and the Dayton markets. The third new campus will be located in Milwaukee, Wisconsin, a new state for Strayer.
Fiscal Year 2008 Cohort Default Rate
During the third quarter, we received notification from the U.S. Department of Education that our two year cohort default rate for fiscal year 2008 (the most recent annual period for which the data is available) was 6.7% as compared to 6.0% for fiscal year 2007. The average two year cohort default rates for proprietary institutions nationally were 11.6% and 11.0% for fiscal years 2008 and 2007, respectively.

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
Earnings from investments in bank overnight deposits, money market mutual funds, and short-term tax-exempt bond funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2010, a 10% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
ITEM 4: CONTROLS AND PROCEDURES
a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of September 30, 2010, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action styled Kinnett v. Strayer Education, Inc., et al., was filed in the United States District Court for the Middle District of Florida. The Company believes the lawsuit is without merit and will contest the lawsuit vigorously.
Item 1A. Risk Factors
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
Risks Related to Extensive Regulation of Our Business
If the Department of Education finds us to be in noncompliance with Title IV of the Higher Education Act, we could face significant monetary liabilities, fines and penalties, including loss of access to federal student loans and grants for our students.
     On August 5, 2010, the Department of Education notified the Company that it would conduct a program review of Strayer University’s administration of Title IV programs. We cannot predict when the review will be completed or what the results will be. If the program review finds that we are not complying with Title IV and its implementing regulations, the Department of Education could impose sanctions or conditions that could have a material adverse effect on our operations and financial condition. Our periodic application to continue to participate in Title IV programs is pending with the Department of Education, and we cannot predict when review of that application will be completed or what the results will be.
Rulemaking by the U.S. Department of Education could result in regulatory changes that may have a material adverse effect on our business.
     The Department of Education issued on October 28, 2010 final rules that address program integrity issues for postsecondary education institutions participating in Title IV programs, which will take effect on July 1, 2011. The Department of Education expects to issue final rules in early 2011 related to the definition of gainful employment, which will take effect on July 1, 2012. We cannot predict the substance of the final rules related to the definition of gainful employment. We filed public comments on July 30, 2010 and September 9, 2010 that collectively address issues related to incentive compensation, state authorization, substantial misrepresentation, and the definition of gainful employment under Title IV. We also raised concerns about metrics regarding gainful employment and institution-specific repayment rate data released by the Department of Education. Under the proposed regulations, if a particular program does not meet the definition of “gainful employment,” the program could be subject to increased disclosure requirements, limits on enrollment growth, termination of Title IV eligibility, and/or other consequences.

     We are in the process of reviewing the final regulations published on October 28, 2010. We cannot predict how the recently released or any other resulting regulations will be interpreted, and therefore whether we will be able to comply with these requirements by the effective date. Compliance with the final rules could affect how we conduct our business, and insufficient time or lack of sufficient guidance for compliance could have a material adverse effect on our business. Uncertainty surrounding the final rules, interpretive regulations or guidance by the Department of Education may continue for some period of time and may adversely affect our business.
Congressional examination of for-profit postsecondary education could lead to legislation or other governmental action that may negatively affect the industry.
     The 2010 U.S. Congress has increased its focus on for-profit education institutions in recent months, including regarding participation in Title IV programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. Since June 2010 the Health, Education, Labor and Pensions Committee of the U.S. Senate (“HELP Committee”) has held hearings to examine the proprietary education sector. On August 5, 2010, the Company received a letter from Senator Tom Harkin, Chairman of the HELP Committee, requesting documents as part of a review of matters related to for-profit colleges whose students receive Title IV aid, and the Company is cooperating with the inquiry. Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, and the portion of federal student financial aid going to for-profit institutions. A number of legislators have variously requested the Government Accountability Office to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. This increased activity may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions. In addition, concerns generated by Congressional activity may adversely affect enrollment in for-profit educational institutions. Limitations on the amount of federal student financial aid for which our students are eligible under Title IV could materially and adversely affect our business.
If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the Department of Education, we would lose our ability to participate in Title IV programs.
     By letter dated June 21, 2010, the Department of Education informed the Middle States Commission on Higher Education (“Middle States”), our accrediting agency, that it was not in full compliance with federal regulations and instructed that it come into compliance by December 15, 2010. If Middle States fails to come into compliance, the Department may limit, suspend or terminate its status as an accrediting agency. If the Department of Education ceases recognition of Middle States, all colleges and universities that are accredited by Middle States, including Strayer University, would become ineligible to participate in Title IV programs unless the Department of Education grants other relief. If Strayer University became ineligible to participate in Title IV programs, our business could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the three months ended September 30, 2010, the Company invested $51.2 million to repurchase shares of common stock under its repurchase program(1). The Company’s remaining authorization for stock repurchases was $16.8 million at September 30, 2010, having spent $73.2 million for repurchases in the nine months ended September 30, 2010. On October 26, 2010, the Company’s Board of Directors amended the share repurchase program by authorizing the repurchase of up to $150 million in value of the Company’s common stock over the next 14 months. The Company had $10.3 million of repurchase authorization remaining at the time this new authorization was approved. A summary of the Company’s share repurchases during the quarter is set forth below:

				Approximate
				dollar value of
			Total number of	shares that
			shares	may yet be
	Total		purchased as	purchased
	number of	Average	part of publicly	under the plans
	shares	price paid	announced plans	or programs
	purchased	per share	or programs	($mil)
Beginning Balance (at 6/30/10)				$68.0
July	—	$—	—	$68.0
August	133,700	194.94	133,700	$41.9
September	161,846	155.47	161,846	$16.8

Total (at 9/30/10)	295,546	$173.33	295,546	$16.8

(1)	The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date.
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
Date: October 29, 2010

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