Form 10-K
period 2010-12-31
STRAYER EDUCATION INC
filed 2011-02-22
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $2.8 billion.

The total number of shares of common stock outstanding as of February 1, 2011 was 13,269,670.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2010 fiscal year) are incorporated by reference into Part III of this Report.

STRAYER EDUCATION, INC.

FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

This document and the documents incorporated by reference herein include “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, the statements about our plans, strategies and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We have typically used the words “may,” “will,” “expect,” “believe,” “estimate,” “plan,” “intend” and similar expressions in this document and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to many risks, uncertainties and assumptions, including, among other things:

•	student enrollment;

•	our continued compliance with Title IV of the Higher Education Act and the regulations thereunder, as well as state regulatory requirements and accrediting agency requirements;

•	risks related to the timing of regulatory approvals;

•	competitive factors;

•	our ability to continue to implement our online growth strategy;

•	risks associated with the opening of new campuses;

•	risks associated with the offering of new educational programs and adapting to other program changes;

•	risks associated with the acquisition of existing educational institutions;

•	risks associated with the ability of our students to finance their education in a timely manner; and

•	general economic and market conditions.

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

References to “we,” “our” and the “Company” refer to Strayer Education, Inc., together in each case with our consolidated subsidiaries unless the context suggests otherwise.

Item 1.	Business

Overview

Our company provides post-secondary education services. Our mission is to make higher education achievable and convenient for working adults. We work to fulfill this mission by offering a variety of academic programs through our wholly-owned subsidiary Strayer University (the “University”), both in traditional classroom courses and online via the Internet. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of higher education opportunities.

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 89 physical campuses in Alabama, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C., and online. For the 2010 fall term, we had more than 60,000 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education. As part of its program offering, the University also offers classes online, providing its working adult students a flexible and convenient alternative. Strayer University, with its online offerings, attracts students from around the country and throughout the world.

Over the last several years, we have grown primarily by expanding geographically with new campuses. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C., to 89 campuses in 21 states and Washington, D.C. Our mission is to serve working adults’ demand for high quality post-secondary education from a regionally accredited university. We accomplish this by opening new campuses in the promising areas of those states in which we currently operate physical campuses, as well as by expanding into contiguous states that exhibit strong demand for adult education in business and information technology programs. We have opened 75 of our campuses since the beginning of 2001 and currently plan to open eight new campuses in 2011, including five already opened. We have also developed a robust online education program. Since receiving regulatory approval to offer our degree programs online in 1997, our online programs have experienced significant growth, with over 43,000 students enrolled in at least one class online during the 2010 fall term. To better serve students who do not reside or work near one of our physical campus locations, we opened a second Global Online Operations Center located in Salt Lake City, Utah in 2009.

In May 2001, we hired a new senior management team, made significant investments in information technology infrastructure to support planned growth in our online programs, and embarked on a long-term program to open new campuses in areas where there is a strong demand for adult education. As a result of these efforts, between 2000 and 2010 our revenues grew 23% on a compounded annual basis, from $78 million in 2000 to $637 million in 2010. During the same period, diluted earnings per share grew at a compounded annual rate of 21% including the impact of stock-based compensation which we began recording in 2006. Throughout this time, we continued to invest heavily in our various initiatives to serve working adult students. For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

Industry Background and Outlook

The market for post-secondary education is large and highly fragmented, and has experienced significant growth. The U.S. Bureau of Labor Statistics has reported that approximately 61 million working adults in the United States do not have more than a high school education and approximately

32 million people have some college experience but no college degree. We believe that the demand for post-secondary education will continue to increase as a result of demographic, economic and social trends, including:

•	increasing demand by employers for professional and skilled workers;

•	approximately 18% annual growth in the number of high school graduates from 2.8 million in 2000 to 3.3 million in 2010;

•	the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education; and

•	budgetary constraints at traditional colleges and universities.

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

According to the National Center for Education Statistics (“NCES”), in 2008-09 there were 2,719 four-year degree-granting institutions in the United States, including 652 public colleges and universities, 1,537 not-for-profit colleges and universities, and 530 for-profit institutions.

Growth in the market for post-secondary education has continued despite the downturn in the economy, but can be and recently has been negatively affected by the uncertainty associated with legislative and regulatory proposals. Also, the industry is heavily dependent on continued availability of funding for Title IV programs and concerns about potential reductions in such funding also can reduce the level of growth.

Company Strengths

We have a 119-year operating history and a track record of providing practical and convenient education programs for working adults. We believe the following strengths position us to capitalize on the growing demand for post-secondary education among working adults:

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

periods of student enrollment which positively impacts the visibility and predictability of our future revenues. Approximately 94% of our students were enrolled in degree programs for the 2010 fall term.

•	Flexible program offerings. We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year. Our online programs enable students to pursue a degree partially or entirely via the Internet, thereby increasing the convenience, accessibility and flexibility of our educational programs. Approximately 71% of our students enrolled for the 2010 fall term were taking at least one course online. We believe that these flexible offerings distinguish us from many traditional universities that currently do not effectively address the special requirements of working adults.

•	Attractive and convenient campus locations. Our campuses are located in growing metropolitan areas, mostly in the Mid-Atlantic and Southern regions where there are large populations of working adults with demographic characteristics similar to those of our typical students. Strayer University’s campuses are attractive and modern, offering conducive learning environments in convenient locations.

•	Established brand name and alumni support. With a 119-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional referral opportunities for students.

•	Strong owner-oriented management team. In connection with our recapitalization in 2001, we developed a new growth strategy and hired a new senior management team to implement this strategy. As described below, under the leadership of Robert S. Silberman, our Chairman and Chief Executive Officer, we embarked on various initiatives to serve the working adult market by expanding our campuses and developing an online learning platform. Our senior officers have made investments in Strayer through outright share purchases, in addition to any compensatory stock awards.

Company Strategy

Our goal is to be a leading, nationwide provider of post-secondary education programs that prepare working adults for advancement in their careers and professional lives primarily in the areas of business, accounting and information technology. We have identified the following factors as key to executing our growth strategy:

•	Maintain stable enrollment in our mature markets. We have a total of 89 campuses (including three new campuses opened for the 2011 winter term and two new campuses opened for the 2011 spring term) in various stages of growth. Our experience has been that we enroll an incremental 100-150 students at each campus each year until it reaches an enrollment level of approximately 1,000 students. We had 25 campuses with approximately 1,000 or more students for the 2010 fall term. Once a campus has reached this state of maturity, we hope to maintain stable campus enrollment while increasing revenues with market-based tuition increases.

•	Open new campuses. Our goal is to open new campuses every year by meeting unmet demand in states in which we currently operate physical campuses, and by expanding into contiguous states that exhibit strong demand for adult education in business and information technology programs. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C. to 89 campuses in 21 states and Washington, D.C. We have opened 75 new campuses since the beginning of 2001. These campuses are set forth in the table below:

New Campuses Opened
(since the beginning of 2001)

2001	Baltimore, MD (Owings Mills Campus)
Norfolk, VA (Chesapeake Campus)
Norfolk, VA (Newport News Campus)

2002	Charlotte, NC (North Charlotte Campus)
Charlotte, NC (South Charlotte Campus)
Raleigh-Durham, NC (Research Triangle Park Campus)

2003	Memphis, TN (Thousand Oaks Campus)
Nashville, TN
Raleigh-Durham, NC (North Raleigh Campus)
Philadelphia, PA (Lower Bucks Campus)
Philadelphia, PA (Delaware County Campus)

2004	Greenville, SC
Memphis, TN (Shelby Oaks Campus)
Atlanta, GA (Cobb County Campus)
Atlanta, GA (Chamblee Campus)
Philadelphia, PA (King of Prussia Campus)

2005	Tampa, FL (Tampa East Campus)
Tampa, FL (Tampa Westshore Campus)
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
Raleigh, NC (South Raleigh Campus)
Atlanta, GA (Lithonia Campus)
Orlando, FL (Sandlake Campus)
Jacksonville, FL
Palm Beach, FL
Ft. Lauderdale, FL
Ft. Lauderdale, FL (Coral Springs Campus)
Savannah, GA

2009	Augusta, GA
Huntsville, AL
Allentown, PA
Charleston, WV
Salt Lake City, UT
Cincinnati, OH (Mason Campus)
Columbus, OH
Cleveland, OH (Fairview Park Campus)
Akron, OH
Florence, KY
Miami, FL (Miramar Campus)

2010	Lawrenceville, NJ
Piscataway, NJ
Little Rock, AR
Miami, FL (Doral Campus)
Miami, FL (Brickell Campus)
Austin, TX
New Orleans, LA
Dallas, TX (Plano Campus)
Dallas, TX (Irving Campus)
Jackson, MS
Columbus, GA
Houston, TX (Katy Campus)
Houston, TX (Northwest Campus)

2011	Cincinnati, OH
Dayton, OH
Milwaukee, WI
Dallas, TX (Cedar Hill Campus)
Indianapolis, IN

In 2011, we plan to open a total of eight new campuses. Three of the planned new campuses were opened in Cincinnati and Dayton, Ohio and Milwaukee, Wisconsin, for the 2011 winter term. Another two campuses have been opened for the 2011 spring term — one in Indianapolis, Indiana and one in Dallas, Texas, our third campus in that market. The locations of the remaining three campuses planned for this year will be announced after the necessary regulatory approvals are obtained.

We continue to apply to operate in other states generally adjacent to our current footprint and expect to pursue approvals and open campuses in new states as part of our multi-year expansion plan, with the ultimate goal of becoming a nationwide university.

•	Expand Online. Our online classes are available to students throughout the U.S. and on a global basis. Strayer has demonstrated its success with both asynchronous (“on demand”) and synchronous (“real time”) course offerings favored by working adult students for their quality and convenience. We believe that the added flexibility of both traditional and online courses allows us to better serve our working adult students. Due to the convenience and flexibility of online courses, particularly in the asynchronous format, this medium has rapidly grown in acceptance and is expected to continue to grow. There were over 43,000 students taking at least one online course for the 2010 fall term. We intend to make additional investments in our online programs to support the continued growth in this area, including through a second Global Online Operations Center that we opened in 2009 in Salt Lake City, Utah.

•	Develop corporate/institutional alliances. We continue to pursue opportunities in the large corporate/institutional market. Our convenient evening, weekend and online courses provide an attractive solution for the education and training needs of employers and their employees. We currently have employer agreements or billing arrangements of various types with many corporations and government organizations, including Bank of America, Capital One, the Federal Bureau of Investigation, General Dynamics, Lowe’s, Northrop Grumman, SAIC, Sodexo USA, UPS, United States Postal Service, Verizon, and Verizon Wireless. We are actively working with other corporations and institutions to increase the number of such arrangements and to further develop existing relationships. These relationships, once established, provide an ongoing source of new and continuing students.

•	Partner with community colleges. Strayer currently has 170 community college articulation agreements, including eight statewide compacts, covering over 900 colleges and campuses nationally. These agreements allow for credits and degrees earned at partner institutions to be transferable toward a Strayer degree. In addition, we have entered into innovative space sharing arrangements with some community college partners to permit their use of our facilities, free of charge, during daytime hours when their demand is high and our need is low. We encourage first-time students to explore options at community colleges before considering returning to Strayer for their university degrees. Two-year college alliances bring in close to 16,000 students a year, or over 25% of our total enrollment. These partnerships allow us to leverage best our available resources to serve the needs of our students and our communities.

•	Optimize the use of stockholders’ capital. We compare all uses of our capital (including but not limited to organic growth investments, dividends, share repurchases and acquisitions) in terms of return on our owners’ capital and enhancing shareholder value. In 2010, we repurchased approximately 687,000 shares of our common stock and increased our annual dividend from $3.00 to $4.00 per share, effective December 2010. We periodically evaluate opportunities to acquire other providers of post-secondary education. Currently, we have no commitments with regard to potential acquisitions.

Strayer University

Curriculum

Strayer University offers business, information technology and professional curricula to equip students with specialized and practical knowledge and skills for careers in business, industry and government. Our Academic School Deans and Program Curriculum Committees regularly review and revise the University’s course offerings to improve the educational programs and respond to competitive changes in job markets. We regularly evaluate new programs and degrees to ensure that we stay current with the needs of our students and their employers.

Strayer University offers programs in the following areas:

Graduate Programs	Undergraduate Programs

• Master of Business Administration (M.B.A.)	• Bachelor of Science (B.S.) Degree
Degree	Accounting
Information Systems
• Master of Education (M.Ed.) Degree	Economics
International Business
Criminal Justice
• Master of Health Services Administration	• Bachelor of Business Administration (B.B.A.)
(M.H.S.A.) Degree	Degree
• Master of Public Administration (M.P.A.)	• Associate in Arts (A.A.) Degree
Degree	Accounting
• Master of Science (M.S.) Degree	Acquisition and Contract Management
Information Systems	Business Administration
Accounting	Information Systems
Human Resource Management	Economics
• Executive Graduate Certificate Programs	Marketing
Business Administration	Criminal Justice
Information Systems	• Diploma Programs
Accounting	Accounting
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

Strayer University structures its curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree. For example, a student originally pursuing a diploma in computer information systems can extend his or her original educational objective by taking additional courses leading to an associates degree in computer information systems, a bachelor’s degree in computer information systems, and ultimately a master’s degree in computer information systems. This curriculum design provides students a level of competency and a measure of attainment in the event they interrupt their education or choose to work in their field of concentration prior to obtaining their final degree.

Online

In August 1997, we began offering classes online. Students can take classes online using either a synchronous (“real time”) or asynchronous (“on demand”) format. The asynchronous format was first introduced by the University in the summer 2001 quarter and has grown significantly due to increasing demand. Students may take all of their courses online or may take online courses as a supplement to traditional, classroom-based courses. A student taking classes online has the same admission and financial aid requirements, is subject to the same policies and procedures and receives the same student services and support as campus-based Strayer University students. Tuition for online courses is the same as for campus courses. During the fall 2010 quarter, Strayer University had over 43,000 students participating in its online classes, approximately 35,000 of whom took classes solely online.

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

We provide financial support for faculty members seeking to enhance their skills and knowledge. The University maintains a tuition plan that typically reimburses full-time faculty enrolled in advanced degree programs for 75% of the tuition for one new course per term when taken at institutions other than Strayer University. Deans pursuing doctorate degrees may be eligible for up to 100% tuition reimbursement. Full-time faculty (and all other employees) receive a 90% discount for all Strayer University courses. The University also conducts annual in-house faculty workshops in each discipline. We believe that our dedicated and capable faculty is one of the keys to our success.

Organization of Strayer University

The University’s annual financial budget and overall academic and business decisions are directed by its Board of Trustees. The Board of Trustees consists of Dr. Charlotte F. Beason, Chairwoman of the Board of Trustees, and eight other members. The University By-Laws prescribe that a majority of voting members be unaffiliated with either University management or Strayer Education, Inc. to assure independent oversight of all academic programs and services. With the exception of the University President and Strayer Education’s President, all of the trustees are independent, non-management members. The current Board of Trustees members are listed below:

Board of Trustees

Dr. Charlotte F. Beason	Dr. Beason is the Chairwoman of the Board of Trustees. She has served as a member of the Board of Trustees since 1996. She has extensive experience in education, distance learning, and the accreditation of education programs. (See Item 10 below for additional biographical information.)

Mr. Daniel R. Abbasi	Mr. Abbasi has served as a member of the Board of Trustees since 2005. He is Director of MissionPoint Capital Partners, a private equity firm specializing in clean energy. Previously, Mr. Abbasi was Associate Dean of the Yale School of Forestry and Environmental Studies, where he remains affiliated. In addition, he has also held management positions with Kaplan, Inc., Time Warner, Inc., the U.S. Environmental Protection Agency and the Stanford Center on Conflict and Negotiation. Mr. Abbasi holds a bachelor’s degree in government and a master’s in business administration, both from Harvard University. Mr. Abbasi also holds a master’s degree in political science from Stanford University.

Mr. Roland Carey	Mr. Carey has served as a member of the Board of Trustees since 1990. He served for 23 years as a U.S. Army Officer in the specialties of Air Defense Missile Evaluation and Military Education. He retired in 1986 as a Lieutenant Colonel. Mr. Carey served 12 years as a mathematics instructor and as an Intervention Program Coordinator with Fairfax County Public Schools. Additionally, he has served on two other organizational management and supervisory boards. Mr. Carey holds a bachelor’s degree in mathematics from Florida A&M University and a master’s degree in educational leadership from George Mason University.

Mr. Karl McDonnell	Mr. McDonnell was elected to the Board of Trustees in 2007. Mr. McDonnell joined Strayer Education, Inc. in July 2006 as President and Chief Operating Officer. (See Item 10 below for additional biographical information.)

Mr. Todd A. Milano	Mr. Milano has served as a member of the Board of Trustees since 1992 and has more than 30 years of experience in post-secondary education. Since 1989, he has served as President of Central Pennsylvania College near Harrisburg, Pennsylvania. (See Item 10 below for additional biographical information.)

Dr. William C. Reha, MD	Dr. Reha was elected to the Board of Trustees in 2007. He is a Board Certified Urologic Surgeon in Woodbridge, Virginia. He also serves as Vice-Speaker for the Medical Society of Virginia. Dr. Reha is active in Strayer University alumni affairs and is the 2005 Outstanding Alumni Award winner. Dr. Reha has served as president of the Prince William County Medical Society and the Potomac Hospital Medical Staff and is a Fellow of the Claude Moore Physician Leadership Institute. He holds a bachelor’s degree in biochemistry from Binghamton University, an M.D. from New York Medical College, and a master’s in business administration from Strayer University.

Dr. Peter D. Salins	Dr. Salins has served as a member of the Board of Trustees since 2002. Having served as Provost and Vice Chancellor for Academic Affairs of the State University of New York (SUNY) system from 1997 to 2006, he is currently University Professor of Political Science at SUNY’s Stony Brook University. Dr. Salins also serves on the Advisory Board of Syracuse University School of Architecture, is a Trustee of the Lavanburg Foundation, and is a Director of the Citizens Housing and Planning Council of New York. Dr. Salins holds a bachelor’s degree in architecture, a master’s degree in regional planning and a doctorate in metropolitan studies and regional planning, all from Syracuse University.

Dr. Sondra F. Stallard	Dr. Stallard was elected to the Board of Trustees in 2007 shortly after joining Strayer University as University President. Prior to joining Strayer, Dr. Stallard had a long and distinguished career at the University of Virginia. (See Item 10 below for additional biographical information.)

Dr. J. Chris Toe*	Dr. Toe has served as a member of the Board of Trustees since 2003. He served as President of Strayer University from 2003 to April 2006 and as Minister of Agriculture of the Republic of Liberia from 2006 to 2009. Dr. Toe now serves as Chairman of the APEX Group, a consulting, trading and investment company based in Liberia. Dr. Toe holds a bachelor’s degree in economics from the University of Liberia, and a master’s degree in agricultural economics and a doctorate in economics, both from Texas Tech University.

*	Non-voting member.

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

For administrative operations, the Senior Vice Provost — Academic Administration works closely with the Senior Vice Presidents for Operations, who are responsible for ensuring that regional, campus and online operations meet the annual University budget established by the Board of Trustees; as well as with the Senior Vice Provosts for Academics, who are responsible for academic operations on a regional and local level. Other senior administrative officers also support the President in areas such as legal compliance, accounting and auditing, computer technology, insurance and human resources.

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

Outreach

To identify potential students, we engage in a broad range of activities to inform working adults and their employers about the programs we offer. These activities include direct mail, online marketing, marketing to our existing students and graduates, print and broadcast advertising, student referrals, and corporate and government outreach activities. Direct response methods (direct mail and online advertising) are used to generate inquiries from potential students. Strayer University maintains booths and information tables at appropriate conferences and expos, as well as at transfer days at community colleges. We also depend on the recommendation of our alumni network to protect Strayer’s reputation and promote its quality education. Our business-to-business outreach efforts include personal telephone calls, distribution of information through corporate intranets and human resource departments, and on-site information meetings. We record inquiries in our database and track them through to application and registration. Additionally, we provide information about new programs and new locations to students and alumni to encourage them to return for further education.

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2010 fall quarter, approximately 63% were age 31 or older and approximately 87% were engaged in part-time study (fewer than three courses each quarter). In the 2010 fall quarter, our students registered for an average of 8.1 course credits (about two classes per student).

Strayer University has a very diverse student population. At the beginning of the 2010 fall quarter, approximately 74% of students were minorities and approximately 67% of students were women. Approximately 2% of the University’s students were international, and approximately 2% were active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of educational opportunities.

The following is a breakdown of our students by program level as of the 2010 fall term:

	Number of	Percentage of
Program	students	total students

Bachelor’s	33,564	55%
Master’s	15,700	26%
Associate	7,592	13%

Total Degree	56,856	94%

Diploma	144	*
Undergraduate Certificate	160	*
Graduate Certificate	363	*
Undeclared	3,188	5%

Total Non-Degree	3,855	6%

Total Students	60,711	100%

*	Represents less than 1%.

Our business is seasonal and as a result, our quarterly results of operations tend to vary within the year due to student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term.

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

Tuition and Fees

Strayer charges tuition by the course. Tuition rates may vary in states with specific regulations governing tuition costs. Each course is 4.5 credit hours. As of January 1, 2011, undergraduate full-time students are charged $1,590 per course. Undergraduate part-time students are charged $1,665 per course. Students in graduate programs are charged at the rate of $2,175 per course. Accordingly, a full-time student seeking to obtain a bachelor’s degree in four years currently would pay approximately $16,000 per year in tuition. Strayer University implemented a tuition price increase of approximately 5% per course effective January 1, 2011, which is reflected in the above tuition rates. Under a variety of different programs, Strayer University offers scholarships and tuition discounts to active duty military students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements.

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

Employees

As of December 31, 2010, we had 2,099 full-time employees including 406 full-time faculty members. Full-time faculty members teach on average 4-5 courses per quarter. The remainder of the classes are taught by adjunct faculty who normally teach 1-2 courses per quarter. Although we had approximately 2,300 adjunct faculty, not all of them teach every quarter. In the 2010 fall quarter, approximately 30% of our courses were taught by full-time faculty. We also employed 1,885 non-faculty staff in information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions. Of our non-faculty staff, 1,693 were employed full-time and 192 were employed part-time. Because we are not a research university, all faculty are expected to spend their time teaching and advising students.

Intellectual Property

In the ordinary course of business, we develop many kinds of intellectual property that are or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. Such intellectual property includes our courseware materials for classes taught online or other distance-learning means and business know-how and internal processes and procedures developed to respond to the requirements of its operations and various education regulatory agencies. We also claim rights to the mark “STRAYER” for educational services and have obtained federal registration of the mark.

Regulation

Regulatory Environment

As an institution of higher education accredited by Middle States and operating in multiple states, Strayer University is subject to accreditation rules and varying state licensing and regulatory requirements. In addition, the federal Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various financial aid programs under Title IV of the Higher Education Act (Title IV programs), including Strayer University, both to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the institutional accrediting agencies recognized by the U.S. Secretary of Education (“Secretary of Education”); (2) state education regulatory bodies; and (3) the federal government through the U.S. Department of Education (“Department of Education”). The regulations, standards and policies of these regulatory agencies are subject to frequent change.

Accreditation

Strayer University has been institutionally accredited since 1981 by Middle States, a regional accrediting agency recognized by the Secretary of Education. Strayer University’s current period of accreditation by Middle States extends through 2017. Accreditation is a system for recognizing educational institutions and their programs for integrity, educational quality, faculty, physical resources, administrative capability and financial stability that signifies that they merit the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, conduct peer-review evaluations of institutions and programs, and publicly designate those institutions that meet their standards. Accredited schools are subject to periodic review by accrediting bodies to determine whether such schools maintain the performance, integrity and quality required for accreditation.

Middle States accredits degree-granting public and private colleges and universities in its region (including Delaware, Washington, D.C., Maryland, New Jersey, New York, Pennsylvania, Puerto Rico and U.S. Virgin Islands), including distance education programs offered by those institutions. Accreditation by Middle States is an important attribute of Strayer University. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accreditation status of institutions when evaluating a candidate’s credentials or considering tuition reimbursement programs. Students rely on accreditation status for assurance that an institution maintains quality educational standards.

In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an entity approved by the Department of Education. The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (NACIQI) with recommending to the Secretary of Education which accrediting or specific state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. Middle States was most recently recognized through the NACIQI process in 2007 and must periodically seek re-recognition. The Middle States Commission is a division of the Middle States Association of Colleges and Schools (“Middle States Association”). In June 2010, the Department of Education found that, because of efforts by the Middle States Association to increase control over the Middle States Commission, the accrediting agency was no longer “separate and independent,” as required for recognition by the Department of Education for federal student financial aid purposes. The Department of Education required the Middle States Commission to come into compliance with that standard by December 15, 2010. The Middle States Commission informed accredited institutions in January 2011 that it had resolved the controversy with the Middle States Association. Middle States maintains its recognition by the Department of Education and is scheduled for its next review in Spring 2012 by NACIQI for renewal of recognition.

As with all its regulatory relationships, Strayer University strives to maintain close contact with, and to provide frequent status updates to, Middle States regarding matters pertinent to accrediting standards and policies. This regular contact keeps Middle States informed of the University’s planned activities and aims to ensure that the University’s performance continues to meet Middle States’ expectations. To this end, Strayer University is committed to evaluating periodically its own performance, submitting reports to Middle States and making any necessary improvements to continue meeting Middle States’ accreditation standards as the University grows and expands geographically. If an institution’s performance were ever not to meet its accrediting agency’s (or other regulator’s) expectations or applicable standards, then its operations could be conditioned, or severely constrained or even curtailed, depending on the severity of the non-compliance. Accordingly, Strayer University endeavors proactively to keep Middle States (and all of its other regulators) fully informed and satisfied with its performance and strives to maintain good regulatory relationships as a key University priority.

In 2006, Strayer University completed a comprehensive self study report, which was submitted to Middle States in support of Strayer University’s request for early reaffirmation of accreditation prior to Middle States’ next scheduled accreditation review in 2011. Our objective is to provide a high quality post-secondary education to working adult students, and participation in academic peer review processes is an important way to help us meet that objective. Middle States reviewed Strayer University’s report and on June 28, 2007, reaffirmed Strayer University’s accreditation for 10 years through 2017. All of Strayer University’s new campus locations and other substantive changes require prior Middle States approval.

In 2000, the agencies that accredit higher education institutions in various regions of the United States adopted a Policy Statement on Evaluation of Institutions Operating Interregionally. Under that policy, both the home regional accreditor and the host regional accreditor cooperate to evaluate an institution that delivers education at a physical site in the host accreditor’s region. Although the home region is solely responsible for final accreditation actions, as we open campuses in regions outside Middle States’ region, the host regional accreditors may elect to participate in the accreditation process of such expansion operations.

State Education Licensure

Licensure of Physical Campuses

Strayer University is required by the federal Higher Education Act to be legally authorized to provide educational programs in the states in which the University is physically located. We are authorized to offer our programs by the applicable educational regulatory agencies in all states where our physical campuses and online delivery facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees, diplomas or certificates to students in those states. We are subject to extensive regulation in each of the following 22 jurisdictions: Alabama, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Washington, D.C. We will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses.

On October 29, 2010, the Department of Education adopted new regulations regarding state authorization that set new requirements for state authorization to suffice for purposes of Title IV eligibility. The new regulations will require some states to enact or amend state education licensure laws to conform to federal requirements and enable institutions in the state to continue to participate in the Title IV programs. These new regulations go into effect on July 1, 2011, but institutions may seek up to two one-year extensions if they submit an explanation from the state as to how the extension will permit the state to comply with the new federal requirements. Strayer University is carefully reviewing the new regulations with the state licensing agencies and believes the states in which it is licensed will be in compliance with the new requirements.

Licensure of Online Programs

The increasing popularity and use of the Internet and other technology for the delivery of education has led and may lead to the adoption of new laws and regulatory practices in the

United States or foreign countries or to interpretation of existing laws and regulations to apply to such services. These new laws and interpretations may relate to issues such as the requirement that online education institutions be licensed as a school in one or more jurisdictions even where they have no physical location. New laws, regulations, or interpretations related to doing business over the Internet could increase Strayer University’s cost of doing business, affect its ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.

On October 29, 2010, the Department of Education adopted new regulations, effective July 1, 2011, regarding state authorization of online programs. The revised rules specify that an institution offering distance post-secondary education must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. Strayer University has implemented a process for obtaining the required state authorization and believes that it will be in compliance with the new rules by the effective date.

Department of Education

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it is physically located and maintain institutional accreditation by a recognized accrediting agency as discussed above. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under the Title IV programs. For purposes of the Title IV programs, Strayer University and all of its campuses are considered to be a single institution of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. As frequently occurs for institutions with pending applications for recertification, Strayer University, including each of its campuses, is currently certified to participate in Title IV programs on a month-to-month basis pending completion of the Department of Education’s review of the application.

Other Approvals

Strayer University is approved by appropriate authorities for the education of veterans and members of the selective reserve and their dependents, as well as for the rehabilitation of veterans. In addition, Strayer University is authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements. The U.S. Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors. The University is also authorized to participate in state financial aid programs in Pennsylvania, Florida and Vermont.

Financing Student Education

Students finance their Strayer University education in a variety of ways. A significant number of students receive loans or grants directly from the Department of Education. In the 2010 fall term, approximately 73% of Strayer University’s students participated in one or more Title IV programs. Many financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. With these programs, financial aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of federal student financial aid must maintain a satisfactory grade point average and progress in a timely manner toward completion of a program of study.

In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts. Eligible students at Strayer University may also participate in educational assistance programs administered by the District of Columbia, the Commonwealth of Pennsylvania, the State of Florida, State of Vermont, private organizations, the U.S. Department of Veterans Affairs, and the U.S. Department of Defense (“DOD”).

Congress recently expanded education benefits available to veterans who have served on active duty since September 11, 2001. Under the relevant law, known as the Post-9/11 Veterans Educational Assistant Act of 2008, sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, benefits for tuition purposes up to the cost of in-state tuition at the most expensive public institution of higher education in the state where the veteran is enrolled. Eligible veterans who are not enrolled in wholly distance education programs also may receive monthly housing stipends. Recent amendments make certain changes in the law. For example, the tuition and fee benefit will be based on the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of $17,500 for non-public domestic institutions, effective August 1, 2011. In addition, for the first time students pursuing an educational program solely through distance learning will be eligible to receive a housing stipend, equal to half the amount available to students attending classroom-based programs or programs that combine classroom learning and distance learning.

On August 6, 2010, DOD issued a proposed rule that would increase oversight of educational programs offered to active service members participating in the military’s tuition assistance program. The proposed rule would require that before receiving tuition assistance, an institution sign a Memorandum of Understanding outlining certain commitments and agreements between the institution and DOD. Congress held hearings and issued a report in 2010 criticizing use of military tuition assistance and veterans benefits by for-profit institutions.

Title IV Programs

Strayer University maintains eligibility for its students to participate in the following Title IV programs:

•	Federal Grants. Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors. By virtue of Strayer University’s eligibility to participate in the Pell Grant program and its offering of certain academic programs, Strayer University students who meet certain criteria may also be eligible for grants under the Academic Competitiveness Grant (ACG) program and the National Science and Mathematics Access to Retain Talent (National SMART) Grant program. ACG is designed for students in their first or second academic year of a degree program who recently graduated from a high school at which they were enrolled in a rigorous curriculum. National SMART Grant is designed for students in their third or fourth academic year with a cumulative grade point average of 3.0 or greater in certain designated bachelor’s degree or higher programs, primarily focused on science and math. The Department of Education is terminating the SMART Grant program as of June 30, 2011.

•	Campus-Based Programs. The campus-based Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Perkins Loan (Perkins program, and the Federal Work-Study Program. Strayer University does not actively participate in the Perkins program or the Federal Work-Study Program.

•	Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program (the Direct Loan Program), the Department of Education makes loans directly to students and their parents. Students who demonstrate financial need may qualify for a subsidized loan. With a subsidized loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized loans are available to students who do not qualify for a subsidized loan or, in some cases, in addition to a subsidized loan. PLUS loans, including Graduate PLUS loans, are unsubsidized.

•	Federal Family Education Loans. Prior to its termination on June 30, 2010, Strayer University participated in the Federal Family Education Loan Program (FFEL Program), under which students and their parents obtained from lending institutions subsidized and unsubsidized loans that were guaranteed by a guaranty agency and ultimately by the federal government. As of July 1, 2010, all new Title IV loans are issued under the Direct Loan program, and the last disbursements to students under existing FFELP program loans were made by the University in September 2010.

Federal Financial Aid Regulation

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. As part of those participation standards, the Department of Education determines whether, among other things, the institution meets certain standards of administrative capability and financial responsibility. The institution must also follow extensive Department of Education rules regarding the awarding and processing of funds issued under the Title IV programs. Some of the key provisions regarding institutional eligibility and processing federal financial aid are described below.

Program Participation Agreement

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On June 4, 2010, Strayer University submitted its fully completed recertification application for renewal of its current program participation agreement to the Department of Education. Because the recertification application was submitted more than 90 calendar days before September 30, 2010 (the term of the current agreement), the University’s eligibility to participate in federal student financial aid programs continues on a month-to-month basis while the recertification is pending with the Department of Education.

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

Administrative Capability

Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution, among other things, must comply with all applicable Title IV program regulations, must not have cohort default rates above specified levels, must have various procedures in place for safeguarding federal funds, must not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension, must submit in a timely manner all reports and financial statements required by the regulations and must not otherwise appear to lack administrative capability.

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

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity) and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. Strayer University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2010, and based on its composite score and other relevant factors, Strayer believes that Strayer University meets the Department of Education’s financial responsibility standards.

Student Loan Defaults

Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of Direct Loan or FFEL Program loans by its students exceed certain levels. The Department of Education uses a specific methodology to determine default rates and imposes varying sanctions based upon the results of that calculation. As discussed below, the current cohort default rate calculation and threshold for regulatory sanctions will change effective 2014 as a result of the reauthorization of the Higher Education Act through the HEOA, which was effective August 18, 2008.

The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or FFEL Program loan during that year. The cohort default rate is the percentage of those borrowers who default by the end of the following federal fiscal year, resulting in a two-year cohort default rate. Because of the need to collect data on defaults, the Department publishes cohort default rates two years in arrears; for example, in the fall of 2010, the Department issued cohort default rates for federal fiscal year 2008.

The Department of Education may take adverse action against an institution if it has excessive cohort default rates, including the following:

•	If an institution’s most recent cohort default rate is greater than 40%, the institution’s participation in Title IV loan programs terminates 30 days after notification by the Department of Education, unless the institution timely appeals that determination on specified grounds according to specified procedures.

•	If an institution’s three most recent cohort default rates are each 25% or greater, the institution’s participation in Title IV loan programs and Federal Pell Grant Program terminates

30 days after notification by the Department of Education, unless the institution timely appeals that determination on specified grounds according to specified procedures.

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

The regulations also address cohort default rates for institutions that have undergone a change in status, such as acquisition or merger of institutions and acquisition of another institution’s branches or locations. Strayer University’s cohort default rates for the 2006, 2007, and 2008 federal fiscal years, the three most recent years for which this information is available, were 3.8%, 6.0%, and 6.7%, respectively. The average cohort default rates for proprietary institutions nationally were 9.7%, 11.0%, and 11.6% for federal fiscal years 2006, 2007, and 2008, respectively.

Cohort Default Rate Provisions Effective 2014

In 2008, Congress, through the HEOA, modified the cohort default rate provisions related to Title IV loans in two significant ways, described below. The HEOA provides, however, that the current method of calculating cohort default rates will be used to determine any sanctions on institutions until 2014, when three consecutive years of official cohort default rates calculated under the new formula will be available.

First, under the new provisions, the period for measuring defaults will be expanded by one year, resulting in a three-year cohort default rate. Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate is the percentage of borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year.

Second, the cohort default rate ceiling will increase from 25% to 30%. This change has several consequences:

•	If an institution’s cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the Department of Education a default improvement plan.

•	If an institution’s cohort default rate exceeds 30% for two consecutive years, the institution will be required to review, revise and resubmit its default improvement plan. The Department of Education may direct that the plan be amended to include actions, with measurable objectives, that it determines will promote loan repayment.

•	If an institution’s cohort default rate exceeds 30% for two out of three consecutive years, the Department of Education may subject the institution to provisional certification. The institution may file a timely appeal on specified grounds according to specified procedures, and if the Secretary of Education determines that the institution demonstrated a basis for relief, the Secretary may not subject the institution to provisional certification based solely on the institution’s cohort default rate.

•	If an institution’s cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years for which data are available, the institution will be ineligible to participate in the Direct Loan Program and Federal Pell Grant Program.

The revisions to the cohort default rate rule did not change the existing provision that an institution generally loses eligibility to participate in Title IV loan programs if its most recent cohort default rate is greater than 40%.

Final Department of Education regulations on the new cohort default rate provisions, effective as of July 1, 2010 clarify that the Department will issue two cohort default rates — both a two-year cohort default rate and a three-year cohort default rate — for fiscal years 2009 through 2011. The final regulations indicate that the Department will rely on the two-year cohort default rate and related thresholds to determine institutional eligibility until 2014, when the Department issues official three-year cohort default rates for the fiscal year 2011 cohort.

The Department of Education issued unofficial, trial three-year cohort default rates for federal fiscal years 2006, 2007, and 2008. Three-year cohort default rates were generally expected to be higher than two-year cohort default rates, because of both the longer repayment history and current economic conditions. Strayer’s trial three-year cohort default rates are 10.5%, 13.0%, and 14.0% for federal fiscal years 2006, 2007, and 2008, respectively, the last years for which data is available and the calculations have been completed. The average trial three-year cohort default rates for proprietary institutions nationally were 18.8%, 21.2%, and 25.0% for federal fiscal years 2006, 2007, and 2008, respectively.

As part of its compliance program related to the cohort default rate, Strayer University provides entrance and exit counseling to its students and engages the services of a third party to counsel students once they are in repayment status regarding their repayment obligations.

The 90/10 Rule

A requirement of the Higher Education Act, commonly referred to as the 90/10 Rule, applies only to proprietary institutions of higher education, which includes Strayer University. Under this rule, a proprietary institution is prohibited from deriving from Title IV funds, on a cash accounting basis (except for certain institutional loans) for any fiscal year, more than 90% of its revenues (as revenues are computed under the Department of Education’s methodology).

The 90/10 Rule is a compliance obligation that is part of an institution’s program participation agreement with the Department of Education. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years. Proprietary institutions of higher education that violate the 90/10 Rule for two consecutive fiscal years will become ineligible to participate in Title IV programs for at least two fiscal years and will be required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation. In addition, the Department of Education discloses on its website any proprietary institution of higher education that fails to meet the 90/10 requirement, and reports annually to Congress the relevant ratios for each proprietary institution of higher education.

HEOA changes in 2008 generally codified the regulatory formula for 90/10 rule calculations, but also expanded on the Department of Education’s formula in certain respects, including by broadening the categories of funds that may be counted as non-Title IV revenue for 90/10 Rule purposes. The HEOA provisions were effective on August 14, 2008, and the Department of Education issued final regulations implementing the 90/10 Rule and certain other HEOA provisions that were effective July 1, 2010, but institutions could have, at their discretion, implemented the 90/10 Rule regulations on or after November 1, 2009. These regulations clarify the treatment of certain types of revenue, and require institutions to report in their annual financial statement audits not only the percentage of revenues derived from Title IV funds during the fiscal year, but also the dollar amounts of the numerator and denominator of the 90/10 calculation and specified categories of revenue. The regulations also shorten from 90 to 45 days the time period within which institutions must notify the Secretary after the end of a fiscal year in which the institution failed to meet the 90/10 Rule requirement.

Using the HEOA formula, Strayer University derived approximately 77% of its cash-basis revenues from Title IV program funds in 2008, and 78% in 2009. Our computation for 2010 has not yet been finalized and audited.

The key components of non-Title IV revenue for Strayer University are individual student payments, employer tuition reimbursement payments, veteran’s benefits, vocational rehabilitation funds, private loans, state grants, and scholarships. Certain members of Congress have proposed to revise the 90/10 Rule to count DOD tuition assistance and veterans education benefits along with Title IV revenue toward the 90% limit.

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

Effective July 1, 2011, the Department of Education eliminated 12 “safe harbors” that had been established in 2002 to define circumstances under which an institution would not run afoul of the incentive payment prohibition. The final rules prohibit payments made “in any part,” directly or indirectly upon the success of securing enrollments or financial aid, apply to all employees at an institution who are engaged in or responsible for any student recruitment or admission activity, limit “profit-sharing payments,” and set rules for third-party contracts.

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

Return of Federal Funds

Under the Higher Education Act’s return-of-funds provision, an institution must return Title IV funds to a Title IV program in a timely manner if a student received funds from that program but did not earn them due to the student’s withdrawal from the institution. In order to determine if funds should be returned, the institution must first determine the amount of Title IV program funds that the student earned. If the student attends the institution, but withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. Strayer University uses the student’s last day of attendance as the withdrawal date for purposes of return to Title IV. Effective July 1, 2011, institutions that use the last day of attendance are required to measure the last day of attendance based on official attendance records, and “attendance” for online classes must include participation in an academically related activity. Strayer University’s current systems allow for measurement on this basis. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date of the institution determines that a student withdrew.

If the funds are not returned in a timely manner, an institution may be subject to adverse action, including being required to submit a letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. Under Department of Education regulations, if late returns of Title IV program funds constitute 5% or more of students sampled in the institution’s annual compliance audit for either of its two most recently completed fiscal years, an institution generally must submit an irrevocable letter of credit payable to the Secretary of Education. In June 2008, the University, in connection with this regulation, issued to the Department of Education an irrevocable letter of credit in the amount of $1.4 million, which expired in June 2009. Strayer University is no longer required to maintain a letter of credit in connection with this regulation.

Third-Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with third-party servicers, including Global Financial Aid Services, Inc., which performs activities related to Strayer University’s participation in Title IV programs, such as certifying Title IV loan applications, preparing reports from Strayer University to the Department of Education, and issuing federal grant program payments. The University’s agreement with Global Financial Aid Services expires September 30, 2011. Strayer University also has a contract with Sallie Mae Business Solutions for processing stipends due to students and with General Revenue Corporation for loan default prevention.

Lender Relationships

As part of an institution’s program participation agreement with the Department of Education, the institution must adopt a code of conduct pertaining to student loans. Strayer University has a code of conduct that it believes complies with the provisions of HEOA in all material respects. In addition to the code of conduct requirements that apply to institutions, HEOA contains provisions that apply to lenders, prohibiting lenders from engaging in certain activities as they interact with institutions.

Prior to the termination of the FFEL Program on June 30, 2010, Strayer University was subject to rules applicable to institutions that make available a list of recommended or suggested federal loan lenders for use by potential borrowers. Strayer University remains subject to those rules with respect to private education loans. Strayer University believes that it has complied with applicable regulations in all material respects.

Restrictions on Adding Locations and Educational Programs

State requirements and accrediting agency standards limit the ability of Strayer University to establish additional locations and programs. Most states require approval before institutions can add new programs, campuses or teaching locations. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, which may require additional approval. At its discretion, Middle States may also conduct site visits to additional locations to ensure that accredited institutions that experience rapid growth in the number of additional locations maintain educational quality. All new Strayer University campus locations require Middle States approval before students are enrolled (see “Accreditation” above). In addition, recent amendments to the Higher Education Act require Middle States to monitor institutions that are undergoing significant enrollment growth.

The Higher Education Act requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional locations that are exempt from the two-year rule. These additional locations generally may qualify immediately for participation in the Title IV programs, unless the location was acquired from another institution that has ceased offering educational programs at that location and has Title IV liabilities that it is not repaying in accordance with an agreement to do so, and the acquiring institution does not agree, among other matters, to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution’s accrediting agency. Strayer University’s expansion plans assume its continued ability to establish new campuses as additional locations of Strayer University under such applicable regulations and thereby to avoid incurring the two-year delay in participation in Title IV programs. The loss of state authorization or accreditation of Strayer University or an existing campus, or the failure of Strayer University or a new campus to obtain state authorization or accreditation, would render Strayer University ineligible to participate in Title IV programs at least in that state or at that location.

Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. For an institution like Strayer University for which only notice is required, once the institution reports the location to the Department of Education, the institution may disburse Title IV program funds to eligible students at that location if the location is licensed and accredited. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions.

In the past, a degree-granting institution such as Strayer University was not obligated to obtain Department of Education approval of additional programs that lead to an associate, bachelor’s, professional or graduate degree at a level for which the Department of Education has already granted approval (additional non-degree programs in new fields required advance approval). However, under new rules adopted by the Department of Education, effective July 1, 2011, a proprietary institution (but not public or private non-profit colleges and universities) must notify the Department of Education of new programs if the program has a Classification of Instructional Programs (“CIP”) code under the taxonomy of instructional program classifications and descriptions developed by National Center for Education Statistics (“NCES”) that is different from any other program offered by the institution, the program has the same CIP code as another program offered by the institution but leads to a different degree or certificate, or the institution’s accrediting agency determines the program to be an additional program. Notification must be made at least 90 days before the first day of class. The institution may then proceed to offer the program, unless the Department of Education advises the institution that the additional educational program must be approved. If Strayer University were to offer a new program without approval after notice from the Department that approval was required, the University may be liable for repayment of Title IV aid received by the University or students in connection with that program. Strayer does not believe that the Department of Education’s regulations will significantly affect the University’s plans to add new programs.

Other Regulations Governing Title IV Programs

The Department of Education has enacted a comprehensive set of regulations governing an institution’s participation in the Title IV programs. If Strayer University were not to continue to comply with these regulations, such non-compliance might affect the operations of the University and its ability to participate in Title IV programs.

Compliance Reviews

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. The Higher Education Act and Department of Education regulations also require an institution to submit annually to the Secretary of

Education a compliance audit of its administration of the Title IV programs conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit guides of the Department of Education’s Office of Inspector General. In addition, to enable the Secretary of Education to make a determination of financial responsibility, an institution must submit annually to the Secretary of Education audited financial statements prepared in accordance with Department of Education regulations.

In an August 2010 letter to members of the Senate Health, Education, Labor and Pensions (HELP) Committee, the Secretary of Education announced plans to increase the number of program reviews by 50%, from 200 conducted in 2010 to 300 in 2011. On August 5, 2010, the Department of Education notified Strayer University that it would conduct a program review of the University’s administration of Title IV programs. The Department of Education has conducted its on-site inspection, and the results of the program review are pending. We cannot predict when the review will be completed or what the final results will be. If the program review finds that we failed to comply with Title IV and its implementing regulations, the Department of Education could impose sanctions or conditions that could have a material adverse effect on our operations and financial condition. The Department of Education’s previous program review of Strayer University, conducted in 2008, resulted in no material findings.

Potential Effect of Regulatory Violations

If Strayer University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring Strayer University from the advance payment method to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV funds, requiring the University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against the University, referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend or terminate Strayer University’s participation in Title IV programs. Although there are no such sanctions currently in force, if such sanctions or proceedings were imposed against Strayer University and resulted in a substantial curtailment, or termination, of the University’s participation in Title IV programs or resulted in substantial fines or monetary liabilities, Strayer University would be materially and adversely affected.

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

The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in the Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period prior to recertification. The Higher Education Act provides that the Department of Education may temporarily, provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within 10 business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education determines to approve the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The Higher Education Act defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly traded corporation, the securities of which are required to be registered under the Exchange Act, such as Strayer, the Department of Education regulations implementing the Higher Education Act define a change in ownership resulting in a change of control as occurring when a person acquires ownership and control of a corporation such that the corporation is required to file a Form 8-K with the Securities and Exchange Commission (SEC) notifying that agency of the change of control. The regulations also provide that a change in ownership and control of a publicly traded corporation occurs if a person who is a controlling stockholder of the corporation ceases to be a controlling stockholder. A controlling stockholder is a stockholder who holds or controls through agreement both 25% or more of the total outstanding voting stock of the corporation and more shares of voting stock than any other stockholder.

The U.S. Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors. Strayer University currently is authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements. In certain circumstances, the Department of Homeland Security may require an institution to obtain approval for a change in ownership and control.

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University are approved for the enrollment of persons eligible to receive Veterans Administration educational benefits by the state approving agencies in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington, D.C. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

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

Recent or Pending Legislative and Regulatory Activity

Congress is considering legislation that would make further changes in the Higher Education Act and other education-related federal laws. The Department of Education recently issued new regulations related to program integrity and is considering additional regulation to define the term “gainful employment.” Some of the proposed changes are noted below. These activities may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental action. In addition, Congressional activity may adversely affect enrollment in for-profit educational institutions. We cannot predict the impact, if any, of these recent or pending legislative and regulatory changes on our long-term business model, although the uncertainty associated with the changes has had a negative impact on the industry as a whole.

Congress

Congress historically has reauthorized the Higher Education Act, which is the law governing Title IV programs, approximately every five to six years, but undertook the most recent reauthorization through multiple pieces of legislation. On July 31, 2008, Congress completed the reauthorization process by passing the HEOA, which then President Bush signed into law on August 14, 2008. HEOA provisions became effective upon enactment, unless otherwise specified in the law. HEOA includes numerous new and revised requirements for higher education institutions. In October 2009, the Department of Education published final regulations to implement HEOA changes to Title IV of the Higher Education Act. Those regulations were effective July 1, 2010.

In addition to HEOA, three other laws to amend and reauthorize aspects of the Higher Education Act have been enacted over the last few years. In February 2006, then President Bush signed the Deficit Reduction Act of 2005, which included the Higher Education Reconciliation Act of 2005, or HERA. Among other measures, HERA reauthorized the Higher Education Act with respect to the federal guaranteed student loan programs. In September 2007, then President Bush signed the College Cost Reduction and Access Act, which increased benefits to students under the Title IV programs and reduced payments to and raised costs for lenders that participate in the federal student loan programs. In May 2008, then President Bush signed the Ensuring Continued Access to Student Loans Act of 2008, or ECASLA, which was designed to facilitate student loan availability and to increase student access to federal financial aid in light of current market conditions. Congress extended ECASLA for an additional year, to June 30, 2010. In March 2010, Congress passed the Student Aid and Fiscal Responsibility Act of 2009, which eliminated the FFEL Program and required all institutions participating in Title IV programs to convert exclusively to the Direct Loan Program by July 1, 2010.

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

Senate Health, Education, Labor and Pensions Committee

In 2010, the U.S. Congress increased its focus on proprietary education institutions, including regarding participation in Title IV programs and U.S. Department of Defense oversight of tuition assistance for military service members. Since June 2010 the HELP Committee has held hearings to examine the proprietary education sector. On August 5, 2010, Strayer University received a letter from Senator Tom Harkin, Chairman of the HELP Committee, requesting documents as part of a review of matters related to proprietary institutions whose students receive Title IV aid, and the University cooperated with and submitted documentation to the Committee. Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veteran’s and military education benefits by students enrolled at proprietary institutions. A number of legislators have variously requested the Government Accountability Office (GAO) to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. GAO released two reports on for-profit post-secondary education: first, a report in August 2010 (subsequently revised in November 2010) that concluded, based on a three-month undercover investigation, that employees at a non-random sample of 15 proprietary institutions (not Strayer University) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, and financial aid; and second, a report in October 2010 critical of the Department of Education’s efforts to enforce the ban on incentive payments. This increased activity is expected to continue and may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions.

U.S. Department of Education

As noted above, the Title IV regulations applicable to Strayer University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards. In October 2009, the Department of Education published final regulations to implement the HEOA’s numerous new and revised requirements for higher education institutions. These regulations were effective July 1, 2010. On October 29, 2010, the Department of Education published final regulations regarding program integrity at higher education institutions (Program Integrity Regulations). Most of the provisions in these rules are effective July 1, 2011. We filed public comments on July 30, 2010 and September 9, 2010 that collectively address issues related to incentive compensation, state authorization, substantial misrepresentation, and the definition of gainful employment under Title IV. These comments are available at http://www.regulations.gov/#!documentDetail;D=ED-2010-OPE-0004-0494.1 and http://www.regulations.gov/#!documentDetail;D=ED-2010-OPE-0012-12725. Although litigation challenging some of the Program Integrity Regulations has been filed and members of Congress have expressed concerns about some of them, we assume for planning purposes that the Program Integrity Regulations will take effect as scheduled, and we are preparing to comply with them as of July 1, 2011.

State Licensure

Under the Program Integrity Regulations regarding state licensure, a proprietary institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the Program Integrity Regulations.

The revised rules specify that an institution is legally authorized in a state for Title IV purposes if it is established or licensed as an educational institution by name. If an institution offers post-secondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. The final rule also amends the general provisions regarding student consumer information. Under this revision, the institution must make available for review to any enrolled or prospective student upon request, a copy of the documents describing the institution’s accreditation and its state, federal, or tribal approval or licensing. The institution must also provide its students or prospective students with contact information for filing complaints with its accreditor and with its state approval or licensing entity and any other relevant state official or agency that would appropriately handle a student’s complaint.

While these requirements are effective July 1, 2011, institutions may request a one-year extension of the effective date to July 1, 2012, and if necessary, an additional one-year extension to July 1, 2013. To receive an extension, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the new requirements.

Strayer University has implemented a process for reviewing and obtaining as necessary the required state licensure and believes that the states in which it is physically located will be in compliance with the new rules by the effective date.

Incentive Compensation

Institutions participating in the Title IV programs may not pay any commission, bonus, or other incentive payment based directly or indirectly on securing enrollments or financial aid to personnel engaged in recruitment or admissions or making decisions about awarding Title IV aid. Currently, there are 12 “safe harbors” relating to payment and compensation plans that institutions may practice without fear of violating the prohibition. The Program Integrity Regulations remove the safe harbors effective July 1, 2011.

The new regulations prohibit incentive compensation to employees engaged in any student recruitment or admission activity or in making decisions regarding the award of Title IV funds that is based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Merit-based adjustments to employee compensation may be made if they are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Profit-sharing payments may be made as long as they are not provided to any person who is engaged in student recruitment or admission activity or in making decisions regarding the award of funds under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”). The regulations also obligate a third-party servicer to refer to the Office of Inspector General of the Department of Education any information indicating payment of any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the award of Title IV funds. The Department of Education has also stated its intention to revise its internal guidance concerning enforcement of the incentive payment rule. Although there can be no assurance that the Department of Education would not find deficiencies in Strayer University’s compensation and third-party contractual arrangements, Strayer University believes that its arrangements will comply with the incentive compensation provisions of the Program Integrity Regulations upon the effective date.

Misrepresentation

Under the Higher Education Act, the Department of Education may fine, suspend or terminate the participation in Title IV programs by an institution that engages in substantial misrepresentation of the nature of its educational program, its financial charges, or the employability of its graduates. The

Program Integrity Regulations set forth the types of activities that constitute misrepresentation and describe the adverse actions that the Department of Education may take if it finds that an institution or a third party that provides educational programs, marketing, advertising, recruiting or admissions services to the institution engaged in substantial misrepresentation. The new rule specifies the types of statements that can subject the institution to liability for misrepresentation, the nature and form of misleading statements, and provides that an institution may not describe the eligible institution’s participation in Title IV programs in a manner that suggests approval or endorsement by the U.S. Department of Education of the quality of its educational programs.

Gainful Employment Reporting and Disclosure

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. While the Department of Education has yet to publish final rules regarding the definition of gainful employment, the Program Integrity Regulations establish new annual reporting requirements that are applicable to these programs, with the first reporting requirements due October 1, 2011 for the 2006-2007 (if available), 2007-2008 and 2009-2010 federal financial aid award years. For each such program, an institution must report specific information regarding the program, the students enrolled in the program, and students who completed the program, including the amount the student received from private educational loans and institutional financing plans, as well as information on whether the student matriculated to a higher credentialed program at the institution or transferred to such a program at another institution.

In addition, for each program subject to the new rule, the institution must provide prospective students with several new disclosures related to the occupations that the program prepares students to enter; the on-time graduation rate; tuition, fees, and costs; placement rates; and median loan debt. The institution must include the disclosures listed above in promotional materials it makes available to prospective students, and post them on its website. The Department of Education plans to develop a disclosure form that institutions will be required to use.

New Programs

The Program Integrity Rules establish requirements intended to remain in place until the Department of Education implements performance-based standards for approving additional programs using gainful employment measures. These regulations require an institution to notify the Department of Education of new programs (defined in the regulations) that are subject to gainful employment requirements. Notification must be made at least 90 days before the first day of class. The institution may proceed to offer the program, unless the Department of Education advises the institution that the additional educational program must be approved.

Administration of Financial Aid

Several of the Program Integrity Regulations relate to the administration of financial aid, including the areas of the definition of online attendance, definition of credit hours, measuring satisfactory academic progress, return of federal funds when a student withdraws, verification and disbursement. Strayer University has reviewed the regulations and its internal processes in order to comply with these new requirements.

Definition of Gainful Employment in a Recognized Occupation

The Department of Education expects to issue in 2011 final rules related to the definition of gainful employment, which will take effect on July 1, 2012. Under the proposed rule, in order to remain eligible to participate in Title IV programs, proprietary institutions of higher education would be required to satisfy at least one of two tests for gainful employment: the repayment rate test and the debt-to-income ratio. On September 9, 2010 Strayer University filed comments expressing grave concerns about the Department of Education’s proposed rule on gainful employment, including the metrics used to calculate repayment rates and debt-to-income measures. We have also expressed our concerns to the Department of Education regarding preliminary institution-specific repayment rate data released by the Department of Education in connection with the proposed rule that varied significantly from our internal analysis. We filed a Freedom of Information Act request with the Department of Education and to date have not received responsive information. We cannot predict the substance of the final rules related to the definition of gainful employment. Under the proposed regulations, if a particular program does not meet the definition of “gainful employment,” the program could be subject to increased disclosure requirements, limits on enrollment growth, termination of Title IV eligibility, and/or other consequences. On February 18, 2011, the U.S. House of Representatives, by a vote of 289-136-1, passed Amendment No. 214 to the Continuing Resolution, H.R. 1, which amendment would prohibit the Department of Education from using any appropriated funds to implement, administer, enforce or issue a final regulation defining gainful employment in the Fiscal Year ending September 30, 2011.

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

As a provider of higher education, we are subject to extensive regulation on both the federal and state levels. In particular, the Higher Education Act and related regulations subject Strayer University and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (Title IV programs) to significant regulatory scrutiny.

The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education (the Department of Education); (2) the accrediting agencies recognized by the U.S. Secretary of Education (Secretary of Education) and (3) state education regulatory bodies.

The regulations, standards and policies of these regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs or costs of doing business.

If we are found to be in noncompliance with any of these laws, regulations, standards or policies, we could lose our access to Title IV program funds, which would have a material adverse effect on our business. In the 2010 fall term, approximately 73% of our students participated in one or more Title IV programs. Findings of noncompliance also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

Rulemaking by the U.S. Department of Education could result in regulatory changes that may have a material adverse effect on our business.

The Department of Education issued on October 28, 2010 final rules that address program integrity issues for post-secondary education institutions participating in Title IV programs, most of which will take effect on July 1, 2011. The Department of Education expects to issue final rules in 2011 related to the definition of gainful employment, which will take effect on July 1, 2012. We cannot predict the substance of the final rules related to the definition of gainful employment. We filed public comments on July 30, 2010 and September 9, 2010 that collectively address issues related to incentive compensation, state authorization, substantial misrepresentation, and the definition of gainful employment under Title IV. We also raised concerns about metrics regarding gainful employment and preliminary institution-specific repayment rate data released by the Department of Education which varied from our internal analysis. According to the Department of Education’s data release on August 13, 2011, while the proposed rule evaluates eligibility on a program by program basis, Strayer University, as an institution, did not satisfy the repayment rate test. We requested additional information from the Department of Education, including through a Freedom of Information Act request to understand better their data, but to date have received no responsive information. Under the proposed regulations, if a particular program does not meet the definition of “gainful employment,” the program could be subject to increased disclosure requirements, limits on enrollment growth, termination of Title IV eligibility, and/or other consequences. On February 18, 2011, the U.S. House of Representatives, by a vote of 289-136-1, passed Amendment No. 214 to the Continuing Resolution, H.R. 1, which amendment would prohibit the Department of Education from using any appropriated funds to implement, administer, enforce or issue a final regulation defining gainful employment in the Fiscal Year ending September 30, 2011.

We cannot predict how the recently released or any other resulting regulations will be interpreted, and therefore whether the Department of Education would determine we are in compliance with these requirements. Compliance with the final rules could affect how we conduct our business, and insufficient time or lack of sufficient guidance for compliance could have a material adverse effect on our business. Uncertainty surrounding the final rules, interpretive regulations or guidance by the Department of Education may continue for some period of time and may adversely affect our business.

Congressional examination of for-profit post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.

In 2010, the U.S. Congress increased its focus on for-profit education institutions, including regarding participation in Title IV programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. Since June 2010 the HELP Committee has held hearings to examine the proprietary education sector. On August 5, 2010, the Company received a letter from Senator Tom Harkin, Chairman of the HELP Committee, requesting documents as part of a review of matters related to proprietary institutions whose students receive Title IV aid, and Strayer University is cooperating with the inquiry. Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, and the portion of federal student financial aid going to for-profit institutions. A number of legislators have variously requested the GAO to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. GAO released two reports critical of for-profit post-secondary education, including that employees at a non-random sample of 15 proprietary institutions (not Strayer University) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, and financial aid; and criticizing of the Department of Education’s efforts to enforce the ban on incentive payments. This increased activity is expected to continue and may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions. In addition, concerns generated by Congressional activity may adversely affect enrollment in and revenues of for-profit educational institutions. Limitations on the amount of federal student financial aid for which our students are eligible under Title IV could materially and adversely affect our business.

We are dependent on the renewal and maintenance of Title IV programs.

Congress historically has reauthorized the Higher Education Act, which is the law governing Title IV programs, approximately every five to six years. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the Higher Education Act in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our school and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.

We are subject to compliance reviews, which, if they resulted in a material finding of non-compliance could affect our ability to participate in Title IV programs.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and related lawsuits by government agencies, accrediting agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced plans to increase the number of program reviews by 50% to 300 in 2011. On August 5, 2010, the Department of Education notified the Company that it would conduct a program review of Strayer University’s administration of Title IV programs. The Department of Education has conducted its on-site inspection, and the results of the program review are pending. We cannot predict when the review will be completed or what the results will be. If the program review finds that we are not complying with Title IV and its implementing regulations, the Department of Education could impose sanctions or conditions that could have a material adverse effect on our operations and financial condition.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the Department of Education, we would lose our ability to participate in Title IV programs.

The loss of accreditation by the Middle States, one of the six regional accrediting agencies recognized by the Secretary of Education would, among other things, render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business.

In addition, an adverse action by Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other consequences. In June 2010, the Department of Education found that, because the Middle States Association sought to increase control over the Middle States Commission, the accrediting agency was no longer “separate and independent,” as required for recognition by the Department of Education for federal student financial aid purposes. The Department of Education required the Middle States Commission to come into compliance with that standard by December 15, 2010. The Middle States Commission informed accredited institutions in January 2011 that it had resolved the controversy with the Middle States Association. As far as we are aware, Middle States maintains its recognition by the Department of Education and is scheduled in Spring 2012 for its next review by NACIQI for renewal of recognition, as required for recognition by the Department of Education for federal student financial aid purposes.

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

As part of the program integrity regulations effective July 1, 2011, the Department of Education has adopted new regulations regarding state licensure. Under the new rules, a proprietary institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the new rules. The revised rules also specify that if an institution offers post-secondary education through distance education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state.

Strayer University has implemented a process for obtaining the required state licensure and believes that it will be in compliance with the new rules by the effective date. However, if a state in which Strayer has a physical campus or in which students taking online classes reside fails to comply with the provisions of the new rule, fails to provide the University with legal authorization, or fails to issue the requested information to provide the University with an extension under the rule, it could have a material adverse affect on our operations.

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

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On June 4, 2010, Strayer University submitted to the Department of Education its fully completed recertification application for renewal of its participation in Title IV programs. Because the recertification application was submitted more than 90 calendar days before September 30, 2010 (the term of the current agreement), the University’s eligibility to participate in federal student financial aid programs continues on a month-to-month basis while the recertification is pending with the Department of Education. We cannot predict when review of that application will be completed or what the results will be.

A failure to demonstrate administrative capability or financial responsibility may result in the loss of eligibility to participate in Title IV programs.

If we fail to maintain administrative capability as defined by the Department of Education, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. Furthermore, if we fail to demonstrate financial responsibility under the Department of Education’s regulations, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business.

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

Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year, default by the end of the second (rather than next) federal fiscal year that follows that fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of official cohort default rates calculated under the new formula are available. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates. If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s cohort default rates for the 2006, 2007, and 2008 federal fiscal years, the three most recent years for which this information is available, were 3.8%, 6.0%, and 6.7%, respectively. The average cohort default rates for proprietary institutions nationally were 9.7%, 11.0%, and 11.6% for federal fiscal years 2006, 2007, and 2008, respectively.

Our school could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of our revenues derived from those programs were too high.

A proprietary institution may lose its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenues, on a cash basis, from these programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years. Using the formula specified in the Higher Education Opportunity Act, we derived approximately 78% of our cash-basis revenues from these programs in 2009. Certain members of Congress have proposed to revise the 90/10 Rule to count DOD tuition assistance and veterans education benefits, along with Title IV revenue, toward the 90% limit. If we were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business.

Our failure to comply with the Department of Education’s incentive compensation rules could result in sanctions and other liability.

If we pay a bonus, commission or other incentive payment in violation of applicable Department of Education rules or if the Department or other third parties interpret our compensation practices as such, we could be subject to sanctions or other liability, which could have a material adverse effect on our business. The Department of Education has stated an intention to revise its internal enforcement guidance, which may result in stiffer administrative penalties for violations of the incentive payment rule.

Our failure to comply with the Department of Education’s new misrepresentation rules could result in sanctions and other liability.

The Higher Education Act prohibits an institution that participate in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s Program Integrity Regulations, effective July 1, 2011, would interpret this provision to prohibit any statement on those topics, made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that has the likelihood or tendency to confuse. In the event of substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education or other third parties interpret statements made by us or on our behalf to be in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

We are subject to sanctions if we fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

The Higher Education Act and Department of Education regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program before completing it. If refunds are not properly calculated or timely paid, we may be required to post a letter of credit with the Department of Education or be subject to sanctions or other adverse actions by the Department of Education, which could have a material adverse effect on our business.

Investigations, legislative and regulatory developments and general credit market conditions related to the student loan industry may result in fewer lenders and loan products and increased regulatory burdens and costs.

The Higher Education Opportunity Act contains new requirements pertinent to relationships between lenders and institutions. In 2009 the Department of Education promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. These developments as well as legislative and regulatory changes such as those relating to gainful employment and repayment rates creating uncertainty in the industry and general credit market conditions may cause some lenders to decide not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could reduce demand for and/or availability of private education loans, decrease Strayer University’s non-Title IV revenue and thereby increase Strayer University’s 90/10 ratio and have a material adverse effect on our business.

We rely on one or more third parties to administer our participation in Title IV programs and failure to comply with applicable regulations by a third-party or by us could cause us to lose our eligibility to participate in Title IV programs.

Global Financial Aid Services, Inc. (Global) assists us with administration of our participation in Title IV programs, and other third parties assist us with other aspects of our participation in the Title IV programs. Because Strayer University is jointly and severally liable to the Department of Education for the actions of third-party servicers, failure of such servicers to comply with applicable regulations could have a material adverse effect on Strayer University, including loss of eligibility to participate in Title IV programs. If any of the third party servicers discontinue providing such services to us, we may not be able to replace them in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with the requirements of the Title IV programs, which could adversely affect our enrollment, revenues and results of operations.

Risks Related to Our Business

Our growth rate is uncertain, and we may not be able to assess our future growth prospects effectively.

We have experienced a period of significant growth since the beginning of 2001. Over this period, we opened 75 new campuses and our revenue increased 23% between 2000 and 2010 on a compound annual basis. We increased our faculty from 430 to over 2,700. We increased our average annual student enrollment from 10,600 to 56,000. We increased our annual graduates from 2,200 to 9,000, and since 2000 we have graduated a total of approximately 51,000 students.

Our rate of growth depends on a number of factors, including many of the regulatory risks discussed above. We recently revised our 2011 business model in view of the impact of recent activity by the Department of Education and the U.S. Congress, acknowledging two quarters of lower growth in enrollments including reductions in new enrollments. In view of this, our rate of growth in 2011 is likely to be lower than in 2010. Further, until regulatory and legislative matters have been clarified, it may be difficult to assess whether there has been an impact on our long term growth prospects. We have confirmed our intention to continue to invest in new campuses and to continue to pursue our strategic goals. However, there can be no assurance as to what our growth rate will be or as to the steps we may need to take if regulatory and legislative matters are not clarified reasonably quickly or favorably.

Our strategy of opening new campuses and adding new services is dependent on our forecast of the demand for adult-focused post-secondary education and on regulatory approvals.

Establishing new locations and adding new services require us to expend significant resources, including making human capital and financial capital investments, incurring marketing expenses and reallocating other resources. Since significant growth in enrollment in new campuses is required for them to become profitable, our willingness to add new campuses depends on our ability to predict growth in enrollment. The recent activity by the Department of Education and the U.S. Congress has introduced uncertainties into our business model and has slowed our pace of opening of new campuses. To open a new location, we are required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. We cannot assure investors that we will continue to open new campus locations or add new services in the future.

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

Congressional and other governmental activities could damage the reputation of Strayer University and limit our ability to attract and retain students.

On August 5, 2010, the Company received a letter from Senator Tom Harkin, Chairman of the HELP Committee, requesting documents as part of a review of matters related to proprietary institutions whose students receive Title IV aid, and Strayer University is cooperating with the inquiry. On August 13, 2011, the Department of Education released preliminary data reflecting its calculation of a repayment rate proposed to be used in its gainful employment notice of proposed rulemaking. Although the data were preliminary in nature, the repayment rate test was neither final nor binding, and the proposed rule evaluates eligibility on a program by program basis, the data released on August 13, 2011 suggested that Strayer University, as an institution, did not satisfy the repayment rate test. We requested additional information from the Department of Education, including through a Freedom of Information Act request to understand better their data, but to date have received no responsive information. Under the proposed regulations, if a particular program does not meet the definition of “gainful employment,” the program could be subject to increased disclosure requirements, limits on enrollment growth, termination of Title IV eligibility, and/or other consequences. These and other governmental activities, even if resulting in no adverse findings or actions against Strayer, singly or cumulatively could affect public perception of investor-funded higher education, damage the reputation of Strayer University, and limit our ability to attract and retain students.

We face strong competition in the post-secondary education market.

Post-secondary education in our market area is highly competitive. We compete with traditional public and private two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of Strayer University at a lower tuition level as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary institutions. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we do. Congress, the Department of Education, and other agencies require increasing disclosure of information to consumers. While we believe that Strayer University provides valuable education to its students, we cannot predict the bases on which individual students and potential students will choose among the range of educational and other options available to them. This strong competition could adversely affect our business.

Strayer University relies on exclusive proprietary rights and intellectual property, and competitors may attempt to duplicate Strayer programs and methods.

Third parties may attempt to develop competing programs or duplicate or copy aspects of Strayer University’s curriculum, online library, quality management and other proprietary content. Any such attempt, if successful, could adversely affect our business. In the ordinary course of its business, Strayer develops intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. Such intellectual property includes but is not limited to Strayer’s courseware materials for classes taught online and business know-how and internal processes and procedures developed to respond to the requirements of its various education regulatory agencies.

Seasonal and other fluctuations in our operating results could adversely affect the trading price of our common stock.

Our business is subject to seasonal fluctuations, which cause our operating results to fluctuate from quarter to quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our common stock. We experience, and expect to continue to experience, seasonal fluctuations in our revenue. Historically, our quarterly revenues and income have been lowest in the third quarter (July through September) because fewer students are enrolled during the summer months. We also incur significant expenses in preparing for our peak enrollment in the fourth quarter (October through December), including investing in online and campus infrastructure necessary to support increased usage. These investments result in fluctuations in our operating results which could result in volatility or have an adverse effect on the market price of our common stock. In addition, the online education market is a rapidly evolving market, and we may not be able to forecast accurately future enrollment growth and revenues.

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

We may not be able successfully to complete or integrate any future acquisitions.

As part of our growth strategy, we expect to consider selective acquisitions. We cannot assure investors that we will be able to complete successfully any acquisitions on favorable terms, or that if we do, we will be able to integrate successfully the personnel, operations and technologies of any such acquisitions. Our failure to complete or integrate successfully future acquisitions could disrupt our business and materially and adversely affect our profitability and liquidity by distracting our management and employees and increasing our expenses. In addition, because an acquisition is considered a change in ownership and control of the acquired institution under applicable regulatory standards, we must seek approval from the Department of Education, if the acquired institution participates in Title IV programs, and most applicable state agencies and accrediting agencies and possibly other regulatory bodies when we acquire an institution. If we were unable to obtain such approvals of an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

There are no SEC staff comments on our periodic SEC reports which are unresolved.

Item 2.	Properties

We lease our campus and administrative facilities except for five campus facilities which we own. Our campuses are located in Alabama, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C., and our corporate headquarters is located in Virginia. Our leases generally range from five to 10 years with one to two renewal options for extended terms. As of December 31, 2010, we leased 97 campus and administrative facilities consisting of approximately 1.7 million square feet. The facilities that we own consist of approximately 110,000 square feet.

We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. We estimate that an additional 100,000 square feet will be leased in 2011.

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action styled Kinnett v. Strayer Education, Inc., et al., was filed in the United States District Court for the Middle District of Florida. On January 3, 2011, a shareholder derivative complaint styled Vakharloskaya v. Silberman et al., was filed in Florida state court in Hillsborough County, Florida. The Company believes these lawsuits to be without merit and will contest them vigorously. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not presently expect that this matter will have a material effect on its financial condition or results of operations.

Item 4.	[Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market under the symbol “STRA.” The following table sets forth, for the periods indicated, the high, low, and closing sale prices of our common stock, as reported on the NASDAQ Stock Market.

				Cash
				Dividends
	High	Low	Close	Declared

2010
First Quarter	$248.45	$190.72	$243.52	$0.75
Second Quarter	$262.44	$205.42	$207.89	$0.75
Third Quarter	$244.50	$139.96	$174.50	$0.75
Fourth Quarter	$181.99	$124.01	$152.22	$1.00
2009
First Quarter	$237.70	$143.53	$179.87	$0.50
Second Quarter	$222.00	$156.97	$218.11	$0.50
Third Quarter	$223.99	$195.48	$217.68	$0.50
Fourth Quarter	$231.36	$188.52	$212.52	$0.75

As of February 1, 2011, there were 13,269,670 shares of common stock outstanding, and approximately 67 holders of record. In addition, there are approximately 13,000 institutional and other holders of common stock whose shares are held in nominee accounts by brokers.

We have established a policy of declaring quarterly cash dividends on our common stock. Consistent with this policy, we have paid common stock dividends on a quarterly basis for over nine years. We announced in October 2010 that, commencing with our fourth quarter dividend paid on December 10, 2010, we were increasing our annual dividend by 33% to $4.00 per share from $3.00 per share. This increase in annual dividends resulted in a quarterly dividend payment of $1.00 per share. We paid $44.5 million in dividends in 2010. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will continue to be paid.

Peer Group Performance Graph

The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2005 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Apollo Group, Inc. (APOL), Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry, Inc. (DV), and ITT Educational Services, Inc. (ESI). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*
Among Strayer Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10

Strayer Education, Inc.	100	113	182	229	227	162
NASDAQ Stock Market (U.S.)	100	110	120	72	103	120
Peer Group	100	101	145	153	146	104

*	The comparison assumes $100 was invested on December 31, 2005 in our common stock, the NASDAQ Stock Market (U.S.) Index and the peer companies selected by us.

Note: Peer group consists of Apollo Group, Inc., Career Education Corporation, Corinthian Colleges, Inc., DeVry, Inc. and ITT Educational Services, Inc.

There were no sales by us of unregistered securities during the year ended December 31, 2010.

In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2010, approximately $107.7 million of our share repurchase authorization was remaining for repurchases through the end of 2011. All of our share repurchases were effected in compliance with Rule 10b-18 under the Exchange Act. Many repurchases were made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act, and we continue to have such a plan in place. This share repurchase plan and our overall share repurchase program may be modified, suspended or terminated at any time by us without notice.

A summary of our share repurchases since the inception of the plan is as follows:

	Total	Average
	number of	dollar price	Cost of share
	shares	paid per	repurchases
	repurchased	share	(millions)

2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1
2010	687,340	168.06	115.5

Total	3,141,084	$145.12	$455.8

A summary of our share repurchases during the three months ended December 31, 2010 is as follows:

	Total	Average	Remaining
	number of	dollar price	authorization
	shares	paid per	under the plan
	repurchased(1)	share	(millions)

October	37,744	$171.23	$130.1
November	257,950	138.89	107.7
December	—	—	107.7

Total	295,694	$143.02	$107.7

(1)     All shares repurchased were part of a publicly announced plan.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share, enrollment and campus data)

Income Statement Data:
Revenues	$263,648	$318,012	$396,275	$511,961	$636,732
Costs and expenses:
Instruction and educational support	91,120	108,852	130,836	166,604	205,212
Marketing and admissions	52,269	60,760	76,162	93,336	114,164
General and administration	40,723	50,843	62,426	79,667	101,585

Income from operations	79,536	97,557	126,851	172,354	215,771
Investment and other income	4,542	6,495	4,527	1,408	1,228

Income before income taxes	84,078	104,052	131,378	173,762	216,999
Provision for income taxes	31,771	39,115	50,570	68,684	85,739

Net income	$52,307	$64,937	$80,808	$105,078	$131,260

Net income per share:
Basic	$3.69	$4.56	$5.77	$7.67	$9.78
Diluted	$3.61	$4.47	$5.67	$7.60	$9.70
Weighted average shares outstanding:
Basic	14,187	14,248	14,015	13,703	13,426
Diluted(a)	14,492	14,517	14,242	13,825	13,535
Other Data:
Depreciation and amortization	$7,059	$8,523	$10,761	$13,937	$17,309
Stock-based compensation expense	$8,049	$10,207	$11,127	$10,954	$11,987
Capital expenditures	$13,183	$14,869	$20,657	$30,431	$46,015
Cash dividends per common share (paid):
Regular	$1.06	$1.31	$1.63	$2.25	$3.25
Special	—	—	$2.00	—	—
Average enrollment(b)	27,554	32,087	38,449	47,142	56,002
Campuses(c)	43	51	60	71	84
Full-time employees(d)	1,097	1,301	1,488	1,811	2,099

	At December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$128,426	$171,335	$107,331	$116,516	$76,493
Working capital(e)	122,204	131,734	112,679	105,735	62,205
Total assets	270,844	343,778	324,563	385,805	412,767
Long-term liabilities	7,689	10,922	11,663	11,745	12,644
Total liabilities	99,317	155,271	148,482	195,985	236,763
Total stockholders’ equity	171,527	188,507	176,081	189,820	176,004

(a)	Diluted weighted average shares outstanding include common shares issued and outstanding, and the dilutive impact of restricted stock and outstanding stock options using the Treasury Stock Method.

(b)	Reflects average student enrollment for the four academic terms for each year indicated.

(c)	Reflects number of campuses offering classes during the fourth quarter of each year indicated.

(d)	Reflects full-time employees including full-time faculty as of December 31 of each year.

(e)	Working capital is calculated by subtracting current liabilities from current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected Historical Financial and Other Information,” our consolidated financial statements and the notes thereto, the “Cautionary Notice Regarding Forward-Looking Statements,” Item 1A entitled “Risk Factors” and the other information appearing elsewhere, or incorporated by reference, in this Annual Report on Form 10-K.

Background and Overview

We are an education services holding company that owns Strayer University. Strayer University is an institution of higher education which offers undergraduate and graduate degree programs at 89 campuses (including three new campuses opened for the 2011 winter term and two new campuses opened for the 2011 spring term) in Alabama, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C., and worldwide via the Internet. We plan to open a total of eight new campuses in 2011, including the five that have already been opened.

As set forth below, average enrollment, full-time tuition rates, revenues, income from operations, net income, and diluted net income per share have all increased in each of the last three years.

	Year Ended December 31,
	2008	2009	2010

Average enrollment	38,449	47,142	56,002
% Change from prior year	20%	23%	19%
Full-time tuition (per course)	$1,355	$1,435	$1,515
% Change from prior year	5%	5%	5%
Revenues (in thousands)	$396,275	$511,961	$636,732
% Change from prior year	25%	29%	24%
Income from operations (in thousands)	$126,851	$172,354	$215,771
% Change from prior year	30%	36%	25%
Net income (in thousands)	$80,808	$105,078	$131,260
% Change from prior year	24%	30%	25%
Diluted net income per share	$5.67	$7.60	$9.70
% Change from prior year	27%	34%	28%

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

At the time of registration, unearned tuition (a liability) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid up front in cash. Because the University’s academic quarters coincide with the calendar quarters, tuition receivable at the end of any calendar quarter largely represents student tuition due for the following academic quarter. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due is charged against the allowance. Our bad debt expense as a percentage of revenues for the years ended December 31, 2008, 2009, and 2010 was 3.2%, 4.1% and 3.8%, respectively.

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

New Campuses

Our goal is to serve the demand for post-secondary adult education nationwide by opening new campuses every year. A new campus typically requires up to $1 million in upfront capital costs for leasehold improvements, furniture and fixtures, and computer equipment. In the first year of operation, assuming a mid-year opening, we expect to incur operating losses of approximately $1 million including depreciation related to the upfront capital costs. A new campus is typically expected to begin generating operating income on a quarterly basis in four to six quarters of operation, which is generally upon reaching an enrollment level of about 300 students. Our new campus notional model assumes an increase of average enrollment by 100-150 students per year until reaching a level of about 1,000 students. Given the potential internal rate of return achieved with each new campus opening new campuses is an important part of our strategy. We believe we have sufficient capital resources from cash, cash equivalents, marketable securities, cash generated from operating activities and availability on our credit facility (discussed below) to continue to open new campuses for at least the next 12 months.

We plan to open eight new campuses in 2011 including five already opened. We opened 13 new campuses in 2010 and 11 in 2009. See “New Campuses Opened” table in Item 1 for information regarding the locations of these new campuses.

Global Online Operations Centers

We have two Global Online Operations Centers to accommodate the demand among students who neither live nor work near a physical campus location. One operations center is located in Chantilly, Virginia and the other is located in Salt Lake City, Utah.

Results of Operations

In 2010, we generated $636.7 million in revenue, a 24% increase compared to 2009, primarily as a result of average enrollment growth of 19% and a 5% tuition increase which commenced in January 2010. Income from operations was $215.8 million in 2010, an increase of 25% compared to 2009. Net income in 2010 was $131.3 million, an increase of 25% compared to 2009. Earnings per diluted share was $9.70 in 2010 compared to $7.60 in 2009, an increase of 28%.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2008	2009	2010

Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	33.0	32.5	32.2
Marketing and admissions	19.2	18.2	17.9
General and administration	15.8	15.6	16.0

Income from operations	32.0	33.7	33.9
Investment and other income	1.2	0.2	0.2

Income before income taxes	33.2	33.9	34.1
Provision for income taxes	12.8	13.4	13.5

Net income	20.4%	20.5%	20.6%

Effective tax rate	38.5%	39.5%	39.5%

Year Ended December 31, 2010 Compared To Year Ended December 31, 2009

Enrollment.  Average enrollment increased 19% to 56,002 students for the year ended December 31, 2010 from 47,142 students for the same period in 2009. This growth is principally due to new campus openings, growth in our mature markets and an increase in the number of students in markets outside of commuting distance to a Strayer University physical campus through the University’s online programs.

Revenues.  Revenues increased 24% to $636.7 million in 2010 from $512.0 million in 2009 principally due to a 19% increase in the average enrollment and a 5% tuition increase which commenced in January 2010.

Instruction and educational support expenses.  Instruction and educational support expenses increased $38.6 million, or 23%, to $205.2 million in 2010 from $166.6 million in 2009. This increase was principally due to direct costs necessary to support the increase in student enrollments including faculty compensation, related academic staff salaries, and campus facility costs which increased $13.6 million, $8.3 million, and $6.7 million, respectively. These costs as a percentage of revenues decreased to 32.2% in 2010 from 32.5% in 2009, largely attributable to campus facility costs growing at a lower rate than tuition revenue.

Marketing and admissions expenses.  Marketing and admissions expenses increased $20.9 million, or 22%, to $114.2 million in 2010 from $93.3 million in 2009. This increase was principally due to the increased cost of advertising in new markets and the addition of admissions personnel, particularly at new campuses and for online programs, which increased $14.0 million and $5.1 million, respectively. These expenses as a percentage of revenues decreased to 17.9% in 2010 from 18.2% in 2009, largely due to personnel costs growing at a lower rate than tuition revenue.

General and administration expenses.  General and administration expenses increased $21.9 million, or 27%, to $101.6 million in 2010 from $79.7 million in 2009. The increase is largely attributable to increased employee compensation and related expenses, higher bad debt expense, and other administrative expenses (e.g., professional services, travel, etc.) which increased by $7.0 million, $3.4 million and $6.6 million, respectively. These expenses as a percentage of revenues increased to 16.0% in 2010 from 15.6% in 2009, largely attributable to employee compensation and other administrative expenses growing faster than tuition revenues.

Income from operations.  Income from operations increased $43.4 million, or 25%, to $215.8 million in 2010 from $172.4 million in 2009, because of the factors discussed above.

Investment and other income.  Investment and other income decreased $0.2 million to $1.2 million in 2010 from $1.4 million in 2009. This decrease was principally due to lower yields from our investments partly offset by a higher average cash balance and a $0.4 million gain on the sale of marketable securities in 2010.

Provision for income taxes.  Income tax expense increased $17.0 million, or 25%, to $85.7 million in 2010 from $68.7 million in 2009, primarily due to the increase in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for 2010 and 2009.

Net income.  Net income increased $26.2 million, or 25%, to $131.3 million in 2010 from $105.1 million in 2009 because of the factors discussed above.

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

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term. In 2010, enrollment by term was as follows:

2010 Enrollment by Term

Term	Enrollment

Winter	55,106
Spring	55,970
Summer	52,221
Fall	60,711
Average	56,002

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2008, 2009 and 2010:

Quarterly Revenues
(dollars in thousands)

	2008		2009		2010
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent

March 31	$97,074	24%	$124,478	24%	$157,901	25%
June 30	97,928	25	125,931	25	159,283	25
September 30	86,993	22	114,351	22	147,597	23
December 31	114,280	29	147,201	29	171,951	27

Total for Year	$396,275	100%	$511,961	100%	$636,732	100%

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and do not vary significantly on a quarterly basis.

Liquidity and Capital Resources

At December 31, 2010, we had cash, cash equivalents and marketable securities of $76.5 million compared to $116.5 million at December 31, 2009. Cash, cash equivalents, and marketable securities at December 31, 2010 included $12.4 million invested in a short-term investment grade, tax-exempt bond fund which we have subsequently sold. Most of our excess cash is invested in money market funds.

We had no debt at December 31, 2010 or at December 31, 2009. On January 3, 2011, we entered into a new $100 million unsecured revolving credit facility, which replaces our $15 million revolving credit facility. The maximum amount of borrowings available under the new revolving credit facility is $100 million, including a letter of credit subfacility of $50 million. The new revolving credit facility matures in three years.

Borrowings under the new revolving credit facility bear interest at LIBOR or a base rate plus 1.75%, although higher margins up to 2.25% may apply based on our then ratio of consolidated total debt to EBITDA (earnings before interest, taxes, depreciation and amortization, and other non-cash charges). Unused portions of the new revolving credit facility carry an annual availability fee of 0.30%, which may increase to 0.40% based on our then ratio of consolidated total debt to EBITDA. The new revolving credit facility contains customary affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default including acceleration, and borrowing conditions.

For the year ended December 31, 2010, we generated $162.8 million net cash from operating activities compared to $141.8 million for the same period in 2009. Capital expenditures were $46.0 million for the year ended December 31, 2010 compared to $30.4 million for the same period in 2009. Capital expenditures for the year ending December 31, 2011 are expected to be in the range of 5-6% of 2011 revenues inclusive of the expected openings of eight new campuses. For the year ended December 31, 2010, we paid $44.5 million in regular cash dividends and invested $115.5 million to repurchase common shares in the open market.

Commencing in the fourth quarter of 2010, we increased our annual cash dividend to $4.00 per share from $3.00 per share, or to $1.00 per share quarterly from $0.75 per share.

In 2010, bad debt expense as a percentage of revenue was 3.8% compared to 4.1% for the same period in 2009. Days sales outstanding, adjusted to exclude tuition receivable related to future quarters, was 13 days at the end of the fourth quarter 2010 compared to 14 days at the end of the fourth quarter 2009.

Currently, we invest our cash in bank overnight deposits, money market funds and a short-term tax-exempt bond fund. We believe that existing cash, cash equivalents, and marketable securities, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months.

The table below sets forth our cash and cash equivalents and marketable securities as of December 31, 2008, 2009 and 2010:

Cash and Marketable Securities
(in millions)

	At December 31,
	2008	2009	2010

Cash and cash equivalents	$56.3	$64.0	$64.1
Marketable securities (short-term bond fund)	51.0	52.5	12.4

Total	$107.3	$116.5	$76.5

	Year Ended December 31,
	2008	2009	2010

Investment and other income	$4.5	$1.4	$1.2

Contractual Obligations

The table below sets forth our contractual commitments associated with operating leases as of December 31, 2010:

	Payments Due By Period (in thousands)
		Within			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$252,871	$34,933	$69,707	$60,972	$87,259

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2010, we do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our current and future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in its investment portfolio.

Earnings from investments in bank overnight deposits, money market mutual funds and marketable securities may be adversely affected in the future should interest rates change. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2010, a 10% increase or decrease in interest rates will not have a material impact on our future earnings, fair values or cash flows related to investments in cash equivalents or interest earning marketable securities.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Strayer Education, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, Virginia
February 22, 2011

STRAYER EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2009	2010

ASSETS
Current assets:
Cash and cash equivalents	$63,958	$64,107
Marketable securities available for sale, at fair value	52,558	12,386
Tuition receivable, net of allowances for doubtful accounts of $6,175 and $7,935 in 2009 and 2010, respectively	165,142	199,600
Other current assets	8,317	10,231

Total current assets	289,975	286,324
Property and equipment, net	84,675	116,063
Deferred income taxes	9,316	8,374
Restricted cash	500	500
Other assets	1,339	1,506

Total assets	$385,805	$412,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,261	$31,280
Accrued expenses	7,794	10,512
Income taxes payable	5,100	934
Unearned tuition	149,804	181,112
Other current liabilities	281	281

Total current liabilities	184,240	224,119
Long-term liabilities	11,745	12,644

Total liabilities	195,985	236,763

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 13,957,596 and 13,316,822 shares issued and outstanding as of December 31, 2009 and 2010, respectively	140	133
Additional paid-in capital	1,157	1,206
Retained earnings	188,218	174,625
Accumulated other comprehensive income	305	40

Total stockholders’ equity	189,820	176,004

Total liabilities and stockholders’ equity	$385,805	$412,767

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended
	December 31,
	2008	2009	2010

Revenues	$396,275	$511,961	$636,732
Costs and expenses:
Instruction and educational support	130,836	166,604	205,212
Marketing and admissions	76,162	93,336	114,164
General and administration	62,426	79,667	101,585

Income from operations	126,851	172,354	215,771
Investment and other income	4,527	1,408	1,228

Income before income taxes	131,378	173,762	216,999
Provision for income taxes	50,570	68,684	85,739

Net income	$80,808	$105,078	$131,260

Net income per share:
Basic	$5.77	$7.67	$9.78
Diluted	$5.67	$7.60	$9.70
Weighted average shares outstanding:
Basic	14,015	13,703	13,426
Diluted	14,242	13,825	13,535

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended
	December 31,
	2008	2009	2010

Net income	$80,808	$105,078	$131,260
Other comprehensive income:
Unrealized (losses) gains on investments, net of taxes	(260)	384	(265)

Comprehensive income	$80,548	$105,462	$130,995

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	(Loss) Income	Total

Balance, December 31, 2007	14,426,634	$144	$87,080	$101,102	$181	$188,507
Exercise of stock options	223,000	2	10,631	—	—	10,633
Tax benefit from exercise of stock options and vesting of restricted shares	—	—	18,033	—	—	18,033
Repurchase of common stock	(603,382)	(6)	(109,119)	—	—	(109,125)
Restricted stock grants, net of forfeitures	42,937	1	(1)	—	—	—
Stock-based compensation	—	—	10,561	—	—	10,561
Common stock dividends	—	—	—	(23,076)	—	(23,076)
Change in net unrealized losses on marketable securities, net of income tax	—	—	—	—	(260)	(260)
Net income	—	—	—	80,808	—	80,808

Balance, December 31, 2008	14,089,189	141	17,185	158,834	(79)	176,081
Exercise of stock options	60,417	1	6,026	—	—	6,027
Tax benefit from exercise of stock options and vesting of restricted shares	—	—	3,011	—	—	3,011
Repurchase of common stock	(451,613)	(5)	(36,016)	(44,067)	—	(80,088)
Restricted stock grants, net of forfeitures	259,603	3	(3)	—	—	—
Stock-based compensation	—	—	10,954	—	—	10,954
Common stock dividends	—	—	—	(31,627)	—	(31,627)
Change in net unrealized gains on marketable securities, net of income tax	—	—	—	—	384	384
Net income	—	—	—	105,078	—	105,078

Balance, December 31, 2009	13,957,596	140	1,157	188,218	305	189,820
Exercise of stock options	6,667	—	452	—	—	452
Tax benefit from exercise of stock options and vesting of restricted shares	—	—	2,808	—	—	2,808
Repurchase of common stock	(687,340)	(7)	(15,198)	(100,312)	—	(115,517)
Restricted stock grants, net of forfeitures	39,899	—	—	—	—	—
Stock-based compensation	—	—	11,987	—	—	11,987
Common stock dividends	—	—	—	(44,541)	—	(44,541)
Change in net unrealized losses on marketable securities, net of income tax	—	—	—	—	(265)	(265)
Net income	—	—	—	131,260	—	131,260

Balance, December 31, 2010	13,316,822	$133	$1,206	$174,625	$40	$176,004

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2008	2009	2010

Cash flows from operating activities:
Net income	$80,808	$105,078	$131,260
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	—	248	—
Amortization of gain on sale of assets	(281)	(281)	(281)
Amortization of deferred rent	(525)	(108)	275
Gain on sale of marketable securities	(785)	—	(406)
Depreciation and amortization	10,761	13,937	17,309
Deferred income taxes	226	(2,564)	353
Stock-based compensation	10,561	10,954	11,987
Changes in assets and liabilities:
Tuition receivable, net	(30,807)	(33,684)	(34,458)
Other current assets	(2,217)	(232)	(1,153)
Other assets	(43)	(896)	(258)
Accounts payable	2,955	2,056	7,428
Accrued expenses	1,264	3,227	2,718
Income taxes payable	9,745	11,645	(1,358)
Excess tax benefits from stock-based payment arrangements	(18,033)	(3,011)	(2,808)
Unearned tuition	23,396	34,932	31,308
Deferred lease incentives	1,547	471	905

Net cash provided by operating activities	88,572	141,772	162,821

Cash flows from investing activities:
Purchases of property and equipment	(20,657)	(30,431)	(46,015)
Purchases of marketable securities	(50,969)	(1,085)	(559)
Proceeds from the sale of marketable securities	76,785	—	40,700

Net cash provided by (used in) investing activities	5,159	(31,516)	(5,874)

Cash flows from financing activities:
Regular common dividends paid	(23,076)	(31,627)	(44,541)
Special common dividends paid	(28,853)	—	—
Proceeds from exercise of stock options	10,633	6,027	452
Excess tax benefits from stock-based payment arrangements	18,033	3,011	2,808
Repurchase of common stock	(109,125)	(80,088)	(115,517)

Net cash used in financing activities	(132,388)	(102,677)	(156,798)

Net (decrease) increase in cash and cash equivalents	(38,657)	7,579	149
Cash and cash equivalents — beginning of year	95,036	56,379	63,958

Cash and cash equivalents — end of year	$56,379	$63,958	$64,107

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$811	$2,917	$5,508

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 89 campuses (including three campuses opened for the 2011 winter term and two opened for the 2011 spring term) in Alabama, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C., and worldwide via the Internet. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.

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

Marketable Securities

The Company invested some of its excess cash in a diversified, short-term, investment grade, tax-exempt bond fund. As of December 31, 2010, the Company had $12.4 million, as determined by the quoted market price, invested in this fund, which has since been liquidated. The investment is considered “available-for-sale” as it is not held for trading and will not be held to maturity, in accordance with the Investments — Debt and Equity Securities Topic, ASC 320. The Company records the net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. Accounting Standards Codification 820-10 “Fair Value Measurement” (ASC 820-10) establishes a framework for measuring fair value, establishes a fair value hierarchy based upon the observability of inputs used to measure fair value, and expands disclosures about fair value measurements.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 31, 2010, all of the Company’s investments were classified as Level 1. Items not subject to fair value reporting include cash and cash equivalents and restricted cash totaling $64.6 million.

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the year ended December 31, 2010 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the time of registration, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Revenues also include textbook-related income, application fees, placement test fees, withdrawal fees, loan administration fees and other income, which are all recognized when incurred.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. In accordance with the Property, Plant and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair-value based model. Through 2010, no such impairment loss had occurred. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $10.8 million, $13.9 million and $17.3 million for the years ended December 31, 2008, 2009, and 2010 respectively.

Construction in progress includes costs of computer software developed for internal use, and is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs, payroll and payroll-related costs for employees that are directly associated with the project are capitalized and will be amortized over the estimated useful life of the software once placed into operation.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2010 in the Consolidated Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.

Income Taxes

The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

The Fair Value Measurements and Disclosures Topic, ASC 740, requires the company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at December 31, 2010 was immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, the amount of accrued interest and penalties related to uncertain tax positions was immaterial. The tax years 2008-2010 remain open to examination by the major taxing jurisdictions in which the Company is subject.

Advertising Costs

The Company expenses advertising costs in the quarter incurred, except for costs associated with the production of television commercials which are expensed when the commercial is first aired.

Long-Term Liabilities

At December 31, 2010, the Company has no borrowings under its credit facility. Most of the Company’s long-term liabilities are for lease incentives related to the opening of new campuses, the straight-lining of rent expense and a deferred gain related to the sale and lease back of a campus facility. In conjunction with the opening of some new campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. The Company also records the non-current portion of the gain related to the sale and lease back of a campus facility as a long-term liability. (See Note 7 below for more information.)

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 13,957,596 and 13,316,822 shares were issued and outstanding as of December 31, 2009 and 2010, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Consolidated Statements of Income for each of the three years in the period ended December 31 2010, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At December 31, 2010, the Company had no issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands).

	2008	2009	2010

Weighted average shares outstanding used to compute basic earnings per share	14,015	13,703	13,426
Incremental shares issuable upon the assumed exercise of stock options	63	49	36
Unvested restricted stock	164	73	73

Shares used to compute diluted earnings per share	14,242	13,825	13,535

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

In October 2009, the FASB issue Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which provides guidance on the recognition of multiple elements within a revenue transaction. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010. The Company believes the adoption of ASU 2009-13 will not have a material impact on its financial condition, results of operations and disclosures.

3.	Investments — Marketable Securities

The cost and fair value for investments in marketable securities as of December 31, 2009 and 2010 are as follows (in thousands):

	2009	2010

Cost	$52,253	$12,346
Gross unrealized gain	305	40

Fair value	$52,558	$12,386

The Company has invested some of its excess cash in a diversified, no load, short-term, investment grade, tax-exempt bond fund. At December 31, 2010, the 1,192 issues in this fund had an average credit rating of AA, an average maturity of 1.3 years, an average duration of 1.2 years, and an average yield to maturity of 1.0%.

4.	Property and Equipment

The composition of property and equipment as of December 31, 2009 and 2010 is as follows (in thousands):

			Estimated useful life
	2009	2010	(years)

Land	$7,138	$7,138	—
Buildings and improvements	17,590	17,533	5-40
Furniture and equipment	79,713	96,776	5-7
Leasehold improvements	30,198	34,377	3-10
Construction in progress	8,665	34,769	—

	143,304	190,593
Accumulated depreciation and amortization	(58,629)	(74,530)

	$84,675	$116,063

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Construction in progress included costs associated with the construction of new campuses and corporate headquarters and the development of information technology applications. In 2009 and 2010, the Company recorded leasehold improvements of $0.4 million and $0.7 million, respectively, which were reimbursed by lessors as lease incentives. In 2009, the Company wrote-off $1.7 million in fixed assets that were fully depreciated and no longer in service. No assets were written off in 2010.

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

In October 2010, the Company’s Board of Directors approved grants of 23,502 shares of restricted stock. These shares, which vest over a four year period, were awarded to certain employees pursuant to the Plan. The Company’s stock price closed at $127.65 on the date of these restricted stock grants.

In April 2010, the Company’s Board of Directors approved grants of 3,018 shares of restricted stock. These shares, which vest over a three-year period, were awarded to various non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program. The Company’s stock price closed at $248.75 on the date of these restricted stock grants.

In February 2010, the Company’s Board of Directors approved grants of 25,219 shares of restricted stock to certain employees. These shares, which vest over a three-year period, were granted to certain employees pursuant to the Company’s annual equity compensation program. The Company’s stock price closed at $206.39 on the date of these restricted stock grants.

In February 2006, the Company’s Board of Directors approved cash payments to the holders of vested stock options in an amount equivalent to the Company’s common stock dividends. These cash payments were remitted on the same dates as the Company’s dividends and amounted to $0.6 million in 2008. The Company discontinued this form of compensation in 2009. Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient terminates his or her employment prior to vesting in the award.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock

The table below sets forth the restricted stock activity for the years ended December 31, 2008, 2009 and 2010:

	Number of	Weighted-average
	shares	grant price

Balance, December 31, 2007	225,642	$103.97
Grants	45,153	163.13
Vested shares	(146,484)	101.79
Forfeitures	(2,216)	115.73

Balance, December 31, 2008	122,095	$124.06
Grants	259,912	216.67
Vested shares	(28,970)	90.78
Forfeitures	(309)	162.10

Balance, December 31, 2009	352,728	$194.39
Grants	51,739	173.09
Vested shares	(51,187)	106.68
Forfeitures	(11,840)	176.75

Balance, December 31, 2010	341,440	$204.89

Stock Options

The table below sets forth the stock option activity for the years ended December 31, 2008, 2009 and 2010 and other stock option information at December 31, 2010:

			Weighted-
			average	Aggregate
			remaining	intrinsic
	Number of	Weighted-average	contractual	value(1)
	shares	exercise price	life (yrs.)	(in thousands)

Balance, December 31, 2007	390,084	$71.35	2.5	$38,710
Grants	—	—
Exercises	(223,000)	47.68
Forfeitures	—	—

Balance, December 31, 2008	167,084	$102.98	3.7	$18,618
Grants	—	—
Exercises	(60,417)	99.75
Forfeitures	—	—

Balance, December 31, 2009	106,667	$104.81	2.9	$11,489
Grants	—	—
Exercises	(6,667)	67.84
Forfeitures	—	—

Balance, December 31, 2010	100,000	$107.28	2.1	$4,494

Vested, December 31, 2010	100,000	$107.28	2.1	$4,494
Exercisable, December 31, 2010	100,000	$107.28	2.1	$4,494

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31 of that year. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The number of shares exercisable as of December 31, 2008, 2009 and 2010 are as follows:

	Number of	Weighted-average
	shares	exercise price

Exercisable, December 31, 2008	16,667	$64.22
Exercisable, December 31, 2009	106,667	$104.81
Exercisable, December 31, 2010	100,000	$107.28

The following table summarizes information regarding share-based payment arrangements for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	For the year ended
	December 31,
	2008	2009	2010

Proceeds from stock options exercised	$10,633	$6,027	$452
Excess tax benefits related to share-based payment arrangements	$18,033	$3,011	$2,808
Intrinsic value of stock options exercised(1)	$28,581	$6,032	$1,184

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

Valuation and Expense Information Under Stock Compensation Topic ASC 718

At December 31, 2010, total stock-based compensation cost which has not yet been recognized was $49.0 million, all for unvested restricted stock. This cost is expected to be recognized over the next 75 months on a weighted-average basis.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	2008	2009	2010

Instruction and educational support	$1,218	$1,774	$2,319
Marketing and admissions	867	127	191
General and administration	9,042	9,053	9,477

Stock-based compensation expense included in operating expense	11,127	10,954	11,987
Tax benefit	4,227	4,329	4,735

Stock-based compensation expense, net of tax	$6,900	$6,625	$7,252

7.	Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses during 2009 and 2010, the Company recorded reimbursements by the lessors for improvements made to the leased properties in the amount of $0.4 million and $0.7 million, respectively. In accordance with the Operating Leases Topic, ASC 840-20, these reimbursements were capitalized as leasehold improvements and a long-term liability established.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to 10 years. As of December 31, 2009 and 2010, the Company had deferred lease incentives of $3.7 million and $3.2 million, respectively.

Deferred Rent

In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2009 and 2010, the Company had deferred rent associated with its lease obligations of $6.2 million and $7.9 million, respectively.

Sale of Campus Building and Deferred Gain

In June 2007, the Company sold its Loudoun, Virginia campus building for $5.8 million. The Company is leasing back most of the campus building over a 10-year period. In conjunction with this sale and lease back transaction, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which is recorded as a long-term liability, was $1.8 million and $1.5 million, at December 31, 2009 and 2010, respectively.

8.	Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Effective January 1, 2011, participants may contribute up to $16,500 of their base compensation annually. Employee contributions are voluntary. Discretionary contributions were made by the Company matching 100% of employee deferrals up to 3% of the employee’s annual salary and matching an additional 50% of employee deferrals between 3% and 5% of annual salary. The Company’s contributions, which vest immediately, totaled $1.4 million, $1.8 million and $2.3 million for the years ended December 31, 2008, 2009, and 2010, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2008, 2009, and 2010 were as follows:

		Average price
	Shares purchased	per share

2008	3,208	$175.86
2009	4,084	$180.34
2010	4,836	$168.86

9.	Stock Repurchase Plan

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of common stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2010, approximately $107.7 million of the Company’s share repurchase authorization was remaining for repurchases through December 31,

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2011. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

A summary of the Company’s stock repurchase activity for the years ended December 31, 2008, 2009, and 2010, all of which was part of a publicly announced plan, is set forth in the table below:

			Amount available for
	Number of shares	Average price paid	future repurchases
	repurchased	per share	(in millions)

2008	603,382	$180.86	$70.1
2009	451,613	$177.34	$90.0
2010	687,340	$168.06	$107.7

	1,742,335	$174.90

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

As of December 31, 2010, the Company had 97 long-term, non-cancelable operating leases for campuses and other administrative locations. Rent expense was $19.7 million, $26.2 million, and $32.6 million for the years ended December 31, 2008, 2009, and 2010, respectively.

The rents on the Company’s leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2010 are as follows (in thousands):

Minimum
rental
commitments

2011	$34,933
2012	35,484
2013	34,223
2014	31,980
2015	28,992
Thereafter	87,259

Total	$252,871

At December 31, 2010, the Company had available a $15 million revolving credit facility. There have been no borrowings by the Company under this facility. On January 3, 2011, this facility was replaced with a new $100 million revolving credit facility. See Note 13 below for more information.

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

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cannot be predicted with certainty, the Company does not expect any matter will have a material effect on its financial condition or results of operations.

11.	Income Taxes

The income tax provision for the years ended December 31, 2008, 2009 and 2010 is summarized below (in thousands):

	2008	2009	2010

Current:
Federal	$41,670	$57,690	$70,967
State	8,744	13,256	14,815

Total current	50,414	70,946	85,782

Deferred:
Federal	89	(1,697)	(71)
State	67	(565)	28

Total deferred	156	(2,262)	(43)

Total provision for income taxes	$50,570	$68,684	$85,739

The tax effects of the principal temporary differences that give rise to the Company’s deferred tax assets are as follows as of December 31, 2009 and 2010 (in thousands):

	2009	2010

Tuition receivable and student loans	$2,436	$3,130
Accrued vacation payable	522	601
Deferred gain on sale of property	111	111
Unrealized gains on marketable securities	198	186

Current net deferred tax asset	3,267	4,028

Student loans	1	1
Property and equipment	(1,576)	(5,631)
Deferred leasing costs	2,420	3,013
Stock-based compensation	7,754	10,369
Deferred gain on sale of property	717	606
Other	—	16

Long-term net deferred tax asset	9,316	8,374

Net deferred tax asset	$12,583	$12,402

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2008, 2009, and 2010 is as follows:

	2008	2009	2010

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.3	4.8	4.4
Non-taxable interest income	(0.9)	(0.3)	(0.1)
Other	0.1	—	0.2

Effective tax rate	38.5%	39.5%	39.5%

Cash payments for income taxes were $40.6 million in 2008, $59.0 million in 2009, and $81.6 million in 2010.

12.	Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2009 and 2010 is as follows (in thousands except per share data):

	Quarter
2009	First	Second	Third	Fourth

Revenues	$124,478	$125,931	$114,351	$147,201
Income from operations	47,611	45,079	27,260	52,404
Net income	29,053	27,500	16,666	31,859
Net income per share:
Basic	$2.09	$2.01	$1.22	$2.34
Diluted	$2.07	$2.00	$1.21	$2.32

	Quarter
2010	First	Second	Third	Fourth

Revenues	$157,901	$159,283	$147,597	$171,951
Income from operations	59,926	58,691	38,249	58,905
Net income	36,379	35,657	23,341	35,883
Net income per share:
Basic	$2.68	$2.63	$1.73	$2.74
Diluted	$2.65	$2.60	$1.72	$2.73

13.	Subsequent Event

On January 3, 2011, the Company entered into an unsecured New Revolving Credit Facility (the “New Credit Facility”). The maximum amount of borrowings available under the New Credit Facility is $100 million, including a letter of credit subfacility of $50 million. The New Credit Facility matures in three years. Borrowings under the New Credit Facility bear interest at LIBOR or a base rate plus 1.75%, although higher margins up to 2.25% may apply based on the Company’s then ratio of consolidated total debt to EBITDA (earnings before interest, taxes, depreciation and amortization, and other non-cash charges). Unused portions of the New Credit Facility carry an annual availability fee of 0.30%, which may increase to 0.40% based on the Company’s then ratio of consolidated total debt to EBITDA. The New Credit Facility contains customary affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default including acceleration, and borrowing conditions. The New Credit Facility replaces the Company’s existing $15 million revolving credit facility.

STRAYER EDUCATION, INC.
Schedule II — Valuation and Qualifying Accounts
(in thousands)

					Bad debt
	Balance	Additions		Balance	expense as
	beginning	charged		end of	a % of
Description	of period	to expense	Deductions	period	revenue

Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2010	$6,175	$24,216	$(22,456)	$7,935	3.8%
Year ended December 31, 2009	$4,776	$20,808	$(19,409)	$6,175	4.1%
Year ended December 31, 2008	$3,206	$12,707	$(11,137)	$4,776	3.2%

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2010, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting, as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Company’s directors, executive officers, and significant employees.

Name	Age	Position

Directors:

Robert S. Silberman	53	Chairman of the Board and Chief Executive Officer

David A. Coulter	63	Presiding Independent Director

Dr. Charlotte F. Beason	63	Director

William E. Brock	80	Director

Robert R. Grusky	53	Director

Robert L. Johnson	64	Director

Todd A. Milano	58	Director

G. Thomas Waite, III	59	Director

J. David Wargo	57	Director
Executive Officers and Significant Employees:

Karl McDonnell	44	President and Chief Operating Officer

Mark C. Brown	51	Executive Vice President and Chief Financial Officer

Dr. Sondra F. Stallard	61	President, Strayer University

Dr. Michael Plater	54	Provost and Chief Academic Officer

Randi Reich Cosentino	37	Senior Vice Provost — Academic Administration

Catherine R. Guttman-McCabe	42	Senior Vice President and General Counsel, Strayer University

Sonya G. Udler	43	Senior Vice President — Corporate Communications

Directors

Mr. Robert S. Silberman has been Chairman of the Board since February 2003 and Chief Executive Officer since March 2001. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Mr. Silberman has been a Director of Strayer since March 2001. He serves on the Board of Directors of Covanta Holding Company. He also serves on the Board of Trustees of the Phillips Exeter Academy and on the Board of Visitors of The Johns Hopkins University School of Advanced International Studies. Mr. Silberman is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.

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

Mr. Coulter is a member of the Board of Directors of Sterling Financial Corporation, Webster Bank, Aeolus Re, and MBIA, Inc. In the past five years, Mr. Coulter has also served on the Board of Directors of The Irvine Company, PG&E Corporation and First Data Corporation. Mr. Coulter also serves on the Board of Trustees of Carnegie Mellon University. In addition to serving as the Presiding Independent Director, he is also Chair of the Company’s Nominating Committee and is a member of the Compensation Committee of the Board. Mr. Coulter holds a bachelor’s degree in mathematics and economics and a master’s degree in industrial administration, both from Carnegie Mellon University.

Dr. Charlotte F. Beason has been Executive Director of the Kentucky Board of Nursing since 2005. From 2004 to 2005, she was a consultant in education and health care administration. From 2000 to 2003, Dr. Beason was Chair and Vice Chair of the Commission on Collegiate Nursing Education (an autonomous agency accrediting baccalaureate and graduate programs in nursing); she is an evaluator for the Commission on Collegiate Nursing Education. From 1988 to 2004, Dr. Beason was with the Department of Veterans Affairs, first as Director of Health Professions Education Service and the Health Professional Scholarship Program, and then as Program Director, Office of Nursing Services. Dr. Beason has served on the Board since 1996 and is a member of the Nominating Committee of the Board. She is also Chairwoman of the Strayer University Board of Trustees. Dr. Beason holds a bachelor’s degree in nursing from Berea College, a master’s degree in psychiatric nursing from Boston University and a doctorate in clinical psychology and public practice from Harvard University.

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

Mr. Robert R. Grusky is the Founder and Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000 and was a Principal and Member from 2000 to 2005, and has been a Senior Advisor since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He serves on the Board of Directors of AutoNation, Inc. and AutoZone, Inc. In the past five years, he has also served on the Board of Directors of National Medical Health Card Systems, Inc. Mr. Grusky has served on the Board since 2001, and is Chair of the Audit Committee of the Board. He holds a bachelor’s degree in history from Union College and a master’s degree in business administration from Harvard University.

Mr. Robert L. Johnson is the Founder and Chairman of The RLJ Companies, which owns or holds interests in businesses operating in hotel real estate investment, private equity, consumer financial services, asset management, insurance services, automobile dealerships, sports and entertainment, and video lottery terminal gaming. Mr. Johnson is the founder of Black Entertainment Television (BET), a subsidiary of Viacom and the leading African-American operated media and entertainment company in the United States, and served as its Chief Executive Officer until January 2006. In 2002, Mr. Johnson became the first African-American majority owner of a major sports franchise, the Charlotte Bobcats of the NBA. From 1976 to 1979, he served as Vice President of Governmental Relations for the National Cable & Telecommunications Association (NCTA). Mr. Johnson also served as Press Secretary for the Honorable Walter E. Fauntroy, Congressional Delegate from the District of Columbia. He also serves on the following boards: KB Home, Lowe’s Companies, Inc., International

Management Group, NBA Board of Governors, Deutsche Bank Advisory Committee, The Business Council, and the Smithsonian Institution’s National Museum of African American History and Culture. Mr. Johnson has served on the Board since 2003, and is a member of the Nominating Committee of the Board. He holds a bachelor’s degree in social studies from the University of Illinois and a master’s degree in international affairs from the Woodrow Wilson School of Public and International Affairs at Princeton University.

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

Mr. J. David Wargo has been President of Wargo and Company, Inc., an investment management company, since 1993. Mr. Wargo is a co-founder and was a Member of New Mountain Capital, LLC, from January 2000 to 2008, and has been a Senior Advisor since then. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is a Director of Liberty Global, Inc. and Discovery Communications, Inc. In the past five years, he also served on the board of OpenTV Corporation and Fun Technologies, Inc. Mr. Wargo has served on the Board since 2001 and is a member of the Audit Committee of the Board. Mr. Wargo holds a bachelor’s degree in physics and a master’s degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master’s degree in management science from the Sloan School of Management, Massachusetts Institute of Technology.

Executive Officers and Significant Employees

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

Dr. Michael A. Plater is the Provost and Chief Academic Officer and joined Strayer University in March 2010. Prior to joining Strayer, Dr. Plater was the Dean of the College of Arts and Sciences at North Carolina A&T State University, where he managed a faculty and staff of approximately 400 people in 13 academic departments, and five affiliated academic programs. Previous to joining North Carolina A&T, Dr. Plater was at Brown University as the Associate Dean of the Graduate School. Before joining Brown, Dr. Plater taught “capstone” Business Policy/Strategic Management classes in the M.B.A. program and the introductory undergraduate management course at the University of Florida. He received a bachelor’s degree in economics from Harvard University, a master’s degree in business administration from the University of Pennsylvania, and a Ph.D. from the College of William and Mary.

Ms. Randi Reich Cosentino is Senior Vice President — Academic Administration. Ms. Cosentino has been with the University since 2001 and has served as Director of Online Operations, Director of Business Processes, Director of New Campus Openings, and as an Adjunct Faculty Member. Prior to joining Strayer, Ms. Cosentino co-founded and managed business and strategic development for Mascot Network, an application service provider serving the higher education market. Ms. Cosentino also served several years in city government with the City of New York as the Assistant Director in the Mayor’s Office of Transportation. Ms. Cosentino holds a bachelor’s degree in psychology and political science from the University of Pennsylvania and a master’s degree in business administration from Harvard University.

Ms. Catherine R. Guttman-McCabe is Senior Vice President and Deputy General Counsel of the Company and General Counsel of Strayer University. Ms. Guttman-McCabe joined Strayer in 2007 and has fifteen years of experience in higher education law. Prior to joining Strayer, Ms. Guttman-McCabe served as Associate General Counsel of Georgetown University, Counsel of Cortiva Institute, and was an Associate at Hogan & Hartson in the firm’s education and employment practice groups. Ms. Guttman-McCabe holds a bachelor’s degree in political science from Swarthmore College and a juris doctorate from Harvard Law School.

Ms. Sonya G. Udler is Senior Vice President, Corporate Communications. Ms. Udler joined Strayer in 2002, and brings more than 20 years of public relations and marketing communications experience to Strayer. For the two years prior to joining Strayer, she served as a public relations and media strategies consultant. She previously served as Senior Vice President at Young & Associates, Inc., a public relations agency, where she developed communications strategies and media programs for Bell Atlantic, Siemens, Verizon and other leading technology companies. Ms. Udler holds a bachelor’s degree in journalism from the University of Maryland.

Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2010.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the i section entitled “Beneficial Ownership of Common Stock” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2010.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(A)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(2) Financial Statement Schedule

The required financial statement schedule of the registrant is set forth under Item 8 of this report on Form 10-K.

(A)(3) Exhibits

The exhibits required to be filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAYER EDUCATION, INC.

By:	/s/ Robert S. Silberman
Robert S. Silberman
Chairman of the Board and
Chief Executive Officer

Date:   February 22, 2011

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman (Robert S. Silberman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 22, 2011

/s/ Mark C. Brown (Mark C. Brown)	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2011

/s/ Charlotte F. Beason (Charlotte F. Beason)	Director	February 22, 2011

/s/ William E. Brock (William E. Brock)	Director	February 22, 2011

/s/ David A. Coulter (David A. Coulter)	Director	February 22, 2011

/s/ Robert R. Grusky (Robert R. Grusky)	Director	February 22, 2011

SIGNATURES	TITLE	DATE

/s/ Robert L. Johnson (Robert L. Johnson)	Director	February 22, 2011

/s/ Todd A. Milano (Todd A. Milano)	Director	February 22, 2011

/s/ G. Thomas Waite, III (G. Thomas Waite, III)	Director	February 22, 2011

/s/ J. David Wargo (J. David Wargo)	Director	February 22, 2011

Exhibit Index

Exhibit Number		Description

3.1		Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 28, 2002).

3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2010).

4.1		Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on July 16, 1996).

10.1		Revolving Credit Agreement, dated January 3, 2011, among the Company, SunTrust Bank, as Administrative Agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 of Company’s Current Report on Form 8-K filed with the Commission on January 7, 2011).

10	.2†	Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 28, 2002).

10	.3†	1996 Amended Stock Option Plan (incorporated by reference to Exhibits B, C & D of the Company’s Proxy Statement (File No. 000-21039) filed with the Commission on April 3, 2006).

21.1		Subsidiaries of Registrant (incorporated by reference to Exhibit 21.01 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 28, 2002).

23	.1*	Consent of PricewaterhouseCoopers LLP.

24	.1*	Power of Attorney (included in signature page hereto).

31	.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31	.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32	.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS	XBRL Instance Document

101	.SCH	XBRL Schema Document

101	.CAL	XBRL Calculation Linkbase Document

101	.LAB	XBRL Labels Linkbase Document

101	.PRE	XBRL Presentation Linkbase Document

101	.DEF	XBRL Definition Linkbase Document

*	Filed herewith.

†	Denotes management contract or compensation plan or arrangement.