Form 10-Q
period 2011-03-31
STRAYER EDUCATION INC
filed 2011-05-02
CIK 1013934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
Commission File No. 0-21039
Strayer Education, Inc.
(Exact name of registrant as specified in this charter)

Maryland	52-1975978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2303 Dulles Station Boulevard
Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 561-1600
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 15, 2011, there were outstanding 12,242,406 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at December 31, 2010 and March 31, 2011	3

Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2011	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2010 and 2011	5

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2010 and 2011	6

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2011	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. [Removed and Reserved]	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	23

CERTIFICATIONS
EX-18.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2010	2011
ASSETS

Current assets:
Cash and cash equivalents	$64,107	$71,094
Marketable securities available for sale, at fair value	12,386	—
Tuition receivable, net of allowances for doubtful accounts of $7,935 and $6,783 at December 31, 2010 and March 31, 2011, respectively	22,011	25,711
Other current assets	10,231	11,415

Total current assets	108,735	108,220
Property and equipment, net	116,063	118,957
Deferred income taxes	8,374	7,768
Restricted cash	500	500
Other assets	1,506	2,172

Total assets	$235,178	$237,617

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,280	$27,107
Accrued expenses	10,512	5,732
Income taxes payable	934	22,715
Unearned tuition	3,523	15,331
Other current liabilities	281	281

Total current liabilities	46,530	71,166
Revolving credit facility	—	80,000
Long-term liabilities	12,644	13,148

Total liabilities	59,174	164,314

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 13,316,822 and 12,446,489 shares issued and outstanding as of December 31, 2010 and March 31, 2011, respectively	133	124
Additional paid-in capital	1,206	—
Retained earnings	174,625	73,179
Accumulated other comprehensive income	40	—

Total stockholders’ equity	176,004	73,303

Total liabilities and stockholders’ equity	$235,178	$237,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months
	ended March 31,
	2010	2011
Revenues	$157,901	$171,956
Costs and expenses:
Instruction and educational support	63,384	74,976
Marketing	13,851	16,042
Admissions advisory	6,049	7,191
General and administration	14,691	14,522

Income from operations	59,926	59,225
Investment income	244	118
Interest expense	—	183

Income before income taxes	60,170	59,160
Provision for income taxes	23,791	23,369

Net income	$36,379	$35,791

Earnings per share:
Basic	$2.68	$2.81
Diluted	$2.65	$2.80
Weighted average shares outstanding:
Basic	13,596	12,744
Diluted	13,729	12,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME
(in thousands)

	For the three months
	ended March 31,
	2010	2011
Net income	$36,379	$35,791
Other comprehensive income:
Unrealized losses on investment, net of taxes	(20)	—

Comprehensive income	$36,359	$35,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2009	13,957,596	$140	$1,157	$188,218	$305	$189,820
Exercise of stock options	6,667	—	452	—	—	452
Excess tax benefit from exercise of stock options and vesting of restricted shares	—	—	1,581	—	—	1,581
Repurchase of common stock	(66,900)	(1)	(4,623)	(10,377)	—	(15,001)
Restricted stock grants, net of forfeitures	16,774	—	—	—	—	—
Stock-based compensation	—	—	3,059	—	—	3,059
Common stock dividends	—	—	—	(10,470)	—	(10,470)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(20)	(20)
Net income	—	—	—	36,379	—	36,379

Balance at March 31, 2010	13,914,137	$139	$1,626	$203,750	$285	$205,800

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2010	13,316,822	$133	$1,206	$174,625	$40	$176,004
Tax shortfall from vesting of restricted shares	—	—	(933)	—	—	(933)
Repurchase of common stock	(936,185)	(9)	(3,165)	(124,063)	—	(127,237)
Restricted stock grants, net of forfeitures	65,852	—	—	—	—	—
Stock-based compensation	—	—	2,892	—	—	2,892
Common stock dividends	—	—	—	(13,174)	—	(13,174)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(40)	(40)
Net income	—	—	—	35,791	—	35,791

Balance at March 31, 2011	12,446,489	$124	$—	$73,179	$—	$73,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended
	March 31,
	2010	2011
Cash flows from operating activities:
Net income	$36,379	$35,791
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	—	(66)
Amortization of gain on sale of assets	(70)	(70)
Amortization of deferred rent	(105)	378
Depreciation and amortization	4,198	4,904
Amortization of deferred financing costs	—	65
Deferred income taxes	(740)	818
Stock-based compensation	3,059	2,892
Changes in assets and liabilities:
Tuition receivable, net	(2,913)	(3,700)
Other current assets	(1,043)	(1,989)
Other assets	62	17
Accounts payable	2,246	(559)
Accrued expenses	(1,039)	(4,780)
Income taxes payable	20,418	21,467
Excess tax benefits from stock-based payment arrangements	(1,581)	—
Unearned tuition	3,633	11,808
Deferred lease incentives	603	196

Net cash provided by operating activities	63,107	67,172

Cash flows from investing activities:
Purchases of property and equipment	(12,170)	(11,384)
Purchases of marketable securities	(191)	(2)
Sale of marketable securities	—	12,388

Net cash (used in) provided by investing activities	(12,361)	1,002
	[a]aa[a][a][a][a][a] [a] [a]
Cash flows from financing activities:
Common dividends paid	(10,470)	(13,174)
Proceeds from exercise of stock options	452	—
Excess tax benefits from stock-based payment arrangements	1,581	—
Repurchase of common stock	(15,001)	(127,237)
Proceeds from revolving credit facility	—	80,000
Payment of deferred financing costs	—	(776)

Net cash used in financing activities	(23,438)	(61,187)

Net increase in cash and cash equivalents	27,308	6,987
Cash and cash equivalents — beginning of period	63,958	64,107

Cash and cash equivalents — end of period	$91,266	$71,094

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$1,247	$1,894
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of March 31, 2010 and 2011 is unaudited.
1. Nature of Operations
Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 89 campuses (including three campuses opened for the 2011 winter term and two opened for the 2011 spring term) in Alabama, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Washington, D.C., and online. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.
2. Significant Accounting Policies
The consolidated financial statements include the accounts of the Company and its subsidiaries, the University and Education Loan Processing, Inc. The University is the only subsidiary that is currently active. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.
All information as of December 31, 2010 and March 31, 2010 and 2011, and for the three months ended March 31, 2010 and 2011 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.
The Company’s educational programs are offered on a quarterly basis. Approximately 98% of the Company’s revenues during the three months ended March 31, 2011 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is also recorded as unearned tuition. Revenues also include application fees, placement test fees, withdrawal fees, textbook-related income and other income, which are recognized when incurred.

Financial statement presentation
Effective during the first quarter of 2011, the Company made changes in its presentation of operating expenses and reclassified prior periods to conform to the current presentation. The Company determined that these changes would provide more meaningful information and increased transparency of its operations. There were no changes to total operating expenses or operating income as a result of these reclassifications. Below is a description of the nature of the costs included in the Company’s operating expense categories.
Instruction and educational support expenses generally contain items of expense directly attributable to educational activities of the University. This expense category includes salaries and benefits of faculty and academic administrators, as well as administrative personnel who support and serve student interests. Instruction and educational support expenses also include costs of educational supplies and facilities, including rent for campus facilities, certain costs of establishing and maintaining computer laboratories and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instruction and educational support expenses.
Marketing expenses include the costs of advertising and production of marketing materials, and related personnel costs.
Admissions advisory expenses include salaries, benefits, and related costs of personnel engaged in admissions.
General and administration expenses include salaries and benefits of management and employees engaged in accounting, human resources, legal, regulatory compliance, and other corporate functions, along with the occupancy and other related costs attributable to such functions.
The following table presents the Company’s operating expenses as previously reported and as reclassified on its unaudited condensed consolidated statements of income for the three months ended:

	March 31, 2010		June 30, 2010		September 30, 2010		December 31, 2010
	As	As	As	As	As	As	As	As
	Reported	Reclassified	Reported	Reclassified	Reported	Reclassified	Reported	Reclassified
Instruction and educational support	$48,977	$63,384	$50,101	$66,261	$49,023	$65,759	$57,111	$74,153
Marketing (1)	24,745	13,851	24,882	14,461	34,735	23,621	29,802	18,337
Admissions advisory	—	6,049	—	6,061	—	6,583	—	6,584
General and administrative	24,253	14,691	25,609	13,809	25,590	13,385	26,133	13,972

	$97,975	$97,975	$100,592	$100,592	$109,348	$109,348	$113,046	$113,046

(1)	This line item was labeled Marketing and admissions expense on an “as reported” basis in 2010. Marketing and admissions expenses related to student support services were reclassified to Instruction and educational support expense, those related to admissions were reclassified to Admissions advisory expense, and those related to corporate overhead were reclassified to General and administrative expense.
Change in accounting principle
Effective during the first quarter of 2011, the Company changed its presentation of tuition receivable and unearned tuition in its consolidated balance sheets. The Company believes that this change is preferable because it improves the comparability of results with others in the educational services industry and provides more transparency of its operations. Prior to the change, the Company recorded tuition receivable and unearned tuition upon a student’s registration. Effective with this change, the Company records tuition receivable and unearned tuition for its students upon the start of the academic term. Therefore, at the end of the quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided and unearned tuition represents advance payments from students for academic services to be provided in the future. This change has been reported retrospectively for all periods presented and had no impact on income from operations, net income, earnings per share, working capital, retained earnings, stockholders’ equity or on net cash provided by operating activities. This change did not affect the Company’s revenue recognition policies.
All prior period amounts have been reclassified to conform to the current period presentation.
3. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At March 31, 2010 and 2011, all issued and outstanding stock options were included in the calculation.
Set forth below is a reconciliation of shares used to compute earnings per share (in thousands):

	For the three months
	ended March 31,
	2010	2011
Weighted average shares outstanding used to compute basic earnings per share	13,596	12,744
Incremental shares issuable upon the assumed exercise of stock options	41	18
Unvested restricted stock	92	32

Shares used to compute diluted earnings per share	13,729	12,794

4. Revolving Credit Facility
The Company is party to a Revolving Credit Agreement dated as of January 3, 2011. The maximum amount of borrowings available under the Revolving Credit Facility is $100 million, including a letter of credit subfacility of $50 million. The Revolving Credit Facility matures in three years. Borrowings under the Revolving Credit Facility bear interest at LIBOR or a base rate plus 1.75%, although higher margins up to 2.25% may apply based on the Company’s then ratio of consolidated total debt to EBITDA (earnings before interest, taxes, depreciation and amortization, and other non-cash charges). Unused portions of the Revolving Credit Facility carry an annual availability fee of 0.30%, which may increase to 0.40% based on the Company’s then ratio of consolidated total debt to EBITDA. The Revolving Credit Facility contains customary affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default including acceleration, and borrowing conditions. Management believes the Company was in compliance with these covenants at March 31, 2011. As of March 31, 2011, the Company had outstanding debt of $80 million. On April 4, 2011, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement with maximum amount of borrowings of $200 million (see Note 9 below).
5. Stockholders’ Equity
Authorized stock
The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 13,316,822 and 12,446,489 shares were issued and outstanding as of December 31, 2010 and March 31, 2011, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Commencing in the fourth quarter of 2010, the Company increased the annual cash dividend from $3.00 to $4.00 per share, or from $0.75 to $1.00 per share quarterly.
Stock-based compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2011 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience.
Stock-based compensation plans
A total of 3,000,000 shares have been approved by the Company’s stockholders for grants under the Company’s 1996 equity compensation plan (the “Plan”). The Plan provides for the granting of stock options intended to qualify as incentive stock options and also provides for the grant of non-qualifying options and restricted stock to employees, officers and directors of the Company at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the options granted under the Plan is ten years. On April 26, 2011, the Company’s stockholders approved the adoption of the Company’s 2011 Equity Compensation Plan (See Note 9 below).
In February 2011, the Company’s Board of Directors approved grants of 67,798 shares of restricted stock to officers and other certain employees pursuant to the Company’s existing annual equity compensation program. These shares vest over a three year period. The Company’s stock price closed at $132.23 on the date of these restricted stock grants.
In April 2011, the Company awarded a total of 7,070 shares of restricted stock to various non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program. The Company’s stock price closed at $118.80 on the date of these restricted stock grants.
The table below sets forth the restricted stock activity for the three months ended March 31, 2011:

		Weighted-
	Number of shares	average grant price
Balance, December 31, 2010	341,440	$204.89
Grants	67,798	$132.23
Vested shares	(14,630)	$162.10
Forfeitures	(1,946)	$209.98

Balance, March 31, 2011	392,662	$193.84

At March 31, 2011, total stock-based compensation cost which has not yet been recognized was $54.3 million, all for unvested restricted stock. This cost is expected to be recognized over the next 68 months on a weighted-average basis. Excluding the February 2009 grant of 183,680 shares to the Company’s Chief Executive Officer, which vest on February 10, 2019, the remaining costs are expected to be recognized over the next 32 months on a weighted-average basis.
The table below sets forth the stock option activity for the three months ended March 31, 2011 and other stock option information at March 31, 2011:

			Weighted-
	Number of	Weighted-	average
	shares	average	remaining	Aggregate intrinsic
	underlying	exercise	contractual life	value(1) (in
	options	price	(yrs.)	thousands)
Balance, December 31, 2010	100,000	$107.28	2.1	$4,494
Grants	—	—
Exercises	—	—
Forfeitures	—	—

Balance, March 31, 2011	100,000	$107.28	1.8	$2,321

Vested, March 31, 2011	100,000		1.8	$2,321
Exercisable, March 31, 2011	100,000		1.8	$2,321

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the respective trading day. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
The following table summarizes information regarding all share-based payment arrangements for the three months ended March 31, 2010 and 2011 (in thousands):

	For the three months ended
	March 31,
	2010	2011
Proceeds from stock options exercised	$452	$—
Excess tax benefits (shortfall) related to exercise of stock options and vesting of restricted stock	$1,581	$(933)
Intrinsic value of stock options exercised (1)	$1,184	$—

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

Valuation and Expense Information Under Stock Compensation Topic ASC 718
The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2010 and 2011 by expense line item (in thousands):

	For the three months
	ended March 31,
	2010	2011
Instruction and educational support	$615	$852
Marketing	22	16
Admissions advisory	—	—
General and administration	2,422	2,024

Stock-based compensation expense included in operating expense	3,059	2,892
Tax benefit	1,209	1,142

Stock-based compensation expense, net of tax	$1,850	$1,750

6. Long-Term Liabilities
Lease Incentives
In conjunction with the opening of new campuses and the renovating of existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2010 and March 31, 2011, the Company had deferred lease incentives of $3.2 million and $3.1 million, respectively.
Deferred Rent
In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2010 and March 31, 2011, the Company had deferred rent associated with its lease obligations of $7.9 million and $8.6 million, respectively.
Sale of Campus Building and Deferred Gain
In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which is recorded as a long-term liability, was $1.5 million and $1.4 million, at December 31, 2010 and March 31, 2011, respectively.

7. Income Taxes
The Fair Value Measurements and Disclosures Topic, ASC 740, requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at March 31, 2011 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2008-2010 remain open to examination by the major taxing jurisdictions in which the Company is subject.
8. Litigation
From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action was filed in the United States District Court for the Middle District of Florida. On April 19, 2011, the Company filed a motion to dismiss the complaint. On January 3, 2011, a shareholder derivative complaint was filed in Florida state court in Hillsborough County, Florida. On or about March 29, 2011, the plaintiff and Strayer jointly submitted to the Florida state court a stipulation recognizing that Fairfax, Virginia is a more appropriate forum for this litigation. On April 4, 2011, plaintiff filed a complaint in the Circuit Court of Fairfax County. The Company believes these lawsuits are without merit and will contest them vigorously. While the outcome of any legal proceeding cannot be predicted with certainty, the Company does not expect these matters will have a material effect on its financial condition or results of operations.
9. Subsequent Events
Revolving Credit Facility and Term Loan Agreement
On April 4, 2011, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Facility”) providing for a $100.0 million revolving credit facility and a $100.0 million term loan facility. The revolving portion of the Credit Facility, which includes a letter of credit subfacility of $50.0 million, matures on March 31, 2014, and amends and subsumes (as part of the new facility) the Company’s existing $100.0 million revolving credit agreement. The term loan portion of the Credit Facility matures on March 31, 2014, and, commencing December 31, 2011, includes required quarterly amortization payments in the amount of $2.5 million on December 31, 2011, $5.0 million on March 31, 2012, and $7.5 million on June 30, 2012, and at the end of each quarter thereafter prior to the final maturity date.
Borrowings under the Credit Facility bear interest at LIBOR or a base rate plus a margin ranging from 2.25% to 2.75%, depending on the Company’s leverage ratio. For the $100.0 million term loan facility, the Company entered into an interest rate swap arrangement that fixes its interest rate on the term loan facility at approximately 3.6% rather than being subject to fluctuations in the LIBOR rate. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving credit facility. The Credit Facility contains customary affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Credit Facility.
The Credit Facility is secured by substantially all of the personal property assets of the Company and its subsidiaries.
2011 Equity Compensation Plan
On April 26, 2011, the Company’s stockholders approved the Strayer Education, Inc. 2011 Equity Compensation Plan which increased the number of shares available for issuance as equity compensation by 300,000 shares.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Cautionary Notice Regarding Forward Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the safe harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, uncertainties and risks include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, rulemaking by the Department of Education and increased focus by the U. S. Congress on for-profit education institutions, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks relating to the timing of regulatory approvals, our ability to continue to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s annual report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward looking statements, except as may be required by law.
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
Results of Operations
In the first quarter of 2011, we generated $172.0 million in revenue, an increase of 9% compared to the same period in 2010, as a result of enrollment growth of 4% and a 5% tuition increase at the beginning of 2011. Income from operations was $59.2 million for the first quarter of 2011, a decrease of 1% compared to the same period in 2010. Net income was $35.8 million in the first quarter of 2011, a decrease of 2% compared to the same period in 2010. Diluted earnings per share was $2.80 in the first quarter of 2011 compared to $2.65 in the same period in 2010, an increase of 6%, reflecting a lower share count due to share repurchases.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Enrollment. Enrollment at Strayer University for the 2011 winter term, which began January 11, 2011 and ended March 29, 2011, increased 4% to 57,608 students compared to 55,106 students for the same term in 2010. Across the Strayer University campus and online system, new student enrollments decreased approximately 20% and continuing student enrollments increased approximately 10%. Global online enrollments increased 10%, while students taking 100% of their classes online (including campus based students) was essentially unchanged.
Revenues. Revenues increased 9% to $172.0 million in the first quarter of 2011 from $157.9 million in the first quarter of 2010, principally due to a 4% increase in enrollment and a 5% tuition increase at the beginning of 2011.
Instruction and educational support expenses. Instruction and educational support expenses increased $11.6 million, or 18%, to $75.0 million in the first quarter of 2011 from $63.4 million in the first quarter of 2010. This increase was principally due to direct costs necessary to support the increase in student enrollments and new campuses, including faculty and related academic staff compensation, campus facility costs, and bad debt expense, which increased $6.5 million, $1.7 million, and $1.0 million, respectively. Instruction and educational support expenses as a percentage of revenues increased to 43.6% in the first quarter of 2011 from 40.1% in the first quarter of 2010, largely due to faculty and facility costs growing at a higher rate than tuition revenue.
Marketing expenses. Marketing expenses increased $2.1 million, or 16%, to $16.0 million in the first quarter of 2011 from $13.9 million in the first quarter of 2010. This increase was principally due to the direct costs required to build the Strayer University brand and attract prospective students. Marketing expenses as a percentage of revenues increased to 9.3% in the first quarter of 2011 from 8.8% in the first quarter of 2010.
Admissions advisory expenses. Admissions advisory expenses increased $1.2 million, or 19% to $7.2 million in the first quarter of 2011 from $6.0 million in the first quarter of 2010. This increase was principally due to the addition of admissions personnel, particularly at new campuses. Admissions advisory expenses as a percentage of revenues increased to 4.2% in the first quarter of 2011 from 3.8% in the first quarter of 2010.
General and administration expenses. General and administration expenses decreased $0.2 million, or 1%, to $14.5 million in the first quarter of 2011 from $14.7 million in the first quarter of 2010. General and administration expenses as a percentage of revenues decreased to 8.4% in the first quarter of 2011 from 9.3% in the first quarter of 2010 as employee compensation grew at a slower rate than revenues.
Income from operations. Income from operations decreased $0.7 million, or 1%, to $59.2 million in the first quarter of 2011 from $59.9 million in the first quarter of 2010, due to the aforementioned factors.
Investment income. Investment income decreased $0.1 million to $0.1 million in the first quarter of 2011 from $0.2 million in the first quarter of 2010. The decrease was principally due to a lower average cash balance and lower investment yields, partly offset by a gain on sale of marketable securities.

Interest expense. Interest expense increased to $0.2 million due to borrowings against the new revolving credit facility. There were no borrowings in the first quarter of 2010.
Provision for income taxes. Income tax expense decreased $0.4 million, or 2%, to $23.4 million in the first quarter of 2011 from $23.8 million in the first quarter of 2010, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for each of the first quarters of 2010 and 2011.
Net income. Net income decreased $0.6 million, or 2%, to $35.8 million in the first quarter of 2011 from $36.4 million in the first quarter of 2010, because of the factors discussed above.
Liquidity and Capital Resources
At March 31, 2011, we had cash and cash equivalents of $71.1 million compared to $76.5 million at December 31, 2010, and $144.0 million at March 31, 2010. At March 31, 2011, most of our excess cash was invested in both taxable and tax-exempt money market funds.
On January 3, 2011, we entered into an unsecured new revolving credit facility with maximum amount of borrowings available of $100 million and a three year term. At March 31, 2011, we had $80 million outstanding under this facility. On April 4, 2011, we entered into an amended and restated revolving credit and term loan agreement. This credit facility, which is secured by our assets, provides for a $100 million revolving credit facility and $100 million term loan facility with a maturity date of March 31, 2014. Proceeds from the term loan were used to pay off the $80 million outstanding at March 31, 2011 under the original revolving credit facility.
For the three months ended March 31, 2011, we reported $67.2 million net cash from operating activities compared to $63.1 million for the same period in 2010. Capital expenditures were $11.4 million for the quarter ended March 31, 2011 compared to $12.2 million for the same period in 2010. During the quarter ended March 31, 2011, we paid a regular, quarterly common stock dividend of $13.2 million ($1.00 per share). During the three months ended March 31, 2011, we invested $127.2 million to repurchase approximately 936,000 shares of common stock at an average price of $135.91 per share as part of a previously announced common stock repurchase authorization. Our remaining authorization for common stock repurchases was approximately $80.5 million at March 31, 2011.
In the first quarter of 2011, bad debt expense as a percentage of revenues was 3.5% compared to 3.2% for the same period in 2010. Days sales outstanding was 13 days at the end of the first quarter of 2011 compared to 12 days at the end of the first quarter of 2010.
Currently, we invest our cash in bank overnight deposits and money market funds. In addition, effective April 4, 2011, we have available a $100 million revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months.
The table below sets forth our contractual commitments, including our revolving credit facility, as of March 31, 2011. Although they have historically been paid, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$249,292	$35,440	$69,330	$60,313	$84,209
Revolving credit facility	80,000	—	80,000	—	—

Total	$329,292	$35,440	$149,330	$60,313	$84,209

New Campuses
We have a total of 89 campuses (including three new campuses opened for the 2011 winter term and two new campuses opened for the 2011 spring term) in Alabama, Arkansas, Delaware, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C. We plan to open a total of eight new campuses in 2011, including the five that have already been opened.
Program Review Update
On March 25, 2011, the Company received a preliminary program review report from the Department of Education indicating its position that Strayer University’s Associate in Arts in General Studies program is not an eligible program under Title IV of the Higher Education Act of 1965. The Company disagrees with this preliminary finding and is communicating with the Department to resolve the matter.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
The Company is subject to the impact of interest rate changes. The Company invests its excess cash in bank overnight deposits and money market funds. Earnings from investments in bank overnight deposits and money market mutual funds may be adversely affected in the future should interest rates change. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2011, a 1% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
Changing interest rates could also have a negative impact on the amount of interest expense the Company incurs. On April 4, 2011, the Company entered into a three year Amended and Restated Revolving Credit and Term Loan Agreement providing for $100 million revolving credit facility and $100 million term loan facility, of which the Company has borrowed $100 million. Borrowings under the $100 million credit facility bear interest at LIBOR or a base rate plus a margin ranging from 2.25% to 2.75%, depending on the Company’s leverage ratio. Also on April 4, 2011, the Company entered into an interest rate swap arrangement for the $100 million term loan facility that fixes its interest rate on the term loan facility at approximately 3.6% for the duration of the term loan. Although an increase in LIBOR would not affect interest expense on the term loan, it would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, the Company would incur an incremental $1.0 million in interest expense per year assuming the entire $100 million revolving credit facility were utilized.

ITEM 4: CONTROLS AND PROCEDURES
a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of March 31, 2011, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action styled Kinnett v. Strayer Education, Inc., et al., was filed in the United States District Court for the Middle District of Florida. On April 19, 2011, the Company filed a motion to dismiss the complaint. On January 3, 2011, a shareholder derivative complaint styled Vakharloskaya v. Silberman et al., was filed in Florida state court in Hillsborough County, Florida. On or about March 29, 2011, the plaintiff and Strayer jointly submitted to the Florida state court a stipulation recognizing that Fairfax, Virginia is a more appropriate forum for this litigation. On April 4, 2011, plaintiff filed a complaint in the Circuit Court of Fairfax County. The Company believes these lawsuits to be without merit and will contest them vigorously. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not presently expect that this matter will have a material effect on its financial condition or results of operations.

Item 1A.	Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business. There have been no material changes to the risk factors previously described in Part I, Item 1A included in the

Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Those risks are incorporated herein by this reference. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2011, the Company invested $127.2 million to repurchase shares of common stock under its repurchase program.(1) The Company’s remaining authorization for common stock repurchases was $80.5 million at March 31, 2011 for use during the remainder of 2011. A summary of the Company’s share repurchases during the quarter is set forth below:

				Approximate
				dollar value of
				shares that
			Total number of	may yet be
	Total		shares purchased	purchased
	number of	Average	as part of publicly	under the plans
	shares	price paid	announced plans	or programs
	purchased	per share	or programs	($ mil)
Beginning Balance (at 12/31/10)				$107.7
January	38,057	$118.76	38,057	$100.2
February	123,175	129.86	123,175	$187.2
March	774,953	137.71	774,953	$80.5

Total (at 3/31/11)	936,185	$135.91	936,185	$80.5

(1)	The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date, including on February 15, 2011 when the Board of Directors increased the amount authorized by an additional $100.0 million for 2011.

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	[Removed and Reserved]

Item 5.	Other Information.
None

Item 6.	Exhibits.

10.1	Amended and Restated Revolving Credit and Term Loan Agreement, dated April 4, 2011, among the Company, SunTrust Bank, as Administrative Agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

18.1	Preferability Letter from Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document

101.	SCH XBRL Schema Document

101.	CAL XBRL Calculation Linkbase Document

101.	LAB XBRL Labels Linkbase Document

101.	PRE XBRL Presentation Linkbase Document

101.	DEF XBRL Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAYER EDUCATION, INC.

By:	/s/ Mark C. Brown Mark C. Brown
Executive Vice President and
Chief Financial Officer

Date:	May 2, 2011

Exhibit Index

Exhibit	Description
10.1	Amended and Restated Revolving Credit and Term Loan Agreement, dated April 4, 2011, among the Company, SunTrust Bank, as Administrative Agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2011).

18.1	Preferability Letter from Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document