Form 10-Q
period 2011-06-30
STRAYER EDUCATION INC
filed 2011-08-01
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of July 22, 2011, there were outstanding 12,008,763 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2010	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$64,107	$50,558
Marketable securities available for sale, at fair value	12,386	—
Tuition receivable, net of allowances for doubtful accounts of $7,935 and $6,982 at December 31, 2010 and June 30, 2011, respectively	22,011	22,349
Other current assets	10,231	10,884

Total current assets	108,735	83,791
Property and equipment, net	116,063	120,774
Deferred income taxes	8,374	8,679
Restricted cash	500	500
Other assets	1,506	3,610

Total assets	$235,178	$217,354

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,280	$31,983
Accrued expenses	10,512	3,632
Income taxes payable	934	5,619
Unearned tuition	3,523	8,026
Other current liabilities	281	281
Current portion of term loan	—	15,000

Total current liabilities	46,530	64,541
Revolving credit facility	—	15,000
Term loan, less current portion	—	85,000
Other long-term liabilities	12,644	14,446

Total liabilities	59,174	178,987

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 13,316,822 and 12,008,763 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	133	120
Additional paid-in capital	1,206	2,438
Retained earnings	174,625	36,454
Accumulated other comprehensive income	40	(645)

Total stockholders’ equity	176,004	38,367

Total liabilities and stockholders’ equity	$235,178	$217,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2011	2010	2011

Revenues	$159,283	$163,789	$317,184	$335,745
Costs and expenses:
Instruction and educational support	66,261	76,373	129,645	151,349
Marketing	14,461	16,241	28,312	32,283
Admissions advisory	6,061	6,450	12,110	13,641
General and administration	13,809	14,580	28,500	29,102

Income from operations	58,691	50,145	118,617	109,370
Investment income	247	26	491	144
Interest expense	—	1,167	—	1,350

Income before income taxes	58,938	49,004	119,108	108,164
Provision for income taxes	23,281	19,357	47,072	42,726

Net income	$35,657	$29,647	$72,036	$65,438

Earnings per share:
Basic	$2.63	$2.54	$5.30	$5.36
Diluted	$2.60	$2.53	$5.25	$5.34
Weighted average shares outstanding:
Basic	13,563	11,692	13,580	12,215
Diluted	13,704	11,737	13,716	12,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE

INCOME

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2011	2010	2011
Net income	$35,657	$29,647	$72,036	$65,438
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	—	(645)	—	(645)
Unrealized gain (loss) on investment, net of income tax	—	—	(20)	(40)

Comprehensive income	$35,657	$29,002	$72,016	$64,753

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income (Loss)
Balance at December 31, 2009	13,957,596	$140	$1,157	$188,218	$305	$189,820
Exercise of stock options	6,667	—	452	—	—	452
Tax benefits (shortfall) associated with stock based compensation arrangements	—	—	1,676	—	—	1,676
Repurchase of common stock	(96,100)	(1)	(8,681)	(13,321)	—	(22,003)
Restricted stock grants, net of forfeitures	19,505	—	—	—	—	—
Stock-based compensation	—	—	6,097	—	—	6,097
Common stock dividends	—	—	—	(20,897)	—	(20,897)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(20)	(20)
Net income	—	—	—	72,036	—	72,036

Balance at June 30, 2010	13,887,668	$139	$701	$226,036	$285	$227,161

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income (Loss)
Balance at December 31, 2010	13,316,822	$133	$1,206	$174,625	$40	$176,004
Tax benefits (shortfall) associated with stock based compensation arrangements	—	—	(872)	—	—	(872)
Repurchase of common stock	(1,370,121)	(14)	(4,224)	(178,426)	—	(182,664)
Restricted stock grants, net of forfeitures	62,062	1	—	—	—	1
Stock-based compensation	—	—	6,328	—	—	6,328
Common stock dividends	—	—	—	(25,183)	—	(25,183)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(40)	(40)
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(645)	(645)
Net income	—	—	—	65,438	—	65,438

Balance at June 30, 2011	12,008,763	$120	$2,438	$36,454	$(645)	$38,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30,
	2010	2011

Cash flows from operating activities:
Net income	$72,036	$65,438
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	—	(66)
Amortization of gain on sale of assets	(141)	(140)
Amortization of deferred rent	(97)	599
Depreciation and amortization	8,502	10,165
Amortization of deferred financing costs	—	264
Deferred income taxes	(2,340)	(256)
Stock-based compensation	6,097	6,328
Changes in assets and liabilities:
Tuition receivable, net	(1,285)	(338)
Other current assets	(1,618)	(874)
Other assets	87	36
Accounts payable	4,797	3,944
Accrued expenses	2,042	(6,880)
Income taxes payable	(643)	4,433
Excess tax benefits from stock-based payment arrangements	(1,676)	—
Unearned tuition	1,431	4,503
Deferred lease incentives	662	277

Net cash provided by operating activities	87,854	87,433

Cash flows from investing activities:
Purchases of property and equipment	(22,647)	(18,062)
Purchases of marketable securities	(383)	(2)
Proceeds from the sale of marketable securities	—	12,388

Net cash used in investing activities	(23,030)	(5,676)

Cash flows from financing activities:
Common dividends paid	(20,897)	(25,183)
Proceeds from exercise of stock options	452	—
Excess tax benefits from stock-based payment arrangements	1,676	—
Repurchase of common stock	(22,003)	(182,664)
Proceeds from revolving credit facility	—	95,000
Payments on revolving credit facility	—	(80,000)
Proceeds from term loan	—	100,000
Payment of deferred financing costs	—	(2,459)

Net cash used in financing activities	(40,772)	(95,306)

Net increase (decrease) in cash and cash equivalents	24,052	(13,549)
Cash and cash equivalents – beginning of period	63,958	64,107

Cash and cash equivalents – end of period	$88,010	$50,558

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$1,793	$2,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information as of June 30, 2010 and 2011 is unaudited.

1. Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 92 campuses (including three new campus opened for the 2011 fall term) in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Washington, D.C., and online. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.

2. Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its subsidiaries, the University and Education Loan Processing, Inc. The University is the only entity that is currently active. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

All information as of December 31, 2010 and June 30, 2010 and 2011, and for the three and six months ended June 30, 2010 and 2011 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s educational programs are offered on a quarterly basis. Approximately 98% of the Company’s revenues during the six months ended June 30, 2011 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as unearned tuition. Revenues also include application fees, placement test fees, withdrawal fees, textbook-related income and other income, which are recognized when incurred.

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

The following table presents the Company’s operating expenses as previously reported and as reclassified on its unaudited condensed consolidated statements of income for each of the three months ended:

	March 31, 2010		June 30, 2010		September 30, 2010		December 30, 2010
	As Reported	As Reclassified	As Reported	As Reclassified	As Reported	As Reclassified	As Reported	As Reclassified
Instruction and educational support	$48,977	$63,384	$50,101	$66,261	$49,023	$65,759	$57,111	$74,153
Marketing (1)	24,745	13,851	24,882	14,461	34,735	23,621	29,802	18,337
Admissions advisory	—	6,049	—	6,061	—	6,583	—	6,584
General and administration	24,253	14,691	25,609	13,809	25,590	13,385	26,133	13,972

	$97,975	$97,975	$100,592	$100,592	$109,348	$109,348	$113,046	$113,046

(1)	This line item was labeled Marketing and admissions expense on an “as reported” basis in 2010. Marketing and admissions expenses related to student support services were reclassified to Instruction and educational support expense, those related to admissions to admissions advisory, and those related to corporate overhead were reclassified to General and administration expense in 2010.

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

Accounting for Derivatives Instruments and Hedging Activities

On the date that the Company enters into a derivative contract, it designates the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash flow hedge). All derivatives are recognized in the balance sheet at their fair value.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded, net of income tax, in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively.

3. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur assuming vesting, conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock options was determined using the treasury stock method. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. At June 30, 2010 and 2011, all issued and outstanding stock options were included in the calculation.

Set forth below is a reconciliation of shares used to compute earnings per share (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2011	2010	2011
Weighted average shares outstanding used to compute basic net income per share	13,563	11,692	13,580	12,215
Incremental shares issuable upon the assumed exercise of stock options	41	15	41	16
Unvested restricted stock	100	30	95	32

Shares used to compute diluted earnings per share	13,704	11,737	13,716	12,263

The decrease in weighted average shares outstanding during the three and six months ended June 30, 2011 is due primarily to stock repurchases by the Company.

4. Term Loan and Revolving Credit Facility

On January 3, 2011, the Company entered into a $100 million revolving credit agreement. On April 4, 2011, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Facility”) providing for a $100 million revolving credit facility and a $100 million term loan facility. The revolving portion of the Credit Facility, which includes a letter of credit subfacility of $50 million, matures on March 31, 2014, and amends and subsumes (as part of the new facility) the Company’s previous $100 million revolving credit agreement. The term loan portion of the Credit Facility matures on March 31, 2014, and, commencing December 31, 2011, includes required quarterly amortization payments in the amount of $2.5 million on December 31, 2011, $5.0 million on March 31, 2012, and $7.5 million on June 30, 2012, and at the end of each quarter thereafter prior to the final maturity date.

Borrowings under the Credit Facility bear interest at LIBOR or a base rate plus a margin ranging from 2.25% to 2.75%, depending on the Company’s leverage ratio. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving credit facility. The Credit Facility is secured by substantially all of the personal property assets of the Company and its subsidiaries. The Credit Facility contains customary affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Credit Facility. The Company was in compliance with all the terms of the Credit Facility at June 30, 2011.

As of June 30, 2011, the Company had outstanding $100 million under the term loan facility and $15 million under the revolving credit facility. On July 18, 2011, the Company repaid $15.0 million representing the entire outstanding amount of the revolving credit facility.

Interest Rate Swap

On April 4, 2011, the Company entered into an interest rate swap arrangement (the “Swap”) in order to minimize the interest rate exposure on the entire balance of the term loan facility. The interest rate swap fixes the variable interest rate on the associated debt at approximately 3.6% rather than being subject to fluctuations in the LIBOR rate. The term of the Swap is three years, matching the term of the underlying term loan facility. The Swap has been designated as a cash flow hedge and has been deemed effective in accordance with the Derivatives and Hedging Topic, ASC 815. The Company expects the Swap to continue to be deemed effective for the duration of the Swap.

5. Fair Value Measurement

The Fair Value Measurement Topic, ASC 820-10, establishes a framework for measuring fair value, establishes a fair value hierarchy based upon the observability of inputs used to measure fair value, and expands disclosures about fair value measurements. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Under ASC 820-10, fair value of an investment is the price that would be received to sell an asset or to transfer a liability to an entity in an orderly transaction between market participants at the measurement date. The hierarchy gives the highest priority to financial assets with readily available quoted prices in an active market and lowest priority to unobservable inputs which require a higher degree of judgment when measuring fair value, with Level 1 investments using quoted prices in active markets for identical assets or liabilities as of the measurement date. Level 2 investments include financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. The Company had no Level 3 investments at December 31, 2010 or June 30, 2011. There were no transfers of investments between Level 1 and Level 2 during the three and six months ended June 30, 2010 and 2011.

The Company holds some of its excess cash in both taxable and tax-exempt money market funds which are classified as Level 1. At December 31, 2010 and June 30, 2011, the Company held $55.8 million and $44.4 million, respectively, in these mutual funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets.

At June 30, 2011, the Swap was classified as Level 2 and was valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments. The Company’s calculation of the fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. The Company’s calculation of the fair value of Level 2 financial assets and liabilities takes into consideration the risk of nonperformance, including counterparty credit risk.

At June 30, 2011, the notional amount of the Swap was $100 million and the fair value was $1.1 million, which is included in other long-term liabilities in the accompanying unaudited consolidated balance sheets. The Company records the changes in fair value of the Swap as a component of accumulated other comprehensive income in stockholders’ equity. The change in fair value of the Swap recognized during the three and six months ended June 30, 2011 was $0.6 million, net of income tax.

6. Stockholders’ Equity

Authorized stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 13,316,822 and 12,008,763 shares were issued and outstanding as of December 31, 2010 and June 30, 2011, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Commencing in the fourth quarter of 2010, the Company increased the annual cash dividend from $3.00 to $4.00 per share, or from $0.75 to $1.00 per share quarterly.

Stock-based compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2011, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience.

Stock-based compensation plans

In April 2011, the Company’s stockholders approved the Strayer Education, Inc. 2011 Equity Compensation Plan (the “Plan”), which increased the number of shares available for issuance as equity compensation by 300,000 shares. In addition, shares available for issuance under the Strayer Education, Inc. 1996 Stock Option Plan are available for issuance under the Plan, for a total of approximately 350,000 shares available for issuance as equity compensation under the Plan. The Plan provides for the granting of restricted stock, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the Plan is ten years.

In February 2011, the Company’s Board of Directors approved grants of 67,798 shares of restricted stock to officers, employees and certain other individuals pursuant to the Company’s 1996 Stock Option Plan. These shares vest over a three year period. The Company’s stock price closed at $132.23 on the date of these restricted stock grants.

In April 2011, the Company awarded a total of 7,070 shares of restricted stock to various non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program. These shares vest over a three year period. The Company’s stock price closed at $118.80 on the date of these restricted stock grants.

The table below sets forth the restricted stock activity for the six months ended June 30, 2011:

	Number of shares	Weighted- average grant price
Balance, December 31, 2010	341,440	$204.89
Grants	74,868	$130.96
Vested shares	(17,574)	$131.31
Forfeitures	(12,806)	$150.62

Balance, June 30, 2011	385,928	$193.90

At June 30, 2011, total stock-based compensation cost which has not yet been recognized was $50.6 million, all for unvested restricted stock. This cost is expected to be recognized over the next 66 months on a weighted-average basis. Excluding the February 2009 grant of 183,680 shares to the Company’s Chief Executive Officer, which are subject to performance-based criteria and vest on February 10, 2019, the remaining costs are expected to be recognized over the next 29 months on a weighted-average basis.

The table below sets forth the stock option activity for the six months ended June 30, 2011 and other stock option information at June 30, 2011:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (yrs.)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2010	100,000	$107.28	2.1	$4,494
Grants	—	—
Exercises	—	—
Forfeitures	—	—

Balance, June 30, 2011	100,000	$107.28	1.6	$1,911

Vested, June 30, 2011	100,000		1.6	$1,911
Exercisable, June 30, 2011	100,000		1.6	$1,911

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the respective trading day. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

The following table summarizes information regarding all share-based payment arrangements for the six months ended June 30, 2010 and 2011 (in thousands):

	For the six months ended June 30,
	2010	2011
Proceeds from stock options exercised	$452	$—
Excess tax benefits (shortfall) related to share-based payment arrangements	$1,676	$(872)
Intrinsic value of stock options exercised (1)	$1,184	$—

(1)	Intrinsic value of stock options exercised is calculated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

Valuation and Expense Information under Stock Compensation Topic ASC 718

The following table summarizes the stock-based compensation expense recorded for the three and six months ended June 30, 2010 and 2011 by expense line item (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2011	2010	2011
Instruction and educational support	$577	$972	$1,178	$1,823
Marketing	40	16	110	35
Admissions advisory	—	—	—	—
General and administration	2,421	2,447	4,809	4,470

Stock-based compensation expense included in operating expense	3,038	3,435	6,097	6,328
Tax benefit	1,200	1,357	2,408	2,500

Stock-based compensation expense, net of tax	$1,838	$2,078	$3,689	$3,828

7. Other Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses and renovating existing ones, the Company may be reimbursed by lessors for improvements made to the leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2010 and June 30, 2011, the Company had deferred lease incentives of $3.2 million and $2.9 million, respectively.

Deferred Rent

In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2010 and June 30, 2011, the Company had deferred rent associated with its lease obligations of $7.9 million and $9.0 million, respectively.

Sale of Campus Building and Deferred Gain

In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which was $1.5 million and $1.4 million at December 31, 2010 and June 30, 2011, respectively, is recorded as a long-term liability.

8. Income Taxes

The Fair Value Measurements and Disclosures Topic, ASC 740, requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at June 30, 2011 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2008-2010 remain open to examination by the major taxing jurisdictions in which the Company is subject.

9. Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action was filed in the United States District Court for the Middle District of Florida. On April 19, 2011, the Company filed a motion to dismiss the complaint. On January 3, 2011, a shareholder derivative complaint was filed in Florida state court in Hillsborough County, Florida. On or about March 29, 2011, the plaintiff and Strayer jointly submitted to the Florida state court a stipulation recognizing that Fairfax, Virginia is a more appropriate forum for this litigation. On April 4, 2011, plaintiff filed a complaint in the Circuit Court of Fairfax County, and on June 27, 2011, the Court stayed the action pending resolution of the motion to dismiss in the securities class action suit. The Company believes these lawsuits are without merit and will contest them vigorously. While the outcome of any legal proceeding cannot be predicted with certainty, the Company does not expect these matters will have a material effect on its financial condition or results of operations.

10. Regulation

On June 13, 2011, the Department of Education published its final regulation defining the term “gainful employment.” Under the regulation, which becomes effective July 1, 2012, a particular program offered by an institution would become ineligible for Title IV funding if it could not pass at least one of three alternative measurements in three out of four consecutive years. The first year that a program could become ineligible is 2015. Management is reviewing the final regulations and available data from the Department to determine the financial or operational impact, if any, of the new regulation.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, rulemaking by the Department of Education and increased focus by the U. S. Congress on for-profit education institutions, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward looking statements, except as may be required by law.

Additional Information

We maintain a website at http://www.strayereducation.com. The information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q, and our web address is included as an inactive textual reference only. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Results of Operations

In the second quarter of 2011, we generated $163.8 million in revenue, an increase of 3% compared to the same period in 2010. Income from operations was $50.1 million for the second quarter of 2011, a decrease of 15% compared to the same period in 2010. Net income was $29.6 million in the second quarter of 2011, a decrease of 17%, compared to the same period in 2010. Diluted earnings per share was $2.53 for the second quarter of 2011 compared to $2.60 for the same period in 2010, a decrease of 3%.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Enrollment. Enrollment at Strayer University for the 2011 spring term, which began April 4, 2011 and ended June 20, 2011, was 55,974 students compared to 55,970 students for the same term in 2010. Across the Strayer University campus and online system, new student enrollments decreased 19% and continuing student enrollments increased 4%. Global online enrollments increased 1%. Students taking 100% of their classes online (including campus based students) decreased 3%.

Revenues. Revenues increased 3% to $163.8 million in the second quarter of 2011 from $159.3 million in the second quarter of 2010, principally due to level enrollment and a tuition increase implemented at the beginning of 2011.

Instruction and educational support expenses. Instruction and educational support expenses increased $10.1 million, or 15%, to $76.4 million in the second quarter of 2011 from $66.3 million in the second quarter of 2010. This was principally due to increases in direct costs necessary to support student enrollments at existing and new campuses including faculty and related academic staff compensation, campus facility costs, information technology costs, and bad debt expense which increased $5.7 million, $2.0 million, $1.2 million, and $1.1 million, respectively. Instruction and educational support expenses as a percentage of revenues increased to 46.6% in the second quarter of 2011 from 41.6% in the second quarter of 2010, largely due to faculty costs growing at a higher rate than tuition revenues.

Marketing expenses. Marketing expenses increased $1.7 million, or 12%, to $16.2 million in the second quarter of 2011 from $14.5 million in the second quarter of 2010. This increase was principally due to the direct costs required to build the Strayer University brand, particularly in new markets, and to attract prospective students. Marketing expenses as a percentage of revenues increased to 9.9% in the second quarter of 2011, from 9.1% in the second quarter of 2010.

Admissions advisory expenses. Admissions advisory expenses increased $0.4 million, or 6%, to $6.5 million in the second quarter of 2011 from $6.1 million in the second quarter of 2010. This increase was principally due to the addition of admissions personnel, particularly at new campuses. Admissions advisory expenses as a percentage of revenues increased slightly to 3.9% in the second quarter of 2011 from 3.8% in the second quarter of 2010.

General and administration expenses. General and administration expenses increased $0.8 million, or 6%, to $14.6 million in the second quarter of 2011 from $13.8 million in the second quarter of 2010. This increase was principally due to an increase in corporate facility costs. General and administration expenses as a percentage of revenues increased slightly to 8.9% in the second quarter of 2011 from 8.7% in the second quarter of 2010.

Income from operations. Income from operations decreased $8.6 million, or 15%, to $50.1 million in the second quarter of 2011 from $58.7 million in the second quarter of 2010, due to the aforementioned factors.

Investment income. Investment income was $26,000 in the second quarter of 2011 compared to $0.2 million in the second quarter of 2010. The decrease was primarily attributable to a lower average cash balance and lower investment yields.

Interest expense. Interest expense, which was $1.2 million in the second quarter of 2011, related to borrowings against the revolving credit facility and term loan facility. There were no borrowings in the second quarter of 2010.

Provision for income taxes. Income tax expense decreased $3.9 million, or 17%, to $19.4 million in the second quarter of 2011 from $23.3 million in the second quarter of 2010, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for the second quarter of 2011 and 2010.

Net income. Net income decreased $6.1 million, or 17%, to $29.6 million in the second quarter of 2011 from $35.7 million in the second quarter of 2010 because of the factors discussed above.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Enrollment. Average enrollment increased 2% to 56,791 students for the six months ended June 30, 2011 compared to 55,538 students for the same period in 2010.

Revenues. Revenues increased 6% to $335.7 million in the six months ended June 30, 2011 from $317.2 million in the six months ended June 30, 2010, principally due to a 2% increase in average enrollment and a tuition increase implemented at the beginning of 2011.

Instruction and educational support expenses. Instruction and educational support expenses increased $21.7 million, or 17%, to $151.3 million in the six months ended June 30, 2011 from $129.6 million in the six months ended June 30, 2010. This increase was principally due to direct costs necessary to support student enrollments at existing and new campuses, including faculty and related academic staff compensation, campus facility costs, information technology costs, and bad debt expense which increased $12.2 million, $3.7 million, $2.0 million, and $2.0 million, respectively. These expenses as a percentage of revenues increased to 45.1% for the six months ended June 30, 2011 from 40.9% in the six months ended June 30, 2010, largely due to faculty costs growing at a higher rate than tuition revenues.

Marketing expenses. Marketing expenses increased $4.0 million, or 14%, to $32.3 million in the six months ended June 30, 2011 from $28.3 million in the six months ended June 30, 2010. This increase was principally due to the direct costs required to build the Strayer University brand, particularly in new markets, and to attract prospective students. These expenses as a percentage of revenues increased to 9.6% for the six months ended June 30, 2011 from 8.9% in the six months ended June 30, 2010.

Admissions advisory expenses. Admissions advisory expenses increased $1.5 million, or 13%, to $13.6 million in the six months ended June 30, 2011 from $12.1 million in the six months ended June 30, 2010. This increase was principally due to the addition of admissions personnel, particularly at new campuses. Admissions advisory expenses as a percentage of revenues increased slightly to 4.1% for the six months ended June 30, 2011 from 3.8% in the six months ended June 30, 2010.

General and administration expenses. General and administration expenses increased $0.6 million, or 2%, to $29.1 million in the six months ended June 30, 2011 from $28.5 million in the six months ended June 30, 2010. General and administration expenses as a percentage of revenues decreased to 8.7% in the second quarter of 2011 from 9.0% in the second quarter of 2010.

Income from operations. Income from operations decreased $9.2 million, or 8%, to $109.4 million in the six months ended June 30, 2011 from $118.6 million in the six months ended June 30, 2010 due to the aforementioned factors.

Investment income. Investment income decreased $0.4 million to $0.1 million in the six months ended June 30, 2011 from $0.5 million in the six months ended June 30, 2010. This decrease was principally attributable to a lower average cash balance and lower investment yields.

Interest expense. Interest expense, which was $1.4 million in the six months ended June 30, 2011, related to borrowings against the revolving credit facility and term loan facility. There were no borrowings in 2010.

Provision for income taxes. Income tax expense decreased $4.4 million, or 9%, to $42.7 million in the six months ended June 30, 2011 from $47.1 million in the six months ended June 30, 2010, primarily due to the decrease in income before taxes discussed above. Our effective tax rate was 39.5% for the six months ended June 30, 2011 and 2010.

Net income. Net income decreased $6.6 million, or 9%, to $65.4 million in the six months ended June 30, 2011 from $72.0 million in the six months ended June 30, 2010 because of the factors discussed above.

Liquidity and Capital Resources

At June 30, 2011, we had cash, cash equivalents and marketable securities of $50.6 million compared to $76.5 million at December 31, 2010 and $140.9 million at June 30, 2010. At June 30, 2011, most of our excess cash was invested in both taxable and tax-exempt money market funds.

On January 3, 2011, we entered into an unsecured new revolving credit facility with maximum amount of borrowings available of $100 million and a three year term. On April 4, 2011, we entered into an amended and restated revolving credit and term loan agreement, which is secured by our assets, and provides for a $100 million revolving credit facility and a $100 million term loan facility with a maturity date of March 31, 2014. Proceeds from the term loan were used to pay off the $80 million outstanding under the original revolving credit facility. At June 30, 2011, we had $100 million outstanding under the term loan and $15 million outstanding under the revolving credit facility. We repaid the $15 million outstanding under the revolving credit facility on July 18, 2011.

For the six months ended June 30, 2011, we reported $87.4 million of net cash from operating activities compared to $87.9 million for the same period in 2010. Capital expenditures were $18.1 million for the six months ended June 30, 2011 compared to $22.6 million for the same period in 2010. During the six months ended June 30, 2011, we paid regular, quarterly common stock dividends of $25.2 million ($1.00 per share for each quarterly dividend).

During the three months ended June 30, 2011, we invested $55.5 million to repurchase 433,936 shares of common stock at an average price of $127.73 per share as part of a previously announced common stock repurchase authorization. Our remaining authorization for stock repurchases was $25.0 million at June 30, 2011, having spent $182.7 million for the repurchase of 1,370,121 shares of common stock at an average price of $133.32 per share in the six months ended June 30, 2011.

In the second quarter of 2011, bad debt expense as a percentage of revenues was 4.1% compared to 3.6% for the same period in 2010. Days sales outstanding was 12 days at the end of the second quarter of 2011 compared to 11 days at the end of the second quarter of 2010.

Currently, we invest our cash in bank overnight deposits and money market funds. In addition, as of June 30, 2011, we have available $85 million under our $100 million revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months.

The table below sets forth our contractual commitments associated with operating leases and the revolving credit and term loan facilities as of June 30, 2011. Although they have historically been paid, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$240,740	$35,994	$68,373	$58,617	$77,756
Revolving credit facility	15,000	—	15,000	—	—
Term loan	100,000	15,000	85,000	—	—

Total	$355,740	$50,994	$168,373	$58,617	$77,756

New Campuses

We have a total of 92 campuses (including three new campuses opened for the 2011 fall academic term) in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C. We opened three new campuses for the 2011 fall academic term, two in Chicago, Illinois, a new market for Strayer University, and one in Dallas, Texas, its fourth campus in that market. These three new campuses, together with the five campuses opened earlier this year, complete our planned eight campus openings in 2011.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the impact of interest rate changes and may be subject to changes in the market values of its future investments. The Company invests its excess cash in bank overnight deposits, money market funds and marketable securities. The Company has not used derivative financial instruments in its investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings by the Company under its revolving credit facility. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2011, a 1% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense the Company incurs. On April 4, 2011, the Company entered into a three year Amended and Restated Revolving Credit and Term Loan Agreement providing for a $100 million revolving credit facility and a $100 million term loan facility. Borrowings under the $100 million revolving credit facility bear interest at LIBOR or a base rate plus a margin ranging from 2.25% to 2.75%, depending on the Company’s leverage ratio. Also on April 4, 2011, the Company entered into an interest rate swap arrangement for the $100 million term loan facility that fixes its interest rate on the term loan facility at approximately 3.6% for the duration of the term loan. Although an increase in LIBOR would not affect interest expense on the term loan, it would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, the Company would incur an incremental $1.0 million in interest expense per year assuming the entire $100 million revolving credit facility were utilized.

ITEM 4:	CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of June 30, 2011, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action styled Kinnett v. Strayer Education, Inc., et al .., was filed in the United States District Court for the Middle District of Florida. On April 19, 2011, the Company filed a motion to dismiss the complaint. On January 3, 2011, a shareholder derivative complaint styled Vakharloskaya v. Silberman et al., was filed in Florida state court in Hillsborough County, Florida. On or about March 29, 2011, the plaintiff and Strayer jointly submitted to the Florida state court a stipulation recognizing that Fairfax, Virginia is a more appropriate forum for this litigation. On April 4, 2011, plaintiff filed a complaint in the Circuit Court of Fairfax County, and on June 27, 2011, the Court stayed the action pending resolution of the motion to dismiss in the securities class action suit. The Company believes these lawsuits to be without merit and will contest them vigorously. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not presently expect that these matters will have a material effect on its financial condition or results of operations.

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

During the three months ended June 30, 2011, the Company used $55.5 million to repurchase shares of common stock under its repurchase program(1). The Company’s remaining authorization for common stock repurchases was $25.0 million at June 30, 2011. A summary of the Company’s share repurchases during the quarter is set forth below:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($mil)

Beginning Balance (at 3/31/11)				$80.5
April	433,936	$127.73	433,936	$25.0
May	—	—	—	$25.0
June	—	—	—	$25.0

Total (at 6/30/11)	433,936	$127.73	433,936	$25.0

(1)	The Company’s repurchase program was announced on November 3, 2003. The Board of Directors has amended the program on various dates increasing the amount authorized and extending the expiration date.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information.

None

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document

101.	SCH XBRL Schema Document

101.	CAL XBRL Calculation Linkbase Document

101.	LAB XBRL Labels Linkbase Document

101.	PRE XBRL Presentation Linkbase Document

101.	DEF XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAYER EDUCATION, INC.

By: /s/ Mark C. Brown
Mark C. Brown
Executive Vice President and Chief Financial Officer
Date: August 1, 2011

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document

101.	SCH XBRL Schema Document

101.	CAL XBRL Calculation Linkbase Document

101.	DEF XBRL Definition Linkbase Document

101.	LAB XBRL Label Linkbase Document

101.	PRE XBRL Presentation Linkbase Document