Form 10-Q
period 2011-09-30
STRAYER EDUCATION INC
filed 2011-11-07
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 3, 2011, there were outstanding 12,004,941 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2010	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$64,107	$57,071
Marketable securities available for sale, at fair value	12,386	—
Tuition receivable, net of allowances for doubtful accounts of $7,935 and $7,025 at December 31, 2010 and September 30, 2011, respectively	22,011	21,200
Other current assets	10,231	12,785

Total current assets	108,735	91,056
Property and equipment, net	116,063	121,898
Deferred income taxes	8,374	7,412
Restricted cash	500	500
Other assets	1,506	3,339

Total assets	$235,178	$224,205

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31,280	$38,014
Accrued expenses	10,512	4,862
Income taxes payable	934	2,620
Unearned tuition	3,523	14,612
Other current liabilities	281	281
Current portion of term loan	—	22,500

Total current liabilities	46,530	82,889
Revolving credit facility	—	5,000
Term loan, less current portion	—	77,500
Other long-term liabilities	12,644	15,066

Total liabilities	59,174	180,455

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 13,316,822 and 12,006,075 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	133	120
Additional paid-in capital	1,206	6,059
Retained earnings	174,625	38,411
Accumulated other comprehensive income (loss)	40	(840)

Total stockholders’ equity	176,004	43,750

Total liabilities and stockholders’ equity	$235,178	$224,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2011	2010	2011

Revenues	$147,597	$135,865	$464,781	$471,610
Costs and expenses:
Instruction and educational support	65,759	68,170	195,404	219,519
Marketing	23,621	23,351	51,933	55,634
Admissions advisory	6,583	6,533	18,693	20,174
General and administration	13,385	13,406	41,885	42,508

Income from operations	38,249	24,405	156,866	133,775
Investment income	331	5	822	149
Interest expense	—	1,209	—	2,559

Income before income taxes	38,580	23,201	157,688	131,365
Provision for income taxes	15,239	9,266	62,311	51,992

Net income	$23,341	$13,935	$95,377	$79,373

Earnings per share:
Basic	$1.73	$1.20	$7.04	$6.61
Diluted	$1.72	$1.20	$6.98	$6.58
Weighted average shares outstanding:
Basic	13,467	11,623	13,542	12,016
Diluted	13,557	11,647	13,663	12,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2011	2010	2011
Net income	$23,341	$13,935	$95,377	$79,373
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	—	(194)	—	(840)
Unrealized gain (loss) on investment, net of income tax	10	—	(10)	(40)

Comprehensive income	$23,351	$13,741	$95,367	$78,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2009	13,957,596	$140	$1,157	$188,218	$305	$189,820
Exercise of stock options	6,667	—	452	—	—	452
Tax benefits associated with stock-based compensation arrangements	—	—	2,808	—	—	2,808
Repurchase of common stock	(391,646)	(4)	(13,401)	(59,823)	—	(73,228)
Restricted stock grants, net of forfeitures	16,397	—	—	—	—	—
Stock-based compensation	—	—	8,984	—	—	8,984
Common stock dividends	—	—	—	(31,224)	—	(31,224)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(10)	(10)
Net income	—		—	95,377	—	95,377

Balance at September 30, 2010	13,589,014	$136	—	$192,548	$295	$192,979

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2010	13,316,822	$133	$1,206	$174,625	$40	$176,004
Tax shortfall associated with stock-based compensation arrangements	—	—	(721)	—	—	(721)
Repurchase of common stock	(1,370,121)	(14)	(4,224)	(178,426)	—	(182,664)
Restricted stock grants, net of forfeitures	59,374	1	—	—	—	1
Stock-based compensation	—	—	9,798	—	—	9,798
Common stock dividends	—	—	—	(37,161)	—	(37,161)
Change in net unrealized gains (losses) on marketable securities, net of income tax	—	—	—	—	(40)	(40)
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(840)	(840)
Net income	—	—	—	79,373	—	79,373

Balance at September 30, 2011	12,006,075	$120	$6,059	$38,411	$(840)	$43,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2010	2011

Cash flows from operating activities:
Net income	$95,377	$79,373
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of marketable securities	(118)	(66)
Amortization of gain on sale of assets	(211)	(211)
Amortization of deferred rent	54	885
Depreciation and amortization	12,813	15,779
Amortization of deferred financing costs	—	463
Deferred income taxes	(3,474)	941
Stock-based compensation	8,984	9,798
Changes in assets and liabilities:
Tuition receivable, net	(3,479)	811
Other current assets	(2,869)	(2,580)
Other assets	(257)	80
Accounts payable	20,574	10,155
Accrued expenses	3,638	(5,650)
Income taxes payable	(9,056)	1,585
Excess tax benefits from stock-based payment arrangements	(2,808)	—
Unearned tuition	21,553	11,089
Deferred lease incentives	725	297

Net cash provided by operating activities	141,446	122,749

Cash flows from investing activities:
Purchases of property and equipment	(32,067)	(24,887)
Purchases of marketable securities	(523)	(2)
Proceeds from the sale of marketable securities	12,500	12,388

Net cash used in investing activities	(20,090)	(12,501)

Cash flows from financing activities:
Common dividends paid	(31,224)	(37,161)
Proceeds from exercise of stock options	452	—
Excess tax benefits from stock-based payment arrangements	2,808	—
Repurchase of common stock	(73,228)	(182,664)
Proceeds from revolving credit facility	—	100,000
Payments on revolving credit facility	—	(95,000)
Proceeds from term loan	—	100,000
Payment of deferred financing costs	—	(2,459)

Net cash used in financing activities	(101,192)	(117,284)

Net increase (decrease) in cash and cash equivalents	20,164	(7,036)
Cash and cash equivalents – beginning of period	63,958	64,107

Cash and cash equivalents – end of period	$84,122	$57,071

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$2,667	$2,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information as of September 30, 2010 and 2011 is unaudited

1. Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 92 campuses in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Washington, D.C., and online. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.

2. Significant Accounting Policies

The consolidated financial statements include the accounts of the Company and its subsidiaries, the University and Education Loan Processing, Inc. The University is the only entity that is currently active. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

All information as of December 31, 2010 and September 30, 2010 and 2011, and for the three and nine months ended September 30, 2010 and 2011 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company’s educational programs are offered on a quarterly basis. Approximately 98% of the Company’s revenues during the nine months ended September 30, 2011 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as unearned tuition. Revenues also include application fees, placement test fees, withdrawal fees, textbook-related income and other income, which are recognized when incurred.

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

Marketing expenses include the costs of advertising and production of marketing materials and related personnel costs.

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

Set forth below is a reconciliation of shares used to compute earnings per share (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2011	2010	2011
Weighted average shares outstanding used to compute basic net income per share	13,467	11,623	13,542	12,016
Incremental shares issuable upon the assumed exercise of stock options	35	—	39	11
Unvested restricted stock	55	24	82	28

Shares used to compute diluted earnings per share	13,557	11,647	13,663	12,055

The decrease in weighted average shares outstanding during the three and nine months ended September 30, 2011 is due primarily to stock repurchases by the Company.

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

Borrowings under the Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 2.25% to 2.75%, depending on the Company’s leverage ratio. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving credit facility. The Credit Facility is secured by substantially all of the personal property assets of the Company and its subsidiaries. The Credit Facility contains customary affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Credit Facility. The Company was in compliance with all the terms of the Credit Facility at September 30, 2011.

As of September 30, 2011, the Company had outstanding $100 million under the term loan facility and $5 million under the revolving credit facility. On October 25, 2011, the Company repaid $5 million representing the entire outstanding amount of the revolving credit facility.

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

5. Fair Value Measurement

The Fair Value Measurement Topic, ASC 820-10, establishes a framework for measuring fair value, establishes a fair value hierarchy based upon the observability of inputs used to measure fair value, and expands disclosures about fair value measurements. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Under ASC 820-10, fair value of an investment is the price that would be received to sell an asset or to transfer a liability to an entity in an orderly transaction between market participants at the measurement date. The hierarchy gives the highest priority to financial assets with readily available quoted prices in an active market and lowest priority to unobservable inputs which require a higher degree of judgment when measuring fair value, with Level 1 investments using quoted prices in active markets for identical assets or liabilities as of the measurement date. Level 2 investments include financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. The Company had no Level 3 investments at December 31, 2010 or September 30, 2011. There were no transfers of investments between Level 1 and Level 2 during the three and nine months ended September 30, 2010 and 2011.

The Company holds some of its excess cash in both taxable and tax-exempt money market funds which are classified as Level 1. At December 31, 2010 and September 30, 2011, the Company held $55.8 million and $9.2 million, respectively, in these mutual funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets.

At September 30, 2011, the Swap was classified as Level 2 and was valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments. The Company’s calculation of the fair value of the Swap is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. The Company’s calculation of the fair value of Level 2 financial assets and liabilities takes into consideration the risk of nonperformance, including counterparty credit risk.

At September 30, 2011, the notional amount of the Swap was $100 million and the fair value was $1.4 million, which is included in other long-term liabilities in the accompanying unaudited consolidated balance sheets. The Company records the changes in fair value of the Swap as a component of accumulated other comprehensive income in stockholders’ equity. The change in fair value of the Swap recognized during the three and nine months ended September 30, 2011 was $0.2 million and $0.8 million, net of income tax, respectively.

6. Stockholders’ Equity

Authorized stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 13,316,822 and 12,006,075 shares were issued and outstanding as of December 31, 2010 and September 30, 2011, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Commencing in the fourth quarter of 2010, the Company increased the annual cash dividend from $3.00 to $4.00 per share, or from $0.75 to $1.00 per share quarterly.

Stock-based compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2011, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience.

Stock-based compensation plans

In April 2011, the Company’s stockholders approved the Strayer Education, Inc. 2011 Equity Compensation Plan (the “Plan”), which increased the number of shares available for issuance as equity compensation by 300,000 shares. In addition, shares previously available for issuance under the Strayer Education, Inc. 1996 Stock Option Plan are available for issuance under the Plan, for a total of approximately 350,000 shares available for issuance as equity compensation under the Plan. The Plan provides for the granting of restricted stock, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the Plan is ten years.

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

The table below sets forth the restricted stock activity for the nine months ended September 30, 2011:

	Number of shares	Weighted- average grant price
Balance, December 31, 2010	341,440	$204.89
Grants	74,868	$130.96
Vested shares	(17,574)	$131.31
Forfeitures	(15,494)	$154.83

Balance, September 30, 2011	383,240	$194.03

At September 30, 2011, total stock-based compensation cost which has not yet been recognized was $47.1 million, all for unvested restricted stock. This cost is expected to be recognized over the next 65 months on a weighted-average basis. Excluding the February 2009 grant of 183,680 shares to the Company’s Chief Executive Officer, which are subject to performance-based criteria and vest on February 10, 2019, the remaining costs are expected to be recognized over the next 26 months on a weighted-average basis.

The table below sets forth the stock option activity for the nine months ended September 30, 2011 and other stock option information at September 30, 2011:

	Number of shares	Exercise price	Remaining contractual life (yrs.)	Intrinsic value(1) (in thousands)
Balance, December 31, 2010	100,000	$107.28	2.1	$4,494
Grants	—	—
Exercises	—	—
Forfeitures	—	—

Balance, September 30, 2011	100,000	$107.28	1.4	$—

Vested, September 30, 2011	100,000		1.4	$—
Exercisable, September 30, 2011	100,000		1.4	$—

(1)	The intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had the option holder exercised his options on the respective trading day. The amount of intrinsic value will change based on the fair market value of the Company’s common stock.

The following table summarizes information regarding all share-based payment arrangements for the nine months ended September 30, 2010 and 2011 (in thousands):

	For the nine months ended September 30,
	2010	2011
Proceeds from stock options exercised	$452	$—
Excess tax benefits (shortfall) related to share-based payment arrangements	$2,808	$(721)
Intrinsic value of stock options exercised (1)	$1,184	$—

(1)	Intrinsic value of stock options exercised is calculated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

Valuation and Expense Information under Stock Compensation Topic ASC 718

The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2010 and 2011 by expense line item (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2011	2010	2011
Instruction and educational support	$575	$904	$1,753	$2,728
Marketing	41	16	150	51
Admissions advisory	—	—	—	—
General and administration	2,271	2,550	7,081	7,019

Stock-based compensation expense included in operating expense	2,887	3,470	8,984	9,798
Tax benefit	1,140	1,371	3,548	3,870

Stock-based compensation expense, net of tax	$1,747	$2,099	$5,436	$5,928

7. Other Long-Term Liabilities

Lease Incentives

In conjunction with the opening of new campuses and renovating existing ones, the Company may be reimbursed by lessors for improvements made to the leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. As of December 31, 2010 and September 30, 2011, the Company had deferred lease incentives of $3.2 million and $2.7 million, respectively.

Deferred Rent

In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2010 and September 30, 2011, the Company had deferred rent associated with its lease obligations of $7.9 million and $9.6 million, respectively.

Sale of Campus Building and Deferred Gain

In conjunction with the sale and lease back of its Loudoun, Virginia campus building in June 2007, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which was $1.5 million and $1.3 million at December 31, 2010 and September 30, 2011, respectively, is recorded as a long-term liability.

8. Income Taxes

The Fair Value Measurements and Disclosures Topic, ASC 740, requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at September 30, 2011 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2008-2010 remain open to examination by the major taxing jurisdictions in which the Company is subject.

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

Results of Operations

In the third quarter of 2011, we generated $135.9 million in revenue, a decrease of 8% compared to the same period in 2010. Income from operations was $24.4 million for the third quarter of 2011, a decrease of 36% compared to the same period in 2010. Net income was $13.9 million in the third quarter of 2011, a decrease of 40%, compared to the same period in 2010. Diluted earnings per share was $1.20 for the third quarter of 2011 compared to $1.72 for the same period in 2010, a decrease of 30%.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Enrollment. Enrollment at Strayer University for the 2011 summer term, which began June 27, 2011 and ended September 12, 2011, was 47,790 students compared to 52,221 students for the same term in 2010, a decrease of 8%. Across the Strayer University campus and online system, continuing student enrollments decreased 5%, while new student enrollments decreased 21%. Global online enrollments decreased 12%. Students taking 100% of their classes online (including campus based students) decreased 9%.

Revenues. Revenues decreased 8% to $135.9 million in the third quarter of 2011 from $147.6 million in the third quarter of 2010, principally due to lower enrollment, partly offset by a tuition increase implemented at the beginning of 2011.

Instruction and educational support expenses. Instruction and educational support expenses increased $2.4 million, or 4%, to $68.2 million in the third quarter of 2011 from $65.8 million in the third quarter of 2010. This was principally due to increases in direct costs necessary to support student enrollments at existing and new campuses including faculty and related academic staff compensation which increased $2.3 million. Instruction and educational support expenses as a percentage of revenues increased to 50.2% in the third quarter of 2011 from 44.6% in the third quarter of 2010, largely due to faculty costs increasing compared to lower tuition revenues.

Marketing expenses. Marketing expenses decreased $0.2 million, or 1%, to $23.4 million in the third quarter of 2011 from $23.6 million in the third quarter of 2010. Marketing expenses include direct costs required to build the Strayer University brand, particularly in new markets, and to attract prospective students. Marketing expenses as a percentage of revenues increased to 17.2% in the third quarter of 2011, from 16.0% in the third quarter of 2010, largely due to consistent marketing expenditures compared to lower tuition revenues.

Admissions advisory expenses. Admissions advisory expenses decreased $0.1 million, or 2%, to $6.5 million in the third quarter of 2011 from $6.6 million in the third quarter of 2010. Admissions advisory expenses as a percentage of revenues increased to 4.8% in the third quarter of 2011 from 4.5% in the third quarter of 2010, largely due to consistent admissions advisory expenses compared to lower tuition revenues.

General and administration expenses. General and administration expenses were $13.4 million for the third quarter of 2011, unchanged from 2010. General and administration expenses as a percentage of revenues increased to 9.9% in the third quarter of 2011 from 9.1% in the third quarter of 2010, largely due to consistent general and administration expenses compared to lower tuition revenues.

Income from operations. Income from operations decreased $13.8 million, or 36%, to $24.4 million in the third quarter of 2011 from $38.2 million in the third quarter of 2010, due to the aforementioned factors.

Investment income. Investment income was $5,000 in the third quarter of 2011 compared to $0.3 million in the third quarter of 2010. The decrease was primarily attributable to lower investment yields and a lower average cash balance.

Interest expense. Interest expense, which was $1.2 million in the third quarter of 2011, related to borrowings against the revolving credit facility and term loan facility, and unused revolving credit fees. There were no borrowings in the third quarter of 2010.

Provision for income taxes. Income tax expense decreased $5.9 million, or 39%, to $9.3 million in the third quarter of 2011 from $15.2 million in the third quarter of 2010, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.9% for the third quarter of 2011 and 39.5% in the third quarter of 2010, primarily due to the reduction of tax-exempt interest income.

Net income. Net income decreased $9.4 million, or 40%, to $13.9 million in the third quarter of 2011 from $23.3 million in the third quarter of 2010 because of the factors discussed above.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Enrollment. Average enrollment decreased 1% to 53,791 students for the nine months ended September 30, 2011 compared to 54,432 students for the same period in 2010.

Revenues. Revenues increased 1% to $471.6 million in the nine months ended September 30, 2011 from $464.8 million in the nine months ended September 30, 2010, principally due to lower enrollment, partly offset by a tuition increase implemented at the beginning of 2011.

Instruction and educational support expenses. Instruction and educational support expenses increased $24.1 million, or 12%, to $219.5 million in the nine months ended September 30, 2011 from $195.4 million in the nine months ended September 30, 2010. This increase was principally due to direct costs necessary to support student enrollments at existing and new campuses, including faculty and related academic staff compensation, campus facility costs, information technology costs, and equipment depreciation which increased $14.4 million, $5.6 million, $2.5 million, and $1.5 million, respectively. These expenses as a percentage of revenues increased to 46.5% for the nine months ended September 30, 2011 from 42.0% in the nine months ended September 30, 2010, largely due to faculty costs growing at a higher rate than tuition revenues.

Marketing expenses. Marketing expenses increased $3.7 million, or 7%, to $55.6 million in the nine months ended September 30, 2011 from $51.9 million in the nine months ended September 30, 2010. This increase was principally due to the direct costs required to build the Strayer University brand, particularly in new markets, and to attract prospective students. These expenses as a percentage of revenues increased to 11.8% for the nine months ended September 30, 2011 from 11.2% in the nine months ended September 30, 2010.

Admissions advisory expenses. Admissions advisory expenses increased $1.5 million, or 8%, to $20.2 million in the nine months ended September 30, 2011 from $18.7 million in the nine months ended September 30, 2010. This increase was principally due to the addition of admissions personnel, particularly at new campuses. Admissions advisory expenses as a percentage of revenues increased slightly to 4.3% for the nine months ended September 30, 2011 from 4.0% in the nine months ended September 30, 2010.

General and administration expenses. General and administration expenses increased $0.6 million, or 1%, to $42.5 million in the nine months ended September 30, 2011 from $41.9 million in the nine months ended September 30, 2010. General and administration expenses as a percentage of revenues were 9.0% in the third quarter of 2010 and 2011.

Income from operations. Income from operations decreased $23.1 million, or 15%, to $133.8 million in the nine months ended September 30, 2011 from $156.9 million in the nine months ended September 30, 2010 due to the aforementioned factors.

Investment income. Investment income decreased $0.7 million to $0.1 million in the nine months ended September 30, 2011 from $0.8 million in the nine months ended September 30, 2010. This decrease was principally attributable to a lower average cash balance and lower investment yields.

Interest expense. Interest expense, which was $2.6 million in the nine months ended September 30, 2011, related to borrowings against the revolving credit facility and term loan facility, and unused revolving credit fees. There were no borrowings in 2010.

Provision for income taxes. Income tax expense decreased $10.3 million, or 17%, to $52.0 million in the nine months ended September 30, 2011 from $62.3 million in the nine months ended September 30, 2010, primarily due to the decrease in income before taxes discussed above. Our effective tax rate increased slightly to 39.6% for the nine months ended September 30, 2011 compared to 39.5% for the nine months ended September 30, 2010, primarily due to the reduction of tax-exempt interest income.

Net income. Net income decreased $16.0 million, or 17%, to $79.4 million in the nine months ended September 30, 2011 from $95.4 million in the nine months ended September 30, 2010 because of the factors discussed above.

Liquidity and Capital Resources

At September 30, 2011, we had cash, cash equivalents and marketable securities of $57.1 million compared to $76.5 million at December 31, 2010 and $124.8 million at September 30, 2010. At September 30, 2011, most of our excess cash was invested in both taxable and tax-exempt money market funds.

On January 3, 2011, we entered into an unsecured new revolving credit facility with maximum amount of borrowings available of $100.0 million and a three year term. On April 4, 2011, we entered into an amended and restated revolving credit and term loan agreement, which is secured by our assets, and provides for a $100.0 million revolving credit facility and a $100.0 million term loan facility with a maturity date of March 31, 2014. Proceeds from the term loan were used to pay off the $80.0 million outstanding under the original revolving credit facility. At September 30, 2011, we had $100.0 million outstanding under the term loan and $5.0 million outstanding under the revolving credit facility. We repaid the $5.0 million outstanding under the revolving credit facility on October 25, 2011.

For the nine months ended September 30, 2011, we reported $122.7 million of net cash from operating activities compared to $141.4 million for the same period in 2010. Capital expenditures were $24.9 million for the nine months ended September 30, 2011 compared to $32.1 million for the same period in 2010. During the nine months ended September 30, 2011, we paid regular, quarterly common stock dividends of $37.2 million ($1.00 per share for each quarterly dividend).

During the nine months ended September 30, 2011, we invested $182.7 million for the repurchase of 1,370,121 shares of common stock at an average price of $133.32 per share. Our remaining authorization for stock repurchases was $25.0 million at September 30, 2011 but has since been increased to $100 million.

In the third quarter of 2011, bad debt expense as a percentage of revenues was 3.8% compared to 4.2% for the same period in 2010. Days sales outstanding was 14 days at the end of the third quarter of 2011 compared to 13 days at the end of the third quarter of 2010.

Currently, we maintain our cash in mostly FDIC-insured bank accounts and invest our excess cash in money market funds. In addition, as of September 30, 2011, we have available $95 million under our $100 million revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months.

The table below sets forth our contractual commitments associated with operating leases, and the revolving credit and term loan facilities as of September 30, 2011. Although they have historically been paid, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$239,206	$36,403	$70,155	$59,421	$73,227
Revolving credit facility	5,000	—	5,000	—	—
Term loan	100,000	22,500	77,500	—	—

Total	$344,206	$58,903	$152,655	$59,421	$73,277

New Campuses

We have a total of 92 campuses in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C. We opened three new campuses for the 2011 fall academic term, two in Chicago, Illinois, a new market for Strayer University, and one in Dallas, Texas, its fourth campus in that market. These three new campuses, together with the five campuses opened earlier this year, complete our planned eight campus openings in 2011.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the impact of interest rate changes and may be subject to changes in the market values of its future investments. The Company invests its excess cash in bank overnight deposits, money market funds and marketable securities. The Company has not used derivative financial instruments in its investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings by the Company under its revolving credit facility. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2011, a 1% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense the Company incurs. On April 4, 2011, the Company entered into a three year Amended and Restated Revolving Credit and Term Loan Agreement providing for a $100 million revolving credit facility and a $100 million term loan facility. Borrowings under the $100 million revolving credit facility bear interest at LIBOR or a base rate plus a margin ranging from 2.25% to 2.75%, depending on the Company’s leverage ratio. Also on April 4, 2011, the Company entered into an interest rate swap arrangement for the $100 million term loan facility that fixes its interest rate on the term loan facility at approximately 3.6% for the duration of the term loan. Although an increase in LIBOR would not affect interest expense on the term loan, it would affect interest expense on any outstanding balance of the revolving credit facility and the fair value of the interest rate swap arrangement. For every 100 basis points increase in LIBOR, the Company would incur an incremental $1.0 million in interest expense per year assuming the entire $100 million revolving credit facility were utilized.

ITEM 4:	CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of September 30, 2011, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

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

The Company’s repurchase program was announced on November 3, 2003. The Board of Directors has amended the program on various dates increasing the amount authorized and extending the expiration date. During the three months ended September 30, 2011, the Company did not repurchase shares of common stock under its repurchase program. The Company’s remaining authorization for common stock repurchases was $25.0 million at September 30, 2011 but has since been increased to $100 million.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information.

None

Item 6.	Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAYER EDUCATION, INC.

By: /s/ Mark C. Brown
Mark C. Brown
Executive Vice President and Chief Financial Officer
Date: November 7, 2011

Exhibit Index

Exhibit	Description

3.1	Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 28, 2002).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on July 16, 1996).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.