Form 10-K
period 2011-12-31
STRAYER EDUCATION INC
filed 2012-02-21
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 0-21039

STRAYER EDUCATION, INC.

(Exact name of registrant as specified in its charter)

MARYLAND	52-1975978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2303 Dulles Station Boulevard, Herndon, VA 20171

(Address of principal executive offices)

REGISTRANT’S TELEPHONE NUMBER INCLUDING AREA CODE: (703) 247-2500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, $.01 PAR VALUE	NASDAQ GLOBAL SELECT MARKET
(Title of class)	(Name of each exchange on which registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    ☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: ☐ Yes ☑ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.5 billion.

The total number of shares of common stock outstanding as of February 1, 2012 was 11,792,456.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2011 fiscal year) are incorporated by reference into Part III of this Report.

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

•

our continued compliance with Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations thereunder, as well as state regulatory requirements and accrediting agency requirements;

•	risks related to the timing of regulatory approvals;

•	competitive factors;

•	our ability to continue to implement our online growth strategy;

•	risks associated with the opening of new campuses;

•	risks associated with the offering of new educational programs and adapting to other program changes;

•	risks associated with the acquisition of educational institutions;

•	risks associated with the ability of our students to finance their education in a timely manner; and

•	general economic and market conditions.

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

Overview

Our company provides post-secondary education services. Our mission is to make higher education achievable for working adults in today’s economy. We work to fulfill this mission by offering a variety of academic programs through our wholly-owned subsidiary Strayer University (the “University”), both in traditional classroom courses and online. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of higher education opportunities.

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 92 physical campuses in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C., and online. For the 2011 fall term, we had more than 54,000 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education (“Department of Education”). As part of its program offering, the University also offers classes online, providing its working adult students more flexibility and convenience. Strayer University, with its online offerings, attracts students from around the country and throughout the world.

Over the last several years, we have grown primarily by expanding geographically with new campuses. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C., to 92 campuses in 22 states and Washington, D.C. We open new campuses in the promising areas of those states in which we currently operate physical campuses, as well as by expanding into contiguous states that exhibit strong demand for adult education in business and information technology programs. We have opened 78 of our campuses since the beginning of 2001. We have also developed a robust online education program. Since receiving regulatory approval to offer our degree programs online in 1997, our online programs have experienced significant growth. During the 2011 fall term, over 32,000 students or nearly 60% of the student body opted to take 100% of their classes online that quarter. To better serve students who do not reside or work near one of our physical campus locations, we opened a second Global Online Operations Center located in Salt Lake City, Utah in 2009.

Since 2001, when a new management team was hired and a new growth strategy adopted, we have made significant investments in new campuses where there is a strong demand for adult education and in information technology infrastructure to support growth in our online programs. As a result of these efforts, between 2000 and 2011 our revenues grew 21% on a compounded annual basis, from $78 million in 2000 to $627 million in 2011. During the same period, diluted earnings per share grew at a compounded annual rate of 18% including the impact of stock-based compensation which we began recording in 2006. Throughout this time, we continued to invest heavily in our various initiatives to serve working adult students. For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

Industry Background and Outlook

The market for post-secondary education is large and highly fragmented, and has experienced significant growth. The U.S. Bureau of Labor Statistics has reported that approximately 62 million working adults in the United States do not have more than a high school education and approximately 34 million people have some college experience but no college degree. We believe that the demand for post-secondary education will increase as a result of demographic, economic and social trends, including:

•	increasing demand by employers for professional and skilled workers;

•	approximately 18% annual growth in the number of high school graduates from 2.8 million in 2000 to 3.3 million in 2010;

•	the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education; and

•	budgetary constraints at traditional colleges and universities.

The adult education market is a significant component of the post-secondary education market. We believe that the market for post-secondary adult education should increase as working adults seek additional education to update and improve their skills. In addition, we believe that many working adults will seek degree programs from regionally accredited institutions that provide flexibility to accommodate the fixed schedules and time commitments associated with their professional, family and personal obligations.

According to the National Center for Education Statistics, in 2010 there were 2,774 four-year degree-granting institutions in the United States, including 672 public colleges and universities, 1,539 not-for-profit colleges and universities, and 563 for-profit institutions.

Growth in the market for post-secondary education has recently been negatively affected by the downturn in the economy as well as by the uncertainty associated with legislative and regulatory proposals. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”) and concerns about potential reductions in such funding also can reduce the level of growth.

Company Strengths

We have a 120-year operating history and a track record of providing practical and convenient education programs for working adults. We believe the following strengths position us to capitalize on the demand for post-secondary education among working adults:

•	Consistent operating history. We have been in continuous operation since 1892 and have demonstrated an ability to operate consistently and grow profitably.

•

Practical and diversified curricula.    We offer core curricula in stable, practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our working adult students and their employers by regularly refining and updating our existing educational programs. In December 2011, we acquired the Jack Welch Management Institute, an online leadership education program that enables us to offer a differentiated executive MBA degree and executive certificates to students and corporations. In addition, we are able to offer programs that are successful in a given region at other locations in our campus network. Strayer University currently offers more than 100 different degree, diploma and certificate programs, including emphases and concentrations, to its students.

•

Focus on working adults pursuing degree programs.    We focus on serving working adults who are pursuing undergraduate and graduate degrees in order to advance their careers and employment opportunities. We believe this is an attractive market within the post-secondary education sector due to the number of adult students enrolling in post-secondary education programs and the highly motivated nature of adult students. We consider adult students to be our primary customers, with the various business and government organizations that provide tuition assistance to their employees as our secondary customers. In addition, we believe that the structure of our curriculum, featuring associate, bachelor’s and graduate-level degree programs, encourages students to continue their education and results in extended periods of student enrollment which positively impacts the visibility and predictability of our future revenues. Approximately 98% of our students were enrolled in degree programs for the 2011 fall term.

•

Flexible program offerings.    We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year. Our online programs enable students to pursue a degree partially or entirely via the Internet, thereby increasing the convenience, accessibility and flexibility of our educational programs. Approximately 60% of our students enrolled for the 2011 fall term were taking all of their courses online. We believe that these flexible offerings distinguish us from many traditional universities that currently do not effectively address the unique requirements of working adults.

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

•

Established brand name and alumni support.    With a 120-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional referral opportunities for students.

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

Company Strategy

Our goal is to be a leading, nationwide provider of post-secondary education programs that prepare working adults for advancement in their careers and professional lives primarily in the areas of business, accounting and information technology. We have identified the following factors as key to executing our growth strategy:

•

Maintain stable enrollment in our mature markets.    We have a total of 92 campuses in various stages of growth. Our experience has been that we enroll an incremental 100-150 students at a campus each year until it reaches an enrollment level of approximately 1,000 students. We had 19 campuses with approximately 1,000 or more students for the 2011 fall term. Once a campus has reached this state of maturity, we hope to maintain stable campus enrollment while increasing revenues with market-based tuition increases.

•

Open new campuses.    Our goal is to open new campuses every year by meeting unmet demand in states in which we currently operate physical campuses, and by expanding into contiguous states that exhibit strong demand for adult education in business and information technology programs. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C. to 92 campuses in 22 states and Washington, D.C. We have opened 78 new campuses since the beginning of 2001. These campuses are set forth in the table below:

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
Dayton, OH
Milwaukee, WI
Dallas, TX (Cedar Hill Campus)
Indianapolis, IN
Dallas, TX (North Dallas Campus)
Chicago, IL (Downers Grove Campus)
Chicago, IL (Schaumberg Campus)

In 2012, we plan to open a total of eight new campuses subject to regulatory approvals. We continue to apply to operate in other states generally adjacent to our current footprint and expect to pursue approvals and open campuses in new states as part of our multi-year expansion plan, with the ultimate goal of becoming a nationwide university.

•

Expand Online.    Our online classes are available to students throughout the U.S. and on a global basis. We believe that the added flexibility of both traditional and online courses allows us to better serve our working adult students. Due to the convenience and flexibility of online courses, particularly in the asynchronous format, this medium has rapidly grown in acceptance and is expected to continue to grow. There were over 32,000 students taking 100% of their courses online for the 2011 fall term. Our commitment to our online students is furthered by a second Global Online Operations Center that we opened in 2009 in Salt Lake City, Utah.

•

Develop corporate/institutional alliances.    We continue to pursue opportunities in the large corporate/institutional market. Our convenient evening, weekend and online courses provide an attractive solution for the education and training needs of employers and their employees. We currently have employer agreements or billing arrangements of various types with many corporations and government organizations, including Booz Allen Hamilton, Capital One, Comcast, Department of

Health and Human Services, Federal Bureau of Investigation, FedEx, Lowe’s, McDonald’s, Northrop Grumman, SAIC, Starbucks, The Kroger Co., Verizon and Verizon Wireless. We are actively working with other corporations and institutions to increase the number of such arrangements and to further develop existing relationships. These relationships, once established, provide an ongoing source of new and continuing students.

•

Partner with community colleges.    Strayer currently has approximately 170 community college articulation agreements, including nine statewide compacts, covering over 980 colleges and campuses nationally. These agreements allow for credits and degrees earned at partner institutions to be transferable toward a related Strayer University degree. In addition, we have entered into innovative space sharing arrangements with some community college partners to permit their use of our facilities, free of charge, during daytime hours when their demand is high and our need is low. We encourage first-time students to explore options at community colleges before considering returning to Strayer for their university degrees. Approximately 25% of our total enrollment each term comes from two-year college alliances. These partnerships allow us to leverage our available resources to best serve the needs of our students and our communities.

•

Optimize the use of stockholders’ capital.    We compare all uses of our capital (including but not limited to organic growth investments, dividends, share repurchases and acquisitions) in terms of return on our owners’ capital and enhancing shareholder value. In 2011, we repurchased approximately 1,581,000 shares of our common stock and, effective December 2010, increased our annual dividend from $3.00 to $4.00 per share. We periodically evaluate opportunities to acquire other providers of post-secondary education. Currently, we have no commitments with regard to potential acquisitions.

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
• Master of Business Administration (M.B.A.) Degree

•    Bachelor of Science (B.S.) Degree

Accounting

Information Systems

Economics

Criminal Justice

•    Bachelor of Business Administration (B.B.A.) Degree

•    Associate in Arts (A.A.) Degree

Accounting

Acquisition and Contract Management

Business Administration

Information Systems

Economics

Marketing

Criminal Justice

•    Diploma Programs

Accounting

Acquisition and Contract Management

Information Systems

•    Undergraduate Certificate Programs

Accounting

Business Administration

Information Systems

• Jack Welch Executive Master of Business Administration (M.B.A.) Degree (1)

• Master of Education (M.Ed.) Degree
• Master of Health Services Administration (M.H.S.A.) Degree

• Master of Public Administration (M.P.A.) Degree

• Master of Science (M.S.) Degree
Information Systems
Accounting
Human Resource Management
Management

• Executive Graduate Certificate Programs
Business Administration
Information Systems
Accounting

(1)	In December 2011, Strayer University acquired the Jack Welch Management Institute, an online leadership education program that offers a differentiated executive MBA degree and executive certificates.

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

Strayer University structures its curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree. For example, a student originally pursuing a diploma in information systems can extend his or her original educational objective by taking additional courses leading to an associate degree in information systems, a bachelor’s degree in information systems, and ultimately a master’s degree in information systems. This curriculum design provides students a level of competency and a measure of attainment in the event they interrupt their education or choose to work in their field of concentration prior to obtaining their final degree.

Online

In August 1997, we began offering classes online. Students can take classes online using either a synchronous (“real time”) or asynchronous (“on demand”) format. The asynchronous format was first introduced by the University in the summer 2001 quarter and has grown significantly due to increasing demand. Currently, most students taking classes online choose the asynchronous format. Students may take all of their courses online or may take online courses as a supplement to traditional, classroom-based courses. A student taking classes online has the same admission and financial aid requirements, is subject to the same policies and procedures and receives the same student services and support as campus-based Strayer University students. Tuition for online courses is the same as for campus courses. During the fall 2011 quarter, Strayer University had over 32,000 students who took classes solely online.

Faculty

The University appoints faculty who hold appropriate academic credentials, are dedicated, active professionals in their field and are enthusiastic and committed to teaching working adults. In accordance with our educational mission, the University faculty focuses its efforts on teaching. The normal course load for a full-time faculty member is four courses per quarter for each of three quarters, or 12 courses per academic year. In addition, the University requires full-time faculty members to provide eight hours per week of student academic counseling and other student support services. Further, many full-time faculty members participate actively in the life of the University through service on curricular and assessment committees.

We provide financial support for faculty members seeking to enhance their skills and knowledge. The University maintains a tuition plan that typically reimburses full-time faculty and deans pursuing doctorate degrees for part of their program’s tuition at other institutions. Full-time faculty (and all other employees) receive a 90% discount for all Strayer University courses. The University also conducts annual in-house faculty workshops in each discipline. We believe that our dedicated and capable faculty is one of the keys to our success.

Organization of Strayer University

The University’s annual financial budget and overall academic and business decisions are directed by its Board of Trustees. The Board of Trustees consists of Dr. Charlotte F. Beason, Chairwoman of the Board of Trustees, and currently six other members. The University By-Laws prescribe that a majority of members be independent from the University and Strayer Education, Inc. to assure independent oversight of all academic programs and services. The current Board of Trustees members are listed below:

Board of Trustees

Dr. Charlotte F. Beason	Dr. Beason is the Chairwoman of the Board of Trustees. She has served as a member of the Board of Trustees since 1996. She has extensive experience in education, distance learning, and the accreditation of education programs. (See Item 10 below for additional biographical information.)

Mr. Roland Carey*	Mr. Carey has served as a member of the Board of Trustees since 1990. He served for 23 years as a U.S. Army Officer in the specialties of Air Defense Missile Evaluation and Military Education. He retired in 1986 as a Lieutenant Colonel. Mr. Carey served 12 years as a mathematics instructor and as an Intervention Program Coordinator with Fairfax County Public Schools. Additionally, he has served on two other organizational management and supervisory boards. Mr. Carey holds a bachelor’s degree in mathematics from Florida A&M University and a master’s degree in educational leadership from George Mason University.

Mr. Karl McDonnell	Mr. McDonnell was elected to the Board of Trustees in 2007. Mr. McDonnell joined Strayer Education, Inc. in July 2006 as President and Chief Operating Officer. (See Item 10 below for additional biographical information.)

Mr. Todd A. Milano	Mr. Milano has served as a member of the Board of Trustees since 1992 and has more than 30 years of experience in post-secondary education. Since 1989, he has served as President of Central Pennsylvania College near Harrisburg, Pennsylvania. (See Item 10 below for additional biographical information.)

Dr. William C. Reha, MD*	Dr. Reha was elected to the Board of Trustees in 2007. He is a Board Certified Urologic Surgeon in Woodbridge, Virginia. He also serves as Speaker of the House for the Medical Society of Virginia and is President-Elect of the Virginia Urologic Society. Dr. Reha is active in Strayer University alumni affairs and is the 2005 Outstanding Alumni Award winner. Dr. Reha has served as President of the Prince William County Medical Society and the Potomac Hospital Medical Staff and is a Fellow of the Claude Moore Physician Leadership Institute. He holds a bachelor’s degree in biochemistry from Binghamton University, an M.D. from New York Medical College, and a master’s in business administration from Strayer University.

Dr. Peter D. Salins*	Dr. Salins has served as a member of the Board of Trustees since 2002. Having served as Provost and Vice Chancellor for Academic Affairs of the State University of New York (SUNY) system from 1997 to 2006, he is currently University Professor of Political Science at SUNY’s Stony Brook University and Director of its graduate program in public policy. Dr. Salins is a member of the Advisory Board of the Syracuse University School of Architecture and the Editorial Board of the Journal of the American Planning Association, and is a Director of the Citizens Housing and Planning Council of New York. Dr. Salins holds a bachelor’s degree in architecture, a master’s degree in regional planning and a doctorate in metropolitan studies and regional planning, all from Syracuse University.

Dr. J. Chris Toe*	Dr. Toe has served as a member of the Board of Trustees since 2003. He served as President of Strayer University from 2003 to April 2006 and as Minister of Agriculture of the Republic of Liberia from 2006 to 2009. Dr. Toe now serves as Chairman of the APEX Group, a consulting, trading and investment company based in Liberia. Dr. Toe holds a bachelor’s degree in economics from the University of Liberia, and a master’s degree in agricultural economics and a doctorate in economics, both from Texas Tech University.

*	Independent member. (Dr. Toe is also a non-voting member.)

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

Within this centralized structure is a division of responsibilities into two broad categories: academics and administrative operations. For the academic functions, the President is supported by the Provost, the Senior Vice Provost of Faculty Affairs, and five Senior Vice Provosts for Academics, who are responsible for academic operations on a regional and local level. Also reporting to the President are the Executive Director of Academic Communications and the Director of College Relations. The Provost is supported by the Senior Vice Provost of Academic Programs, the Senior Vice Provost of Student Affairs, the Deans of each School as well as by the University Registrar and the Dean of Institutional Research, Assessment and Evaluation.

For administrative operations, the President and Provost work closely with the Senior Vice Presidents for Operations, who are responsible for ensuring that regional, campus and online operations meet the annual University budget established by the Board of Trustees; as well as with the Senior Vice Provosts for Academics. Other senior administrative officers also support the President in areas such as legal compliance, accounting and auditing, computer technology, insurance and human resources.

University Senior Management

Dr. Michael A. Plater is the Interim University President. His biographical information is set forth in Item 10 below. At the campus level, day-to-day business operations are managed by a Campus Director and the academic functions are overseen by a Campus Dean. Each campus is staffed with personnel performing instructional, admissions, academic advising, financial aid, student services and career development functions. A Learning Resource Center at each campus supports the University’s instructional programs. Each Learning Resource Center contains a library and computer laboratories and is operated by a full-time manager and support staff who assist students in the use of research resources.

Strayer Education, Inc. Executive Officers

For a description of Strayer Education, Inc.’s senior management, see the biographical information set forth in Item 10 below.

Outreach

To identify potential students, we engage in a broad range of activities to inform working adults and their employers about the programs offered at Strayer University. These activities include direct mail, online marketing, marketing to our existing students and graduates, print and broadcast advertising, student referrals, and corporate and government outreach activities. Direct response methods (direct mail and online advertising) are used to generate inquiries from potential students. Strayer University maintains booths and information tables at appropriate conferences and expos, as well as at transfer days at community colleges. We also depend on the recommendation of our alumni network to protect Strayer University’s reputation and promote its quality education. Our business-to-business outreach efforts include personal telephone calls, distribution of information through corporate intranets and human resource departments, and on-site information meetings. We record inquiries in our database and track them through to application and registration. Additionally, we provide information about new programs and new locations to students and alumni to encourage them to return for further education.

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2011 fall quarter, approximately 65% were age 31 or older and approximately 84% were engaged in part-time study (fewer than three courses each quarter). In the 2011 fall quarter, our students registered for an average of 8.1 course credits (about two classes per student).

Strayer University has a very diverse student population. At the beginning of the 2011 fall quarter, approximately 75% of students were minorities and approximately 66% of students were women. Approximately 1% of the University’s students were international, and approximately 2% were active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of educational opportunities.

The following is a breakdown of our students by program level as of the 2011 fall term:

Program	Number of students	Percentage of total students
Bachelor’s	30,165	56%
Master’s	16,333	30%
Associate	6,707	12%

Total Degree	53,205	98%

Diploma	113	*
Undergraduate Certificate	121	*
Graduate Certificate	318	*
Undeclared	476	*

Total Non-Degree	1,028	2%

Total Students	54,233	100%

*	Represents less than 1%.

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

Tuition and Fees

Strayer University charges tuition by the course. Tuition rates may vary in states with specific regulations governing tuition costs. Each course is 4.5 credit hours. As of January 1, 2012, undergraduate full-time students are charged $1,650 per course. Undergraduate part-time students are charged $1,725 per course. Students in graduate programs are charged at the rate of $2,250 per course. Accordingly, a full-time student seeking to obtain a bachelor’s degree in four years currently would pay approximately $16,500 per year in tuition. Strayer University implemented a tuition price increase of approximately 3% per course effective January 1, 2012, which is reflected in the above tuition rates. Under a variety of different programs, Strayer University offers scholarships and tuition discounts to students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements.

Career Development Services

Although most of Strayer University’s students are already employed, the University actively assists its students and alumni with career-related matters. The focus for Career Services at Strayer University is to provide career guidance and resources to assist students and alumni in reaching their educational and professional goals. Services are delivered through various media including online, in person, recorded video, books, periodicals, and by telephone. The services provided include career webinars, recorded seminars, career teleconferences, career advising and resume review.

We regularly conduct alumni surveys to monitor the career progression of our graduates and to support outcome assessment efforts required by Middle States and state regulators.

Employees

As of December 31, 2011, we had 2,140 full-time employees including 426 full-time faculty members. Full-time faculty members teach on average 4-5 courses per quarter. The remainder of the classes are taught by adjunct faculty who normally teach 1-2 courses per quarter. Although we had approximately 2,200 adjunct faculty, not all of them teach every quarter. In the 2011 fall quarter, approximately 30% of our courses were taught by full-time faculty. We also employed 1,856 non-faculty staff in information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions. Of our non-faculty staff, 1,714 were employed full-time and 142 were employed part-time. Because we are not a research university, all faculty are expected to spend their time teaching and advising students.

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

Regulation

Regulatory Environment

As an institution of higher education accredited by Middle States and operating in multiple jurisdictions, Strayer University is subject to accreditation rules and varying state licensing and regulatory requirements. In addition, the federal Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various Title IV programs, including Strayer University, both to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the institutional accrediting agencies recognized by the U.S. Secretary of Education (“Secretary of Education”); (2) state education regulatory bodies; and (3) the federal government through the Department of Education. The regulations, standards and policies of these regulatory agencies are subject to frequent change.

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

In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Department of Education. The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (NACIQI) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. Middle States was most recently recognized through the NACIQI process in 2007 and is scheduled for its next review in Spring 2012 by NACIQI for renewal of recognition.

As with all its regulatory relationships, Strayer University strives to maintain close contact with, and to provide frequent status updates to, Middle States regarding matters pertinent to accrediting standards and policies. This regular contact keeps Middle States informed of the University’s planned activities and aims to ensure that the University’s performance continues to meet Middle States’ expectations. To this end, Strayer University is committed to evaluating periodically its own performance, submitting reports to Middle States and making any necessary improvements to continue meeting Middle States’ accreditation standards as the University grows and expands geographically. If an institution’s performance were ever not to meet its accrediting agency’s (or other regulator’s) expectations or applicable standards, then its operations could be conditioned, severely constrained or even curtailed, depending on the severity of the non-compliance. Accordingly, Strayer University endeavors proactively to keep Middle States (and all of its other regulators) fully informed and satisfied with its performance and strives to maintain good regulatory relationships as a key University priority.

In 2006, Strayer University completed a comprehensive self-study report, which was submitted to Middle States in support of Strayer University’s request for early reaffirmation of accreditation prior to Middle States’ next scheduled accreditation review in 2011. Our objective is to provide a high quality post-secondary education to working adult students, and participation in academic peer review processes is an important way to help us meet that objective. Middle States reviewed Strayer University’s report and on June 28, 2007, reaffirmed Strayer University’s accreditation for 10 years through 2017. In accordance with Middle States’ accreditation standards, every accredited institution must file a periodic review report at the mid-point between its decennial evaluations. Strayer University must file this periodic review report by June 1, 2012 demonstrating that the institution continues to meet Middle States’ standards. All of Strayer University’s new campus locations and other substantive changes require prior Middle States approval.

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

State Education Licensure

Licensure of Physical Campuses

Strayer University is required by the federal Higher Education Act and certain state laws to be legally authorized to provide educational programs in the states in which the University is physically located. We are authorized to offer our programs by the applicable educational regulatory agencies in all states where our physical campuses and online delivery facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees, diplomas or certificates to students in those states. We are subject to extensive regulation in each jurisdiction in which our campuses are located, including: Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Washington, D.C. We will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses.

On October 29, 2010, the Department of Education adopted new regulations, effective July 1, 2011, regarding state authorization that set new requirements for state authorization for purposes of Title IV eligibility.

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

On October 29, 2010, the Department of Education adopted new regulations, effective July 1, 2011, regarding state authorization of online programs. The revised rules specify that an institution offering distance post-secondary education must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. On May 6, 2011, the Department of Education issued a Dear Colleague Letter interpreting this new regulation, stating that it “will not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken by an institution before July 1, 2014, so long as the institution is making good faith efforts to identify and obtain necessary State authorizations before that date.” On July 12, 2011, the U.S. District Court for the District of Columbia vacated the regulation relating to state authorization for distance education, holding that the Department of Education did not provide proper notice of the proposed changes as required by the Administrative Procedure Act. On September 8, 2011, the Department of Education filed an appeal of the U.S. District Court’s ruling with the U.S. Court of Appeals for the District of Columbia Circuit. That appeal is pending.

Department of Education

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it is physically located and maintain institutional accreditation by a recognized accrediting agency as discussed above. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under the Title IV programs. For purposes of the Title IV programs, Strayer University and all of its campuses are considered to be a single institution of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. On January 20, 2012, Strayer University executed a provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until September 30, 2014.

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

Financing Student Education

Students finance their Strayer University education in a variety of ways. A significant number of students receive loans or grants directly from the Department of Education. In the 2011 fall term, approximately 71% of Strayer University’s students participated in one or more Title IV programs. Many financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. With these programs, financial aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of federal student financial aid must maintain a satisfactory grade point average and progress in a timely manner toward completion of a program of study.

In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts. Eligible students at Strayer University may also participate in educational assistance programs administered by the Commonwealth of Pennsylvania, the State of Florida, State of Vermont, private organizations, the U.S. Department of Veterans Affairs, and the U.S. Department of Defense (“DOD”).

Congress recently expanded education benefits available to veterans who have served on active duty since September 11, 2001. Under the relevant law, known as the Post-9/11 Veterans Educational Assistance Act of 2009 (as amended August 1, 2011), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of $17,500 for non-public domestic institutions. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend, equal to half the amount available to students attending classroom-based programs or programs that combine classroom learning and distance learning.

Strayer University participates in Department of Defense (DOD) military tuition assistance programs under a Memorandum of Understanding with the DOD and various branches of the armed services. Thereunder, the University agrees to comply with DOD rules and procedures regarding the receipt of tuition assistance on behalf of active duty military personnel (and qualifying family members) in attendance at the University.

Title IV Programs

Strayer University maintains eligibility for its students to participate in the following Title IV programs:

•

Federal Grants.     Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors. Prior to July1, 2011, by virtue of Strayer University’s eligibility to participate in the Pell Grant program and its offering of certain academic programs, Strayer University students who met certain criteria were also eligible for grants under the Academic Competitiveness Grant (ACG) program and the National Science and Mathematics Access to Retain Talent (National SMART) Grant program. ACG is designed for students in their first or second academic year of a degree program who recently graduated from a high school at which they were enrolled in a rigorous curriculum. National SMART Grant is designed for students in their third or fourth academic year with a cumulative grade point average of 3.0 or greater in certain designated bachelor’s degree or higher programs, primarily focused on science and math. As of July 1, 2011, Congress terminated funding for the ACG and SMART Grant Programs. Strayer University cannot predict whether these programs will be funded in the future.

•

Campus-Based Programs.    The campus-based Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Perkins Loan, and the Federal Work-Study Program. Strayer University does not actively participate in the Perkins Loan or the Federal Work-Study Program.

•

Federal Direct Student Loans.    Under the William D. Ford Federal Direct Loan Program, the Department of Education makes loans directly to students and their parents. Students who demonstrate financial need may qualify for a subsidized loan. With a subsidized loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized loans are available to students who do not qualify for a subsidized loan or, in some cases, in addition to a subsidized loan. PLUS loans, including Graduate PLUS loans, are unsubsidized. The Budget Control Act of 2011, signed into law on August 2, 2011 eliminated federal direct subsidized loans for graduate and professional students as of July 1, 2012. The terms and conditions of subsidized loans originated prior to July 1, 2012 are not affected by the change.

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

Program Participation Agreement

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On January 20, 2012, Strayer University executed a provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until September 30, 2014.

Provisional Certification

In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education seek to revoke eligibility during the provisional period, the institution will have an opportunity to show cause why such revocation is not warranted and the Department’s decision to accept or reject such cause will constitute final agency action. Strayer University is operating under a provisional Program Participation Agreement through September 30, 2014, and must obtain Department approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree program.

Administrative Capability

Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution, among other things, must comply with all applicable Title IV program regulations, must not have cohort default rates above specified levels, must have various procedures in place for safeguarding federal funds, must not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension, must submit in a timely manner all reports and financial statements required by the regulations and must not otherwise appear to lack administrative capability. On December 22, 2011, the Department of Education notified Strayer University that its Program Participation Agreement was approved on a provisional basis because “the institution did not disburse Title IV funds timely to students in each payment period.”

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

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity) and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. Strayer University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2011, and based on its composite score and other relevant factors, Strayer believes that Strayer University meets the Department of Education’s financial responsibility standards.

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

The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or FFEL Program loan during that year. The cohort default rate is the percentage of those borrowers who default by the end of the following federal fiscal year, resulting in a two-year cohort default rate. Because of the need to collect data on defaults, the Department publishes cohort default rates two years in arrears; for example, in the fall of 2011, the Department issued cohort default rates for federal fiscal year 2009.

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

The regulations also address cohort default rates for institutions that have undergone a change in status, such as acquisition or merger of institutions and acquisition of another institution’s branches or locations. Strayer University’s cohort default rates for the 2007, 2008, and 2009 federal fiscal years, the three most recent years for which this information is available, were 6.0%, 6.7%, and 10.0%, respectively. The average cohort default rates for proprietary institutions nationally were 11.0%, 11.6%, and 15.0% for federal fiscal years 2007, 2008, and 2009, respectively.

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

Effective July 1, 2010, the Department of Education issues two cohort default rates – a two-year cohort default rate and a three-year cohort default rate – for fiscal years 2009 through 2011. The Department will rely on the two-year cohort default rate and related thresholds to determine institutional eligibility until 2014, when the Department issues official three-year cohort default rates for the fiscal year 2011 cohort.

The Department of Education issued unofficial, trial three-year cohort default rates for federal fiscal years 2006, 2007, and 2008. Three-year cohort default rates were generally expected to be higher than two-year cohort default rates, because of both the longer repayment history and current economic conditions. Strayer’s trial three-year cohort default rates are 10.5%, 13.0%, and 12.7% for federal fiscal years 2006, 2007, and 2008, respectively, the last years for which data is available and the calculations have been completed. The average trial three-year cohort default rates for proprietary institutions nationally were 18.8%, 21.2%, and 25.0% for federal fiscal years 2006, 2007, and 2008, respectively.

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

Using the HEOA formula, Strayer University derived approximately 78% of its cash-basis revenues from Title IV program funds in 2009 and 2010. Our computation for 2011 has not yet been finalized and audited.

The key components of non-Title IV revenue for Strayer University are individual student payments, employer tuition reimbursement payments, veteran’s benefits, vocational rehabilitation funds, private loans, state grants, and scholarships. Certain members of Congress have proposed to revise the 90/10 Rule to count DOD tuition assistance and veterans education benefits along with Title IV revenue toward the 90% limit and to reduce the limit to 85% of total revenue.

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

Effective July 1, 2011, the Department of Education eliminated 12 “safe harbors” that had been established in 2002 to define circumstances under which an institution would not run afoul of the incentive payment prohibition. The final rules prohibit payments made “in any part,” directly or indirectly upon the success of securing enrollments or financial aid, apply to all employees at an institution who are engaged in or responsible for any student recruitment or admission activity, limit “profit-sharing payments,” and set rules for third-party contracts. The Department of Education has published a subsequent Dear Colleague Letter interpreting this regulation.

Gainful Employment

On June 13, 2011, the Department of Education published final regulations on the metrics to determine whether an academic program prepares a student for gainful employment. Pursuant to the final regulations, which become effective on July 1, 2012, an academic program is considered to lead to gainful employment if it meets at least one of the following three metrics:

•	If at least 35% of students are in a satisfactory repayment status with respect to their federal student loans three to four years after entering repayment;

•

If the annual loan payment of a typical graduate of the program for all debt incurred by the graduate for the program does not exceed 30% of the average or median discretionary income in the third or fourth year after graduation; or

•

If the annual loan payment of a typical graduate of the program for all debt incurred by the graduate for the program does not exceed 12% of the average or median annual earnings in the third or fourth year after graduation.

A particular program offered by an institution would become ineligible for Title IV funding if it could not pass one of the three above metrics in three out of four consecutive years, beginning with fiscal year 2012. After one failure, the institution must disclose to students the amount by which the particular program missed the metric and what the institution plans to do to improve performance. After two failures consecutively or within a three-year period, the institution must inform each current and prospective student that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exists. After three failures consecutively or within four years, a program loses eligibility for Title IV funds and cannot re-establish eligibility for at least three years. The first year that a program can lose eligibility is 2015, with eligibility losses in that year limited to the lowest 5% of all programs across institutions. The regulations provide means by which an institution may challenge the Department of Education’s calculation of any of the three debt metrics. The Department will release final metrics for programs beginning in 2013, but has indicated its intent to release metrics for informational purposes only in 2012. This description of the final gainful employment regulations is qualified by its entirety by the text of the regulation and other informational guidance provided by the Department of Education, available at http://ifap.ed.gov/GainfulEmploymentInfo/.

The Company does not have adequate guidance or data from the Department of Education to determine definitively the full financial or operational impact, if any, of the new regulations going forward. The requirements associated with the gainful employment regulations will substantially increase our administrative burdens and could affect our student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs will be affected by factors beyond management’s control such as changes in our graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

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

Third-Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with third-party servicers to perform activities related to Strayer University’s participation in Title IV programs. Prior to September 30, 2011, Strayer University utilized Global Financial Services, Inc., for services including certifying Title IV loan applications, preparing reports from Strayer University to the Department of Education, and issuing federal grant program payments. The University’s agreement with Global Financial Aid Services expired on September 30, 2011, at which point Strayer University in-sourced its financial aid processing. Strayer University also has a contract with Sallie Mae Business Solutions for processing stipends due to students and with General Revenue Corporation for loan default prevention.

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

Restrictions on Adding Locations and Educational Programs

State requirements and accrediting agency standards limit the ability of Strayer University to establish additional locations and programs. Most states require approval before institutions can add new programs, campuses or teaching locations. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, which may require additional approval. At its discretion, Middle States may also conduct site visits to additional locations to ensure that accredited institutions that experience rapid growth in the number of additional locations maintain educational quality. All new Strayer University campus locations require Middle States approval before students are enrolled, and the Higher Education Act requires Middle States to monitor institutions with significant enrollment growth. In addition, under Strayer University’s provisional certification, the Department of Education must approve any new campus location, level of academic offering and non-degree program.

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

Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. Under its recently-executed provisional Program Participation Agreement with the Department of Education, Strayer University must obtain Department approval for the addition of any new location. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions.

Effective July 1, 2011, a proprietary institution (but not public or private non-profit colleges and universities) must notify the Department of Education of new programs if the program has a Classification of Instructional Programs (“CIP”) code under the taxonomy of instructional program classifications and descriptions developed by the National Center for Education Statistics (“NCES”) that is different from any other program offered by the institution, the program has the same CIP code as another program offered by the institution but leads to a different degree or certificate, or the institution’s accrediting agency determines the program to be an additional program. Notification must be made at least 90 days before the first day of class. The institution may then proceed to offer the program, unless the Department of Education advises the institution that the additional educational program must be approved. If Strayer University were to offer a new program without approval after notice from the Department that approval was required, the University may be liable for repayment of Title IV aid received by the University or students in connection with that program. On September 27, 2011, the Department of Education proposed to limit the requirement for institutions to submit new programs to the Department for approval to those programs that are the same as, or substantially similar to, programs that the institution voluntarily discontinued, programs that became ineligible under the Gainful Employment regulation, and failing programs. Additionally, if the Secretary notifies an institution, the institution must apply for approval of a new educational program.

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

In an August 2010, letter to members of the Senate Health, Education, Labor and Pensions (HELP) Committee, the Secretary of Education announced plans to increase the number of program reviews by 50%, from 200 conducted in 2010 to 300 in 2011. The Department of Education is conducting a program review of Strayer University’s administration of Title IV programs. If the program review finds that we failed to comply with Title IV and its implementing regulations, the Department of Education could impose sanctions or conditions that could have a material adverse effect on our operations and financial condition. On March 25, 2011, the Department of Education issued a preliminary program review report indicating its position that Strayer University’s Associate in Arts in General Studies program is not an eligible program under Title IV of the Higher Education Act. The Company has communicated its disagreement with this finding, has enrolled affected students in other programs, and is working with the Department to resolve the matter. On December 22, 2011, the Department of Education notified Strayer University that its Program Participation Agreement was approved on a provisional basis because “the institution did not disburse Title IV funds timely to students in each payment period.” Strayer University has not received a Final Program Review Determination Letter.

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

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University are approved for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits by the state approving agencies in Alabama, Delaware, Florida, Georgia, Kentucky, Maryland, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, and Washington, D.C. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

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

Recent or Pending Legislative and Regulatory Activity

Congress is considering legislation that would make further changes in the Higher Education Act and other education-related federal laws. Congressional activity may adversely affect enrollment in for-profit educational institutions. We cannot predict the impact, if any, of these recent or pending legislative changes on our long-term business model, although the uncertainty associated with Congressional activity has had a negative impact on the industry as a whole.

On June 13, 2011, the Department of Education published final regulations on the metrics to determine whether an academic program prepares a student for gainful employment. Pursuant to the final regulation, which becomes effective on July 1, 2012, an academic program is considered to lead to gainful employment if it meets one of the three metrics, as discussed more fully above. The first year that a program can become ineligible is 2015, and a program will not lose eligibility unless it fails all three metrics in three of four years. However, failure of a program in any given year will lead to heightened disclosure requirements.

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

Senate Health, Education, Labor and Pensions (HELP) Committee

In 2010, the U.S. Congress increased its focus on proprietary education institutions, including regarding participation in Title IV programs and U.S. Department of Defense oversight of tuition assistance for military service members. Since June 2010 the HELP Committee has held hearings to examine the proprietary education sector. Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veteran’s and military education benefits by students enrolled at proprietary institutions. Strayer University has cooperated with these inquiries. A number of legislators have variously requested the Government Accountability Office (GAO) to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. The GAO released four reports on for-profit post-secondary education: first, a report in August 2010 (subsequently revised in November 2010) that concluded, based on a three-month undercover investigation, that employees at a non-random sample of 15 proprietary institutions (not Strayer University) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, and financial aid; second, a report in October 2010 critical of the Department of Education’s efforts to enforce the ban on incentive payments; third, a report in October 2011 critical of the student experience and instructor performance at some for-profit online institutions; and fourth, a report in December 2011 comparing various student outcomes across proprietary, non-profit, and public institutions. This increased activity is expected to continue and may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions.

U.S. Department of Education

Title IV regulations applicable to Strayer University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards. In October 2009, the Department of Education published final regulations to implement the HEOA’s numerous new and revised requirements for higher education institutions. These regulations were effective July 1, 2010. On October 29, 2010, the Department of Education published final regulations regarding program integrity at higher education institutions (Program Integrity Regulations), most of which became effective July 1, 2011. On May 5, 2011, the Department of Education initiated a new negotiated rulemaking process on teacher preparation programs and federal student loans. The Department of Education must issue final regulations on those topics by November 1, 2012, in order for them to become effective on July 1, 2013.

State Licensure

Under the Program Integrity Regulations regarding state licensure, a proprietary institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the Program Integrity Regulations. These requirements became effective July 1, 2011, and institutions may request a one-year extension of the effective date to July 1, 2012, and if necessary, an additional one-year extension to July 1, 2013. To receive an extension, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the new requirements.

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

Incentive Compensation

Institutions participating in the Title IV programs may not pay any commission, bonus, or other incentive payment based directly or indirectly on securing enrollments or financial aid to personnel engaged in recruitment or admissions or making decisions about awarding Title IV aid. Previously, there were 12 “safe harbors” relating to payment and compensation plans that institutions may practice without fear of violating the prohibition. The Program Integrity Regulations removed the safe harbors when they became effective on July 1, 2011.

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

Gainful Employment Reporting and Disclosure

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Program Integrity Regulations established new annual reporting requirements that are applicable to these programs, with the first reports due to the Department of Education by October 1, 2011, for the 2006-2007, 2007-2008 and 2009-2010 federal financial aid award years. For each such program, Strayer University has reported specific information regarding the program, the students enrolled in the program, and students who completed the program, including the amount the student received from private educational loans and institutional financing plans. In addition, the Program Integrity Regulations require institutions with gainful employment programs to disclose to prospective students by July 1, 2011, certain information relating to those programs, including the occupations that the program prepares students to enter; the on-time graduation rate; tuition, fees, and costs; job placement rates, if applicable; and median loan debt of students who completed the program. Strayer University made such disclosures on its website and in promotional materials.

New Programs

The Program Integrity Regulations establish requirements intended to remain in place until the Department of Education implements performance-based standards for approving additional programs using gainful employment measures. These regulations require an institution to notify the Department of Education of new programs (defined in the regulations) that are subject to gainful employment requirements. Notification must be made at least 90 days before the first day of class. The institution may proceed to offer the program, unless the Department of Education advises the institution that the additional educational program must be approved. On September 27, 2011, the Department of Education proposed to limit the requirement for institutions to submit new programs to the Department for approval to those programs that are the same as, or substantially similar to, programs that the institution voluntarily discontinued, programs that became ineligible under the Gainful Employment regulation, and failing programs.

Administration of Financial Aid

Several of the Program Integrity Regulations relate to the administration of financial aid, including the areas of the definition of online attendance, definition of credit hours, measuring satisfactory academic progress, return of federal funds when a student withdraws, verification and disbursement.

College Affordability and Transparency Lists

The Department of Education has published on its website lists of the top 5% of institutions, in each of nine categories, with (1) the highest tuition and fees for the most recent academic year, (2) the highest “net price” for the most recent academic year, (3) the largest percentage increase in tuition and fees for the most recent three academic years, and (4) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to the Department of Education explaining the increases and the steps that it intends to take to reduce costs. The Department of Education will report annually to Congress on these institutions and will publish their reports on its web site. The Department of Education also posts lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under HEOA, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted.

Credit Hours

In 2009 the Department of Education’s Office of Inspector General criticized three accreditors, including Middle States, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010 the House

Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The Program Integrity Regulations define the term “credit hour” for the first time and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department could impose liabilities or other sanctions.

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

The Form 10-K and other reports filed with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1- 800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the website address is www.sec.gov.

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

As a provider of higher education, we are subject to extensive regulation on both the federal and state levels. In particular, the Higher Education Act and related regulations subject Strayer University and all other higher education institutions that participate in the various Title IV programs to significant regulatory scrutiny.

The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the Department of Education; (2) the accrediting agencies recognized by the U.S. Secretary of Education (Secretary of Education) and (3) state education regulatory bodies.

The regulations, standards and policies of these regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs or costs of doing business.

If we are found to be in noncompliance with any of these laws, regulations, standards or policies, we could lose our access to Title IV program funds, which would have a material adverse effect on our business. In the 2011 fall term, approximately 71% of our students participated in one or more Title IV programs. Findings of noncompliance also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

Regulatory changes by the Department of Education may have a material adverse effect on our business.

The Department of Education issued on October 28, 2010, final rules that address program integrity issues for post-secondary education institutions participating in Title IV programs, most of which took effect on July 1, 2011. On June 13, 2011, the Department of Education published final regulations on the metrics to determine whether an academic program prepares a student for gainful employment. Pursuant to the final regulation, which becomes effective on July 1, 2012, an academic program is considered to lead to gainful employment if it meets one of the three metrics, as discussed more fully above. The first year that a program can become ineligible is 2015, and a program will not lose eligibility unless it fails all three metrics in three of four years. However, failure of a program in any given year will lead to heightened disclosure requirements. Compliance with these new rules could affect how we conduct our business, and insufficient time or lack of sufficient guidance for compliance could have a material adverse effect on our business. Uncertainty surrounding the rules, interpretive regulations or guidance by the Department of Education may continue for some period of time and may adversely affect our business.

Congressional examination of for-profit post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.

In 2010, the U.S. Congress increased its focus on for-profit education institutions, including regarding participation in Title IV programs and U.S. Department of Defense oversight of tuition assistance for military service members attending for-profit colleges. Since June 2010 the Senate HELP Committee has held hearings to examine the proprietary education sector. Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veteran’s and military education benefits by students enrolled at proprietary institutions. Strayer University has cooperated with these inquiries. A number of legislators have variously requested the Government Accountability Office (GAO) to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. GAO released four reports on for-profit post-secondary education: first, a report in August 2010 (subsequently revised in November 2010) that concluded, based on a three-month undercover investigation, that employees at a non-random sample of 15 proprietary institutions (not Strayer University) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, and financial aid; second, a report in October 2010 critical of the Department of Education’s efforts to enforce the ban on incentive payments; third, a report in October 2011 critical of the student experience and instructor performance at some for-profit online institutions; and fourth, a report in December 2011 comparing various student outcomes across proprietary, non-profit, and public institutions. This increased activity is expected to continue and may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions. In addition, concerns generated by Congressional activity may adversely affect enrollment in and revenues of for-profit educational institutions. Limitations on the amount of federal student financial aid for which our students are eligible under Title IV could materially and adversely affect our business.

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

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and related lawsuits by government agencies, accrediting agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced plans to increase the number of program reviews by 50% to 300 in 2011, and the Department of Education is conducting a such program review of Strayer University’s administration of Title IV programs. On March 25, 2011, the Department of Education issued a preliminary program review report indicating its position that Strayer University’s Associate in Arts in General Studies program is not an eligible program under Title IV. The Company has communicated its disagreement with this finding, has enrolled affected students in other programs, and is working with the Department to resolve the matter. On December 22, 2011, the Department of Education notified Strayer University that its Program Participation Agreement was approved on a provisional basis because “the institution did not disburse Title IV funds timely to students in each payment period.” Strayer University has not received a Final Program Review Determination Letter. If such a final determination finds that we failed to comply with Title IV and its implementing regulations, the Department of Education could impose sanctions or conditions that could have a material adverse effect on our operations and financial condition.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the Department of Education, we would lose our ability to participate in Title IV programs.

The loss of accreditation by the Middle States Commission on Higher Education would render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other consequences.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

Each Strayer University campus is authorized to operate and to grant degrees, diplomas or certificates by the applicable education agency of the state where the campus is located. Such state authorization is required for students at the campus to participate in Title IV programs. The loss of state authorization would, among other things, render Strayer University ineligible to participate in Title IV programs at least at those state campus locations, limit Strayer University’s ability to operate in that state and could have a material adverse effect on our business.

Effective July 1, 2011, Department of Education regulations provide that a proprietary institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the new rules. If an institution offers post-secondary education through distance education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. However, if a state in which Strayer has a physical campus or in which students taking online classes reside fails to comply with the provisions of the new rule or fails to provide the University with legal authorization, it could limit Strayer University’s ability to operate in that state and have a material adverse effect on our operations.

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

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On January 20, 2012, Strayer University executed a provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until September 30, 2014. Under the provisional agreement, Strayer University must obtain Department approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree program.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

If we fail to demonstrate financial responsibility under the Department of Education’s regulations, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. If we fail to maintain administrative capability as defined by the Department of Education, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. On December 22, 2011, the Department of Education notified Strayer University that its Program Participation Agreement was approved on a provisional basis because “the institution did not disburse Title IV funds timely to students in each payment period.”

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

Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year, default by the end of the second (rather than next) federal fiscal year that follows that fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of official cohort default rates calculated under the new formula are available. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates. If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s cohort default rates for the 2007, 2008, and 2009 federal fiscal years, the three most recent years for which this information is available, were 6.0%, 6.7%, and 10%, respectively. The average cohort default rates for proprietary institutions nationally were 11.0%, 11.6%, and 15% for federal fiscal years 2007, 2008, and 2009, respectively.

Our school could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of our revenues derived from those programs were too high.

A proprietary institution may lose its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenues, on a cash basis, from these programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years. Using the formula specified in the Higher Education Opportunity Act, we derived approximately 78% of our cash-basis revenues from these programs in 2010. Certain members of Congress have proposed to revise the 90/10 Rule to count DOD tuition assistance and veterans education benefits, along with Title IV revenue, toward the 90% limit and to reduce the limit to 85% of total revenue. If we were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business.

Our failure to comply with the Department of Education’s new gainful employment regulations could result in heightened disclosure requirements and loss of Title IV eligibility.

To be eligible for Title IV funding, academic programs offered by proprietary institutions of higher education must prepare students for gainful employment in a recognized occupation. Effective July 1, 2012, an academic program is considered to comply with this requirement if it satisfies at least one of three metrics:

•	If at least 35% of students are in a satisfactory repayment status with respect to their federal student loans three to four years after entering repayment;

•

If the annual loan payment of a typical graduate of the program for all debt incurred by the graduate for the program does not exceed 30% of the average or median discretionary income in the third or fourth year after graduation; or

•

If the annual loan payment of a typical graduate of the program for all debt incurred by the graduate for the program does not exceed 12% of the average or median annual earnings in the third or fourth year after graduation.

A program would become ineligible for Title IV funding if fails one of these three metrics in three out of four consecutive years, beginning with fiscal year 2012. After one failure, the institution must disclose to students the amount by which the particular program missed the metric and what the institution plans to do to improve performance. After two failures consecutively or within a three-year period, the institution must inform each current and prospective student that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exists. After three failures consecutively or within four years, a program loses eligibility for Title IV funds and cannot re-establish eligibility for at least three years. The first year that a program can lose eligibility is 2015, with eligibility losses in that year limited to the lowest 5% of all programs across institutions. The regulations provide means by which an institution may challenge the Department of

Education’s calculation of any of the three debt metrics prior to loss of Title IV eligibility. However, the continuing eligibility of our academic programs will be affected by factors beyond management’s control such as changes in our graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if we were able to correct in a timely manner any deficiency in the gainful employment metrics, the disclosure requirements associated with a program’s failure to meet a metric in any year may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

In addition to these metrics, Strayer must comply with the gainful employment disclosure and reporting requirements and requirements for Department of Education approval of new programs described above. Failure to comply with those requirements could result in sanctions or other liability, which could have a material adverse effect on our business.

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

The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s Program Integrity Regulations, which took effect July 1, 2011, interpret this provision to prohibit any statement on those topics, made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that has the likelihood or tendency to confuse. In the event of substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education or other third parties interpret statements made by us or on our behalf to be in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

Our failure to comply with the Department of Education’s credit hour rule could result in sanctions and other liability.

In 2009 the Department of Education’s Office of Inspector General criticized three accreditors, including Middle States, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010 the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The Program Integrity Regulations define the term “credit hour” for the first time and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department could impose liabilities or other sanctions.

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

Until September 30, 2011, Global Financial Aid Services, Inc. assisted us with the administration of our participation in Title IV programs, and other third parties continue to assist us with other aspects of our participation in the Title IV programs. Because Strayer University is jointly and severally liable to the Department of Education for the actions of third-party servicers, failure of such servicers to comply with applicable regulations could have a material adverse effect on Strayer University, including loss of eligibility to participate in Title IV programs. If any of the third party servicers discontinue providing such services to us, we may not be able to replace them in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with the requirements of the Title IV programs, which could adversely affect our enrollment, revenues and results of operations. Since September 30, 2011, we have directly administered Strayer University’s participation in Title IV programs, rather than relying on a third-party. If our financial aid personnel, processes, and quality assurance procedures fail to comply with applicable regulation, such failure could have a material adverse effect on Strayer University, including loss of eligibility to participate in Title IV programs.

Risks Related to Our Business

Our growth rate is uncertain, and we may not be able to assess our future enrollments effectively.

Our growth depends on a number of factors, including many of the regulatory risks discussed above. In 2011 we revised our business model to acknowledge lower growth or reductions in enrollments. Our enrollment in 2012 is likely to be lower than our historical performance and will be affected by legislative uncertainty, regulatory activity, and market conditions. Increased unemployment and the resulting lower confidence in job prospects may be factors contributing to lower enrollments. Until legislative, regulatory, and market uncertainty are resolved, it may be difficult to assess whether and to what extent there is an impact on our long term growth prospects. We plan to continue to invest in new campuses and to pursue our strategic goals. However, there can be no assurance as to what our growth rate will be or as to the steps we may need to take if regulatory and legislative matters are not clarified or if market conditions do not stabilize.

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

Since 2010, the U.S. Congress has increased its focus on proprietary educational institutions, including administration of Title IV programs, military assistance programs, and other federal programs. The Department of Education has indicated to Congress that it intends to increase its regulation of and attention to proprietary educational institutions. And the Government Accountability Officer has released several reports of investigations into proprietary educational institutions. These and other governmental activities, including new regulations on program integrity and gainful employment, even if resulting in no adverse findings or actions against Strayer, singly or cumulatively could affect public perception of investor-funded higher education, damage the reputation of Strayer University, and limit our ability to attract and retain students.

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

We lease our campus and administrative facilities except for five campus facilities which we own. Our campuses are located in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C., and our corporate headquarters is located in Virginia. Our leases generally range from five to 10 years with one to two renewal options for extended terms. As of December 31, 2011, we leased 94 campus and administrative facilities consisting of approximately 1.7 million square feet. The facilities that we own consist of approximately 110,000 square feet.

We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. We estimate that an additional 100,000 square feet will be leased in 2012 subject to regulatory approval of new campuses.

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action styled Kinnett v. Strayer Education, Inc., et al., was filed in the United States District Court for the Middle District of Florida. On January 3, 2012, the U.S. Magistrate Judge to whom the Company’s April 19, 2011, motion to dismiss was referred, recommended that the court grant the motion and dismiss the complaint for failure to state a securities law violation. On April 4, 2011, a shareholder derivative action alleging similar facts was filed in the Circuit Court of Fairfax County, Virginia, which action was stayed on June 27, 2011, pending resolution of the motion to dismiss in the securities class action suit. The Company believes these lawsuits to be without merit and will contest them vigorously. While the outcome of any legal proceedings cannot be predicted with certainty, the Company does not expect that these matters will have a material effect on its financial condition or results of operations.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market under the symbol “STRA.” The following table sets forth, for the periods indicated, the high, low, and closing sale prices of our common stock, as reported on the NASDAQ Stock Market.

	High	Low	Close	Cash Dividends Declared
2011
First Quarter	$154.61	$113.25	$130.49	$1.00
Second Quarter	$152.99	$113.33	$126.39	$1.00
Third Quarter	$147.19	$74.48	$76.67	$1.00
Fourth Quarter	$100.04	$69.34	$97.19	$1.00
2010
First Quarter	$248.45	$190.72	$243.52	$0.75
Second Quarter	$262.44	$205.42	$207.89	$0.75
Third Quarter	$244.50	$139.96	$174.50	$0.75
Fourth Quarter	$181.99	$124.01	$152.22	$1.00

As of February 1, 2012, there were 11,792,456 shares of common stock outstanding, and approximately 69 holders of record. In addition, there are approximately 11,500 institutional and other holders of common stock whose shares are held in nominee accounts by brokers.

We have established a policy of declaring quarterly cash dividends on our common stock. Consistent with this policy, we have paid common stock dividends on a quarterly basis for over nine years. We announced in October 2010 that, commencing with our fourth quarter dividend paid on December 10, 2010, we were increasing our annual dividend by 33% to $4.00 per share from $3.00 per share. This increase in annual dividends resulted in a quarterly dividend payment of $1.00 per share. We paid $49.1 million in dividends in 2011. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will continue to be paid.

Peer Group Performance Graph

The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2006 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Apollo Group, Inc. (APOL), Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry, Inc. (DV), and ITT Educational Services, Inc. (ESI). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*

Among Strayer Education, Inc.

The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Strayer Education, Inc.	100	159	201	198	144	92
NASDAQ Stock Market (U.S.)	100	108	68	96	111	108
Peer Group	100	136	147	139	99	82

*	The comparison assumes $100 was invested on December 31, 2006 in our common stock, the NASDAQ Stock Market (U.S.) Index and the peer companies selected by us.

Note: Peer group consists of Apollo Group, Inc., Career Education Corporation, Corinthian Colleges, Inc., DeVry, Inc. and ITT Educational Services, Inc.

There were no sales by us of unregistered securities during the year ended December 31, 2011.

In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2011, approximately $80.0 million of our share repurchase authorization was remaining for repurchases through the end of 2012. All of our share repurchases were effected in compliance with Rule 10b-18 under the Exchange Act. Many repurchases were made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act, and we continue to have such a plan in place. This share repurchase plan and our overall share repurchase program may be modified, suspended or terminated at any time by us without notice.

A summary of our share repurchases since the inception of the plan is as follows:

	Total number of shares repurchased	Average dollar price paid per share	Cost of share repurchases (millions)
2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1
2010	687,340	168.06	115.5
2011	1,581,444	128.15	202.7

Total	4,722,528	$139.43	$658.5

A summary of our share repurchases during the three months ended December 31, 2011 is as follows:

	Total number of shares repurchased(1)	Average dollar price paid per share	Remaining authorization under the plan (millions)
October	–	$–	$100.0
November	69,359	95.15	93.4
December	141,964	94.39	80.0

Total	211,323	$94.64	$80.0

(1)	All shares repurchased were part of a publicly announced plan.

Item 6.	Selected Financial Data

The following table sets forth, for the periods and at the dates indicated, selected consolidated financial and operating data. The financial information has been derived from our consolidated financial statements. Effective during the first quarter of 2011, we made changes in our presentation of operating expenses and reclassified prior periods to conform to the current presentation. We determined that these changes would provide more meaningful information and increased transparency of our operations. Also effective during the first quarter of 2011, we changed the presentation of tuition receivable and unearned tuition in our consolidated balance sheets to record tuition receivable and unearned tuition for our students upon the start of the academic term. These changes have been reported retrospectively for all periods presented and had no impact on income from operations, net income, earnings per share, working capital, retained earnings, stockholders’ equity or on net cash provided by operating activities. These changes did not affect our revenue recognition policies. All prior period amounts have been reclassified to conform to the current period presentation. The information set forth below is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information included elsewhere or incorporated by reference in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(Dollar and share amounts in thousands, except per share data)
Income Statement Data:
Revenues	$318,012	$396,275	$511,961	$636,732	$627,434
Costs and expenses:
Instruction and educational support	137,955	167,333	218,551	269,557	292,003
Marketing	37,344	43,701	54,967	70,270	74,293
Admissions advisory	13,964	19,606	23,017	25,277	26,531
General and administration	31,192	38,784	43,072	55,857	55,464

Income from operations	97,557	126,851	172,354	215,771	179,143
Investment and other income	6,495	4,527	1,408	1,228	152
Interest expense	–	–	–	–	3,773

Income before income taxes	104,052	131,378	173,762	216,999	175,522
Provision for income taxes	39,115	50,570	68,684	85,739	69,478

Net income	$64,937	$80,808	$105,078	$131,260	$106,044

Net income per share:
Basic	$4.56	$5.77	$7.67	$9.78	$8.91
Diluted	$4.47	$5.67	$7.60	$9.70	$8.88
Weighted average shares outstanding:
Basic	14,248	14,015	13,703	13,426	11,906
Diluted(a)	14,517	14,242	13,825	13,535	11,943
Other Data:
Depreciation and amortization	$8,523	$10,761	$13,937	$17,309	$21,525
Stock-based compensation expense	$10,207	$11,127	$10,954	$11,987	$13,234
Capital expenditures	$14,869	$20,657	$30,431	$46,015	$29,991
Cash dividends per common share (paid):
Regular	$1.31	$1.63	$2.25	$3.25	$4.00
Special	–	$2.00	–	–	–
Average enrollment(b)	32,087	38,449	47,142	56,002	53,901
Campuses(c)	51	60	71	84	92
Full-time employees(d)	1,301	1,488	1,811	2,099	2,140

	At December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$171,335	$107,331	$116,516	$76,493	$57,137
Working capital(e)	131,734	112,679	105,735	62,205	17,484
Total assets	258,262	216,088	238,441	235,178	231,133
Long-term debt	–	–	–	–	90,000
Other long-term liabilities	10,922	11,663	11,745	12,644	21,656
Total liabilities	69,755	40,007	48,621	59,174	188,840
Total stockholders’ equity	188,507	176,081	189,820	176,004	42,293

(a)	Diluted weighted average shares outstanding include common shares issued and outstanding, and the dilutive impact of restricted stock and outstanding stock options using the Treasury Stock Method.

(b)	Reflects average student enrollment for the four academic terms for each year indicated.

(c)	Reflects number of campuses offering classes during the fourth quarter of each year indicated.

(d)	Reflects full-time employees including full-time faculty as of December 31 of each year.

(e)	Working capital is calculated by subtracting current liabilities from current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected Historical Financial and Other Information,” our consolidated financial statements and the notes thereto, the “Cautionary Notice Regarding Forward-Looking Statements,” Item 1A entitled “Risk Factors” and the other information appearing elsewhere, or incorporated by reference, in this Annual Report on Form 10-K.

Background and Overview

We are an education services holding company that owns Strayer University. Strayer University is an institution of higher education which offers undergraduate and graduate degree programs at 92 campuses in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C., and worldwide via the Internet. We plan to open a total of eight new campuses in 2012, subject to regulatory approvals.

Set forth below are average enrollment, full-time tuition rates, revenues, income from operations, net income, and diluted net income per share for the last three years.

	Year Ended December 31,
	2009	2010	2011
Average enrollment	47,142	56,002	53,901
% Change from prior year	23%	19%	(4%)
Full-time tuition (per course)	$1,435	$1,515	$1,590
% Change from prior year	5%	5%	5%
Revenues (in thousands)	$511,961	$636,732	$627,434
% Change from prior year	29%	24%	(1%)
Income from operations (in thousands)	$172,354	$215,771	$179,143
% Change from prior year	36%	25%	(17%)
Net income (in thousands)	$105,078	$131,260	$106,044
% Change from prior year	30%	25%	(19%)
Diluted net income per share	$7.60	$9.70	$8.88
% Change from prior year	34%	28%	(8%)

Strayer University derives approximately 98% of its revenue from tuition collected from its students. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course prior to the beginning of the quarter. Tuition revenue is recognized in the quarter of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts and scholarships. The University also derives revenue from other sources such as textbook-related income, application fees, technology fees, placement test fees, withdrawal fees, and other income, which are all recognized when earned.

We record tuition receivable and unearned tuition for our students upon the start of the academic term. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided and unearned tuition represents advance payments from students for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable not included in unearned tuition. Any uncollected account more than six months past due is charged against the allowance. Our bad debt expense as a percentage of revenues for the years ended December 31, 2009, 2010, and 2011 was 4.1%, 3.8% and 4.0%, respectively.

Effective during the first quarter of 2011, we made changes in our presentation of operating expenses and reclassified prior periods to conform to the current presentation. We determined that these changes would provide more meaningful information and increased transparency of our operations. There were no changes to the total operating expenses or operating income as a result of these reclassifications. Below is a description of the nature of the costs included in our operating expense categories:

•

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

•	Marketing expenses include the costs of advertising and production of marketing materials, and related personnel costs.

•	Admissions advisory expenses include salaries, benefits and related costs of personnel engaged in admissions.

•

General and administration expenses     include salaries and benefits of management and employees engaged in accounting, human resources, legal, regulatory compliance, and other corporate functions, along with the occupancy and other related costs attributable to such functions.

Investment income consists primarily of earnings and realized gains or losses on investments, and interest expense is incurred on our outstanding borrowings.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for uncollectible accounts, income tax provisions, the useful lives of property and equipment, valuation of deferred tax assets, goodwill, and intangible assets, valuation of its interest rate swap arrangement, forfeiture rates for stock-based compensation plans, and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements. Tuition revenue is recognized as income, net of any refunds or withdrawals, in the respective quarter of instruction. Advance registrations for the next quarter are recorded as unearned tuition at the start of each academic term. Any cash received prior to the start of an academic term is recorded as unearned tuition. We record estimates for our allowance for uncollectible accounts for tuition receivable from students. If the financial condition of our students were to deteriorate, resulting in impairment of their ability to make required payments for tuition payable to us, additional allowances may be required. We record estimates for certain of our accrued expenses and income tax liabilities. We estimate the useful lives of our property and equipment. We periodically assess goodwill and intangible assets for impairment. We assess the value of our interest rate swap arrangement every quarter. We periodically review our assumed forfeiture rates for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.

New Campuses

Our goal is to serve the demand for post-secondary adult education nationwide by opening new campuses every year. A new campus typically requires up to $1 million in upfront capital costs for leasehold improvements, furniture and fixtures, and computer equipment. In the first year of operation, assuming a mid-year opening, we expect to incur operating losses of approximately $1 million including depreciation related to the upfront capital costs. A new campus is typically expected to begin generating operating income on a quarterly basis in six quarters of operation, which is generally upon reaching an enrollment level of about 250-300 students. Our new campus notional model assumes an increase of average enrollment by 100-150 students per year until reaching a level of about 1,000 students. Given the potential internal rate of return achieved with each new campus opening new campuses is an important part of our strategy. Although during the 2011 fall term nearly 60% of the student body opted to take 100% of their classes online that quarter, we believe opening new campuses and having the option to attend classes on campus is important to attracting, retaining and servicing students. We believe we have sufficient capital resources from cash, cash equivalents, marketable securities, cash generated from operating activities and availability on our credit facility (discussed below) to continue to open new campuses for at least the next 12 months.

We plan to open eight new campuses in 2012 subject to regulatory approval. We opened eight new campuses in 2011 and 13 in 2010. See “New Campuses Opened” table in Item 1 for information regarding the locations of these new campuses.

Global Online Operations Centers

We have two Global Online Operations Centers to accommodate the demand among students who neither live nor work near a physical campus location. One operations center is located in Chantilly, Virginia and the other is located in Salt Lake City, Utah.

Results of Operations

In 2011, we generated $627.4 million in revenue, a 1% decrease compared to 2010, primarily as a result of a decline in average enrollment of 4%, offset in part by a 5% tuition increase which commenced in January 2011. Income from operations was $179.1 million in 2011, a decrease of 17% compared to 2010. Net income in 2011 was $106 million, a decrease of 19% compared to 2010. Earnings per diluted share was $8.88 in 2011 compared to $9.70 in 2010, a decrease of 8%, reflecting the lower share count due to share repurchases.

Key enrollment trends by quarter were as follows:

Academic Term	2010	2011	% Change	% Change in new students
Winter	55,106	57,608	5%	-20%
Spring	55,970	55,974	0%	-19%
Summer	52,221	47,790	-8%	-21%
Fall	60,711	54,233	-11%	-15%
Average	56,002	53,901	-4%	-19%

Although we do not know for sure why our recent enrollment trends and that of the proprietary higher education sector generally have been negative, we believe that the increased unemployment rate and the resulting lower confidence in job prospects are contributing factors. The 19% decline in our new students in 2011 will have an adverse impact on 2012 enrollment since there will be fewer students from 2011 continuing their education in 2012.

We cannot predict future enrollments or whether new student enrollment will decline further, stabilize or increase in response to the economy or other factors. We can describe what we think our business model may look like financially under different enrollment scenarios. We implemented a 3% tuition increase in 2012 and announced our plan to open eight new campuses in 2012 subject to regulatory approval. Based on this investment plan, assuming we continue to increase our expenditures on faculty, marketing and admissions advisory services as we open new campuses and assuming 11,700,000 diluted weighted average shares outstanding and an effective tax rate of 39.5%, the Company expects its business model may perform as follows.

Assumed new student enrollment (vs. 2011)	-10%	0%	10%
Total student enrollment (vs. 2011)	-9%	-6%	-3%
Revenue (millions)	$570	$590	$610
Operating income margin	21% to 22%	23% to 24%	25% to 26%
Diluted earnings per share	$6.00 to $6.20	$6.90 to $7.10	$7.80 to $8.00

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2009	2010	2011
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	42.7	42.3	46.6
Marketing	10.7	11.0	11.8
Admissions advisory	4.5	4.0	4.2
General and administration	8.4	8.8	8.8

Income from operations	33.7	33.9	28.6
Investment income	0.2	0.2	–
Interest expense	–	–	0.6

Income before income taxes	33.9	34.1	28.0
Provision for income taxes	13.4	13.5	11.1

Net income	20.5%	20.6%	16.9%

Effective tax rate	39.5%	39.5%	39.6%

Year Ended December 31, 2011 Compared To Year Ended December 31, 2010

Enrollment.    Average enrollment decreased 4% to 53,901 students for the year ended December 31, 2011 from 56,002 students for the same period in 2010.

Revenues.    Revenues decreased 1% to $627.4 million in 2011 from $636.7 million in 2010 principally due to lower average enrollment, partly offset by a 5% tuition increase implemented at the beginning of 2011.

Instruction and educational support expenses.    Instruction and educational support expenses increased $22.4 million, or 8%, to $292.0 million in 2011 from $269.6 million in 2010. This increase was principally due to direct costs necessary to support students at existing and new campuses, including faculty and related academic staff compensation ($14.6 million) and campus facility costs ($6.3 million). These costs as a percentage of revenues increased to 46.6% in 2011 from 42.3% in 2010, largely due to instructional and academic staff costs growing at a higher rate than tuition revenues.

Marketing expenses.    Marketing expenses increased $4.0 million, or 6%, to $74.3 million in 2011 from $70.3 million in 2010. This increase was principally due to the direct costs required to build the Strayer University brand, particularly in new markets, and to attract prospective students. These expenses as a percentage of revenues increased to 11.8% in 2011 from 11.0% in 2010 primarily due to incremental expenditures in new markets and lower tuition revenue.

Admissions advisory expenses.    Admissions advisory expenses increased $1.2 million, or 5%, to $26.5 million in 2011 from $25.3 million in 2010. This increase was principally due to the addition of admissions personnel, particularly at new campuses. Admissions advisory expenses as a percentage of revenues increased slightly to 4.2% in 2011 from 4.0% in 2010.

General and administration expenses.    General and administration expenses decreased $0.4 million, or 1%, to $55.5 million in 2011 from $55.9 million in 2010. General and administration expenses as a percentage of revenues were 8.8% in both 2011 and 2010.

Income from operations.    Income from operations decreased $36.7 million, or 17%, to $179.1 million in 2011 from $215.8 million in 2010, due to the aforementioned factors.

Investment income.    Investment income decreased $1.0 million to $0.2 million in 2011 from $1.2 million in 2010. This decrease was principally due to a lower average cash balance and lower investment yields.

Interest expense.    Interest expense, which was $3.8 million in 2011, related to borrowings against the revolving credit facility and term loan facility, and unused revolving credit fees. There were no borrowings in 2010.

Provision for income taxes.    Income tax expense decreased $16.2 million, or 19%, to $69.5 million in 2011 from $85.7 million in 2010, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate increased slightly to 39.6% for 2011 as compared to 39.5% for 2010.

Net income.    Net income decreased $25.3 million, or 19%, to $106.0 million in 2011 from $131.3 million in 2010 because of the factors discussed above.

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

Instruction and educational support expenses.    Instruction and educational support expenses increased $51.0 million, or 23%, to $269.6 million in 2010 from $218.6 million in 2009. This increase was principally due to increases in the direct costs necessary to support the increase in student enrollments including faculty compensation ($13.5 million), related academic staff salaries ($15.9 million), campus facility costs including depreciation and IT expenses ($10.4 million), and bad debt expense ($3.4 million). These costs as a percentage of revenues decreased to 42.3 % in 2010 from 42.7 % in 2009, largely due to faculty costs growing at a lower rate than tuition revenues.

Marketing expenses.    Marketing expenses increased $15.3 million, or 28%, to $70.3 million in 2010 from $55.0 million in 2009. This increase was principally due to the direct costs required to build the Strayer University brand, particularly in new markets, and to attract prospective students. These expenses as a percentage of revenues increased slightly to 11.0% in 2010 from 10.7% in 2009.

Admissions advisory expenses.    Admissions advisory expenses increased $2.3 million, or 10%, to $25.3 million in 2010 from $23.0 million in 2009. This increase was principally due to the addition of admissions personnel, particularly at new campuses and at our global online operations centers. Admissions advisory expenses as a percentage of revenues decreased to 4.0% in 2010 from 4.5% in 2009.

General and administration expenses.    General and administration expenses increased $12.8 million, or 30%, to $55.9 million in 2010 from $43.1 million in 2009. The increase is largely attributable to increased employee compensation and related expenses ($3.1 million), professional services expense ($3.0 million), and other administrative expenses ($4.3 million). These expenses as a percentage of revenues increased to 8.8% in 2010 from 8.4% in 2009, largely attributable to employee compensation and other administrative expenses growing faster than tuition revenues.

Income from operations.    Income from operations increased $43.4 million, or 25%, to $215.8 million in 2010 from $172.4 million in 2009, because of the factors discussed above.

Investment income.    Investment income decreased $0.2 million to $1.2 million in 2010 from $1.4 million in 2009. This decrease was principally due to lower yields from our investments partly offset by a higher average cash balance and a $0.4 million gain on the sale of marketable securities in 2010.

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

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, although not the case this year, and lowest in the third quarter, or summer term. In 2011, enrollment by term was as follows:

2011 Enrollment by Term

Term	Enrollment
Winter	57,608
Spring	55,974
Summer	47,790
Fall	54,233
Average	53,901

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2009, 2010 and 2011:

Quarterly Revenues

(dollars in thousands)

	2009		2010		2011
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$124,478	24%	$157,901	25%	$171,956	27%
June 30	125,931	25	159,283	25	163,789	26
September 30	114,351	22	147,597	23	135,865	22
December 31	147,201	29	171,951	27	155,824	25

Total for Year	$511,961	100%	$636,732	100%	$627,434	100%

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and do not vary significantly on a quarterly basis.

Liquidity and Capital Resources

At December 31, 2011, we had cash, cash equivalents and marketable securities of $57.1 million compared to $76.5 million at December 31, 2010. At December 31, 2011, most of our excess cash was invested in both taxable and tax-exempt money market funds.

On January 3, 2011, we entered into an unsecured new revolving credit facility with maximum amount of borrowings available of $100.0 million and a three year term. On April 4, 2011, we entered into an amended and restated revolving credit and term loan agreement, which is secured by our assets, and provides for a $100.0 million revolving credit facility and a $100.0 million term loan facility with a maturity date of March 31, 2014. Proceeds from the term loan were used to pay off the $80.0 million outstanding under the original revolving credit facility. At December 31, 2011, we had $97.5 million outstanding under the term loan and $20.0 million outstanding under the revolving credit facility. We repaid the $20.0 million outstanding under the revolving credit facility on January 20, 2012. In 2012, we are obligated to repay $27.5 million of the term loan.

For the year ended December 31, 2011, we generated $154.4 million net cash from operating activities compared to $162.8 million for the same period in 2010. Capital expenditures were $30.0 million for the year ended December 31, 2011 compared to $46.0 million for the same period in 2010. Capital expenditures for the year ending December 31, 2012 are expected to be in the range of $25-30 million inclusive of the expected openings of eight new campuses. In December 2011, we paid $7.0 million to acquire the operating assets of the Jack Welch Management Institute, and received a $2.8 million payment from Mr. Welch representing his economic interest in this program. For the year ended December 31, 2011, we paid $49.1 million in regular cash dividends and invested $202.7 million to repurchase common shares in the open market.

In 2012, we intend to maintain our annual dividend of $4.00 per share, or $1.00 per share quarterly.

In 2011, bad debt expense as a percentage of revenue was 4.0% compared to 3.8% for the same period in 2010. Days sales outstanding was 15 days at the end of the fourth quarter 2011 compared to 12 days at the end of the fourth quarter 2010.

Currently, we maintain our cash in mostly FDIC-insured bank accounts and invest our excess cash in money market funds. Following a repayment on January 20, 2012, we have available $100 million under our revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months.

The table below sets forth our cash and cash equivalents and marketable securities as of December 31, 2009, 2010 and 2011:

Cash and Marketable Securities

(in millions)

	At December 31,
	2009	2010	2011
Cash and cash equivalents	$64.0	$64.1	$57.1
Marketable securities (short-term bond fund)	52.5	12.4	–

Total	$116.5	$76.5	$57.1

	Year Ended December 31,
	2009	2010	2011
Investment income	$1.4	$1.2	$0.1

Contractual Obligations

The table below sets forth our contractual commitments associated with operating leases and the repayment of debt as of December 31, 2011:

	Payments Due By Period (in thousands)
	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$240,805	$36,871	$72,763	$60,476	$70,695
Line of credit	20,000	–	20,000	–	–
Term loan	97,500	27,500	70,000	–	–

	$358,305	$64,371	$162,763	$60,476	$70,695

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2011, we do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2011, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On April 4, 2011, we entered into a three year Amended and Restated Revolving Credit and Term Loan Agreement providing for a $100 million revolving credit facility and a $100 million term loan facility. Borrowings under the $100 million revolving credit facility bear interest at LIBOR or a base rate plus a margin ranging from 2.25% to 2.75%, depending on our leverage ratio. Also on April 4, 2011, we entered into an interest rate swap arrangement for the $100 million term loan facility that fixes our interest rate on the term loan facility at approximately 3.6% for the duration of the term loan. Although an increase in LIBOR would not affect interest expense on the term loan, it would affect interest expense on any outstanding balance of the revolving credit facility and the fair value of the interest rate swap arrangement. For every 100 basis points increase in LIBOR, we would incur an incremental $1.0 million in interest expense per year assuming the entire $100 million revolving credit facility were utilized, but would not materially affect the value of our interest rate swap.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

Strayer Education, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2, during 2011 the Company changed its presentation of tuition receivable and unearned tuition in its consolidated balance sheets.

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

PricewaterhouseCoopers LLP

McLean, Virginia

February 21, 2012

STRAYER EDUCATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2011

ASSETS
Current assets:
Cash and cash equivalents	$64,107	$57,137
Marketable securities available for sale, at fair value	12,386	–
Tuition receivable, net of allowances for doubtful accounts of $7,935 and $7,279 at December 31, 2010 and 2011, respectively	22,011	25,006
Income taxes receivable	–	394
Other current assets	10,231	12,131

Total current assets	108,735	94,668
Property and equipment, net	116,063	121,149
Deferred income taxes	8,374	3,326
Goodwill	–	6,800
Other assets	2,006	5,190

Total assets	$235,178	$231,133

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,792	$34,039
Income taxes payable	934	–
Unearned tuition	3,523	15,364
Other current liabilities	281	281
Current portion of term loan	–	27,500

Total current liabilities	46,530	77,184
Revolving credit facility	–	20,000
Term loan, less current portion	–	70,000
Other long-term liabilities	12,644	21,656

Total liabilities	59,174	188,840

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 13,316,822 and 11,792,456 shares issued and outstanding at December 31, 2010 and 2011, respectively	133	118
Additional paid-in capital	1,206	295
Retained earnings	174,625	42,491
Accumulated other comprehensive income (loss)	40	(611)

Total stockholders’ equity	176,004	42,293

Total liabilities and stockholders’ equity	$235,178	$231,133

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Year Ended December 31,
	2009	2010	2011
Revenues	$511,961	$636,732	$627,434
Costs and expenses:
Instruction and educational support	218,551	269,557	292,003
Marketing	54,967	70,270	74,293
Admissions advisory	23,017	25,277	26,531
General and administration	43,072	55,857	55,464

Income from operations	172,354	215,771	179,143
Investment income	1,408	1,228	152
Interest expense	–	–	3,773

Income before income taxes	173,762	216,999	175,522
Provision for income taxes	68,684	85,739	69,478

Net income	$105,078	$131,260	$106,044

Earnings per share:
Basic	$7.67	$9.78	$8.91
Diluted	$7.60	$9.70	$8.88
Weighted average shares outstanding:
Basic	13,703	13,426	11,906
Diluted	13,825	13,535	11,943

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31,
	2009	2010	2011
Net income	$105,078	$131,260	$106,044
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	–	–	(611)
Change in net unrealized gains and losses on investments, net of income tax	384	(265)	(40)

Comprehensive income	$105,462	$130,995	$105,393

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated Other Comprehensive (Loss) Income
			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Par Value				Total
Balance, December 31, 2008	14,089,189	$141	$17,185	$158,834	$(79)	$176,081
Exercise of stock options	60,417	1	6,026	–	–	6,027
Tax benefits associated with stock-based compensation arrangements	–	–	3,011	–	–	3,011
Repurchase of common stock	(451,613)	(5)	(36,016)	(44,067)	–	(80,088)
Restricted stock grants, net of forfeitures	259,603	3	(3)	–	–	–
Stock-based compensation	–	–	10,954	–	–	10,954
Common stock dividends	–	–	–	(31,627)	–	(31,627)
Change in net unrealized gains and losses on marketable securities, net of income tax	–	–	–	–	384	384
Net income	–	–	–	105,078	–	105,078

Balance, December 31, 2009	13,957,596	140	1,157	188,218	305	189,820
Exercise of stock options	6,667	–	452	–	–	452
Tax benefits associated with stock-based compensation arrangements	–	–	2,808	–	–	2,808
Repurchase of common stock	(687,340)	(7)	(15,198)	(100,312)	—	(115,517)
Restricted stock grants, net of forfeitures	39,899	–	–	–	–	–
Stock-based compensation	–	–	11,987	–	–	11,987
Common stock dividends	–	–	–	(44,541)	–	(44,541)
Change in net unrealized gains and losses on marketable securities, net of income tax	–	–	–	–	(265)	(265)
Net income	–	–	–	131,260	–	131,260

Balance, December 31, 2010	13,316,822	133	1,206	174,625	40	176,004
Tax shortfall associated with stock-based compensation arrangements	–	–	(569)	–	–	(569)
Repurchase of common stock	(1,581,444)	(16)	(13,575)	(189,073)	–	(202,664)
Restricted stock grants, net of forfeitures	57,078	1	(1)	–	–	–
Stock-based compensation	–	–	13,234	–	–	13,234
Common stock dividends	–	–	–	(49,105)	–	(49,105)
Change in net unrealized gains and losses on marketable securities, net of income tax	–	–	–	–	(40)	(40)
Change in fair value of derivative instrument, net of income tax	–	–	–	–	(611)	(611)
Net income	–	–	–	106,044	–	106,044

Balance, December 31, 2011	11,792,456	$118	$295	$42,491	$(611)	$42,293

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income	$105,078	$131,260	$106,044
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	248	–	–
Amortization of gain on sale of assets	(281)	(281)	(281)
Amortization of deferred rent	(108)	275	1,177
Gain on sale of marketable securities	–	(406)	(66)
Amortization of deferred financing costs	–	–	663
Depreciation and amortization	13,937	17,309	21,525
Deferred income taxes	(2,564)	353	3,722
Stock-based compensation	10,954	11,987	13,234
Changes in assets and liabilities:
Tuition receivable, net	5,205	(4,233)	(2,995)
Other current assets	(232)	(1,153)	(768)
Other assets	(896)	(258)	102
Accounts payable and accrued expenses	5,283	10,146	(3,360)
Income taxes payable and income taxes receivable	11,645	(1,358)	(1,279)
Excess tax benefits from stock-based payment arrangements	(3,011)	(2,808)	–
Unearned tuition	(3,957)	1,083	11,841
Other long-term liabilities	471	905	4,804

Net cash provided by operating activities	141,772	162,821	154,363

Cash flows from investing activities:
Purchases of property and equipment	(30,431)	(46,015)	(29,991)
Purchases of marketable securities	(1,085)	(559)	(2)
Proceeds from the sale of marketable securities	–	40,700	12,388
Acquisition of assets	–	–	(7,000)

Net cash used in investing activities	(31,516)	(5,874)	(24,605)

Cash flows from financing activities:
Common dividends paid	(31,627)	(44,541)	(49,105)
Proceeds from exercise of stock options	6,027	452	–
Excess tax benefits from stock-based payment arrangements	3,011	2,808	–
Repurchase of common stock	(80,088)	(115,517)	(202,664)
Proceeds from revolving credit facility	–	–	120,000
Payments on revolving credit facility	–	–	(100,000)
Proceeds from term loan	–	–	100,000
Payments on term loan	–	–	(2,500)
Payment of deferred financing costs	–	–	(2,459)

Net cash used in financing activities	(102,677)	(156,798)	(136,728)

Net increase (decrease) in cash and cash equivalents	7,579	149	(6,970)
Cash and cash equivalents – beginning of year	56,379	63,958	64,107

Cash and cash equivalents – end of year	$63,958	$64,107	$57,137

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$2,917	$5,508	$1,115

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

The consolidated financial statements include the accounts of the Company and its only subsidiary, the University. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s operating expenses as previously reported and as reclassified on its consolidated statements of income for each of the years ended:

	December 31, 2009		December 30, 2010
	As Reported	As Reclassified	As Reported	As Reclassified
Instruction and educational support	$166,604	$218,551	$205,212	$269,557
Marketing(1)	93,336	54,967	114,164	70,270
Admissions advisory	–	23,017	–	25,277
General and administration	79,667	43,072	101,585	55,857

	$339,607	$339,607	$420,961	$420,961

(1)	This line item was labeled Marketing and admissions expense on an “as reported” basis in 2009 and 2010. Marketing and admissions expenses related to student support services were reclassified to Instruction and educational support expense, those related to admissions to Admissions advisory, and those related to corporate overhead were reclassified to General and administration expense in 2009 and 2010.

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

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 98% of the Company’s revenues during the year ended December 31, 2011 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as unearned tuition. Revenues also include application fees, placement test fees, withdrawal fees, technology fees, textbook-related income and other income, which are recognized when incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash maintained in mostly FDIC-insured bank accounts and cash invested in bank overnight deposits and money market mutual funds. The Company places its cash and temporary cash investments with various financial institutions. The Company considers all highly liquid instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. In accordance with the Property, Plant and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair-value based model. Through 2011, no such impairment loss had occurred. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $13.9 million, $17.3 million, and $21.5 million for the years ended December 31, 2009, 2010, and 2011 respectively.

Construction in progress includes costs of computer software developed for internal use, and is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs, payroll and payroll-related costs for employees that are directly associated with the project are capitalized and will be amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2011 in the Consolidated Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.

Fair Value

The Fair Value Measurement Topic, ASC 820-10 (“ASC 820-10”), establishes a framework for measuring fair value, establishes a fair value hierarchy based upon the observability of inputs used to measure fair value, and expands disclosures about fair value measurements. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Under ASC 820-10, fair value of an investment is the price that would be received to sell an asset or to transfer a liability to an entity in an orderly transaction between market participants at the measurement date. The hierarchy gives the highest priority to assets and liabilities with readily available quoted prices in an active market and lowest priority to unobservable inputs which require a higher degree of judgment when measuring fair value, as follows:

•	Level 1 assets or liabilities use quoted prices in active markets for identical assets or liabilities as of the measurement date;

•

Level 2 assets or liabilities use observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities; and

•	Level 3 assets or liabilities use unobservable inputs that are supported by little or no market activity.

The Company’s assets and liabilities that are subject to fair value measurement are categorized in one of the three levels above. Fair values are based on the inputs available at the measurement dates, and may rely on certain assumptions that may affect the valuation of fair value for certain assets or liabilities.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets are recorded at fair market value on their acquisition date and consist of a trade name. An indefinite life was assigned to the trade name because it has the continued ability to generate cash flows indefinitely.

Goodwill and the indefinite-lived intangible asset are assessed at least annually for impairment during the three month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No impairment occurred during the year ended December 31, 2011.

Long-Term Liabilities

Included in the Company’s long-term liabilities are lease incentives related to the opening of new campuses, the straight-lining of rent expense and a deferred gain related to the sale and lease back of a campus facility. In conjunction with the opening of some new campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20 (“ASC 840-20”), these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to ten years. In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. The Company also records the non-current portion of the gain related to the sale and lease back of a campus facility as a long-term liability. (See Note 10 below for more information.)

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 13,316,822 and 11,792,456 shares were issued and outstanding as of December 31, 2010 and 2011, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Advertising Costs

The Company expenses advertising costs in the quarter incurred, except for costs associated with the production of television commercials which are expensed when the commercial is first aired.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Consolidated Statements of Income for each of the three years in the period ended December 31 2011, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the year ended December 31, 2011, the Company had no issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands).

	2009	2010	2011
Weighted average shares outstanding used to compute basic earnings per share	13,703	13,426	11,906
Incremental shares issuable upon the assumed exercise of stock options	49	36	8
Unvested restricted stock	73	73	29

Shares used to compute diluted earnings per share	13,825	13,535	11,943

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

The Fair Value Measurements and Disclosures Topic, ASC 740, requires the company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at December 31, 2011 was immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, the amount of accrued interest and penalties related to uncertain tax positions was immaterial. The tax years 2008-2011 remain open to examination by the major taxing jurisdictions in which the Company is subject.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates included allowances for uncollectible accounts, the useful lives of property and equipment, accrued expenses, forfeiture rates for stock-based awards, valuation of goodwill, intangible assets and the interest rate swap arrangement, and the provision for income taxes. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income consists of net income and unrealized gains or losses on investments in marketable securities, and the change in the fair value of the Company’s interest rate swap, net of income taxes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to first assess qualitative factors to determine whether a two-step quantitative goodwill impairment test is required to be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not believe the impact of adopting ASU 2011-08 will have a material impact on its financial condition, results of operations or disclosures.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which results from a joint project with the International Accounting Standards Board, who issued IFRS 13, Fair Value Measurement, in May 2011. Under ASU 2011-04, the fair values of financial instruments generally are required to be measured based on the level of the unit of account, rather than at an aggregated or disaggregated level. ASU 2011-04 is effective in fiscal years beginning after December 15, 2011. Application of ASU 2011-04 is prospective. The Company does not believe the impact of adopting ASU 2011-04 will have a material impact on its financial condition, results of operations or disclosures.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Under ASU 2010-06, new disclosures are required regarding transfers within the fair value hierarchy and the Level 3 reconciliation, and clarifies existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Accounting Standards Codification (“ASC”) 855, the Subsequent Events Topic, which establishes general accounting and disclosure guidelines for events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted the provisions of ASC 855 effective June 15, 2009.

3.	Investments – Marketable Securities

The cost and fair value for investments in marketable securities as of December 31, 2010 and 2011 are as follows (in thousands):

	2010	2011
Cost	$12,346	$–
Gross unrealized gain	40	–

Fair value	$12,386	$–

4.	Property and Equipment

The composition of property and equipment as of December 31, 2010 and 2011 is as follows (in thousands):

	2010	2011	Estimated useful life (years)
Land	$7,138	$7,138	–
Buildings and improvements	17,533	17,995	5-40
Furniture, equipment, and computer hardware and software	96,776	146,523	5-10
Leasehold improvements	34,377	33,692	3-10
Construction in progress	34,769	843	–

	190,593	206,191
Accumulated depreciation and amortization	(74,530)	(85,042)

	$116,063	$121,149

Construction in progress included costs associated with the construction of new campuses and corporate headquarters and the development of information technology applications. In 2010 and 2011, the Company recorded leasehold improvements of $0.7 million and $2.0 million, respectively, which were reimbursed by lessors as lease incentives. In 2011, the Company wrote off $10.9 million in fixed assets that were fully depreciated and no longer in service. No assets were written off in 2010.

5.	Restricted Cash

In 2003, as part of commencing operations in Pennsylvania, the Company was required to maintain a “minimum protective endowment” of at least $500,000 in an interest-bearing account. These funds are required as long as the Company operates its campuses in the state. The Company accounts for these funds as a long-term asset.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Acquisition

On December 27, 2011, the Company completed an acquisition (the “Acquisition”) of certain assets which support the operations of the Jack Welch Management Institute (“JWMI”), an online leadership education program that offers a differentiated executive MBA degree and executive certificates. Simultaneous with the Acquisition, the Company entered into a License and Participation Agreement with Mr. Welch. The Company paid $7.0 million in the acquisition. The Company received $2.8 million from Mr. Welch representing his economic interest in JWMI, and the Company will make deferred payments to the sellers valued at $2.2 million as of December 31, 2011. These amounts are included in other long-term liabilities in the Company’s consolidated balance sheets. The Company will make additional payments to Mr. Welch as he provides services to the Company on behalf of JWMI under the License and Participation Agreement.

In connection with the Acquisition, the Company acquired course content valued at $0.8 million which will be amortized over its estimated useful life of five years. The Company has also recorded indefinite-lived intangible assets of $1.6 million, which are included in other assets in the Company’s consolidated balance sheets. The Acquisition resulted in recording $6.8 million of goodwill, representing the excess of the purchase price over the fair value assigned to the underlying assets acquired. At December 31, 2011, the carrying amount of goodwill and the other assets acquired approximated the values at the acquisition date.

JWMI’s operating results are included in the consolidated financial statements from the date of the Acquisition. The results of operations of JWMI would not have had a material impact on the Company’s reported financial results if the Acquisition had been completed on January 1, 2011.

7.	Term Loan and Revolving Credit Facility

On January 3, 2011, the Company entered into a $100 million revolving credit agreement. On April 4, 2011, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Facility”) providing for a $100 million revolving credit facility and a $100 million term loan facility. The revolving portion of the Credit Facility, which includes a letter of credit subfacility of $50 million, matures on March 31, 2014, and amends and subsumes (as part of the new facility) the Company’s previous $100 million revolving credit agreement. The term loan portion of the Credit Facility matures on March 31, 2014, and, commencing December 31, 2011, includes required quarterly amortization payments in the amount of $2.5 million on December 31, 2011, $5.0 million on March 31, 2012, and $7.5 million on June 30, 2012, and at the end of each quarter thereafter prior to the final maturity date. Borrowings under the Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 2.25% to 2.75%, depending on the Company’s leverage ratio. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving credit facility. The Credit Facility is collateralized by substantially all of the personal property assets of the Company and its subsidiaries. The Credit Facility contains customary affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Credit Facility. The Company was in compliance with all the terms of the Credit Facility at December 31, 2011.

During the year ended December 31, 2011, the Company paid cash interest of $3.1 million, and the Company’s average annual interest rate, including noncash charges for the amortization of debt financing costs, was 3.8%.

As of December 31, 2011, the Company had outstanding $97.5 million under the term loan facility and $20 million under the revolving credit facility. On January 20, 2012, the Company repaid $20 million representing the entire outstanding amount of the revolving credit facility.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Swap

On April 4, 2011, the Company entered into an interest rate swap arrangement (the “Swap”) in order to minimize the interest rate exposure on the entire balance of the term loan facility. The interest rate swap fixes the variable interest rate on the associated debt at approximately 3.6% rather than being subject to fluctuations in the LIBOR rate. The term of the Swap is three years, matching the term of the underlying term loan facility. The Swap has been designated as a cash flow hedge and has been deemed effective in accordance with the Derivatives and Hedging Topic, ASC 815. The Company expects the Swap to continue to be deemed effective for the duration of the Swap. The fair value of the Swap is included in Other long-term liabilities in the Company’s consolidated balance sheets.

Debt and short-term borrowings consist of the following as of December 31, 2011 (in thousands):

Term Loan	$97,500
Credit Facility	20,000

Total Debt	117,500
Less: Current portion of long-term debt	27,500

Long-term debt	$90,000

Aggregate debt maturities as of December 31, 2011 are as follows:

2012	$27,500
2013	30,000
2014	60,000

$117,500

8.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$7,606	$7,606	$–	$–

Total assets at fair value on a recurring basis	$7,606	$7,606	$–	$–

Liabilities:
Other liabilities:
Interest rate swap	$1,010	$–	$1,010	$–
Deferred payments	2,200	–	–	2,200

Total liabilities at fair value on a recurring basis	$3,210	$–	$1,010	$2,200

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$55,827	$55,827	$–	$–
Marketable securities available for sale	12,386	12,386	–	–

Total assets at fair value on a recurring basis	$68,213	$68,213	$–	$–

The Company measures the above items on a recurring basis at fair value as follows:

•

Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. The Company’s remaining cash and cash equivalents held at December 31, 2010 and 2011, approximate fair value and is not disclosed in the above tables because of the short-term nature of the financial instruments.

•

Interest rate swap – The Company has an interest rate swap with a notional amount of $97.5 million as of December 31, 2011, used to minimize the interest rate exposure on a portion of the Company’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

•

Deferred payments – Classified within Level 3 as there is no liquid market for similarly priced instruments, and valued using a discounted cash flow model that encompassed significant unobservable inputs to estimate the operating results of the Acquisition. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the program matures.

At December 31, 2011, the carrying value of the Company’s debt was $117.5 million. All of the Company’s debt is variable interest rate debt and the carrying amount approximates fair value.

The fair value of the Company’s Level 3 liabilities did not change during the year ended December 31, 2011. The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during 2010 or 2011. Assets measured at fair value on a non-recurring basis as of December 31, 2011, include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets resulting from the Acquisition.

9.	Stock Options and Restricted Stock

In April 2011, the Company’s stockholders approved the Strayer Education, Inc. 2011 Equity Compensation Plan (the “Plan”), which replaced the Company’s 1996 equity compensation plan (the “1996 Plan”) and made

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

300,000 new shares available for issuance as equity compensation. In addition, shares previously available for issuance under the 1996 Plan were effectively carried over and are available for issuance under the Plan, for a total of approximately 350,000 shares available for issuance as equity compensation under the Plan. The Plan provides for the granting of restricted stock, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the Plan is ten years.

In April 2011, the Company’s Board of Directors approved grants of 7,070 shares of restricted stock. These shares, which vest over a three-year period, were awarded to various non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program. The Company’s stock price closed at $118.80 on the date of these restricted stock grants.

In February 2011, the Company’s Board of Directors approved grants of 67,798 shares of restricted stock to certain employees. These shares, which vest over a three-year period, were granted to certain employees pursuant to the Company’s annual equity compensation program. The Company’s stock price closed at $132.23 on the date of these restricted stock grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient terminates his or her employment prior to vesting in the award.

Restricted Stock

The table below sets forth the restricted stock activity for the years ended December 31, 2009, 2010 and 2011:

	Number of shares	Weighted-average grant price
Balance, December 31, 2008	122,095	$124.06
Grants	259,912	216.67
Vested shares	(28,970)	90.78
Forfeitures	(309)	162.10

Balance, December 31, 2009	352,728	$194.39
Grants	51,739	173.09
Vested shares	(51,187)	106.68
Forfeitures	(11,840)	176.75

Balance, December 31, 2010	341,440	$204.89
Grants	74,868	130.96
Vested shares	(17,574)	131.31
Forfeitures	(17,790)	155.01

Balance, December 31, 2011	380,944	$194.26

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

The table below sets forth the stock option activity for the years ended December 31, 2009, 2010 and 2011 and other stock option information at December 31, 2011:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual life (yrs.)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2008	167,084	$102.98	3.7	$18,618
Grants	–	–
Exercises	(60,417)	99.75
Forfeitures	–	–

Balance, December 31, 2009	106,667	$104.81	2.9	$11,489
Grants	–	–
Exercises	(6,667)	67.84
Forfeitures	–	–

Balance, December 31, 2010	100,000	$107.28	2.1	$4,494
Grants	–	–
Exercises	–	–
Forfeitures	–	–

Balance, December 31, 2011	100,000	$107.28	1.1	$–

Vested, December 31, 2011	100,000	$107.28	1.1	–
Exercisable, December 31, 2011	100,000	$107.28	1.1	–

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on December 31 of each year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31 of that year. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The number of shares exercisable as of December 31, 2009, 2010 and 2011 are as follows:

	Number of shares	Weighted-average exercise price
Exercisable, December 31, 2009	106,667	$104.81
Exercisable, December 31, 2010	100,000	$107.28
Exercisable, December 31, 2011	100,000	$107.28

The following table summarizes information regarding share-based payment arrangements for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	For the year ended December 31,
	2009	2010	2011
Proceeds from stock options exercised	$6,027	$452	$–
Excess tax benefits (shortfall) related to share-based payment arrangements	$3,011	$2,808	$(569)
Intrinsic value of stock options exercised(1)	$6,032	$1,184	$–

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation and Expense Information Under Stock Compensation Topic ASC 718

At December 31, 2011, total stock-based compensation cost which has not yet been recognized was $43.7 million, all for unvested restricted stock. This cost is expected to be recognized over the next 64 months on a weighted-average basis.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	2009	2010	2011
Instruction and educational support	$1,840	$2,400	$3,635
Marketing	127	80	65
Admissions advisory	–	–	–
General and administration	8,987	9,507	9,534

Stock-based compensation expense included in operating expense	10,954	11,987	13,234
Tax benefit	4,329	4,735	5,245

Stock-based compensation expense, net of tax	$6,625	$7,252	$7,989

10.	Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2010 and 2011 (in thousands):

	2010	2011
Deferred rent	$7,902	$10,302
Lease incentives	3,205	4,088
Deferred gain on sale of campus building	1,537	1,256
Fair value of interest rate swap (see Note 7)	–	1,010
Deferred payments (see Note 6)	–	5,000

	$12,644	$21,656

Deferred Rent

In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2010 and 2011, the Company had deferred rent associated with its lease obligations of $7.9 million and $10.3 million, respectively.

Lease Incentives

In conjunction with the opening of new campuses during 2010 and 2011, the Company recorded reimbursements by the lessors for improvements made to the leased properties in the amount of $0.7 million and $2.0 million, respectively. In accordance with the Operating Leases Topic, ASC 840-20, these reimbursements were capitalized as leasehold improvements and a long-term liability established. The leasehold improvements and the long-term liability will be amortized on a straight-line basis over the corresponding lease terms, which range from five to 10 years. As of December 31, 2010 and 2011, the Company had deferred lease incentives of $3.2 million and $4.1 million, respectively.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Gain on Sale of Campus Building

In June 2007, the Company sold its Loudoun, Virginia campus building for $5.8 million. The Company is leasing back most of the campus building over a 10-year period. In conjunction with this sale and lease back transaction, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which is recorded as a long-term liability, was $1.5 million and $1.3 million, at December 31, 2010 and 2011, respectively.

11.	Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Effective January 1, 2012, participants may contribute up to $17,000 of their base compensation annually. Employee contributions are voluntary. Discretionary contributions were made by the Company matching 100% of employee deferrals up to 3% of the employee’s annual salary and matching an additional 50% of employee deferrals between 3% and 5% of annual salary. The Company’s contributions, which vest immediately, totaled $1.8 million, $2.3 million and $2.7 million for the years ended December 31, 2009, 2010, and 2011, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2009, 2010, and 2011 were as follows:

	Shares purchased	Average price per share
2009	4,084	$180.34
2010	4,836	$168.86
2011	6,636	$98.55

12.	Stock Repurchase Plan

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of common stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2011, approximately $80.0 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2012. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

A summary of the Company’s stock repurchase activity for the years ended December 31, 2009, 2010, and 2011, all of which was part of a publicly announced plan, is set forth in the table below:

	Number of shares repurchased	Average price paid per share	Amount available for future repurchases (in millions)
2009	451,613	$177.34	$90.0
2010	687,340	$168.06	$107.7
2011	1,581,444	$128.15	$80.0

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Repurchases of common stock are recorded as a reduction to additional paid-in capital. To the extent additional paid-in capital has been reduced to zero through stock repurchases, retained earnings is then reduced.

13.	Commitments and Contingencies

The University participates in various federal student financial assistance programs which are subject to audit. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial position, results of operations or cash flows.

As of December 31, 2011, the Company had 94 long-term, non-cancelable operating leases for campuses and other administrative locations. Rent expense was $26.2 million, $32.6 million, and $42.2 for the years ended December 31, 2009, 2010, and 2011, respectively. The rents on the Company’s leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2011 are as follows (in thousands):

Minimum rental commitments
2012	$36,871
2013	37,336
2014	35,427
2015	32,513
2016	27,963
Thereafter	70,695

Total	$240,805

14.	Income Taxes

The income tax provision for the years ended December 31, 2009, 2010 and 2011 is summarized below (in thousands):

	2009	2010	2011
Current:
Federal	$57,690	$70,967	$53,344
State	13,256	14,815	12,081

Total current	70,946	85,782	65,425

Deferred:
Federal	(1,697)	(71)	4,760
State	(565)	28	(707)

Total deferred	(2,262)	(43)	4,053

Total provision for income taxes	$68,684	$85,739	$69,478

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of the principal temporary differences that give rise to the Company’s deferred tax assets are as follows as of December 31, 2010 and 2011 (in thousands):

	2010	2011
Tuition receivable	$3,130	$4,629
Employee-related liabilities	601	420
Deferred gain on sale of property	111	111
Unrealized gains on marketable securities	186	–

Current net deferred tax asset	4,028	5,160

Property and equipment	(5,631)	(15,335)
Deferred leasing costs	3,013	4,130
Stock-based compensation	10,369	13,656
Deferred gain on sale of property	606	495
Interest rate swap	–	399
Other	17	(19)

Long-term net deferred tax asset	8,374	3,326

Net deferred tax asset	$12,402	$8,486

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2009, 2010, and 2011 is as follows:

	2009	2010	2011
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.8	4.4	4.3
Non-taxable interest income	(0.3)	(0.1)	–
Other	–	0.2	0.3

Effective tax rate	39.5%	39.5%	39.6%

Cash payments for income taxes were $59.0 million in 2009, $81.6 million in 2010, and $67.0 million in 2011.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2010 and 2011 is as follows (in thousands except per share data):

	Quarter
2010	First	Second	Third	Fourth
Revenues	$157,901	$159,283	$147,597	$171,951
Income from operations	59,926	58,691	38,249	58,905
Net income	36,379	35,657	23,341	35,883
Net income per share:
Basic	$2.68	$2.63	$1.73	$2.74
Diluted	$2.65	$2.60	$1.72	$2.73

	Quarter
2011	First	Second	Third	Fourth
Revenues	$171,956	$163,789	$135,865	$155,824
Income from operations	59,225	50,145	24,405	45,369
Net income	35,791	29,647	13,935	26,671
Net income per share:
Basic	$2.81	$2.54	$1.20	$2.31
Diluted	$2.80	$2.53	$1.20	$2.30

16.	Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action was filed in the United States District Court for the Middle District of Florida. On January 3, 2012, the U.S. Magistrate Judge to whom the Company’s April 19, 2011, motion to dismiss was referred, recommended that the court grant the motion and dismiss the complaint for failure to state a securities law violation. A shareholder derivative action alleging similar facts was filed in the Circuit Court of Fairfax County, Virginia, which action was stayed on June 27, 2011, pending resolution of the motion to dismiss in the securities class action suit. The Company believes these lawsuits are without merit and will contest them vigorously. While the outcome of any legal proceeding cannot be predicted with certainty, the Company does not expect these matters will have a material effect on its financial condition or results of operations.

17. Regulation

On June 13, 2011, the Department of Education published its final regulations defining the term “gainful employment.” Under the regulations, which become effective July 1, 2012, a particular program offered by an institution would become ineligible for Title IV funding if it could not pass at least one of three alternative measurements in three out of four consecutive years. The first year that a program could become ineligible is 2015. The Company does not have adequate guidance or data from the Department of Education to determine the financial or operational impact, if any, of the new regulation, and therefore is unable to estimate any potential range of liability. The Department of Education has indicated that it would endeavor to provide additional guidance and illustrative data in 2012.

STRAYER EDUCATION, INC.

Schedule II – Valuation and Qualifying Accounts

(in thousands)

Description	Balance beginning of period	Additions charged to expense	Deductions	Balance end of period	Bad debt expense as a % of revenue
Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2011	$7,935	$24,877	$(25,533)	$7,279	4.0%
Year ended December 31, 2010	$6,175	$24,216	$(22,456)	$7,935	3.8%
Year ended December 31, 2009	$4,776	$20,808	$(19,409)	$6,175	4.1%

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2011, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting, as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Company’s directors, executive officers, and significant employees.

Name	Age	Position

Directors:

Robert S. Silberman	54	Chairman of the Board and Chief Executive Officer

Robert R. Grusky	54	Presiding Independent Director

Dr. Charlotte F. Beason	64	Director

William E. Brock	81	Director

Dr. John T. Casteen III	68	Director

David A. Coulter	64	Director

Robert L. Johnson	65	Director

Karl McDonnell	45	Director, President and Chief Operating Officer

Todd A. Milano	59	Director

G. Thomas Waite, III	60	Director

J. David Wargo	58	Director

Executive Officers and Significant Employees:

Kelly J. Bozarth	43	Executive Vice President and Chief Administrative Officer

Mark C. Brown	52	Executive Vice President and Chief Financial Officer

Dr. Michael Plater	55	Interim President, Strayer University

Randi Reich Cosentino	38	Interim Provost and Chief Academic Officer

Sonya G. Udler	44	Senior Vice President – Corporate Communications

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

Mr. Robert R. Grusky is serving as the Presiding Independent Director of Strayer Education, Inc. Board of Directors, on which he has served since 2001. He is the Founder and Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000 and was a Principal and Member from 2000 to 2005, and has been a Senior Advisor since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He serves on the Board of Directors of AutoNation, Inc. and AutoZone, Inc. In the past five years, he has also served on the Board of Directors of National Medical Health Card Systems, Inc. In addition to serving as the Presiding Independent Director, he is also Chair of the Corporation’s Nominating Committee of the Board. He holds a bachelor’s degree in history from Union College and a master’s degree in business administration from Harvard University.

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

Mr. William E. Brock is the Founder and Chairman of the Brock Offices, a firm specializing in international trade, investment and human resources. From 1985 to 1987, Mr. Brock served in the President’s Cabinet as the U.S. Secretary of Labor, and from 1981 to 1985, as the U.S. Trade Representative. Mr. Brock previously served as a Member of Congress, as U.S. Senator for the State of Tennessee. Mr. Brock is a member of the Board of Directors of On Assignment, Inc., Catalyst Health Systems, Inc., and ResCare, Inc., and is a Senior Counselor and Member of the Board of Trustees of the Center for Strategic and International Studies, where he chairs the International Policy Roundtable. Mr. Brock has been a member of the Board since 2001 and is a member of the Compensation Committee of the Board. He holds a bachelor’s degree in commerce from Washington and Lee University.

Dr. John T. Casteen III is the President Emeritus of the University of Virginia. He served as the President and Professor of English of the University of Virginia from 1990 through 2010. Prior to his service to the University of Virginia, Dr. Casteen was President of the University of Connecticut from 1985 to 1990. From 1982 to 1985, Dr. Casteen served as the Secretary of Education for the Commonwealth of Virginia. Dr. Casteen is on the board of directors of Altria, Inc., and served on the board of directors of Wachovia Corporation until 2008. Dr. Casteen also is a member of the board of directors of a number of charitable and privately-held business entities, including the Chesapeake Bay Foundation, ECHO 360, the National Student Clearinghouse, Sage Publications, Inc., RuffaloCODY, Inc., the Virginia Foundation for Community College Education, Virginia Intermont College, and the Woodrow Wilson International Center for Scholars. Dr. Casteen also serves on the Board of Trustees of the Jonestown-Yorktown Foundation. He has chaired the boards of both the College Entrance Examination Board and the Association of American Universities. Dr. Casteen has been a member of the Board since 2011, and is a member of the Nominating Committee of the Board. Dr. Casteen holds a bachelor’s degree, master’s degree and a Ph.D. in English from the University of Virginia.

Mr. David A. Coulter is Vice Chairman at Warburg Pincus, LLC. He was Vice Chairman of J.P. Morgan Chase & Co. from December 2000 to December 2005. Prior to joining J.P. Morgan Chase, Mr. Coulter led the

West Coast operations of the Beacon Group, a private investment and strategic advisory firm, and prior to that, Mr. Coulter served as the Chairman and Chief Executive Officer of the BankAmerica Corporation. Mr. Coulter is a member of the Board of Directors of Sterling Financial Corporation, Webster Bank, Aeolus Re, Triton Container International Ltd., and MBIA, Inc. In the past five years, Mr. Coulter has also served on the Board of Directors of The Irvine Company, Metavante Corporation and First Data Corporation. Mr. Coulter also serves on the Board of Trustees of Carnegie Mellon University and Lincoln Center. Mr. Coulter has been a member of the Board since 2002, and is Chair of the Nominating Committee of the Board. Mr. Coulter holds a bachelor’s degree in mathematics and economics and a master’s degree in industrial administration, both from Carnegie Mellon University.

Mr. Robert L. Johnson is the Founder and Chairman of The RLJ Companies, which owns or holds interests in businesses operating in hotel real estate investment, private equity, consumer financial services, asset management, insurance services, automobile dealerships, sports and entertainment, and video lottery terminal gaming. Mr. Johnson is the founder of Black Entertainment Television (BET), a subsidiary of Viacom and the leading African-American operated media and entertainment company in the United States, and served as its Chief Executive Officer until January 2006. In 2002, Mr. Johnson became the first African-American majority owner of a major sports franchise, the Charlotte Bobcats of the NBA. From 1976 to 1979, he served as Vice President of Governmental Relations for the National Cable & Telecommunications Association (NCTA). Mr. Johnson also served as Press Secretary for the Honorable Walter E. Fauntroy, Congressional Delegate from the District of Columbia. He serves on the following boards: KB Home, Lowe’s Companies, Inc., International Management Group, NBA Board of Governors, Deutsche Bank Advisory Committee, The Business Council, and the Smithsonian Institution’s National Museum of African American History and Culture. Mr. Johnson has served on the Board since 2003, and is a member of the Compensation Committee of the Board. He holds a bachelor’s degree in social studies from the University of Illinois and a master’s degree in international affairs from the Woodrow Wilson School of Public and International Affairs at Princeton University.

Mr. Karl McDonnell has been President and Chief Operating Officer since 2006. Mr. McDonnell served as Chief Operating Officer of InteliStaf Healthcare, Inc., one of the nation’s largest privately-held healthcare staffing firms. Prior to his tenure at InteliStaf, he served as Vice President of the Investment Banking Division at Goldman, Sachs & Co. Mr. McDonnell has held senior management positions with several Fortune 100 companies, including The Walt Disney Company. He has served on the Board since 2011. Mr. McDonnell holds a bachelor’s degree from Virginia Wesleyan College and a master’s degree in business administration from Duke University.

Mr. Todd A. Milano has been President and Chief Executive Officer of Central Pennsylvania College since 1989. Mr. Milano has served on the Board since 1996 and is a member of the Audit Committee of the Board and is also a member of the Strayer University Board of Trustees. Mr. Milano holds a bachelor’s degree in industrial management from Purdue University.

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

Mr. J. David Wargo has been President of Wargo and Company, Inc., an investment management company, since 1993. Mr. Wargo is a co-founder and was a Member of New Mountain Capital, LLC, from 2000 to 2008, and was a Senior Advisor there from 2008 until 2011. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is also a Director of Liberty Global, Inc. and Discovery Communications, Inc. In the past five years, he also served on the boards of OpenTV Corporation and Fun Technologies, Inc. Mr. Wargo has served on the Board since 2001 and is Chair of the Audit Committee of the Board. Mr. Wargo holds a bachelor’s degree in physics and a master’s degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master’s degree in management science from the Sloan School of Management, which is the business school of the Massachusetts Institute of Technology.

Executive Officers and Significant Employees

Ms. Kelly J. Bozarth is Executive Vice President and Chief Administrative Officer. She joined Strayer in 2008 and has served as Senior Vice President and Chief Business Officer of Strayer University and as Senior Vice President and Controller of the Company. Previously, Ms. Bozarth held senior management roles in finance and operations in the education sector for five years. Prior to that, she held a variety of senior management positions in finance and in operations with The Walt Disney Company over a 10 year period. Ms. Bozarth is a Certified Public Accountant who began her career at Deloitte and Touche. Ms. Bozarth holds a bachelor’s degree in accounting from Missouri State University.

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

Dr. Michael A. Plater is the Interim University President. He joined Strayer University in March 2010 as the Provost and Chief Academic Officer. Prior to joining Strayer, Dr. Plater was the Dean of the College of Arts and Sciences at North Carolina A&T State University, where he managed a faculty and staff of approximately 400 people in 13 academic departments, and five affiliated academic programs. Previous to joining North Carolina A&T, Dr. Plater was at Brown University as the Associate Dean of the Graduate School. Before joining Brown, Dr. Plater taught “capstone” Business Policy/Strategic Management classes in the M.B.A. program and the introductory undergraduate management course at the University of Florida. He received a bachelor’s degree in economics from Harvard University, a master’s degree in business administration from the University of Pennsylvania, and a Ph.D. from the College of William and Mary.

Ms. Randi Reich Cosentino is Interim Provost and Chief Academic Officer. Ms. Cosentino has been with the University since 2001 and has served as Senior Vice President – Academic Administration, Director of Online Operations, Director of Business Processes, Director of New Campus Openings, and as an Adjunct Faculty Member. Prior to joining Strayer, Ms. Cosentino co-founded and managed business and strategic development for Mascot Network, an application service provider serving the higher education market. Ms. Cosentino also served several years in city government with the City of New York as the Assistant Director in the Mayor’s Office of Transportation. Ms. Cosentino holds a bachelor’s degree in psychology and political science from the University of Pennsylvania, a master’s degree in business administration from Harvard University, and an Ed.D in higher education also from the University of Pennsylvania.

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

Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2011.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2011.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2011.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2011.

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

Date: February 21, 2012

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman (Robert S. Silberman)	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 21, 2012

/s/ Mark C. Brown (Mark C. Brown)	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2012

/s/ Charlotte F. Beason (Charlotte F. Beason)	Director	February 21, 2012

/s/ William E. Brock (William E. Brock)	Director	February 21, 2012

/s/ John T. Casteen III (John T. Casteen III)	Director	February 21, 2012

/s/ David A. Coulter (David A. Coulter)	Director	February 21, 2012

/s/ Robert R. Grusky (Robert R. Grusky)	Director	February 21, 2012

SIGNATURES	TITLE	DATE

/s/ Robert L. Johnson (Robert L. Johnson)	Director	February 21, 2012

/s/ Karl McDonnell (Karl McDonnell)	Director, President and Chief Operating Officer	February 21, 2012

/s/ Todd A. Milano (Todd A. Milano)	Director	February 21, 2012

/s/ G. Thomas Waite, III (G. Thomas Waite, III)	Director	February 21, 2012

/s/ J. David Wargo (J. David Wargo)	Director	February 21, 2012

Exhibit Index

Exhibit Number	Description

3.1	Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 28, 2002).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2010).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on July 16, 1996).

10.1	Revolving Credit Agreement, dated January 3, 2011, among the Company, SunTrust Bank, as Administrative Agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 of Company’s Current Report on Form 8-K filed with the Commission on January 7, 2011).

10.2†	Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 28, 2002).

10.3†	2011 Equity Compensation Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement (File No. 000-21039) filed with the Commission on March 29, 2011).

10.4†	Form of Restricted Stock Award Agreement – Time Vesting – under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21039) filed with the Commission on February 16, 2012).

10.5†	Form of Restricted Stock Award Agreement – Performance Vesting – under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-21039) filed with the Commission on February 16, 2012).

10.6†	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-21039) filed with the Commission on February 16, 2012).

18.1	Preferability Letter from Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 18.1 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 2, 2011).

21.1	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included in signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.
†	Denotes management contract or compensation plan or arrangement.