Form 10-Q
period 2012-03-31
STRAYER EDUCATION INC
filed 2012-04-30
CIK 1013934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 13, 2012, there were outstanding 11,863,940 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets at December 31, 2011 and March 31, 2012	3
Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2012	4
Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2012	4
Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2011 and 2012	5
Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2012	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2011	March 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$57,137	$52,704
Tuition receivable, net of allowances for doubtful accounts of $7,279 and $8,108 at December 31, 2011 and March 31, 2012, respectively	25,006	23,320
Income taxes receivable	394	—
Other current assets	12,131	13,365

Total current assets	94,668	89,389
Property and equipment, net	121,149	119,542
Deferred income taxes	3,326	3,388
Goodwill	6,800	6,800
Other assets	5,190	5,115

Total assets	$231,133	$224,234

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$34,039	$36,517
Income taxes payable	—	15,789
Unearned tuition	15,364	1,303
Other current liabilities	281	281
Current portion of term loan	27,500	30,000

Total current liabilities	77,184	83,890
Revolving credit facility	20,000	—
Term loan, less current portion	70,000	62,500
Other long-term liabilities	21,656	21,818

Total liabilities	188,840	168,208

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,792,456 and 11,863,940 shares issued and outstanding as of December 31, 2011 and March 31, 2012, respectively	118	119
Additional paid-in capital	295	1,944
Retained earnings	42,491	54,615
Accumulated other comprehensive income (loss)	(611)	(652)

Total stockholders’ equity	42,293	56,026

Total liabilities and stockholders’ equity	$231,133	$224,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended March 31,
	2011	2012
Revenues	$171,956	$149,532
Costs and expenses:
Instruction and educational support	74,976	73,764
Marketing	16,042	15,469
Admissions advisory	7,191	6,793
General and administration	14,522	12,648

Income from operations	59,225	40,858
Investment income	118	1
Interest expense	183	1,208

Income before income taxes	59,160	39,651
Provision for income taxes	23,369	15,662

Net income	$35,791	$23,989

Earnings per share:
Basic	$2.81	$2.10
Diluted	$2.80	$2.09
Weighted average shares outstanding:
Basic	12,744	11,419
Diluted	12,794	11,477

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended March 31,
	2011	2012
Net income	$35,791	$23,989
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	—	(41)

Comprehensive income	$35,791	$23,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2010	13,316,822	$133	$1,206	$174,625	$40	$176,004
Tax shortfall associated with stock-based compensation arrangements	—	—	(933)	—	—	(933)
Repurchase of common stock	(936,185)	(9)	(3,165)	(124,063)	—	(127,237)
Restricted stock grants, net of forfeitures	65,852	—	—	—	—	—
Stock-based compensation	—	—	2,892	—	—	2,892
Common stock dividends	—	—	—	(13,174)	—	(13,174)
Change in net unrealized gains and losses on marketable securities, net of income tax	—	—	—	—	(40)	(40)
Net income	—	—	—	35,791	—	35,791

Balance at March 31, 2011	12,446,489	$124	$—	$73,179	$—	$73,303

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2011	11,792,456	$118	$295	$42,491	$(611)	$42,293
Tax shortfall associated with stock-based compensation arrangements	—	—	(740)	—	—	(740)
Restricted stock grants, net of forfeitures	71,484	1	(1)	—	—	—
Stock-based compensation	—	—	2,390	—	—	2,390
Common stock dividends	—	—	—	(11,865)	—	(11,865)
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(41)	(41)
Net income	—	—	—	23,989	—	23,989

Balance at March 31, 2012	11,863,940	$119	$1,944	$54,615	$(652)	$56,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31,
	2011	2012
Cash flows from operating activities:
Net income	$35,791	$23,989
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(70)	(70)
Amortization of deferred rent	378	147
Gain on sale of marketable securities	(66)	—
Amortization of deferred financing costs	65	200
Depreciation and amortization	4,904	5,817
Deferred income taxes	818	(317)
Stock-based compensation	2,892	2,390
Changes in assets and liabilities:
Tuition receivable, net	(3,700)	1,686
Other current assets	(1,989)	(957)
Other assets	17	(154)
Accounts payable and accrued expenses	(5,339)	2,369
Income taxes payable and income taxes receivable	21,467	15,443
Unearned tuition	11,808	(14,061)
Other long-term liabilities	196	—

Net cash provided by operating activities	67,172	36,482

Cash flows from investing activities:
Purchases of property and equipment	(11,384)	(4,050)
Purchases of marketable securities	(2)	—
Proceeds from the sale of marketable securities	12,388	—

Net cash provided by (used in) investing activities	1,002	(4,050)

Cash flows from financing activities:
Common dividends paid	(13,174)	(11,865)
Repurchase of common stock	(127,237)	—
Proceeds from revolving credit facility	80,000	—
Payments on revolving credit facility	—	(20,000)
Payments on term loan	—	(5,000)
Payment of deferred financing costs	(776)	—

Net cash used in financing activities	(61,187)	(36,865)

Net increase (decrease) in cash and cash equivalents	6,987	(4,433)
Cash and cash equivalents — beginning of period	64,107	57,137

Cash and cash equivalents — end of period	$71,094	$52,704

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$1,894	$1,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information as of March 31, 2011 and 2012 is unaudited.

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

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its only subsidiary, the University. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

All information as of December 31, 2011 and March 31, 2011 and 2012, and for the three months ended March 31, 2011 and 2012 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 97% of the Company’s revenues during the three months ended March 31, 2012 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is also recorded as unearned tuition. Revenues also include application fees, placement test fees, withdrawal and other administrative fees, textbook-related income and other income, which are recognized when incurred.

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

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No impairment occurred during the quarter ended March 31, 2012.

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

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the quarter ended March 31, 2012, the Company had no issued and outstanding stock options that were included in the calculation. During the quarter ended March 31, 2011, all issued and outstanding stock options were included in the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands).

	For the three months ended March 31,
	2011	2012
Weighted average shares outstanding used to compute basic earnings per share	12,744	11,419
Incremental shares issuable upon the assumed exercise of stock options	18	—
Unvested restricted stock	32	58

Shares used to compute diluted earnings per share	12,794	11,477

The decrease in weighted average shares outstanding during the three months ended March 31, 2012 is due primarily to stock repurchases by the Company.

3.	Acquisition

On December 27, 2011, the Company completed an acquisition (the “Acquisition”) of certain assets which support the operations of the Jack Welch Management Institute (“JWMI”), an online leadership education program that offers a differentiated executive MBA degree and executive certificates. Simultaneous with the Acquisition, the Company entered into a License and Participation Agreement with Mr. Welch. The Company paid $7.0 million in the acquisition. The Company received $2.8 million from Mr. Welch representing his economic interest in JWMI, and the Company will make deferred payments to the sellers valued at $2.2 million as of March 31, 2012. These amounts are included in other long-term liabilities in the Company’s consolidated balance sheets. The Company will make additional payments to Mr. Welch as he provides services to the Company on behalf of JWMI under the License and Participation Agreement.

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

On January 3, 2011, the Company entered into a $100 million revolving credit agreement. On April 4, 2011, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Facility”) providing for a $100 million revolving credit facility and a $100 million term loan facility. The revolving portion of the Credit Facility, which includes a letter of credit subfacility of $50 million, matures on March 31, 2014, and amends and subsumes (as part of the new facility) the Company’s previous $100 million revolving credit agreement. The term loan portion of the Credit Facility matures on March 31, 2014, and, commencing December 31, 2011, includes required quarterly amortization payments in the amount of $2.5 million on December 31, 2011, $5.0 million on March 31, 2012, and $7.5 million on June 30, 2012, and at the end of each quarter thereafter prior to the final maturity date. Borrowings under the Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 2.25% to 2.75%, depending on the Company’s leverage ratio. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving credit facility. The Credit Facility is collateralized by substantially all of the personal property assets of the Company and its subsidiaries. The Credit Facility contains customary affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Credit Facility. The Company was in compliance with all the terms of the Credit Facility at March 31, 2012.

During the quarter ended March 31, 2012, the Company repaid the $20.0 million outstanding under the revolving credit facility as of December 31, 2011, and paid cash interest of $1.0 million.

As of March 31, 2012, the Company had outstanding $92.5 million under the term loan facility.

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

Debt and short-term borrowings consist of the following as of March 31, 2012 (in thousands):

Term Loan	$92,500
Credit Facility	—

Total Debt	92,500

Less: Current portion of long-term debt	30,000

Long-term debt	$62,500

Aggregate debt maturities as of March 31, 2012 are as follows:

2012	$22,500
2013	30,000
2014	40,000

$92,500

5.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2012 (in thousands):

	March 31, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents (including restricted cash equivalent):
Money market funds	$7,606	$7,606	$—	$—

Total assets at fair value on a recurring basis	$7,606	$7,606	$—	$—

Liabilities:
Other Liabilities:
Interest rate swap	$1,073	$—	$1,073	$—
Deferred payments	2,200	—	—	2,200

Total liabilities at fair value on a recurring basis	$3,273	$—	$1,073	$2,200

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2011 (in thousands):

	December 31, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$7,606	$7,606	$—	$—

Total assets at fair value on a recurring basis	$7,606	$7,606	$—	$—

Liabilities:
Other Liabilities:
Interest rate swap	$1,010	$—	$1,010	$—
Deferred payments	2,200	—	—	2,200

Total liabilities at fair value on a recurring basis	$3,210	$—	$1,010	$2,200

The Company measures the above items on a recurring basis at fair value as follows:

•

Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. The Company’s remaining cash and cash equivalents held at March 31, 2011 and 2012, approximate fair value and is not disclosed in the above tables because of the short-term nature of the financial instruments.

•

Interest rate swap — The Company has an interest rate swap with a notional amount of $92.5 million as of March 31, 2012, used to minimize the interest rate exposure on a portion of the Company’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

•

Deferred payments — Classified within Level 3 as there is no liquid market for similarly priced instruments, and valued using a discounted cash flow model that encompassed significant unobservable inputs to estimate the operating results of the Acquisition. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the program matures.

At March 31, 2012, the carrying value of the Company’s debt was $92.5 million. All of the Company’s debt is variable interest rate debt and the carrying amount approximates fair value.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the three months ended March 31, 2011 or 2012. Assets measured at fair value on a non-recurring basis as of December 31, 2011 and March 31, 2012, include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets resulting from the Acquisition. The changes in the fair value of the Company’s Level 3 liability during the three months ended March 31, 2012 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2011	$2,200
Amounts earned	(20)
Adjustments to fair value	20
Transfers in or out of Level 3	—

Balance at March 31, 2012	$2,200

6.	Stockholders’ Equity

Authorized stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 11,792,456 and 11,863,940 shares were issued and outstanding as of December 31, 2011 and March 31, 2012, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Commencing in the fourth quarter of 2010, the Company increased the annual cash dividend from $3.00 to $4.00 per share, or from $0.75 to $1.00 per share quarterly.

Stock-based compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three months ended March 31, 2011 and 2012, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience.

Stock-based compensation plans

In April 2011, the Company’s stockholders approved the Strayer Education, Inc. 2011 Equity Compensation Plan (the “Plan”), which replaced the Company’s 1996 equity compensation plan (the “1996 Plan”) and made 300,000 new shares available for issuance as equity compensation. In addition, shares previously available for issuance under the 1996 Plan were effectively carried over and are available for issuance under the Plan, for a total of approximately 350,000 shares available for issuance as equity compensation under the Plan. The Plan provides for the granting of restricted stock, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the Plan is ten years.

In February 2012, the Company’s Board of Directors approved grants of 72,013 shares of restricted stock to certain individuals. These shares, which vest over a five- to seven-year period, were granted pursuant to the Plan. The Company’s stock price closed at $115.55 on the date of these restricted stock grants.

In April 2012, the Company’s Board of Directors approved grants of approximately 10,700 shares of restricted stock. These shares, which vest over a three-year period, were awarded to various non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program. The Company’s stock price closed at $83.88 on the date of these restricted stock grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient terminates his or her employment prior to vesting in the award.

Restricted Stock

The table below sets forth the restricted stock activity for the three months ended March 31, 2012:

	Number of shares	Weighted- average grant price
Balance, December 31, 2011	380,944	$194.26
Grants	72,013	115.55
Vested shares	(15,806)	217.77
Forfeitures	(529)	132.23

Balance, March 31, 2012	436,622	$180.45

Stock Options

The table below sets forth the stock option activity for the three months ended March 31, 2012 and other stock option information at March 31, 2012:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (yrs.)	Aggregate intrinsic value (1) (in thousands)
Balance, December 31, 2011	100,000	$107.28	1.1	—
Grants	—	—
Exercises	—	—
Forfeitures	—	—

Balance, March 31, 2012	100,000	$107.28	0.9	—

Vested, March 31, 2012	100,000	$107.28	0.9	—
Exercisable, March 31, 2012	100,000	$107.28	0.9	—

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the respective trading day. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Valuation and Expense Information Under Stock Compensation Topic ASC 718

At March 31, 2012, total stock-based compensation cost which has not yet been recognized was $47.6 million, all for unvested restricted stock. This cost is expected to be recognized over the next 63 months on a weighted-average basis.

The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2011 and 2012 by expense line item (in thousands):

	For the three months ended March 31,
	2011	2012
Instruction and educational support	$852	$671
Marketing	16	—
Admissions advisory	—	—
General and administration	2,024	1,719

Stock-based compensation expense included in operating expense	2,892	2,390
Tax benefit	1,142	944

Stock-based compensation expense, net of income tax	$1,750	$1,446

The following table summarizes information regarding all share-based payment arrangements for the three months ended March 31, 2011 and 2012 (in thousands):

	For the three months ended March 31,
	2011	2012
Proceeds from stock options exercised	$—	$—
Excess tax shortfall related to exercise of stock options and vesting of restricted stock	$(933)	$(740)
Intrinsic value of stock options exercised (1)	$—	$—

(1)	Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

7.	Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2011 and March 31, 2012 (in thousands):

	2011	2012
Deferred rent	$10,302	$10,741
Lease incentives	4,088	3,818
Deferred gain on sale of campus building	1,256	1,186
Fair value of interest rate swap (see Note 5)	1,010	1,073
Deferred payments (see Note 3)	5,000	5,000

	$21,656	$21,818

Deferred Rent

In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability. As of December 31, 2011 and March 31, 2012, the Company had deferred rent associated with its lease obligations of $10.3 million and $10.7 million, respectively.

Lease Incentives

In conjunction with the opening of new campuses, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to 10 years. As of December 31, 2011 and March 31, 2012, the Company had deferred lease incentives of $4.1 million and $3.8 million, respectively.

Deferred Gain on Sale of Campus Building

In June 2007, the Company sold its Loudoun, Virginia campus building for $5.8 million. The Company is leasing back most of the campus building over a 10-year period. In conjunction with this sale and lease back transaction, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term. The non-current portion of this gain, which is recorded as a long-term liability, was $1.3 million and $1.2 million, at December 31, 2011 and March 31, 2012 respectively.

8.	Income Taxes

The Fair Value Measurements and Disclosures Topic, ASC 740, requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at March 31, 2012 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2012, the amount of accrued interest related to uncertain tax positions was immaterial. The tax year 2011 is open for Federal tax examination, and the tax years 2008-2011 remain open to examination by the state and local taxing jurisdictions in which the Company is subject.

9.	Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action was filed in the United States District Court for the Middle District of Florida. On March 20, 2012, the Court granted the Company’s motion to dismiss the complaint for failure to state a claim, and the plaintiff subsequently filed a notice of appeal. While the outcome of any further legal proceeding cannot be predicted with certainty, the Company does not expect these matters to have a material effect on its financial condition or results of operations.

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

11.	Subsequent Events

During April 2012, the Company borrowed and subsequently repaid $13.0 million under the revolving credit facility.

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

Results of Operations

In the first quarter of 2012, we generated $149.5 million in revenue, a 13% decrease compared to the same period in 2011, primarily as a result of a decline in average enrollment of 12%. Income from operations was $40.9 million for the first quarter of 2012, a decrease of 31% compared to the same period in 2011. Net income was $24.0 million, a decrease of 33% compared to the same period in 2011. Diluted earnings per share was $2.09 in the first quarter of 2012 compared to $2.80 in the same period in 2011, a decrease of 25%.

Key enrollment trends by quarter were as follows:

Although we do not know for sure why our enrollment trends over the last eighteen months and that of the proprietary higher education sector generally have been negative, we believe that sustained levels of high unemployment and the resulting lower confidence in job prospects are contributing factors. The 19% decline in our new students in 2011 will have an adverse impact on 2012 enrollment since there will be fewer students from 2011 continuing their education in 2012.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Enrollment. Enrollment at Strayer University for the 2012 winter term, which began January 2, 2012 and ended March 19, 2012, decreased 12% to 50,432 students compared to 57,608 students for the same term in 2011. Across the Strayer University campus and online system, new student enrollments decreased approximately 8% and continuing student enrollments decreased approximately 13%. Global online enrollments decreased 17%, while students taking 100% of their classes online (including campus based students) decreased 9%.

Revenues. Revenues decreased 13% to $149.5 million in the first quarter of 2012 from $172.0 million in the first quarter of 2011, principally due to a 12% decrease in enrollment.

Instruction and educational support expenses. Instruction and educational support expenses decreased slightly by $1.2 million, or 2%, to $73.8 million in the first quarter of 2012 from $75.0 million in the first quarter of 2011. This decrease was principally due to lower faculty compensation costs associated with lower enrollment during the first quarter of 2012, despite the increase in the number of campuses. Instruction and educational support expenses as a percentage of revenues increased to 49.3% in the first quarter of 2012 from 43.6% in the first quarter of 2011, largely due to faculty and facility costs decreasing at a significantly lower rate than tuition revenue.

Marketing expenses. Marketing expenses decreased slightly by $0.5 million, or 4%, to $15.5 million in the first quarter of 2012 from $16.0 million in the first quarter of 2011. Marketing expenses as a percentage of revenues increased to 10.3% in the first quarter of 2012 from 9.3% in the first quarter of 2011.

Admissions advisory expenses. Admissions advisory expenses decreased slightly by $0.4 million, or 6% to $6.8 million in the first quarter of 2012 from $7.2 million in the first quarter of 2011. This decrease was principally due to reduced admissions material costs associated with lower student enrollment in the first quarter of 2012. Admissions advisory expenses as a percentage of revenues increased to 4.5% in the first quarter of 2012 from 4.2% in the first quarter of 2011.

General and administration expenses. General and administration expenses decreased $1.9 million, or 13%, to $12.6 million in the first quarter of 2012 from $14.5 million in the first quarter of 2011. The decrease is primarily due to lower other administrative expenses (e.g., professional services, relocation cost, etc.) incurred in the first quarter of 2012 compared to the same period in 2011. General and administration expenses as a percentage of revenues increased slightly to 8.5% in the first quarter of 2012 from 8.4% in the first quarter of 2011.

Income from operations. Income from operations decreased $18.3 million, or 31%, to $40.9 million in the first quarter of 2012 from $59.2 million in the first quarter of 2011, due to the aforementioned factors.

Investment income. Investment income decreased from $0.1 million to approximately $1,000 in the first quarter of 2012. The decrease was principally due to lower investment yields on existing cash balances.

Interest expense. Interest expense increased $1.0 million to $1.2 million in the first quarter of 2012 compared to $0.2 million in the first quarter of 2011 due to an increase in average borrowings from a term loan and revolving credit facility.

Provision for income taxes. Income tax expense decreased $7.7 million, or 33%, to $15.7 million in the first quarter of 2012 from $23.4 million in the first quarter of 2011, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for each of the first quarters of 2011 and 2012.

Net income. Net income decreased $11.8 million, or 33%, to $24.0 million in the first quarter of 2012 from $35.8 million in the first quarter of 2011, because of the factors discussed above.

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $52.7 million compared to $57.1 million at December 31, 2011, and $71.1 million at March 31, 2011. At March 31, 2012, most of our excess cash was invested in bank overnight deposits and money market funds.

On April 4, 2011, we entered into an amended and restated revolving credit and term loan agreement. This credit facility, which is secured by our assets, provides for a $100 million revolving credit facility and $100 million term loan facility with a maturity date of March 31, 2014. At March 31, 2012, we had $92.5 million outstanding under the term loan facility and no outstanding balance under the revolving credit facility. In April 2012, we borrowed $13.0 million under the revolving credit facility, which was subsequently repaid.

For the three months ended March 31, 2012, we generated $36.5 million net cash from operating activities compared to $67.2 million for the same period in 2011. Capital expenditures were $4.1 million for the quarter ended March 31, 2012 compared to $11.4 million for the same period in 2011. During the quarter ended March 31, 2012, we paid a regular, quarterly common stock dividend of $11.9 million ($1.00 per share). The Company had $80.0 million of share repurchase authorization remaining at March 31, 2012. No shares were repurchased in the first quarter 2012.

In the first quarter of 2012, bad debt expense as a percentage of revenues was 3.8% compared to 3.5% for the same period in 2011. Days sales outstanding was 14 days at the end of the first quarter of 2012, compared to 13 days at the end of the first quarter of 2011.

We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months.

The table below sets forth our contractual commitments, including our revolving credit facility, as of March 31, 2012. Although they have historically been paid, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$241,762	$37,569	$74,438	$60,555	$69,200
Revolving credit facility	—	—	—	—	—
Term loan	92,500	30,000	62,500	—	—

Total	$334,262	$67,569	$136,938	$60,555	$69,200

New Campuses

The Company plans to open four new campuses for the 2012 summer term subject to regulatory approval. Two of the new campuses are located in Minneapolis, Minnesota, a new market for Strayer University. The other two new campuses are planned to open in Chicago, Illinois and will represent the University’s third and fourth campuses in that market. Including these four new campuses, the Company plans to open a total of eight new campuses in 2012, subject to regulatory approval.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2012, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. We are party to an Amended and Restated Revolving Credit and Term Loan Agreement providing for a $100 million revolving credit facility and a $100 million term loan facility. Borrowings under the $100 million revolving credit facility bear interest at LIBOR or a base rate plus a margin ranging from 2.25% to 2.75%, depending on our leverage ratio. We are also party to an interest rate swap arrangement for the $100 million term loan facility that fixes our interest rate on the term loan facility at approximately 3.6% for the duration of the term loan. Although an increase in LIBOR would not affect interest expense on the term loan, it would affect interest expense on any outstanding balance of the revolving credit facility and the fair value of the interest rate swap arrangement. For every 100 basis points increase in LIBOR, we would incur an incremental $1.0 million in interest expense per year assuming the entire $100 million revolving credit facility were utilized. A 100 basis point increase or decrease in LIBOR would not materially affect the value of our interest rate swap.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of March 31, 2012, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action was filed in the United States District Court for the Middle District of Florida. On March 20, 2012, the Court granted our motion to dismiss the complaint for failure to state a claim, and the plaintiff subsequently filed a notice of appeal. While the outcome of any further legal proceeding cannot be predicted with certainty, we do not expect these matters to have a material effect on our financial condition or results of operations.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business. There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Those risks are incorporated herein by this reference. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $80.0 million at March 31, 2012 for use during the remainder of 2012. During the three months ended March 31, 2012 we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document

101.	SCH XBRL Schema Document

101.	CAL XBRL Calculation Linkbase Document

101.	LAB XBRL Labels Linkbase Document

101.	PRE XBRL Presentation Linkbase Document

101.	DEF XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAYER EDUCATION, INC.

By:	/s/ Mark C. Brown

Mark C. Brown
Executive Vice President and Chief Financial Officer

Date:	April 30, 2012

Exhibit Index

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document