Form 10-Q
period 2012-06-30
STRAYER EDUCATION INC
filed 2012-07-31
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of July 25, 2012, there were outstanding 11,874,290 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at December 31, 2011 and June 30, 2012	3

Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2012	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2012	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011 and 2012	5

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2012	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2011	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$57,137	$48,690
Tuition receivable, net of allowances for doubtful accounts of $7,279 and $7,317 at December 31, 2011 and June 30, 2012, respectively	25,006	24,218
Income taxes receivable	394	136
Other current assets	12,131	11,886
Total current assets	94,668	84,930
Property and equipment, net	121,149	118,836
Deferred income taxes	3,326	4,708
Goodwill	6,800	6,800
Other assets	5,190	4,869
Total assets	$231,133	$220,143

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$34,039	$25,757
Unearned tuition	15,364	3,161
Other current liabilities	281	281
Current portion of term loan	27,500	30,000
Total current liabilities	77,184	59,199
Revolving credit facility	20,000	15,000
Term loan, less current portion	70,000	55,000
Other long-term liabilities	21,656	21,697
Total liabilities	188,840	150,896

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,792,456 and 11,874,290 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	118	119
Additional paid-in capital	295	5,731
Retained earnings	42,491	63,955
Accumulated other comprehensive income (loss)	(611)	(558)
Total stockholders’ equity	42,293	69,247
Total liabilities and stockholders’ equity	$231,133	$220,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012

Revenues	$163,789	$146,254	$335,745	$295,786
Costs and expenses:
Instruction and educational support	76,373	75,652	151,349	149,416
Marketing	16,241	15,053	32,283	30,522
Admissions advisory	6,450	6,453	13,641	13,246
General and administration	14,580	12,928	29,102	25,576
Income from operations	50,145	36,168	109,370	77,026
Investment income	26	2	144	3
Interest expense	1,167	1,109	1,350	2,317
Income before income taxes	49,004	35,061	108,164	74,712
Provision for income taxes	19,357	13,849	42,726	29,511
Net income	$29,647	$21,212	$65,438	$45,201
Earnings per share:
Basic	$2.54	$1.86	$5.36	$3.96
Diluted	$2.53	$1.85	$5.34	$3.94
Weighted average shares outstanding:
Basic	11,692	11,430	12,215	11,425
Diluted	11,737	11,483	12,263	11,480

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Net income	$29,647	$21,212	$65,438	$45,201
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	(645)	94	(645)	53
Unrealized loss on investment, net of income tax	—	—	(40)	—
Comprehensive income	$29,002	$21,306	$64,753	$45,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2010	13,316,822	$133	$1,206	$174,625	$40	$176,004
Tax shortfall associated with stock-based compensation arrangements	—	—	(872)	—	—	(872)
Repurchase of common stock	(1,370,121)	(14)	(4,224)	(178,426)	—	(182,664)
Restricted stock grants, net of forfeitures	62,062	1	—	—	—	1
Stock-based compensation	—	—	6,328	—	—	6,328
Common stock dividends	—	—	—	(25,183)	—	(25,183)
Change in net unrealized gains and losses on marketable securities, net of income tax	—	—	—	—	(40)	(40)
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(645)	(645)
Net income	—	—	—	65,438	—	65,438
Balance at June 30, 2011	12,008,763	$120	$2,438	$36,454	$(645)	$38,367

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2011	11,792,456	$118	$295	$42,491	$(611)	$42,293
Tax shortfall associated with stock-based compensation arrangements	—	—	(393)	—	—	(393)
Restricted stock grants, net of forfeitures	81,834	1	(1)	—	—	—
Stock-based compensation	—	—	5,830	—	—	5,830
Common stock dividends	—	—	—	(23,737)	—	(23,737)
Change in fair value of derivative instrument, net of income tax	—	—	—	—	53	53
Net income	—	—	—	45,201	—	45,201
Balance at June 30, 2012	11,874,290	$119	$5,731	$63,955	$(558)	$69,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2011	2012

Cash flows from operating activities:
Net income	$65,438	$45,201
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(140)	(140)
Amortization of deferred rent	599	148
Gain on sale of marketable securities	(66)	—
Amortization of deferred financing costs	264	399
Depreciation and amortization	10,165	11,749
Deferred income taxes	(256)	(1,531)
Stock-based compensation	6,328	5,830
Changes in assets and liabilities:
Tuition receivable, net	(338)	788
Other current assets	(874)	357
Other assets	36	(133)
Accounts payable and accrued expenses	(2,936)	(7,752)
Income taxes payable and income taxes receivable	4,433	(136)
Unearned tuition	4,503	(12,203)
Other long-term liabilities	277	84
Net cash provided by operating activities	87,433	42,661

Cash flows from investing activities:
Purchases of property and equipment	(18,062)	(9,871)
Purchases of marketable securities	(2)	—
Proceeds from the sale of marketable securities	12,388	—
Net cash used in investing activities	(5,676)	(9,871)

Cash flows from financing activities:
Common dividends paid	(25,183)	(23,737)
Repurchase of common stock	(182,664)	—
Proceeds from revolving credit facility	95,000	28,000
Payments on revolving credit facility	(80,000)	(33,000)
Proceeds from term loan	100,000	—
Payments on term loan	—	(12,500)
Payment of deferred financing costs	(2,459)	—
Net cash used in financing activities	(95,306)	(41,237)
Net decrease in cash and cash equivalents	(13,549)	(8,447)
Cash and cash equivalents – beginning of period	64,107	57,137
Cash and cash equivalents – end of period	$50,558	$48,690
Non-cash transactions:
Purchases of property and equipment included in accounts payable	$2,267	$585

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of June 30, 2011 and 2012 is unaudited.

1.          Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 96 campuses in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Washington, D.C., and online. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.

2.          Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its only subsidiary, the University. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

All information as of December 31, 2011 and June 30, 2011 and 2012, and for the three and six months ended June 30, 2011 and 2012 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 96% of the Company’s revenues during the six months ended June 30, 2012 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is also recorded as unearned tuition. Revenues also include application fees, placement test fees, withdrawal and other administrative fees, textbook-related income and other income, which are recognized when earned.

Fair Value

The Fair Value Measurement Topic, ASC 820-10 (“ASC 820-10”), establishes a framework for measuring fair value, establishes a fair value hierarchy based upon the observability of inputs used to measure fair value, and expands disclosures about fair value measurements. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Under ASC 820-10, fair value of an investment is the price that would be received to sell an asset or to transfer a liability to an entity in an orderly transaction between market participants at the measurement date. The hierarchy gives the highest priority to assets and liabilities with readily available quoted prices in an active market and lowest priority to unobservable inputs which require a higher degree of judgment when measuring fair value, as follows:

●	Level 1 assets or liabilities use quoted prices in active markets for identical assets or liabilities as of the measurement date;

●
Level 2 assets or liabilities use observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities; and

●	Level 3 assets or liabilities use unobservable inputs that are supported by little or no market activity.

The Company’s assets and liabilities that are subject to fair value measurement are categorized in one of the three levels above. Fair values are based on the inputs available at the measurement dates, and may rely on certain assumptions that may affect the valuation of fair value for certain assets or liabilities.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include a trade name, are recorded at fair market value on their acquisition date. An indefinite life was assigned to the trade name because it has the continued ability to generate cash flows indefinitely.

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No impairment occurred during the quarter ended June 30, 2012.

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

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the three and six months ended June 30, 2012, the Company had no issued and outstanding stock options that were included in the calculation. During the three and six months ended June 30, 2011, all issued and outstanding stock options were included in the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Weighted average shares outstanding used to compute basic earnings per share	11,692	11,430	12,215	11,425
Incremental shares issuable upon the assumed exercise of stock options	15	—	16	—
Unvested restricted stock	30	53	32	55
Shares used to compute diluted earnings per share	11,737	11,483	12,263	11,480

3.          Acquisition

On December 27, 2011, the Company completed an acquisition (the “Acquisition”) of certain assets which support the operations of the Jack Welch Management Institute (“JWMI”), an online leadership education program that offers a differentiated executive MBA degree and executive certificates. Simultaneous with the Acquisition, the Company entered into a License and Participation Agreement with Mr. Welch. The Company paid $7.0 million in the acquisition. The Company received $2.8 million from Mr. Welch representing his economic interest in JWMI, and the Company will make deferred payments to the sellers valued at $2.2 million as of June 30, 2012. These amounts are included in other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. The Company will make additional payments to Mr. Welch as he provides services to the Company on behalf of JWMI under the License and Participation Agreement.

In connection with the Acquisition, the Company acquired course content valued at $0.8 million which will be amortized over its estimated useful life of five years. The Company has also recorded indefinite-lived intangible assets of $1.6 million, which are included in other assets in the Company’s unaudited condensed consolidated balance sheets. The Acquisition resulted in recording $6.8 million of goodwill, representing the excess of the purchase price over the fair value assigned to the underlying assets acquired.

JWMI’s operating results are included in the unaudited condensed consolidated financial statements from the date of the Acquisition. The results of operations of JWMI would not have had a material impact on the Company’s reported financial results if the Acquisition had been completed on January 1, 2011.

4.          Term Loan and Revolving Credit Facility

On January 3, 2011, the Company entered into a $100 million revolving credit agreement. On April 4, 2011, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Facility”) providing for a $100 million revolving credit facility and a $100 million term loan facility. The revolving portion of the Credit Facility, which includes a letter of credit subfacility of $50 million, matures on March 31, 2014, and amends and subsumes (as part of the new facility) the Company’s previous $100 million revolving credit agreement. The term loan portion of the Credit Facility matures on March 31, 2014, and, commencing December 31, 2011, includes required quarterly amortization payments in the amount of $2.5 million on December 31, 2011, $5.0 million on March 31, 2012, and $7.5 million on June 30, 2012, and at the end of each quarter thereafter prior to the final maturity date. Borrowings under the Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 2.25% to 2.75%, depending on the Company’s leverage ratio. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving credit facility. The Credit Facility is collateralized by substantially all of the personal property assets of the Company and its subsidiary. The Credit Facility contains customary affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Credit Facility. The Company was in compliance with all the terms of the Credit Facility at June 30, 2012.

During the quarter ended June 30, 2012, the Company paid cash interest of $0.9 million.

As of June 30, 2012, the Company had outstanding $85.0 million under the term loan facility and $15.0 million under the revolving credit facility.  On July 17, 2012, the Company repaid $15.0 million representing the entire outstanding amount of the revolving credit facility.

Interest Rate Swap

On April 4, 2011, the Company entered into an interest rate swap arrangement (the “Swap”) in order to minimize the interest rate exposure on the entire balance of the term loan facility. The interest rate swap fixes the variable interest rate on the associated debt at approximately 3.6% rather than being subject to fluctuations in the LIBOR rate. The term of the Swap is three years, matching the term of the underlying term loan facility. The Swap has been designated as a cash flow hedge and has been deemed effective in accordance with the Derivatives and Hedging Topic, ASC 815. The Company expects the Swap to continue to be deemed effective for the duration of the Swap. The fair value of the Swap is included in other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets.

Debt and short-term borrowings consist of the following as of June 30, 2012 (in thousands):

Term loan	$85,000
Revolving credit facility	15,000
Total debt	100,000

Less: Current portion of long-term debt	30,000
Long-term debt	$70,000

Aggregate debt maturities as of June 30, 2012 are as follows:

2012	$15,000
2013	30,000
2014	40,000
$85,000

5.          Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$7,608	$7,608	$—	$—
Total assets at fair value on a recurring basis	$7,608	$7,608	$—	$—
Liabilities:
Other liabilities:
Interest rate swap	$918	$—	$918	$—
Deferred payments	2,152	—	—	2,152
Total liabilities at fair value on a recurring basis	$3,070	$—	$918	$2,152

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2011 (in thousands):

	December 31, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$7,606	$7,606	$—	$—
Total assets at fair value on a recurring basis	$7,606	$7,606	$—	$—

Liabilities:
Other liabilities:
Interest rate swap	$1,010	$—	$1,010	$—
Deferred payments	2,200	—	—	2,200
Total liabilities at fair value on a recurring basis	$3,210	$—	$1,010	$2,200

The Company measures the above items on a recurring basis at fair value as follows:

●
Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. The Company’s remaining cash and cash equivalents held at December 31, 2011 and June 30, 2012, approximate fair value and is not disclosed in the above tables because of the short-term nature of the financial instruments.

●
Interest rate swap — The Company has an interest rate swap with a notional amount of $85.0 million as of June 30, 2012, used to minimize the interest rate exposure on a portion of the Company’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

●
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

At June 30, 2012, the carrying value of the Company’s debt was $100.0 million. All of the Company’s debt is variable interest rate debt and the carrying amount approximates fair value.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the six months ended June 30, 2011 or 2012. Assets measured at fair value on a non-recurring basis as of December 31, 2011 and June 30, 2012, include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets resulting from the Acquisition. The changes in the fair value of the Company’s Level 3 liability during the six months ended June 30, 2012 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2011	$2,200
Amounts earned	(50)
Adjustments to fair value	2
Transfers in or out of Level 3	—
Balance at June 30, 2012	$2,152

6.          Stockholders’ Equity

Authorized stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 11,792,456 and 11,874,290 shares were issued and outstanding as of December 31, 2011 and June 30, 2012, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004.  The Company’s annual cash dividend is $4.00 per share, or $1.00 per share quarterly.

Stock-based compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2012, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience.

Stock-based compensation plans

In April 2011, the Company’s stockholders approved the Strayer Education, Inc. 2011 Equity Compensation Plan (the “Plan”), which replaced the Company’s 1996 equity compensation plan (the “1996 Plan”) and made 300,000 new shares available for issuance as equity compensation. In addition, shares previously available for issuance under the 1996 Plan were effectively carried over and made available for issuance under the Plan, for a total of approximately 350,000 shares that were made available for issuance as equity compensation under the Plan. The Plan provides for the granting of restricted stock, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the Plan is ten years.

In February 2012, the Company’s Board of Directors approved grants of 72,013 shares of restricted stock to certain individuals. These shares, which vest over a five- to seven-year period, were granted pursuant to the Plan. The Company’s stock price closed at $115.55 on the date of these restricted stock grants.

In April 2012, the Company’s Board of Directors approved grants of 10,728 shares of restricted stock. These shares, which vest over a three-year period, were awarded to various non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program. The Company’s stock price closed at $83.88 on the date of these restricted stock grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient terminates his or her employment prior to vesting in the award.

Restricted Stock

The table below sets forth the restricted stock activity for the six months ended June 30, 2012:

	Number of shares	Weighted- average grant price
Balance, December 31, 2011	380,944	$194.26
Grants	82,741	$111.44
Vested shares	(20,004)	$217.77
Forfeitures	(907)	$132.23
Balance, June 30, 2012	442,774	$178.39

Stock Options

The table below sets forth the stock option activity for the six months ended June 30, 2012, and other stock option information at June 30, 2012:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (yrs.)	Aggregate intrinsic value (1) (in thousands)
Balance, December 31, 2011	100,000	$107.28	1.1	—
Grants	—	—
Exercises	—	—
Forfeitures	—	—
Balance, June 30, 2012	100,000	$107.28	0.6	$174
Exercisable, June 30, 2012	100,000	$107.28	0.6	$174

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

Valuation and Expense Information Under Stock Compensation Topic ASC 718

At June 30, 2012, total stock-based compensation cost which has not yet been recognized was $45.1 million, all for unvested restricted stock. This cost is expected to be recognized over the next 61 months on a weighted-average basis.

The following table summarizes the stock-based compensation expense recorded for the three and six months ended June 30, 2011 and 2012 by expense line item (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2012	2011	2012
Instruction and educational support	$972	$891	$1,823	$1,562
Marketing	16	—	35	—
Admissions advisory	—	—	—	—
General and administration	2,447	2,549	4,470	4,268
Stock-based compensation expense included in operating expense	3,435	3,440	6,328	5,830
Tax benefit	1,357	1,359	2,500	2,302
Stock-based compensation expense, net of income tax	$2,078	$2,081	$3,828	$3,528

The following table summarizes information regarding all share-based payment arrangements for the six months ended June 30, 2011 and 2012 (in thousands):

	For the six months ended June 30,
	2011	2012
Proceeds from stock options exercised	$—	$—
Tax shortfall related to exercise of stock options and vesting of restricted stock	$(872)	$(393)
Intrinsic value of stock options exercised (1)	$—	$—

(1)
Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

7.          Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2011 and June 30, 2012 (in thousands):

	2011	2012
Deferred rent	$10,302	$11,081
Lease incentives	4,088	3,630
Deferred gain on sale of campus building	1,256	1,116
Fair value of interest rate swap (see Note 5)	1,010	918
Deferred payments (see Note 3)	5,000	4,952
	$21,656	$21,697

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

8.          Income Taxes

The Fair Value Measurements and Disclosures Topic, ASC 740, requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at June 30, 2012 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012, the amount of accrued interest related to uncertain tax positions was immaterial. The tax year 2011 is open for Federal tax examination, and the tax years 2008-2011 remain open to examination by the state and local taxing jurisdictions in which the Company is subject.

9.          Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action was filed in the United States District Court for the Middle District of

Florida. On March 20, 2012, the Court granted the Company’s motion to dismiss the complaint for failure to state a claim, and an appeal of that decision is pending in the Eleventh Circuit Court of Appeals.  A shareholder derivative action alleging similar facts was filed in the Circuit Court of Fairfax County, Virginia, which action was voluntarily dismissed by nonsuit on June 12, 2012.  The Company believes these lawsuits are without merit and will contest them vigorously. While the outcome of any legal proceeding cannot be predicted with certainty, the Company does not expect these matters will have a material effect on our financial condition or results of operations.

10.        Regulation

On June 13, 2011, the Department of Education published its final regulations defining the term “gainful employment.” Under the regulations, a particular program offered by an institution would become ineligible for Title IV funding if it could not pass at least one of three alternative measurements in three out of four consecutive years. The first year that a program could become ineligible is 2015. On June 21, 2012, the Department released illustrative data indicating that all Strayer programs comply with the regulations.  Although the regulations were scheduled to go into effect July 1, 2012, the U.S. District Court in Association of Private Sector Colleges and Universities v. Duncan, vacated most of the regulations on June 30, 2012.  The Department has until August 29, 2012 to file a notice of appeal of the decision.

11.        Subsequent Events

On July 17, 2012, the Company repaid $15.0 million under the revolving credit facility.

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

Results of Operations

In the second quarter of 2012, we generated $146.3 million in revenue, a decrease of 11% compared to the same period in 2011. Income from operations was $36.2 million for the second quarter of 2012, a decrease of 28% compared to the same period in 2011. Net income was $21.2 million in the second quarter of 2012, a decrease of 28%, compared to the same period in 2011. Diluted earnings per share was $1.85 for the second quarter of 2011 compared to $2.53 for the same period in 2011, a decrease of 27%.

Key enrollment trends by quarter were as follows:

Enrollment
% Change vs Prior Year

Although we do not know for sure why our enrollment trends over the last eighteen months and that of the proprietary higher education sector generally have been negative, we believe that sustained levels of high unemployment and the resulting lower confidence in job prospects are contributing factors. The 19% decline in our new students in 2011 has had and will continue to have an adverse impact on 2012 enrollment since there are fewer students from 2011 continuing their education in 2012.

We cannot predict future enrollments or whether new student enrollment will decline further, stabilize or increase in response to the economy or other factors. We can describe what we think our business model may look like financially under different enrollment scenarios. We implemented a 3% tuition increase in 2012 and announced our plan to open eight new campuses in 2012 subject to regulatory approval. Based on this investment plan, assuming we continue to increase our expenditures on faculty, marketing and admissions advisory services as we open new campuses and assuming 11,700,000 diluted weighted average shares outstanding and an effective tax rate of 39.5%, the Company announced in October 2011 that it expects its business model may perform as follows.

Assumed new student enrollment (vs. 2011)	-10%	0%	10%
Total student enrollment (vs. 2011)	-9%	-6%	-3%
Revenue (millions)	$570	$590	$610
Operating income margin	21% to 22%	23% to 24%	25% to 26%
Diluted earnings per share	$6.00 to $6.20	$6.90 to $7.10	$7.80 to $8.00

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Enrollment. Enrollment at Strayer University for the 2012 spring term, which began April 2, 2012 and ended June 18, 2012, decreased 9% to 50,896 students compared to 55,974 students for the same term in 2011. Across the Strayer University campus and online system, new student enrollments increased 12% and continuing student enrollments decreased 13%. Global online enrollments decreased 6%. Students taking 100% of their classes online (including campus based students) decreased 6%.

Revenues. Revenues decreased 11% to $146.3 million in the second quarter of 2012 from $163.8 million in the second quarter of 2011, principally due to lower enrollments.

Instruction and educational support expenses. Instruction and educational support expenses decreased slightly by $0.7 million, or 1%, to $75.7 million in the second quarter of 2012 from $76.4 million in the second quarter of 2011.  Instruction and educational support expenses as a percentage of revenues increased to 51.7% in the second quarter of 2012 from 46.6% in the second quarter of 2011, largely due to faculty and staff costs not decreasing with tuition revenue.

Marketing expenses. Marketing expenses decreased $1.1 million, or 7%, to $15.1 million in the second quarter of 2012 from $16.2 million in the second quarter of 2011. Marketing expenses as a percentage of revenues increased to 10.3% in the second quarter of 2012, from 9.9% in the second quarter of 2011, largely due to marketing expenses decreasing at a lower rate than tuition revenue.

Admissions advisory expenses. Admissions advisory expenses were $6.5 million for the second quarter of 2012, unchanged from 2011. Admissions advisory expenses as a percentage of revenues increased slightly to 4.4% in the second quarter of 2012 from 3.9% in the second quarter of 2011, largely due to admissions advisory expenses not decreasing with tuition revenue.

General and administration expenses. General and administration expenses decreased $1.7 million, or 11%, to $12.9 million in the second quarter of 2012 from $14.6 million in the second quarter of 2011. The decrease is primarily due to a reduction in professional services and other administrative expenses incurred in the second quarter of 2012 compared to the same period in 2011.  General and administration expenses as a percentage of revenues decreased slightly to 8.8% in the second quarter of 2012 from 8.9% in the second quarter of 2011.

Income from operations. Income from operations decreased $13.9 million, or 28%, to $36.2 million in the second quarter of 2012 from $50.1 million in the second quarter of 2011, due to the aforementioned factors.

Investment income. Investment income was $2,000 in the second quarter of 2012 compared to $26,000 in the second quarter of 2011.

Interest expense. Interest expense decreased slightly by $0.1 million, or 5%, to $1.1 million in the second quarter of 2012 compared to $1.2 million in the second quarter of 2011, due to lower average debt outstanding in the quarter.

Provision for income taxes. Income tax expense decreased $5.6 million, or 28%, to $13.8 million in the second quarter of 2012 from $19.4 million in the second quarter of 2011, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for the second quarter of 2012 and 2011.

Net income. Net income decreased $8.4 million, or 28%, to $21.2 million in the second quarter of 2011 from $29.6 million in the second quarter of 2011 because of the factors discussed above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Enrollment. Average enrollment decreased 11% to 50,664 students for the six months ended June 30, 2012 compared to 56,791 students for the same period in 2011.

Revenues. Revenues decreased 12% to $295.8 million in the six months ended June 30, 2012 from $335.7 million in the six months ended June 30, 2011, principally due to lower enrollments.

Instruction and educational support expenses. Instruction and educational support expenses decreased $1.9 million, or 1%, to $149.4 million in the six months ended June 30, 2012 from $151.3 million in the six months ended June 30, 2011.  These expenses as a percentage of revenues increased to 50.5% for the six months ended June 30, 2012 from 45.1% in the six months ended June 30, 2011, largely due to faculty and staff costs not decreasing with tuition revenue.

Marketing expenses. Marketing expenses decreased $1.8 million, or 5%, to $30.5 million in the six months ended June 30, 2012 from $32.3 million in the six months ended June 30, 2011. These expenses as a percentage of revenues increased to 10.3% for the six months ended June 30, 2012 from 9.6% in the six months ended June 30, 2011, largely due to marketing costs decreasing at a lower rate than tuition revenue.

Admissions advisory expenses. Admissions advisory expenses decreased $0.4 million, or 3%, to $13.2 million in the six months ended June 30, 2012 from $13.6 million in the six months ended June 30, 2011. Admissions advisory expenses as a percentage of revenues increased to 4.5% for the six months ended June 30, 2012 from 4.1% in the six months ended June 30, 2011, largely due to admissions advisory expenses decreasing at a lower rate than tuition revenue.

General and administration expenses. General and administration expenses decreased $3.5 million, or 12%, to $25.6 million in the six months ended June 30, 2012 from $29.1 million in the six months ended June 30, 2011. The decrease is primarily due to a reduction in professional services and other administrative expenses. General and administration expenses as a percentage of revenues decreased slightly to 8.6% in the second quarter of 2012 from 8.7% in the second quarter of 2011.

Income from operations. Income from operations decreased $32.4 million, or 30%, to $77.0 million in the six months ended June 30, 2012 from $109.4 million in the six months ended June 30, 2011 due to the aforementioned factors.

Investment income. Investment income decreased from $0.1 million to approximately $3,000 in the six months ended June 30, 2012. The decrease was principally due to lower investment yields on existing cash balances.

Interest expense. Interest expense increased $0.9 million to $2.3 million in the six months ended June 30, 2012 from $1.4 million in the six month ended June 30, 2011 due to an increase in borrowings from the term loan and revolving credit facility, which was executed in April 2011.

Provision for income taxes. Income tax expense decreased $13.2 million, or 31%, to $29.5 million in the six months ended June 30, 2012 from $42.7 million in the six months ended June 30, 2011, primarily due to the decrease in income before taxes discussed above. Our effective tax rate was 39.5% for the six months ended June 30, 2012 and 2011.

Net income. Net income decreased $20.2 million, or 31%, to $45.2 million in the six months ended June 30, 2012 from $65.4 million in the six months ended June 30, 2011 because of the factors discussed above.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of $48.7 million compared to $57.1 million at December 31, 2011 and $50.6 million at June 30, 2011. At June 30, 2012, most of our excess cash was invested in bank overnight deposits and money market funds.

On April 4, 2011, we entered into an amended and restated revolving credit and term loan agreement.  This credit facility, which is secured by our assets, provides for a $100 million revolving credit facility and a $100 million term loan facility with a maturity date of March 31, 2014. At June 30, 2012, we had $85.0 million outstanding under the term loan facility and $15 million outstanding under the revolving credit facility.  On July 17, 2012, we repaid $15.0 million under the revolving credit facility.

For the six months ended June 30, 2012, we reported $42.7 million of net cash provided by operating activities compared to $87.4 million for the same period in 2011. Capital expenditures were $9.9 million for the six months ended June 30, 2011 compared to $18.1 million for the same period in 2011. During the six months ended June 30, 2012, we paid regular, quarterly common stock dividends of $23.7 million ($1.00 per share for each quarterly dividend). The Company had $80.0 million of share repurchase authorization remaining at June 30. 2012.  No shares were repurchased during the second quarter of 2012.

In the second quarter of 2012, bad debt expense as a percentage of revenues was 4.4% compared to 4.1% for the same period in 2011. Days sales outstanding was 15 days at the end of the second quarter of 2012 compared to 12 days at the end of the second quarter of 2011.

Currently, we invest our cash in bank overnight deposits and money market funds. In addition, as of June 30, 2012, we had available $85 million under our $100 million revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months.

The table below sets forth our contractual commitments associated with operating leases and the revolving credit and term loan facilities as of June 30, 2012. Although they have historically been paid, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$243,641	$38,653	$76,362	$61,155	$67,471
Revolving credit facility	15,000	—	15,000	—	—
Term loan	85,000	30,000	55,000	—	—
Total	$343,641	$68,653	$146,362	$61,155	$67,471

New Campuses

The Company opened four new campuses for the 2012 summer term.  Two of the new campuses are located in Minneapolis, Minnesota, a new market for Strayer University.  The other two campuses are in Chicago, Illinois and represent the University’s third and fourth campuses in that market.  Subject to regulatory approval, the Company plans to open four new campuses during the remainder of the year for a total of eight new campuses in 2012.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the impact of interest rate changes and may be subject to changes in the market values of its future investments. The Company invests its excess cash in bank overnight deposits, money market funds and marketable securities. The Company has not used derivative financial instruments in its investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings by the Company under its revolving credit facility. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2012, a 1% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

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

ITEM  4:   CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of June 30, 2012, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. On October 15, 2010, a putative securities class action was filed in the United States District Court for the Middle District of Florida. On March 20, 2012, the Court granted our motion to dismiss the complaint for failure to state a claim, and an appeal of that decision is pending in the Eleventh Circuit Court of Appeals.  A shareholder derivative action alleging similar facts was filed in the Circuit Court of Fairfax County, Virginia, which action was voluntarily dismissed by nonsuit on June 12, 2012.  We believe these lawsuits are without merit and will contest them vigorously. While the outcome of any legal proceeding cannot be predicted with certainty, we do not expect these matters will have a material effect on its financial condition or results of operations.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2012, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $80 million at June 30, 2012 for use during the remainder of 2012. During the three months ended June 30, 2012, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

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
Date: July 31, 2012

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