Form 10-Q
period 2012-09-30
STRAYER EDUCATION INC
filed 2012-11-09
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 1, 2012, there were outstanding 11,873,156 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at December 31, 2011 and September 30, 2012	3

Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2012	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2012	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011 and 2012	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2012	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

CERTIFICATIONS

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2011	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$57,137	$45,609
Tuition receivable, net of allowances for doubtful accounts of $7,279 and $7,373 at December 31, 2011 and September 30, 2012, respectively	25,006	24,109
Income taxes receivable	394	7,964
Other current assets	12,131	14,255
Total current assets	94,668	91,937
Property and equipment, net	121,149	122,620
Deferred income taxes	3,326	5,615
Goodwill	6,800	6,800
Other assets	5,190	4,642
Total assets	$231,133	$231,614

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$34,039	$40,362
Unearned tuition	15,364	1,163
Other current liabilities	281	281
Current portion of term loan	27,500	30,000
Total current liabilities	77,184	71,806
Revolving credit facility	20,000	25,000
Term loan, less current portion	70,000	47,500
Other long-term liabilities	21,656	22,315
Total liabilities	188,840	166,621
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,792,456 and 11,873,156 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	118	119
Additional paid-in capital	295	9,234
Retained earnings	42,491	56,185
Accumulated other comprehensive income (loss)	(611)	(545)
Total stockholders’ equity	42,293	64,993
Total liabilities and stockholders’ equity	$231,133	$231,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012

Revenues	$135,865	$124,260	$471,610	$420,046
Costs and expenses:
Instruction and educational support	68,170	72,997	219,519	222,413
Marketing	23,351	23,171	55,634	53,693
Admissions advisory	6,533	6,487	20,174	19,733
General and administration	13,406	13,769	42,508	39,345
Income from operations	24,405	7,836	133,775	84,862
Investment income	5	1	149	4
Interest expense	1,209	1,055	2,559	3,373
Income before income taxes	23,201	6,782	131,365	81,493
Provision for income taxes	9,266	2,679	51,992	32,190
Net income	$13,935	$4,103	$79,373	$49,303

Earnings per share:
Basic	$1.20	$0.36	$6.61	$4.31
Diluted	$1.20	$0.36	$6.58	$4.29
Weighted average shares outstanding:
Basic	11,623	11,433	12,016	11,428
Diluted	11,647	11,487	12,055	11,482

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
Net income	$13,935	$4,103	$79,373	$49,303
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	(194)	13	(840)	66
Unrealized gain (loss) on investment, net of income tax	—	—	(40)	—
Comprehensive income	$13,741	$4,116	$78,493	$49,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2010	13,316,822	$133	$1,206	$174,625	$40	$176,004
Tax shortfall associated with stock-based compensation arrangements	—	—	(721)	—	—	(721)
Repurchase of common stock	(1,370,121)	(14)	(4,224)	(178,426)	—	(182,664)
Restricted stock grants, net of forfeitures	59,374	1	—	—	—	1
Stock-based compensation	—	—	9,798	—	—	9,798
Common stock dividends	—	—	—	(37,161)	—	(37,161)
Change in net unrealized gains and losses on marketable securities, net of income tax	—	—	—	—	(40)	(40)
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(840)	(840)
Net income	—	—	—	79,373	—	79,373
Balance at September 30, 2011	12,006,075	$120	$6,059	$38,411	$(840)	$43,750

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2011	11,792,456	$118	$295	$42,491	$(611)	$42,293
Tax shortfall associated with stock-based compensation arrangements	—	—	(418)	—	—	(418)
Restricted stock grants, net of forfeitures	80,700	1	(1)	—	—	—
Stock-based compensation	—	—	9,358	—	—	9,358
Common stock dividends	—	—	—	(35,609)	—	(35,609)
Change in fair value of derivative instrument, net of income tax	—	—	—	—	66	66
Net income	—	—	—	49,303	—	49,303
Balance at September 30, 2012	11,873,156	$119	$9,234	$56,185	$(545)	$64,993

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2011	2012

Cash flows from operating activities:
Net income	$79,373	$49,303
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(211)	(210)
Amortization of deferred rent	885	173
Gain on sale of marketable securities	(66)	—
Amortization of deferred financing costs	463	599
Depreciation and amortization	15,779	17,857
Deferred income taxes	941	(2,827)
Stock-based compensation	9,798	9,358
Changes in assets and liabilities:
Tuition receivable, net	811	897
Other current assets	(2,580)	(1,992)
Other assets	80	(134)
Accounts payable and accrued expenses	4,505	5,307
Income taxes payable and income taxes receivable	1,585	(7,630)
Unearned tuition	11,089	(14,201)
Other long-term liabilities	297	746
Net cash provided by operating activities	122,749	57,246

Cash flows from investing activities:
Purchases of property and equipment	(24,887)	(18,165)
Purchases of marketable securities	(2)	—
Proceeds from the sale of marketable securities	12,388	—
Net cash used in investing activities	(12,501)	(18,165)

Cash flows from financing activities:
Common dividends paid	(37,161)	(35,609)
Repurchase of common stock	(182,664)	—
Proceeds from revolving credit facility	100,000	53,000
Payments on revolving credit facility	(95,000)	(48,000)
Proceeds from term loan	100,000	—
Payments on term loan	—	(20,000)
Payment of deferred financing costs	(2,459)	—
Net cash used in financing activities	(117,284)	(50,609)
Net decrease in cash and cash equivalents	(7,036)	(11,528)
Cash and cash equivalents – beginning of period	64,107	57,137
Cash and cash equivalents – end of period	$57,071	$45,609

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$2,087	$2,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of September 30, 2011 and 2012 is unaudited

1.	Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 97 campuses in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Washington, D.C., and online. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.

2.	Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its only subsidiary, the University. All inter-company accounts and transactions have been eliminated in the consolidated financial statements.

All information as of December 31, 2011 and September 30, 2011 and 2012, and for the three and nine months ended September 30, 2011 and 2012 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 96% of the Company’s revenues during the nine months ended September 30, 2012 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is also recorded as unearned tuition. Revenues also include application fees, placement test fees, withdrawal and other administrative fees, textbook-related income and other income, which are recognized when earned.

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

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test.  Following its qualitative assessment, the Company determined it was not more likely than not that the fair value of its goodwill was less than the carrying amount and, accordingly, no impairment existed at September 30, 2012.

Accounting for Derivative Instruments and Hedging Activities

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

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the three months ended September 30, 2011 and 2012, and during the nine months ended September 30, 2012, the Company had no issued and outstanding stock options that were included in the calculation. During the nine months ended September 30, 2011, all issued and outstanding stock options were included in the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
Weighted average shares outstanding used to compute basic earnings per share	11,623	11,433	12,016	11,428
Incremental shares issuable upon the assumed exercise of stock options	—	—	11	—
Unvested restricted stock	24	54	28	54
Shares used to compute diluted earnings per share	11,647	11,487	12,055	11,482

3.	Acquisition

On December 27, 2011, the Company completed an acquisition (the “Acquisition”) of certain assets which support the operations of the Jack Welch Management Institute (“JWMI”), an online leadership education program that offers a differentiated executive MBA degree and executive certificates. Simultaneous with the Acquisition, the Company entered into a License and Participation Agreement with Mr. Welch. The Company paid $7.0 million in the acquisition. The Company received $2.8 million from Mr. Welch representing his economic interest in JWMI, and the Company will make deferred payments to the sellers valued at $2.2 million as of September 30, 2012. These amounts are included in other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets. The Company will make additional payments to Mr. Welch as he provides services to the Company on behalf of JWMI under the License and Participation Agreement.

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

On January 3, 2011, the Company entered into a $100.0 million revolving credit agreement. On April 4, 2011, the Company entered into an Amended and Restated Revolving Credit and Term Loan Agreement (the “Credit Facility”) providing for a $100.0 million revolving credit facility and a $100.0 million term loan facility. The revolving portion of the Credit Facility, which includes a letter of credit subfacility of $50.0 million, matures on March 31, 2014, and amends and subsumes (as part of the new facility) the Company’s previous $100.0 million revolving credit agreement. The term loan portion of the Credit Facility matures on March 31, 2014, and, commencing December 31, 2011, includes required quarterly amortization payments in the amount of $2.5 million on December 31, 2011, $5.0 million on March 31, 2012, and $7.5 million on June 30, 2012, and at the end of each quarter thereafter prior to the final maturity date. Borrowings under the Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 2.25% to 2.75%, depending on the Company’s leverage ratio. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving credit facility. The Credit Facility is secured by substantially all of the personal property assets of the Company and its subsidiary. The Credit Facility contains customary affirmative, negative and financial maintenance covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Credit Facility. The Company was in compliance with all the terms of the Credit Facility at September 30, 2012.

During the quarter ended September 30, 2012, the Company paid cash interest of $0.9 million.

As of September 30, 2012, the Company had outstanding $77.5 million under the term loan facility and $25.0 million under the revolving credit facility. On October 9, 2012, the Company borrowed an additional $10.0 million under the revolving credit facility.  On October 23, 2012, the Company repaid $35.0 million representing the entire outstanding amount of the revolving credit facility.

Debt and short-term borrowings consist of the following as of September 30, 2012 (in thousands):

Term loan	$77,500
Revolving credit facility	25,000
Total debt	102,500

Less: Current portion of long-term debt	30,000
Long-term debt	$72,500

Aggregate debt maturities as of September 30, 2012 are as follows:

2012	$7,500
2013	30,000
2014	40,000
$77,500

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

5.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,380	$1,380	$—	$—
Total assets at fair value on a recurring basis	$1,380	$1,380	$—	$—
Liabilities:
Other liabilities:
Interest rate swap	$896	$—	$896	$—
Deferred payments	2,153	—	—	2,153
Total liabilities at fair value on a recurring basis	$3,049	$—	$896	$2,153

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$7,606	$7,606	$—	$—
Total assets at fair value on a recurring basis	$7,606	$7,606	$—	$—

Liabilities:
Other liabilities:
Interest rate swap	$1,010	$—	$1,010	$—
Deferred payments	2,200	—	—	2,200
Total liabilities at fair value on a recurring basis	$3,210	$—	$1,010	$2,200

The Company measures the above items on a recurring basis at fair value as follows:

●
Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. The Company’s remaining cash and cash equivalents held at December 31, 2011 and September 30, 2012, approximate fair value and is not disclosed in the above tables because of the short-term nature of the financial instruments.

●
Interest rate swap — The Company has an interest rate swap with a notional amount of $77.5 million as of September 30, 2012, used to minimize the interest rate exposure on a portion of the Company’s variable rate debt. The interest rate swap is used to fix the variable interest rate on the associated debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

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

At September 30, 2012, the carrying value of the Company’s debt was $102.5 million. All of the Company’s debt is variable interest rate debt and the carrying amount approximates fair value.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the nine months ended September 30, 2011 or 2012. Assets measured at fair value on a non-recurring basis as of December 31, 2011 and September 30, 2012, include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets resulting from the Acquisition. The changes in the fair value of the Company’s Level 3 liability during the nine months ended September 30, 2012 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2011	$2,200
Amounts earned	(84)
Adjustments to fair value	37
Transfers in or out of Level 3	—
Balance at September 30, 2012	$2,153

6.	Stockholders’ Equity

Authorized stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 11,792,456 and 11,873,156 shares were issued and outstanding as of December 31, 2011 and September 30, 2012, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. The Company’s annual cash dividend is $4.00 per share, or $1.00 per share quarterly.

Stock-based compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2012, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience.

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

Restricted Stock

The table below sets forth the restricted stock activity for the nine months ended September 30, 2012:

	Number of shares	Weighted- average grant price
Balance, December 31, 2011	380,944	$194.26
Grants	82,741	$111.44
Vested shares	(26,189)	$195.58
Forfeitures	(2,041)	$132.23
Balance, September 30, 2012	435,455	$178.74

Stock Options

The table below sets forth the stock option activity for the nine months ended September 30, 2012, and other stock option information at September 30, 2012:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (yrs.)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2011	100,000	$107.28	1.1	—
Grants	—	—	—
Exercises	—	—	—
Forfeitures	—	—	—
Balance, September 30, 2012	100,000	$107.28	0.4	—
Exercisable, September 30, 2012	100,000	$107.28	0.4	—

(1)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had the options been exercised on the respective trading day. The amount of intrinsic value will change based on the fair market value of the Company’s common stock.

Valuation and Expense Information under Stock Compensation Topic ASC 718

At September 30, 2012, total stock-based compensation cost which has not yet been recognized was $41.6 million, all for unvested restricted stock.  This cost is expected to be recognized over the next 60 months on a weighted-average basis.  Awards of approximately 230,000 shares of restricted stock are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding future operating performance of the Company. If the performance targets are not reached during the vesting period, related compensation will be adjusted.

The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2011 and 2012 by expense line item (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2012	2011	2012
Instruction and educational support	$904	$976	$2,728	$2,538
Marketing	16	—	51	—
Admissions advisory	—	—	—	—
General and administration	2,550	2,551	7,019	6,820
Stock-based compensation expense included in operating expense	3,470	3,527	9,798	9,358
Tax benefit	1,371	1,393	3,870	3,696
Stock-based compensation expense, net of tax	$2,099	$2,134	$5,928	$5,662

The following table summarizes information regarding all share-based payment arrangements for the nine months ended September 30, 2011 and 2012 (in thousands):

	For the nine months ended September 30,
	2011	2012
Proceeds from stock options exercised	$—	$—
Excess tax shortfall related to share-based payment arrangements	$(721)	$(418)
Intrinsic value of stock options exercised (1)	$—	$—

(1)
Intrinsic value of stock options exercised is calculated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

7.	Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2011 and September 30, 2012 (in thousands):

	2011	2012
Deferred rent	$10,302	$11,384
Lease incentives	4,088	4,036
Deferred gain on sale of campus building	1,256	1,046
Fair value of interest rate swap (see Note 5)	1,010	896
Deferred payments (see Note 3)	5,000	4,953
	$21,656	$22,315

Deferred Rent

In accordance with the Operating Leases Subtopic ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a long-term liability.

Lease Incentives

In conjunction with the opening of new campuses, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with ASC 840-20, these improvements were capitalized as leasehold improvements and a long-term liability was established for the reimbursements. The leasehold improvements and the long-term liability are amortized on a straight-line basis over the corresponding lease terms, which range from five to 10 years.

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

The Fair Value Measurements and Disclosures Topic, ASC 740, requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at September 30, 2012 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012, the amount of accrued interest related to uncertain tax positions was immaterial. The tax year 2011 is open for Federal tax examination, and the tax years 2008-2011 remain open to examination by the state and local taxing jurisdictions in which the Company is subject.

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

On June 13, 2011, the Department of Education published its final regulations defining the term “gainful employment.” Under the regulations, a particular program offered by an institution would become ineligible for Title IV funding if it could not pass at least one of three alternative measurements in three out of four consecutive years. The first year that a program could become ineligible is 2015. On June 21, 2012, the Department released illustrative data indicating that all of the University’s programs comply with the regulations.  Although the regulations were scheduled to go into effect July 1, 2012, the U.S. District Court in Association of Private Sector Colleges and Universities v. Duncan, vacated most of the regulations on June 30, 2012.  The Department has filed a motion for the Court to reconsider its decision, which motion is pending.

11.	Subsequent Events

On October 9, 2012, the Company borrowed an additional $10.0 million under the revolving credit facility.  On October 23, 2012, the Company repaid $35.0 million representing the entire outstanding amount under the revolving credit facility.

On November 8, 2012, Strayer Education, Inc. (the “Company”) entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Amended Credit Facility”), providing for a $100.0 million revolving credit facility and $125.0 million term loan facility, with an option, subject to obtaining additional loan commitments and the satisfaction of certain conditions, to increase the commitments under the Credit Facility by up to $50.0 million in the future.  Each of the revolving portions of the Amended Credit Facility, which includes a letter of credit subfacility of $50.0 million, and the term loan portion of the Amended Credit Facility matures on December 31, 2016, and amends and refinances the Company’s existing Credit Facility.  The term loan portion of the Amended Credit Facility, commencing March 31, 2013, also includes required quarterly amortization payments in the amount of $781,250 in the case of each payment made during calendar years 2013 and 2014, 0.625% of the aggregate original principal amount of the term loan facility, and $1,562,500 in the case of each payment made during calendar years 2015 and 2016, 1.25% of the aggregate original principal amount of the term loan facility.

Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on the Company’s leverage ratio.  For the $125.0 million term loan facility, the Company entered into an additional interest rate swap arrangement that fixes its interest rate on the entire term loan facility at an effective rate of approximately 3.1%.  In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving portion of the Amended Credit Facility.  The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility.  In addition, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

•	a total leverage ratio of not greater than 2.00:1.00;

•	a coverage ratio of not less than 1.75:1.00; and

•	a Department of Education financial composite score of not less than 1.5.

The Amended Credit Facility is guaranteed by the domestic subsidiary of the Company and is secured by substantially all of the personal property and assets of the Company and the guarantor.

ITEM 2:          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, rulemaking by the Department of Education and increased focus by the U. S. Congress on for-profit education institutions, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as may be required by law.

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

Results of Operations

In the third quarter of 2012, we generated $124.3 million in revenue, a decrease of 9% compared to the same period in 2011. Income from operations was $7.8 million for the third quarter of 2012, a decrease of 68% compared to the same period in 2011. Net income was $4.1 million in the third quarter of 2012, a decrease of 71%, compared to the same period in 2011. Diluted earnings per share was $0.36 for the third quarter of 2012 compared to $1.20 for the same period in 2011, a decrease of 70%.

Key enrollment trends by quarter were as follows:

Enrollment
% Change vs. Prior Year

Although we do not know for sure why our enrollment trends over the last several quarters and that of the proprietary higher education sector generally have been negative, we believe that sustained levels of high unemployment and the resulting lower confidence in job prospects are contributing factors. The 19% decline in our new students in 2011 has had and will continue to have an adverse impact on 2012 enrollment since there are fewer students from 2011 continuing their education in 2012.

We cannot predict future enrollments or whether new student enrollment will decline further, stabilize or increase in response to the economy or other factors. We can describe what we think our business model may look like financially under different enrollment scenarios. We implemented a 3% tuition increase in 2012 and announced our plan to open eight new campuses in 2012 subject to regulatory approval. Based on this investment plan, assuming we continue to increase our expenditures on faculty, marketing and admissions advisory services as we open new campuses and assuming 11,700,000 diluted weighted average shares outstanding and an effective tax rate of 39.5%, the Company announced in October 2011 that it expects its business model may perform as follows:

Assumed new student enrollment (vs. 2011)	-10%	0%	10%
Total student enrollment (vs. 2011)	-9%	-6%	-3%
Revenue (millions)	$570	$590	$610
Operating income margin	21% to 22%	23% to 24%	25% to 26%
Diluted earnings per share	$6.00 to $6.20	$6.90 to $7.10	$7.80 to $8.00

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Enrollment. Enrollment at Strayer University for the 2012 summer term, which began July 2, 2012 and ended September 17, 2012, decreased 7% to 44,236 students compared to 47,790 students for the same term in 2011. Across the Strayer University campus and online system, new student enrollments increased 9% and continuing student enrollments decreased 11%. Global online enrollments increased 8%. Students taking 100% of their classes online (including campus based students) decreased 6%.

Revenues. Revenues decreased 9% to $124.3 million in the third quarter of 2012 from $135.9 million in the third quarter of 2011, principally due to lower enrollments.

Instruction and educational support expenses. Instruction and educational support expenses increased by $4.8 million, or 7%, to $73.0 million in the third quarter of 2012 from $68.2 million in the third quarter of 2011.  This increase was principally due to direct costs necessary to support students at new campuses, including faculty and related academic staff compensation ($3.4 million). Instruction and educational support expenses as a percentage of revenues increased to 58.7% in the third quarter of 2012 from 50.2% in the third quarter of 2011, largely due to increased faculty and staff costs associated with the addition of new campuses and lower tuition revenues.

Marketing expenses. Marketing expenses decreased slightly by $0.2 million, or 0.8%, to $23.2 million in the third quarter of 2012 from $23.4 million in the third quarter of 2011. Marketing expenses as a percentage of revenues increased to 18.6% in the third quarter of 2012, from 17.2% in the third quarter of 2011, largely due to marketing expenses decreasing at a lower rate than tuition revenue.

Admissions advisory expenses. Admissions advisory expenses were $6.5 million for the third quarter of 2012, unchanged from 2011. Admissions advisory expenses as a percentage of revenues increased slightly to 5.2% in the third quarter of 2012 from 4.8% in the third quarter of 2011, largely due to admissions advisory expenses decreasing at a lower rate than tuition revenue.

General and administration expenses. General and administration expenses increased $0.4 million, or 3%, to $13.8 million in the third quarter of 2012 from $13.4 million in the third quarter of 2011. The increase is primarily due to an increase in personnel costs incurred in the third quarter of 2012 compared to the same period in 2011.  General and administration expenses as a percentage of revenues increased to 11.1% in the third quarter of 2012 from 9.9% in the third quarter of 2011, largely due to higher staff costs and lower tuition revenues.

Income from operations. Income from operations decreased $16.6 million, or 68%, to $7.8 million in the third quarter of 2012 from $24.4 million in the third quarter of 2011, due to the aforementioned factors.

Investment income. Investment income was $1,000 in the third quarter of 2012 compared to $5,000 in the third quarter of 2011.

Interest expense. Interest expense decreased slightly by $0.1 million, or 13%, to $1.1 million in the third quarter of 2012 compared to $1.2 million in the third quarter of 2011, due to lower average debt outstanding in the quarter.

Provision for income taxes. Income tax expense decreased $6.6 million, or 71%, to $2.7 million in the third quarter of 2012 from $9.3 million in the third quarter of 2011, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for the third quarter of 2012 and 39.9% for the third quarter of 2011.

Net income. Net income decreased $9.8 million, or 71%, to $4.1 million in the third quarter of 2012 from $13.9 million in the third quarter of 2011 due to the factors discussed above.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Enrollment. Average enrollment decreased 10% to 48,521 students for the nine months ended September 30, 2012 compared to 53,791 students for the same period in 2011.

Revenues. Revenues decreased 11% to $420.0 million in the nine months ended September 30, 2012 from $471.6 million in the nine months ended September 30, 2011, principally due to lower enrollments.

Instruction and educational support expenses. Instruction and educational support expenses increased $2.9 million, or 1%, to $222.4 million in the nine months ended September 30, 2012 from $219.5 million in the nine months ended September 30, 2011.  These expenses as a percentage of revenues increased to 52.9% for the nine months ended September 30, 2012 from 46.5% in the nine months ended September 30, 2011, largely due to increased faculty and staff costs associated with the addition of new campuses and lower tuition revenues.

Marketing expenses. Marketing expenses decreased $1.9 million, or 3%, to $53.7 million in the nine months ended September 30, 2012 from $55.6 million in the nine months ended September 30, 2011. These expenses as a percentage of revenues increased to 12.8% for the nine months ended September 30, 2012 from 11.8% in the nine months ended September 30, 2011, largely due to marketing costs decreasing at a lower rate than tuition revenue.

Admissions advisory expenses. Admissions advisory expenses decreased slightly by $0.5 million, or 2%, to $19.7 million in the nine months ended September 30, 2012 from $20.2 million in the nine months ended September 30, 2011. Admissions advisory expenses as a percentage of revenues increased to 4.7% for the nine months ended September 30, 2012 from 4.3% in the nine months ended September 30, 2011, largely due to admissions advisory expenses decreasing at a lower rate than tuition revenue.

General and administration expenses. General and administration expenses decreased $3.2 million, or 7%, to $39.3 million in the nine months ended September 30, 2012 from $42.5 million in the nine months ended September 30, 2011. The decrease is primarily due to a reduction in professional services and other administrative expenses partly offset by an increase in personnel costs. General and administration expenses as a percentage of revenues increased to 9.4% in the second quarter of 2012 from 9.0% in the second quarter of 2011.

Income from operations. Income from operations decreased $48.9 million, or 36.6%, to $84.9 million in the nine months ended September 30, 2012 from $133.8 million in the nine months ended September 30, 2011 due to the aforementioned factors.

Investment income. Investment income decreased from $0.1 million to approximately $4,000 in the nine months ended September 30, 2012. The decrease was principally due to lower investment yields on existing cash balances.

Interest expense. Interest expense increased $0.8 million to $3.4 million in the nine months ended September 30, 2012 from $2.6 million in the nine months ended September 30, 2011 due to an increase in borrowings from the term loan and revolving credit facility, which was executed in April 2011.

Provision for income taxes. Income tax expense decreased $19.8 million, or 38%, to $32.2 million in the nine months ended September 30, 2012 from $52.0 million in the nine months ended September 30, 2011, primarily due to the decrease in income before taxes discussed above. Our effective tax rate was 39.5% for the nine months ended September 30, 2012 and 39.6% for the nine months ended September 30, 2011.

Net income. Net income decreased $30.1 million, or 38%, to $49.3 million in the nine months ended September 30, 2012 from $79.4 million in the nine months ended September 30, 2011 due to the factors discussed above.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $45.6 million compared to $57.1 million at December 31, 2011 and September 30, 2011. At September 30, 2012, most of our excess cash was invested in bank overnight deposits and money market funds.

On April 4, 2011, we entered into an amended and restated revolving credit and term loan agreement.  This credit facility, which is secured by our assets, provides for a $100.0 million revolving credit facility and a $100.0 million term loan facility with a maturity date of March 31, 2014. At September 30, 2012, we had $77.5 million outstanding under the term loan facility and $25.0 million outstanding under the revolving credit facility.  On October 9, 2012, we borrowed an additional $10.0 million under the revolving credit facility.  On October 23, 2012, we repaid $35.0 million representing the entire outstanding amount under the revolving credit facility. On November 8, 2012, we entered into an amended revolving credit and term loan agreement.  This amended credit agreement, which is secured by our assets, provides for a $100.0 million revolving credit facility and $125.0 million term loan facility, with an option to increase the commitments by up to $50.0 million in the future if certain conditions are met.  The amended credit facility matures December 31, 2016.  Proceeds from the term loan were used to pay off the $77.5 million outstanding at September 30, 2012.

For the nine months ended September 30, 2012, we reported $57.2 million of net cash provided by operating activities compared to $122.7 million for the same period in 2011. Capital expenditures were $18.2 million for the nine months ended September 30, 2012 compared to $24.9 million for the same period in 2011. During the nine months ended September 30, 2012, we paid regular, quarterly common stock dividends of $35.6 million ($1.00 per share for each quarterly dividend). We had $80.0 million of share repurchase authorization remaining at September 30. 2012.  No shares were repurchased during the nine months ended September 30, 2012.

In the third quarter of 2012, bad debt expense as a percentage of revenues was 4.2% compared to 3.8% for the same period in 2011. Days sales outstanding was 18 days at the end of the third quarter of 2012 compared to 14 days at the end of the third quarter of 2011.

Currently, we invest our cash in bank overnight deposits and money market funds. In addition, as of September 30, 2012, we had available $75 million under our $100 million revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months.

See Note 11, Subsequent Events, for a description of our new credit facility, entered into November 8, 2012.

The table below sets forth our contractual commitments associated with operating leases, and the revolving credit and term loan facilities as of September 30, 2012. Although they have historically been paid, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$251,613	$39,404	$78,476	$61,981	$71,752
Revolving credit facility	25,000	—	25,000	—	—
Term loan	77,500	30,000	47,500	—	—
Total	$354,113	$69,404	$150,976	$61,981	$71,752

New Campuses

The Company opened one new campus for the 2012 fall academic term.  The new campus is located in San Antonio, Texas and represents the University’s first campus in that market.  Subject to regulatory approval, the Company plans to open three new campuses during the remainder of the year for a total of eight new campuses in 2012.  These three planned new campuses will be located in Houston, Texas, the University’s third campus in that market, and in St. Louis and Kansas City, Missouri, both new markets for the University.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the impact of interest rate changes and may be subject to changes in the market values of its future investments. The Company invests its excess cash in bank overnight deposits, money market funds and marketable securities. The Company has not used derivative financial instruments in its investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings by the Company under its revolving credit facility. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2012, a 1% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest-earning marketable securities. The same applies to the Company’s new credit facility, described in Note 11, Subsequent Events.

Changing interest rates could also have a negative impact on the amount of interest expense the Company incurs. On April 4, 2011, the Company entered into a three-year Amended and Restated Revolving Credit and Term Loan Agreement providing for a $100 million revolving credit facility and a $100 million term loan facility. Borrowings under the $100 million revolving credit facility bear interest at LIBOR or a base rate plus a margin ranging from 2.25% to 2.75%, depending on the Company’s leverage ratio. Also on April 4, 2011, the Company entered into an interest rate swap arrangement for the $100 million term loan facility that fixes its interest rate on the term loan facility at approximately 3.6% for the duration of the term loan. Although an increase in LIBOR would not affect interest expense on the term loan, it would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, the Company would incur an incremental $1.0 million in interest expense per year assuming the entire $100 million revolving credit facility were utilized.

ITEM 4:	CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of September 30, 2012, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including its consolidated subsidiary) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. On October 15, 2010, a putative securities class action was filed in the United States District Court for the Middle District of Florida. On March 20, 2012, the Court granted our motion to dismiss the complaint for failure to state a claim, and an appeal of that decision is pending in the Eleventh Circuit Court of Appeals.  A shareholder derivative action alleging similar facts was filed in the Circuit Court of Fairfax County, Virginia, which action was voluntarily dismissed by nonsuit on June 12, 2012.  We believe these lawsuits are without merit and will contest them vigorously. While the outcome of any legal proceeding cannot be predicted with certainty, we do not expect these matters will have a material effect on our financial condition or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $80 million at September 30, 2012 for use during the remainder of 2012. During the three months ended September 30, 2012, we did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAYER EDUCATION, INC.

By: /s/ Mark C. Brown
Mark C. Brown
Executive Vice President and Chief Financial Officer
Date: November 9, 2012

Exhibit Index

Exhibit	Description
10.1
Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 8, 2012, among the Company, SunTrust Bank, as Administrative Agent, and the other lenders and agents party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 9, 2012).

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