Form 10-K
period 2012-12-31
STRAYER EDUCATION INC
filed 2013-02-19
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion.

The total number of shares of common stock outstanding as of February 1, 2013 was 11,357,324.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2012 fiscal year) are incorporated by reference into Part III of this Report.

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

•	changes in regulation of the U.S. education industry and eligibility of proprietary schools to participate in U.S. federal student financial aid programs;

•	risks related to the timing of regulatory approvals;

•	competitive factors;

•	our ability to continue to implement our online growth strategy;

•	risks associated with the opening of new campuses;

•	risks associated with the offering of new educational programs and adapting to other program changes;

•	risks associated with the acquisition of educational institutions;

•	risks associated with the ability of our students to finance their education in a timely manner; and

•	general economic and market conditions.

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

References to “we,” “our” and the “Company” refer to Strayer Education, Inc., together in each case with our consolidated subsidiary unless the context suggests otherwise.

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

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 100 physical campuses in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C., and online. Strayer University also offers an executive MBA online through its Jack Welch Management Institute. For the 2012 fall term, we had approximately 52,000 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education (“Department of Education”). As part of its program offering, the University also offers classes online, providing its working adult students more flexibility and convenience. Strayer University, with its online offerings, attracts students from around the country and throughout the world.

Over the last several years, we have grown primarily by expanding geographically with new campuses. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C., to 100 campuses in 24 states and Washington, D.C. We open new campuses in the promising areas of those states in which we currently operate physical campuses, as well as ones in contiguous states that exhibit strong demand for adult education in business and information technology programs. We have opened 86 of our campuses since the beginning of 2001. We have also developed a robust online education program. Since receiving regulatory approval to offer our degree programs online in 1997, our online programs have experienced significant growth. In the last five years, approximately 30% of our graduating students took 100% of their classes online.

Since 2001, when a new management team was hired and a new growth strategy adopted, we have made significant investments in new campuses where there is a strong demand for adult education and in information technology infrastructure to support growth in our online programs. As a result of these efforts, between 2000 and 2012 our revenues grew 18% on a compounded annual basis, from $78 million in 2000 to $562 million in 2012. Throughout this time, we continued to invest heavily in our various initiatives to serve working adult students. For more information relating to our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

Industry Background and Outlook

The market for post-secondary education is large and highly fragmented, and has experienced significant growth. The U.S. Bureau of Labor Statistics has reported that approximately 62 million working adults in the United States do not have more than a high school education and approximately 34 million people have some college experience but no college degree. Although demand has been reduced during the difficult economic times the past few years, we believe that over time the demand for post-secondary education will increase as a result of demographic, economic and social trends, including:

•	increasing demand by employers for professional and skilled workers;

•	approximately 9% growth in the number of high school graduates from 2.8 million in 1999-2000 to 3.1 million in 2011-2012, despite a decline over the past two years;

•	the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education; and

•	budgetary constraints at traditional colleges and universities.

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

According to the National Center for Education Statistics, in 2012 there were 2,968 four-year degree-granting institutions in the United States, including 682 public colleges and universities, 1,553 not-for-profit colleges and universities, and 733 for-profit institutions.

Growth in the market for post-secondary education has recently been negatively affected by the downturn in the economy as well as by the uncertainty associated with legislative and regulatory proposals. Controversy about the cost of higher education and the unemployment or under-employment of college graduates due to the difficult economic conditions may also have caused some prospective students to question the value proposition of higher education. According to the National Student Clearinghouse Research Center, college enrollments declined 1.8% in fall 2012. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”) and concerns about potential reductions in such funding also can reduce the level of growth.

Company Strengths

We have a 121-year operating history and a track record of providing practical and convenient education programs for working adults. We believe the following strengths position us to capitalize on the demand for post-secondary education among working adults:

•	Consistent operating history. We have been in continuous operation since 1892 and have demonstrated an ability to operate consistently and grow profitably.

•
Practical and diversified curricula.    We offer core curricula in stable, practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our working adult students and their employers by regularly refining and updating our existing educational programs. In December 2011, we acquired the Jack Welch Management Institute, an online leadership education program that enables us to offer a differentiated executive MBA degree and executive certificates to students and employees of leading corporations. In addition, we are able to offer programs that are successful in a given region at other locations in our campus network. Strayer University currently offers approximately 90 different degree, diploma and certificate programs, including emphases and concentrations, to its students.

•
Focus on working adults pursuing degree programs.    We focus on serving working adults who are pursuing undergraduate and graduate degrees in order to advance their careers and employment opportunities. We believe this is an attractive market within the post-secondary education sector due to the number of adult students enrolling in post-secondary education programs and the highly motivated nature of adult students. We consider adult students to be our primary customers, with the various business and government organizations that provide tuition assistance to their employees as our secondary customers. In addition, we believe that the structure of our curriculum, featuring associate, bachelor’s and graduate-level degree programs, encourages students to continue their education and results in extended periods of student enrollment which positively impacts the visibility and predictability of our future revenues. Approximately 99% of our students were enrolled in degree programs for the 2012 fall term.

•
Flexible program offerings.    We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year. Our online programs enable students to pursue a degree partially or entirely via the Internet, thereby increasing the convenience, accessibility and flexibility of our educational programs. Approximately 60% of our students enrolled for the 2012 fall term were taking all of their courses online. We believe that these flexible offerings distinguish us from many traditional universities that currently do not effectively address the unique requirements of working adults.

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

•
Established brand name and alumni support.    With a 121-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional referral opportunities for students.

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

Company Strategy

Our goal is to be a leading, nationwide provider of post-secondary education programs that prepare working adults for advancement in their careers and professional lives primarily in the areas of business, accounting and information technology. We have identified the following factors as key to executing our growth strategy:

•
Maintain stable enrollment in our mature markets.    We have a total of 100 campuses in various stages of growth. Our experience has generally been that we enroll an incremental 100-150 students at a campus each year until it reaches an enrollment level of approximately 1,000 students. Once a campus has reached this state of maturity, we hope to maintain stable campus enrollment while increasing revenues with market-based tuition increases.

•
Open new campuses.     Our goal is to serve demand for post-secondary education nationwide by opening new campuses in states in which we currently operate physical campuses, and in contiguous states that exhibit strong demand for adult education in business and information technology programs. Since our initial public offering in 1996, we have grown from eight campuses in one state and Washington, D.C. to 100 campuses in 24 states and Washington, D.C. We have opened 86 new campuses since the beginning of 2001. These campuses are set forth in the table below:

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
Lexington, KY
Orlando, FL (Maitland Campus)
Orlando, FL (Orlando East Campus)
Atlanta, GA (Douglasville Campus)

2007	Cherry Hill, NJ
Willingboro, NJ
Knoxville, TN

2008	Charlotte, NC (Huntersville Campus)
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
Dayton, OH
Milwaukee, WI
Dallas, TX (Cedar Hill Campus)
Indianapolis, IN
Dallas, TX (North Dallas Campus)
Chicago, IL (Downers Grove Campus)
Chicago, IL (Schaumberg Campus)

2012	Minneapolis, MN
Bloomington, MN
Chicago, IL (Aurora Campus)
Chicago, IL (Chicago Campus)
San Antonio, TX
Houston, TX (Stafford Campus)
St. Louis, MO
Kansas City, MO

Although we do not currently have plans to open new campuses in 2013, we continue to apply to operate in other states generally adjacent to our current footprint and expect to pursue approvals and open campuses in new states as part of our multi-year expansion plan, with the ultimate goal of becoming a nationwide university.

•
Expand Online.    Our online classes are available to students throughout the U.S. and on a global basis. We believe that the added flexibility of both traditional and online courses allows us to better serve our working adult students. Due to the convenience and flexibility of online courses, particularly in the asynchronous format, this medium has rapidly grown in acceptance and is expected to continue to grow. In the last five years, approximately 30% of our graduating students took 100% of their classes online.

•
Develop corporate/institutional alliances.    We continue to pursue opportunities in the large corporate/institutional market. Our convenient evening, weekend and online courses provide an attractive solution for the education and training needs of employers and their employees. We currently have employer agreements or billing arrangements of various types with many corporations in a range of industries such as aerospace, defense, commercial banking, food services, specialty retail, telecommunications, as well as various government agencies. We are actively working with prospective corporations and institutions to increase the number of such arrangements and to further develop existing relationships. These relationships, once established, provide an ongoing source of new and continuing students.

•
Partner with community colleges.    Strayer currently has approximately 200 community college articulation agreements, including nine statewide compacts, covering over 1,000 colleges and campuses nationally. These agreements allow for credits and degrees earned at partner institutions to be transferable toward a related Strayer University degree. In addition, we have entered into innovative space-sharing arrangements with some community college partners to permit their use of our facilities, free of charge, during daytime hours when their demand is high and our need is low. We encourage first-time students to explore options at community colleges before considering returning to Strayer for their university degrees. Approximately 25% of our total enrollment each term comes from two-year college alliances. These partnerships allow us to leverage our available resources to best serve the needs of our students and our communities.

•
Optimize the use of stockholders’ capital.    We compare all uses of our capital (including but not limited to organic growth investments, dividends, share repurchases and acquisitions) in terms of return on our owners’ capital and enhancing shareholder value. In 2012, we repurchased approximately 485,000 shares of our common stock and paid an annual dividend of $4.00 per share. In November 2012, we announced that we do not intend to pay a regular quarterly dividend in 2013. We had $95 million remaining under our share repurchase authorization at December 31, 2012. We periodically evaluate opportunities to acquire other providers of post-secondary education. Currently, we have no commitments with regard to potential acquisitions.

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

Strayer University offers programs in the following areas:

Graduate Programs		Undergraduate Programs
•	Master of Business Administration (M.B.A.) Degree	•	Bachelor of Science (B.S.) Degree
•	Jack Welch Executive Master of Business Administration (M.B.A.) Degree (1)		Accounting
•	Master of Education (M.Ed.) Degree		Information Systems
•	Master of Health Services Administration (M.H.S.A.) Degree		Information Technology
•	Master of Public Administration (M.P.A.) Degree		Economics
•	Master of Science (M.S.) Degree		Criminal Justice
	Information Systems	•	Bachelor of Business Administration (B.B.A.) Degree
	Accounting	•	Associate in Arts (A.A.) Degree
	Human Resource Management		Accounting
	Management		Acquisition and Contract Management
•	Executive Graduate Certificate Program		Business Administration
	Business Administration		Information Systems
Information Technology
Economics
Marketing
Criminal Justice
		•	Diploma Program
Acquisition and Contract Management
		•	Undergraduate Certificate Program
Business Administration

(1)	In December 2011, Strayer University acquired the Jack Welch Management Institute, an online leadership education program that offers a differentiated executive MBA degree and executive certificates.

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

Strayer University structures its curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree. For example, a student originally pursuing an associate degree in information systems can extend his or her original educational objective by taking additional courses leading to a bachelor’s degree in information systems, and ultimately a master’s degree in information systems. This curriculum design provides students a level of competency and a measure of attainment in the event they interrupt their education or choose to work in their field of concentration prior to obtaining their final degree.

Online

In August 1997, the University began offering classes online. Students may take classes online using either a synchronous (“real time”) or asynchronous (“on demand”) format. The asynchronous format was first introduced by the University in the summer 2001 quarter and has grown significantly due to increasing demand. Currently, almost all students taking classes online choose the asynchronous format. Students may take all of their courses online or may take online courses in combination with traditional, classroom-based courses. A student taking classes online has the same admission and financial aid requirements, is subject to the same policies and procedures and receives the same student services and support as campus-based Strayer University students. Tuition for online courses is the same as for campus courses.

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

Organization of Strayer University

Overall academic and business decisions of the University, including review and approval of the annual financial budget, are directed by its Board of Trustees. The Board of Trustees consists of Dr. Charlotte F. Beason, Chairwoman of the Board of Trustees, and currently eight other members. The University By-Laws prescribe that a majority of members be independent from the University and Strayer Education, Inc. to assure independent oversight of all academic programs and services. The current Board of Trustees members are listed below:

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

Dr. Jonathan Gueverra*
Dr. Gueverra was elected to the Board of Trustees in 2012.  He now serves as the President and Chief Executive Officer of Florida Keys Community College.  Prior to this appointment, he was the founding Chief Executive Officer of the Community College of the District of Columbia, the first community college in Washington, DC.  With over 20 years of higher education experience, Dr. Gueverra has served in a variety of administrative and faculty positions in two-year and four-year colleges and universities along the nation’s east coast.  He is a member of the board of the American Association for Community Colleges and chairs the Commission on Academic Student and Community Development. Dr. Gueverra holds a bachelor’s degree from Providence College, and a master’s degree in business administration and a doctorate in education both from the University of Massachusetts.

Mr. Karl McDonnell
Mr. McDonnell was elected to the Board of Trustees in 2007. Mr. McDonnell joined Strayer Education, Inc. in July 2006 as President and Chief Operating Officer. (See Item 10 below for additional biographical information.)

Mr. Todd A. Milano
Mr. Milano has served as a member of the Board of Trustees since 1992 and has more than 30 years of experience in post-secondary education. He is President Emeritus and Ambassador for Central Penn College, where he has devoted his entire professional career, having served as President and Chief Executive Officer from 1989 to 2012. (See Item 10 below for additional biographical information.)

Dr. Michael Plater
Dr. Michael Plater was elected to the Board of Trustees in 2012 as an ex officio member. He has served as Strayer University President since 2011. Dr. Plater joined Strayer in 2010 as the Provost and Chief Academic Officer. Prior to joining Strayer, Dr. Plater had a distinguished career with various other academic institutions. (See Item 10 below for additional biographical information.)

Dr. William C. Reha, MD*
Dr. Reha has served as a member of the Board of Trustees since 2007. He is a Board Certified Urologic Surgeon in Woodbridge, Virginia. He also serves as Speaker of The House for the Medical Society of Virginia and President of the Virginia Urological Society.  Dr. Reha is active in Strayer University alumni affairs and is the 2005 Outstanding Alumni Award winner. Dr. Reha has served as president of the Prince William County Medical Society and the Potomac Hospital Medical Staff and is a Fellow of the Claude Moore Physician Leadership Institute. He holds a bachelor’s degree in biochemistry from Binghamton University, an M.D. from New York Medical College, and a master’s in business administration from Strayer University.  He completed his residency in Surgery/Urology at Georgetown University.

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

Within the academic, strategic and financial parameters set by the Board of Trustees, the University is managed on a daily basis by the University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers, including the Provost and Chief Academic Officer. The majority of the University’s operations are centralized within the President’s Office or the University’s senior administrative staff offices, such as faculty development, curriculum development, institutional research and assessment, library administration, student records, student affairs, accounting and auditing, human resources, operations, marketing, public relations, facilities, information technology, and regulatory compliance, including oversight of the University’s participation in federal student financial aid programs.

Within this centralized structure is a division of responsibilities into two broad categories: academics and administrative operations. For the academic functions, the President is supported by the Provost, the Senior Vice Provost of Student Affairs, and five Senior Vice Provosts for Academics, who are responsible for academic operations on a regional and local level. Also reporting to the President are the Senior Vice Provost of Academic Talent Acquisition and Development and the Director of College Relations. The Provost is supported by the Senior Vice Provost of Faculty Affairs, the Vice President of Academic Technology and Curriculum, the Vice President of Academic Operations, the Deans of each School as well as by the University Registrar and the Dean of Institutional Research, Assessment and Evaluation.

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

University Senior Management

Dr. Michael A. Plater is University President. His biographical information is set forth in Item 10 below. At the campus level, the academic functions are overseen by a Campus Dean and day-to-day business operations are managed by a Campus Director. Each campus is staffed with personnel performing instructional, academic advising, financial aid, student services, admissions and career development functions. A Learning Resource Center at each campus supports the University’s instructional programs. Each Learning Resource Center contains a library and computer laboratories and is operated by a full-time manager and support staff who assist students in the use of research resources.

Strayer Education, Inc. Executive Officers

For a description of Strayer Education, Inc.’s senior management, see the biographical information set forth in Item 10 below.

Outreach

To identify potential students, we engage in a broad range of activities to inform working adults and their employers about the programs offered at Strayer University. These activities include direct mail, online marketing, marketing to our existing students and graduates, print and broadcast advertising, student referrals, and corporate and government outreach activities. Direct response methods (direct mail and online advertising) are used to generate inquiries from potential students. Strayer University maintains booths and information tables at appropriate conferences and expos, as well as at transfer days at community colleges. We also depend on the recommendation of our alumni network to maintain and enhance Strayer University’s reputation and promote its quality education. Our business-to-business outreach efforts include personal telephone calls, distribution of information through corporate intranets and human resource departments, and on-site information meetings. We record inquiries in our database and track them through to application and registration. Additionally, we provide information about new programs and new locations to students and alumni to encourage them to return for further education.

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2012 fall quarter, approximately 66% were age 31 or older and approximately 86% were engaged in part-time study (fewer than three courses each quarter). In the 2012 fall quarter, our students registered for an average of eight course credits (about two classes per student).

Strayer University has a very diverse student population. At the beginning of the 2012 fall quarter, approximately 75% of students reporting ethnicity were minorities and approximately 64% of students were women. Approximately 1% of the University’s students were international, and approximately 1% were active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of educational opportunities.

The following is a breakdown of our students by program level as of the 2012 fall term:

Program	Number of students	Percentage of total students
Bachelor’s	27,902	54%
Master’s	16,297	32%
Associate	6,783	13%
Total Degree	50,982	99%
Diploma	47	*
Undergraduate Certificate	50	*
Graduate Certificate	238	*
Undeclared	410	*
Total Non-Degree	745	1%
Total Students	51,727	100%

*	Represents less than 1%.

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

Tuition and Fees

Strayer University charges tuition by the course. Tuition rates may vary in states with specific regulations governing tuition costs. Each course is 4.5 credit hours. As of January 1, 2013, undergraduate full-time students are charged $1,700 per course. Undergraduate part-time students are charged $1,775 per course. Students in graduate programs are charged at the rate of $2,325 per course, except for Jack Welch Management Institute students who pay $2,580 per course. Accordingly, a full-time student seeking to obtain a bachelor’s degree in four years currently would pay approximately $17,000 per year in tuition. Strayer University implemented a tuition price increase of approximately 3% per course effective January 1, 2013, which is reflected in the above tuition rates. Under a variety of different programs, Strayer University offers scholarships and tuition discounts to students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements.

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

Employees

As of December 31, 2012, we had 2,019 full-time employees including 419 full-time faculty members. Full-time faculty members teach on average 4-5 courses per quarter. The remainder of the classes are taught by adjunct faculty who normally teach 1-2 courses per quarter. Although we had approximately 2,200 adjunct faculty, not all of them teach every quarter. In the 2012 fall quarter, approximately 30% of our courses were taught by full-time faculty. We also employed 1,733 non-faculty staff in information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions. Of our non-faculty staff, 1,600 were employed full-time and 133 were employed part-time. Because we are not a research university, all faculty are expected to spend their time teaching and advising students.

Intellectual Property

In the ordinary course of business, we develop many kinds of intellectual property that are or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. Such intellectual property includes, but is not limited to, our courseware materials for classes taught online or other distance-learning means and business know-how and internal processes and procedures developed to respond to the requirements of its operations and various education regulatory agencies. We also claim rights to the mark “STRAYER” for educational services and have obtained federal registration of the mark.

Competition

The higher education industry is highly competitive, but with no single participant possessing a significant market share. We compete for students with traditional public and private two-year and four-year degree-granting accredited colleges and universities, other proprietary degree-granting accredited schools and also alternatives to higher education. In addition, we face competition from various nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase.

We believe the key factors affecting our competitive position include the quality of the programs offered, the quality of other services provided to students, our reputation among students and in the marketplace in general, the cost and perceived value of our offerings, the employment rate and terms of employment for our graduates, the ease of access to our offerings, the quality and reputation of our faculty and other employees, the time commitment required to complete our program and obtain a degree, the quality and size of our alumni and our relationship with other learning institutions.

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

In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Department of Education. The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (NACIQI) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. NACIQI in December 2012 renewed its recognition of Middle States, which will submit a follow up staff report within a year.

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

In 2006, Strayer University completed a comprehensive self-study report, which was submitted to Middle States in support of Strayer University’s request for early reaffirmation of accreditation prior to Middle States’ next scheduled accreditation review in 2011. Our objective is to provide a high quality post-secondary education to working adult students, and participation in academic peer review processes is an important way to help us meet that objective. Middle States reviewed Strayer University’s report and on June 28, 2007, reaffirmed Strayer University’s accreditation for 10 years through 2017. In accordance with Middle States’ accreditation standards, every accredited institution must file a periodic review report at the mid-point between its decennial evaluations. Strayer University filed its periodic review report on May 15, 2012, demonstrating that the institution continues to meet Middle States’ standards. At its regular meeting on November 15, 2012, Middle States accepted the Periodic Review Report and reaffirmed Strayer University’s accreditation.  Strayer University’s next progress report is due to Middle States by October 1, 2013, and the next evaluation visit is scheduled for 2016-2017.  All of Strayer University’s new campus locations and other substantive changes require prior Middle States approval.

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

State Education Licensure

Licensure of Physical Campuses

Strayer University is required by the federal Higher Education Act and certain state laws to be legally authorized to provide educational programs in the states in which the University is physically located. We are authorized to offer our programs by the applicable educational regulatory agencies in all states where our physical campuses and online delivery facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees, diplomas or certificates to students in those states. We are subject to extensive regulation in each jurisdiction in which our campuses are located, including: Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Minnesota, Missouri, Mississippi, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Washington, D.C. We will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses.

On October 29, 2010, the Department of Education adopted new regulations, effective July 1, 2011, regarding state authorization that set new requirements for state authorization for purposes of Title IV eligibility.  Every state above in which Strayer is authorized has processes in place that comply with these new requirements.

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

On October 29, 2010, the Department of Education adopted new regulations, effective July 1, 2011, regarding state authorization of online programs. The revised rules specified that an institution offering distance post-secondary education must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. On May 6, 2011, the Department of Education issued a Dear Colleague Letter interpreting this new regulation, stating that it “will not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken by an institution before July 1, 2014, so long as the institution is making good faith efforts to identify and obtain necessary State authorizations before that date.” On July 12, 2011, the U.S. District Court for the District of Columbia vacated the regulation relating to state authorization for distance education, holding that the Department of Education did not provide proper notice of the proposed changes as required by the Administrative Procedure Act. On September 8, 2011, the Department of Education filed an appeal of the U.S. District Court’s ruling with the U.S. Court of Appeals for the District of Columbia Circuit.  On June 5, 2012, the Court of Appeals upheld the lower court’s ruling vacating the state authorization of online programs requirement. On July 27, 2012, the Department of Education issued a Dear Colleague Letter cautioning education institutions to remain in compliance with all applicable state laws and regulations related to distance education. The Department of Education has not announced its next steps, but it may engage in the future in a negotiated rulemaking to address distance education and state authorization.

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

Financing Student Education

Students finance their Strayer University education in a variety of ways, and historically about three quarters of our students participated in one or more Title IV programs. Many financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. With these programs, financial aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of federal student financial aid must maintain a satisfactory grade point average and progress in a timely manner toward completion of a program of study.

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

DOD promulgated regulations, published December 7, 2012 and effective January 7, 2013, that require all institutions participating in DOD military tuition assistance programs to sign a Memorandum of Understanding, or MOU, by March 1, 2013. Strayer University participates in DOD military tuition assistance programs under a Memorandum of Understanding with the DOD and various branches of the armed services. Thereunder, the University agrees to comply with DOD rules and procedures regarding the receipt of tuition assistance on behalf of active duty military personnel (and qualifying family members) in attendance at the University.

Title IV Programs

Strayer University maintains eligibility for its students to participate in the following Title IV programs:

•
Federal Grants.     Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors.  In April 2011, year-round Pell Grant awards beginning with the 2011-2012 award year were permanently eliminated.  In addition, effective July 1, 2012, eligibility for Pell Grants was reduced from 18 semesters to 12 semesters.

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

Program Participation Agreement

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. Strayer University’s provisional Program Participation Agreement with the Department of Education allows it to participate in Title IV programs until September 30, 2014.

Provisional Certification

In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education seek to revoke eligibility during the provisional period, the institution will have an opportunity to show cause why such revocation is not warranted and the Department’s decision to accept or reject such cause will constitute final agency action. Strayer University is operating under a provisional Program Participation Agreement through September 30, 2014, and must obtain Department of Education approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree program.

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

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity) and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. Strayer University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2012, and based on its composite score and other relevant factors, Strayer believes that Strayer University meets the Department of Education’s financial responsibility standards.

Student Loan Defaults

Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of Direct Loan or FFEL Program loans by its students exceed certain levels. The Department of Education uses a specific methodology to determine default rates and imposes varying sanctions based upon the results of that calculation. As discussed below, the current cohort default rate calculation and threshold for regulatory sanctions will change effective 2014 as a result of the reauthorization of the Higher Education Act through the Higher Education Opportunity Act (“HEOA”), which was effective August 18, 2008.

The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or FFEL Program loan during that year. The cohort default rate is the percentage of those borrowers who default by the end of the following federal fiscal year, resulting in a two-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates two years in arrears; for example, in the fall of 2012, the Department issued cohort default rates for federal fiscal year 2010.

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

The regulations also address cohort default rates for institutions that have undergone a change in status, such as acquisition or merger of institutions and acquisition of another institution’s branches or locations. Strayer University’s cohort default rates for the 2008, 2009, and 2010 federal fiscal years, the three most recent years for which this information is available, were 6.7%, 10.0%, and 8.6%, respectively. The average cohort default rates for proprietary institutions nationally were 11.6%, 15.0%, and 12.9% for federal fiscal years 2008, 2009, and 2010, respectively.

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

Effective July 1, 2010, the Department of Education issues two cohort default rates – a two-year cohort default rate and a three-year cohort default rate – for fiscal years 2009 through 2011. The Department of Education will rely on the two-year cohort default rate and related thresholds to determine institutional eligibility until 2014, when the Department of Education issues official three-year cohort default rates for the fiscal year 2011 cohort.

The Department of Education issued the first official three-year cohort default rate, for fiscal year 2009, in September 2012.   Strayer’s official fiscal year 2009 three-year cohort default rate was 13.9%.   The average official three-year cohort default rate for proprietary institutions nationally was 22.7% for fiscal year 2009.  Strayer University’s unofficial three-year cohort default rates for fiscal years 2007 and 2008, which were released for informational purposes only, were 13.0% and 12.7%, respectively.  The average unofficial informational three-year cohort default rates for proprietary institutions nationally were 21.2% and 25.0% for federal fiscal years 2007 and 2008, respectively.

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

Using the HEOA formula, Strayer University derived approximately 78% and 76% of its cash-basis revenues from Title IV program funds in 2010 and 2011, respectively. Our computation for 2012 has not yet been finalized and audited.

The key components of non-Title IV revenue for Strayer University are individual student payments, employer tuition reimbursement payments, veterans benefits, vocational rehabilitation funds, private loans, state grants, and scholarships. Certain members of Congress have proposed to revise the 90/10 Rule to count DOD tuition assistance and veterans education benefits along with Title IV revenue toward the 90% limit and to reduce the limit to 85% of total revenue.

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

Gainful Employment

On June 13, 2011, the Department of Education published final regulations on the metrics to determine whether an academic program prepares a student for gainful employment. Pursuant to the final regulations, which were set to become effective on July 1, 2012, an academic program is considered to lead to gainful employment if it meets at least one of the following three metrics:

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

A particular program offered by an institution would have become ineligible for Title IV funding if it could not pass one of the three above metrics in three out of four consecutive years, beginning with fiscal year 2012. After one failure, the institution would be required to disclose to students the amount by which the particular program missed the metric and what the institution plans to do to improve performance. After two failures consecutively or within a three-year period, the institution would have to inform each current and prospective student that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exists. After three failures consecutively or within four years, a program would lose eligibility for Title IV funds and could not re-establish eligibility for at least three years. As adopted, the first year that a program could have lost eligibility under the regulation would have been 2015, with eligibility losses in that year limited to the lowest 5% of all programs across institutions. The regulations provide means by which an institution may challenge the Department of Education’s calculation of any of the three debt metrics.

On June 30, 2012, the U.S. District Court for the District of Columbia, considering a challenge to the regulations brought by the Association of Private Sector Colleges and Universities, vacated the debt measures as well as the rules requiring institutions to report to the Department of Education information about students who complete gainful employment programs.  On July 30, 2012, the Department of Education filed a motion to alter or amend the Court’s June 30 judgment, urging the court to reinstate the reporting requirements.  The court requested additional briefing on the issue, and a decision on the motion to alter or amend the judgment remains pending.

If the debt measures or reporting requirements were to be reinstituted on appeal or by a future Department of Education rulemaking that passes judicial scrutiny, the gainful employment regulations will substantially increase our administrative burdens and could affect our student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, if the rule is reinstated, the continuing eligibility of our academic programs could be affected by factors beyond management’s control such as changes in our graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric could adversely affect student enrollments in that program and could adversely affect the reputation of our institution.

Return of Federal Funds

Under the Higher Education Act’s return-of-funds provision, an institution must return Title IV funds to a Title IV program in a timely manner if a student received funds from that program but did not earn them due to the student’s withdrawal from the institution. In order to determine if funds should be returned, the institution must first determine the amount of Title IV program funds that the student earned. If the student attends the institution, but withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. Strayer University uses the student’s last day of attendance as the withdrawal date for purposes of return to Title IV. Effective July 1, 2011, institutions that use the last day of attendance are required to measure the last day of attendance based on official attendance records, and “attendance” for online classes must include participation in an academically related activity. Strayer University’s current systems allow for measurement on this basis. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date that the institution determines that a student withdrew.

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

The Higher Education Act requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional locations that are exempt from the two-year rule. These additional locations generally may qualify immediately for participation in the Title IV programs, unless the location was acquired from another institution that has ceased offering educational programs at that location and has Title IV liabilities that it is not repaying in accordance with an agreement to do so, and the acquiring institution does not agree, among other matters, to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution’s accrediting agency. Strayer University’s expansion plans assume its continued ability to establish new campuses as additional locations of Strayer University under such applicable regulations and thereby to avoid incurring the two-year delay in participation in Title IV programs. The loss of state authorization or accreditation of Strayer University or an existing campus, or the failure of Strayer University or a new campus to obtain state authorization or accreditation, would render Strayer University ineligible to participate in Title IV programs at least in that state or at that location. Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. Under its provisional Program Participation Agreement with the Department of Education, Strayer University must obtain Department of Education approval for the addition of any new location. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions.

Effective July 1, 2011, Department of Education regulations required a proprietary institution to notify the Department of Education of new programs if the program had a Classification of Instructional Programs (“CIP”) code under the taxonomy of instructional program classifications and descriptions developed by the National Center for Education Statistics (“NCES”) that was different from any other program offered by the institution, the program had the same CIP code as another program offered by the institution but lead to a different degree or certificate, or the institution’s accrediting agency had determined the program to be an additional program.  Notification was required at least 90 days before the first day of class, and the institution could then proceed to offer the program, unless the Department of Education advised the institution that the additional educational program had to be approved. On June 30, 2012, the U.S. District Court for the District of Columbia, in addition to striking down the Gainful Employment debt measures and reporting requirements, also vacated the program approval rules. Pending a final ruling in this case, the Department of Education has advised schools to follow the rules on additional programs that immediately preceded the gainful employment rules.  The version once again in effect provides that approval of new programs is not required if the additional program prepares students for gainful employment in the same or related occupation as an educational program that has previously been designated as eligible and is at least eight semester hours, twelve quarter hours, or 600 clock hours.

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

In an August 2010, letter to members of the Senate Health, Education, Labor and Pensions (HELP) Committee, the Secretary of Education announced plans to increase the number of program reviews by 50%, from 200 conducted in 2010 to 300 in 2011. The Department of Education is conducting a program review of Strayer University’s administration of Title IV programs. If the program review finds that we failed to comply with Title IV and its implementing regulations, the Department of Education could impose sanctions or conditions that could have a material adverse effect on our operations and financial condition. On March 25, 2011, the Department of Education issued a preliminary program review report indicating its position that Strayer University’s Associate in Arts in General Studies program was not an eligible program under Title IV of the Higher Education Act. The Company has communicated its disagreement with this finding, has enrolled affected students in other programs, and is working with the Department of Education to resolve the matter.  Strayer University continues to communicate with the Department of Education, and has provided requested data, but has not received a Final Program Review Determination Letter.  On December 22, 2011, the Department of Education notified Strayer University that its Program Participation Agreement was approved on a provisional basis because “the institution did not disburse Title IV funds timely to students in each payment period.”

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

If Strayer University lost its eligibility to participate in Title IV programs, or if Congress reduced the amount of available federal student financial aid, the University would seek to arrange or provide alternative sources of revenue or financial aid for students. Although the University believes that one or more private organizations would be willing to provide financial assistance to students attending Strayer University, there is no assurance that this would be the case, and the interest rate and other terms of such student financial aid are unlikely to be as favorable as those for Title IV program funds. Strayer University might be required to guarantee all or part of such alternative assistance in a manner that complies with rules governing schools’ relationships with lenders or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of eligibility of Strayer University to participate in Title IV programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on Strayer University even if it could arrange or provide alternative sources of revenue or student financial aid.

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

On June 13, 2011, the Department of Education published final regulations on the metrics to determine whether an academic program prepares a student for gainful employment. Pursuant to the final regulation, which was to become effective on July 1, 2012, an academic program is considered to lead to gainful employment if it meets one of the three metrics.  As discussed more fully above, on June 30, 2012, the U.S. District Court for the District of Columbia invalidated these debt measures as well as the accompanying reporting and additional program approval requirements. Pending a final ruling in this case, the Department of Education has advised schools to follow the rules on additional programs that immediately preceded the gainful employment rules.

Congress

Congress historically has reauthorized the Higher Education Act (“HEA”), which is the law governing Title IV programs, approximately every five to six years, but undertook the most recent reauthorization through multiple pieces of legislation. On July 31, 2008, Congress reauthorized the HEA through September 30, 2013, by passing the HEOA, which then President Bush signed into law on August 14, 2008. HEOA provisions became effective upon enactment, unless otherwise specified in the law. HEOA includes numerous new and revised requirements for higher education institutions. In October 2009, the Department of Education published final regulations to implement HEOA changes to Title IV of the Higher Education Act. Those regulations were effective July 1, 2010.

In addition to HEOA, three other laws to amend and reauthorize aspects of the Higher Education Act have been enacted over the last few years. In February 2006, then President Bush signed the Deficit Reduction Act of 2005, which included the Higher Education Reconciliation Act of 2005, or HERA. Among other measures, HERA reauthorized the Higher Education Act with respect to the federal guaranteed student loan programs. In September 2007, then President Bush signed the College Cost Reduction and Access Act, which increased benefits to students under the Title IV programs and reduced payments to and raised costs for lenders that participate in the federal student loan programs. In May 2008, then President Bush signed the Ensuring Continued Access to Student Loans Act of 2008, or ECASLA, which was designed to facilitate student loan availability and to increase student access to federal financial aid in light of then-current market conditions. Congress extended ECASLA for an additional year, to June 30, 2010. In March 2010, Congress passed the Student Aid and Fiscal Responsibility Act of 2009, which eliminated the FFEL Program and required all institutions participating in Title IV programs to convert exclusively to the Direct Loan Program by July 1, 2010.

The Consumer Financial Protection Bureau submitted two reports to Congress in 2012 with specific recommendations for restructuring the student borrowing experience, including requiring institutions to certify that a student is not eligible for any further federal funds before a private loan may be issued to such student. On January 23, 2013, Senator Durbin introduced the Know Before You Owe Private Student Loan Act of 2013, which would require institutions to certify to a private loan lender a student’s cost of attendance and estimated federal financial assistance before a loan may be issued to such student. The Act would also require institutions to counsel students about their loan options, including discussion of differences between federal loans and private loans. Private loan lenders would be required to provide students with quarterly account updates on the balance and interest accrued. On January 23, 2013, Senator Durbin also introduced the Fairness for Struggling Students Act of 2013, which would allow private student loans to be dischargeable in bankruptcy. We do not know what steps Congress may take in response to these actions and whether such actions (if any) will have an adverse effect on our business or results of operations.

Appropriations

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

Appropriations for certain Title IV programs could be affected by sequestration, a process of automatic spending reductions. The Budget Control Act of 2011 and the Statutory Pay-As-You-Go Act of 2010 each provide for the possibility of sequestration as a budgetary enforcement tool. On January 2, 2013, Congress enacted the American Taxpayer Relief Act of 2012, which delayed potential sequestration under the Budget Control Act of 2011 until March 1, 2013. If sequestration is triggered by either the Budget Control Act of 2011 or the Statutory Pay-As-You-Go Act of 2010, funding for Title IV programs would be affected. Pell Grants would be exempt from cuts through FY2013, but could be subject to sequestration in FY2014 and beyond. Most other federal student aid programs would be subject to across-the-board cuts to discretionary programs at a rate of approximately 8.2%. Origination fees for Stafford loans and PLUS loans would increase approximately 7.6%, to approximately 1.076% and 4.304% of the total loan, respectively. Cuts to the Department of Education’s Federal Student Aid Administration budget could lead to delays in student eligibility determinations and delays in processing and origination of federal student loans.

Senate Health, Education, Labor and Pensions (HELP) Committee

In 2010, the U.S. Congress increased its focus on proprietary education institutions, including regarding participation in Title IV programs and DOD oversight of tuition assistance for military service members. Since June 2010 the HELP Committee has held hearings to examine the proprietary education sector. Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veterans and military education benefits by students enrolled at proprietary institutions. Strayer University has cooperated with these inquiries. A number of legislators have variously requested the Government Accountability Office (GAO) to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. The GAO released four reports on for-profit post-secondary education: first, a report in August 2010 (subsequently revised in November 2010) that concluded, based on a three-month undercover investigation, that employees at a non-random sample of 15 proprietary institutions (not Strayer University) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, and financial aid; second, a report in October 2010 critical of the Department of Education’s efforts to enforce the ban on incentive payments; third, a report in October 2011 critical of the student experience and instructor performance at some for-profit online institutions; and fourth, a report in December 2011 comparing various student outcomes across proprietary, non-profit, and public institutions.

On July 30, 2012, the Senate HELP Committee released its final report on the for-profit sector of higher education entitled “For Profit Higher Education:  The Failure to Safeguard the Federal Investment and Ensure Student Success.”  While acknowledging that for-profit institutions have a role to play in higher education, the report criticized the proprietary institution industry on many fronts, and recommended several measures for reform which could change the participation of proprietary institutions in Title IV funding, including the following:

•	Tie access to federal financial aid to minimum student outcome thresholds.

•	Prohibit institutions from funding marketing, advertising and recruiting activities with federal financial aid dollars.

•	Expand the reporting period for cohort default rates beyond 3 years.

•	Require that for-profits receive 15% of revenues from non-federal sources.

•	Extend the ban on incentive compensation to include all employees of institutions of higher education, and clarify that this ban extends to numeric threshold or quota-based termination policies.

The report was not adopted by the full Committee, and the minority Members released their own report criticizing the majority’s investigation in many aspects, including that it did not include a review of all institutions of higher education.

On September 21, 2012, a group of senators wrote a letter to the Federal Trade Commission urging it to evaluate the marketing practices utilized by many proprietary institutions through the use of third-party lead generators.  In addition, legislation was introduced in the Senate in April 2012, which remains pending in Committee, which would prevent institutions from using Title IV funds for marketing activities.

This increased congressional activity is expected to continue and may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions.

U.S. Department of Education

Title IV regulations applicable to Strayer University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards. In October 2009, the Department of Education published final regulations to implement the HEOA’s numerous new and revised requirements for higher education institutions. These regulations were effective July 1, 2010. On October 29, 2010, the Department of Education published final regulations regarding program integrity at higher education institutions (Program Integrity Regulations), most of which became effective July 1, 2011. On May 5, 2011, the Department of Education initiated a new negotiated rulemaking process on teacher preparation programs and federal student loans. The negotiations ended in April of 2012.  The Department of Education has yet to issue a Notice of Proposed Rulemaking for public comment on these issues, which it must do prior to promulgating a final regulation.

In May of 2012, the Department of Education announced its intent to establish a negotiated rulemaking committee to prepare proposed regulations designed to prevent fraud and otherwise ensure proper use of Title IV, HEA program funds, especially in the context of current technologies.  In particular, the Department of Education intends to propose regulations to address the use of debit cards and other banking mechanisms for disbursing Federal Student Aid funds, and to improve and streamline the campus-based Federal Student Aid programs.  Public hearings were held in May 2012, and negotiations are anticipated to begin in the near future.

State Licensure

Under the Program Integrity Regulations regarding state licensure, a proprietary institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the Program Integrity Regulations. These requirements became effective July 1, 2011, and institutions were permitted to request a one-year extension of the effective date to July 1, 2012, and if necessary, an additional one-year extension to July 1, 2013. To receive an extension, an institution must obtain from the state an explanation of how a one-year extension will permit the state to modify its procedures to comply with the new requirements.

The revised rules specify that an institution is legally authorized in a state for Title IV purposes if it is established or licensed as an educational institution by name. If an institution offers post-secondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. On June 5, 2012, the Court of Appeals upheld a lower court’s ruling vacating the state authorization of online programs requirement. On July 27, 2012, the Department of Education issued a Dear Colleague Letter cautioning education institutions to remain in compliance with all applicable state laws and regulations related to distance education. The Department of Education has not announced its next steps, but it may engage in the future in a negotiated rulemaking to address distance education and state authorization.

The final rule also amended the general provisions regarding student consumer information. Under this revision, the institution must make available for review to any enrolled or prospective student upon request, a copy of the documents describing the institution’s accreditation and its state, federal, or tribal approval or licensing. The institution must also provide its students or prospective students with contact information for filing complaints with its accreditor and with its state approval or licensing entity and any other relevant state official or agency that would appropriately handle a student’s complaint.

We are authorized to offer our programs by the applicable educational regulatory agencies in all states where our physical campuses and online delivery facilities are located, and these states have the applicable processes in place as required by the regulations.

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

Misrepresentation

Under the Higher Education Act, the Department of Education may fine, suspend or terminate the participation in Title IV programs by an institution that engages in substantial misrepresentation of the nature of its educational program, its financial charges, or the employability of its graduates. The Program Integrity Regulations set forth the types of activities that constitute misrepresentation and describe the adverse actions that the Department of Education may take if it finds that an institution or a third party that provides educational programs, marketing, advertising, recruiting or admissions services to the institution engaged in substantial misrepresentation. The new rule specifies the types of statements that can subject the institution to liability for misrepresentation, the nature and form of misleading statements, and provides that an institution may not describe the eligible institution’s participation in Title IV programs in a manner that suggests approval or endorsement by the U.S. Department of Education of the quality of its educational programs.   On June 5, 2012, the U.S. Court of Appeals for the District of Columbia Circuit held that the Department of Education’s expansion of the definition of misrepresentation to include “any statement that has the likelihood or tendency to deceive or confuse” was unsupported by law, and thus vacated that portion of the regulation.

Gainful Employment Reporting and Disclosure

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Program Integrity Regulations established new annual reporting requirements that are applicable to these programs, and the first reports were due to the Department of Education on October 1, 2011, for the 2006-2007, 2007-2008 and 2009-2010 federal financial aid award years. For each such program, Strayer University reported specific information regarding the program, the students enrolled in the program, and students who completed the program, including the amount the student received from private educational loans and institutional financing plans. In addition, the Program Integrity Regulations require institutions with gainful employment programs to disclose to prospective students certain information relating to those programs, including the occupations that the program prepares students to enter; the on-time graduation rate; tuition, fees, and costs; job placement rates, if applicable; and median loan debt of students who completed the program. Strayer University makes such disclosures on its website and in promotional materials.   The June 30, 2012, U.S. District Court for the District of Columbia decision related to Gainful Employment vacated the reporting requirements, but the disclosure requirements remain in effect.  A motion to reconsider the Court’s invalidation of the reporting requirements remains pending. The Department of Education required institutions to make disclosures by July 1, 2011, and to update such disclosures for the 2011-2012 award year by January 31, 2013. We made our first disclosures in 2011, and completed a timely update of the disclosures for the 2011-2012 year.

New Programs

The Program Integrity Regulations established requirements intended to remain in place until the Department of Education implements performance-based standards for approving additional programs using gainful employment measures. These regulations required an institution to notify the Department of Education of new programs (defined in the regulations) that are subject to gainful employment requirements. Notification was to be made at least 90 days before the first day of class. The institution could proceed to offer the program, unless the Department of Education advised the institution that the additional educational program must be approved. This new program approval process was vacated by the U.S. District Court for the District of Columbia in its June 30, 2012 decision invalidating the gainful employment regulation. Pending a final ruling in this case, the Department of Education has advised schools to follow the rules on additional programs that immediately preceded the gainful employment rules.

Administration of Financial Aid

Several of the Program Integrity Regulations relate to the administration of financial aid, including the areas of the definition of online attendance, definition of credit hours, measuring satisfactory academic progress, return of federal funds when a student withdraws, verification and disbursement.

College Affordability and Transparency Lists

The Department of Education publishes on its website lists of the top 5% of institutions, in each of nine categories, with (1) the highest tuition and fees for the most recent academic year, (2) the highest “net price” for the most recent academic year, (3) the largest percentage increase in tuition and fees for the most recent three academic years, and (4) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to the Department of Education explaining the increases and the steps that it intends to take to reduce costs. The Department of Education will report annually to Congress on these institutions and will publish their reports on its web site. The Department of Education also posts lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under HEOA, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted.

Executive Order on Military and Veterans Benefits Programs

In April 2012, President Obama issued an Executive Order directing the Departments of Defense and Veterans Affairs, along with other Executive Branch agencies, to implement actions to establish “Principles of Excellence” to apply to educational institutions receiving funding from Federal military and veterans educational benefits programs, including benefits programs provided by the Post-9/11 GI Bill and the Tuition Assistance program.  The Principles relate broadly to information regarding tuition and fees, academic quality, marketing, and state authorization requirements.

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

If we are found to be in noncompliance with these laws, regulations, standards or policies, we could lose our access to Title IV program funds, which would have a material adverse effect on our business. Findings of noncompliance also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

Regulatory changes by the Department of Education may have a material adverse effect on our business.

The Department of Education issued on October 28, 2010, final rules that address program integrity issues for post-secondary education institutions participating in Title IV programs, most of which took effect on July 1, 2011. On June 13, 2011, the Department of Education published final regulations on the metrics to determine whether an academic program prepares a student for gainful employment. Pursuant to the final regulation, which was set to become effective on July 1, 2012, an academic program is considered to lead to gainful employment if it meets one of the three metrics, as discussed more fully above. As adopted, the first year that a program could become ineligible is 2015, and a program will not lose eligibility unless it fails all three metrics in three of four years. However, failure of a program in any given year would lead to heightened disclosure requirements. Although the regulations related to debt metrics were vacated by the U.S. District Court for the District of Columbia, if they were to be reinstated on appeal or otherwise properly promulgated by the Department of Education in the future, compliance with the rules could affect how we conduct our business, and insufficient time or lack of sufficient guidance for compliance could have a material adverse effect on our business. Uncertainty surrounding the rules, interpretive regulations or guidance by the Department of Education may continue for some period of time and may adversely affect our business.

Congressional examination of for-profit post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.

In 2010, the U.S. Congress increased its focus on for-profit education institutions, including regarding participation in Title IV programs and DOD oversight of tuition assistance for military service members attending for-profit colleges. Since June 2010 the Senate HELP Committee has held hearings to examine the proprietary education sector and the final report of the majority Members of the Committee was critical of the industry as a whole.  Further, the report recommended various reforms which would affect proprietary institutions’ participation in Title IV programs. Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veterans and military education benefits by students enrolled at proprietary institutions. Strayer University has cooperated with these inquiries. A number of legislators have variously requested the GAO to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. GAO released four reports on for-profit post-secondary education: first, a report in August 2010 (subsequently revised in November 2010) that concluded, based on a three-month undercover investigation, that employees at a non-random sample of 15 proprietary institutions (not Strayer University) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, and financial aid; second, a report in October 2010 critical of the Department of Education’s efforts to enforce the ban on incentive payments; third, a report in October 2011 critical of the student experience and instructor performance at some for-profit online institutions; and fourth, a report in December 2011 comparing various student outcomes across proprietary, non-profit, and public institutions.

On July 30, 2012, the Senate HELP Committee released a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” While acknowledging that for-profit institutions have a role to play in higher education, the report criticized the proprietary institution industry on many fronts, and recommended several measures for reform which could change the participation of proprietary institutions in Title IV funding, including the following:

•	Tie access to federal financial aid to minimum student outcome thresholds.

•	Prohibit institutions from funding marketing, advertising and recruiting activities with federal financial aid dollars.

•	Expand the reporting period for cohort default rates beyond three years.

•	Require that for-profits receive 15% of revenues from non-federal sources.

•	Extend the ban on incentive compensation to include all employees of institutions of higher education, and clarify that this ban extends to numeric threshold or quota-based termination policies.

The report was not adopted by the full Committee, and the minority Members released their own report criticizing the majority’s investigation in many aspects, including that it did not include a review of all institutions of higher education.

On September 21, 2012, a group of senators wrote a letter to the Federal Trade Commission urging it to evaluate the marketing practices utilized by many proprietary institutions through the use of third-party lead generators. In addition, legislation was introduced in the Senate in April 2012, which remains pending in Committee, which would prevent institutions from using Title IV funds for marketing activities.

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

Congress historically has reauthorized the Higher Education Act, which is the law governing Title IV programs, approximately every five to six years, with the next authorization expected in 2013. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the Higher Education Act in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our school and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.

We are subject to compliance reviews, which, if they resulted in a material finding of non-compliance could affect our ability to participate in Title IV programs.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and related lawsuits by government agencies, accrediting agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced plans to increase the number of program reviews by 50% to 300 in 2011, and the Department of Education is conducting such a program review of Strayer University’s administration of Title IV programs. On March 25, 2011, the Department of Education issued a preliminary program review report indicating its position that Strayer University’s Associate in Arts in General Studies (“AAGS”) program was not an eligible program under Title IV. The Company has communicated its disagreement with this finding, has enrolled affected students in other programs, and is working with the Department of Education to resolve the matter.  Strayer continues to communicate with the Department of Education, and has provided requested data, but has not received a Final Program Review Determination Letter.  If such a final determination finds that we failed to comply with Title IV and its implementing regulations, the Department of Education could impose sanctions or conditions that could have a material adverse effect on our operations and financial condition. On December 22, 2011, the Department of Education notified Strayer University that its Program Participation Agreement was approved on a provisional basis because “the institution did not disburse Title IV funds timely to students in each payment period.”

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the Department of Education, we would lose our ability to participate in Title IV programs.

The loss of Strayer University’s accreditation by Middle States or Middle States’ loss of recognition by the Department of Education would render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other consequences.

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

Effective July 1, 2011, Department of Education regulations provide that a proprietary institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the new rules. However, if a state in which Strayer has a physical campus fails to comply in the future with the provisions of the new rule or fails to provide the University with legal authorization, it could limit Strayer University’s ability to operate in that state and have a material adverse effect on our operations.

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

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On January 20, 2012, Strayer University executed a provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until September 30, 2014. Under the provisional agreement, Strayer University must obtain Department of Education approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree program.

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

Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year, default by the end of the second (rather than next) federal fiscal year that follows that fiscal year. The current method of calculating rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of official cohort default rates calculated under the new formula are available. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates. If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s two-year cohort default rates for the 2008, 2009, and 2010 federal fiscal years, the three most recent years for which this information is available, were 6.7%, 10.0%, and 8.6%, respectively. The average two-year cohort default rates for proprietary institutions nationally were 11.6%, 15.0%, and 12.9% for federal fiscal years 2008, 2009, and 2010, respectively.

Our school could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of our revenues derived from those programs were too high.

A proprietary institution may lose its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenues, on a cash basis, from these programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years. Using the formula specified in the Higher Education Opportunity Act, we derived approximately 76% of our cash-basis revenues from these programs in 2011. Certain members of Congress have proposed to revise the 90/10 Rule to count DOD tuition assistance and veterans education benefits, along with Title IV revenue, toward the 90% limit and to reduce the limit to 85% of total revenue. If we were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business.

Our failure to comply with the Department of Education’s new gainful employment regulations could result in heightened disclosure requirements and loss of Title IV eligibility.

To be eligible for Title IV funding, academic programs offered by proprietary institutions of higher education must prepare students for gainful employment in a recognized occupation. As adopted, the gainful employment regulations were to take effect on July 1, 2012, and provided that an academic program is considered to comply with this requirement if it satisfies at least one of three metrics:

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

A program would become ineligible for Title IV funding if it failed one of these three metrics in three out of four consecutive years, beginning with fiscal year 2012. After one failure, the institution must disclose to students the amount by which the particular program missed the metric and what the institution plans to do to improve performance. After two failures consecutively or within a three-year period, the institution must inform each current and prospective student that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exists. After three failures consecutively or within four years, a program would lose eligibility for Title IV funds and could not re-establish eligibility for at least three years. The first year that a program could lose eligibility under the regulation as adopted was 2015, with eligibility losses in that year limited to the lowest 5% of all programs across institutions. The regulations as adopted provide a means by which an institution may challenge the Department of Education’s calculation of any of the three debt metrics prior to loss of Title IV eligibility.

As discussed more fully above, these metrics as well as the reporting requirements were invalidated by the U.S. District Court for the District of Columbia on June 30, 2012.  However, if the rules were to be reinstituted on appeal or in a future Department of Education rulemaking that passes judicial scrutiny, the continuing eligibility of our academic programs will be affected by factors beyond management’s control such as changes in our graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if we were able to correct in a timely manner any deficiency in the gainful employment metrics, the disclosure requirements associated with a program’s failure to meet a metric in any year may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

The University must still comply with the gainful employment disclosure requirements, which were upheld by the District Court.  Failure to comply with those requirements could result in sanctions or other liability, which could have a material adverse effect on our business.

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

The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s Program Integrity Regulations, which took effect July 1, 2011, interpret this provision to prohibit any statement on those topics, made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that has the likelihood or tendency to confuse. Although the U.S. Court of Appeals for the District Columbia held on June 5, 2012, that the term “substantial misrepresentation” could not include true, nondeceitful statements that are merely confusing, the new misrepresentation rules are expansive.  In the event of substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education or other third parties interpret statements made by us or on our behalf to be in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

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

The Higher Education Opportunity Act contains new requirements pertinent to relationships between lenders and institutions. In 2009 the Department of Education promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. In addition, new procedures introduced and recommendations made by the Consumer Financial Protection Bureau create uncertainty about whether Congress will impose new burdens on private student lenders. These developments as well as legislative and regulatory changes such as those relating to gainful employment and repayment rates creating uncertainty in the industry and general credit market conditions may cause some lenders to decide not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could reduce demand for and/or availability of private education loans, decrease Strayer University’s non-Title IV revenue and thereby increase Strayer University’s 90/10 ratio and have a material adverse effect on our business.

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

Sequestration could reduce demand by reducing the availability of Title IV funds and increasing processing time.

Congressional actions that reduce Title IV program funding (whether through across-the-board funding reductions, sequestration or otherwise) or materially affect the eligibility of Strayer University or its students to participate in Title IV programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. If either the Budget Control Act of 2011 or the Statutory Pay-As-You-Go Act of 2010 triggers sequestration, funding for Title IV programs would be affected. Most federal student aid programs would be subject to across-the-board cuts at a rate of approximately 8.2%, other than Pell Grants, which would be exempt from cuts through FY2013. In addition, origination fees for Stafford loans and PLUS loans would increase. A reduction in the maximum annual Pell Grant amount or changes in eligibility could increase student borrowing and make it more difficult for us to comply with other regulatory requirements, such as the cohort default rate regulations. In addition, the Department of Education’s Federal Student Aid administration budget would be reduced by sequestration, which could delay student eligibility determinations and processing of federal student loans. These events could make it more difficult for students to obtain funding for a Strayer University education, either in a timely manner or at all.

Our business could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.

We collected the majority of our fiscal year 2012 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program (FDLP). Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the FDLP, either because of administrative challenges on our part or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations and cash flows could be adversely and materially affected.

Risks Related to Our Business

Our growth rate is uncertain, and we may not be able to assess our future enrollments effectively.

Our growth depends on a number of factors, including many of the regulatory risks discussed above. In 2011 we revised our business model to acknowledge lower growth or reductions in enrollments. Our enrollment in 2013 could be lower than our historical performance and will be affected by legislative uncertainty, regulatory activity, and market conditions. Increased unemployment and the resulting lower confidence in job prospects may be factors contributing to lower enrollments. Until legislative, regulatory, and market uncertainty are resolved, it may be difficult to assess whether and to what extent there is an impact on our long term growth prospects. We plan to continue to invest in new campuses and to pursue our strategic goals. However, there can be no assurance as to what our growth rate will be or as to the steps we may need to take if regulatory and legislative matters are not clarified or if market conditions do not stabilize.

Our strategy of opening new campuses and adding new services is dependent on our forecast of the demand for adult-focused post-secondary education and on regulatory approvals.

Establishing new locations and adding new services require us to expend significant resources, including making human capital and financial capital investments, incurring marketing expenses and reallocating other resources. Since significant growth in enrollment in new campuses is required for them to become profitable, our willingness to add new campuses depends on our ability to predict growth in enrollment. The recent activity by the Department of Education and the U.S. Congress has introduced uncertainties into our business model and has slowed our pace of opening of new campuses, and we do not currently have plans to open new campuses in 2013. To open a new location, we are required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. We cannot assure investors that we will continue to open new campus locations or add new services in the future.

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

The continued development of awareness of the academic programs we offer among working adult students is critical to the continued acceptance and growth of our programs. If we are unable to continue to develop awareness of the programs we offer, this could limit our enrollments and negatively impact our business. The following are some of the factors that could prevent us from successfully marketing our programs:

●	the emergence of more successful competitors;

●	customer dissatisfaction with our services and programs;

●	performance problems with our online systems; and

●	our failure to maintain or expand our brand or other factors related to our marketing.

Congressional and other governmental activities could damage the reputation of Strayer University and limit our ability to attract and retain students.

Since 2010, the U.S. Congress has increased its focus on proprietary educational institutions, including administration of Title IV programs, military assistance programs, and other federal programs. The Department of Education has indicated to Congress that it intends to increase its regulation of and attention to proprietary educational institutions. And the Government Accountability Office has released several reports of investigations into proprietary educational institutions. These and other governmental activities, including new regulations on program integrity and gainful employment, even if resulting in no adverse findings or actions against Strayer, singly or cumulatively could affect public perception of investor-funded higher education, damage the reputation of Strayer University, and limit our ability to attract and retain students.

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

We may not be able to complete or integrate any future acquisitions successfully.

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

We lease our campus and administrative facilities except for five campus facilities which we own. Our campuses are located in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri,  New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C., and our corporate headquarters is located in Virginia. Our leases generally range from five to 10 years with one to two renewal options for extended terms. As of December 31, 2012, we leased 98 campus and administrative facilities consisting of approximately 1.8 million square feet. The facilities that we own consist of approximately 110,000 square feet.

We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. We do not anticipate any significant addition of campus or administrative space in 2013.

Item 3.	Legal Proceedings

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action styled Kinnett v. Strayer Education, Inc., et al., was filed in the United States District Court for the Middle District of Florida. On March 20, 2012, the District Court granted the Company’s motion to dismiss the complaint for failure to state a claim, and the Eleventh Circuit Court of Appeals upheld that dismissal on December 13, 2012.  On April 4, 2011, a shareholder derivative action alleging similar facts was filed in the Circuit Court of Fairfax County, Virginia, which action was voluntarily dismissed by nonsuit on June 12, 2012.  There are no pending material legal proceedings to which we are subject or to which our property is subject.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market under the symbol “STRA.” The following table sets forth, for the periods indicated, the high, low, and closing sale prices of our common stock, as reported on the NASDAQ Stock Market.

	High	Low	Close	Cash Dividends Declared
2011
First Quarter	$154.61	$113.25	$130.49	$1.00
Second Quarter	$152.99	$113.33	$126.39	$1.00
Third Quarter	$147.19	$74.48	$76.67	$1.00
Fourth Quarter	$100.04	$69.34	$97.19	$1.00
2012
First Quarter	$120.00	$92.51	$94.28	$1.00
Second Quarter	$109.50	$82.46	$109.02	$1.00
Third Quarter	$113.28	$62.53	$64.35	$1.00
Fourth Quarter	$69.16	$42.98	$56.17	$1.00

As of February 1, 2013, there were 11,357,324 shares of common stock outstanding, and 58 holders of record. In addition, there are approximately 7,500 institutional and other holders of common stock whose shares are held in nominee accounts by brokers.

In 2012, we paid $47.3 million in dividends or $1.00 per share each quarter. In November 2012, we announced that we do not intend to pay a regular quarterly dividend in 2013. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.

Peer Group Performance Graph

The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2007 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Apollo Group, Inc. (APOL), Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry, Inc. (DV), and ITT Educational Services, Inc. (ESI). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*
Among Strayer Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Strayer Education, Inc.	100	126	125	89	57	33
NASDAQ Stock Market (U.S.)	100	59	86	100	98	114
Peer Group	100	102	98	68	53	25

*	The comparison assumes $100 was invested on December 31, 2007 in our common stock, the NASDAQ Stock Market (U.S.) Index and the peer companies selected by us.

There were no sales by us of unregistered securities during the year ended December 31, 2012.

In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2012, approximately $95.0 million of our share repurchase authorization was remaining for repurchases through the end of 2013. All of our share repurchases were effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended or terminated at any time by us without notice.

A summary of our share repurchases since the inception of the plan is as follows:

	Total number of shares repurchased	Average dollar price paid per share	Cost of share repurchases (millions)
2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1
2010	687,340	168.06	115.5
2011	1,581,444	128.15	202.7
2012	484,841	51.56	25.0
Total	5,207,369	$131.25	$683.5

A summary of our share repurchases during the three months ended December 31, 2012 is as follows:

	Total number of shares repurchased(1)	Average dollar price paid per share	Remaining authorization under the plan (millions)
October	–	$–	$120.0
November	235,161	48.20	108.7
December	249,680	54.74	95.0
Total	484,841	$51.56	$95.0

(1)	All shares repurchased were part of a publicly announced plan.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(Dollar and share amounts in thousands, except per share data)
Income Statement Data:
Revenues	$396,275	$511,961	$636,732	$627,434	$561,979
Costs and expenses:
Instruction and educational support	167,333	218,551	269,557	292,003	300,098
Marketing	43,701	54,967	70,270	74,293	71,864
Admissions advisory	19,606	23,017	25,277	26,531	26,374
General and administration	38,784	43,072	55,857	55,464	50,056
Income from operations	126,851	172,354	215,771	179,143	113,587
Investment and other income	4,527	1,408	1,228	152	4
Interest expense	–	–	–	3,773	4,616
Income before income taxes	131,378	173,762	216,999	175,522	108,975
Provision for income taxes	50,570	68,684	85,739	69,478	43,045
Net income	$80,808	$105,078	$131,260	$106,044	$65,930

Net income per share:
Basic	$5.77	$7.67	$9.78	$8.91	$5.79
Diluted	$5.67	$7.60	$9.70	$8.88	$5.76
Weighted average shares outstanding:
Basic	14,015	13,703	13,426	11,906	11,390
Diluted(a)	14,242	13,825	13,535	11,943	11,440
Other Data:
Depreciation and amortization	$10,761	$13,937	$17,309	$21,525	$23,973
Stock-based compensation expense	$11,127	$10,954	$11,987	$13,234	$5,464
Capital expenditures	$20,657	$30,431	$46,015	$29,991	$24,733
Cash dividends per common share (paid):
Regular	$1.63	$2.25	$3.25	$4.00	$4.00
Special	$2.00	–	–	–	–
Average enrollment(b)	38,449	47,142	56,002	53,901	49,323
Campuses(c)	60	71	84	92	97
Full-time employees(d)	1,488	1,811	2,099	2,140	2,019

	At December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$107,331	$116,516	$76,493	$57,137	$47,517
Working capital(e)	112,679	105,735	62,205	17,484	46,631
Total assets	216,088	238,441	235,178	231,133	227,792
Long-term debt	–	–	–	90,000	121,875
Other long-term liabilities	11,663	11,745	12,644	21,656	21,905
Total liabilities	40,007	48,621	59,174	188,840	186,804
Total stockholders’ equity	176,081	189,820	176,004	42,293	40,988

(a)	Diluted weighted average shares outstanding include common shares issued and outstanding, and the dilutive impact of restricted stock and outstanding stock options using the Treasury Stock Method.

(b)	Reflects average student enrollment for the four academic terms for each year indicated.

(c)	Reflects number of campuses offering classes during the fourth quarter of each year indicated.

(d)	Reflects full-time employees including full-time faculty as of December 31 of each year.

(e)	Working capital is calculated by subtracting current liabilities from current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected Historical Financial and Other Information,” our consolidated financial statements and the notes thereto, the “Cautionary Notice Regarding Forward-Looking Statements,” Item 1A entitled “Risk Factors” and the other information appearing elsewhere, or incorporated by reference, in this Annual Report on Form 10-K.

Background and Overview

We are an education services holding company that owns Strayer University. Strayer University is an institution of higher education which offers undergraduate and graduate degree programs at 100 campuses in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C., and worldwide via the Internet.

Set forth below are average enrollment, full-time tuition rates, revenues, income from operations, net income, and diluted net income per share for the last three years.

	Year Ended December 31,
	2010	2011	2012
Average enrollment	56,002	53,901	49,323
% Change from prior year	19%	(4%)	(8%)
Full-time tuition (per course)	$1,515	$1,590	$1,650
% Change from prior year	5%	5%	4%
Revenues (in thousands)	$636,732	$627,434	$561,979
% Change from prior year	24%	(1%)	(10%)
Income from operations (in thousands)	$215,771	$179,143	$113,587
% Change from prior year	25%	(17%)	(37%)
Net income (in thousands)	$131,260	$106,044	$65,930
% Change from prior year	25%	(19%)	(38%)
Diluted net income per share	$9.70	$8.88	$5.76
% Change from prior year	28%	(8%)	(35%)

Strayer University derives approximately 96% of its revenue from tuition collected from its students. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course at the time of enrollment. Tuition revenue is recognized in the quarter of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts and scholarships. The University also derives revenue from other sources such as textbook-related income, application fees, technology fees, placement test fees, withdrawal fees, certificate revenue, and other income, which are all recognized when earned.

We record tuition receivable and unearned tuition for our students upon the start of the academic term. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided and unearned tuition represents advance payments from students for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than six months past due is charged against the allowance. Our bad debt expense as a percentage of revenues for the years ended December 31, 2010, 2011, and 2012 was 3.8%, 4.0% and 4.2%, respectively.

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

•	Marketing expenses include the costs of advertising and production of marketing materials and related personnel costs.

•	Admissions advisory expenses include salaries, benefits and related costs of personnel engaged in admissions.

•
General and administration expenses include salaries and benefits of management and employees engaged in accounting, human resources, legal, regulatory compliance, and other corporate functions, along with the occupancy and other related costs attributable to such functions.

Investment income consists primarily of earnings and realized gains or losses on investments, and interest expense consists of interest incurred on our outstanding borrowings, unused revolving credit facility fees, and amortization of deferred financing costs.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for doubtful accounts, income tax provisions, the useful lives of property and equipment, valuation of deferred tax assets, goodwill, and intangible assets, valuation of its interest rate swap arrangement, forfeiture rates and achievability of performance targets for stock-based compensation plans, and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly reviews its estimates and judgments for reasonableness and may modify them in the future. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements. Tuition revenue is recognized as income, net of any refunds or withdrawals, in the respective quarter of instruction. Advance registrations for future quarters are recorded as unearned tuition at the start of each academic term. Any cash received prior to the start of an academic term is recorded as unearned tuition. We record estimates for our allowance for doubtful accounts for tuition receivable from students. If the financial condition of our students were to deteriorate, resulting in impairment of their ability to make required payments for tuition payable to us, additional allowances may be required. We record estimates for certain of our accrued expenses and income tax liabilities. We estimate the useful lives of our property and equipment. We periodically assess goodwill and intangible assets for impairment. We assess the value of our interest rate swap arrangement every quarter. We periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.

New Campuses

Our goal is to serve the demand for post-secondary adult education nationwide by opening new campuses. For the last twelve years, we have pursued this goal by opening new campuses. A new campus typically requires approximately $1 million in upfront capital costs for leasehold improvements, furniture and fixtures, and computer equipment. In the first year of operation, assuming a mid-year opening, we expect to incur operating losses of approximately $1.0-$1.2 million including depreciation related to the upfront capital costs. A new campus is typically expected to begin generating operating income on a quarterly basis after six quarters of operation, which is generally upon reaching an enrollment level of about 250-300 students. Our new campus notional model assumes an increase of average enrollment by 100-150 students per year until reaching a level of about 1,000 students. Given the potential internal rate of return achieved with each new campus, opening new campuses is an important part of our strategy. We believe opening new campuses and having the option to attend classes on campus is important to attracting, retaining and servicing students. We believe we have sufficient capital resources from cash, cash equivalents, cash generated from operating activities and availability on our credit facility (discussed below) to continue to open new campuses, although we currently are not planning to open any in 2013. We opened eight new campuses in 2011 and eight in 2012. See “New Campuses Opened” table in Item 1 for information regarding the locations of these new campuses.

Results of Operations

In 2012, we generated $562.0 million in revenue, a 10% decrease compared to 2011, primarily as a result of a decline in average enrollment of 8%. Income from operations was $113.6 million in 2012, a decrease of 37% compared to 2011. Net income in 2012 was $65.9 million, a decrease of 38% compared to 2011. Earnings per diluted share was $5.76 in 2012 compared to $8.88 in 2011, a decrease of 35%.

Key enrollment trends by quarter were as follows:

Academic Term	2011	2012	% Change	% Change in new students
Winter	57,608	50,432	-12%	-8%
Spring	55,974	50,896	-9%	12%
Summer	47,790	44,236	-7%	9%
Fall	54,233	51,727	-5%	4%
Average	53,901	49,323	-8%	4%

Although we do not know for sure why our recent enrollment trends and that of the proprietary higher education sector generally have been negative, we believe that sustained levels of high unemployment and the resulting lower confidence in job prospects are contributing factors. The 19% decline in our new students in 2011 had an adverse impact on 2012 enrollment since there were fewer students from 2011 continuing their education in 2012. We believe it will take several quarters of new student growth in order to achieve overall enrollment growth.

We cannot predict future enrollments or whether new student enrollment will decline further, stabilize or increase in response to the economy or other factors. We can describe what we think our business model may look like financially under different enrollment scenarios. We implemented a 3% tuition increase in 2013 but we expect roughly flat revenue per student in 2013 due to the University’s continued mix shift towards graduate and corporate sponsored students, as well as continued targeted use of scholarships. We also expect Strayer University’s expenses to grow 1% to 2% in 2013, reflecting the annualization of operating costs at the eight new campuses opened during 2012, but that no additional campuses are currently planned for 2013. We expect that at the 2012 revenue level, anticipated 2013 expenses would lead to a 19-20% operating margin in 2013, and EPS in the $5.40-$5.60 range. Each 1% increase (or decrease) in revenue from 2012 levels in 2013 will have an approximate 50 basis points positive (or negative) impact on operating margin, and an approximate $0.20 positive (or negative) impact on earnings per share. Finally, this model assumes an effective tax rate of 39.5% and 11,500,000 diluted shares outstanding.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2010	2011	2012
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	42.3	46.6	53.4
Marketing	11.0	11.8	12.8
Admissions advisory	4.0	4.2	4.7
General and administration	8.8	8.8	8.9
Income from operations	33.9	28.6	20.2
Investment income	0.2	–	–
Interest expense	–	0.6	0.8
Income before income taxes	34.1	28.0	19.4
Provision for income taxes	13.5	11.1	7.7
Net income	20.6%	16.9%	11.7%
Effective tax rate	39.5%	39.6%	39.5%

Year Ended December 31, 2012 Compared To Year Ended December 31, 2011

Enrollment.    Average enrollment decreased 8% to 49,323 students for the year ended December 31, 2012 from 53,901 students for the same period in 2011.

Revenues.    Revenues decreased 10% to $562.0 million in 2012 from $627.4 million in 2011 principally due to lower average enrollment.

Instruction and educational support expenses.    Instruction and educational support expenses increased $8.1 million, or 3%, to $300.1 million in 2012 from $292.0 million in 2011. This increase includes approximately $6.0 million of additional costs necessary to support our opening of eight new campuses during 2012, and approximately $2.4 million of one-time costs associated with the consolidation of certain non-campus functions. These expenses as a percentage of revenues increased to 53.4% in 2012 from 46.6% in 2011, largely due to instructional and academic staff costs growing while tuition revenues declined.

Marketing expenses.    Marketing expenses decreased $2.4 million, or 3%, to $71.9 million in 2012 from $74.3 million in 2011. These expenses as a percentage of revenues increased to 12.8% in 2012 from 11.8% in 2011, largely due to marketing expenses decreasing at a lower rate than tuition revenue.

Admissions advisory expenses.    Admissions advisory expenses decreased slightly by $0.1 million, or 1%, to $26.4 million in 2012 from $26.5 million in 2011. Admissions advisory expenses as a percentage of revenues increased to 4.7% in 2012 from 4.2% in 2011 as these expenses remained largely unchanged while tuition revenue declined.

General and administration expenses.    General and administration expenses decreased $5.4 million, or 10%, to $50.1 million in 2012 from $55.5 million in 2011. The decrease is primarily attributable to lower stock-based compensation expense of $7.0 million related to certain awards with performance criteria that are unlikely to be met, partially offset by one-time charges including costs associated with the consolidation of certain administrative functions. General and administration expenses as a percentage of revenues remained largely unchanged at 8.9% in 2012 compared to 8.8% in 2011.

Income from operations.    Income from operations decreased $65.5 million, or 37%, to $113.6 million in 2012 from $179.1 million in 2011, due to the aforementioned factors.

Investment income.    Investment income decreased from $0.2 million to approximately $4,000 in 2012. This decrease was principally due to lower investment yields on existing cash balances.

Interest expense.    Interest expense increased $0.8 million, or 22% to $4.6 million in 2012 compared to $3.8 million in 2011 primarily due to higher average borrowings in 2012.

Provision for income taxes.    Income tax expense decreased $26.5 million, or 38%, to $43.0 million in 2012 from $69.5 million in 2011, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for 2012 as compared to 39.6% for 2011.

Net income.    Net income decreased $40.1 million, or 38%, to $65.9 million in 2012 from $106.0 million in 2011 due to the factors discussed above.

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

Instruction and educational support expenses.    Instruction and educational support expenses increased $22.4 million, or 8%, to $292.0 million in 2011 from $269.6 million in 2010. This increase was principally due to direct costs necessary to support students at existing and new campuses, including faculty and related academic staff compensation ($14.6 million) and campus facility costs ($6.3 million). These expenses as a percentage of revenues increased to 46.6% in 2011 from 42.3% in 2010, largely due to instructional and academic staff costs growing at a higher rate than tuition revenues.

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

Net income.    Net income decreased $25.3 million, or 19%, to $106.0 million in 2011 from $131.3 million in 2010 due to the factors discussed above.

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment generally is highest in the fourth quarter, or fall term, and lowest in the third quarter, or summer term. In 2012, enrollment by term was as follows:

2012 Enrollment by Term

Term	Enrollment
Winter	50,432
Spring	50,896
Summer	44,236
Fall	51,727
Average	49,323

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2010, 2011 and 2012:

Quarterly Revenues
(dollars in thousands)

	2010		2011		2012
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$157,901	25%	$171,956	27%	$149,532	27%
June 30	159,283	25	163,789	26	146,254	26
September 30	147,597	23	135,865	22	124,260	22
December 31	171,951	27	155,824	25	141,933	25
Total for Year	$636,732	100%	$627,434	100%	$561,979	100%

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and do not vary significantly on a quarterly basis.

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents of $47.5 million compared to $57.1 million at December 31, 2011. At December 31, 2012, most of our cash was invested in bank overnight deposits.

On November 8, 2012, we entered into a second amended and restated revolving credit and term loan agreement which is secured by our assets and provides for a $100.0 million revolving credit facility and $125.0 million term loan facility with a maturity date of December 31, 2016.  Proceeds from the new term loan were used to pay off $77.5 million outstanding under the original term loan facility.  We had no outstanding balance under the prior revolving credit facility on the day of closing. At December 31, 2012, we had $125.0 million outstanding under the new term loan and no balance outstanding under the revolving credit facility. In 2013, we are obligated to repay $3.1 million of the term loan.

For the year ended December 31, 2012, we generated $82.1 million net cash from operating activities compared to $154.4 million for the same period in 2011. Capital expenditures were $24.7 million for the year ended December 31, 2012 compared to $30.0 million for the same period in 2011. Capital expenditures for the year ending December 31, 2013 are expected to be in the range of $15-20 million as we are not currently planning to open additional campuses in 2013.

For the year ended December 31, 2012, we paid $47.3 million in regular cash dividends and invested $25.0 million to repurchase common shares in the open market. In 2013, we do not intend to pay a regular quarterly dividend.

In 2012, bad debt expense as a percentage of revenue was 4.2% compared to 4.0% for the same period in 2011. Days sales outstanding was 15 days at the end of the fourth quarter of both 2012 and 2011.

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

The table below sets forth our cash and cash equivalents and marketable securities as of December 31, 2010, 2011 and 2012:

Cash and Marketable Securities
(in millions)

	At December 31,
	2010	2011	2012
Cash and cash equivalents	$64.1	$57.1	$47.5
Marketable securities (short-term bond fund)	12.4	–	–
Total	$76.5	$57.1	$47.5

	Year Ended December 31,
	2010	2011	2012
Investment income	$1.2	$0.1	$0.0

Contractual Obligations

The table below sets forth our contractual commitments associated with operating leases and the repayment of debt as of December 31, 2012:

	Payments Due By Period (in thousands)
	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$242,429	$39,992	$77,128	$59,393	$65,916
Term loan	125,000	3,125	9,375	112,500	–
	$367,429	$43,117	$86,503	$171,893	$65,916

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2012, we do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2012, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On November 8, 2012, we entered into a second amended and restated revolving credit and term loan agreement providing for a $100 million revolving credit facility and a $125 million term loan facility. Borrowings under the $100 million revolving credit facility bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on our leverage ratio. Also on November 8, 2012, we entered into an additional interest rate swap arrangement for the $125 million term loan facility that fixes our interest rate on the term loan facility at approximately 3.1% for the duration of the term loan. Although an increase in LIBOR would not affect interest expense on the term loan, it would affect interest expense on any outstanding balance of the revolving credit facility and the fair value of the interest rate swap arrangement. For every 100 basis points increase in LIBOR, we would incur an incremental $1.0 million in interest expense per year assuming the entire $100 million revolving credit facility were utilized, but such an increase in LIBOR would not materially affect the value of our interest rate swap.

Item 8.	Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Strayer Education, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, Virginia
February 19, 2013

STRAYER EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2011	2012

ASSETS
Current assets:
Cash and cash equivalents	$57,137	$47,517
Tuition receivable, net of allowances for doubtful accounts of $7,279 and $6,596 at December 31, 2011 and 2012, respectively	25,006	23,262
Income taxes receivable	394	4,454
Other current assets	12,131	14,422
Total current assets	94,668	89,655
Property and equipment, net	121,149	121,520
Deferred income taxes	3,326	3,279
Goodwill	6,800	6,800
Other assets	5,190	6,538
Total assets	$231,133	$227,792

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$34,039	$39,124
Unearned tuition	15,364	494
Other current liabilities	281	281
Current portion of term loan	27,500	3,125
Total current liabilities	77,184	43,024
Revolving credit facility	20,000	–
Term loan, less current portion	70,000	121,875
Other long-term liabilities	21,656	21,905
Total liabilities	188,840	186,804

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 11,792,456 and 11,387,299 shares issued and outstanding at December 31, 2011 and 2012, respectively	118	114
Additional paid-in capital	295	299
Retained earnings	42,491	41,311
Accumulated other comprehensive income (loss)	(611)	(736)
Total stockholders’ equity	42,293	40,988
Total liabilities and stockholders’ equity	$231,133	$227,792

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2010	2011	2012
Revenues	$636,732	$627,434	$561,979
Costs and expenses:
Instruction and educational support	269,557	292,003	300,098
Marketing	70,270	74,293	71,864
Admissions advisory	25,277	26,531	26,374
General and administration	55,857	55,464	50,056
Income from operations	215,771	179,143	113,587
Investment income	1,228	152	4
Interest expense	–	3,773	4,616
Income before income taxes	216,999	175,522	108,975
Provision for income taxes	85,739	69,478	43,045
Net income	$131,260	$106,044	$65,930

Earnings per share:
Basic	$9.78	$8.91	$5.79
Diluted	$9.70	$8.88	$5.76
Weighted average shares outstanding:
Basic	13,426	11,906	11,390
Diluted	13,535	11,943	11,440

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2010	2011	2012
Net income	$131,260	$106,044	$65,930
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	–	(611)	(125)
Unrealized gain (loss) on investment, net of income tax	(265)	(40)	–
Comprehensive income	$130,995	$105,393	$65,805

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Accumulated Other Comprehensive (Loss) Income
			Additional Paid-in Capital
	Common Stock			Retained Earnings
	Shares	Par Value				Total
Balance, December 31, 2009	13,957,596	$140	$1,157	$188,218	$305	$189,820
Exercise of stock options	6,667	–	452	–	–	452
Tax benefits associated with stock-based compensation arrangements	–	–	2,808	–	–	2,808
Repurchase of common stock	(687,340)	(7)	(15,198)	(100,312)	–	(115,517)
Restricted stock grants, net of forfeitures	39,899	–	–	–	–	–
Stock-based compensation	–	–	11,987	–	–	11,987
Common stock dividends	–	–	–	(44,541)	–	(44,541)
Change in net unrealized gains and losses on marketable securities, net of income tax	–	–	–	–	(265)	(265)
Net income	–	–	–	131,260	–	131,260
Balance, December 31, 2010	13,316,822	133	1,206	174,625	40	176,004
Tax shortfall associated with stock-based compensation arrangements	–	–	(569)	–	–	(569)
Repurchase of common stock	(1,581,444)	(16)	(13,575)	(189,073)	–	(202,664)
Restricted stock grants, net of forfeitures	57,078	1	(1)	–	–	–
Stock-based compensation	–	–	13,234	–	–	13,234
Common stock dividends	–	–	–	(49,105)	–	(49,105)
Change in net unrealized gains and losses on marketable securities, net of income tax	–	–	–	–	(40)	(40)
Change in fair value of derivative instrument, net of income tax	–	–	–	–	(611)	(611)
Net income	–	–	–	106,044	–	106,044
Balance, December 31, 2011	11,792,456	118	295	42,491	(611)	42,293
Tax shortfall associated with stock-based compensation arrangements	–	–	(245)	–	–	(245)
Repurchase of common stock	(484,841)	(5)	(5,214)	(19,782)	–	(25,001)
Restricted stock grants, net of forfeitures	79,684	1	(1)	–	–	–
Stock-based compensation	–	–	5,464	–	–	5,464
Common stock dividends	–	–	–	(47,328)	–	(47,328)
Change in fair value of derivative instrument, net of income tax	–	–	–	–	(125)	(125)
Net income	–	–	–	65,930	–	65,930
Balance, December 31, 2012	11,387,299	$114	$299	$41,311	$(736)	$40,988

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income	$131,260	$106,044	$65,930
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(281)	(281)	(281)
Amortization of deferred rent	275	1,177	323
Gain on sale of marketable securities	(406)	(66)	–
Amortization of deferred financing costs	–	663	795
Depreciation and amortization	17,309	21,525	23,973
Deferred income taxes	353	3,722	(38)
Stock-based compensation	11,987	13,234	5,464
Changes in assets and liabilities:
Tuition receivable, net	(4,233)	(2,995)	1,744
Other current assets	(1,153)	(768)	(2,130)
Other assets	(258)	102	(135)
Accounts payable and accrued expenses	10,146	(3,360)	5,673
Income taxes payable and income taxes receivable	(1,358)	(1,279)	(4,306)
Excess tax benefits from stock-based payment arrangements	(2,808)	–	–
Unearned tuition	1,083	11,841	(14,870)
Other long-term liabilities	905	4,804	(80)
Net cash provided by operating activities	162,821	154,363	82,062
Cash flows from investing activities:
Purchases of property and equipment	(46,015)	(29,991)	(24,733)
Purchases of marketable securities	(559)	(2)	–
Proceeds from the sale of marketable securities	40,700	12,388	–
Acquisition of assets	–	(7,000)	–
Net cash used in investing activities	(5,874)	(24,605)	(24,733)

Cash flows from financing activities:
Common dividends paid	(44,541)	(49,105)	(47,328)
Proceeds from exercise of stock options	452	–	–
Excess tax benefits from stock-based payment arrangements	2,808	–	–
Repurchase of common stock	(115,517)	(202,664)	(25,001)
Proceeds from revolving credit facility	–	120,000	63,000
Payments on revolving credit facility	–	(100,000)	(83,000)
Proceeds from term loan	–	100,000	47,500
Payments on term loan	–	(2,500)	(20,000)
Payment of deferred financing costs	–	(2,459)	(2,120)
Net cash used in financing activities	(156,798)	(136,728)	(66,949)
Net increase (decrease) in cash and cash equivalents	149	(6,970)	(9,620)
Cash and cash equivalents – beginning of year	63,958	64,107	57,137
Cash and cash equivalents – end of year	$64,107	$57,137	$47,517
Non-cash transactions:
Purchases of property and equipment included in accounts payable	$5,508	$1,115	$529

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through 100 campuses in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin, and Washington, D.C., and online. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.

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

The following table presents the Company’s operating expenses as previously reported and as reclassified on its consolidated statements of income for the year ended December 31, 2010:

	December 31, 2010
	As Reported	As Reclassified
Instruction and educational support	$205,212	$269,557
Marketing(1)	114,164	70,270
Admissions advisory	–	25,277
General and administration	101,585	55,857
	$420,961	$420,961

(1)
This line item was labeled Marketing and admissions expense on an “as reported” basis in 2010. Marketing and admissions expenses related to student support services were reclassified to Instruction and educational support expense, those related to admissions to Admissions advisory expense, and those related to corporate overhead were reclassified to General and administration expense in 2010.

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

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 96% of the Company’s revenues during the year ended December 31, 2012 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as unearned tuition. Revenues also include textbook-related income, application fees, technology fees, placement test fees, withdrawal fees, certificate revenue, and other income, which are recognized when earned.

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

Concentration of Credit Risk

The Company places its cash and temporary cash investments in bank overnight deposits and money market mutual funds with various financial institutions. Cash and cash equivalent balances are in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents.

Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. The University establishes an allowance for doubtful tuition accounts based upon historical trends and other information.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. In accordance with the Property, Plant and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair-value based model. Through 2012, no such impairment loss had occurred. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $17.3 million, $21.5 million, and $24.0 million for the years ended December 31, 2010, 2011, and 2012 respectively.

Construction in progress includes costs of computer software developed for internal use, and is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs, payroll and payroll-related costs for employees that are directly associated with the project are capitalized and will be amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2012 in the Consolidated Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.

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

Goodwill and the indefinite-lived intangible asset are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test. Following its qualitative assessment, the Company determined it was not more likely than not that the fair value of its goodwill was less than the carrying amount and, accordingly, no impairment existed in 2012.

Long-Term Liabilities

Included in the Company’s long-term liabilities are lease incentives related to the opening of new campuses, the straight-lining of rent expense, a deferred gain related to the sale and lease back of a campus facility, and other deferred facility costs. In conjunction with the opening of some new campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20 (“ASC 840-20”), these reimbursements were capitalized as leasehold improvements and a liability was established. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five to ten years. In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The cumulative difference between the rent payment and the straight-line rent expense is recorded as a liability. The Company also records the non-current portion of the gain related to the sale and lease back of a campus facility as a long-term liability. (See Note 9 below for more information.)

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

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 11,792,456 and 11,387,299 shares were issued and outstanding as of December 31, 2011 and 2012, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Advertising Costs

The Company expenses advertising costs in the quarter incurred, except for costs associated with the production of media commercials which are expensed when the commercial is first aired.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Consolidated Statements of Income for each of the three years in the period ended December 31 2012, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met.  If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and restricted stock. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the year ended December 31, 2012, the Company had no issued and outstanding stock options that were included in the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands).

	2010	2011	2012
Weighted average shares outstanding used to compute basic earnings per share	13,426	11,906	11,390
Incremental shares issuable upon the assumed exercise of stock options	36	8	–
Unvested restricted stock	73	29	50
Shares used to compute diluted earnings per share	13,535	11,943	11,440

Income Taxes

The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

The Income Taxes Topic, ASC 740 (“ASC 740”), requires the company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. As a result of the implementation of ASC 740, no material adjustment in the liability for unrecognized income tax benefits was recognized. The amount of unrecognized tax benefits at the adoption date of January 1, 2007 and at December 31, 2012 was immaterial. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2012, the amount of accrued interest and penalties related to uncertain tax positions was immaterial. The tax years 2011 and 2012 remain open for Federal tax examination and the tax years 2009 – 2012 remain open to examination by state and local taxing jurisdictions in which the Company is subject.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates included allowances for doubtful accounts, the useful lives of property and equipment, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, valuation of goodwill, intangible assets and the interest rate swap arrangement, and the provision for income taxes. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income consists of net income and unrealized gains or losses on investments in marketable securities, and the change in the fair value of the Company’s interest rate swap, net of income taxes.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Auditing Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which permits an entity to first assess qualitative factors to determine whether a two-step quantitative goodwill impairment test is required to be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 in 2012; the adoption of ASU 2011-08 did not have a material impact on the Company’s financial condition, results of operations or disclosures.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which results from a joint project with the International Accounting Standards Board, who issued IFRS 13, Fair Value Measurement, in May 2011. Under ASU 2011-04, the fair values of financial instruments generally are required to be measured based on the level of the unit of account, rather than at an aggregated or disaggregated level. ASU 2011-04 is effective in fiscal years beginning after December 15, 2011. Application of ASU 2011-04 is prospective. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial condition, results of operations or disclosures.

In January 2010, the FASB issued Auditing Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Under ASU 2010-06, new disclosures are required regarding transfers within the fair value hierarchy and the Level 3 reconciliation, and clarifies existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.

3.	Property and Equipment

The composition of property and equipment as of December 31, 2011 and 2012 is as follows (in thousands):

	2011	2012	Estimated useful life (years)
Land	$7,138	$7,138	–
Buildings and improvements	17,995	18,188	5-40
Furniture, equipment, and computer hardware and software	146,523	153,597	5-10
Leasehold improvements	33,692	38,362	3-10
Construction in progress	843	670	–
	206,191	217,955
Accumulated depreciation and amortization	(85,042)	(96,435)
	$121,149	$121,520

Construction in progress includes costs associated with the construction of new campuses and the development of information technology applications. In 2011 and 2012, the Company recorded leasehold improvements of $2.0 million and $1.1 million, respectively, which were reimbursed by lessors as lease incentives. In 2011 and 2012, the Company wrote off $10.9 million and $12.5 million, respectively, in fixed assets that were fully depreciated and no longer in service.

4.	Restricted Cash

In 2003, as part of commencing operations in Pennsylvania, the Company was required to maintain a “minimum protective endowment” of at least $500,000 in an interest-bearing account. These funds are required as long as the Company operates its campuses in the state. The Company accounts for these funds as a long-term asset.

5.	Acquisition

On December 27, 2011, the Company completed an acquisition (the “Acquisition”) of certain assets which support the operations of the Jack Welch Management Institute (“JWMI”), an online leadership education program that offers a differentiated executive MBA degree and executive certificates. Simultaneous with the Acquisition, the Company entered into a License and Participation Agreement with Mr. Welch. The Company paid $7.0 million in the acquisition. The Company received $2.8 million from Mr. Welch representing his economic interest in JWMI, and the Company will make deferred payments to the sellers through 2021 valued at $2.1 million as of December 31, 2012. These amounts are included in other long-term liabilities in the Company’s consolidated balance sheets. The Company will make additional payments to Mr. Welch as he provides services to the Company on behalf of JWMI under the License and Participation Agreement.

In connection with the Acquisition, the Company acquired course content valued at $0.8 million which is being amortized over its estimated useful life of five years. The Company has also recorded indefinite-lived intangible assets of $1.6 million, which are included in other assets in the Company’s consolidated balance sheets. The Acquisition resulted in recording $6.8 million of goodwill, representing the excess of the purchase price over the fair value assigned to the underlying assets acquired. At December 31, 2012, the carrying amount of goodwill and the other assets acquired approximated the values at the acquisition date.

JWMI’s operating results are included in the consolidated financial statements from the date of the Acquisition. The results of operations of JWMI would not have had a material impact on the Company’s reported financial results if the Acquisition had been completed on January 1, 2011.

6.	Term Loan and Revolving Credit Facility

On November 8, 2012, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Amended Credit Facility”), providing for a $100.0 million revolving credit facility and $125.0 million term loan facility, with an option, subject to obtaining additional loan commitments and the satisfaction of certain conditions, to increase the commitments under the Credit Facility by up to $50.0 million in the future. Each of the revolving portions of the Amended Credit Facility, which includes a letter of credit subfacility of $50.0 million, and the term loan portion of the Amended Credit Facility matures on December 31, 2016, and amends and refinances the Company’s original Credit Facility. The term loan portion of the Amended Credit Facility, also includes required quarterly amortization payments in the amount of $781,250 in the case of each payment made during calendar years 2013 and 2014, 0.625% of the aggregate original principal amount of the term loan facility, and $1,562,500 in the case of each payment made during calendar years 2015 and 2016, 1.25% of the aggregate original principal amount of the term loan facility. The Amended Credit Facility is guaranteed by the Company’s subsidiary and is secured by substantially all of the personal property and assets of the Company and the guarantor.

 Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on the Company’s leverage ratio. For the $125.0 million term loan facility, the Company entered into an additional interest rate swap arrangement that fixes its interest rate on the entire term loan facility at an effective rate of approximately 3.1%. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving portion of the Amended Credit Facility. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

●	a total leverage ratio of not greater than 2.00:1.00;

●	a coverage ratio of not less than 1.75:1.00; and

●	a Department of Education financial composite score of not less than 1.5.

The Company was in compliance with all the terms of the Amended Credit Facility at December 31, 2012.

During the year ended December 31, 2012, the Company paid cash interest of $3.8 million, and the Company’s average annual interest rate, including noncash charges for the amortization of debt financing costs, was 4.6%.

As of December 31, 2012, the Company had $125.0 million outstanding under the term loan facility and no balance outstanding under the revolving credit facility.

Debt and short-term borrowings consist of the following as of December 31, 2012 (in thousands):

Term loan	$125,000
Revolving credit facility	–
Total debt	125,000
Less: Current portion of long-term debt	3,125
Long-term debt	$121,875

Aggregate debt maturities as of December 31, 2012 are as follows:

2013	$3,125
2014	3,125
2015	6,250
2016	112,500
$125,000

Interest Rate Swaps

The Company was party to an interest rate swap on the outstanding balance of the Company’s existing Credit Facility. On November 8, 2012, the Company entered into an additional interest rate swap arrangement in order to minimize the interest rate exposure on the entire balance of the term loan facility (the “Swaps”, inclusive of the existing swap). The Swaps effectively fix the variable interest rate on the associated debt at approximately 3.1% rather than being subject to fluctuations in the LIBOR rate. The terms of the Swaps effectively match the term of the underlying term loan facility. The Swaps have been designated as a cash flow hedge and have been deemed effective in accordance with the Derivatives and Hedging Topic, ASC 815. The Company expects the Swaps to continue to be deemed effective for the duration of the Swaps. The fair value of the Swaps is included in other long-term liabilities in the Company’s consolidated balance sheets.

7.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,380	$1,380	$–	$–
Total assets at fair value on a recurring basis	$1,380	$1,380	$–	$–
Liabilities:
Other liabilities:
Interest rate swaps	$1,211	$–	$1,211	$–
Deferred payments	2,119	–	–	2,119
Total liabilities at fair value on a recurring basis	$3,330	$–	$1,211	$2,119

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$7,606	$7,606	$–	$–
Total assets at fair value on a recurring basis	$7,606	$7,606	$–	$–
Liabilities:
Other liabilities:
Interest rate swap	$1,010	$–	$1,010	$–
Deferred payments	2,200	–	–	2,200
Total liabilities at fair value on a recurring basis	$3,210	$–	$1,010	$2,200

The Company measures the above items on a recurring basis at fair value as follows:

●
Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. The Company’s remaining cash and cash equivalents held at December 31, 2011 and 2012, approximate fair value and is not disclosed in the above tables because of the short-term nature of the financial instruments.

●
Interest rate swaps – The Company has two interest rate swaps with a notional amount of $125.0 million as of December 31, 2012, used to minimize the interest rate exposure on a portion of the Company’s variable rate debt. The interest rate swaps are used to fix the variable interest rate on the associated debt. The swaps are classified within Level 2 and are valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

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

At December 31, 2012, the carrying value of the Company’s debt was $125.0 million. All of the Company’s debt is variable interest rate debt and the carrying amount approximates fair value.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the years ended December 31, 2011 or 2012. Assets measured at fair value on a non-recurring basis as of December 31, 2011 and 2012, include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets resulting from the Acquisition. The deferred payment liability was established at the time of the Acquisition on December 27, 2011, and changes in the fair value of the Company’s Level 3 liability during the year ended December 31, 2012 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2011	$2,200
Amounts earned	(136)
Adjustments to fair value	55
Transfers in or out of Level 3	—
Balance at December 31, 2012	$2,119

8.	Stock Options and Restricted Stock

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

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment, prior to vesting in the award.

Restricted Stock

The table below sets forth the restricted stock activity for the years ended December 31, 2010, 2011 and 2012:

	Number of shares	Weighted-average grant price
Balance, December 31, 2009	352,728	$194.39
Grants	51,739	173.09
Vested shares	(51,187)	106.68
Forfeitures	(11,840)	176.75
Balance, December 31, 2010	341,440	$204.89
Grants	74,868	130.96
Vested shares	(17,574)	131.31
Forfeitures	(17,790)	155.01
Balance, December 31, 2011	380,944	$194.26
Grants	82,741	111.44
Vested shares	(26,189)	195.58
Forfeitures	(3,057)	127.51
Balance, December 31, 2012	434,439	$178.88

Stock Options

The table below sets forth the stock option activity for the years ended December 31, 2010, 2011 and 2012 and other stock option information at December 31, 2012:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual life (yrs.)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2009	106,667	$104.81	2.9	$11,489
Grants	–	–
Exercises	(6,667)	67.84
Forfeitures	–	–
Balance, December 31, 2010	100,000	$107.28	2.1	$4,494
Grants	–	–
Exercises	–	–
Forfeitures	–	–
Balance, December 31, 2011	100,000	$107.28	1.1	$–
Grants	–	–
Exercises	–	–
Forfeitures	–	–
Balance, December 31, 2012	100,000	$107.28	0.1	$–
Exercisable, December 31, 2012	100,000	$107.28	0.1	–

(1)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all option been exercised on the respective trading day. The amount of intrinsic value will change based on the fair market value of the Company’s common stock.

The number of shares exercisable as of December 31, 2010, 2011 and 2012 are as follows:

	Number of shares	Weighted-average exercise price
Exercisable, December 31, 2010	100,000	$107.28
Exercisable, December 31, 2011	100,000	$107.28
Exercisable, December 31, 2012	100,000	$107.28

Valuation and Expense Information under Stock Compensation Topic ASC 718

At December 31, 2012, total stock-based compensation cost which has not yet been recognized was $35.8 million, all for unvested restricted stock. This cost is expected to be recognized over the next 62 months on a weighted-average basis. Awards of approximately 230,000 shares of restricted stock are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding future operating performance of the Company. If the performance targets are not reached during the vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted. During 2012, the Company determined that of the approximately 230,000 shares of restricted stock subject to performance conditions, it was more likely than not that certain performance criteria for 45,920 shares would not be met, and reduced stock-based compensation expense by approximately $7.0 million.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	2010	2011	2012
Instruction and educational support	$2,400	$3,635	$3,273
Marketing	80	65	–
Admissions advisory	–	–	–
General and administration	9,507	9,534	2,191
Stock-based compensation expense included in operating expense	11,987	13,234	5,464
Tax benefit	4,735	5,245	2,158
Stock-based compensation expense, net of tax	$7,252	$7,989	$3,306

The following table summarizes information regarding share-based payment arrangements for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	For the year ended December 31,
	2010	2011	2012
Proceeds from stock options exercised	$452	$–	$–
Excess tax benefits (shortfall) related to share-based payment arrangements	$2,808	$(569)	$(245)
Intrinsic value of stock options exercised(1)	$1,184	$–	$–

(1)
Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

9.	Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2011 and 2012 (in thousands):

	2011	2012
Deferred rent and other facility costs	$10,302	$11,650
Deferred payments (see Note 5)	5,000	4,919
Lease incentives	4,088	3,150
Fair value of interest rate swap (see Note 6)	1,010	1,211
Deferred gain on sale of campus building	1,256	975
	$21,656	$21,905

Deferred Rent and Other Facility Costs

In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a liability. Other facility costs include lease costs of non-campus facilities that are not currently in use.

Lease Incentives

In conjunction with the opening of new campuses, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with ASC 840-20, these improvements were capitalized as leasehold improvements and a liability was established for the reimbursements. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five to 10 years.

Deferred Gain on Sale of Campus Building

In June 2007, the Company sold one of its campus buildings for $5.8 million. The Company is leasing back most of the campus building over a 10-year period. In conjunction with this sale and lease back transaction, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term.

10.	Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Employee contributions are voluntary. Discretionary contributions were made by the Company matching 100% of employee deferrals up to 3% of the employee’s annual salary and matching an additional 50% of employee deferrals between 3% and 5% of annual salary. The Company’s contributions, which vest immediately, totaled $2.3 million, $2.7 million and $2.9 million for the years ended December 31, 2010, 2011, and 2012, respectively. Effective January 1, 2013, participants may contribute up to $17,500 of their base compensation annually and the Company intends to make discretionary contributions matching 50% of employee deferrals up to 3% of the employee’s annual salary.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2010, 2011, and 2012 were as follows:

	Shares purchased	Average price per share
2010	4,836	$168.86
2011	6,636	$98.55
2012	6,549	$71.14

11.	Stock Repurchase Plan

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of common stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2012, approximately $95 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2013. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

A summary of the Company’s stock repurchase activity for the years ended December 31, 2010, 2011, and 2012, all of which was part of a publicly announced plan, is set forth in the table below:

	Number of shares repurchased	Average price paid per share	Amount available for future repurchases (in millions)
2010	687,340	$168.06	$107.7
2011	1,581,444	$128.15	$80.0
2012	484,841	$51.56	$95.0

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

As of December 31, 2012, the Company had 98 long-term, non-cancelable operating leases for campuses and other administrative facilities. Rent expense was $32.6 million, $42.2 million, and $46.5 million for the years ended December 31, 2010, 2011, and 2012, respectively. The rents on the Company’s leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2012 are as follows (in thousands):

Minimum rental commitments
2013	$39,992
2014	39,925
2015	37,203
2016	32,433
2017	26,960
Thereafter	65,916
Total	$242,429

13.	Income Taxes

The income tax provision for the years ended December 31, 2010, 2011 and 2012 is summarized below (in thousands):

	2010	2011	2012
Current:
Federal	$70,967	$53,344	$36,028
State	14,815	12,081	8,333
Total current	85,782	65,425	44,361
Deferred:
Federal	(71)	4,760	(608)
State	28	(707)	(708)
Total deferred	(43)	4,053	(1,316)
Total provision for income taxes	$85,739	$69,478	$43,045

The tax effects of the principal temporary differences that give rise to the Company’s deferred tax assets are as follows as of December 31, 2011 and 2012 (in thousands):

	2011	2012
Tuition receivable	$4,629	$4,215
Employee-related liabilities	420	280
Other facility-related costs	111	826
Current net deferred tax asset	5,160	5,321
Property and equipment	(15,335)	(15,972)
Deferred leasing costs	4,130	3,475
Stock-based compensation	13,656	13,814
Other facility-related costs	495	1,484
Interest rate swap	399	474
Other	(19)	4
Long-term net deferred tax asset	3,326	3,279
Net deferred tax asset	$8,486	$8,600

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2010, 2011, and 2012 is as follows:

	2010	2011	2012
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.4	4.3	4.3
Non-taxable interest income	(0.1)	–	–
Other	0.2	0.3	0.2
Effective tax rate	39.5%	39.6%	39.5%

Cash payments for income taxes were $81.6 million in 2010, $67.0 million in 2011 and $47.4 million in 2012.

14.	Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2011 and 2012 is as follows (in thousands except per share data):

	Quarter
2011	First	Second	Third	Fourth
Revenues	$171,956	$163,789	$135,865	$155,824
Income from operations	59,225	50,145	24,405	45,369
Net income	35,791	29,647	13,935	26,671
Net income per share:
Basic	$2.81	$2.54	$1.20	$2.31
Diluted	$2.80	$2.53	$1.20	$2.30

	Quarter
2012	First	Second	Third	Fourth
Revenues	$149,532	$146,254	$124,260	$141,933
Income from operations	40,858	36,168	7,836	28,725
Net income	23,989	21,212	4,103	16,627
Net income per share:
Basic	$2.10	$1.86	$0.36	$1.47
Diluted	$2.09	$1.85	$0.36	$1.47

15.	Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action was filed in the United States District Court for the Middle District of Florida. On March 20, 2012, the District Court granted the Company’s motion to dismiss the complaint for failure to state a claim, and the Eleventh Circuit Court of Appeals upheld that dismissal on December 13, 2012.  A shareholder derivative action alleging similar facts was filed in the Circuit Court of Fairfax County, Virginia, which action was voluntarily dismissed by nonsuit on June 12, 2012.  There are no pending material legal proceedings to which we are subject or to which our property is subject.

16.	Regulation

On June 13, 2011, the Department of Education published its final regulations defining the term “gainful employment.” Under the regulations, which become effective July 1, 2012, a particular program offered by an institution would become ineligible for Title IV funding if it could not pass at least one of three alternative measurements in three out of four consecutive years. The first year that a program could have become ineligible under the regulations as adopted was 2015. On June 30, 2012, the U.S. District Court for the District of Columbia vacated these debt measures, as well as the rules requiring institutions to report to the Department of Education information about students who complete gainful employment programs.  The Department has filed a motion for the Court to reconsider its decision as related to the reporting requirements, which motion is pending.

STRAYER EDUCATION, INC.
Schedule II – Valuation and Qualifying Accounts
(in thousands)

Description	Balance beginning of period	Additions charged to expense	Deductions	Balance end of period	Bad debt expense as a % of revenue
Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2012	$7,279	$23,728	$(24,411)	$6,596	4.2%
Year ended December 31, 2011	$7,935	$24,877	$(25,533)	$7,279	4.0%
Year ended December 31, 2010	$6,175	$24,216	$(22,456)	$7,935	3.8%

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2012, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting, as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Company’s directors, executive officers, and significant employees.

Name	Age	Position

Directors:

Robert S. Silberman	55	Chairman of the Board and Chief Executive Officer

Robert R. Grusky	55	Presiding Independent Director

Dr. Charlotte F. Beason	65	Director

William E. Brock	82	Director

Dr. John T. Casteen III	69	Director

David A. Coulter	65	Director

Robert L. Johnson	66	Director

Karl McDonnell	46	Director, President and Chief Operating Officer

Todd A. Milano	60	Director

G. Thomas Waite, III	61	Director

J. David Wargo	59	Director

Executive Officers and Significant Employees:

Dr. Michael Plater	56	President, Strayer University

Mark C. Brown	53	Executive Vice President and Chief Financial Officer

Kelly J. Bozarth	44	Executive Vice President and Chief Administrative Officer

Randi Reich Cosentino	39	Provost and Chief Academic Officer

Sonya G. Udler	45	Senior Vice President – Corporate Communications

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

Mr. Robert R. Grusky is serving as the Presiding Independent Director of Strayer Education, Inc. Board of Directors, on which he has served since 2001. He is the Founder and Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000 and was a Principal and Member from 2000 to 2005, and has been a Senior Advisor since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He also serves on the Board of Directors of AutoNation, Inc. In the past five years, he has also served on the Board of Directors of National Medical Health Card Systems, Inc. and AutoZone, Inc. In addition to serving as the Presiding Independent Director, he is also Chair of the Corporation’s Nominating Committee of the Board. He holds a bachelor’s degree in history from Union College and a master’s degree in business administration from Harvard University.

Dr.  Charlotte F. Beason is a consultant in education and health care administration, as she was from 2004 to 2005. She was Executive Director of the Kentucky Board of Nursing from 2005 to 2012. From 2000 to 2003, Dr. Beason was Chair and Vice Chair of the Commission on Collegiate Nursing Education (an autonomous agency accrediting baccalaureate and graduate programs in nursing); she is an evaluator for the Commission on Collegiate Nursing Education. From 1988 to 2004, Dr. Beason was with the Department of Veterans Affairs, first as Director of Health Professions Education Service and the Health Professional Scholarship Program, and then as Program Director, Office of Nursing Services. Dr. Beason has served on the Board since 1996 and is a member of the Nominating Committee of the Board. She is also Chairwoman of the Strayer University Board of Trustees. Dr. Beason holds a bachelor’s degree in nursing from Berea College, a master’s degree in psychiatric nursing from Boston University and a doctorate in clinical psychology and public practice from Harvard University.

Mr.  William E. Brock is the Founder and Chairman of the Brock Offices, a firm specializing in international trade, investment and human resources. From 1985 to 1987, Mr. Brock served in the President’s Cabinet as the U.S. Secretary of Labor, and from 1981 to 1985, as the U.S. Trade Representative. Mr. Brock previously served as a Member of Congress, as U.S. Senator for the State of Tennessee. Mr. Brock is a member of the Board of Directors of On Assignment, Inc., and ResCare, Inc., and is a Senior Counselor and Member of the Board of Trustees of the Center for Strategic and International Studies, where he chairs the International Policy Roundtable. In the past five years, Mr. Brock has also served on the Board of Directors of Catalyst Health Solutions, Inc. Mr. Brock has been a member of the Board since 2001 and is a member of the Compensation Committee of the Board. He holds a bachelor’s degree in commerce from Washington and Lee University.

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

Mr. David A. Coulter is Vice Chairman at Warburg Pincus, LLC. He was Vice Chairman of J.P. Morgan Chase & Co. from December 2000 to December 2005. Prior to joining J.P. Morgan Chase, Mr. Coulter led the West Coast operations of the Beacon Group, a private investment and strategic advisory firm, and prior to that, Mr. Coulter served as the Chairman and Chief Executive Officer of the BankAmerica Corporation. Mr. Coulter is a member of the Board of Directors of Sterling Financial Corporation, Webster Bank, Aeolus Re, Triton Container International Ltd., and MBIA, Inc. In the past five years, Mr. Coulter has also served on the Board of Directors of The Irvine Company, Metavante Corporation and First Data Corporation. Mr. Coulter also serves on the Board of Trustees of Carnegie Mellon University and Lincoln Center. Mr. Coulter has been a member of the Board since 2002, and is Chair of the Compensation Committee of the Board. Mr. Coulter holds a bachelor’s degree in mathematics and economics and a master’s degree in industrial administration, both from Carnegie Mellon University.

Mr. Robert L. Johnson is the Founder and Chairman of The RLJ Companies, which owns or holds interests in businesses operating in hotel real estate investment, private equity, consumer financial services, asset management, insurance services, automobile dealerships, sports and entertainment, and video lottery terminal gaming. Mr. Johnson is the founder of Black Entertainment Television (BET), a subsidiary of Viacom and the leading African-American operated media and entertainment company in the United States, and served as its Chief Executive Officer until January 2006. In 2002, Mr. Johnson became the first African-American majority owner of a major sports franchise, the Charlotte Bobcats of the NBA. From 1976 to 1979, he served as Vice President of Governmental Relations for the National Cable & Telecommunications Association (NCTA). Mr. Johnson also served as Press Secretary for the Honorable Walter E. Fauntroy, Congressional Delegate from the District of Columbia. He serves on the following boards: KB Home, Lowe’s Companies, Inc., Think Finance, Inc., NBA Board of Governors, The Business Council, and the Smithsonian Institution’s National Museum of African American History and Culture. Mr. Johnson has served on the Board since 2003, and is a member of the Compensation Committee of the Board. He holds a bachelor’s degree in social studies from the University of Illinois and a master’s degree in public affairs from the Woodrow Wilson School of Public and International Affairs at Princeton University.

Mr. Karl McDonnell has been President and Chief Operating Officer since 2006. Mr. McDonnell served as Chief Operating Officer of InteliStaf Healthcare, Inc., one of the nation’s largest privately-held healthcare staffing firms. Prior to his tenure at InteliStaf, he served as Vice President of the Investment Banking Division at Goldman, Sachs & Co. Mr. McDonnell has held senior management positions with several Fortune 100 companies, including The Walt Disney Company. He has served on the Board since 2011 and is also a member of the Strayer University Board of Trustees. Mr. McDonnell holds a bachelor’s degree from Virginia Wesleyan College and a master’s degree in business administration from Duke University.

Mr. Todd A. Milano is President Emeritus and Ambassador for Central Penn College, where he served as President and Chief Executive Officer from 1989 to 2012. Mr. Milano has served on the Board since 1996 and is a member of the Audit Committee of the Board and is also a member of the Strayer University Board of Trustees. Mr. Milano holds a bachelor’s degree in industrial management from Purdue University.

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

Mr. J. David Wargo has been President of Wargo and Company, Inc., an investment management company, since 1993. Mr. Wargo is a co-founder and was a Member of New Mountain Capital, LLC, from 2000 to 2008, and was a Senior Advisor there from 2008 until 2011. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is also a Director of Liberty Global, Inc. and Discovery Communications, Inc. In the past five years, he also served on the board of Fun Technologies, Inc. Mr. Wargo has served on the Board since 2001 and is Chair of the Audit Committee of the Board. Mr. Wargo holds a bachelor’s degree in physics and a master’s degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master’s degree in management science from the Sloan School of Management, which is the business school of the Massachusetts Institute of Technology.

Executive Officers and Significant Employees

Dr.  Michael A. Plater is the University President. He joined Strayer University in March 2010 as the Provost and Chief Academic Officer. Prior to joining Strayer, Dr. Plater was the Dean of the College of Arts and Sciences at North Carolina A&T State University, where he managed a faculty and staff of approximately 400 people in 13 academic departments, and five affiliated academic programs. Previous to joining North Carolina A&T, Dr. Plater was at Brown University as the Associate Dean of the Graduate School. Before joining Brown, Dr. Plater taught “capstone” Business Policy/Strategic Management classes in the M.B.A. program and the introductory undergraduate management course at the University of Florida. He received a bachelor’s degree in economics from Harvard University, a master’s degree in business administration from the University of Pennsylvania, and a Ph.D. from the College of William and Mary.

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

Ms. Randi Reich Cosentino is Provost and Chief Academic Officer. Ms. Cosentino has been with the University since 2001 and has served as Senior Vice President – Academic Administration, Director of Online Operations, Director of Business Processes, Director of New Campus Openings, and as an Adjunct Faculty Member. Prior to joining Strayer, Ms. Cosentino co-founded and managed business and strategic development for Mascot Network, an application service provider serving the higher education market. Ms. Cosentino also served several years in city government with the City of New York as the Assistant Director in the Mayor’s Office of Transportation. Ms. Cosentino holds a bachelor’s degree in psychology and political science from the University of Pennsylvania, a master’s degree in business administration from Harvard University, and an Ed.D in higher education also from the University of Pennsylvania.

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

Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2012.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2012.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2012.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2012.

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

Date: February 19, 2013

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman (Robert S. Silberman)	Chairman of the Board and Chief Excutive Officer (Principal Executive Officer)	February 19, 2013

/s/ Mark C. Brown (Mark C. Brown)	Chief Financial Officer (Principal Financial and ccounting Officer)	February 19, 2013

/s/ Charlotte F. Beason (Charlotte F. Beason)	Director	February 19, 2013

/s/ William E. Brock (William E. Brock)	Director	February 19, 2013

/s/ John T. Casteen III (John T. Casteen III)	Director	February 19, 2013

/s/ David A. Coulter (David A. Coulter)	Director	February 19, 2013

/s/ Robert R. Grusky (Robert R. Grusky)	Director	February 19, 2013

/s/ Robert L. Johnson (Robert L. Johnson)	Director	February 19, 2013

/s/ Karl McDonnell (Karl McDonnell)	Director, President and Chief Operating Officer	February 19, 2013

/s/ Todd A. Milano (Todd A. Milano)	Director	February 19, 2013

/s/ G. Thomas Waite, III (G. Thomas Waite, III)	Director	February 19, 2013

/s/ J. David Wargo (J. David Wargo)	Director	February 19, 2013

Exhibit Index

Exhibit Number	Description

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

10.4†
Form of Restricted Stock Award Agreement —Time Vesting — under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 000-21039) filed with the Commission on February 14, 2013)

10.5†
Form of Restricted Stock Award Agreement — Performance Vesting — under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 000-21039) filed with the Commission on February 14, 2013)

10.6†
Form of Option Agreement under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 000-21039) filed with the Commission on February 14, 2013)

10.7†	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 000-21039) filed with the Commission on February 14, 2013)

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included in signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.
†	Denotes management contract or compensation plan or arrangement.