Form 10-Q
period 2013-03-31
STRAYER EDUCATION INC
filed 2013-05-03
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of April 19, 2013, there were outstanding 10,810,872 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at December 31, 2012 and March 31, 2013	3

Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2013	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2013	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2012 and 2013	5

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2013	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 5. Other Information	20

Item 6. Exhibits	21

SIGNATURES	22

CERTIFICATIONS

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$47,517	$50,762
Tuition receivable, net of allowances for doubtful accounts of $6,596 and $6,476 at December 31, 2012 and March 31, 2013, respectively	23,262	22,181
Income taxes receivable	4,454	─
Other current assets	14,422	12,052
Total current assets	89,655	84,995
Property and equipment, net	121,520	117,912
Deferred income taxes	3,279	─
Goodwill	6,800	6,800
Other assets	6,538	6,320
Total assets	$227,792	$216,027

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$39,124	$31,082
Income taxes payable	─	4,700
Unearned tuition	494	229
Other current liabilities	281	281
Current portion of term loan	3,125	3,125
Total current liabilities	43,024	39,417
Term loan, less current portion	121,875	121,094
Other long-term liabilities	21,905	23,193
Total liabilities	186,804	183,704
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,387,299 and 10,810,872 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	114	108
Additional paid-in capital	299	377
Retained earnings	41,311	32,435
Accumulated other comprehensive income (loss)	(736)	(597)
Total stockholders’ equity	40,988	32,323
Total liabilities and stockholders’ equity	$227,792	$216,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended March 31,
	2012	2013

Revenues	$149,532	$137,506
Costs and expenses:
Instruction and educational support	73,764	73,427
Marketing	15,469	17,721
Admissions advisory	6,793	5,351
General and administration	12,648	11,088
Total costs and expenses	108,674	107,587
Income from operations	40,858	29,919
Investment income	1	—
Interest expense	1,208	1,296
Income before income taxes	39,651	28,623
Provision for income taxes	15,662	11,392
Net income	$23,989	$17,231

Earnings per share:
Basic	$2.10	$1.59
Diluted	$2.09	$1.59
Weighted average shares outstanding:
Basic	11,419	10,813
Diluted	11,477	10,850

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2012	2013
Net income	$23,989	$17,231
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	(41)	139
Comprehensive income	$23,948	$17,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2011	11,792,456	$118	$295	$42,491	$(611)	$42,293
Tax shortfall associated with stock-based compensation arrangements	—	—	(740)	—	—	(740)
Restricted stock grants, net of forfeitures	71,484	1	(1)	—	—	—
Stock-based compensation	—	—	2,390	—	—	2,390
Common stock dividends	—	—	—	(11,865)	—	(11,865)
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(41)	(41)
Net income	—	—	—	23,989	—	23,989
Balance at March 31, 2012	11,863,940	$119	$1,944	$54,615	$(652)	$56,026

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2012	11,387,299	$114	$299	$41,311	$(736)	$40,988
Tax shortfall associated with stock-based compensation arrangements	—	—	(421)	(2,865)	—	(3,286)
Repurchase of common stock	(495,085)	(5)	(1,752)	(23,242)	—	(24,999)
Restricted stock grants, net of forfeitures and conversions	(81,342)	(1)	1	—	—	—
Stock-based compensation	—	—	2,250	—	—	2,250
Change in fair value of derivative instrument, net of income tax	—	—	—	—	139	139
Net income	—	—	—	17,231	—	17,231
Balance at March 31, 2013	10,810,872	$108	$377	$32,435	$(597)	$32,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2012	2013

Cash flows from operating activities:
Net income	$23,989	$17,231
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(70)	(70)
Amortization of deferred rent	147	27
Amortization of deferred financing costs	200	195
Depreciation and amortization	5,817	6,190
Deferred income taxes	(317)	(661)
Stock-based compensation	2,390	2,250
Changes in assets and liabilities:
Tuition receivable, net	1,686	1,081
Other current assets	(957)	1,645
Other assets	(154)	(4)
Accounts payable and accrued expenses	2,369	(8,220)
Income taxes payable and income taxes receivable	15,443	11,847
Unearned tuition	(14,061)	(265)
Other long-term liabilities	—	147
Net cash provided by operating activities	36,482	31,393

Cash flows from investing activities:
Purchases of property and equipment	(4,050)	(2,368)
Net cash used in investing activities	(4,050)	(2,368)

Cash flows from financing activities:
Repurchase of common stock	—	(24,999)
Payments on term loan	(5,000)	(781)
Payments on revolving credit facility	(20,000)	—
Common dividends paid	(11,865)	—
Net cash used in financing activities	(36,865)	(25,780)
Net (decrease) increase in cash and cash equivalents	(4,433)	3,245
Cash and cash equivalents – beginning of period	57,137	47,517
Cash and cash equivalents – end of period	$52,704	$50,762

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$1,225	$706

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of March 31, 2012 and 2013 is unaudited

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

All information as of December 31, 2012 and March 31, 2012 and 2013, and for the three months ended March 31, 2012 and 2013 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 96% of the Company’s revenues during the three months ended March 31, 2013 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as unearned tuition. Revenues also include textbook-related income, application fees, technology fees, placement test fees, withdrawal fees, certificate revenue, and other income, which are recognized when earned.

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

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No impairment occurred during the quarter ended March 31, 2013.

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

Stock-based compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three months ended March 31, 2012 and 2013, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive stock awards. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the three months ended March 31, 2012 and 2013, the Company had no issued and outstanding stock options that were included in the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	For the three months ended March 31,
	2012	2013
Weighted average shares outstanding used to compute basic earnings per share	11,419	10,813
Unvested restricted stock and restricted stock units	58	37
Shares used to compute diluted earnings per share	11,477	10,850

3. Term Loan and Revolving Credit Facility

On November 8, 2012, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Amended Credit Facility”), providing for a $100.0 million revolving credit facility and $125.0 million term loan facility, with an option, subject to obtaining additional loan commitments and the satisfaction of certain conditions, to increase the commitments under the Credit Facility by up to $50.0 million in the future. Each of the revolving portions of the Amended Credit Facility, which includes a letter of credit subfacility of $50.0 million, and the term loan portion of the Amended Credit Facility matures on December 31, 2016, and amends and refinances the Company’s original Credit Facility. The term loan portion of the Amended Credit Facility also includes required quarterly amortization payments in the amount of $781,250, or 0.625% of the aggregate original principal amount of the term loan facility, in the case of each payment made during calendar years 2013 and 2014, and $1,562,500, or 1.25% of the aggregate original principal amount of the term loan facility, in the case of each payment made during calendar years 2015 and 2016. The Amended Credit Facility is guaranteed by the University and is secured by substantially all of the personal property and assets of the Company and the guarantor.

 Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on the Company’s leverage ratio. For the $125.0 million term loan facility, the Company entered into an additional interest rate swap arrangement that fixes its interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving portion of the Amended Credit Facility. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

●	a total leverage ratio of not greater than 2.00:1.00;

●	a coverage ratio of not less than 1.75:1.00; and

●	a Department of Education financial composite score of not less than 1.5.

The Company was in compliance with all the terms of the Amended Credit Facility at March 31, 2013.

During the quarter ended March 31, 2013, the Company paid cash interest of $1.1 million.

As of March 31, 2013, the Company had outstanding $124.2 million under the term loan facility and no balance outstanding under the revolving credit facility.

Debt and short-term borrowings consist of the following as of March 31, 2013 (in thousands):

Term loan	$124,219
Revolving credit facility	—
Total debt	124,219

Less: Current portion of long-term debt	3,125
Long-term debt	$121,094

Aggregate debt maturities as of March 31, 2013 are as follows:

2013	$2,344
2014	3,125
2015	6,250
2016	112,500
$124,219

 Interest Rate Swap

The Company was party to an interest rate swap on the outstanding balance of the Company’s existing Credit Facility. On November 8, 2012, the Company entered into an additional interest rate swap arrangement in order to minimize the interest rate exposure on the entire balance of the term loan facility (the “Swaps,” inclusive of the existing swap). The Swaps effectively fix the variable interest rate on the associated debt at an effective rate ranging from 2.85% to 3.35%, depending on the leverage ratio, rather than being subject to fluctuations in the LIBOR rate. The terms of the Swaps effectively match the term of the underlying term loan facility. The Swaps have been designated as a cash flow hedge and have been deemed effective in accordance with the Derivatives and Hedging Topic, ASC 815. The Company expects the Swaps to continue to be deemed effective for the duration of the Swaps. The fair value of the Swaps is included in other long-term liabilities in the Company’s consolidated balance sheets.

4. Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,381	$1,381	$—	$—
Total assets at fair value on a recurring basis	$1,381	$1,381	$—	$—
Liabilities:
Other liabilities:
Interest rate swaps	$980	$—	$980	$—
Deferred payments	2,115	—	—	2,115
Total liabilities at fair value on a recurring basis	$3,095	$—	$980	$2,115

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,380	$1,380	$—	$—
Total assets at fair value on a recurring basis	$1,380	$1,380	$—	$—

Liabilities:
Other liabilities:
Interest rate swaps	$1,211	$—	$1,211	$—
Deferred payments	2,119	—	—	2,119
Total liabilities at fair value on a recurring basis	$3,330	$—	$1,211	$2,119

The Company measures the above items on a recurring basis at fair value as follows:

●
Money market funds — Classified in Level 1 is excess cash the Company may hold in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. The Company’s remaining cash and cash equivalents held at December 31, 2012 and March 31, 2013, approximate fair value and is not disclosed in the above tables because of the short-term nature of the financial instruments.

●
Interest rate swaps — The Company has two interest rate swaps with a notional amount of $124.2 million as of March 31, 2013, used to minimize the interest rate exposure and fix the variable interest rate on a portion of the Company’s variable rate debt. The swaps are classified within Level 2 and are valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

●
Deferred payments — The Company acquired certain assets and entered into a deferred payment arrangement with one of the sellers, which are classified within Level 3 as there is no liquid market for similarly priced instruments. The deferred payments are valued using a discounted cash flow model that encompassed significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the program matures.

At March 31, 2013, the carrying value of the Company’s debt was $124.2 million. All of the Company’s debt is variable interest rate debt and the carrying amount approximates fair value.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the three months ended March 31, 2012 or 2013. Assets measured at fair value on a non-recurring basis as of December 31, 2012 and March 31, 2013, include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets. The changes in the fair value of the Company’s Level 3 liability during the three months ended March 31, 2013 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2012	$2,119
Amounts earned	(65)
Adjustments to fair value	61
Transfers in or out of Level 3	—
Balance at March 31, 2013	$2,115

5. Stockholders’ Equity

Authorized stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 11,387,299 and 10,810,872 shares were issued and outstanding as of December 31, 2012 and March 31, 2013, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. In 2012, the Company paid an annual cash dividend of $4.00 per share, or $1.00 per share quarterly. No dividend was paid in the first quarter of 2013.

Stock-based compensation plans

The Strayer Education Inc. 2011 Equity Compensation Plan (the “Plan”) provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, stock options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the Plan is ten years. Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination or employment, prior to vesting in the award.

 Restricted Stock and Restricted Stock Units

In February 2013, the Company’s Board of Directors approved grants of 165,712 shares of restricted stock to certain individuals. These shares, which vest over a three- to five-year period, were granted pursuant to the Plan. The Company’s stock price closed at $62.28 on the date of these restricted stock grants. In March 2013, outstanding awards of 200,000 restricted shares were converted to restricted stock units.

The table below sets forth the restricted stock and restricted stock units activity for the three months ended March 31, 2013:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2012	434,439	$178.88
Grants	165,712	$62.28
Vested shares	(32,568)	$189.61
Forfeitures	(47,054)	$215.71
Balance, March 31, 2013	520,529	$137.76

Stock Options

In February 2013, the Company’s Board of Directors granted an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $51.95 per share.  The award vests in its entirety two years from the date of grant and expires eight years from the date of grant.  The weighted average fair value of the options granted in the three months ended March 31, 2013, is estimated at $22.09 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.877%; an expected life of five years; volatility of 48.49%; and dividend yield of 0% over the expected life of the option.

The table below sets forth the stock option activity for the three months ended March 31, 2013 and other stock option information at March 31, 2013:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (yrs.)	Aggregate intrinsic value(¹) (in thousands)
Balance, December 31, 2012	100,000	$107.28	0.1	$—
Grants	100,000	51.95
Exercises	—	—
Forfeitures/Expirations	(100,000)	107.28
Balance, March 31, 2013	100,000	$51.95	7.8	$—
Exercisable, March 31, 2013	—	$—	—	—
_______
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

Valuation and Expense Information under Stock Compensation Topic ASC 718

At March 31, 2013, total stock-based compensation cost which has not yet been recognized was $44.4 million, all for unvested stock and stock option awards. This cost is expected to be recognized over the next 60 months on a weighted-average basis. Awards of approximately 344,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding future operating performance of the Company. If the performance targets are not reached during the vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table summarizes the stock-based compensation expense recorded for the three months ended March 31, 2012 and 2013 by expense line item (in thousands):

	For the three months ended March 31,
	2012	2013
Instruction and educational support	$671	$1,097
Marketing	—	—
Admissions advisory	—	—
General and administration	1,719	1,153
Stock-based compensation expense included in operating expense	2,390	2,250
Tax benefit	944	895
Stock-based compensation expense, net of tax	$1,446	$1,355

During the three months ended March 31, 2012 and 2013, the Company recognized a tax shortfall related to share-based payment arrangements of $0.7 million and $3.3 million, respectively. No stock options were exercised during the three months ended March 31, 2012 or 2013.

6. Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2012 and March 31, 2013 (in thousands):

	2012	2013
Deferred rent and other facility costs	$11,650	$11,901
Deferred payments related to acquisition	4,919	4,915
Lease incentives	3,150	3,086
Deferred taxes	—	1,406
Fair value of interest rate swap (see Note 3)	1,211	980
Deferred gain on sale of campus building	975	905
	$21,905	$23,193

Deferred Rent and Other Facility Costs

In accordance with the Operating Leases Subtopic, ASC 840-20 (“ASC 840-20”), the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a liability. Other facility costs include lease costs of non-campus facilities that are not currently in use.

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

7. Income Taxes

The Income Taxes Topic, ASC 740 (“ASC 740”), requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The amount of unrecognized tax benefits and liabilities at March 31, 2013 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2011 and 2012 remain open for Federal tax examination, and the tax years 2009-2012 remain open to examination by the state and local taxing jurisdictions in which the Company is subject.

8. Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action was filed in the United States District Court for the Middle District of Florida. On March 20, 2012, the District Court granted the Company’s motion to dismiss the complaint for failure to state a claim, and the Eleventh Circuit Court of Appeals upheld that dismissal on December 13, 2012. That dismissal became the final disposition of the case on March 13, 2013, when the deadline expired for plaintiffs to request further appeal. A shareholder derivative action alleging similar facts was filed in the Circuit Court of Fairfax County, Virginia, which action was voluntarily dismissed by nonsuit on June 12, 2012.  There are no pending material legal proceedings to which we are subject or to which our property is subject.

9. Regulation

On June 13, 2011, the Department of Education published its final regulations defining the term “gainful employment.” Under the regulations, a particular program offered by an institution would become ineligible for Title IV funding if it could not pass at least one of three alternative measurements in three out of four consecutive years. The first year that a program could become ineligible is 2015. On June 21, 2012, the Department released illustrative data indicating that all of the University’s programs comply with the regulations.  Although the regulations were scheduled to go into effect July 1, 2012, the U.S. District Court in Association of Private Sector Colleges and Universities v. Duncan, vacated most of the regulations on June 30, 2012.  The Department filed a motion for reconsideration, which the Court denied on March 19, 2013, holding that the data collection required by the regulations was prohibited by statute.  On April 16, 2013, the Department announced that it would add gainful employment, program integrity, Title IV cash management, and state authorization of distance education among others to a negotiated rulemaking previously initiated in May 2012. The first of three additional hearings to be held on these topics is scheduled for May 21, 2013. The Department has indicated that it anticipates negotiations will begin in September 2013.

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

Results of Operations

In the first quarter of 2013, we generated $137.5 million in revenue, a decrease of 8% compared to the same period in 2012. Income from operations was $29.9 million for the first quarter of 2013, a decrease of 27% compared to the same period in 2012. Net income was $17.2 million in the first quarter of 2013, a decrease of 28%, compared to the same period in 2012. Diluted earnings per share was $1.59 for the first quarter of 2013 compared to $2.09 for the same period in 2012, a decrease of 24%.

Key enrollment trends by quarter were as follows:

Enrollment
% Change vs. Prior Year

Although we do not know for sure why our recent enrollment trends and that of the proprietary higher education sector generally have been negative, we believe that sustained levels of high unemployment and the resulting lower confidence in job prospects are contributing factors. The average 19% decline in our new students in 2011 had an adverse impact on 2012 enrollment since there were fewer students from 2011 continuing their education in 2012. We believe it will take several quarters of new student growth in order to achieve overall enrollment growth.

We cannot predict future enrollments or whether new student enrollment will decline further, stabilize or increase in response to the economy or other factors. We can describe what we think our business model may look like financially under different enrollment scenarios. We implemented a 3% tuition increase in 2013 but we expect roughly flat revenue per student in 2013 due to the University’s continued mix shift towards graduate and corporate sponsored students, as well as continued targeted use of scholarships. At 2012 enrollment levels, we also would expect Strayer University’s expenses to grow 1% to 2% in 2013, reflecting the annualization of operating costs at the eight new campuses opened during 2012, but that no additional campuses are currently planned for 2013. We expect that at the 2012 revenue level, anticipated 2013 expenses would lead to a 19-20% operating margin in 2013, and EPS in the $5.40-$5.60 range. Each 1% increase (or decrease) in revenue from 2012 levels in 2013 will have an approximate 50 basis points positive (or negative) impact on operating margin, and an approximate $0.20 positive (or negative) impact on earnings per share. Finally, this model assumes an effective tax rate of 39.5% and 11,500,000 diluted shares outstanding.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Enrollment. Enrollment at Strayer University for the 2013 winter term, which began January 7, 2013 and ended March 18, 2013, decreased 5% to 47,926 students compared to 50,432 students for the same term in 2012. New student enrollments decreased 5% and continuing student enrollments also decreased 5%. Global online students increased 9% while students taking 100% of their classes online (including campus based students) decreased 3%.

Revenues. Revenues decreased 8% to $137.5 million in the first quarter of 2013 from $149.5 million in the first quarter of 2012, principally due to 5% lower enrollments and 3% lower revenue per student.

Instruction and educational support expenses. Instruction and educational support expenses decreased slightly to $73.4 million in the first quarter of 2013 from $73.8 million in the first quarter of 2012. Instruction and educational support expenses as a percentage of revenues increased to 53.4% in the first quarter of 2013 from 49.3% in the first quarter of 2012, largely due to the decline in tuition revenues.

Marketing expenses. Marketing expenses increased by $2.2 million, or 15%, to $17.7 million in the first quarter of 2013 from $15.5 million in the first quarter of 2012 largely due to our expansion into new markets. Marketing expenses as a percentage of revenues increased to 12.9% in the first quarter of 2013, from 10.3% in the third quarter of 2012, largely due to these expenses increasing while tuition revenues declined.

Admissions advisory expenses. Admissions advisory expenses decreased by $1.4 million, or 21%, to $5.4 million in the first quarter of 2013 from $6.8 million in the first quarter of 2012. Admissions advisory expenses as a percentage of revenues decreased to 3.9% in the first quarter of 2013 from 4.5% in the first quarter of 2012, largely due to lower personnel costs.

General and administration expenses. General and administration expenses decreased $1.5 million, or 12%, to $11.1 million in the first quarter of 2013 from $12.6 million in the first quarter of 2012, primarily due to a reduction in professional services and stock-based compensation expenses. General and administration expenses as a percentage of revenues decreased slightly to 8.1% in the first quarter of 2013 from 8.5% in the first quarter of 2012.

Income from operations. Income from operations decreased $11.0 million, or 27%, to $29.9 million in the first quarter of 2013 from $40.9 million in the first quarter of 2012, due to the aforementioned factors.

Investment income. We had no investment income in the first quarter of 2013 compared to $1,000 in the first quarter of 2012.

Interest expense. Interest expense increased slightly by $0.1 million, or 7%, to $1.3 million in the first quarter of 2013 compared to $1.2 million in the first quarter of 2012, due to higher average debt outstanding in the quarter partly offset by a lower interest rate.

Provision for income taxes. Income tax expense decreased $4.3 million, or 27%, to $11.4 million in the first quarter of 2013 from $15.7 million in the first quarter of 2012, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.8% in the first quarter of 2013 compared to 39.5% in the first quarter of 2012.

Net income. Net income decreased $6.8 million, or 28%, to $17.2 million in the first quarter of 2013 from $24.0 million in the first quarter of 2012 due to the factors discussed above.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $50.8 million compared to $47.5 million at December 31, 2012, and $52.7 million at March 31, 2012. At March 31, 2013, most of our cash was invested in bank overnight deposits.

On November 8, 2012, we entered into a second amended and restated revolving credit and term loan agreement which is secured by our assets and provides for a $100.0 million revolving credit facility and $125.0 million term loan facility with a maturity date of December 31, 2016.  Proceeds from the new term loan were used to pay off $77.5 million outstanding under the original term loan facility.  We had no outstanding balance under the prior revolving credit facility on the day of closing. At March 31, 2013, we had $124.2 million outstanding under the new term loan and no balance outstanding under the revolving credit facility. In 2013, we are obligated to repay $3.1 million of the term loan.

For the three months ended March 31, 2013, we generated $31.4 million of net cash from operating activities compared to $36.5 million for the same period in 2012. Capital expenditures were $2.4 million for the three months ended March 31, 2013 compared to $4.1 million for the same period in 2012. We do not plan to open any new campuses during 2013. We invested $25.0 million to repurchase common shares in the open market during the three months ended March 31, 2013. We had $70.0 million of share repurchase authorization remaining at March 31, 2013.

In the first quarter of 2013, bad debt expense as a percentage of revenues was 4.0% compared to 3.8% for the same period in 2012. Days sales outstanding was 15 days at the end of the first quarter of 2013 compared to 14 days at the end of the first quarter of 2012.

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

The table below sets forth our contractual commitments associated with operating leases, and the revolving credit and term loan facilities as of March 31, 2013. Although they have been paid in the past, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$234,671	$40,507	$76,066	$57,790	$60,308
Term loan	124,219	3,125	10,156	110,938	—
Total	$358,890	$43,632	$86,222	$168,728	$60,308

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the impact of interest rate changes and may be subject to changes in the market values of its future investments. The Company invests its excess cash in bank overnight deposits, money market funds and marketable securities. The Company has not used derivative financial instruments in its investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings by the Company under its revolving credit facility. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2013, a 1% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense the Company incurs. On November 8, 2012, the Company entered into a second amended and restated revolving credit and term loan agreement providing for a $100 million revolving credit facility and a $125 million term loan facility. Borrowings under the $100 million revolving credit facility bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on the Company’s leverage ratio. Also on November 8, 2012, the Company entered into an additional interest rate swap arrangement for the $125 million term loan facility that fixes the Company’s interest rate on the term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio, for the duration of the term loan. Although an increase in LIBOR would not affect interest expense on the term loan, it would affect interest expense on any outstanding balance of the revolving credit facility and the fair value of the interest rate swap arrangement. For every 100 basis points increase in LIBOR, the Company would incur an incremental $1.0 million in interest expense per year assuming the entire $100 million revolving credit facility were utilized, but such an increase in LIBOR would not materially affect the value of the Company’s interest rate swap.

ITEM 4: CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of March 31, 2013, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including its consolidated subsidiary) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. On October 15, 2010, a putative securities class action was filed in the United States District Court for the Middle District of Florida. On March 20, 2012, the District Court granted the Company’s motion to dismiss the complaint for failure to state a claim, and the Eleventh Circuit Court of Appeals upheld that dismissal on December 13, 2012. That dismissal became the final disposition of the case on March 13, 2013, when the deadline expired for plaintiffs to request further appeal. A shareholder derivative action alleging similar facts was filed in the Circuit Court of Fairfax County, Virginia, which action was voluntarily dismissed by nonsuit on June 12, 2012. There are no pending material legal proceedings to which we are subject or to which our property is subject.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business. There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Those risks are incorporated herein by this reference. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, the Company invested $25.0 million to repurchase shares of common stock under its repurchase program.(1) The Company’s remaining authorization for common stock repurchases was $70.0 million at March 31, 2013 for use during the remainder of 2013. A summary of the Company’s share repurchases during the quarter is set forth below:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
Beginning Balance (at 12/31/12)				$95.0
January	29,975	$58.38	29,975	$93.2
February	115,390	51.98	115,390	$87.3
March	349,720	49.33	349,720	$70.0
Total (at 3/31/13)	495,085	$50.49	495,085	$70.0
_________
(1)
The Company’s repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date, most recently on November 9, 2012 when the Board of Directors increased the amount authorized by an addition $100.0 million for 2012 and 2013.

Item 3. Defaults Upon Senior Securities

None

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

The Company held its 2013 Annual Meeting of Stockholders on May 2, 2013. There were 11,119,592 shares of common stock eligible to be voted at the Annual Meeting and 10,047,092 shares were presented in person or represented by proxy at the meeting which constituted a quorum to conduct business.

There were three proposals submitted to the Company’s stockholders at the Annual Meeting.  All proposals were passed.  The final results of voting on each of the proposals are as follows:

Proposal 1: To elect ten directors to the Board of Directors from the nominees named in the attached proxy statement to serve for a term of one year or until their respective successors are elected and qualified.

Nominee	Votes For	Votes Against	Abstain	Broker Non-Vote
Robert S. Silberman	9,395,551	29,474	3,770	618,297
Robert R. Grusky	9,393,105	31,520	4,170	618,297
Dr. Charlotte F. Beason	9,393,077	31,697	4,021	618,297
William E. Brock	9,049,042	375,784	3,969	618,297
Dr. John T. Casteen, III	9,263,081	162,588	3,126	618,297
Robert L. Johnson	8,939,957	484,667	4,171	618,297
Karl McDonnell	9,389,368	35,803	3,624	618,297
Todd A. Milano	9,387,932	36,793	4,070	618,297
G. Thomas Waite, III	9,387,098	37,626	4,071	618,297
J. David Wargo	9,401,611	23,113	4,071	618,297

Proposal 2: To ratify the appointment of PricewaterhouseCoopers LLP as the Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2013.

Votes For	Votes Against	Abstain	Broker Non-Vote
10,015,261	28,430	3,401	0

Proposal 3: To conduct an advisory vote on the compensation of the named executive officers.

Votes For	Votes Against	Abstain	Broker Non-Vote
8,488,163	928,418	12,214	618,297

Entry into a Material Definitive Agreement

On May 2, 2013, the Company amended and restated the Employment Agreement of Robert S. Silberman, dated as of April 6, 2001 and as amended on March 11, 2005, in connection with his previously disclosed transition from Chief Executive Officer to Executive Chairman. Under the amended Employment Agreement, Mr. Silberman’s term of employment is six years, and is renewable thereafter for one year terms unless the Company or Mr. Silberman provides notice otherwise. The amended agreement provides for a base salary of $665,000 per annum (subject to annual increases for at least cost of living adjustments). Mr. Silberman is also eligible to receive a target profit share of at least 125% of base salary, for each of the fiscal years during which he is employed, upon meeting certain corporate and financial goals annually approved by the Board.

The Company also entered into an employment agreement on May 2, 2013 with Karl McDonnell, in connection with his promotion to Chief Executive Officer. Under the Employment Agreement, Mr. McDonnell's term of employment is six years and is renewable thereafter for one year terms unless the Company or Mr. McDonnell provides notice otherwise. Under the agreement Mr. McDonnell will receive a base salary of $665,000 per annum (subject to annual increases for at least cost of living adjustments). Mr. McDonnell is also eligible to receive a target profit share of 125% of base salary, for each fiscal year during which he is employed, upon meeting certain corporate and financial goals annually approved by the Board, and an annual restricted share grant target equivalent to $2,000,000, awarded at each annual meeting.

Item 6. Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAYER EDUCATION, INC.

By: /s/ Mark C. Brown
Mark C. Brown
Executive Vice President and Chief Financial Officer
Date: May 3, 2013

Exhibit Index

Exhibit	Description
10.1*†	Employment Agreement, dated as of May 2, 2013, between Strayer Education, Inc. and Robert S. Silberman.

10.2*†	Employment Agreement, dated as of May 2, 2013, between Strayer Education, Inc. and Karl McDonnell.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document

101.	SCH XBRL Schema Document

101.	CAL XBRL Calculation Linkbase Document

101.	DEF XBRL Definition Linkbase Document

101.	LAB XBRL Label Linkbase Document

101.	PRE XBRL Presentation Linkbase Document

* Filed herewith.
† Denotes management contract or compensation plan or arrangement.