Form 10-Q
period 2013-06-30
STRAYER EDUCATION INC
filed 2013-07-26
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of July 15, 2013, there were outstanding 10,870,468 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at December 31, 2012 and June 30, 2013	3

Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2013	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2013	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2012 and 2013	5

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2013	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Mine Safety Disclosures	20

Item 5. Other Information	20

Item 6. Exhibits	20

SIGNATURES	21

CERTIFICATIONS

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$47,517	$67,540
Tuition receivable, net of allowances for doubtful accounts of $6,596 and $5,777 at December 31, 2012 and June 30, 2013, respectively	23,262	23,336
Income taxes receivable	4,454	—
Other current assets	14,422	11,383
Total current assets	89,655	102,259
Property and equipment, net	121,520	114,198
Deferred income taxes	3,279	—
Goodwill	6,800	6,800
Other assets	6,538	6,565
Total assets	$227,792	$229,822

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$39,124	$31,617
Income taxes payable	—	711
Unearned tuition	494	227
Other current liabilities	281	281
Current portion of term loan	3,125	3,125
Total current liabilities	43,024	35,961
Term loan, less current portion	121,875	120,313
Other long-term liabilities	21,905	22,593
Total liabilities	186,804	178,867
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,387,299 and 10,870,468 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	114	109
Additional paid-in capital	299	3,123
Retained earnings	41,311	47,437
Accumulated other comprehensive (loss) income	(736)	286
Total stockholders’ equity	40,988	50,955
Total liabilities and stockholders’ equity	$227,792	$229,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2013	2012	2013

Revenues	$146,254	$131,980	$295,786	$269,486
Costs and expenses:
Instruction and educational support	75,652	71,305	149,416	144,732
Marketing	15,053	16,228	30,522	33,949
Admissions advisory	6,453	5,212	13,246	10,563
General and administration	12,928	12,978	25,576	24,066
Total costs and expenses	110,086	105,723	218,760	213,310
Income from operations	36,168	26,257	77,026	56,176
Investment income	2	—	3	—
Interest expense	1,109	1,337	2,317	2,633
Income before income taxes	35,061	24,920	74,712	53,543
Provision for income taxes	13,849	9,918	29,511	21,310
Net income	$21,212	$15,002	$45,201	$32,233
Earnings per share:
Basic	$1.86	$1.43	$3.96	$3.02
Diluted	$1.85	$1.42	$3.94	$3.01
Weighted average shares outstanding:
Basic	11,430	10,502	11,425	10,658
Diluted	11,483	10,535	11,480	10,693

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2013	2012	2013

Net Income	$21,212	$15,002	$45,201	$32,233
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	94	883	53	1,022
Comprehensive income	$21,306	$15,885	$45,254	$33,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	(Loss) Income	Total
Balance at December 31, 2011	11,792,456	$118	$295	$42,491	$(611)	$42,293
Tax shortfall associated with stock-based compensation arrangements	—	—	(393)	—	—	(393)
Restricted stock grants, net of forfeitures	81,834	1	(1)	—	—	—
Stock-based compensation	—	—	5,830	—	—	5,830
Common stock dividends	—	—	—	(23,737)	—	(23,737)
Change in fair value of derivative instrument, net of income tax	—	—	—	—	53	53
Net income	—	—	—	45,201	—	45,201
Balance at June 30, 2012	11,874,290	$119	$5,731	$63,955	$(558)	$69,247

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	(Loss) Income	Total
Balance at December 31, 2012	11,387,299	$114	$299	$41,311	$(736)	$40,988
Tax shortfall associated with stock-based compensation arrangements	—	—	(656)	(2,865)	—	(3,521)
Repurchase of common stock	(495,085)	(5)	(1,752)	(23,242)	—	(24,999)
Restricted stock grants, net of forfeitures and conversions	(21,746)	—	—	—	—	—
Stock-based compensation	—	—	5,232	—	—	5,232
Change in fair value of derivative instrument, net of income tax	—	—	—	—	1,022	1,022
Net income	—	—	—	32,233	—	32,233
Balance at June 30, 2013	10,870,468	$109	$3,123	$47,437	$286	$50,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2012	2013

Cash flows from operating activities:
Net income	$45,201	$32,233
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(140)	(140)
Amortization of deferred rent	148	(114)
Amortization of deferred financing costs	399	390
Depreciation and amortization	11,749	12,434
Deferred income taxes	(1,531)	(1,447)
Stock-based compensation	5,830	5,232
Changes in assets and liabilities:
Tuition receivable, net	788	(74)
Other current assets	357	2,496
Other assets	(133)	(3)
Accounts payable and accrued expenses	(7,752)	(7,536)
Income taxes payable and income taxes receivable	(136)	8,209
Unearned tuition	(12,203)	(267)
Other long-term liabilities	84	165
Net cash provided by operating activities	42,661	51,578

Cash flows from investing activities:
Purchases of property and equipment	(9,871)	(4,994)
Net cash used in investing activities	(9,871)	(4,994)

Cash flows from financing activities:
Repurchase of common stock	—	(24,999)
Payments on term loan	(12,500)	(1,562)
Payments on revolving credit facility	(33,000)	—
Proceeds from revolving credit facility	28,000	—
Common dividends paid	(23,737)	—
Net cash used in financing activities	(41,237)	(26,561)
Net (decrease) increase in cash and cash equivalents	(8,447)	20,023
Cash and cash equivalents – beginning of period	57,137	47,517
Cash and cash equivalents – end of period	$48,690	$67,540

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$585	$557

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of June 30, 2012 and 2013 is unaudited.

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

All information as of December 31, 2012 and June 30, 2012 and 2013, and for the three and six months ended June 30, 2012 and 2013 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 96% of the Company’s revenues during the six months ended June 30, 2013 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as unearned tuition. Revenues also include textbook-related income, application fees, technology fees, placement test fees, withdrawal fees, certificate revenue, and other income, which are recognized when earned.

Fair Value

The Fair Value Measurement Topic, ASC 820 (“ASC 820”), establishes a framework for measuring fair value, establishes a fair value hierarchy based upon the observability of inputs used to measure fair value, and expands disclosures about fair value measurements. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Under ASC 820, fair value of an investment is the price that would be received to sell an asset or to transfer a liability to an entity in an orderly transaction between market participants at the measurement date. The hierarchy gives the highest priority to assets and liabilities with readily available quoted prices in an active market and lowest priority to unobservable inputs which require a higher degree of judgment when measuring fair value, as follows:

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

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No impairment occurred during the period ended June 30, 2013.

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

Stock-based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2013, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive stock awards. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the three and six months ended June 30, 2012 and 2013, the Company had no issued and outstanding stock options that were included in the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2013	2012	2013
Weighted average shares outstanding used to compute basic earnings per share	11,430	10,502	11,425	10,658
Unvested restricted stock	53	33	55	35
Shares used to compute diluted earnings per share	11,483	10,535	11,480	10,693

3.	Term Loan and Revolving Credit Facility

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

The Company was in compliance with all the terms of the Amended Credit Facility at June 30, 2013.

As of June 30, 2013, the Company had outstanding $123.4 million under the term loan facility and no balance outstanding under the revolving credit facility. During the three and six months ended June 30, 2013, the Company paid cash interest of $1.1 million and $2.2 million, respectively, compared to $0.9 million and $1.9 million during the three and six months ended June 30, 2012, respectively.

Debt and short-term borrowings consist of the following as of June 30, 2013 (in thousands):

Term loan	$123,438
Revolving credit facility	—
Total debt	123,438

Less: Current portion of long-term debt	3,125
Long-term debt	$120,313

Aggregate debt maturities as of June 30, 2013 are as follows:

2013	$1,563
2014	3,125
2015	6,250
2016	112,500
$123,438

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

4.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,381	$1,381	$—	$—
Interest rate swaps	469	—	469	—
Total assets at fair value on a recurring basis	$1,850	$1,381	$469	$—
Liabilities:
Other liabilities:
Deferred payments	$2,116	$—	$—	$2,116
Total liabilities at fair value on a recurring basis	$2,116	$—	$—	$2,116

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,380	$1,380	$—	$—
Total assets at fair value on a recurring basis	$1,380	$1,380	$—	$—
Liabilities:
Other liabilities:
Interest rate swaps	$1,211	$—	$1,211	$—
Deferred payments	2,119	—	—	2,119
Total liabilities at fair value on a recurring basis	$3,330	$—	$1,211	$2,119

The Company measures the above items on a recurring basis at fair value as follows:

●
Money market funds — Classified in Level 1 is excess cash the Company may hold in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. The Company’s remaining cash and cash equivalents held at December 31, 2012 and June 30, 2013, approximate fair value and is not disclosed in the above tables because of the short-term nature of the financial instruments.

●
Interest rate swap — The Company has two interest rate swaps with a notional amount of $123.4 million as of June 30, 2013, used to minimize the interest rate exposure and fix the variable interest rate on a portion of the Company’s variable rate debt. The swaps are classified within Level 2 and are valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

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

At June 30, 2013, the carrying value of the Company’s debt, which is variable interest rate debt, was $123.4 million and approximates fair value. Variable interest rates are established by market data and used with other observable inputs to estimate fair value measurements, which are categorized as Level 2 measurements under ASC 820.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the six months ended June 30, 2012 or 2013. Assets measured at fair value on a non-recurring basis as of December 31, 2012 and June 30, 2013, include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets. The changes in the fair value of the Company’s Level 3 liability during the six months ended June 30, 2013 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2012	$2,119
Amounts earned	(129)
Adjustments to fair value	126
Transfers in or out of Level 3	—
Balance at June 30, 2013	$2,116

5.	Stockholders’ Equity

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 11,387,299 and 10,870,468 shares were issued and outstanding as of December 31, 2012 and June 30, 2013, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. In 2012, the Company paid an annual cash dividend of $4.00 per share, or $1.00 per share quarterly. No dividend was paid in the first and second quarters of 2013.

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

In May 2013, the Company’s Board of Directors approved grants of 43,659 shares of restricted stock. These shares, which vest in their entirety four years from the date of grant, were granted pursuant to the Plan. The Company’s Board of Directors also approved grants of 16,370 shares of restricted stock. These shares, which vest over a three-year period, were awarded to non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program. The Company’s stock price closed at $45.81 on the date of these restricted stock grants.

The table below sets forth the restricted stock and restricted stock units activity for the six months ended June 30, 2013:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2012	434,439	$178.88
Grants	225,741	$57.90
Vested shares	(51,916)	$164.22
Forfeitures	(47,487)	$214.80
Balance, June 30, 2013	560,777	$135.25

Stock Options

In February 2013, the Company’s Board of Directors granted an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $51.95 per share. The award vests in its entirety two years from the date of grant and expires eight years from the date of grant. The weighted average fair value of this option is estimated on the date of grant at $22.09 per share using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 0.877%; an expected life of five years; volatility of 48.49%; and dividend yield of 0% over the expected life of the option.

The table below sets forth the stock option activity for the three months ended June 30, 2013 and other stock option information at June 30, 2013:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (yrs.)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2012	100,000	$107.28	0.1	$—
Grants	100,000	51.95
Forfeitures/Expirations	(100,000)	107.28
Balance, June 30, 2013	100,000	$51.95	7.5	$—
Exercisable, June 30, 2013	—	$—	—	—

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

Valuation and Expense Information under Stock Compensation Topic ASC 718

At June 30, 2013, total stock-based compensation cost which has not yet been recognized was $43.7 million, all for unvested stock and stock option awards. This cost is expected to be recognized over the next 57 months on a weighted-average basis. Awards of approximately 344,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding future operating performance of the Company. If the performance targets are not reached during the vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table summarizes the stock-based compensation expense recorded for the three and six months ended June 30, 2012 and 2013 by expense line item (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2013	2012	2013
Instruction and educational support	$891	$844	$1,562	$1,941
Marketing	—	—	—	—
Admissions advisory	—	—	—	—
General and administration	2,549	2,138	4,268	3,291
Stock-based compensation expense included in operating expense	3,440	2,982	5,830	5,232
Tax benefit	1,359	1,187	2,302	2,082
Stock-based compensation expense, net of income tax	$2,081	$1,795	$3,528	$3,150

During the six months ended June, 2012 and 2013, the Company recognized a tax shortfall related to share-based payment arrangements of $0.4 million and $3.5 million, respectively. No stock options were exercised during the six months ended June 30, 2012 or 2013.

6.	Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2012 and June 30, 2013 (in thousands):

	2012	2013
Deferred rent and other facility costs	$11,650	$11,985
Deferred payments related to acquisition	4,919	4,916
Lease incentives	3,150	2,903
Deferred taxes	—	1,954
Fair value of interest rate swap (see Note 3)	1,211	—
Deferred gain on sale of campus building	975	835
	$21,905	$22,593

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

The Income Taxes Topic, ASC 740 (“ASC 740”), requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The amount of unrecognized tax benefits and liabilities at June 30, 2013 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2011 and 2012 remain open for Federal tax examination, and the tax years 2009-2012 remain open to examination by the state and local taxing jurisdictions in which the Company is subject.

8.	Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

9.	Regulation

After a prior regulation to define “an eligible program of training to prepare students for gainful employment in a recognized occupation,” 20 U.S.C. § 1002(b)(1)(A)(i), was judicially invalidated, the Department on April 16, 2013 announced that it would add gainful employment, program integrity, Title IV cash management, and state authorization of distance education among others to a negotiated rulemaking previously initiated in May 2012. On June 12, 2013, the Department announced that it would establish a separate negotiated rulemaking committee to consider the issue of gainful employment.  The Committee will meet in September and October.

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

Results of Operations

In the second quarter of 2013, we generated $132.0 million in revenue, a decrease of 10% compared to the same period in 2012. Income from operations was $26.3 million for the second quarter of 2013, a decrease of 27% compared to the same period in 2012. Net income was $15.0 million in the second quarter of 2013, a decrease of 29%, compared to the same period in 2012. Diluted earnings per share was $1.42 for the second quarter of 2013 compared to $1.85 for the same period in 2012, a decrease of 23%.

Key enrollment trends by quarter were as follows:

Enrollment
% Change vs Prior Year

Although we do not know for sure why our enrollment trends and that of the proprietary higher education sector generally have been negative, we believe that sustained levels of high unemployment and the resulting lower confidence in job prospects are contributing factors. The decline in our new students in prior years has had and will continue to have an adverse impact on 2013 enrollment since there are fewer students from prior years continuing their education in 2013. We believe it will take several quarters of new student growth in order to achieve overall enrollment growth.

We cannot predict future enrollments or whether new student enrollment will decline further, stabilize, or increase in response to the economy or other factors. We can describe what we think our business model may look like financially under different enrollment scenarios. We implemented a 3% tuition increase in 2013 but we expect roughly flat revenue per student in 2013 due to the University’s continued mix shift towards graduate and corporate sponsored students, as well as continued targeted use of scholarships. At 2012 enrollment levels, we also would expect Strayer University’s expenses to grow 1% to 2% in 2013, reflecting the annualization of operating costs at the eight new campuses opened during 2012. No additional campuses are planned for 2013. We expect that at the 2012 revenue level, anticipated 2013 expenses would lead to a 19-20% operating margin in 2013, and EPS in the $5.40-$5.60 range. Each 1% increase (or decrease) in revenue from 2012 levels in 2013 will have an approximate 50 basis points positive (or negative) impact on operating margin, and an approximate $0.20 positive (or negative) impact on earnings per share. Finally, this model assumes an effective tax rate of 39.5% and 11,500,000 diluted shares outstanding.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Enrollment. Enrollment at Strayer University for the 2013 spring term, which began April 8, 2013 and ended June 24, 2013, decreased 9% to 46,130 students compared to 50,896 students for the same term in 2012. Across the Strayer University campus and online system, continuing student enrollments decreased 8%, while new student enrollments decreased 14%.

Revenues. Revenues decreased 10% to $132.0 million in the second quarter of 2013 from $146.3 million in the second quarter of 2012, principally due to lower enrollments.

Instruction and educational support expenses. Instruction and educational support expenses decreased $4.4 million, or 6%, to $71.3 million in the second quarter of 2013 from $75.7 million in the second quarter of 2012, largely due to lower faculty and staff costs related to lower enrollment.  Instruction and educational support expenses as a percentage of revenues increased to 54.0% in the second quarter of 2013 from 51.7% in the second quarter of 2012, largely due to these costs not decreasing at the same rate as tuition revenue.

Marketing expenses. Marketing expenses increased $1.1 million, or 8%, to $16.2 million in the second quarter of 2013 from $15.1 million in the second quarter of 2012, largely due to new markets opened in the last 12 months. Marketing expenses as a percentage of revenues increased to 12.3% in the second quarter of 2013, from 10.3% in the second quarter of 2012, largely due to these expenses increasing while tuition revenues declined.

Admissions advisory expenses. Admissions advisory expenses decreased $1.3 million, or 19%, to $5.2 million in the second quarter of 2013 from $6.5 million in the second quarter of 2012, largely due to lower personnel costs. Admissions advisory expenses as a percentage of revenues decreased to 3.9% in the second quarter of 2013 from 4.4% in the second quarter of 2012.

General and administration expenses. General and administration expenses increased slightly to $13.0 million in the second quarter of 2013 from $12.9 million in the second quarter of 2012. General and administration expenses as a percentage of revenues increased to 9.8% in the second quarter of 2013 from 8.8% in the second quarter of 2012, due to these expenses remaining largely unchanged while tuition revenues declined.

Income from operations. Income from operations decreased $9.9 million, or 27%, to $26.3 million in the second quarter of 2013 from $36.2 million in the second quarter of 2012, due to the aforementioned factors.

Interest expense. Interest expense increased by $0.2 million, or 21%, to $1.3 million in the second quarter of 2013 compared to $1.1 million in the second quarter of 2012, due to higher average debt outstanding in the quarter.

Provision for income taxes. Income tax expense decreased $3.9 million, or 28%, to $9.9 million in the second quarter of 2013 from $13.8 million in the second quarter of 2012 primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.8% for the second quarter of 2013 compared to 39.5% for the same period in 2012.

Net income. Net income decreased $6.2 million, or 29%, to $15.0 million in the second quarter of 2013 from $21.2 million in the second quarter of 2012 due to the factors discussed above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Enrollment. Average enrollment decreased 7% to 47,028 students for the six months ended June 30, 2013 compared to 50,664 students for the same period in 2012.

Revenues. Revenues decreased 9% to $269.5 million in the six months ended June 30, 2013 from $295.8 million in the six months ended June 30, 2012, principally due to 7% lower enrollments and 2% lower revenue per student.

Instruction and educational support expenses. Instruction and educational support expenses decreased $4.7 million, or 3%, to $144.7 million in the six months ended June 30, 2013 from $149.4 million in the six months ended June 30, 2012, largely due to lower faculty and staff costs related to lower enrollments. These expenses as a percentage of revenues increased to 53.7% for the six months ended June 30, 2013 from 50.5% in the six months ended June 30, 2012, largely due to these expenses declining at a lower rate than tuition revenues.

Marketing expenses. Marketing expenses increased $3.4 million, or 11%, to $33.9 million in the six months ended June 30, 2013 from $30.5 million in the six months ended June 30, 2012, largely due to new markets opened in the last 12 months. These expenses as a percentage of revenues increased to 12.6% for the six months ended June 30, 2013 from 10.3% in the six months ended June 30, 2012, largely due to marketing expenses increasing while tuition revenues declined.

Admissions advisory expenses. Admissions advisory expenses decreased $2.6 million, or 20%, to $10.6 million in the six months ended June 30, 2013 from $13.2 million in the six months ended June 30, 2012, largely due to lower personnel costs. Admissions advisory expenses as a percentage of revenues decreased to 3.9% for the six months ended June 30, 2013 from 4.5% in the six months ended June 30, 2012.

General and administration expenses. General and administration expenses decreased $1.5 million, or 6%, to $24.1 million in the six months ended June 30, 2013 from $25.6 million in the six months ended June 30, 2012. The decrease is primarily due to a reduction in personnel-related expenses. General and administration expenses as a percentage of revenues increased to 8.9% for the six months ended June 30, 2013 from 8.6% in the six months ended June 30, 2012.

Income from operations. Income from operations decreased $20.8 million, or 27%, to $56.2 million in the six months ended June 30, 2013 from $77.0 million in the six months ended June 30, 2012 due to the aforementioned factors.

Interest expense. Interest expense increased $0.3 million, or 14%, to $2.6 million in the six months ended June 30, 2013 from $2.3 million in the six months ended June 30, 2012, due to higher average debt outstanding in the period.

Provision for income taxes. Income tax expense decreased $8.2 million, or 28%, to $21.3 million in the six months ended June 30, 2013 from $29.5 million in the six months ended June 30, 2012, primarily due to the decrease in income before taxes discussed above. Our effective tax rate was 39.8% for the six months ended June 30, 2012 compared to 39.5% for the six months ended June 30, 2012.

Net income. Net income decreased $13.0 million, or 29%, to $32.2 million in the six months ended June 30, 2013 from $45.2 million in the six months ended June 30, 2012 because of the factors discussed above.

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of $67.5 million compared to $47.5 million at December 31, 2012 and $48.7 million at June 30, 2012. At June 30, 2013, most of our excess cash was invested in bank overnight deposits and money market funds.

On November 8, 2012, we entered into a second amended and restated revolving credit and term loan agreement which is secured by our assets and provides for a $100.0 million revolving credit facility and $125.0 million term loan facility with a maturity date of December 31, 2016. Proceeds from the new term loan were used to pay off $77.5 million outstanding under our existing term loan facility. The amended credit facility is used for general corporate purposes including share repurchases. The amended credit facility is guaranteed by the University and is secured by substantially all of the personal property and assets of the Company and the guarantor.

The term loan portion of the amended credit facility requires quarterly principal payments of $781,250 beginning in March 2013 through December 2014, and $1,562,500 beginning in March 2015. Any remaining principal is payable in full on December 31, 2016. Borrowings bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on our leverage ratio. For the term loan facility, we are party to interest rate swap arrangements that fix the interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio. An unused commitment fee ranging from 0.30% to 0.40%, depending on our leverage ratio, accrues on unused amounts under the revolving portion of the amended credit facility. During the six months ended June 30, 2012 and 2013, we paid cash interest of $1.9 million and $2.2 million, respectively. We had no outstanding balance under the prior revolving credit facility on the day of closing. At June 30, 2013, we had $123.4 million outstanding under the new term loan and no balance outstanding under the revolving credit facility. We are obligated to repay $3.1 million of the term loan over the next four calendar quarters.

The amended credit facility contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit facility as of June 30, 2013.

For the six months ended June 30, 2013, we generated $51.6 million net cash from operating activities compared to $42.7 million for the same period in 2012. Our net cash from operating activities increased in the six months ended June 30, 2013 compared to the same period in 2012, even though our net income was lower, largely due to a change in 2012 in the timing of student tuition payments by a third party. The increase is also attributable to the favorable timing of cash tax payments compared to the prior year. Capital expenditures were $5.0 million for the six months ended June 30, 2013 compared to $9.9 million for the same period in 2012, as the Company is not planning to open any new campuses during 2013. We invested $25.0 million to repurchase common shares in the open market during the six months ended June 30, 2013. We had $70.0 million of share repurchase authorization remaining at June 30, 2013.

In the second quarter of 2013, bad debt expense as a percentage of revenues was 4.3% compared to 4.4% for the same period in 2012. Days sales outstanding was 16 days at the end of the second quarter of 2013 compared to 15 days at the end of the second quarter of 2012.

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

The table below sets forth our contractual commitments associated with operating leases, and the revolving credit and term loan facilities as of June 30, 2013. Although they have been paid in the past, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$225,301	$40,611	$75,071	$55,150	$54,469
Term loan	123,438	3,125	10,938	109,375	—
Total	$348,739	$43,736	$86,009	$164,525	$54,469

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the impact of interest rate changes and may be subject to changes in the market values of its future investments. The Company invests its excess cash in bank overnight deposits, money market funds and marketable securities. The Company has not used derivative financial instruments in its investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings by the Company under its revolving credit facility. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2013, a 1% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

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

ITEM  4:   CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of June 30, 2013, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings to which we are subject or to which our property is subject.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business. There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Those risks are incorporated herein by this reference.  We have added a risk factor affecting our business as follows:

Our business could be harmed if Congress makes changes to the availability of Title IV funds.

We collected the majority of our fiscal year 2012 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program (FDLP). Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. Interest rates on federal subsidized loans doubled, to 6.8 percent, on July 1, 2013, while legislation is pending to reduce and tie federal student loan rates to the federal financial markets. In April 2011, Congress eliminated year-round Pell Grant awards beginning with the 2011-2012 award year and in July 2012, Congress reduced eligibility for Pell Grants was reduced from 18 semesters to 12 semesters. To date these changes did not have a material impact on our business but in the future changes in the availability of Title IV funds could impact students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations and cash flows.

The risks described in our Annual Report on Form 10-K and above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million at June 30, 2013 for use during the remainder of 2013.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

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
Date: July 26, 2013

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