Form 10-Q
period 2013-09-30
STRAYER EDUCATION INC
filed 2013-11-01
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of October 21, 2013, there were outstanding 10,820,458 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at December 31, 2012 and September 30, 2013	3

Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2013	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2013	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2012 and 2013	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2013	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Mine Safety Disclosures	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

CERTIFICATIONS

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2012	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$47,517	$85,220
Tuition receivable, net of allowances for doubtful accounts of $6,596 and $5,819 at December 31, 2012 and September 30, 2013, respectively	23,262	19,686
Income taxes receivable	4,454	907
Other current assets	14,422	12,503
Total current assets	89,655	118,316
Property and equipment, net	121,520	109,958
Deferred income taxes	3,279	5
Goodwill	6,800	6,800
Other assets	6,538	5,872
Total assets	$227,792	$240,951

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$39,124	$39,058
Unearned tuition	494	585
Other current liabilities	281	281
Current portion of term loan	3,125	3,125
Total current liabilities	43,024	43,049
Term loan, less current portion	121,875	119,531
Other long-term liabilities	21,905	21,406
Total liabilities	186,804	183,986
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,387,299 and 10,852,020 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	114	109
Additional paid-in capital	299	6,289
Retained earnings	41,311	50,586
Accumulated other comprehensive income (loss)	(736)	(19)
Total stockholders’ equity	40,988	56,965
Total liabilities and stockholders’ equity	$227,792	$240,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2013	2012	2013

Revenues	$124,260	$110,031	$420,046	$379,517
Costs and expenses:
Instruction and educational support	72,997	63,673	222,413	208,405
Marketing	23,171	23,077	53,693	57,026
Admissions advisory	6,487	5,188	19,733	15,751
General and administration	13,769	11,472	39,345	35,538
Total costs and expenses	116,424	103,410	335,184	316,720
Income from operations	7,836	6,621	84,862	62,797
Investment income	1	1	4	1
Interest expense	1,055	1,391	3,373	4,024
Income before income taxes	6,782	5,231	81,493	58,774
Provision for income taxes	2,679	2,082	32,190	23,392
Net income	$4,103	$3,149	$49,303	$35,382
Earnings per share:
Basic	$0.36	$0.30	$4.31	$3.34
Diluted	$0.36	$0.30	$4.29	$3.32
Weighted average shares outstanding:
Basic	11,433	10,510	11,428	10,608
Diluted	11,487	10,552	11,482	10,646

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2013	2012	2013

Net Income	$4,103	$3,149	$49,303	$35,382
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	13	(305)	66	717
Comprehensive income	$4,116	$2,844	$49,369	$36,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	(Loss) Income	Total
Balance at December 31, 2011	11,792,456	$118	$295	$42,491	$(611)	$42,293
Tax shortfall associated with stock-based compensation arrangements	—	—	(418)	—	—	(418)
Restricted stock grants, net of forfeitures	80,700	1	(1)	—	—	—
Stock-based compensation	—	—	9,358	—	—	9,358
Common stock dividends	—	—	—	(35,609)	—	(35,609)
Change in fair value of derivative instrument, net of income tax	—	—	—	—	66	66
Net income	—	—	—	49,303	—	49,303
Balance at September 30, 2012	11,873,156	$119	$9,234	$56,185	$(545)	$64,993

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	(Loss) Income	Total
Balance at December 31, 2012	11,387,299	$114	$299	$41,311	$(736)	$40,988
Tax shortfall associated with stock-based compensation arrangements	—	—	(656)	(2,865)	—	(3,521)
Repurchase of common stock	(495,085)	(5)	(1,752)	(23,242)	—	(24,999)
Restricted stock grants, net of forfeitures and conversions	(40,194)	—	—	—	—	—
Stock-based compensation	—	—	8,398	—	—	8,398
Change in fair value of derivative instrument, net of income tax	—	—	—	—	717	717
Net income	—	—	—	35,382	—	35,382
Balance at September 30, 2013	10,852,020	$109	$6,289	$50,586	$(19)	$56,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2012	2013

Cash flows from operating activities:
Net income	$49,303	$35,382
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(210)	(210)
Amortization of deferred rent	173	(216)
Amortization of deferred financing costs	599	585
Depreciation and amortization	17,857	18,561
Deferred income taxes	(2,827)	(3,503)
Stock-based compensation	9,358	8,398
Changes in assets and liabilities:
Tuition receivable, net	897	3,576
Other current assets	(1,992)	1,668
Other assets	(134)	(2)
Accounts payable and accrued expenses	5,307	188
Income taxes payable and income taxes receivable	(7,630)	6,591
Unearned tuition	(14,201)	769
Other long-term liabilities	746	374
Net cash provided by operating activities	57,246	72,161

Cash flows from investing activities:
Purchases of property and equipment	(18,165)	(7,115)
Net cash used in investing activities	(18,165)	(7,115)

Cash flows from financing activities:
Repurchase of common stock	—	(24,999)
Payments on term loan	(20,000)	(2,344)
Payments on revolving credit facility	(48,000)	—
Proceeds from revolving credit facility	53,000	—
Common dividends paid	(35,609)	—
Net cash used in financing activities	(50,609)	(27,343)
Net (decrease) increase in cash and cash equivalents	(11,528)	37,703
Cash and cash equivalents – beginning of period	57,137	47,517
Cash and cash equivalents – end of period	$45,609	$85,220

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$2,132	$274

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of September 30, 2012 and 2013 is unaudited.

1.	Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through physical campuses, predominantly located in the eastern United States, and online. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.

2.	Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its only subsidiary, the University. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

All information as of December 31, 2012 and September 30, 2012 and 2013, and for the three and nine months ended September 30, 2012 and 2013 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenues

The Company’s educational programs are offered on a quarterly basis. Approximately 96% of the Company’s revenues during the nine months ended September 30, 2013 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as unearned tuition. The estimated value of scholarship awards which will be realized in the future also are recorded as unearned tuition in the accompanying consolidated balance sheets.  Revenues also include textbook-related income, application fees, technology fees, placement test fees, withdrawal fees, certificate revenue, and other income, which are recognized when earned.

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

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test. Following its qualitative assessment, the Company determined it was not more likely than not that the fair value of its goodwill was less than the carrying amount and, accordingly, no impairment existed at September 30, 2013.

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

Stock-based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2013, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive stock awards. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the three and nine months ended September 30, 2012 and 2013, the Company had no issued and outstanding stock options that were included in the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2013	2012	2013
Weighted average shares outstanding used to compute basic earnings per share	11,433	10,510	11,428	10,608
Unvested restricted stock	54	42	54	38
Shares used to compute diluted earnings per share	11,487	10,552	11,482	10,646

3.	Term Loan and Revolving Credit Facility

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

The Company was in compliance with all the terms of the Amended Credit Facility at September 30, 2013.

As of September 30, 2013, the Company had outstanding $122.7 million under the term loan facility and no balance outstanding under the revolving credit facility. During the three and nine months ended September 30, 2013, the Company paid cash interest of $1.2 million and $3.4 million, respectively, compared to $0.9 million and $2.8 million during the three and nine months ended September 30, 2012, respectively.

Debt and short-term borrowings consist of the following as of September 30, 2013 (in thousands):

Term loan	$122,656
Revolving credit facility	—
Total debt	122,656
Less: Current portion of long-term debt	3,125
Long-term debt	$119,531

Aggregate debt maturities as of September 30, 2013 are as follows:

2013	$781
2014	3,125
2015	6,250
2016	112,500
$122,656

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

4.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,381	$8,381	$—	$—
Total assets at fair value on a recurring basis	$8,381	$8,381	$—	$—
Liabilities:
Other liabilities:
Interest rate swaps	$31	$—	$31	$—
Deferred payments	2,116	—	—	2,116
Total liabilities at fair value on a recurring basis	$2,147	$—	$31	$2,116

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,380	$1,380	$—	$—
Total assets at fair value on a recurring basis	$1,380	$1,380	$—	$—
Liabilities:
Other liabilities:
Interest rate swaps	$1,211	$—	$1,211	$—
Deferred payments	2,119	—	—	2,119
Total liabilities at fair value on a recurring basis	$3,330	$—	$1,211	$2,119

The Company measures the above items on a recurring basis at fair value as follows:

●
Money market funds — Classified in Level 1 is excess cash the Company may hold in both taxable and tax-exempt money market funds, and is included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. The Company’s remaining cash and cash equivalents held at December 31, 2012 and September 30, 2013, approximate fair value and is not disclosed in the above tables because of the short-term nature of the financial instruments.

●
Interest rate swap — The Company has two interest rate swaps with a notional amount of $122.7 million as of September 30, 2013, used to minimize the interest rate exposure and fix the variable interest rate on a portion of the Company’s variable rate debt. The swaps are classified within Level 2 and are valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

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

At September 30, 2013, the carrying value of the Company’s debt, which is variable interest rate debt, was $122.7 million and approximates fair value. Variable interest rates are established by market data and used with other observable inputs to estimate fair value measurements, which are categorized as Level 2 measurements under ASC 820.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the nine months ended September 30, 2012 or 2013. Assets measured at fair value on a non-recurring basis as of December 31, 2012 and September 30, 2013, include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets. The changes in the fair value of the Company’s Level 3 liability during the nine months ended September 30, 2013 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2012	$2,119
Amounts earned	(212)
Adjustments to fair value	209
Transfers in or out of Level 3	—
Balance at September 30, 2013	$2,116

5.	Stockholders’ Equity

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 11,387,299 and 10,852,020 shares were issued and outstanding as of December 31, 2012 and September 30, 2013, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. In 2012, the Company paid an annual cash dividend of $4.00 per share, or $1.00 per share quarterly. No dividend was paid in the first, second or third quarters of 2013.

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

The table below sets forth the restricted stock and restricted stock units activity for the nine months ended September 30, 2013:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2012	434,439	$178.88
Grants	225,741	$57.90
Vested shares	(51,916)	$164.22
Forfeitures	(65,935)	$183.06
Balance, September 30, 2013	542,329	$129.42

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

The table below sets forth the stock option activity for the nine months ended September 30, 2013 and other stock option information at September 30, 2013:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (yrs.)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2012	100,000	$107.28	0.1	$—
Grants	100,000	51.95
Forfeitures/Expirations	(100,000)	107.28
Balance, September 30, 2013	100,000	$51.95	7.3	$—
Exercisable, September 30, 2013	—	$—	—	—

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

Valuation and Expense Information under Stock Compensation Topic ASC 718

At September 30, 2013, total stock-based compensation cost which has not yet been recognized was $40.2 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 55 months on a weighted-average basis. Awards of approximately 344,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding future operating performance of the Company. If the performance targets are not reached during the vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table summarizes the stock-based compensation expense recorded for the three and nine months ended September 30, 2012 and 2013 by expense line item (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2013	2012	2013
Instruction and educational support	$976	$815	$2,538	$2,756
Marketing	—	—	—	—
Admissions advisory	—	—	—	—
General and administration	2,551	2,351	6,820	5,642
Stock-based compensation expense included in operating expense	3,527	3,166	9,358	8,398
Tax benefit	1,393	1,260	3,696	3,342
Stock-based compensation expense, net of income tax	$2,134	$1,906	$5,662	$5,056

During the nine months ended September, 2012 and 2013, the Company recognized a tax shortfall related to share-based payment arrangements of $0.4 million and $3.5 million, respectively. No stock options were exercised during the nine months ended September 30, 2012 or 2013.

6.	Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2012 and September 30, 2013 (in thousands):

	2012	2013
Deferred rent and other facility costs	$11,650	$12,261
Deferred payments related to acquisition	4,919	4,916
Lease incentives	3,150	2,755
Fair value of interest rate swap (see Note 3)	1,211	31
Deferred gain on sale of campus building	975	765
Unearned tuition, net of current portion	—	678
	$21,905	$21,406

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

Unearned Tuition

Undergraduate students may be eligible for certain Company-sponsored scholarships. Scholarship programs generally are designed to attract new students and encourage their advancement toward a degree.  Under the Strayer Graduation Fund, qualifying students are eligible to participate in one course free of charge for every three courses successfully completed by that student. The free courses typically are redeemable in the student’s final academic year of attendance. The Company’s estimate of the value of the award earned through September 30, 2013 is included in other long-term liabilities in the consolidated balance sheet.

7.	Income Taxes

The Income Taxes Topic, ASC 740 (“ASC 740”), requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The amount of unrecognized tax benefits and liabilities at September 30, 2013 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2011 and 2012 remain open for Federal tax examination, and the tax years 2009-2012 remain open to examination by the state and local taxing jurisdictions in which the Company is subject.

8.	Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

9.	Regulation

The Department of Education (the “Department”) previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department’s regulation, the Department established a negotiated rulemaking committee to consider the issue of gainful employment, and appointed Strayer University’s General Counsel to serve on the committee.  In September, the Department circulated a proposed draft of the new rule that would apply the two debt-to-income ratios used in the 2011 rule, modified in several material ways, but that did not include the prior Loan Repayment Rate metric. The negotiated rulemaking committee continues its work, and the Department has indicated that it expects to issue a Notice of Proposed Rulemaking for public comment in 2014. Given the uncertainty as to the terms and application of any final rules, the Company is unable to determine what impact, if any, the rules will have on its financial condition or results of operations.

10.	Subsequent Events

In October 2013, the Company began to implement cost reduction initiatives to better align the Company’s resources with its current student enrollments.  These cost reduction initiatives, which will occur primarily in the fourth quarter of 2013, include the closing of approximately 20 physical locations, subject to regulatory approvals, and reductions in the number of campus-based and corporate employees.  The Company estimates that during the three months ended December 31, 2013, it will incur a total of between $45-55 million in one-time charges to implement these initiatives.  Of this amount, approximately $30-40 million is related to the closing of the physical locations for net lease and related facility costs, including the noncash write-down of assets to net realizable value.  In addition, the Company estimates it will incur up to approximately $15 million of charges related to workforce reductions.  Severance costs will be paid primarily on or before December 31, 2013.  The Company estimates that approximately $10 million of the charge will reduce cash flow from operating activities in the fourth quarter of 2013.  These estimates are preliminary and are subject to change as the Company finalizes the terms of its campus closings and severance arrangements.

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

Results of Operations

In the third quarter of 2013, we generated $110.0 million in revenue, a decrease of 11% compared to the same period in 2012. Income from operations was $6.6 million for the third quarter of 2013, a decrease of 16% compared to the same period in 2012. Net income was $3.1 million in the third quarter of 2013, a decrease of 23% compared to the same period in 2012. Diluted earnings per share was $0.30 for the third quarter of 2013 compared to $0.36 for the same period in 2012, a decrease of 17%.

Key enrollment trends by quarter were as follows:

Enrollment
% Change vs Prior Year

Although we do not know for sure why our enrollment trends and that of the proprietary higher education sector generally have been negative, we believe that sustained levels of high unemployment and the resulting lower confidence in job prospects, as well as increased competition from lower-cost institutions, are contributing factors. The decline in our new students in prior years has had and will continue to have an adverse impact on 2013 enrollment since there are fewer students from prior years continuing their education in 2013. We believe it will take several quarters of new student growth in order to achieve overall enrollment growth.

In October 2013, we began to implement cost reduction initiatives intended to better align our resources with our current student enrollments.  These cost reduction initiatives, which will occur primarily in the fourth quarter of 2013, include the closing of approximately 20 physical locations, subject to regulatory approval, and reductions in the number of campus-based and corporate employees.  The campuses, predominantly located in the Midwest, currently serve approximately 5% of the University’s enrollment, or about 2,300 students in the fall term.  Affected students, a majority of whom already take 100% of their classes online, will be offered support to continue their education online.  We estimate that during the three months ended December 31, 2013, we will incur a total of between $45-55 million in one-time charges to implement these initiatives.  Of this amount, approximately $30-40 million is related to the closing of the physical locations for net lease and related facility costs, including the noncash write-down of assets to net realizable value.  In addition, we estimate we will incur up to approximately $15 million of charges related to workforce reductions.  Severance costs primarily will be paid on or before December 31, 2013.  These cost reduction initiatives are expected to reduce our annual operating expenses by an estimated $50 million beginning in 2014.  These estimates are preliminary and are subject to change as we finalize the terms of our campus closings and severance arrangements.

We cannot predict future enrollments or whether new student enrollment will decline further, stabilize, or increase in response to the economy or other factors. We can describe what we think our business model may look like financially under different enrollment scenarios. We implemented a 3% tuition increase in 2013 but we expect roughly flat revenue per student in 2013 due to the University’s continued mix shift towards graduate and corporate sponsored students, as well as continued targeted use of scholarships. At 2012 enrollment levels, we previously predicted that, excluding the impact of the cost reduction initiatives, we also would expect Strayer University’s expenses to grow 1% to 2% for the full year ended December 31, 2013, reflecting the annualization of operating costs at the eight new campuses opened during 2012. No additional campuses are planned for 2013. We previously predicted that, at the 2012 revenue level and excluding the impact of the cost reduction initiatives, anticipated 2013 expenses would have led to a 19-20% operating margin in 2013, and EPS in the $5.40-$5.60 range. Each 1% increase (or decrease) in revenue from 2012 levels in 2013 was predicted to have an approximate 50 basis points positive (or negative) impact on operating margin, and an approximate $0.20 positive (or negative) impact on earnings per share. Finally, this model assumed an effective tax rate of 39.5% and 11,500,000 diluted shares outstanding.  The one-time charges during the three months ending December 31, 2013 arising from the cost reduction initiatives will significantly reduce operating margin and EPS in 2013.  We cannot predict what impact the cost reduction initiatives will have on future enrollments or revenue, or the portion of the students currently attending the campuses being closed that may continue as online students.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Enrollment. Enrollment at Strayer University for the 2013 summer term, which began July 1, 2013 and ended September 16, 2013, decreased 13% to 38,627 students compared to 44,236 students for the same term in 2012. Across the Strayer University campus and online system, continuing student enrollments decreased 12%, while new student enrollments decreased 17%.

Revenues. Revenues decreased 11% to $110.0 million in the third quarter of 2013 from $124.3 million in the third quarter of 2012, principally due to lower enrollments, partially offset by a 1.4% increase in revenue per student in 2013.

Instruction and educational support expenses. Instruction and educational support expenses decreased $9.3 million, or 13%, to $63.7 million in the third quarter of 2013 from $73.0 million in the third quarter of 2012, largely due to lower faculty and staff costs related to lower enrollment.  Instruction and educational support expenses as a percentage of revenues decreased to 57.9% in the third quarter of 2013 from 58.7% in the third quarter of 2012.

Marketing expenses. Marketing expenses decreased slightly to $23.1 million in the third quarter of 2013 from $23.2 million in the third quarter of 2012. Marketing expenses as a percentage of revenues increased to 21.0% in the third quarter of 2013, from 18.6% in the third quarter of 2012, due to these expenses remaining largely unchanged while tuition revenues declined.

Admissions advisory expenses. Admissions advisory expenses decreased $1.3 million, or 20%, to $5.2 million in the third quarter of 2013 from $6.5 million in the third quarter of 2012, largely due to lower personnel costs. Admissions advisory expenses as a percentage of revenues decreased to 4.7% in the third quarter of 2013 from 5.2% in the third quarter of 2012.

General and administration expenses. General and administration expenses decreased $2.3 million, or 17%, to $11.5 million in the third quarter of 2013 from $13.8 million in the third quarter of 2012, largely due to lower personnel costs. General and administration expenses as a percentage of revenues decreased to 10.4% in the third quarter of 2013 from 11.1% in the third quarter of 2012, due to these expenses decreasing at a higher rate than tuition revenues.

Income from operations. Income from operations decreased $1.2 million, or 16%, to $6.6 million in the third quarter of 2013 from $7.8 million in the third quarter of 2012, due to the aforementioned factors.

Interest expense. Interest expense increased by $0.3 million, or 32%, to $1.4 million in the third quarter of 2013 compared to $1.1 million in the third quarter of 2012, due to higher average debt outstanding in the quarter.

Provision for income taxes. Income tax expense decreased $0.6 million, or 22%, to $2.1 million in the third quarter of 2013 from $2.7 million in the third quarter of 2012 primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.8% for the third quarter of 2013 compared to 39.5% for the same period in 2012.

Net income. Net income decreased $1.0 million, or 23%, to $3.1 million in the third quarter of 2013 from $4.1 million in the third quarter of 2012 due to the factors discussed above.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Enrollment. Average enrollment decreased 9% to 44,228 students for the nine months ended September 30, 2013 compared to 48,521 students for the same period in 2012.

Revenues. Revenues decreased 10% to $379.5 million in the nine months ended September 30, 2013 from $420.0 million in the nine months ended September 30, 2012, principally due to 9% lower enrollments and 1% lower revenue per student.

Instruction and educational support expenses. Instruction and educational support expenses decreased $14.0 million, or 6%, to $208.4 million in the nine months ended September 30, 2013 from $222.4 million in the nine months ended September 30, 2012, largely due to lower faculty and staff costs related to lower enrollments. These expenses as a percentage of revenues increased to 54.9% for the nine months ended September 30, 2013 from 52.9% in the nine months ended September 30, 2012, largely due to these expenses declining at a lower rate than tuition revenues.

Marketing expenses. Marketing expenses increased $3.3 million, or 6%, to $57.0 million in the nine months ended September 30, 2013 from $53.7 million in the nine months ended September 30, 2012, largely due to the full year impact in 2013 of new markets opened in 2012. These expenses as a percentage of revenues increased to 15.0% for the nine months ended September 30, 2013 from 12.8% in the nine months ended September 30, 2012, largely due to marketing expenses increasing while tuition revenues declined.

Admissions advisory expenses. Admissions advisory expenses decreased $3.9 million, or 20%, to $15.8 million in the nine months ended September 30, 2013 from $19.7 million in the nine months ended September 30, 2012, largely due to lower personnel costs. Admissions advisory expenses as a percentage of revenues decreased to 4.2% for the nine months ended September 30, 2013 from 4.7% in the nine months ended September 30, 2012.

General and administration expenses. General and administration expenses decreased $3.8 million, or 10%, to $35.5 million in the nine months ended September 30, 2013 from $39.3 million in the nine months ended September 30, 2012, largely due to lower personnel-related costs, including stock-based compensation expense, and lower professional services and other administrative expenses. General and administration expenses as a percentage of revenues were 9.4% for the nine months ended September 30, 2013 and September 30, 2012.

Income from operations. Income from operations decreased $22.1 million, or 26%, to $62.8 million in the nine months ended September 30, 2013 from $84.9 million in the nine months ended September 30, 2012 due to the aforementioned factors.

Interest expense. Interest expense increased $0.6 million, or 19%, to $4.0 million in the nine months ended September 30, 2013 from $3.4 million in the nine months ended September 30, 2012, due to higher average debt outstanding in the period.

Provision for income taxes. Income tax expense decreased $8.8 million, or 27%, to $23.4 million in the nine months ended September 30, 2013 from $32.2 million in the nine months ended September 30, 2012, primarily due to the decrease in income before taxes discussed above. Our effective tax rate was 39.8% for the nine months ended September 30, 2013 compared to 39.5% for the nine months ended September 30, 2012.

Net income. Net income decreased $13.9 million, or 28%, to $35.4 million in the nine months ended September 30, 2013 from $49.3 million in the nine months ended September 30, 2012 because of the factors discussed above.

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of $85.2 million compared to $47.5 million at December 31, 2012 and $45.6 million at September 30, 2012. At September 30, 2013, most of our excess cash was invested in bank overnight deposits and money market funds.

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

The term loan portion of the amended credit facility requires quarterly principal payments of $781,250 beginning in March 2013 through December 2014, and $1,562,500 beginning in March 2015. Any remaining principal is payable in full on December 31, 2016. Borrowings bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on our leverage ratio. For the term loan facility, we are party to interest rate swap arrangements that fix the interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio. An unused commitment fee ranging from 0.30% to 0.40%, depending on our leverage ratio, accrues on unused amounts under the revolving portion of the amended credit facility. During the nine months ended September 30, 2012 and 2013, we paid cash interest of $2.8 million and $3.4 million, respectively. We had no outstanding balance under the prior revolving credit facility on the day of closing. At September 30, 2013, we had $122.7 million outstanding under the term loan and no balance outstanding under the revolving credit facility. We are obligated to repay $3.1 million of the term loan over the next four calendar quarters.

The amended credit facility contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit facility as of September 30, 2013.

For the nine months ended September 30, 2013, we generated $72.2 million net cash from operating activities compared to $57.2 million for the same period in 2012. Our net cash from operating activities increased in the nine months ended September 30, 2013 compared to the same period in 2012, even though our net income was lower, largely due to a change in 2012 in the timing of student tuition payments by a third party. The increase is also attributable to the favorable timing of cash tax payments compared to the prior year. We began to implement a number of cost reduction initiatives in the fourth quarter of 2013, which we expect will reduce cash flow from operations by approximately $10 million during the three months ending December 31, 2013.  Capital expenditures were $7.1 million for the nine months ended September 30, 2013 compared to $18.2 million for the same period in 2012, as we do not plan to open any new campuses during 2013. We invested $25.0 million to repurchase common shares in the open market during the nine months ended September 30, 2013, and we had $70.0 million of share repurchase authorization remaining at September 30, 2013.

In the third quarter of 2013, bad debt expense as a percentage of revenues was 4.5% compared to 4.2% for the same period in 2012. Days sales outstanding was 16 days at the end of the third quarter of 2013 compared to 18 days at the end of the third quarter of 2012.

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

The table below sets forth our contractual commitments associated with operating leases, and the revolving credit and term loan facilities as of September 30, 2013. Although they have been paid in the past, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$227,297	$42,010	$76,479	$56,124	$52,684
Term loan	122,656	3,125	11,719	107,812	—
Total	$349,953	$45,135	$88,198	$163,936	$52,684

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the impact of interest rate changes and may be subject to changes in the market values of its future investments. The Company invests its excess cash in bank overnight deposits, money market funds and marketable securities. The Company has not used derivative financial instruments in its investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings by the Company under its revolving credit facility. The Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2013, a 1% increase or decrease in interest rates would not have a material impact on the Company’s future earnings, fair values, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

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

ITEM 4:   CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of September 30, 2013, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We collected the majority of our fiscal year 2012 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program (FDLP). Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on US Treasury bonds. Interest rates are set every July 1 for loans taken out from July 1st to June 30th of the following year. For the current award year, the rate decreased as compared to the rates previously in effect. In April 2011, Congress eliminated year-round Pell Grant awards beginning with the 2011-2012 award year and in July 2012, Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date these changes did not have a material impact on our business but future changes in the availability of Title IV funds could impact students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations and cash flows.

The risks described in our Annual Report on Form 10-K and above are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million at September 30, 2013 for use through December 31, 2014.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

The information related to cost reduction initiatives contained in the second and third paragraphs on page 17 and in the third paragraph on page 19 under Part 2, Item 2: Management Discussion and Analysis of Financial Condition and Results of Operations, discussing cost reduction initiatives being implemented in the fourth quarter 2013, beginning on October 29, 2013, and expected to result in significant one-time charges resulting from certain campus closings and employee severance in the three months ending December 31, 2013, is hereby incorporated by reference.  The disclosure so incorporated by reference is provided in satisfaction of Item 2.05 of Form 8-K.

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
Date: November 1, 2013

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