Form 10-K
period 2013-12-31
STRAYER EDUCATION INC
filed 2014-02-26
CIK 1013934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2013

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
☐  Yes  ☑  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, was $506 million.

The total number of shares of common stock outstanding as of January 31, 2014 was 10,797,237.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2013 fiscal year) are incorporated by reference into Part III of this Report.

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

●	student enrollment;

●
our continued compliance with Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”), and the regulations thereunder, as well as state regulatory requirements and accrediting agency requirements;

●	changes in regulation of the U.S. education industry and eligibility of proprietary schools to participate in U.S. federal student financial aid programs;

●	risks related to the timing of regulatory approvals;

●	competitive factors;

●	our ability to continue to implement our online growth strategy;

●	risks associated with the opening of new campuses;

●	risks associated with the offering of new educational programs and adapting to other program changes;

●	risks associated with the acquisition of educational institutions;

●	risks associated with the ability of our students to finance their education in a timely manner; and

●	general economic and market conditions.

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

Overview

Our company provides post-secondary education services. Our mission is to make higher education achievable for working adults in today’s economy. We work to fulfill this mission by offering a variety of academic programs through our wholly-owned subsidiary, Strayer University (the “University”). Strayer University prides itself on making post-secondary education relevant, accessible, and affordable to working adults who were previously unable to take advantage of higher education opportunities.

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at approximately 80 physical campuses, predominantly located in the Mid-Atlantic and Southern regions of the United States, and online. Strayer University also offers an executive MBA online through its Jack Welch Management Institute. For the 2013 fall term, we had approximately 43,000 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education (“Department of Education”). By offering its programs online, the University provides its working adult students more flexibility and convenience. Strayer University, with its online offerings, attracts students from around the country and throughout the world.

We generated net revenue of $504 million in 2013. For more information regarding our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

Industry Background

The market for post-secondary education is large and highly fragmented. The U.S. Census Bureau has reported that approximately 62 million adults over the age of 25 in the United States do not have more than a high school education and approximately 35 million adults over the age of 25 have some college experience but no college degree. Although demand for post-secondary education has been reduced during the past few years, we believe that over time the demand will increase as a result of demographic, economic and social trends, including:

●	increasing demand by employers for certain types of professional and skilled workers;

●	growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.3 million in 2013-2014, according to the National Center for Education Statistics;

●	the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education; and

●	a number of initiatives underway to reduce the cost of a post-secondary education.

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

According to the National Center for Education Statistics, in 2012-2013 there were 3,026 four-year degree-granting institutions in the United States, including 689 public colleges and universities, 1,555 not-for-profit colleges and universities, and 782 for-profit institutions.

Growth in the market for post-secondary education has recently been negatively affected by weakness in the economy as well as by the uncertainty associated with legislative and regulatory proposals. Controversy about the cost of higher education and the unemployment or under-employment of college graduates due to the difficult economic conditions may also have caused some prospective students to question the value proposition of higher education. According to the National Student Clearinghouse Research Center, college enrollments declined 1.8% and 1.5% in fall 2012 and 2013, respectively. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”) and concerns about potential reductions in such funding also can reduce the level of growth.

Company Strengths

We have a 122-year operating history and a track record of providing practical and convenient education programs for working adults. We believe the following strengths position us to capitalize on the demand for post-secondary education among working adults:

•	Consistent operating history. We have been in continuous operation since 1892 and have demonstrated an ability to operate consistently and grow profitably.

•
Practical and diversified curricula.    We offer core curricula in practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our working adult students and their employers by regularly refining and updating our existing educational programs. In December 2011, we acquired the Jack Welch Management Institute, an online leadership education program that enables us to offer a differentiated executive MBA degree and executive certificates to students and employees of leading corporations. In addition, we are able to offer programs that are successful in a given region at other locations in our campus network. Strayer University currently offers approximately 90 different degree, diploma and certificate programs, including emphases and concentrations, to its students.

•
Focus on working adults pursuing degree programs.    We focus on serving working adults who are pursuing undergraduate and graduate degrees in order to advance their careers and employment opportunities. We believe this is an attractive market within the post-secondary education sector due to the number of working adults without an undergraduate degree and the highly motivated nature of adult students. We consider adult students to be our primary customers, with the various business and government organizations that provide tuition assistance to their employees as our secondary customers. In addition, we believe that the structure of our curriculum, featuring associate, bachelor’s and graduate-level degree programs, encourages students to continue their education and results in extended periods of student enrollment. Approximately 99% of our students were enrolled in degree programs for the 2013 fall term.

•
Flexible program offerings.    We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year. Our online programs enable students to pursue a degree partially or entirely via the Internet, thereby increasing the convenience, accessibility and flexibility of our educational programs. Approximately 60% of our students enrolled for the 2013 fall term were taking all of their courses online.

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

•
Established brand name and alumni support.    With a 122-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional referral opportunities for students.

Company Strategy

Our goal is to be a leading provider of post-secondary education programs, primarily in the areas of business, accounting and information technology, that prepare working adults for advancement in their careers and professional lives.  We have identified the following strategic priorities as key to achieving our goal:

•
Improve student success – Our success as a Company depends on the success of our students.  The more we focus on helping our students succeed, the more likely it is that we will succeed.  In order to improve student success, we must continue to hire outstanding faculty, individuals who are experts in their fields and who are great at teaching working adults.  We must also offer high quality course content that is relevant in today’s job market.  A few measures we use to evaluate our performance with this strategic priority include student persistence, cohort default rate, and average salaries our students earn after graduating.

•
Enhance student experience – Our students are working adults who are pursuing degrees for advancement in their careers and professional lives.  Since they are working, they must pursue their education at night and on weekends.  Given the lack of free time that our students have, we must make sure every interaction with our students is a productive one.  We are constantly looking for ways to serve them better.  This includes providing outstanding service not only in the classroom but also in areas such as student advising, tutoring, registration, technology, and administration.  We measure our performance through student surveys and focus groups.

•
Address affordability – The cost of a post-secondary degree has increased substantially over the last ten years while average earnings have failed to keep up.  Recognizing that affordability is an important factor in a prospective student’s decision to pursue a college degree, we reduced our undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. As an extra incentive to encourage our students to continue their studies through to graduation, we introduced our Graduation Fund in mid-2013. Under this program, qualifying students receive one free course for every three courses taken towards a bachelor’s degree. The free courses earned are redeemable in one’s final academic year.  We will monitor these initiatives and look for other ways to make our offerings as affordable as possible for the working adult student.

•
Establish new platforms for growth – We need to explore new avenues for growth.  Our acquisition of the Jack Welch  Management Institute in 2011 and its subsequent partnership with Skillsoft are good examples of the opportunities that exist.  With our physical campus infrastructure and robust online platform, we have the capability to offer new programs and products that focus on areas with high potential.

•
Build a high performing culture – In order to be a leading university, we must have talented and motivated faculty and employees, ones who are passionate about serving the working adult student.  We strive to attract the best talent and then develop and retain them. We want to be known as an employer of choice and be a place where one can build a long-term career.

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

Strayer University offers programs in the following areas:

Graduate Programs	Undergraduate Programs
Master of Business Administration (M.B.A.) Degree	Bachelor of Science (B.S.) Degree
Jack Welch Executive Master of Business Administration (M.B.A.) Degree	Accounting Information Systems
Master of Education (M.Ed.) Degree	Information Technology
Master of Health Services Administration (M.H.S.A.) Degree	Economics
Master of Public Administration (M.P.A.) Degree	Criminal Justice
Master of Science (M.S.) Degree	Bachelor of Business Administration (B.B.A.) Degree
Information Systems	Associate in Arts (A.A.) Degree
Accounting	Accounting
Human Resource Management	Acquisitions and Contract Management
Management	Business Administration
Executive Graduate Certificate in Business Administration	Information Systems
Economics
Marketing
Criminal Justice
Diploma Program
Acquisition and Contract Management
Certificate in Business Administration

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

Organization of Strayer University

Overall academic and business decisions of the University, including review and approval of the annual financial budget, are directed by its Board of Trustees. The Board of Trustees consists of Dr. Charlotte F. Beason, Chairwoman, and currently eight other members. The University By-Laws prescribe that a majority of members be independent from the University and Strayer Education, Inc. to assure independent oversight of all academic programs and services. Of the nine members, five are independent from the University and Strayer Education, Inc. The current Trustees are listed below:

Board of Trustees

Dr. Charlotte F. Beason
Dr. Beason is the Chairwoman of the Board of Trustees. She has served as a member of the Board of Trustees since 1996. She has extensive experience in education, distance learning, and the accreditation of education programs. (See Item 10 below for additional biographical information.)

Ms. Kelly Bozarth
Ms. Bozarth was elected to the Board of Trustees in 2013. Ms. Bozarth joined Strayer Education, Inc. in 2008 and now serves as Executive Vice President and Chief Administrative Officer. (See Item 10 below for additional biographical information.)

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

Dr. Jonathan Gueverra*
Dr. Gueverra was elected to the Board of Trustees in 2012.  He now serves as the President and Chief Executive Officer of Florida Keys Community College.  Prior to this appointment, he was the founding Chief Executive Officer of the Community College of the District of Columbia, the first community college in Washington, D.C.  With over 20 years of higher education experience, Dr. Gueverra has served in a variety of administrative and faculty positions in two-year and four-year colleges and universities along the nation’s east coast.  He is a member of the board of the American Association for Community Colleges and co-chairs the Commission on Workforce Development. In addition, Dr. Gueverra leads a task force on distance education for the Council of Presidents for the Florida College System. Dr. Gueverra holds an associate degree from Newbury College, a bachelor’s degree from Providence College, and a master’s degree in business administration and a doctorate in education both from the University of Massachusetts.

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

Dr. William C. Reha, MD*
Dr. Reha has served as a member of the Board of Trustees since 2007. He is a Board Certified Urologic Surgeon in Woodbridge, Virginia. He also serves as President-Elect for the Medical Society of Virginia and is the immediate Past President of the Virginia Urological Society.  Dr. Reha is active in Strayer University alumni affairs and is the 2005 Outstanding Alumni Award winner. Dr. Reha has served as President of the Prince William County Medical Society and the Potomac Hospital Medical Staff, and is a Fellow of the Claude Moore Physician Leadership Institute. He holds a bachelor’s degree in biochemistry from Binghamton University, an M.D. from New York Medical College, and a master’s in business administration from Strayer University.  He completed his residency in Surgery/Urology at Georgetown University.

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

Dr. J. Chris Toe*
Dr. Toe has served as a member of the Board of Trustees since 2003. He served as President of Strayer University from 2003 to April 2006 and as Minister of Agriculture of the Republic of Liberia from 2006 to 2009. Dr. Toe now serves as Executive Chairman of Agrifore Advisory & Investment Services (AAIS), Incorporated in Liberia and Consultant for the World Food Programme, Food and Agriculture Organization, African Development Bank and the World Bank, among others. Dr. Toe holds a bachelor’s degree in economics from the University of Liberia, and a master’s degree in agricultural economics and a doctorate in economics, both from Texas Tech University.

*	Independent member.

Within the academic, strategic and financial parameters set by the Board of Trustees, the University is managed on a daily basis by the University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers, including the College Deans, one for the College of Business and one for the College of Information Systems and Arts & Sciences. The majority of the University’s operations are centralized within the President’s Office or the University’s senior administrative staff offices, such as faculty development, curriculum development, institutional research and assessment, library administration, student records, student affairs, accounting and auditing, human resources, operations, marketing, public relations, facilities, information technology, and regulatory compliance, including oversight of the University’s participation in federal student financial aid programs.

Within this centralized structure is a division of responsibilities into two broad categories: academics and administrative operations. For the academic functions, the President is supported by the two College Deans, with the assistance of Associate Deans, with primary responsibility for faculty hiring and management; curriculum development; and student learning outcomes. These academic areas are also supported by the University Registrar and the Dean of Institutional Research, Assessment and Evaluation.

Each College is co-led by a Senior Vice President, whose main responsibilities include program, class and faculty scheduling; assessing the feasibility of new program offerings; and overseeing the Learning Management System platform.  For administrative operations, the President, the College Deans, and the Senior Vice Presidents work closely with the Associate Deans for Campus Academics, to ensure regional, campus and online operations meet the annual University budget established by the Board of Trustees. Other senior administrative officers also support the President in areas such as legal compliance, accounting and auditing, computer technology, insurance and human resources.

University Senior Management

Dr. Michael A. Plater is University President. His biographical information is set forth in Item 10 below. At the regional and campus levels, the academic functions are overseen by the Associate Dean of Campus Academics and the Campus Dean. Day-to-day business operations are managed by a Campus Director. Each campus is staffed with personnel performing instructional, academic advising, financial aid, student services, admissions and career development functions. A Learning Resource Center at each campus supports the University’s instructional programs. Each Learning Resource Center contains a library and computer laboratories and is operated by a full-time manager and support staff who assist students in the use of research resources.

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

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2013 fall quarter, approximately 66% were age 31 or older and approximately 86% were engaged in part-time study (fewer than three courses each quarter). In the 2013 fall quarter, our students registered for an average of eight course credits (about two classes per student).

Strayer University has a very diverse student population. At the beginning of the 2013 fall quarter, approximately 75% of students reporting ethnicity were minorities and approximately 65% of students were women. Approximately 1% of the University’s students were international, and approximately 1% were active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of educational opportunities.

The following is a breakdown of our students by program level as of the 2013 fall term:

Program	Number of students	Percentage of total students
Bachelor’s	22,884	53%
Master’s	15,129	35%
Associate	4,544	11%
Total Degree	42,557	99%
Diploma	15	*
Undergraduate Certificate	33	*
Graduate Certificate	193	*
Undeclared	394	*
Total Non-Degree	635	1%
Total Students	43,192	100%

*	Represents less than 1%.

Our business is seasonal and as a result, our quarterly results of operations tend to vary within the year due to student enrollment patterns. Enrollment generally is lowest in the third quarter, or summer term.

Student Admissions

Students attending Strayer University’s undergraduate programs must possess a high school diploma or a General Educational Development (GED) Certificate. Students attending Strayer University’s graduate programs must have a bachelor’s degree from an accredited institution and meet certain other requirements. If a student’s undergraduate major varies widely from the student’s proposed graduate course of study, certain undergraduate prerequisite courses may also be necessary for admission. To maximize undergraduate students’ chances for academic success and to ensure they receive the support they need, Strayer University evaluates incoming students’ proficiency in fundamental English and math prior to the first quarter’s registration.

International students applying for admission must meet the same admission requirements as other students. Those students whose native language is not English must provide evidence that they are able to use the English language with sufficient facility to perform college-level work in an English-speaking institution.

Tuition and Fees

Strayer University charges tuition by the course. Tuition rates may vary in states with specific regulations governing tuition costs. Each course is 4.5 credit hours. As of January 1, 2014, new undergraduate students are charged $1,420 per course. Undergraduate students who were enrolled at Strayer prior to January 1, 2014 are charged $1,700 per course if the student attends on a full-time basis or $1,775 per course if the student attends on a part-time basis. Students in graduate programs are charged at the rate of $2,325 per course, except for Jack Welch Management Institute students who pay $3,000 per course. Accordingly, a new undergraduate student seeking to obtain a bachelor’s degree in four years currently would pay approximately $14,000 per year in tuition. Under a variety of different programs, Strayer University offers scholarships and tuition discounts to students and in connection with various corporate and government sponsorship and tuition reimbursement arrangements. One of these programs, the Graduation Fund, offers a student in a bachelor’s program an opportunity to earn up to a 25% reduction of the tuition required for a degree.

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

Employees

As of December 31, 2013, we had a total of 1,485 full-time employees including 324 full-time faculty members and 1,161 non-faculty staff. Full-time faculty members teach on average 4-5 courses per quarter. The remainder of the classes are taught by adjunct faculty who normally teach 1-2 courses per quarter. Although we had approximately 1,700 adjunct faculty, not all of them teach every quarter. In the 2013 fall quarter, approximately 30% of our courses were taught by full-time faculty. Because we are not a research university, all faculty are expected to spend their time teaching and advising students. In addition to our faculty, we employ 1,161 non-faculty staff plus 117 part-time employees in the areas of information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions.

Intellectual Property

In the ordinary course of business, we develop many kinds of intellectual property that are or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. Such intellectual property includes, but is not limited to, our courseware materials for classes taught online or other distance-learning means and business know-how and internal processes and procedures developed to respond to the requirements of its operations and various education regulatory agencies. We also claim rights to certain marks, and have obtained federal registration of the marks, including the mark “STRAYER” for educational services.

Competition

The higher education industry is highly competitive, but with no single participant possessing a significant market share. We compete for students with traditional public and private two-year and four-year degree-granting accredited colleges and universities, other proprietary degree-granting accredited schools and also alternatives to higher education. In addition, we face competition from various nontraditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the post-secondary education market matures, we believe that the intensity of the competition we face will continue to increase.

We believe the key factors affecting our competitive position include the quality of the programs offered, the quality of other services provided to students, our reputation among students and in the general marketplace, the cost and perceived value of our offerings, the employment rate and terms of employment for our graduates, the ease of access to our offerings, the quality and reputation of our faculty and other employees, the time commitment required to complete our program and obtain a degree, the quality and size of our alumni, and our relationship with other learning institutions.

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

In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Department of Education. The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. NACIQI in December 2012 renewed its recognition of Middle States, and required Middle States to submit a follow-up staff report.

As with all its regulatory relationships, Strayer University strives to maintain close contact with, and to provide frequent status updates to, Middle States regarding matters pertinent to accrediting standards and policies. This regular contact keeps Middle States informed of the University’s planned activities and aims to ensure that the University’s performance continues to meet Middle States’ expectations. To this end, Strayer University is committed to evaluating periodically its own performance, submitting reports to Middle States and making any necessary improvements to continue meeting Middle States’ accreditation standards as the University grows and expands geographically. If an institution’s performance were ever not to meet its accrediting agency’s (or other regulator’s) expectations or applicable standards, then its operations could be conditioned, severely constrained or even curtailed, depending on the severity of the non-compliance. Accordingly, Strayer University endeavors proactively to keep Middle States (and all of its other regulators) fully informed and satisfied with its performance and strives to maintain good regulatory relationships as a key University priority. Currently, Middle States is reviewing and revising its accreditation standards, and it is not known when Middle States will adopt revised accreditation standards.

In 2006, Strayer University completed a comprehensive self-study report, which was submitted to Middle States in support of Strayer University’s request for early reaffirmation of accreditation prior to Middle States’ next scheduled accreditation review in 2011. Our objective is to provide a high quality post-secondary education to working adult students, and participation in academic peer review processes is an important way to help us meet that objective. Middle States reviewed Strayer University’s report and on June 28, 2007, reaffirmed Strayer University’s accreditation for 10 years through 2017. In accordance with Middle States’ accreditation standards, every accredited institution must file a periodic review report at the mid-point between its decennial evaluations. Strayer University filed its periodic review report on May 15, 2012, demonstrating that the institution continues to meet Middle States’ standards. At its regular meeting on November 15, 2012, Middle States accepted the Periodic Review Report and reaffirmed Strayer University’s accreditation.  Strayer University subsequently filed a progress report in November 2013, and the next evaluation visit is scheduled for 2016-2017.  All of Strayer University’s substantive changes require prior Middle States approval. In connection with our closing of approximately 20 physical locations in 2013, we received Middle States’ approval, and will submit a follow-up report on the closures by April 1, 2014.

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

In addition to our institutional accreditation, we have obtained specialized or programmatic accreditation, or professional recognition, from the following organizations for specific programs: The Accreditation Council for Business Schools and Programs, The Society for Human Resource Management, The National Security Agency’s Committee on National Security Systems, and the Teacher Education Accreditation Council.

State Education Licensure

Licensure of Physical Campuses

Strayer University is required by the federal Higher Education Act and certain state laws to be legally authorized to provide educational programs in the states in which the University is physically located. We are authorized to offer our programs by the applicable educational regulatory agencies in all states where our physical campuses and online delivery facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees, diplomas or certificates to students in those states. We are subject to extensive regulation in each jurisdiction in which our campuses are located, including in 2013: Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, Wisconsin and Washington, D.C. We will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses.  At the end of 2013, we implemented a restructuring intended to better align our resources with our current student enrollments, which included the closing of approximately 20 physical locations in eight states.  The campuses served approximately 5% of the University’s enrollment, and a majority of the students were already taking 100% of their classes online.  As part of these closings, in 2014 we no longer have physical campuses in Illinois, Indiana, Kentucky, Minnesota, Missouri, Ohio, and Utah.  Additionally, we will be closing our Wisconsin campus at the close of the winter quarter in March 2014. Students at the affected campuses have been offered support to continue their education online.

On October 29, 2010, the Department of Education adopted new regulations, effective July 1, 2011, that set new requirements for state authorization for purposes of Title IV eligibility.  Every state above in which Strayer is authorized has processes in place that comply with these new requirements.

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

On October 29, 2010, the Department of Education adopted new regulations, effective July 1, 2011, regarding state authorization of online programs. The revised rules specified that an institution offering distance post-secondary education must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. On May 6, 2011, the Department of Education issued a Dear Colleague Letter interpreting this new regulation, stating that it “will not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken by an institution before July 1, 2014, so long as the institution is making good faith efforts to identify and obtain necessary State authorizations before that date.” On July 12, 2011, the U.S. District Court for the District of Columbia vacated the regulation relating to state authorization for distance education, holding that the Department of Education did not provide proper notice of the proposed changes as required by the Administrative Procedure Act. On September 8, 2011, the Department of Education filed an appeal of the U.S. District Court’s ruling with the U.S. Court of Appeals for the District of Columbia Circuit.  On June 5, 2012, the Court of Appeals upheld the lower court’s ruling vacating the state authorization of online programs requirement. On July 27, 2012, the Department of Education issued a Dear Colleague Letter cautioning education institutions to remain in compliance with all applicable state laws and regulations related to distance education. In April 2013, the Department of Education announced that it would add state authorization of distance education to a negotiated rulemaking previously initiated in May 2012.  It is therefore expected that the Department will attempt to implement a new regulation pertaining to state authorization of online programs. Negotiation sessions are scheduled for the Spring of 2014.

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

In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts. Eligible students at Strayer University may also participate in educational assistance programs administered by the Commonwealth of Pennsylvania, the State of Florida, the State of Vermont, private organizations, the U.S. Department of Veterans Affairs (and related state agencies), and the U.S. Department of Defense (“DOD”).

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

Program Participation Agreement

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. Strayer University’s provisional Program Participation Agreement with the Department of Education allows it to participate in Title IV programs until September 30, 2014 and we will be submitting an application for a new Program Participation Agreement by June of 2014.

Provisional Certification

In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education seek to revoke eligibility during the provisional period, the institution will have an opportunity to show cause why such revocation is not warranted and the Department’s decision to accept or reject such cause will constitute final agency action. Strayer University is operating under a provisional Program Participation Agreement through September 30, 2014, and the only material additional condition that the University must comply with as a result of this provisional certification is obtaining the Department of Education’s approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree program.

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

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity) and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. Strayer University has applied the financial responsibility standards to its audited financial statements as of and for the year ended December 31, 2013, and based on its composite score and other relevant factors, Strayer believes that Strayer University meets the Department of Education’s financial responsibility standards.

Student Loan Defaults

Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of Direct Loan or Federal Family Education Loan (FFEL) Program loans by its students exceed certain levels. The Department of Education uses a specific methodology to determine default rates and imposes varying sanctions based upon the results of that calculation. As discussed below, the current cohort default rate calculation and threshold for regulatory sanctions will change effective 2014 as a result of the reauthorization of the Higher Education Act through the Higher Education Opportunity Act (“HEOA”), which was effective August 18, 2008.

The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or FFEL Program loan during that year. The cohort default rate is the percentage of those borrowers who default by the end of the following federal fiscal year, resulting in a two-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates two years in arrears; for example, in the fall of 2013, the Department issued cohort default rates for federal fiscal year 2011.

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

•	If an institution’s cohort default rate equals or exceeds 15%, the institution must delay for 30 days disbursements to first-year, first-time subsidized and unsubsidized Direct Loan borrowers.

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

The regulations also address cohort default rates for institutions that have undergone a change in status, such as acquisition or merger of institutions and acquisition of another institution’s branches or locations. Strayer University’s cohort default rates for the 2009, 2010, and 2011 federal fiscal years, the three most recent years for which this information is available, were 10.0%, 8.6%, and 10.5%, respectively. The average cohort default rates for proprietary institutions nationally were 15.0%, 12.9%, and 13.6% for federal fiscal years 2009, 2010, and 2011, respectively.

Cohort Default Rate Provisions Effective 2014

In 2008, Congress, through the HEOA, modified the cohort default rate provisions related to Title IV loans in two significant ways, described below. The HEOA provided, however, that the then current method of calculating cohort default rates would be used to determine any sanctions on institutions until 2014, when three consecutive years of official cohort default rates calculated under the new formula become available.

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

The revisions to the cohort default rate rule did not change the existing provision that an institution generally loses eligibility to participate in Title IV loan programs if its most recent cohort default rate is greater than 40%, or the existing provision that institutions with a cohort default rate equal to or greater than 15% are subject to a 30-day delayed disbursement period for first-year, first-time borrowers.

Effective July 1, 2010, the Department of Education issued two cohort default rates – a two-year cohort default rate and a three-year cohort default rate – for fiscal years 2009 through 2011. The Department of Education relied on the two-year cohort default rate and related thresholds to determine institutional eligibility until 2014, when the Department of Education will issue official three-year cohort default rates for the fiscal year 2011 cohort.

The Department of Education issued the first two official three-year cohort default rates, for fiscal years 2009 and 2010, in September 2012 and September 2013, respectively. Strayer’s official fiscal year 2009 and 2010 three-year cohort default rates were 13.9% and 15.2%, respectively. The average official three-year cohort default rates for proprietary institutions nationally were 22.7% and 21.8% for fiscal years 2009 and 2010, respectively.

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

Using the HEOA formula, Strayer University derived approximately 76% of its cash-basis revenues from Title IV program funds in 2011 and 74% in 2012.  Our computation for 2013 has not yet been finalized and audited.

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

Effective July 1, 2011, the Department of Education eliminated 12 “safe harbors” that had been established in 2002 to define circumstances under which an institution would not run afoul of the incentive payment prohibition. The final rules prohibit payments made “in any part,” directly or indirectly, upon the success of securing enrollments or financial aid, apply to all employees at an institution who are engaged in or responsible for any student recruitment or admission activity, limit “profit-sharing payments,” and set rules for third-party contracts. The Department of Education has published a subsequent Dear Colleague Letter interpreting this regulation.

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Department of Education previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department’s regulation (except for disclosure requirements), the Department established a negotiated rulemaking committee to again consider the issue of gainful employment, and appointed Strayer University’s General Counsel to serve on the committee. The Committee did not achieve the required consensus.  The Department has indicated that it expects to issue a Notice of Proposed Rulemaking for public comment in early 2014.

Although it is not yet known what metrics the Department will ultimately propose in its Notice expected in 2014, the last proposal put before the negotiated rulemaking committee by the Department of Education contained measurements of program cohort default rates, annual debt-to-earnings and discretionary debt-to-earnings. Under this proposal, a program would pass:

•	If the program’s cohort default rate is less than 30% in two of three consecutive years; and

•	If the program’s graduates have an annual debt-to-earnings ratio that does not exceed 8%; or a discretionary debt-to-earnings ratio that does not exceed 20%.

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual debt-to-earnings ratio between 8% and 12%, or a discretionary debt-to-earnings ratio between 20% and 30%, would be considered to be in a warning zone. Under the annual and discretionary debt-to-earnings metrics, a program would become Title IV ineligible for three years if it fails to pass both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive years. Under the program cohort default rate metric, a program would become Title IV ineligible for three years if the three-year program cohort default rate of three consecutive cohorts of students is greater than or equal to 30%. If a program could become ineligible at the end of the year, the institution would be required to post a letter of credit or agree to set aside a portion of Title IV funds to provide borrower relief to enrolled students in case the program were to become ineligible. However, the proposal contains a four-year transition period, during which time a program would not lose eligibility if an institution chooses to provide grants to students to reduce debt instead of posting a letter of credit or creating an excess fund.

Under the proposal, an institution would be required to give debt warnings to students if a program could become ineligible at the end of the year. For programs failing the annual or discretionary debt-to-earnings metrics, Title IV enrollment would be limited to the previous year’s level. Any program that could become ineligible at the end of the year under the programmatic cohort default rate would also be limited to the previous year’s level of Title IV enrollment.

Given the uncertainty as to what the Department will propose in any Notice of Proposed Rulemaking, the Company is unable to determine what impact, if any, a final rule will have on its financial condition or results of operations.

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

Third-Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with third-party servicers to perform activities related to Strayer University’s participation in Title IV programs.  Strayer University also has a contract with Higher One Business Solutions, formerly Sallie Mae Business Solutions, for processing stipends due to students and with General Revenue Corporation for loan default prevention.  Prior to September 30, 2011, Strayer University utilized Global Financial Aid Services, Inc., for services including certifying Title IV loan applications, preparing reports from Strayer University to the Department of Education, and issuing federal grant program payments. The University’s agreement with Global Financial Aid Services expired on September 30, 2011, at which point Strayer University in-sourced its financial aid processing.

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

The Department of Education regulations that became effective July 1, 2011, required a proprietary institution to notify the Department of Education of new programs if the program had a Classification of Instructional Programs (“CIP”) code under the taxonomy of instructional program classifications and descriptions developed by the National Center for Education Statistics (“NCES”) that was different from any other program offered by the institution, the program had the same CIP code as another program offered by the institution but lead to a different degree or certificate, or the institution’s accrediting agency had determined the program to be an additional program.  This regulation was struck down by the U.S. District Court for the District of Columbia in June 2012.  The regulation now in effect provides that approval of new programs is not required if the additional program prepares students for gainful employment in the same or related occupation as an educational program that has previously been designated as eligible and is at least eight semester hours; or twelve quarter hours.  As part of the gainful employment regulation proposed to a negotiated rulemaking committee by the Department of Education, an institution would need to get new program approval only if the program had previously been deemed ineligible, was a failing or zone program that was voluntarily discontinued by the institution, or is in the same “family of CIP” codes as a current or recent failing program.

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

In an August 2010 letter to members of the Senate Health, Education, Labor and Pensions (HELP) Committee, the Secretary of Education announced plans to increase the number of program reviews by 50%, from 200 conducted in 2010 to 300 in 2011. The Department of Education conducted a program review of Strayer University’s administration of Title IV programs beginning in the third quarter of 2010.  On December 22, 2011, the Department of Education notified Strayer University that its Program Participation Agreement was approved on a provisional basis because “the institution did not disburse Title IV funds timely to students in each payment period.”  On July 18, 2013, the University received its Final Program Review Determination from the Department, with no material adverse findings and no additional actions required.

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

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University are approved for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits by the state approving agencies.  In 2013, we had such approval in Alabama, Arkansas, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Maryland, Minnesota, Mississippi, Missouri, New Jersey, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, Washington, D.C., West Virginia, and Wisconsin. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

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

As discussed more fully above, the Department of Education is currently engaged in a negotiated rulemaking regarding gainful employment after its previous regulation was invalidated, along with the accompanying reporting and additional program approval requirements, by the U.S. District Court for the District of Columbia.  The Department of Education is expected to release a notice of proposed rulemaking at some point in early 2014.  The most recent proposal before the negotiated rulemaking committee, as discussed above, contained three metrics:  annual debt-to-earnings metric, discretionary debt-to-earnings metric, and a program level cohort default rate metric.  A program failing the program level cohort default rate or both the debt-to-earnings metrics would be deemed ineligible to receive Title IV funds for a period of three years, and programs previously deemed ineligible, voluntarily discontinued by an institution for failing or being in the warning zone, or within the same “family of CIP” codes as a currently or previously failing program would be required to receive prior approval by the Department of Education.    It is not yet known, however, the final form that any proposal contained in the Department of Education’s Notice of Proposed Rulemaking will take.

Congress

Congress historically has reauthorized the Higher Education Act (“HEA”), which is the law governing Title IV programs, approximately every five to six years, but undertook the most recent reauthorization through multiple pieces of legislation. On July 31, 2008, Congress reauthorized the HEA through September 30, 2013, by passing the HEOA, which then President Bush signed into law on August 14, 2008. HEOA provisions became effective upon enactment, unless otherwise specified in the law. HEOA includes numerous new and revised requirements for higher education institutions. In October 2009, the Department of Education published final regulations to implement HEOA changes to Title IV of the Higher Education Act. Those regulations were effective July 1, 2010. Congress began Higher Education Act reauthorization hearings in 2013, and there is currently an automatic one year extension that continues the current authorization through September 30, 2014.

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

The Consumer Financial Protection Bureau submitted two reports to Congress in 2012 with specific recommendations for restructuring the student borrowing experience, including requiring institutions to certify that a student is not eligible for any further federal funds before a private loan may be issued to such student. On January 23, 2013, Senator Durbin introduced the Know Before You Owe Private Student Loan Act of 2013, which would require institutions to certify to a private loan lender a student’s cost of attendance and estimated federal financial assistance before a loan may be issued to such student. The Act would also require institutions to counsel students about their loan options, including discussion of differences between federal loans and private loans. Private loan lenders would be required to provide students with quarterly account updates on the balance and interest accrued. On January 23, 2013, Senator Durbin also introduced the Fairness for Struggling Students Act of 2013, which would allow private student loans to be dischargeable in bankruptcy. Both proposals are still pending before Senate committees. We do not know what steps Congress may take in response to these actions and whether such actions (if any) will have an adverse effect on our business or results of operations.

On August 9, 2013, the Bipartisan Student Loan Certainty Act became law. Under the Act, all Stafford loans to undergraduates are pegged to the 10 year T-bill plus 2.05% with a cap at 8.25%. Stafford loans to post-graduate students will be at the T-bill rate plus 3.6% with the cap at 9.5%. Direct PLUS loans are set at the T-bill rate plus 4.6% with a cap at 10.5%.  Direct consolidation loan rates will be a weighted average of the interest rates of the consolidated loans rounded to the nearest 1/8th of 1%. Interest rates would be reset every July 1 and effective for loans taken out from July 1st to June 30th of the next year.  Those interest rates would be effective for the life of the loan.

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

Senate Health, Education, Labor and Pensions (HELP) Committee

In 2010, the U.S. Congress increased its focus on proprietary education institutions, including regarding participation in Title IV programs and DOD oversight of tuition assistance for military service members. Since June 2010, the Senate HELP Committee has held hearings to examine the proprietary education sector. Other committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veterans and military education benefits by students enrolled at proprietary institutions. Strayer University has cooperated with these inquiries. A number of legislators have variously requested the Government Accountability Office (GAO) to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. The GAO released four reports on for-profit post-secondary education: first, a report in August 2010 (subsequently revised in November 2010) that concluded, based on a three-month undercover investigation, that employees at a non-random sample of 15 proprietary institutions (not including Strayer University) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, and financial aid; second, a report in October 2010 critical of the Department of Education’s efforts to enforce the ban on incentive payments; third, a report in October 2011 critical of the student experience and instructor performance at some for-profit online institutions; and fourth, a report in December 2011 comparing various student outcomes across proprietary, non-profit, and public institutions.

On July 30, 2012, the Senate HELP Committee released its final report on the for-profit sector of higher education entitled “For Profit Higher Education:  The Failure to Safeguard the Federal Investment and Ensure Student Success.”  While acknowledging that for-profit institutions have a role to play in higher education, the report criticized the proprietary institution industry on many fronts.  However, the report also concluded that Strayer University’s “performance, measured by student withdrawal and default rates, is one of the best of any company examined, and it appears that students are faring well at this degree based for-profit college.” S. Rept. 112-37.  The report ultimately recommended several measures for reform which could change the participation of proprietary institutions in Title IV funding, including the following:

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

In May of 2012, the Department of Education announced its intent to establish a negotiated rulemaking committee to prepare proposed regulations designed to prevent fraud and otherwise ensure proper use of Title IV, HEA program funds, especially in the context of current technologies. In particular, the Department of Education intends to propose regulations to address the use of debit cards and other banking mechanisms for disbursing Federal Student Aid funds, and to improve and streamline the campus-based Federal Student Aid programs.  Public hearings were held in May 2012. On April 16, 2013, the Department of Education announced that it would add gainful employment, program integrity, Title IV cash management, and state authorization of distance education among others to this previously initiated negotiated rulemaking. In June of 2013, the Department announced that it would break out gainful employment, and establish a separate negotiated rulemaking committee for this purpose. The negotiated rulemaking committee dealing with gainful employment held several meetings in the third and fourth quarters of 2013, and the Department of Education is expected to issue a Notice of Proposed Rulemaking related to gainful employment in early 2014. A separate negotiated rulemaking involves implementation of the amendments to the campus safety and security reporting requirements in the HEA resulting from the enactment of the Violence Against Women Reauthorization Act of 2013.

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

If an institution offers post-secondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. On June 5, 2012, the Court of Appeals upheld a lower court’s ruling vacating the state authorization of online programs requirement. On July 27, 2012, the Department of Education issued a Dear Colleague Letter cautioning education institutions to remain in compliance with all applicable state laws and regulations related to distance education. The Department of Education announced in April 2013 that distance education and state authorization will be considered as part of the current negotiated rulemaking, but thus far no action has been taken.

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

Gainful Employment Reporting and Disclosure

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Program Integrity Regulations established new annual reporting requirements that are applicable to these programs, and the first reports were due to the Department of Education on October 1, 2011, for the 2006-2007, 2007-2008, 2008-2009 and 2009-2010 federal financial aid award years. For each such program, Strayer University reported specific information regarding the program, the students enrolled in the program, and students who completed the program, including the amount the student received from private educational loans and institutional financing plans. In addition, the Program Integrity Regulations require institutions with gainful employment programs to disclose to prospective students certain information relating to those programs, including the occupations that the program prepares students to enter; the on-time graduation rate; tuition, fees, and costs; job placement rates, if applicable; and median loan debt of students who completed the program. Strayer University makes such disclosures on its website and in promotional materials.   The June 30, 2012, U.S. District Court for the District of Columbia decision related to Gainful Employment vacated the reporting requirements, but the disclosure requirements remain in effect.   The Department of Education required institutions to make the first disclosures by July 1, 2011, to update the disclosures for the 2011-2012 award year by January 31, 2013, and to update the disclosures for the 2012-2013 award year, using a newly developed template released by the Department of Education in November 2013 by January 31, 2014. We made our first disclosures in 2011, and completed timely updates of the disclosures for the 2011-2012 and 2012-2013 years.

New Programs

The Program Integrity Regulations established requirements intended to remain in place until the Department of Education implements performance-based standards for approving additional programs using gainful employment measures. These regulations required an institution to notify the Department of Education of new programs (defined in the regulations) that are subject to gainful employment requirements. Notification was to be made at least 90 days before the first day of class. The institution could proceed to offer the program, unless the Department of Education advised the institution that the additional educational program must be approved. This new program approval process was vacated by the U.S. District Court for the District of Columbia in its June 30, 2012 decision invalidating the gainful employment regulation. As such, institutions are following the rules on additional programs that immediately preceded the vacated gainful employment regulations.

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

Executive Order on Military and Veterans Benefits Programs

In April 2012, President Obama issued an Executive Order directing the Departments of Defense and Veterans Affairs, along with other Executive Branch agencies, to implement actions to establish “Principles of Excellence” to apply to educational institutions receiving funding from Federal military and veterans educational benefits programs, including benefits programs provided by the Post-9/11 GI Bill and the Tuition Assistance program.  The Principles of Excellence relate broadly to information regarding tuition and fees, academic quality, marketing, and state authorization requirements.

Credit Hours

In 2009, the Department of Education’s Office of Inspector General criticized three accreditors, including Middle States, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010, the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The Program Integrity Regulations define the term “credit hour” for the first time and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department could impose liabilities or other sanctions.

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

The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the Department of Education; (2) the accrediting agencies recognized by the U.S. Secretary of Education (Secretary of Education) and (3) state education regulatory bodies. In addition, other federal agencies, such as the Consumer Financial Protection Bureau and Federal Trade Commission, and various state agencies and state Attorneys General enforce consumer protection laws applicable to post-secondary educational institutions.

The regulations, standards and policies of these regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs or costs of doing business.

Title IV requirements are enforced by the Department of Education and in some instances by private plaintiffs. If we are found to be in noncompliance with these laws, regulations, standards or policies, we could lose our access to Title IV program funds, which would have a material adverse effect on our business. Findings of noncompliance also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

Regulatory changes by the Department of Education may have a material adverse effect on our business.

The Department of Education issued on October 28, 2010, final rules that address program integrity issues for post-secondary education institutions participating in Title IV programs, most of which took effect on July 1, 2011. On June 13, 2011, the Department of Education published final regulations on the metrics to determine whether an academic program prepares a student for gainful employment. Subsequent to the gainful employment metrics being invalidated by a federal court, the Department of Education established a negotiated rulemaking committee to consider the issue of gainful employment.  The Committee did not achieve the required consensus.   Although the Department of Education has not yet published a notice of proposed rulemaking, the Department has indicated that it expects to do so in early 2014.  Although it is not yet known what will be included in the Department’s Notice of Proposed Rulemaking, the most recent proposal by the Department put before the Committee included three metrics, as described herein.   Failure of a program in any given year to meet the metrics would lead to heightened disclosure requirements and, if continuing, potential loss of eligibility to participate in Title IV programs. Although there is still uncertainty about the substance and timing of any final regulations related to debt metrics, compliance with the rules could affect how we conduct our business, and insufficient time or lack of sufficient guidance for compliance could have a material adverse effect on our business. Uncertainty surrounding the rules and interpretive guidance by the Department of Education may continue for some period of time and may adversely affect our business.

Congressional examination of for-profit post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.

In 2010, the U.S. Congress increased its focus on for-profit education institutions, including regarding participation in Title IV programs and DOD oversight of tuition assistance for military service members attending for-profit colleges. Since June 2010, the Senate HELP Committee has held hearings to examine the proprietary education sector, and the final report of the majority Members of the Committee was critical of the industry as a whole.  Further, the report recommended various reforms which would affect proprietary institutions’ participation in Title IV programs. Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veterans and military education benefits by students enrolled at proprietary institutions. Strayer University has cooperated with these inquiries. A number of legislators have variously requested the GAO to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. GAO released four reports on for-profit post-secondary education: first, a report in August 2010 (subsequently revised in November 2010) that concluded, based on a three-month undercover investigation, that employees at a non-random sample of 15 proprietary institutions (not including Strayer University) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, and financial aid; second, a report in October 2010 critical of the Department of Education’s efforts to enforce the ban on incentive payments; third, a report in October 2011 critical of the student experience and instructor performance at some for-profit online institutions; and fourth, a report in December 2011 comparing various student outcomes across proprietary, non-profit, and public institutions.

On July 30, 2012, the Senate HELP Committee released a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” While acknowledging that for-profit institutions have a role to play in higher education, the report criticized the proprietary institution industry on many fronts. However, the report also concluded that Strayer University's “performance, measured by student withdrawal rates, is one of the best of any company examined, and it appears that students are faring well at this degree based for-profit college.” S. Rept. 112-37. The report ultimately recommended several measures for reform which could change the participation of proprietary institutions in Title IV funding, including the following:

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

The Higher Education Act (“HEA”), which is the law governing Title IV programs, is subject to periodic reauthorization.  Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our school and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.  The HEA is currently operative through an automatic one-year extension, which continues the current authorization through September 30, 2014.

We are subject to compliance reviews, which, if they resulted in a material finding of non-compliance, could affect our ability to participate in Title IV programs.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and related lawsuits by government agencies, accrediting agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced plans to increase the number of program reviews by 50% to 300 in 2011.  The Department of Education could limit, suspend, or terminate our participation in Title IV programs upon a material finding of non-compliance. The Department of Education last began such a program review of Strayer University’s administration of Title IV programs in the third quarter of 2010.  On December 22, 2011, the Department of Education notified Strayer University that its Program Participation Agreement was approved on a provisional basis because “the institution did not disburse Title IV funds timely to students in each payment period.”  On July 18, 2013, the University received its Final Program Review Determination from the Department, with no material adverse findings and no additional actions required.

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

An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department of Education may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, the Department of Education must provisionally certify an institution. The Department of Education may withdraw our certification if it determines that we are not fulfilling material requirements for continued participation in Title IV programs. If the Department of Education does not renew, or withdraws our certification to participate in Title IV programs, our students would no longer be able to receive Title IV program funds, which would have a material adverse effect on our business.

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On January 20, 2012, Strayer University executed a provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until September 30, 2014. Under the provisional agreement, the only material additional condition that the University must comply with is obtaining Department of Education approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree program.

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

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next federal fiscal year. Institutions with a cohort default rate equal to or greater than 15%, but less than 25%, must delay for 30 days disbursements to first-year, first-time subsidized and unsubsidized Direct Loan borrowers.  In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%.

Beginning with cohort default rate calculations for federal fiscal year 2009, the cohort default rate is calculated by determining the rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year, default by the end of the second (rather than next) federal fiscal year that follows that fiscal year. The two-year method of calculating rates remains in effect and is used to determine institutional eligibility until three consecutive years of official cohort default rates calculated under the new formula are available. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates. If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s two-year cohort default rates for the 2009, 2010, and 2011 federal fiscal years, the three most recent years for which this information is available, were 10.0%, 8.6%, and 10.5%, respectively. The average two-year cohort default rates for proprietary institutions nationally were 15.0%, 12.9%, and 13.6% for federal fiscal years 2009, 2010, and 2011, respectively.  Strayer University’s three-year cohort default rates for federal fiscal years 2009 and 2010, the only two years for which this information is currently available, were 13.9% and 15.2%, respectively.  The average official three-year cohort default rates for proprietary institutions nationally were 22.7% and 21.8% for fiscal years 2009 and 2010, respectively.

Our school could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of our revenues derived from those programs were too high.

A proprietary institution may lose its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenues, on a cash basis, from these programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for two fiscal years. Using the formula specified in the Higher Education Opportunity Act, we derived approximately 74% of our cash-basis revenues from these programs in 2012. Certain members of Congress have proposed to revise the 90/10 Rule to count DOD tuition assistance and veterans education benefits, along with Title IV revenue, toward the 90% limit and to reduce the limit to 85% of total revenue. If we were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business.

Our failure to comply with the Department of Education’s gainful employment regulations could result in heightened disclosure requirements and loss of Title IV eligibility.

To be eligible for Title IV funding, academic programs offered by proprietary institutions of higher education must prepare students for gainful employment in a recognized occupation. After the previously adopted gainful employment regulations were invalidated by a federal court, the Department of Education convened a negotiated rulemaking to propose new regulations related to gainful employment – which negotiations did not yield the required consensus.  The Department is expected to issue a Notice of Proposed Rulemaking for public comment in early 2014.  Although it is not yet known what metrics the Department will ultimately propose in its Notice expected in 2014, the last proposal put before the negotiated rulemaking committee by the Department of Education contained measurements of program cohort default rates, annual debt-to-earnings, and discretionary debt-to-earnings. Under this proposal a program would pass:

•	If the program’s cohort default rate is less than 30%; and

•	If the program’s graduates have an annual debt-to-earnings ratio that does not exceed 8%; or a discretionary debt-to-earnings ratio that does not exceed 20%.

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual debt-to-earnings ratio between 8% and 12%, or a discretionary debt-to-earnings ratio between 20% and 30%, would be considered to be in a warning zone.  Under the annual and discretionary debt-to-earnings metrics, a program would become Title IV ineligible for three years if it fails to pass both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive years.  Under the program cohort default rate metric, a program would become Title IV ineligible for three years if the three-year default rate of three consecutive cohorts of students is greater than or equal to 30%.  The regulations would provide a means by which an institution may challenge the Department of Education’s calculation of any of the three debt metrics prior to loss of Title IV eligibility.

At this point, it is unknown what form any final regulation might take in relation to gainful employment and therefore the Company does not have adequate guidance or data to determine definitively the full financial or operational impact, if any, of potential new regulations going forward. Any gainful employment regulation may substantially increase our administrative burdens and could affect our student enrollment, persistence and retention. Further, although the regulations may provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs may be affected by factors beyond management’s control such as changes in our graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements expected to be associated with a program’s failure to meet the metrics may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

The University must still comply with certain gainful employment disclosure requirements, as originally promulgated and upheld by the District Court.  Failure to comply with those requirements could result in sanctions or other liability, which could have a material adverse effect on our business.

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

The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s Program Integrity Regulations, which took effect July 1, 2011, interpret this provision to prohibit any statement on those topics, made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that has the likelihood or tendency to confuse. Although the U.S. Court of Appeals for the District of Columbia held on June 5, 2012, that the term “substantial misrepresentation” could not include true, nondeceitful statements that are merely confusing, the new misrepresentation rules are expansive.  In the event of substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education or other third parties interpret statements made by us or on our behalf to be in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

Our failure to comply with the Department of Education’s credit hour rule could result in sanctions and other liability.

In 2009, the Department of Education’s Office of Inspector General criticized three accreditors, including Middle States, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010, the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The Program Integrity Regulations define the term “credit hour” for the first time and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department could impose liabilities or other sanctions, which could have a material adverse effect on our business.

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

The HEOA contains new requirements pertinent to relationships between lenders and institutions. In 2009, the Department of Education promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. In addition, new procedures introduced and recommendations made by the Consumer Financial Protection Bureau create uncertainty about whether Congress will impose new burdens on private student lenders. These developments, as well as legislative and regulatory changes such as those relating to gainful employment and repayment rates creating uncertainty in the industry and general credit market conditions, may cause some lenders to decide not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could reduce demand for and/or availability of private education loans, decrease Strayer University’s non-Title IV revenue and thereby increase Strayer University’s 90/10 ratio and have a material adverse effect on our business.

We rely on one or more third parties to administer our participation in Title IV programs and failure to comply with applicable regulations by a third party or by us could cause us to lose our eligibility to participate in Title IV programs.

Until September 30, 2011, Global Financial Aid Services, Inc. assisted us with the administration of our participation in Title IV programs, and other third parties continue to assist us with other aspects of our participation in the Title IV programs. Because Strayer University is jointly and severally liable to the Department of Education for the actions of third-party servicers, failure of such servicers to comply with applicable regulations could have a material adverse effect on Strayer University, including loss of eligibility to participate in Title IV programs. If any of the third-party servicers discontinue providing such services to us, we may not be able to replace them in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with the requirements of the Title IV programs, which could adversely affect our enrollment, revenues and results of operations. Since September 30, 2011, we have directly administered Strayer University’s participation in Title IV programs.  If our financial aid personnel, processes, and quality assurance procedures fail to comply with applicable regulation, such failure could have a material adverse effect on Strayer University, including loss of eligibility to participate in Title IV programs.

Our business could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.

We collected the majority of our fiscal year 2013 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on our part or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations and cash flows could be adversely and materially affected.

Our business could be harmed if Congress makes changes to the availability of Title IV funds.

We collected the majority of our fiscal year 2013 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year.  In April 2011, Congress eliminated year-round Pell Grant awards beginning with the 2011-2012 award year and in July 2012, Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date these changes have not had a material impact on our business, but future changes in the availability of Title IV funds could impact students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations and cash flows.

Risks Related to Our Business

Our enrollment rate is uncertain, and we may not be able to assess our future enrollments effectively.

Our growth depends on a number of factors, including increased unemployment and the resulting lower confidence in job prospects, and many of the regulatory risks discussed above. In 2011, we revised our business model to acknowledge lower growth or reductions in enrollments. Our enrollment in 2014 is likely to be lower than our historical performance and will be affected by legislative uncertainty, regulatory activity, and market conditions. Until legislative, regulatory, and market uncertainty are resolved, it may be difficult to assess whether and to what extent there is an impact on our long-term growth prospects. In 2013, we closed physical locations to better align our resources with our current student enrollments. Although we may continue to invest in new campuses and to pursue our strategic goals in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take if regulatory and legislative matters are not clarified or if market conditions do not stabilize.

Opening new campuses and adding new services are dependent on our forecast of the demand for adult-focused post-secondary education and on regulatory approvals.

Establishing new locations and adding new services require us to expend significant resources, including making human capital and financial capital investments, incurring marketing expenses and reallocating other resources. Since significant growth in enrollment in new campuses is required for them to become profitable, our willingness to add new campuses depends on our ability to predict growth in enrollment. The recent activity by the Department of Education and the U.S. Congress has introduced uncertainties into our business model and has slowed our pace of opening of new campuses, and we do not currently have plans to open new campuses in 2014. To open a new location, we are required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. We cannot assure investors that we will continue to open new campus locations or add new services in the future.

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

Our business is subject to seasonal fluctuations, which cause our operating results to fluctuate from quarter to quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our common stock. We experience, and expect to continue to experience, seasonal fluctuations in our revenue. Historically, our quarterly revenues and income have been lowest in the third quarter (July through September) because fewer students are enrolled during the summer months. We also incur significant expenses in the third quarter in preparing for our peak enrollment in the fourth quarter (October through December), including investing in online and campus infrastructure necessary to support increased usage. These investments result in fluctuations in our operating results which could result in volatility or have an adverse effect on the market price of our common stock. In addition, the online education market is a rapidly evolving market, and we may not be able to forecast accurately future enrollment growth and revenues.

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

Possession and use of personal information in our operations subject us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state authorities and private litigants, and any of which could have a material adverse effect on our business.

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

As part of our growth strategy, we expect to consider selective acquisitions. We cannot assure investors that we will be able to complete successfully any acquisitions on favorable terms, or that if we do, we will be able to integrate successfully the personnel, operations and technologies of any such acquisitions. Our failure to complete or integrate successfully future acquisitions could disrupt our business and materially and adversely affect our profitability and liquidity by distracting our management and employees and increasing our expenses. In addition, because an acquisition is considered a change in ownership and control of the acquired institution under applicable regulatory standards, we must seek approval from the Department of Education if the acquired institution participates in Title IV programs, and most applicable state agencies and accrediting agencies and possibly other regulatory bodies when we acquire an institution. If we were unable to obtain such approvals of an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

Item 1B.	Unresolved Staff Comments

There are no SEC staff comments on our periodic SEC reports which are unresolved.

Item 2.	Properties

Except for five campus facilities which we own, our campus and administrative facilities are leased. Our facilities are located predominantly in the Eastern United States, and our corporate headquarters is located in Herndon, Virginia. Our leases generally range from five to 10 years with one to two renewal options for extended terms. As of December 31, 2013, we leased 99 campus and administrative facilities consisting of approximately 1.8 million square feet. The facilities that we own consist of approximately 110,000 square feet.

As announced in October 2013, we closed approximately 20 physical locations predominantly in the Midwest. These locations, representing approximately 325,000 square feet of our 1.8 million square feet under lease, have remaining lease obligations ranging from two to eight years. We are evaluating various options to address unused facility space including sublets, both short-term and long-term, and lease buyouts.

We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. We do not anticipate any significant addition of campus or administrative space in 2014.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “STRA.” The following table sets forth, for the periods indicated, the high, low, and closing sale prices of our common stock, as reported on the NASDAQ Stock Market.

	High	Low	Close	Cash Dividends Declared
2012
First Quarter	$120.00	$92.51	$94.28	$1.00
Second Quarter	$109.50	$82.46	$109.02	$1.00
Third Quarter	$113.28	$62.53	$64.35	$1.00
Fourth Quarter	$69.16	$42.98	$56.17	$1.00
2013
First Quarter	$64.70	$46.31	$48.38	$--
Second Quarter	$58.55	$44.50	$48.83	$--
Third Quarter	$52.85	$39.27	$41.52	$--
Fourth Quarter	$49.99	$33.64	$34.47	$--

As of January 31, 2014, there were 10,797,237 shares of common stock outstanding, and approximately 114 holders of record.

In 2012, we paid $47.3 million in dividends, or $1.00 per share each quarter. We did not pay a regular quarterly dividend in 2013. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.

Peer Group Performance Graph

The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2008 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Apollo Group, Inc. (APOL), Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry, Inc. (DV), and ITT Educational Services, Inc. (ESI). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

 Comparison of 60 Month Cumulative Total Return*
Among Strayer Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Strayer Education, Inc.	100	99	71	45	26	16
NASDAQ Stock Market (U.S.)	100	144	168	165	191	265
Peer Group	100	99	70	51	24	35

*	The comparison assumes $100 was invested on December 31, 2008 in our common stock, the NASDAQ Stock Market (U.S.) Index and the peer companies selected by us.

There were no sales by us of unregistered securities during the year ended December 31, 2013.

In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2013, approximately $70.0 million of our share repurchase authorization was remaining for repurchases through the end of 2014. All of our share repurchases were effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended or terminated at any time by us without notice.

A summary of our share repurchases since the inception of the plan is as follows:

	Total number of shares repurchased	Average dollar price paid per share	Cost of share repurchases (millions)
2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1
2010	687,340	168.06	115.5
2011	1,581,444	128.15	202.7
2012	484,841	51.56	25.0
2013	495,085	50.49	25.0
Total	5,702,454	$124.24	$708.5

We did not make any share repurchases during the three months ended December 31, 2013.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(Dollar and share amounts in thousands, except per share data)
Income Statement Data:
Revenues	$511,961	$636,732	$627,434	$561,979	$503,600
Costs and expenses:
Instruction and educational support	218,551	269,557	292,003	300,098	310,446
Marketing	54,967	70,270	74,293	71,864	75,426
Admissions advisory	23,017	25,277	26,531	26,374	20,390
General and administration	43,072	55,857	55,464	50,056	64,637
Total costs and expenses	339,607	420,961	448,291	448,392	470,899
Income from operations	172,354	215,771	179,143	113,587	32,701
Investment and other income	1,408	1,228	152	4	2
Interest expense	–	–	3,773	4,616	5,419
Income before income taxes	173,762	216,999	175,522	108,975	27,284
Provision for income taxes	68,684	85,739	69,478	43,045	10,859
Net income	$105,078	$131,260	$106,044	$65,930	$16,425

Net income per share:
Basic	$7.67	$9.78	$8.91	$5.79	$1.55
Diluted	$7.60	$9.70	$8.88	$5.76	$1.55
Weighted average shares outstanding:
Basic	13,703	13,426	11,906	11,390	10,584
Diluted(a)	13,825	13,535	11,943	11,440	10,624
Other Data:
Depreciation and amortization	$13,937	$17,309	$21,525	$23,973	$35,563
Stock-based compensation expense	$10,954	$11,987	$13,234	$5,464	$9,291
Capital expenditures	$30,431	$46,015	$29,991	$24,733	$8,726
Cash dividends per common share (paid)	$2.25	$3.25	$4.00	$4.00	$–
Average enrollment(b)	47,142	56,002	53,901	49,323	43,969
Campuses(c)	71	84	92	97	100
Full-time employees(d)	1,811	2,099	2,140	2,019	1,485

	At December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$116,516	$76,493	$57,137	$47,517	$94,760
Working capital(e)	105,735	62,205	17,484	46,631	82,182
Total assets	238,441	235,178	231,133	227,792	254,266
Long-term debt	–	–	90,000	121,875	118,750
Other long-term liabilities	11,745	12,644	21,656	21,905	51,456
Total liabilities	48,621	59,174	188,840	186,804	215,364
Total stockholders’ equity	189,820	176,004	42,293	40,988	38,902

(a)
Diluted weighted average shares outstanding include common shares issued and outstanding, and the dilutive impact of restricted stock, restricted stock units, and outstanding stock options using the Treasury Stock Method.

(b)	Reflects average student enrollment for the four academic terms for each year indicated.

(c)
Reflects number of campuses offering classes during the fourth quarter of each year indicated. In October 2013, we announced that approximately 20 physical locations would be closed after classes were taught in the fall academic term. Following these closures, the University will have approximately 80 physical campuses.

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

Background and Overview

We are an education services holding company that owns Strayer University. Strayer University is an institution of higher education which offers undergraduate and graduate degree programs at physical campuses, predominantly located in the Eastern United States, and online.

Set forth below are average enrollment, full-time tuition rates, revenues, income from operations, net income, and diluted net income per share for the last three years.

	Year Ended December 31,
	2011	2012	2013
Average enrollment	53,901	49,323	43,969
% Change from prior year	(4%)	(8%)	(11%)
Full-time tuition (per course)	$1,590	$1,650	$1,700
% Change from prior year	5%	4%	3%
Revenues (in thousands)	$627,434	$561,979	$503,600
% Change from prior year	(1%)	(10%)	(10%)
Income from operations (in thousands)	$179,143	$113,587	$32,701
% Change from prior year	(17%)	(37%)	(71%)
Net income (in thousands)	$106,044	$65,930	$16,425
% Change from prior year	(19%)	(38%)	(75%)
Diluted net income per share	$8.88	$5.76	$1.55
% Change from prior year	(8%)	(35%)	(73%)

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

We record tuition receivable and unearned tuition for our students upon the start of the academic term. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided and unearned tuition represents advance payments from students for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than one year past due is charged against the allowance. Accounts less than one year past due are reserved according to the length of time the balance has been outstanding. We also consider the likelihood of recovering balances that have previously been written off, based on our historical experience of recovering portions of these balances. Our estimates are subject to adjustment if future results are materially different than what we have experienced historically. Our bad debt expense as a percentage of revenues for the years ended December 31, 2011, 2012, and 2013, was 4.0%, 4.2% and 4.4%, respectively.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for doubtful accounts, income tax provisions, the useful lives of property and equipment, redemption rates for scholarship programs, fair value of future contractual operating lease obligations for facilities that have been closed, valuation of deferred tax assets, goodwill, and intangible assets, valuation of its interest rate swap arrangement, forfeiture rates and achievability of performance targets for stock-based compensation plans, and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly reviews its estimates and judgments for reasonableness and may modify them in the future. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition – Our educational programs are offered on a quarterly basis, and such periods coincide with our quarterly financial reporting periods. Approximately 96% of our revenues during the year ended December 31, 2013, consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as unearned tuition.

Our Graduation Fund is a program whereby eligible students may earn tuition credits at the end of their course of study if they successfully remain in the program.  For our Graduation Fund, we estimate on a quarterly basis the value of awards earned that will be redeemed in a future period and adjust this estimate as necessary. This estimate is a function of the continuation rates of students with similar characteristics, and is subject to adjustment if student continuation rates vary significantly from prior experience.  Our continuation rates have not varied materially from our estimates to date.   If student continuation rates increase, we may increase our liability as students would be earning a greater benefit than previously estimated.

Tuition receivable – We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable (net of recoveries) and consideration of other relevant factors. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2012 and 2013, our bad debt expense was 4.2% and 4.4% of revenue, respectively.

Accrued lease and related costs – We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If we enter into subleases at rates that are substantially different that our current estimates, we will adjust our liability for lease and related costs.

Other estimates – We also record estimates for certain of our accrued expenses and income tax liabilities. We estimate the useful lives of our property and equipment. We periodically assess goodwill and intangible assets for impairment. We assess the value of our interest rate swap arrangement every quarter. We periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.

Results of Operations

In 2013, we generated $503.6 million in revenue, a 10% decrease compared to 2012, primarily as a result of a decline in average enrollment of 11%. Income from operations was $32.7 million in 2013, a decrease of 71% compared to 2012. Income from operations in 2013 is net of $54.7 million in charges related to the Company’s previously announced restructuring. Net income in 2013 was $16.4 million compared to $65.9 million for the same period in 2012, a decrease of 75%. Net income for 2013 is net of approximately $33.0 million in after tax charges related to the restructuring. Diluted earnings per share was $1.55 compared to $5.76 for the same period in 2012, a decrease of 73%. Diluted earnings per share for the year is net of $3.10 per share in after tax charges related to the restructuring.

In October 2013, the Company implemented various restructuring initiatives to better align the Company’s resources with its current student enrollments.  These restructuring initiatives, which occurred primarily in the fourth quarter of 2013, include the closing of approximately 20 physical locations and reductions in the number of campus-based and corporate employees.  The Company incurred the following charges associated with these activities in the fourth quarter of 2013, and recorded them in the following line items in the statement of operations below:

	Year Ended December 31, 2013
($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Instruction & educational support	$30,612	$5,548	$36,160
Marketing	—	120	120
Admissions advisory	—	248	248
General & administration	17,180	982	18,162
Total charges	$47,792	$6,898	$54,690

The following details the changes in the Company’s restructuring liability by type of cost during the year ended December 31, 2013:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2012	$—	$—	$—
Restructuring and other charges (1)	47,792	6,898	54,690
Non-cash adjustments(2)	(5,139)	1,438	(3,701)
Payments	(103)	(6,120)	(6,223)
Balance at December 31, 2013(1)	$42,550	$2,216	$44,766

(1)
The current portion of our restructuring liabilities was $10.4 million as of December 31, 2013, most of which are included in Accounts payable and accrued expenses, and the long-term portion is included in Other long-term liabilities in the Consolidated Balance Sheets. The gross obligation associated with restructuring liabilities as of December 31, 2013, is approximately $44.8 million, which principally represents non-cancelable leases that will be paid over the respective lease terms through 2022.

(2)
A total of $48.5 million of non-cash charges were incurred in connection with the restructuring. Non-cash adjustments for lease and related costs include $10.9 million of accelerated depreciation, partially offset by the release of certain deferred rent and leasehold incentive liabilities of approximately $5.7 million. Non-cash adjustments for severance and other employee separation costs represent share-based compensation.

Key enrollment trends by quarter were as follows:

Academic Term	2012	2013	% Change	% Change in new students
Winter	50,432	47,926	-5%	-5%
Spring	50,896	46,130	-9%	-14%
Summer	44,236	38,627	-13%	-17%
Fall	51,727	43,192	-17%	-23%
Average	49,323	43,969	-11%	-16%

Although we do not know for sure why our enrollment trends and that of the proprietary higher education sector generally have been negative, we believe that sustained levels of high unemployment, the resulting lower confidence in job prospects, competition, and the high cost of a college education are all contributing factors. The 16% decline in our new students in 2013 will have an adverse impact on 2014 enrollment since there will be fewer students from 2013 continuing their education in 2014. We believe it will take several quarters of new student growth in order to achieve overall enrollment growth.

We cannot predict future enrollments or whether new student enrollment will decline further, stabilize or increase in response to the economy or other factors. However, we have introduced a number of initiatives in response to these declining enrollment trends.  Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced our undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. As an extra incentive to encourage our students to continue their studies through to graduation, we introduced our Graduation Fund in mid-2013. Under this program, qualifying students receive one free course for every three courses taken. The free courses earned are redeemable in one’s final academic year.  In 2013, as described above, we undertook some restructuring initiatives, including the closing of approximately 20 physical locations. The revenue impact of these initiatives is not known since the University is making online classes available to these students. However, we estimate these actions will save us approximately $50 million in expenses per year beginning in 2014. This figure is based upon various assumptions about our ability to sublease or otherwise mitigate lease costs, which may be greater or less than expected. A description of factors that may affect the contract lease costs included in the expected savings is set forth in Note 3 of the Consolidated Financial Statements under the caption “Restructuring and Related Charges.” We believe these measures and others that are embedded in our strategic priorities will allow us to continue to deliver high quality, affordable education which should result in continued growth for the University over the long-term.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2011	2012	2013
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	46.6	53.4	61.7
Marketing	11.8	12.8	15.0
Admissions advisory	4.2	4.7	4.0
General and administration	8.8	8.9	12.8
Total Costs and expenses	71.4	79.8	93.5
Income from operations	28.6	20.2	6.5
Investment income	–	–	–
Interest expense	0.6	0.8	1.1
Income before income taxes	28.0	19.4	5.4
Provision for income taxes	11.1	7.7	2.1
Net income	16.9%	11.7%	3.3%
Effective tax rate	39.6%	39.5%	39.8%

Year Ended December 31, 2013 Compared To Year Ended December 31, 2012

Enrollment.  Average enrollment decreased 11% to 43,969 students for the year ended December 31, 2013 from 49,323 students for the same period in 2012.

Revenues. Revenues decreased 10% to $503.6 million in 2013 from $562.0 million in 2012 principally due to lower average enrollment. In late 2013, we introduced a new pricing structure for new undergraduate students which could significantly reduce their cost of tuition. A shift in enrollment toward students eligible for the lower tuition will result in lower revenue per student in the future.

Instruction and educational support expenses. Instruction and educational support expenses increased $10.3 million, or 3%, to $310.4 million in 2013 from $300.1 million in 2012. This increase is primarily attributable to lease abandonments, asset write-offs, and severance charges of $36.2 million associated with the restructuring, partially offset by lower overall personnel-related costs due to lower average enrollment. These expenses as a percentage of revenues increased to 61.7% in 2013 from 53.4% in 2012.  We believe instruction and educational support expenses will decline in the aggregate in the future as a result of savings expected to be achieved as a result of the restructuring, which primarily will affect instruction and educational support expenses and general and administration expenses.

Marketing expenses. Marketing expenses increased $3.5 million, or 5%, to $75.4 million in 2013 from $71.9 million in 2012. This increase is primarily due to the full year impact in 2013 of new markets opened during 2012. These expenses as a percentage of revenues increased to 15.0% in 2013 from 12.8% in 2012, largely due to marketing expenses increasing while tuition revenues declined. Although we implemented restructuring initiatives in 2013, we expect to continue to invest in our marketing efforts such that marketing expense may increase as a percentage of revenue in 2014 as compared to 2013.

Admissions advisory expenses. Admissions advisory expenses decreased by $6.0 million, or 23%, to $20.4 million in 2013 from $26.4 million in 2012, primarily as a result of lower personnel costs from consolidating Global Online centers in the fourth quarter of 2012. Admissions advisory expenses as a percentage of revenues decreased to 4.0% in 2013 from 4.7% in 2012 due to these expenses declining at a higher rate than tuition revenues.

General and administration expenses. General and administration expenses increased $14.5 million, or 29%, to $64.6 million in 2013 from $50.1 million in 2012. The increase is primarily attributable to one-time lease abandonment, asset write-off, and severance charges of $18.2 million associated with the restructuring initiatives, partially offset by lower overall personnel-related costs. General and administration expenses as a percentage of revenues increased to 12.8% in 2013 compared to 8.9% in 2012 due to these expenses increasing while tuition revenues declined. We believe general and administration expenses will decline in the aggregate in the future as a result of savings expected to be achieved as a result of the restructuring, which primarily will affect instruction and educational support expenses and general and administration expenses.

Income from operations. Income from operations decreased $80.9 million, or 71%, to $32.7 million in 2013 from $113.6 million in 2012, primarily due to the $54.7 million incurred with the restructuring and due to the aforementioned factors.

Investment income. Investment income decreased from approximately $4,000 in 2012 to approximately $2,000 in 2013.

Interest expense. Interest expense increased $0.8 million, or 17%, to $5.4 million in 2013 compared to $4.6 million in 2012, primarily due to higher average debt outstanding in 2013.

Provision for income taxes. Income tax expense decreased $32.1 million, or 75%, to $10.9 million in 2013 from $43.0 million in 2012, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.8% for 2013 as compared to 39.5% for 2012.

Net income. Net income decreased $49.5 million, or 75%, to $16.4 million in 2013 from $65.9 million in 2012 due to the factors discussed above.

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

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment is generally lowest in the third quarter, or summer term. In 2013, enrollment by term was as follows:

2013 Enrollment by Term

Term	Enrollment
Winter	47,926
Spring	46,130
Summer	38,627
Fall	43,192
Average	43,969

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2011, 2012 and 2013:

Quarterly Revenues
(dollars in thousands)

	2011		2012		2013
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$171,956	27%	$149,532	27%	$137,506	27%
June 30	163,789	26	146,254	26	131,980	26
September 30	135,865	22	124,260	22	110,031	22
December 31	155,824	25	141,933	25	124,083	25
Total for year	$627,434	100%	$561,979	100%	$503,600	100%

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and excluding one-time items, do not vary significantly on a quarterly basis.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents of $94.8 million compared to $47.5 million at December 31, 2012. At December 31, 2013, most of our cash was invested in bank overnight deposits.

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

The term loan portion of the amended credit facility requires quarterly principal payments of $781,250 beginning in March 2013 through December 2014, and $1,562,500 beginning in March 2015. Any remaining principal is payable in full on December 31, 2016. Borrowings bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on our leverage ratio. For the term loan facility, we are party to interest rate swap arrangements that fix the interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio. An unused commitment fee ranging from 0.30% to 0.40%, depending on our leverage ratio, accrues on unused amounts under the revolving portion of the amended credit facility. During the year ended December 31, 2012 and 2013, we paid cash interest of $3.8 million and $4.6 million, respectively. We had no outstanding balance under the prior revolving credit facility on the day of closing. At December 31, 2013, we had $121.9 million outstanding under the term loan and no balance outstanding under the revolving credit facility. We are obligated to repay $3.1 million of the term loan over the next four calendar quarters.

The amended credit facility contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit facility as of December 31, 2013.

Although our income from operations and net income was significantly lower in 2013 than in 2012, our net cash from operating activities increased in 2013 to $84.1 million, as compared to $82.1 million for the same period in 2012. The decrease in income from operations was largely the result of the restructuring initiatives described above, in which we incurred $54.7 million in charges in 2013, of which $48.5 million were non-cash. Our net cash flows from operating activities also increased due to a change in 2012 in the timing of student tuition payments by a third party, and the favorable timing of cash tax payments in 2013 compared to 2012. Capital expenditures were $8.7 million for the year ended December 31, 2013, compared to $24.7 million for the same period in 2012. Capital expenditures for the year ending December 31, 2014 are expected to be in the range of $10-12 million as we are not currently planning to open additional campuses in 2014.

For the year ended December 31, 2013, we invested $25.0 million to repurchase common shares in the open market. We did not pay a regular quarterly dividend in 2013 and do not intend to pay one in 2014.

In 2013, bad debt expense as a percentage of revenue was 4.4% compared to 4.2% for 2012. Days sales outstanding was 14 days at the end of the fourth quarter of 2013 compared to 15 days at the end of the fourth quarter of 2012.

We have available $100 million under our revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts. Excess cash is invested in money market funds, which is included in cash and cash equivalents at December 31, 2011, 2012 and 2013. We earned interest income of $152,000, $4,000 and $2,000 in each of the years ended December 31, 2011, 2012 and 2013, respectively.

Contractual Obligations

The table below sets forth our contractual commitments associated with operating leases, without taking into account subleases, and the repayment of debt as of December 31, 2013:

	Payments Due By Period (in thousands)
	Total	Within 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$217,112	$41,975	$74,228	$53,269	$47,640
Term loan	121,875	3,125	118,750	-	-
	$338,987	$45,100	$192,978	$53,269	$47,640

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2013, we do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2013, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On November 8, 2012, we entered into a second amended and restated revolving credit and term loan agreement providing for a $100 million revolving credit facility and a $125 million term loan facility. Borrowings under the $100 million revolving credit facility bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on our leverage ratio. Also on November 8, 2012, we entered into an additional interest rate swap arrangement for the $125 million term loan facility that fixes our interest rate on the term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on our leverage ratio, for the duration of the term loan. Although an increase in LIBOR would not affect interest expense on the term loan, it would affect interest expense on any outstanding balance of the revolving credit facility and the fair value of the interest rate swap arrangement. For every 100 basis points increase in LIBOR, we would incur an incremental $1.0 million in interest expense per year assuming the entire $100 million revolving credit facility were utilized, but such an increase in LIBOR would not materially affect the value of our interest rate swap.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Strayer Education, Inc.
Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of December 31, 2012 and 2013	48
Consolidated Statements of Income for each of the three years in the period ended December 31, 2013	49
Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013	49
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2013	50
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013	51
Notes to Consolidated Financial Statements	52 - 65

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Strayer Education, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
McLean, Virginia
February 26, 2014

 STRAYER EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2012	2013

ASSETS
Current assets:
Cash and cash equivalents	$47,517	$94,760
Tuition receivable, net	23,262	15,842
Income taxes receivable	4,454	–
Other current assets	14,422	16,738
Total current assets	89,655	127,340
Property and equipment, net	121,520	94,421
Deferred income taxes	3,279	17,129
Goodwill	6,800	6,800
Other assets	6,538	8,576
Total assets	$227,792	$254,266

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$39,124	$38,527
Income taxes payable	–	2,569
Unearned tuition	494	656
Other current liabilities	281	281
Current portion of term loan	3,125	3,125
Total current liabilities	43,024	45,158
Term loan, less current portion	121,875	118,750
Other long-term liabilities	21,905	51,456
Total liabilities	186,804	215,364

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; 20,000,000 shares authorized; 11,387,299 and 10,797,464 shares issued and outstanding at December 31, 2012 and 2013, respectively	114	108
Additional paid-in capital	299	7,137
Retained earnings	41,311	31,629
Accumulated other comprehensive income (loss)	(736)	28
Total stockholders’ equity	40,988	38,902
Total liabilities and stockholders’ equity	$227,792	$254,266

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2011	2012	2013
Revenues	$627,434	$561,979	$503,600
Costs and expenses:
Instruction and educational support	292,003	300,098	310,446
Marketing	74,293	71,864	75,426
Admissions advisory	26,531	26,374	20,390
General and administration	55,464	50,056	64,637
Total costs and expenses	448,291	448,392	470,899
Income from operations	179,143	113,587	32,701
Investment income	152	4	2
Interest expense	3,773	4,616	5,419
Income before income taxes	175,522	108,975	27,284
Provision for income taxes	69,478	43,045	10,859
Net income	$106,044	$65,930	$16,425

Earnings per share:
Basic	$8.91	$5.79	$1.55
Diluted	$8.88	$5.76	$1.55
Weighted average shares outstanding:
Basic	11,906	11,390	10,584
Diluted	11,943	11,440	10,624

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2011	2012	2013
Net income	$106,044	$65,930	$16,425
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	(611)	(125)	764
Unrealized gain (loss) on investment, net of income tax	(40)	–	–
Comprehensive income	$105,393	$65,805	$17,189

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
 (in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2010	13,316,822	$133	$1,206	$174,625	$40	$176,004
Tax shortfall associated with stock-based compensation arrangements	–	–	(569)	–	–	(569)
Repurchase of common stock	(1,581,444)	(16)	(13,575)	(189,073)	–	(202,664)
Restricted stock grants, net of forfeitures	57,078	1	(1)	–	–	–
Stock-based compensation	–	–	13,234	–	–	13,234
Common stock dividends	–	–	–	(49,105)	–	(49,105)
Change in net unrealized gains and losses on marketable securities, net of income tax	–	–	–	–	(40)	(40)
Change in fair value of derivative instrument, net of income tax	–	–	–	–	(611)	(611)
Net income	–	–	–	106,044	–	106,044
Balance, December 31, 2011	11,792,456	118	295	42,491	(611)	42,293
Tax shortfall associated with stock-based compensation arrangements	–	–	(245)	–	–	(245)
Repurchase of common stock	(484,841)	(5)	(5,214)	(19,782)	–	(25,001)
Restricted stock grants, net of forfeitures	79,684	1	(1)	–	–	–
Stock-based compensation	–	–	5,464	–	–	5,464
Common stock dividends	–	–	–	(47,328)	–	(47,328)
Change in fair value of derivative instrument, net of income tax	–	–	–	–	(125)	(125)
Net income	–	–	–	65,930	–	65,930
Balance, December 31, 2012	11,387,299	114	299	41,311	(736)	40,988
Tax shortfall associated with stock-based compensation arrangements	–	–	(702)	(2,865)	–	(3,567)
Repurchase of common stock	(495,085)	(5)	(1,752)	(23,242)	–	(24,999)
Restricted stock forfeitures and cancellations, net of grants	(94,750)	(1)	1	–	–	–
Stock-based compensation	–	–	9,291	–	–	9,291
Change in fair value of derivative instrument, net of income tax	–	–	–	–	764	764
Net income	–	–	–	16,425	–	16,425
Balance, December 31, 2013	10,797,464	$108	$7,137	$31,629	$28	$38,902

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income	$106,044	$65,930	$16,425
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(281)	(281)	(281)
Amortization of deferred rent	1,177	323	(462)
Gain on sale of marketable securities	(66)	–	–
Amortization of deferred financing costs	663	795	780
Depreciation and amortization	21,525	23,973	35,563
Deferred income taxes	3,722	(38)	(23,435)
Stock-based compensation	13,234	5,464	9,291
Changes in assets and liabilities:
Tuition receivable, net	(2,995)	1,744	4,024
Other current assets	(768)	(2,130)	2,434
Other assets	102	(135)	494
Accounts payable and accrued expenses	(3,360)	5,673	(116)
Income taxes payable and income taxes receivable	(1,279)	(4,306)	7,799
Unearned tuition	11,841	(14,870)	2,059
Other long-term liabilities	4,804	(80)	29,518
Net cash provided by operating activities	154,363	82,062	84,093
Cash flows from investing activities:
Purchases of property and equipment	(29,991)	(24,733)	(8,726)
Purchases of marketable securities	(2)	–	–
Proceeds from the sale of marketable securities	12,388	–	–
Acquisition of assets	(7,000)	–	–
Net cash used in investing activities	(24,605)	(24,733)	(8,726)

Cash flows from financing activities:
Repurchase of common stock	(202,664)	(25,001)	(24,999)
Payments on term loan	(2,500)	(20,000)	(3,125)
Proceeds from term loan	100,000	47,500	–
Payments on revolving credit facility	(100,000)	(83,000)	–
Proceeds from revolving credit facility	120,000	63,000	–
Common dividends paid	(49,105)	(47,328)	–
Payment of deferred financing costs	(2,459)	(2,120)	–
Net cash used in financing activities	(136,728)	(66,949)	(28,124)
Net (decrease) increase in cash and cash equivalents	(6,970)	(9,620)	47,243
Cash and cash equivalents – beginning of year	64,107	57,137	47,517
Cash and cash equivalents – end of year	$57,137	$47,517	$94,760
Non-cash transactions:
Purchases of property and equipment included in accounts payable	$1,115	$529	$47

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

Revenue Recognition

The Company’s educational programs are offered on a quarterly basis and such periods coincide with the Company's quarterly financial reporting periods. Approximately 96% of the Company’s revenues during the year ended December 31, 2013, consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (unearned tuition) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as unearned tuition. The estimated value of scholarship awards which will be realized in the future is based on historical experience of students who are expected to realize scholarship awards earned as courses are successfully completed. Unearned tuition is recorded as a current or long-term liability in the consolidated balance sheets based on when the benefit is expected to be realized. Revenues also include textbook-related income, application fees, technology fees, placement test fees, withdrawal fees, certificate revenue, and other income, which are recognized when earned.

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

Tuition Receivable and Allowance for Doubtful Accounts

The Company records tuition receivable and unearned tuition for its students upon the start of the academic term. Therefore, at the end of the quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided and unearned tuition represents advance payments from students for academic services to be provided in the future. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. The University establishes an allowance for doubtful accounts primarily based upon historical collection rates by age of receivable (net of recoveries). The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience. The Company’s tuition receivable and allowance for doubtful accounts were as follows:

	December 31,
($ in thousands)	2012	2013
Tuition receivable	$29,858	$26,145
Allowance for doubtful accounts	(6,596)	(10,303)
Tuition receivable, net	$23,262	$15,842

Approximately $3.4 million of tuition receivable is included in "Other assets" in the accompanying Consolidated Balance Sheets as of December 31, 2013, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for each of the past three years:

	Year Ended December 31,
($ in thousands)	2011	2012	2013
Beginning allowance for doubtful accounts	$7,935	$7,279	$6,596
Additions charged to expense	24,877	23,728	22,225
Write-offs, net of recoveries	(25,533)	(24,411)	(18,518)
Ending allowance for doubtful accounts	$7,279	$6,596	$10,303

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. In accordance with the Property, Plant and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair-value based model. Through 2013, no such impairment loss had occurred. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $21.5 million, $24.0 and $35.6 million for the years ended December 31, 2011, 2012, and 2013, respectively.

Construction in progress includes costs of computer software developed for internal use, and is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs, payroll and payroll-related costs for employees that are directly associated with the project are capitalized and will be amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2013 in the Consolidated Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.

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

Goodwill and the indefinite-lived intangible asset are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08,  Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment , the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test. Following its qualitative assessment, the Company determined it was not more likely than not that the fair value of its goodwill was less than the carrying amount and, accordingly, no impairment existed in 2013.

Long-Term Liabilities

Included in the Company’s long-term liabilities are the non-current portion of the Company’s borrowings under its term loan and revolving credit facility, liabilities related to the Company's operating leases, deferred payments related to an acquisition, fair value of the Company’s interest rate swap, and the non-current portion of unearned tuition. In conjunction with the opening of some campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20 (“ASC 840-20”), these reimbursements were capitalized as leasehold improvements and a liability was established. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five to ten years. In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The cumulative difference between the rent payment and the straight-line rent expense is recorded as a liability. The Company also records the non-current portion of the gain related to the sale and lease back of a campus facility as a long-term liability. (See Note 10 below for more information.)

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

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 11,387,299 and 10,797,464 shares were issued and outstanding as of December 31, 2012 and 2013, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Advertising Costs

The Company expenses advertising costs in the quarter incurred, except for costs associated with the production of media commercials which are expensed when the commercial is first aired.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Consolidated Statements of Income for each of the three years in the period ended December 31, 2013, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met.  If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the year ended December 31, 2013, the Company had no issued and outstanding stock options that were included in the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	2011	2012	2013
Weighted average shares outstanding used to compute basic earnings per share	11,906	11,390	10,584
Incremental shares issuable upon the assumed exercise of stock options	8	–	–
Unvested restricted stock and restricted stock units	29	50	40
Shares used to compute diluted earnings per share	11,943	11,440	10,624

Income Taxes

The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

The Income Taxes Topic, ASC 740 (“ASC 740”), requires the company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Uncertain tax positions are recognized when a tax position, based solely on its technical merits, is determined to be more likely than not to be sustained upon examination. Upon determination, uncertain tax positions are measured to determine the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. A tax position is derecognized if it no longer meets the more likely than not threshold of being sustained.

The tax years 2012 and 2013 remain open for Federal tax examination and the tax years 2009–2012 remain open to examination by state and local taxing jurisdictions in which the Company is subject.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates included allowances for doubtful accounts, the useful lives of property and equipment, fair value of future contractual operating lease obligations, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill, intangible assets and the interest rate swap arrangement, and the provision for income taxes. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income consists of net income and unrealized gains or losses on investments in marketable securities, and the change in the fair value of the Company’s interest rate swap, net of income taxes.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which provides guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income. The standard requires entities to present (either on the face of the income statement or in the notes to the financial statements) the effects of amounts reclassified out of accumulated other comprehensive income on income statement line items. ASU 2013-02 was effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 on January 1, 2013, did not have a material impact the Company’s disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). The standard provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset instead of presented gross for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company believes adoption of ASU 2013-11 will not have a material impact on the Company’s financial position or results from operations.

3.         Restructuring and Related Charges

In October 2013, the Company implemented a restructuring to better align the Company’s resources with its current student enrollments.  This restructuring, which occurred primarily in the fourth quarter of 2013, included the closing of approximately 20 physical locations and reductions in the number of campus-based and corporate employees.  The Company incurred the following charges associated with these activities in the fourth quarter of 2013, and recorded them in the following line items in the statement of operations below:

	Year Ended December 31, 2013
($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Instruction & educational support	$30,612	$5,548	$36,160
Marketing	—	120	120
Admissions advisory	—	248	248
General & administration	17,180	982	18,162
Total charges	$47,792	$6,898	$54,690

The following details the changes in the Company’s restructuring liability by type of cost during the year ended December 31, 2013:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2012	$—	$—	$—
Restructuring and other charges (1)	47,792	6,898	54,690
Non-cash adjustments(2)	(5,139)	1,438	(3,701)
Payments	(103)	(6,120)	(6,223)
Balance at December 31, 2013(1)	$42,550	$2,216	$44,766

(1)
The current portion of restructuring liabilities was $10.4 million as of December 31, 2013, most of which are included in Accounts payable and accrued expenses, and the long-term portion is included in Other long-term liabilities in the Consolidated Balance Sheets. The gross obligation associated with restructuring liabilities as of December 31, 2013 is approximately $44.8 million, which principally represents non-cancelable leases that will be paid over the respective lease terms through 2022.

(2)
A total of $48.5 million of non-cash charges were incurred in connection with the restructuring. Non-cash adjustments for lease and related costs include $10.9 million of accelerated depreciation, partially offset by the release of certain deferred rent and leasehold incentive liabilities of approximately $5.7 million. Non-cash adjustments for severance and other employee separation costs represents share-based compensation.

Lease and Related Costs, Net – During the fourth quarter of 2013, the University implemented a plan to close approximately 20 of its campus locations. The Company recorded approximately $36.0 million of aggregate charges representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods the Company ceased using the respective facilities. Lease obligations, some of which continue through 2022, are measured at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income, which involves significant judgment. The Company’s estimate of the amount and timing of sublease rental income considers subleases that have been executed and subleases expect to be executed, based on current commercial real estate market data and conditions, and other qualitative factors specific to the facilities. The estimates will be subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.

Lease and related costs, net also includes $10.9 million of accelerated depreciation during 2013. This depreciation resulted from revising the useful lives of the fixed assets at the facilities discussed above through their closure dates. Prior to revising the estimated useful lives, a recoverability analysis was performed for the facilities’ fixed assets and no material impairment charges were recorded during 2013.

Severance and Other Employee Separation Costs – The Company implemented workforce reductions in order to better align its human capital resources with the evolving needs of students. A total of $6.9 million in severance and other employee separation costs were recorded in the year ended December 31, 2013, of which approximately $6.1 million was paid in 2013. The majority of the remaining balance will be paid during the first three months of 2014.

4.          Property and Equipment

The composition of property and equipment as of December 31, 2012 and 2013 is as follows (in thousands):

	2012	2013	Estimated useful life (years)
Land	$7,138	$7,138	–
Buildings and improvements	18,188	19,105	5-40
Furniture, equipment, and computer hardware and software	153,597	159,160	5-10
Leasehold improvements	38,362	39,299	3-10
Construction in progress	670	790	–
	217,955	225,492
Accumulated depreciation and amortization	(96,435)	(131,071)
	$121,520	$94,421

Construction in progress includes costs associated with the construction of new campuses and the development of information technology applications. In 2012 and 2013, the Company recorded leasehold improvements of $1.1 million and $0.3 million, respectively, which were reimbursed by lessors as lease incentives. In 2012 and 2013, the Company wrote off $12.5 million and $0.8 million, respectively, in fixed assets that were fully depreciated and no longer in service.

5.          Restricted Cash

As part of commencing operations in Pennsylvania in 2003, the Company was required to maintain a “minimum protective endowment” of at least $500,000 in an interest-bearing account. These funds are required as long as the Company operates its campuses in the state. The Company accounts for these funds as a long-term asset.

6.          Acquisition

On December 27, 2011, the Company completed an acquisition (the “Acquisition”) of certain assets which support the operations of the Jack Welch Management Institute (“JWMI”), an online leadership education program that offers a differentiated executive MBA degree and executive certificates. Simultaneous with the Acquisition, the Company entered into a License and Participation Agreement with Mr. Welch. The Company paid $7.0 million in the acquisition. The Company received $2.8 million from Mr. Welch representing his economic interest in JWMI, and the Company will make deferred payments to the sellers through 2021 valued at $2.1 million as of December 31, 2013. These amounts are included in other long-term liabilities in the Company’s consolidated balance sheets. The Company will make additional payments to Mr. Welch as he provides services to the Company on behalf of JWMI under the License and Participation Agreement.

In connection with the Acquisition, the Company acquired course content valued at $0.8 million which is being amortized over its estimated useful life of five years. The Company has also recorded indefinite-lived intangible assets of $1.6 million, which are included in other assets in the Company’s consolidated balance sheets. The Acquisition resulted in recording $6.8 million of goodwill, representing the excess of the purchase price over the fair value assigned to the underlying assets acquired. At December 31, 2013, the carrying amount of goodwill and the other assets acquired approximated the values at the acquisition date.

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

Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on the Company’s leverage ratio. For the $125.0 million term loan facility, the Company entered into an additional interest rate swap arrangement that fixes its interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving portion of the Amended Credit Facility. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

•	a total leverage ratio of not greater than 2.00:1.00;
•	a coverage ratio of not less than 1.75:1.00; and
•	a Department of Education financial responsibility composite score of not less than 1.5.

The Company was in compliance with all the terms of the Amended Credit Facility at December 31, 2013.

During the year ended December 31, 2013, the Company paid cash interest of $4.6 million, and the Company’s average annual interest rate, including non-cash charges for the amortization of debt financing costs, was 4.4%.

As of December 31, 2013, the Company had $121.9 million outstanding under the term loan facility and no balance outstanding under the revolving credit facility.

Debt and short-term borrowings consist of the following as of December 31, 2013 (in thousands):

Term loan	$121,875
Revolving credit facility	–
Total debt	121,875
Less: Current portion of long-term debt	3,125
Long-term debt	$118,750

Aggregate debt maturities as of December 31, 2013 are as follows:

2014	$3,125
2015	6,250
2016	112,500
$121,875

Interest Rate Swaps

The Company was party to an interest rate swap on the outstanding balance of the Company’s existing Credit Facility. On November 8, 2012, the Company entered into an additional interest rate swap arrangement in order to minimize the interest rate exposure on the entire balance of the term loan facility (the “Swaps”, inclusive of the existing swap). The Swaps effectively fix the variable interest rate on the associated term loan at a rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio, rather than being subject to fluctuations in the LIBOR rate. The terms of the Swaps effectively match the term of the underlying term loan facility. The Swaps have been designated as a cash flow hedge and have been deemed effective in accordance with the Derivatives and Hedging Topic, ASC 815. The Company expects the Swaps to continue to be deemed effective for the duration of the Swaps. The fair value of the Swaps is included in other long-term liabilities in the Company’s consolidated balance sheets.

8.          Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,382	$8,382	$–	$–
Interest rate swaps	45	–	45	–
Total assets at fair value on a recurring basis	$8,427	$8,382	$45	$–
Liabilities:
Other liabilities:
Deferred payments	$2,115	$–	$–	$2,115
Total liabilities at fair value on a recurring basis	$2,115	$–	$–	$2,115

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$1,380	$1,380	$–	$–
Total assets at fair value on a recurring basis	$1,380	$1,380	$–	$–
Liabilities:
Other liabilities:
Interest rate swaps	$1,211	$–	$1, 211	$–
Deferred payments	2,119	–	–	2,119
Total liabilities at fair value on a recurring basis	$3,330	$–	$1, 211	$2,119

The Company measures the above items on a recurring basis at fair value as follows:

•
Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying Consolidated Balance Sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. The Company’s remaining cash and cash equivalents held at December 31, 2012 and 2013, approximate fair value and is not disclosed in the above tables because of the short-term nature of the financial instruments.

•
Interest rate swaps – The Company has two interest rate swaps with a notional amount of $121.9 million as of December 31, 2013, used to minimize the interest rate exposure on a portion of the Company’s variable rate debt. The interest rate swaps are used to fix the variable interest rate on the associated debt. The swaps are classified within Level 2 and are valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

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

At December 31, 2013, the carrying value of the Company’s debt was $121.9 million. All of the Company’s debt is variable interest rate debt and the carrying amount approximates fair value.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the years ended December 31, 2012 or 2013. Assets measured at fair value on a non-recurring basis as of December 31, 2012 and 2013, include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets resulting from the Acquisition. The deferred payment liability was established at the time of the Acquisition on December 27, 2011, and changes in the fair value of the Company’s Level 3 liability that was outstanding throughout the year ended December 31, 2013 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2012	$2,119
Amounts earned	(311)
Adjustments to fair value	307
Transfers in or out of Level 3	—
Balance at December 31, 2013	$2,115

9.          Stock Options, Restricted Stock and Restricted Stock Units

In April 2011, the Company’s stockholders approved the Strayer Education, Inc. 2011 Equity Compensation Plan (the “Plan”), which replaced the Company’s 1996 equity compensation plan (the “1996 Plan”) and made 300,000 new shares available for issuance as equity compensation. In addition, shares previously available for issuance under the 1996 Plan were effectively carried over and are available for issuance under the Plan, for a total of approximately 350,000 shares that were made available for issuance as equity compensation under the Plan. The Plan provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the Plan is ten years.

In February 2013, the Company’s Board of Directors approved grants of 165,712 shares of restricted stock to certain individuals. These shares, which vest over a three- to five-year period, were granted pursuant to the Plan. The Company’s stock price closed at $62.28 on the date of these restricted stock grants. In March 2013, outstanding awards of 200,000 restricted shares were converted to restricted stock units. In May 2013, the Company’s Board of Directors approved grants of 43,659 shares of restricted stock. These shares, which vest in their entirety four years from the date of grant, were granted pursuant to the Plan. The Company’s Board of Directors also approved grants of 16,370 shares of restricted stock. These shares, which vest over a three-year period, were awarded to non-employee members of the Company’s Board of Directors, as part of Company’s annual director compensation program. The Company’s stock price closed at $45.81 on the date these restricted stock grants were awarded.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, unless waived by the Board of Directors.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock activity for the years ended December 31, 2011, 2012 and 2013:

	Number of shares	Weighted- average grant price
Balance, December 31, 2010	341,440	$204.89
Grants	74,868	130.96
Vested shares	(17,574)	131.31
Forfeitures	(17,790)	155.01
Balance, December 31, 2011	380,944	$194.26
Grants	82,741	111.44
Vested shares	(26,189)	195.58
Forfeitures	(3,057)	127.51
Balance, December 31, 2012	434,439	$178.88
Grants	225,741	57.90
Vested shares	(51,916)	164.22
Forfeitures	(120,491)	140.30
Balance, December 31, 2013	487,773	$131.51

Stock Options

The table below sets forth the stock option activity for the years ended December 31, 2011, 2012 and 2013 and other stock option information at December 31, 2013:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2010	100,000	$107.28	2.1	$4,494
Grants	–	–
Exercises	–	–
Forfeitures	–	–
Balance, December 31, 2011	100,000	$107.28	1.1	$–
Grants	–	–
Exercises	–	–
Forfeitures	–	–
Balance, December 31, 2012	100,000	$107.28	0.1	$–
Grants	100,000	51.95
Exercises		–
Forfeitures/Expirations	(100,000)	107.28
Balance, December 31, 2013	100,000	$51.95	7.0	$–
Exercisable, December 31, 2013	–	$–	–	–

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

The number of shares exercisable as of December 31, 2011, 2012 and 2013 are as follows:

	Number of shares	Weighted- average exercise price
Exercisable, December 31, 2011	100,000	$107.28
Exercisable, December 31, 2012	100,000	$107.28
Exercisable, December 31, 2013	-	$51.95

Valuation and Expense Information under Stock Compensation Topic ASC 718

At December 31, 2013, total stock-based compensation cost which has not yet been recognized was $34.5 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 54 months on a weighted-average basis. Awards of approximately 351,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted. During 2012, the Company determined that it was more likely than not that certain performance criteria for 45,920 shares would not be met, and reduced stock-based compensation expense by approximately $7.0 million.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	2011	2012	2013
Instruction and educational support	$3,635	$3,273	$1,976
Marketing	65	–	–
Admissions advisory	–	–	–
General and administration	9,534	2,191	7,315
Stock-based compensation expense included in operating expense	13,234	5,464	9,291
Tax benefit	5,245	2,158	3,698
Stock-based compensation expense, net of tax	$7,989	$3,306	$5,593

The following table summarizes information regarding share-based payment arrangements for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	For the year ended December 31,
	2011	2012	2013
Proceeds from stock options exercised	$–	$–	$–
Excess tax benefits (shortfall) related to share-based payment arrangements	$(569)	$(245)	$(3,567)
Intrinsic value of stock options exercised(1)	$–	$–	$–

(1)
Intrinsic value of stock options exercised is estimated by taking the difference between the Company’s closing stock price on the date of exercise and the exercise price, multiplied by the number of options exercised for each option holder and then aggregated.

10.         Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2012 and 2013 (in thousands):

	2012	2013
Loss on facilities not in use	$–	$34,339
Deferred rent and other facility costs	11,650	8,258
Deferred payments (see Note 6)	4,919	4,915
Unearned tuition	–	1,897
Lease incentives	3,150	1,353
Deferred gain on sale of campus building	975	694
Fair value of interest rate swap (see Note 7)	1,211	–
	$21,905	$51,456

Loss on Facilities Not in Use and Deferred Rent and Other Facility Costs

The Company records lease costs of campuses and non-campus facilities that are not currently in use. In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a liability.

Unearned Tuition

The Company offers certain scholarship and awards programs to students who earn the awards while they successfully complete course requirements.  The long-term liability for unearned tuition represents the estimated value of these awards which the Company expects will be realized after one year.

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

11.         Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Effective January 1, 2014, participants may contribute up to $17,500 of their base compensation annually.  Employee contributions are voluntary. Discretionary contributions were made by the Company matching 50% of employee deferrals up to a maximum of 3% of the employee’s annual salary. The Company’s contributions, which vest immediately, totaled $2.7 million, $2.9 million and $1.1 million for the years ended December 31, 2011, 2012, and 2013, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2011, 2012, and 2013 were as follows:

	Shares purchased	Average price per share
2011	6,636	$98.55
2012	6,549	$71.14
2013	8,911	$42.27

12.         Stock Repurchase Plan

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of common stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2013, approximately $70 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2014.  All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

A summary of the Company’s stock repurchase activity for the years ended December 31, 2011, 2012, and 2013, all of which was part of a publicly announced plan, is set forth in the table below:

	Number of shares repurchased	Average price paid per share	Amount available for future repurchases (in millions)
2011	1,581,444	$128.15	$80.0
2012	484,841	$51.56	$95.0
2013	495,085	$50.49	$70.0

Repurchases of common stock are recorded as a reduction to additional paid-in capital. To the extent additional paid-in capital had been reduced to zero through stock repurchases, retained earnings was then reduced.

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

As of December 31, 2013, the Company had 99 long-term, non-cancelable operating leases for campuses and other administrative facilities. Rent expense was $42.2 million, $46.5 million and $82.2 million for the years ended December 31, 2011, 2012, and 2013, respectively. Rent expense for 2013 includes approximately $36.0 in charges related to the closure of approximately 20 locations. The rents on the Company’s leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2013 are as follows (in thousands):

Minimum rental commitments
2014	$41,975
2015	39,740
2016	34,488
2017	29,114
2018	24,155
Thereafter	47,640
Total	$217,112

14.        Income Taxes

The income tax provision for the years ended December 31, 2011, 2012 and 2013 is summarized below (in thousands):

	2011	2012	2013
Current:
Federal	$53,344	$36,028	$26,390
State	12,081	8,333	4,582
Total current	65,425	44,361	30,972
Deferred:
Federal	4,760	(608)	(18,387)
State	(707)	(708)	(1,726)
Total deferred	4,053	(1,316)	(20,113)
Total provision for income taxes	$69,478	$43,045	$10,859

The tax effects of the principal temporary differences that give rise to the Company’s deferred tax assets are as follows as of December 31, 2012 and 2013 (in thousands):

	2012	2013
Tuition receivable	$4,215	$4,021
Employee-related liabilities	280	144
Other facility-related costs	826	3,684
Current net deferred tax asset	5,321	7,849
Property and equipment	(15,972)	(13,091)
Deferred leasing costs	3,475	3,082
Stock-based compensation	13,814	13,871
Other facility-related costs	1,484	13,696
Interest rate swap	474	(18)
Other	4	(411)
Long-term net deferred tax asset	3,279	17,129
Net deferred tax asset	$8,600	$24,978

The Company had $0.2 million of unrecognized tax benefits at December 31, 2013, all of which resulted from tax positions taken during the year ended December 31, 2013. A liability for uncertain tax positions of $2.2 million as of December 31, 2013, also for tax positions taken during the year ended December 31, 2013, is included in income taxes payable in the Consolidated Balance Sheets.

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2011, 2012, and 2013 is as follows:

	2011	2012	2013
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.3	4.3	4.6
Other	0.3	0.2	0.2
Effective tax rate	39.6%	39.5%	39.8%

Cash payments for income taxes were $67.0 million in 2011, $47.4 million in 2012 and $26.5 million in 2013.

15.          Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2012 and 2013 is as follows (in thousands except per share data):

	Quarter
2012	First	Second	Third	Fourth
Revenues	$149,532	$146,254	$124,260	$141,933
Income from operations	40,858	36,168	7,836	28,725
Net income	23,989	21,212	4,103	16,627
Net income per share:
Basic	$2.10	$1.86	$0.36	$1.47
Diluted	$2.09	$1.85	$0.36	$1.47

	Quarter
2013	First	Second	Third	Fourth
Revenues	$137,506	$131,980	$110,031	$124,083
Income (loss) from operations	29,919	26,257	6,621	(30,096)
Net income (loss)	17,231	15,002	3,149	(18,957)
Net income (loss) per share:
Basic	$1.59	$1.43	$0.30	$(1.80)
Diluted	$1.59	$1.42	$0.30	$(1.80)

16.         Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

17.         Regulation

The Department of Education previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department’s regulation, the Department established a negotiated rulemaking committee to consider the issue of gainful employment. The negotiations did not result in the required consensus, and the Department has indicated that it expects to issue a Notice of Proposed Rulemaking for public comment in early 2014.

Although it is not yet known what will be included in the Department’s Notice of Proposed Rulemaking, the most recent proposal by the Department put before the Committee included three metrics, as described in more detail in Part I, Item I, Regulation. The proposal included measurements of program cohort default rates (“pCDR”), annual debt-to-earnings, and discretionary debt-to-earnings. Under the proposal, a program would remain eligible for Title IV funding if it has a cohort default rate less than 30%, and the annual loan payment of a typical graduate of the program does not exceed 8% of the average or median annual earnings, or 20% of the average or median discretionary income. Under the annual and discretionary debt-to-earnings metrics, a program would become Title IV ineligible for three years if it fails either metric for two out of three years, or is in a warning zone for four consecutive years. Under the pCDR, a program would become Title IV ineligible for 3 years if the three-year default rate of three consecutive cohorts of students is greater than or equal to 30%.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2013, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2013, based on the framework in  Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Company’s directors, executive officers, and significant employees:

Name	Age	Position

Directors:

Robert S. Silberman	56	Executive Chairman of the Board

Dr. John T. Casteen III	70	Presiding Independent Director

Dr. Charlotte F. Beason	66	Director

William E. Brock	83	Director

Robert R. Grusky	56	Director

Robert L. Johnson	67	Director

Karl McDonnell	47	Director, Chief Executive Officer

Todd A. Milano	61	Director

G. Thomas Waite, III	62	Director

J. David Wargo	60	Director

Executive Officers and Significant Employees:

Dr. Michael Plater	57	President, Strayer University

Mark C. Brown	54	Executive Vice President and Chief Financial Officer

Kelly J. Bozarth	45	Executive Vice President and Chief Administrative Officer

Daniel W. Jackson	39	Senior Vice President and Treasurer

Directors

Mr. Robert S. Silberman was named Strayer’s Executive Chairman of the Board in 2013. He was Chairman of the Board from February 2003 to 2013 and Chief Executive Officer from March 2001 to 2013. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Mr. Silberman has been a Director of Strayer since March 2001. He serves on the Board of Directors of Covanta Holding Company and 21st Century Fox. He also serves on the Board of Visitors of The Johns Hopkins University School of Advanced International Studies. Mr. Silberman is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.

Dr. John T. Casteen III is the President Emeritus and University Professor at the University of Virginia. He served as President of the University of Virginia from 1990 through 2010. He was President of the University of Connecticut from 1985 to 1990. From 1982 to 1985, Dr. Casteen served as the Secretary of Education for the Commonwealth of Virginia. Dr. Casteen is on the board of directors of Altria, Inc., and served on the board of directors of Wachovia Corporation until 2008. Dr. Casteen also is director of a number of charitable and privately-held business entities, including the Chesapeake Bay Foundation, ECHO 360, the Virginia Foundation for Community College Education, Virginia Intermont College, and the Woodrow Wilson International Center for Scholars. Dr. Casteen serves on the Board of Trustees of the Jamestown-Yorktown Foundation. He has chaired the boards of both the College Entrance Examination Board and the Association of American Universities. Dr. Casteen has been a member of the Board since 2011, and is Chair of the Nominating Committee of the Board. Dr. Casteen holds a bachelor’s degree, master’s degree and a Ph.D. in English from the University of Virginia.

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

Senator William E. Brock is the Founder and Chairman of the Brock Offices, a firm specializing in international trade, investment and human resources. From 1985 to 1987, Senator Brock served in the President’s Cabinet as the U.S. Secretary of Labor, and from 1981 to 1985, as the U.S. Trade Representative. Senator Brock previously served as a Member of Congress and subsequently as U.S. Senator for the State of Tennessee. Senator Brock is a member of the Board of Directors of On Assignment, Inc., and ResCare, Inc., and is a Senior Counselor and Member of the Board of Trustees of the Center for Strategic and International Studies, where he chairs the International Policy Roundtable. In the past five years, Senator Brock has also served on the Board of Directors of Catalyst Health Solutions, Inc. Senator Brock has been a member of the Board since 2001 and is a member of the Compensation Committee of the Board. He holds a bachelor’s degree in commerce from Washington and Lee University.

Mr. Robert R. Grusky is a member of Strayer Education, Inc. Board of Directors, on which he has served since 2001. He is the Founder and Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000 and was a Principal and Member from 2000 to 2005, and has been a Senior Advisor since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He also serves on the Board of Directors of AutoNation, Inc. In the past five years, he has also served on the Board of Directors of AutoZone, Inc. He is a member of the Company’s Audit Committee. He holds a bachelor’s degree in history from Union College and a master’s degree in business administration from Harvard University.

Mr. Robert L. Johnson is the Founder and Chairman of The RLJ Companies, an innovative business network that owns or holds interests in businesses operating in hotel real estate investment, private equity, consumer financial services, asset management, automobile dealerships, sports and entertainment, and video lottery terminal (VLT) gaming. Mr. Johnson is the founder of Black Entertainment Television (BET), a subsidiary of Viacom and the leading African-American operated media and entertainment company in the United States, and served as its Chief Executive Officer until January 2006. In 2002, Mr. Johnson became the first African-American majority owner of a major sports franchise, the Charlotte Bobcats of the NBA. From 1976 to 1979, he served as Vice President of Governmental Relations for the National Cable & Telecommunications Association (NCTA). Mr. Johnson also served as Press Secretary for the Honorable Walter E. Fauntroy, Congressional Delegate from the District of Columbia. He serves on the following boards: RLJ Lodging Trust; RLJ Entertainment, Inc.; KB Home; Lowe’s Companies, Inc.; Think Finance, Inc.; The Business Council; and the Smithsonian Institution’s National Museum of African American History and Culture. Mr. Johnson has served on the Board since 2003, and is a member of the Compensation Committee of the Board. He holds a bachelor’s degree in social studies from the University of Illinois and a master’s degree in public affairs from the Woodrow Wilson School of Public and International Affairs at Princeton University.

Mr. Karl McDonnell was named Strayer’s Chief Executive Officer in May 2013. He was President and Chief Operating Officer from 2006 to 2013. Mr. McDonnell served as Chief Operating Officer of InteliStaf Healthcare, Inc., one of the nation’s largest privately-held healthcare staffing firms. Prior to his tenure at InteliStaf, he served as Vice President of the Investment Banking Division at Goldman, Sachs & Co. Mr. McDonnell has held senior management positions with several Fortune 100 companies, including The Walt Disney Company. He has served on the Board since 2011 and from 2006 to 2013 was a member of the Strayer University Board of Trustees. Mr. McDonnell holds a bachelor’s degree from Virginia Wesleyan College and a master’s degree in business administration from Duke University.

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

Mr. G. Thomas Waite, III has been Treasurer and Chief Financial Officer of the Humane Society of the United States since 1997 and prior to that served as Controller beginning in 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership. Mr. Waite has served on the Board since 1996, is Chair of the Audit Committee of the Board and is a former member of the Strayer University Board of Trustees. Mr. Waite holds a bachelor’s degree in commerce from the University of Virginia and is a Certified Public Accountant.

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

Executive Officers and Significant Employees

Dr.  Michael A. Plater is the University President. He joined Strayer University in March 2010 as the Provost and Chief Academic Officer. Prior to joining Strayer, Dr. Plater was the Dean of the College of Arts and Sciences at North Carolina A&T State University, where he managed a faculty and staff of approximately 400 people in 13 academic departments, and five affiliated academic programs. Previous to joining North Carolina A&T, Dr. Plater was at Brown University as the Associate Dean of the Graduate School. Before joining Brown, Dr. Plater taught “capstone” Business Policy/Strategic Management classes in the M.B.A. program and the introductory undergraduate management course at the University of Florida. Dr. Plater is also an ex officio member of the Strayer University Board of Trustees. He received a bachelor’s degree in economics from Harvard University, a master’s degree in business administration from the University of Pennsylvania, and a Ph.D. from the College of William and Mary.

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

Ms. Kelly J. Bozarth is Executive Vice President and Chief Administrative Officer. She joined Strayer in 2008 and has served as Senior Vice President and Chief Business Officer of Strayer University and as Senior Vice President and Controller of the Company. Previously, Ms. Bozarth held senior management roles in finance and operations in the education sector for five years. Prior to that, she held a variety of senior management positions in finance and in operations with The Walt Disney Company over a 10 year period. Ms. Bozarth is also a member of the Strayer University Board of Trustees. Ms. Bozarth is a Certified Public Accountant who began her career at Deloitte and Touche. Ms. Bozarth holds a bachelor’s degree in accounting from Missouri State University.

Mr. Daniel W. Jackson is Senior Vice President and Treasurer. Mr. Jackson has been with the company since 2003 and has served as Vice President of Finance, Regional Vice President of Operations, Director of Business Operations, Campus Director, Manager of Financial Analysis, and as an adjunct faculty member. Prior to joining Strayer, Mr. Jackson was an Equity Research Associate with Legg Mason Wood Walker, and Director of Operations for Fairmont Schools, Inc. Mr. Jackson holds a bachelor’s degree in international affairs from the University of Colorado at Boulder, and a master’s degree in business administration from Georgetown University.

Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2013.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2013.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2013.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 – Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2013.

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

STRAYER EDUCATION, INC.

By:	/s/ Karl McDonnell
Karl McDonnell
Chief Executive Officer

Date: February 26, 2014

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Karl McDonnell and Mark C. Brown, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE
/s/ Robert S. Silberman	Executive Chairman of the Board	February 26, 2014
(Robert S. Silberman)
/s/ Karl McDonnell	Chief Executive Officer and Director	February 26, 2014
(Karl McDonnell)	(Principal Executive Officer)
/s/ Mark C. Brown	Chief Financial Officer (Principal	February 26, 2014
(Mark C. Brown)	Financial and Accounting Officer)
/s/ Charlotte F. Beason	Director	February 26, 2014
(Charlotte F. Beason)
/s/ William E. Brock	Director	February 26, 2014
(William E. Brock)
/s/ John T. Casteen, III	Director	February 26, 2014
(John T. Casteen, III)
/s/ Robert R. Grusky	Director	February 26, 2014
(Robert R. Grusky)
/s/ Robert L. Johnson	Director	February 26, 2014
(Robert L. Johnson)
/s/ Todd A. Milano	Director	February 26, 2014
(Todd A. Milano)
/s/ G. Thomas Waite, III	Director	February 26, 2014
(G. Thomas Waite, III)
/s/ J. David Wargo	Director	February 26, 2014
(J. David Wargo)

Exhibit Index

Exhibit Number	Description

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

10.4†
Form of Restricted Stock Award Agreement —Time Vesting — under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 000-21039) filed with the Commission on February 14, 2013).

10.5†
Form of Restricted Stock Award Agreement — Performance Vesting — under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 000-21039) filed with the Commission on February 14, 2013).

10.6†
Form of Option Agreement under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 000-21039) filed with the Commission on February 14, 2013).

10.7†
Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 000-21039) filed with the Commission on February 14, 2013).

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