Form 10-Q
period 2014-03-31
STRAYER EDUCATION INC
filed 2014-05-09
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of April 18, 2014, there were outstanding 10,843,301 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at December 31, 2013 and March 31, 2014	3

Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2014	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2014	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2013 and 2014	5

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2014	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Mine Safety Disclosures	22

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	23

CERTIFICATIONS

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$94,760	$126,200
Tuition receivable, net	15,842	15,481
Other current assets	16,738	16,095
Total current assets	127,340	157,776
Property and equipment, net	94,421	90,528
Deferred income taxes	17,129	14,990
Goodwill	6,800	6,800
Other assets	8,576	7,520
Total assets	$254,266	$277,614

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$38,527	$38,503
Income taxes payable	2,569	10,937
Deferred revenue	656	1,947
Other current liabilities	281	281
Current portion of term loan	3,125	3,906
Total current liabilities	45,158	55,574
Term loan, less current portion	118,750	117,188
Other long-term liabilities	51,456	50,685
Total liabilities	215,364	223,447
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 10,797,464 and 10,843,301 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	108	108
Additional paid-in capital	7,137	7,544
Retained earnings	31,629	46,412
Accumulated other comprehensive income (loss)	28	103
Total stockholders’ equity	38,902	54,167
Total liabilities and stockholders’ equity	$254,266	$277,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended March 31,
	2013	2014

Revenues	$137,506	$116,468
Costs and expenses:
Instruction and educational support	73,427	59,113
Marketing	17,721	16,314
Admissions advisory	5,351	4,119
General and administration	11,088	11,013
Total costs and expenses	107,587	90,559
Income from operations	29,919	25,909
Investment income	—	1
Interest expense	1,296	1,353
Income before income taxes	28,623	24,557
Provision for income taxes	11,392	9,774
Net income	$17,231	$14,783
Earnings per share:
Basic	$1.59	$1.40
Diluted	$1.59	$1.40
Weighted average shares outstanding:
Basic	10,813	10,529
Diluted	10,850	10,581

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2013	2014

Net income	$17,231	$14,783
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	139	75
Comprehensive income	$17,370	$14,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	(Loss) Income	Total
Balance at December 31, 2012	11,387,299	$114	$299	$41,311	$(736)	$40,988
Tax shortfall associated with stock-based compensation arrangements	—	—	(421)	(2,865)	—	(3,286)
Repurchase of common stock	(495,085)	(5)	(1,752)	(23,242)	—	(24,999)
Restricted stock grants, net of forfeitures and conversions	(81,342)	(1)	1	—	—	—
Stock-based compensation	—	—	2,250	—	—	2,250
Change in fair value of derivative instrument, net of income tax	—	—	—	—	139	139
Net income	—	—	—	17,231	—	17,231
Balance at March 31, 2013	10,810,872	$108	$377	$32,435	$(597)	$32,323

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2013	10,797,464	$108	$7,137	$31,629	$28	$38,902
Tax shortfall associated with stock-based compensation arrangements	—	—	(1,554)	—	—	(1,554)
Restricted stock grants, net of forfeitures and conversions	45,837	—	—	—	—	—
Stock-based compensation	—	—	1,961	—	—	1,961
Change in fair value of derivative instrument, net of income tax	—	—	—	—	75	75
Net income	—	—	—	14,783	—	14,783
Balance at March 31, 2014	10,843,301	$108	$7,544	$46,412	$103	$54,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2013	2014

Cash flows from operating activities:
Net income	$17,231	$14,783
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(70)	(70)
Amortization of deferred rent	27	(199)
Amortization of deferred financing costs	195	195
Depreciation and amortization	6,190	5,803
Deferred income taxes	(661)	(602)
Stock-based compensation	2,250	1,961
Changes in assets and liabilities:
Tuition receivable, net	1,081	1,338
Other current assets	1,645	926
Other assets	(4)	—
Accounts payable and accrued expenses	(8,220)	(336)
Income taxes payable and income taxes receivable	11,847	9,224
Deferred revenue	(265)	3,699
Other long-term liabilities	147	(3,505)
Net cash provided by operating activities	31,393	33,217

Cash flows from investing activities:
Purchases of property and equipment	(2,368)	(996)
Net cash used in investing activities	(2,368)	(996)

Cash flows from financing activities:
Payments on term loan	(781)	(781)
Repurchase of common stock	(24,999)	—
Net cash used in financing activities	(25,780)	(781)
Net increase in cash and cash equivalents	3,245	31,440
Cash and cash equivalents – beginning of period	47,517	94,760
Cash and cash equivalents – end of period	$50,762	$126,200

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$706	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Information as of March 31, 2013 and 2014 is unaudited.

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

All information as of December 31, 2013 and March 31, 2013 and 2014, and for the three months ended March 31, 2013 and 2014 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

The Company’s educational programs are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. Approximately 96% of the Company’s revenues during the three months ended March 31, 2014 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as deferred revenue. The estimated value of scholarship awards which will be realized in the future is based on historical experience of students who are expected to realize scholarship awards earned as courses are successfully completed. Deferred revenue is recorded as a current or long-term liability in the consolidated balance sheets based on when the benefit is expected to be realized. Revenues also include textbook-related income, application fees, technology fees, placement test fees, withdrawal fees, certificate revenue, and other income, which are recognized when earned.

Tuition Receivable and Allowance for Doubtful Accounts

The Company records tuition receivable and deferred revenue for its students upon the start of the academic term. Therefore, at the end of the quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided, and any advance payments from students for academic services to be provided in the future are classified as deferred revenue. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. The University establishes an allowance for doubtful accounts primarily based upon historical collection rates by age of receivable (net of recoveries). The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience. The Company’s tuition receivable and allowance for doubtful accounts were as follows:

($ in thousands)	December 31, 2013	March 31, 2014
Tuition receivable	$26,145	$26,323
Allowance for doubtful accounts	(10,303)	(10,842)
Tuition receivable, net	$15,842	$15,481

Approximately $3.4 million and $2.4 million of tuition receivable is included in Other assets in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2013 and March 31, 2014, respectively, because these amounts are expected to be collected after 12 months.

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

Goodwill and the indefinite-lived intangible asset are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test. No impairment existed at March 31, 2014.

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

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 10,797,464 and 10,843,301 shares were issued and outstanding as of December 31, 2013 and March 31, 2014, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three months ended March 31, 2013 and 2014, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the three months ended March 31, 2013 and 2014, the Company had no issued and outstanding stock options that were included in the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	For the three months ended March 31,
	2013	2014
Weighted average shares outstanding used to compute basic earnings per share	10,813	10,529
Unvested restricted stock	37	52
Shares used to compute diluted earnings per share	10,850	10,581

3.	Restructuring and Related Charges

In October 2013, the Company implemented a restructuring to better align the Company’s resources with its current student enrollments.  This restructuring, which occurred primarily in the fourth quarter of 2013, included the closing of approximately 20 physical locations and reductions in the number of campus-based and corporate employees.

The following details the changes in the Company’s restructuring liability by type of cost during the three months ended March 31, 2014:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2013 (1)	$42,550	$2,216	$44,766
Non-cash adjustments (2)	(548)	(24)	(572)
Payments	(2,939)	(2,129)	(5,068)
Balance at March 31, 2014 (1)	$39,063	$63	$39,126

(1)
The current portion of restructuring liabilities was $10.4 million and $8.4 million as of December 31, 2013 and March 31, 2014, respectively, which are included in Accounts payable and accrued expenses, and the long-term portion is included in Other long-term liabilities in the unaudited condensed consolidated balance sheets.

(2)
Non-cash adjustments for lease and related costs result from changes in the timing and expected income from sublease agreements signed during the quarter. Non-cash adjustments for severance and other employee separation costs related to employees who were re-hired to other roles within the Company and were not paid severance.

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

Lease and related costs, net also included $10.9 million of accelerated depreciation recorded during the year ended December 31, 2013. This depreciation resulted from revising the useful lives of the fixed assets at the facilities discussed above through their closure dates. Prior to revising the estimated useful lives, a recoverability analysis was performed for the facilities’ fixed assets and no material impairment charges were recorded.

Severance and Other Employee Separation Costs – The Company implemented workforce reductions in order to better align its human capital resources with the evolving needs of students. A total of $6.9 million in severance and other employee separation costs, net of $1.4 million of non-cash adjustments of share-based compensation, were recorded in the year ended December 31, 2013, of which approximately $6.1 million was paid in 2013.

4.	Term Loan and Revolving Credit Facility

On November 8, 2012, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Amended Credit Facility”), providing for a $100.0 million revolving credit facility and $125.0 million term loan facility, with an option, subject to obtaining additional loan commitments and the satisfaction of certain conditions, to increase the commitments under the Credit Facility by up to $50.0 million in the future. Each of the revolving portions of the Amended Credit Facility, which includes a letter of credit subfacility of $50.0 million, and the term loan portion of the Amended Credit Facility matures on December 31, 2016, and amends and refinances the Company’s original Credit Facility. The term loan portion of the Amended Credit Facility also includes required quarterly amortization payments in the amount of $781,250 in the case of each payment made during calendar years 2013 and 2014, (0.625% of the aggregate original principal amount of the term loan facility), and $1,562,500 in the case of each payment made during calendar years 2015 and 2016, (1.25% of the aggregate original principal amount of the term loan facility). The Amended Credit Facility is guaranteed by the Company’s subsidiary and is secured by substantially all of the personal property and assets of the Company and the guarantor.

Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on the Company’s leverage ratio. The Company is party to an interest rate swap arrangement that fixes its interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving portion of the Amended Credit Facility. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

●	a total leverage ratio of not greater than 2.00:1.00;
●	a coverage ratio of not less than 1.75:1.00; and
●	a Department of Education financial composite score of not less than 1.5.

The Company was in compliance with all the terms of the Amended Credit Facility as of March 31, 2014.

As of March 31, 2014, the Company had $121.1 million outstanding under the term loan facility and no balance outstanding under the revolving credit facility. During the three months ended March 31, 2014, the Company paid cash interest of $1.2 million, compared to $1.1 million during the three months ended March 31, 2013.

Debt and short-term borrowings consist of the following as of March 31, 2014 (in thousands):

Term loan	$121,094
Revolving credit facility	—
Total debt	121,094
Less: Current portion of long-term debt	3,906
Long-term debt	$117,188

Aggregate debt maturities as of March 31, 2014 are as follows:

2014	$2,344
2015	6,250
2016	112,500
$121,094

Interest Rate Swap

The Company is party to an interest rate swap on the outstanding balance of the Company’s Credit Facility in order to minimize the interest rate exposure on the balance of the term loan facility (the “Swap”). The Swap effectively fixes the variable interest rate on the associated term loan at a rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio, rather than being subject to fluctuations in the LIBOR rate. The term of the Swap effectively matches the term of the underlying term loan facility. The Swap has been designated as a cash flow hedge and has been deemed effective in accordance with the Derivatives and Hedging Topic, ASC 815. The Company expects the Swap to continue to be deemed effective for the duration of the Swap. The fair value of the Swap is included in Other assets in the Company’s unaudited condensed consolidated balance sheets.

5.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,383	$8,383	$—	$—
Interest rate swap	169	—	169	—
Total assets at fair value on a recurring basis	$8,552	$8,383	$169	$—
Liabilities:
Other liabilities:
Deferred payments	$2,116	$—	$—	$2,116
Total liabilities at fair value on a recurring basis	$2,116	$—	$—	$2,116

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,382	$8,382	$—	$—
Interest rate swap	45	—	45	—
Total assets at fair value on a recurring basis	$8,427	$8,382	$45	$—
Liabilities:
Other liabilities:
Deferred payments	$2,115	$—	$—	$2,115
Total liabilities at fair value on a recurring basis	$2,115	$—	$—	$2,115

The Company measures the above items on a recurring basis at fair value as follows:

•
Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses from the sale of marketable securities are based on the specific identification method. The Company’s remaining cash and cash equivalents held at December 31, 2013 and March 31, 2014, approximate fair value and is not disclosed in the above tables because of the short-term nature of the financial instruments.

•
Interest rate swap — The Company has an interest rate swap with a notional amount of $121.1 million as of March 31, 2014, used to minimize the interest rate exposure and fix the variable interest rate on a portion of the Company’s variable rate debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

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

At March 31, 2014, the carrying value of the Company’s debt was $121.1 million. All of the Company’s debt is variable interest rate debt and is classified within Level 2 because it is valued using readily available pricing sources which utilize market observable inputs. The Company has determined the carrying amount approximates fair value.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the three months ended March 31, 2013 or 2014. Assets measured at fair value on a non-recurring basis as of December 31, 2013 and March 31, 2014, include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets. Changes in the fair value of the Company’s Level 3 liability during the three months ended March 31, 2014 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2013	$2,115
Amounts earned	(115)
Adjustments to fair value	116
Transfers in or out of Level 3	—
Balance at March 31, 2014	$2,116

6.	Stock Options, Restricted Stock and Restricted Stock Units

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

In February 2014, the Company’s Board of Directors approved grants of 46,064 shares of restricted stock to certain individuals. These shares, which vest 100% in February 2018, were granted pursuant to the Plan. The Company’s stock price closed at $33.65 on the date of these restricted stock grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, unless waived by the Board of Directors.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the three months ended March 31, 2014:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2013	487,773	$131.51
Grants	46,064	$33.65
Vested shares	(46,963)	$182.23
Forfeitures	(227)	$132.23
Balance, March 31, 2014	486,647	$124.65

Stock Options

The table below sets forth the stock option activity for the three months ended March 31, 2014 and other stock option information at March 31, 2014:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2013	100,000	$51.95	7.0	$—
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, March 31, 2014	100,000	$51.95	6.8	$—
Exercisable, March 31, 2014	—	$—	—	$—

(1)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder all options been exercised on the respective trading day. The amount of intrinsic value will change based on the fair market value of the Company’s common stock.

Valuation and Expense Information under Stock Compensation Topic ASC 718

At March 31, 2014, total stock-based compensation cost which has not yet been recognized was $33.3 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 50 months on a weighted-average basis. Awards of approximately 351,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	For the three months ended March 31,
	2013	2014
Instruction and educational support	$1,097	$434
Marketing	—	—
Admissions advisory	—	—
General and administration	1,153	1,527
Stock-based compensation expense included in operating expense	2,250	1,961
Tax benefit	895	781
Stock-based compensation expense, net of income tax	$1,355	$1,180

During the three months ended March 31, 2013 and 2014, the Company recognized a tax shortfall related to share-based payment arrangements of $3.3 million and $1.6 million, respectively. No stock options were exercised during the three months ended March 31, 2013 or 2014.

7.	Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2013 and March 31, 2014 (in thousands):

	2013	2014
Loss on facilities not in use	$34,339	$30,670
Deferred rent and other facility costs	8,258	8,925
Deferred payments related to acquisition	4,915	4,916
Deferred revenue, net of current portion	1,897	4,305
Lease incentives	1,353	1,245
Deferred gain on sale of campus building	694	624
	$51,456	$50,685

Loss on Facilities Not in Use and Deferred Rent and Other Facility Costs

The Company records lease costs of campuses and non-campus facilities that are not currently in use (see Note 3). For facilities still in use, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a liability.

Deferred payments related to acquisition

The Company acquired certain assets and entered into deferred payment arrangements with one of the sellers. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

Deferred Revenue

The Company offers certain scholarship and awards programs to students who earn the awards while they successfully complete course requirements.  The Company also has licensed certain of its non-credit bearing course content to a third party. The long-term liability for deferred revenue represents the estimated value of these awards and license revenue which the Company expects will be satisfied beyond one year.

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

The Income Taxes Topic, ASC 740 (“ASC 740”), requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The amount of unrecognized tax benefits and liabilities at March 31, 2014 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2014, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2012 and 2013 remain open for Federal tax examination, and the tax years 2009-2012 remain open to examination by the state and local taxing jurisdictions in which the Company is subject.

The Company had $0.5 million of unrecognized tax benefits at March 31, 2014, all of which resulted from tax positions taken during the year ended December 31, 2013. A liability for uncertain tax positions of $1.9 million as of March 31, 2014, also for tax positions taken during the year ended December 31, 2013, is included in income taxes payable in the unaudited condensed consolidated balance sheets.

9.	Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

10.	Regulation

The Department of Education previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department’s regulation (except for the disclosure requirements), the Department established a negotiated rulemaking committee to again consider the issue of gainful employment, and appointed Strayer University’s General Counsel to serve on the Committee.  The Committee did not achieve the required consensus.

On March 25, 2014, the Department issued a Notice of Proposed Rulemaking for public comment.  Under the proposed rule, a gainful employment program would pass the metrics if:

•	The estimated annual loan payment of graduates does not exceed 20 percent of their discretionary earnings or 8 percent of their total earnings; and

•	The program cohort default rate for former students enrolled in the program does not exceed 30 percent.

The proposal would also establish a “zone” for gainful employment programs that have a discretionary income rate between 20 percent and 30 percent, or an annual earnings rate between 8 percent and 12 percent.  A gainful employment program would become ineligible for Title IV funding if it fails the debt-to-earnings rates measure for two out of three consecutive years, or has a combination of debt-to-earnings rates that are in the zone or failing for four consecutive years.  Additionally, a gainful employment program that has a program cohort default rate of 30 percent or greater for three consecutive fiscal years would become ineligible.  Institutions would also be required to disclose to students and prospective students certain information about gainful employment programs and to report to the Department certain data relating to gainful employment programs. At this time, the Company is unable to determine what impact, if any, a final rule will have on its financial condition or results of operations.

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

Results of Operations

In the first quarter of 2014, we generated $116.5 million in revenue, a decrease of 15% compared to the same period in 2013. Income from operations was $25.9 million for the first quarter of 2014, a decrease of 13% compared to the same period in 2013. Net income was $14.8 million in the first quarter of 2014, a decrease of 14% compared to the same period in 2013. Diluted earnings per share was $1.40 for the first quarter of 2014 compared to $1.59 for the same period in 2013, a decrease of 12%.

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

In 2013, we undertook some restructuring initiatives, including the closing of approximately 20 physical locations. The revenue impact of these initiatives is not known since the University is making online classes available to these students. However, we estimate these actions will save us approximately $50 million in expenses per year beginning in 2014. This figure is based upon various assumptions about our ability to sublease or otherwise mitigate lease costs, which may be greater or less than expected. A description of factors that may affect the contract lease costs included in the expected savings is set forth in Note 3 of the unaudited condensed consolidated financial statements under the caption “Restructuring and Related Charges.” We believe these measures and others that are embedded in our strategic priorities will allow us to continue to deliver high quality, affordable education which should result in growth for the University over the long-term.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Enrollment. Enrollment at Strayer University for the 2014 winter term, which began January 6, 2014 and ended March 24, 2014, decreased 14% to 41,098 students compared to 47,926 students for the same term in 2013. New student enrollments decreased 2% and continuing student enrollments decreased 17%.

Revenues. Revenues decreased 15% to $116.5 million in the first quarter of 2014 from $137.5 million in the first quarter of 2013, principally due to lower average enrollment. In late 2013, we introduced a new pricing structure for new undergraduate students which could significantly reduce their cost of tuition. A shift in enrollment toward students eligible for the lower tuition will result in lower revenue per student in the future.

Instruction and educational support expenses. Instruction and educational support expenses decreased $14.3 million, or 19%, to $59.1 million in the first quarter of 2014 from $73.4 million in the first quarter of 2013, primarily due to lower personnel and facility costs following the restructuring in the fourth quarter of 2013. Instruction and educational support expenses as a percentage of revenues decreased to 50.8% in the first quarter of 2014 from 53.4% in the first quarter of 2013.

Marketing expenses. Marketing expenses decreased by $1.4 million, or 8%, to $16.3 million in the first quarter of 2014 from $17.7 million in the first quarter of 2013. Marketing expenses as a percentage of revenues increased to 14.0% in the first quarter of 2014, from 12.9% in the first quarter of 2013, due to these expenses declining at a lower rate than tuition revenues.

Admissions advisory expenses. Admissions advisory expenses decreased by $1.3 million, or 23%, to $4.1 million in the first quarter of 2014 from $5.4 million in the first quarter of 2013, primarily as a result of lower personnel costs from the restructuring in the fourth quarter of 2013. Admissions advisory expenses as a percentage of revenues decreased slightly to 3.5% in the first quarter of 2014 from 3.9% in the first quarter of 2013.

General and administration expenses. General and administration expenses decreased $0.1 million, or 1%, to $11.0 million in the first quarter of 2014 from $11.1 million in the first quarter of 2013 primarily due to lower personnel and facility costs following the restructuring in the fourth quarter of 2013 offset by other corporate expenses. General and administration expenses as a percentage of revenues increased to 9.5% in the first quarter of 2014 from 8.1% in the first quarter of 2013.

Income from operations. Income from operations decreased $4.0 million, or 13%, to $25.9 million in the first quarter of 2014 from $29.9 million in the first quarter of 2013, due to the aforementioned factors.

Interest expense. Interest expense increased slightly to $1.4 million in the first quarter of 2014 compared to $1.3 million in the first quarter of 2013.

Provision for income taxes. Income tax expense decreased $1.6 million, or 14%, to $9.8 million in the first quarter of 2014 from $11.4 million in the first quarter of 2013, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.8% in the first quarter of 2014 and 2013.

Net income. Net income decreased $2.4 million, or 14%, to $14.8 million in the first quarter of 2014 from $17.2 million in the first quarter of 2013 due to the factors discussed above.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $126.2 million compared to $94.8 million at December 31, 2013 and $50.8 million at March 31, 2013. At March 31, 2014, most of our excess cash was invested in bank overnight deposits and money market funds.

We are party to a revolving credit and term loan agreement which is secured by our assets and provides for a $100.0 million revolving credit facility and $125.0 million term loan facility, which was amended in November 2012 and has a maturity date of December 31, 2016. The amended credit facility is used for general corporate purposes including share repurchases. The amended credit facility is guaranteed by the University and is secured by substantially all of the personal property and assets of the Company and the guarantor.

The term loan portion of the amended credit facility requires quarterly principal payments of $781,250 beginning in March 2013 through December 2014, and $1,562,500 beginning in March 2015. Any remaining principal is payable in full on December 31, 2016. Borrowings bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on our leverage ratio. For the term loan facility, we are party to an interest rate swap arrangement that fixes the interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio. An unused commitment fee ranging from 0.30% to 0.40%, depending on our leverage ratio, accrues on unused amounts under the revolving portion of the amended credit facility. During the three months ended March 31, 2013 and 2014, we paid cash interest of $1.1 million and $1.2 million, respectively. At March 31, 2014, we had $121.1 million outstanding under the term loan and no balance outstanding under the revolving credit facility. We are obligated to repay $3.9 million of the term loan over the next four calendar quarters.

The amended credit facility contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit facility as of March 31, 2014.

For the three months ended March 31, 2014, we generated $33.2 million net cash from operating activities compared to $31.4 million for the same period in 2013. Our net cash from operating activities increased in the three months ended March 31, 2014 compared to the same period in 2013, even though our net income was lower, largely due to less cash used to service working capital during the quarter. Capital expenditures were $1.0 million for the three months ended March 31, 2014 compared to $2.4 million for the same period in 2013. We do not plan to open any new campuses during 2014.

We had $70.0 million of share repurchase authorization remaining at March 31, 2014.  No shares were repurchased in the first quarter of 2014. We did not pay a regular quarterly dividend in 2013 and do not intend to pay one in 2014.

In the first quarter of 2014, bad debt expense as a percentage of revenues was 4.3% compared to 4.0% for the same period in 2013. Days sales outstanding was 14 days at the end of the first quarter of 2014 compared to 15 days at the end of the first quarter of 2013.

We have available $100 million under our revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts. Excess cash is invested in money market funds, which is included in cash and cash equivalents at March 31, 2013 and 2014. Interest income was negligible during the three months ended March 31, 2014 and we did not earn interest income in the three months ended March 31, 2013.

The table below sets forth our contractual commitments associated with operating leases and the revolving credit and term loan facilities as of March 31, 2014. Although they have been paid in the past, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$206,764	42,100	71,683	50,435	42,546
Term loan	121,094	3,906	117,188	—	—
Total	$327,858	46,006	188,871	50,435	42,546

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings by us under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2014, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. We are party to a revolving credit and term loan agreement providing for a $100 million revolving credit facility and a $125 million term loan facility. Borrowings under the $100 million revolving credit facility bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on our leverage ratio. We also are party to an interest rate swap arrangement for the $125 million term loan facility that fixes our interest rate on the term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on our leverage ratio, for the duration of the term loan. Although an increase in LIBOR would not affect interest expense on the term loan, it would affect interest expense on any outstanding balance of the revolving credit facility and the fair value of the interest rate swap arrangement. For every 100 basis points increase in LIBOR, we would incur an incremental $1.0 million in interest expense per year assuming the entire $100 million revolving credit facility were utilized, but such an increase in LIBOR would not materially affect the value of our interest rate swap.

ITEM 4:   CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of March 31, 2014, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings to which we are subject or to which our property is subject.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business. There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 except that we have updated two risk factors relating to the Department of Education’s gainful employment Notice of Proposed Rulemaking. Those risks are incorporated herein by this reference.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business.

The following risk factors update and supersede the risk factors with the same captions in our Annual Report on Form 10-K for the year ended December 31, 2013.

Regulatory changes by the Department of Education may have a material adverse effect on our business.

The Department of Education issued on October 28, 2010, final rules that address program integrity issues for post-secondary education institutions participating in Title IV programs, most of which took effect on July 1, 2011. On June 13, 2011, the Department of Education published final regulations on the metrics to determine whether an academic program prepares a student for gainful employment, although the gainful employment metrics subsequently were invalidated by a federal court.  The Department of Education published a Notice of Proposed Rulemaking on March 25, 2014, as described in these Risk Factors under the caption “Our failure to comply with the Department of Education’s proposed gainful employment regulations could result in heightened disclosure requirements and loss of Title IV eligibility.”  Although there is still uncertainty about the substance and timing of any final regulations related to the measures, compliance with the rules could affect how we conduct our business, and insufficient time or lack of sufficient guidance for compliance could have a material adverse effect on our business. Uncertainty surrounding the rules and interpretive guidance by the Department of Education may continue for some period of time and may adversely affect our business.

Our failure to comply with the Department of Education’s proposed gainful employment regulations could result in heightened disclosure requirements and loss of Title IV eligibility.

To be eligible for Title IV funding, academic programs offered by proprietary institutions of higher education must prepare students for gainful employment in a recognized occupation. After the previously adopted gainful employment regulations were invalidated by a federal court, the Department of Education convened a negotiated rulemaking to propose new regulations related to gainful employment – which negotiations did not yield the required consensus. The Department issued a Notice of Proposed Rulemaking on March 25, 2014 for public comment.  Under the proposed rule, a gainful employment program would pass the measures if:

•	The estimated annual loan payment of graduates does not exceed 20 percent of their discretionary earnings or 8 percent of their total earnings; and

•	The program cohort default rate for former students enrolled in the program does not exceed 30 percent.

The proposal would also establish a “zone” for gainful employment programs that have a discretionary income rate greater than 20 percent and less than or equal to 30 percent, or an annual earnings rate greater than 8 percent and less than or equal to 12 percent.  A gainful employment program would become ineligible for Title IV funding if it fails the debt-to-earnings rates measure for two out of three consecutive years, or has a combination of debt-to-earnings rates that are in the zone or failing for four consecutive years.  Additionally, a gainful employment program that has a program cohort default rate of 30 percent or greater for three consecutive fiscal years would become ineligible.  Institutions would also be required to certify that all gainful employment programs meet applicable accreditation requirements, as well as state licensure standards.  Institutions would also be required to disclose to students and prospective students certain information about gainful employment programs and to report to the Department certain data relating to gainful employment programs.

At this point, it is unknown what form any final regulation might take in relation to gainful employment and therefore the Company does not have adequate guidance or data to determine definitively the full financial or operational impact, if any, of potential new regulations going forward. Any gainful employment regulation may substantially increase our administrative burdens and could affect our student enrollment, persistence and retention. Further, although the proposed regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs may be affected by factors beyond management’s control such as changes in our graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if we were able to correct any deficiency in the proposed gainful employment measures in a timely manner, the disclosure requirements expected to be associated with a program’s failure to meet the measures may adversely affect student enrollments in that program and may adversely affect the reputation of our institution. The University must still comply with certain gainful employment disclosure requirements, as originally promulgated and upheld by the District Court. Failure to comply with those requirements could result in sanctions or other liability, which could have a material adverse effect on our business..

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2014, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million at March 31, 2014 for use through December 31, 2014.

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
Mark C. Brown
Executive Vice President and Chief Financial Officer
Date: May 9, 2014

Exhibit Index

Exhibit	Description

10.1†
Amended and Restated Employment Agreement, dated as of April 24, 2014, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21039) filed with the Commission on April 24, 2014).

10.2†
Amended and Restated Employment Agreement, dated as of April 24, 2014, between Strayer Education, Inc. and Karl McDonnell (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-21039) filed with the Commission on April 24, 2014).

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

†  Denotes management contract or compensation plan or arrangement.