Form 10-Q
period 2014-06-30
STRAYER EDUCATION INC
filed 2014-08-01
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of July 15, 2014, there were outstanding 10,905,843 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets at December 31, 2013 and June 30, 2014	3

Unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2014	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2014	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013 and 2014	5

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2014	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION	21

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	22

Item 4. Mine Safety Disclosures	22

Item 5. Other Information	22

Item 6. Exhibits	22

SIGNATURES	23

CERTIFICATIONS

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2013	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$94,760	$136,076
Tuition receivable, net	15,842	15,009
Other current assets	16,738	15,398
Total current assets	127,340	166,483
Property and equipment, net	94,421	87,097
Deferred income taxes	17,129	14,875
Goodwill	6,800	6,800
Other assets	8,576	6,938
Total assets	$254,266	$282,193

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$38,527	$33,174
Income taxes payable	2,569	7,741
Deferred revenue	656	3,372
Other current liabilities	281	281
Current portion of term loan	3,125	4,688
Total current liabilities	45,158	49,256
Term loan, less current portion	118,750	115,625
Other long-term liabilities	51,456	47,349
Total liabilities	215,364	212,230
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 10,797,464 and 10,905,843 shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively	108	109
Additional paid-in capital	7,137	9,832
Retained earnings	31,629	60,089
Accumulated other comprehensive income (loss)	28	(67)
Total stockholders’ equity	38,902	69,963
Total liabilities and stockholders’ equity	$254,266	$282,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2014	2013	2014

Revenues	$131,980	$112,747	$269,486	$229,215
Costs and expenses:
Instruction and educational support	71,305	59,799	144,732	118,912
Marketing	16,228	13,360	33,949	29,674
Admissions advisory	5,212	4,433	10,563	8,552
General and administration	12,978	11,157	24,066	22,170
Total costs and expenses	105,723	88,749	213,310	179,308
Income from operations	26,257	23,998	56,176	49,907
Investment income	—	2	—	3
Interest expense	1,337	1,281	2,633	2,634
Income before income taxes	24,920	22,719	53,543	47,276
Provision for income taxes	9,918	9,042	21,310	18,816
Net income	$15,002	$13,677	$32,233	$28,460
Earnings per share:
Basic	$1.43	$1.29	$3.02	$2.70
Diluted	$1.42	$1.29	$3.01	$2.68
Weighted average shares outstanding:
Basic	10,502	10,565	10,658	10,547
Diluted	10,535	10,623	10,693	10,602

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2014	2013	2014

Net income	$15,002	$13,677	$32,233	$28,460
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	883	(170)	1,022	(95)
Comprehensive income	$15,885	$13,507	$33,255	$28,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’
EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2012	11,387,299	$114	$299	$41,311	$(736)	$40,988
Tax shortfall associated with stock-based compensation arrangements	—	—	(656)	(2,865)	—	(3,521)
Repurchase of common stock	(495,085)	(5)	(1,752)	(23,242)	—	(24,999)
Restricted stock grants, net of forfeitures and conversions	(21,746)	—	—	—	—	—
Stock-based compensation	—	—	5,232	—	—	5,232
Change in fair value of derivative instrument, net of income tax	—	—	—	—	1,022	1,022
Net income	—	—	—	32,233	—	32,233
Balance at June 30, 2013	10,870,468	$109	$3,123	$47,437	$286	$50,955

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2013	10,797,464	$108	$7,137	$31,629	$28	$38,902
Tax shortfall associated with stock-based compensation arrangements	—	—	(1,811)	—	—	(1,811)
Repurchase of common stock	—	—	—	—	—	—
Restricted stock grants, net of forfeitures and conversions	108,379	1	(1)	—	—	—
Stock-based compensation	—	—	4,507	—	—	4,507
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(95)	(95)
Net income	—	—	—	28,460	—	28,460
Balance at June 30, 2014	10,905,843	$109	$9,832	$60,089	$(67)	$69,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2013	2014

Cash flows from operating activities:
Net income	$32,233	$28,460
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(140)	(140)
Amortization of deferred rent	(114)	(471)
Amortization of deferred financing costs	390	390
Depreciation and amortization	12,434	10,827
Deferred income taxes	(1,447)	(358)
Stock-based compensation	5,232	4,507
Changes in assets and liabilities:
Tuition receivable, net	(74)	2,019
Other current assets	2,496	1,042
Other assets	(3)	—
Accounts payable and accrued expenses	(7,536)	(5,376)
Income taxes payable and income taxes receivable	8,209	6,331
Deferred revenue	(267)	5,922
Other long-term liabilities	165	(7,956)
Net cash provided by operating activities	51,578	45,197

Cash flows from investing activities:
Purchases of property and equipment	(4,994)	(2,319)
Net cash used in investing activities	(4,994)	(2,319)

Cash flows from financing activities:
Payments on term loan	(1,562)	(1,562)
Repurchase of common stock	(24,999)	—
Net cash used in financing activities	(26,561)	(1,562)
Net increase in cash and cash equivalents	20,023	41,316
Cash and cash equivalents – beginning of period	47,517	94,760
Cash and cash equivalents – end of period	$67,540	$136,076

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$557	$209

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

All information as of December 31, 2013 and June 30, 2013 and 2014, and for the three and six months ended June 30, 2013 and 2014 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

The Company’s educational programs are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. Approximately 96% of the Company’s revenues during the six months ended June 30, 2014 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any withdrawals, refunds, corporate discounts, scholarships and employee tuition discounts. At the start of each academic term, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as deferred revenue. The estimated value of scholarship awards which will be realized in the future is based on historical experience of students who are expected to realize scholarship awards earned as courses are successfully completed. Deferred revenue is recorded as a current or long-term liability in the balance sheet based on when the benefit is expected to be realized. Revenues also include textbook-related income, certificate revenue, certain academic fees, and other income, which are recognized when earned.

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. Unpaid obligations are included in restricted cash in the Company’s balance sheet. There were no amounts payable for these obligations at December 31, 2013 or June 30, 2014.

As part of commencing operations in Pennsylvania in 2003, the Company was required to maintain a “minimum protective endowment” of at least $500,000 in an interest-bearing account. These funds are required as long as the Company operates its campuses in the state. The Company accounts for these funds as a long-term asset.

Tuition Receivable and Allowance for Doubtful Accounts

The Company records tuition receivable and deferred revenue for its students upon the start of the academic term. Therefore, at the end of the quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided, and deferred revenue represents advance payments from students for academic services to be provided in the future. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. The University establishes an allowance for doubtful accounts primarily based upon historical collection rates by age of receivable (net of recoveries). The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience. The Company’s tuition receivable and allowance for doubtful accounts were as follows:

($ in thousands)	December 31, 2013	June 30, 2014
Tuition receivable	$26,145	$24,153
Allowance for doubtful accounts	(10,303)	(9,144)
Tuition receivable, net	$15,842	$15,009

Approximately $3.4 million and $2.2 million of tuition receivable is included in Other assets in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2013 and June 30, 2014, respectively, because these amounts are expected to be collected after 12 months.

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

Goodwill and the indefinite-lived intangible asset are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test. No qualitative factors were present to indicate that an impairment existed at June 30, 2014.

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded, net of income tax, in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g., until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current period earnings.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively.

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 10,797,464 and 10,905,843 shares were issued and outstanding as of December 31, 2013 and June 30, 2014, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2013 and 2014, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the three and six months ended June 30, 2013 and 2014, the Company had no issued and outstanding stock options that were included in the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2014	2013	2014
Weighted average shares outstanding used to compute basic earnings per share	10,502	10,565	10,658	10,547
Unvested restricted stock	33	58	35	55
Shares used to compute diluted earnings per share	10,535	10,623	10,693	10,602

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, and early adoption is not permitted. The Company currently is evaluating the impact that the standard will have on its financial condition, results of operations, and disclosures.

3.	Restructuring and Related Charges

In October 2013, the Company implemented a restructuring to better align the Company’s resources with its current student enrollments. This restructuring, which occurred primarily in the fourth quarter of 2013, included the closing of approximately 20 physical locations and reductions in the number of campus-based and corporate employees.

The following details the changes in the Company’s restructuring liability by type of cost during the six months ended June 30, 2014:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2013(1)	$42,550	$2,216	$44,766
Non-cash adjustments(2)	(1,595)	(46)	(1,641)
Payments	(6,700)	(2,138)	(8,838)
Balance at June 30, 2014(1)	$34,255	$32	$34,287

(1)
The current portion of restructuring liabilities was $10.4 million and $7.5 million as of December 31, 2013 and June 30, 2014, respectively, which are included in Accounts payable and accrued expenses. The long-term portion is included in Other long-term liabilities in the unaudited condensed consolidated balance sheets.

(2)
Non-cash adjustments for lease and related costs primarily result from changes in the timing and expected income from sublease agreements signed during the period as well as the accretion of interest on lease costs of approximately $0.8 million. Non-cash adjustments for severance and other employee separation costs primarily related to employees who were re-hired to other roles within the Company and were not paid severance.

Lease and Related Costs, Net – During the fourth quarter of 2013, the University implemented a plan to close approximately 20 of its campus locations. The Company recorded approximately $36.0 million of aggregate charges representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods the Company ceased using the respective facilities. Lease obligations, some of which continue through 2022, are measured at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases, partially offset by estimated future sublease rental income discounted at credit-adjusted rates, which involves significant judgment. The Company’s estimate of the amount and timing of sublease rental income considers subleases that have been executed and subleases expected to be executed, based on current commercial real estate market data and conditions, and other qualitative factors specific to the facilities. The estimates are adjusted as market conditions change or as new information becomes available, including the execution of additional sublease agreements.

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

The Company was in compliance with all the terms of the Amended Credit Facility at June 30, 2014.

As of June 30, 2014, the Company had outstanding $120.3 million under the term loan facility and no balance outstanding under the revolving credit facility. During the three and six months ended June 30, 2014, the Company paid cash interest of $1.1 million and $2.2 million, respectively, compared to $1.1 million and $2.2 million during the three and six months ended June 30, 2013, respectively.

Debt and short-term borrowings consist of the following as of June 30, 2014 (in thousands):

Term loan	$120,313
Revolving credit facility	—
Total debt	120,313
Less: Current portion of long-term debt	4,688
Long-term debt	$115,625

Aggregate debt maturities as of June 30, 2014 are as follows:

2014	$1,563
2015	6,250
2016	112,500
$120,313

Interest Rate Swap

The Company is party to an interest rate swap on the outstanding balance of the Credit Facility in order to minimize the interest rate exposure on the balance of the term loan facility (the “Swap”). The Swap effectively fixes the variable interest rate on the associated term loan at a rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio, rather than being subject to fluctuations in the LIBOR rate. The term of the Swap effectively matches the term of the underlying term loan facility. The Swap has been designated as a cash flow hedge and has been deemed effective in accordance with the Derivatives and Hedging Topic, ASC 815. The Company expects the Swap to continue to be deemed effective for the duration of the Swap. The fair value of the Swap is included in Other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets.

5.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$36,481	$36,481	$—	$—
Total assets at fair value on a recurring basis	$36,481	$36,481	$—	$—
Liabilities:
Other liabilities:
Deferred payments	$2,115	$—	$—	$2,115
Interest rate swap	110	—	110	—
Total liabilities at fair value on a recurring basis	$2,225	$—	$110	$2,115

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,382	$8,382	$—	$—
Interest rate swap	45	—	45	—
Total assets at fair value on a recurring basis	$8,427	$8,382	$45	$—
Liabilities:
Other liabilities:
Deferred payments	$2,115	$—	$—	$2,115
Total liabilities at fair value on a recurring basis	$2,115	$—	$—	$2,115

The Company measures the above items on a recurring basis at fair value as follows:

●
Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, and are included in Cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of Accumulated other comprehensive income in Stockholders’ equity. The Company’s cash and cash equivalents held at December 31, 2013 and June 30, 2014 approximate fair value and is not disclosed in the above tables because of the short-term nature of the financial instruments.

●
Interest rate swap — The Company has an interest rate swap with a notional amount of $120.3 million as of June 30, 2014, used to minimize the interest rate exposure and fix the variable interest rate on a portion of the Company’s variable rate debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

●
Deferred payments — The Company acquired certain assets and entered into a deferred payment arrangement with one of the sellers in connection with an acquisition completed in 2011, which is classified within Level 3 as there is no liquid market for similarly priced instruments. The deferred payment is valued using a discounted cash flow model that encompasses significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the program matures.

At June 30, 2014, the carrying value of the Company’s debt was $120.3 million. All of the Company’s debt is variable interest rate debt and is classified within Level 2 because it is valued using readily available pricing sources which utilize market observable inputs. The Company has determined the carrying amount approximates fair value.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the six months ended June 30, 2013 or 2014. Assets measured at fair value on a non-recurring basis as of December 31, 2013 and June 30, 2014, include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets. Changes in the fair value of the Company’s Level 3 liability during the six months ended June 30, 2014 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2013	$2,115
Amounts earned	(244)
Adjustments to fair value	244
Transfers in or out of Level 3	—
Balance at June 30, 2014	$2,115

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

In May 2014, the Company’s Board of Directors approved grants of 46,674 shares of restricted stock. These shares, which vest in their entirety four years from the date of grant, were granted pursuant to the Plan. The Company’s Board of Directors also approved grants of 15,868 shares of restricted stock. These shares, which vest over a three-year period, were awarded to non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program. The Company’s stock price closed at $42.85 on the date of these restricted stock grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, unless waived by the Board of Directors.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the six months ended June 30, 2014:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2013	487,773	$131.51
Grants	108,606	$38.95
Vested shares	(61,600)	$175.13
Forfeitures	(227)	$132.23
Balance, June 30, 2014	534,552	$115.73

Stock Options

The table below sets forth the stock option activity for the six months ended June 30, 2014 and other stock option information at June 30, 2014:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2013	100,000	$51.95	7.0	$—
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, June 30, 2014	100,000	$51.95	6.5	$56
Exercisable, June 30, 2014	—	$—	—	$—

(1)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options been exercised on the respective trading day. The amount of intrinsic value will change based on the fair market value of the Company’s common stock.

Valuation and Expense Information under Stock Compensation Topic ASC 718

At June 30, 2014, total stock-based compensation cost which has not yet been recognized was $33.6 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 47 months on a weighted-average basis. Awards of approximately 398,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2014	2013	2014
Instruction and educational support	$844	$475	$1,941	$909
Marketing	—	—	—	—
Admissions advisory	—	—	—	—
General and administration	2,138	2,071	3,291	3,598
Stock-based compensation expense included in operating expense	2,982	2,546	5,232	4,507
Tax benefit	1,187	1,013	2,082	1,794
Stock-based compensation expense, net of income tax	$1,795	$1,533	$3,150	$2,713

During the six months ended June 30, 2013 and 2014, the Company recognized a tax shortfall related to share-based payment arrangements of $3.5 million and $1.8 million, respectively. No stock options were exercised during the six months ended June 30, 2013 or 2014.

7.	Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2013 and June 30, 2014 (in thousands):

	2013	2014
Loss on facilities not in use	$34,339	$26,800
Deferred rent and other facility costs	8,258	8,729
Deferred payments related to acquisition	4,915	4,915
Deferred revenue, net of current portion	1,897	5,103
Lease incentives	1,353	1,138
Deferred gain on sale of campus building	694	554
Fair value of interest rate swap (see Note 4)	—	110
	$51,456	$47,349

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

Deferred Payments Related to Acquisition

The Company acquired certain assets and entered into deferred payment arrangements with one of the sellers in connection with an acquisition completed in 2011. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

Deferred Revenue

The Company provides for certain scholarship and awards programs that are earned by students when they successfully complete course requirements. The Company also has licensed certain of its non-credit bearing course content to a third party. Included in long-term deferred revenue is the amount of revenue under these arrangements that the Company expects will be realized after one year.

Lease Incentives

In conjunction with the opening of new campuses or renovating existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with ASC 840-20, these improvements were capitalized as leasehold improvements and a liability was established for the reimbursements. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five to 10 years.

Deferred Gain on Sale of Campus Building

In June 2007, the Company sold one of its campus buildings for $5.8 million. The Company is leasing back most of the campus building over a 10-year period. In conjunction with this sale and lease back transaction, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term.

8.	Income Taxes

The Income Taxes Topic, ASC 740 (“ASC 740”), requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The amount of unrecognized tax benefits and liabilities at June 30, 2014 is immaterial. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2014, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2011-2013 remain open for Federal tax examination, and the tax years 2009-2013 remain open to examination by the state and local taxing jurisdictions in which the Company is subject.

The Company had $0.5 million of unrecognized tax benefits at June 30, 2014, all of which resulted from tax positions taken during the year ended December 31, 2013. A liability for uncertain tax positions of $1.9 million as of June 30, 2014, also for tax positions taken during the year ended December 31, 2013, is included in income taxes payable in the unaudited condensed consolidated balance sheets.

9.	Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

10.	Regulation

The Department of Education (the "Department") previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department’s regulation (except for the disclosure requirements), the Department established a negotiated rulemaking committee to again consider the issue of gainful employment, but the Committee did not achieve the required consensus.

On March 25, 2014, the Department issued a Notice of Proposed Rulemaking for public comment. Under the proposed rule, a gainful employment program would pass the metrics if:

●	The estimated annual loan payment of graduates does not exceed 20 percent of their discretionary earnings or 8 percent of their total earnings; and

●	The program cohort default rate for former students enrolled in the program does not exceed 30 percent.

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

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. On July 30, 2014, the Company received a letter from the Department of Education indicating that it will conduct an on-site program review of a Strayer University campus. The review, which is scheduled to commence August 18, 2014, will cover federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the James Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act, and regulations related thereto. Strayer University’s last program review occurred in the third quarter of 2010, with no material adverse findings and no additional actions required.

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

Results of Operations

In the second quarter of 2014, we generated $112.7 million in revenue, a decrease of 15% compared to the same period in 2013. Income from operations was $24.0 million for the second quarter of 2014, a decrease of 9% compared to the same period in 2013. Net income was $13.7 million in the second quarter of 2014, a decrease of 9%, compared to the same period in 2013. Diluted earnings per share was $1.29 for the second quarter of 2014 compared to $1.42 for the same period in 2013, a decrease of 9%.

Key enrollment trends by quarter were as follows:

Enrollment
% Change vs Prior Year

Although we do not know for sure why our enrollment trends and that of the proprietary higher education sector generally have been negative, we believe that sustained levels of high unemployment (even though declining recently), the resulting lower confidence in job prospects, competition, and the high cost of a college education are all contributing factors. The 16% decline in our new students in 2013 will have an adverse impact on 2014 enrollment since there will be fewer students from 2013 continuing their education in 2014. We believe it will take several quarters of new student growth in order to achieve overall enrollment growth.

We cannot predict future enrollments or whether new student enrollment will decline further, stabilize or increase in response to the economy or other factors. However, we have introduced a number of initiatives in response to these declining enrollment trends. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced our undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. As an extra incentive to encourage our students to continue their studies through to graduation, we introduced our Graduation Fund in mid-2013. Under this program, qualifying students receive one free course for every three courses successfully completed. The free courses earned are redeemable in the student’s final academic year.

In 2013, we undertook some restructuring initiatives, including the closing of approximately 20 physical locations. The revenue reduction impact of these initiatives cannot be accurately determined since the University is making online classes available to these students. However, we estimate these actions will save us approximately $50 million in expenses per year beginning in 2014. This figure is based upon various assumptions about our ability to sublease or otherwise mitigate lease costs, which may be greater or less than expected. A description of factors that may affect the contract lease costs included in the expected savings is set forth in Note 3 of the unaudited condensed consolidated financial statements under the caption “Restructuring and Related Charges.” We believe these measures and others that are embedded in our strategic priorities, together with our continuing operation at other physical campuses will allow us to continue to deliver high quality, affordable education which should result in growth for the University over the long-term.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Enrollment. Enrollment at Strayer University for the 2014 spring term, which began April 7, 2014 and ended June 23, 2014, decreased 10% to 41,327 students compared to 46,130 students for the same term in 2013. New student enrollments increased 1% and continuing student enrollments decreased 13%.

Revenues. Revenues decreased 15% to $112.7 million in the second quarter of 2014 from $132.0 million in the second quarter of 2013, principally due to lower enrollment and a 5% decline in revenue per student. In late 2013, we introduced a new pricing structure for new undergraduate students which significantly reduces their cost of tuition. A shift in enrollment toward students eligible for the lower tuition has resulted in lower revenue per student.

Instruction and educational support expenses. Instruction and educational support expenses decreased $11.5 million, or 16%, to $59.8 million in the second quarter of 2014 from $71.3 million in the second quarter of 2013, primarily due to lower personnel and facility costs following the restructuring in the fourth quarter of 2013, and lower enrollment. Instruction and educational support expenses as a percentage of revenues decreased to 53.0% in the second quarter of 2014 from 54.0% in the second quarter of 2013.

Marketing expenses. Marketing expenses decreased $2.8 million, or 18%, to $13.4 million in the second quarter of 2014 from $16.2 million in the second quarter of 2013. Marketing expenses as a percentage of revenues decreased to 11.8% in the second quarter of 2014, from 12.3% in the second quarter of 2013.

Admissions advisory expenses. Admissions advisory expenses decreased $0.8 million, or 15%, to $4.4 million in the second quarter of 2014 from $5.2 million in the second quarter of 2013, primarily as a result of lower personnel costs from the restructuring in the fourth quarter of 2013. Admissions advisory expenses as a percentage of revenues was 3.9% in both the second quarter of 2013 and 2014.

General and administration expenses. General and administration expenses decreased $1.8 million, or 14%, to $11.2 million in the second quarter of 2014 from $13.0 million in the second quarter of 2013, primarily due to lower personnel costs following the restructuring in the fourth quarter of 2013. General and administration expenses as a percentage of revenues increased slightly to 9.9% in the second quarter of 2014 from 9.8% in the second quarter of 2013.

Income from operations. Income from operations decreased $2.3 million, or 9%, to $24.0 million in the second quarter of 2014 from $26.3 million in the second quarter of 2013, due to the aforementioned factors.

Interest expense. Interest expense was $1.3 million in the second quarter of 2013 and 2014.

Provision for income taxes. Income tax expense decreased $0.9 million, or 9%, to $9.0 million in the second quarter of 2014 from $9.9 million in the second quarter of 2013, primarily due to the decrease in income before income taxes attributable to the factors discussed above. Our effective tax rate was 39.8% in the second quarter of 2014 and 2013.

Net income. Net income decreased $1.3 million, or 9%, to $13.7 million in the second quarter of 2014 from $15.0 million in the second quarter of 2013, due to the factors discussed above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Enrollment. Average enrollment decreased 12% to 41,213 students for the six months ended June 30, 2014 compared to 47,028 students for the same period in 2013.

Revenues. Revenues decreased 15% to $229.2 million in the six months ended June 30, 2014 from $269.5 million in the six months ended June 30, 2013, principally due to lower average enrollment and a 3% decline in revenue per student. In late 2013, we introduced a new pricing structure for new undergraduate students which significantly reduces their cost of tuition. A shift in enrollment toward students eligible for the lower tuition has resulted in lower revenue per student.

Instruction and educational support expenses. Instruction and educational support expenses decreased $25.8 million, or 18%, to $118.9 million in the six months ended June 30, 2014 from $144.7 million in the six months ended June 30, 2013, primarily due to lower personnel and facility costs following the restructuring in the fourth quarter of 2013, and lower enrollment. Instruction and educational support expenses as a percentage of revenues decreased to 51.9% for the six months ended June 30, 2014 from 53.7% in the six months ended June 30, 2013.

Marketing expenses. Marketing expenses decreased $4.2 million, or 13%, to $29.7 million in the six months ended June 30, 2014 from $33.9 million in the six months ended June 30, 2013. Marketing expenses as a percentage of revenues increased slightly to 12.9% for the six months ended June 30, 2014 from 12.6% in the six months ended June 30, 2013.

Admissions advisory expenses. Admissions advisory expenses decreased $2.0 million, or 19%, to $8.6 million in the six months ended June 30, 2014 from $10.6 million in the six months ended June 30, 2013, primarily as a result of lower personnel costs following the restructuring in the fourth quarter of 2013. Admissions advisory expenses as a percentage of revenues decreased slightly to 3.7% for the six months ended June 30, 2014 from 3.9% in the six months ended June 30, 2013.

General and administration expenses. General and administration expenses decreased $1.9 million, or 8%, to $22.2 million in the six months ended June 30, 2014 from $24.1 million in the six months ended June 30, 2013, primarily due to lower personnel and facility costs following the restructuring in the fourth quarter of 2013. General and administration expenses as a percentage of revenues increased to 9.7% for the six months ended June 30, 2014 from 8.9% in the six months ended June 30, 2013 largely due to these expenses decreasing at a lower rate than tuition revenues.

Income from operations. Income from operations decreased $6.3 million, or 11%, to $49.9 million in the six months ended June 30, 2014 from $56.2 million in the six months ended June 30, 2013, due to the aforementioned factors.

Interest expense. Interest expense was $2.6 million in the six months ended June 30, 2014 and June 30, 2013.

Provision for income taxes. Income tax expense decreased $2.5 million, or 12%, to $18.8 million in the six months ended June 30, 2014 from $21.3 million in the six months ended June 30, 2013, primarily due to the decrease in income before income taxes attributable to the factors discussed above. Our effective tax rate was 39.8% for the six months ended June 30, 2014 and June 30, 2013.

Net income. Net income decreased $3.7 million, or 12%, to $28.5 million in the six months ended June 30, 2014 from $32.2 million in the six months ended June 30, 2013, due to the factors discussed above.

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents of $136.1 million compared to $94.8 million at December 31, 2013 and $67.5 million at June 30, 2013. At June 30, 2014, most of our excess cash was invested in bank overnight deposits and money market funds.

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

The term loan portion of the amended credit facility requires quarterly principal payments of $781,250 beginning in March 2013 through December 2014, and $1,562,500 beginning in March 2015. Any remaining principal is payable in full on December 31, 2016. Borrowings bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on our leverage ratio. For the term loan facility, we are party to an interest rate swap arrangement that fixes the interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio. An unused commitment fee ranging from 0.30% to 0.40%, depending on our leverage ratio, accrues on unused amounts under the revolving portion of the amended credit facility. During the six months ended June 30, 2013 and 2014, we paid cash interest of $2.2 million in each period. At June 30, 2014, we had $120.3 million outstanding under the term loan and no balance outstanding under the revolving credit facility. We are obligated to repay $4.7 million of the term loan over the next four calendar quarters.

The amended credit facility contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit facility as of June 30, 2014.

For the six months ended June 30, 2014, we generated $45.2 million net cash from operating activities compared to $51.6 million for the same period in 2013. Our net cash from operating activities decreased in the six months ended June 30, 2014 compared to the same period in 2013, largely due to lower net income and payments on lease obligations, partially offset by an increase in deferred revenue. Capital expenditures were $2.3 million for the six months ended June 30, 2014 compared to $5.0 million for the same period in 2013. We do not plan to open any new campuses during 2014.

We had $70.0 million of share repurchase authorization remaining at June 30, 2014. No shares were repurchased during the six months ended June 30, 2014. We did not pay a regular quarterly dividend in 2013 and do not intend to pay one in 2014.

In the second quarter of 2014, bad debt expense as a percentage of revenues was 3.2% compared to 4.3% for the same period in 2013. Days sales outstanding was 14 days at the end of the second quarter of 2014 compared to 16 days at the end of the second quarter of 2013.

We have available $100 million under our revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts, although the insurance only covers a very small portion of our average balance in a given account. Excess cash is invested in money market funds, which is included in cash and cash equivalents at June 30, 2013 and 2014. Interest income was negligible during the six months ended June 30, 2014 and we did not earn interest income in the six months ended June 30, 2013.

The table below sets forth our contractual commitments associated with operating leases and the revolving credit and term loan facilities as of June 30, 2014. Although they have been paid in the past, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Within 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating leases	$198,109	$41,345	$69,332	$48,818	$38,614
Term loan	120,313	4,688	115,625	—	—
Total	$318,422	$46,033	$184,957	$48,818	$38,614

ITEM  3:          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings by us under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2014, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

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

ITEM   4:         CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of June 30, 2014, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings to which we are subject or to which our property is subject.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and those provided below, which could materially affect our business. Those risks, except to the extent they are updated or amended below, are incorporated herein by this reference.  The risks described in our Annual Report on Form 10-K, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and provided below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business.

The following risk factors update and supersede the risk factors with the same captions in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

On July 30, 2014, the Company received a letter from the Department of Education indicating that it will conduct an on-site program review of a Strayer University campus.  The review, which is scheduled to commence August 18, 2014, will cover federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the James Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act, and regulations related thereto.

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

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On January 20, 2012, Strayer University executed a provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until September 30, 2014. Under the provisional agreement, the only material additional condition that the University must comply with is obtaining Department of Education approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree program. In June of this year, we submitted an application for a new Program Participation Agreement, which submission extends the current Program Participation Agreement on a month-to-month basis until execution of a new agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million at June 30, 2014 for use during the remainder of 2014.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On July 30, 2014, the Company received a letter from the Department of Education indicating that it will conduct an on-site program review of a Strayer University campus.  The review, which is scheduled to commence August 18, 2014, will cover federal financial aid years 2012-2013 and 2013-2014, as well as compliance with the James Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act, and regulations related thereto.

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
Date: August 1, 2014

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