Form 10-Q
period 2014-09-30
STRAYER EDUCATION INC
filed 2014-11-03
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of October 15, 2014, there were outstanding 10,903,341 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets at December 31, 2013 and September 30, 2014	3

Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2014	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2014	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and 2014	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2014	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II — OTHER INFORMATION	23

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Mine Safety Disclosures	24

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	25

CERTIFICATIONS

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2013	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$94,760	$150,471
Tuition receivable, net	15,842	15,712
Other current assets	16,738	16,497
Total current assets	127,340	182,680
Property and equipment, net	94,421	84,403
Deferred income taxes	17,129	15,209
Goodwill	6,800	6,800
Other assets	8,576	6,392
Total assets	$254,266	$295,484

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$38,527	$47,713
Income taxes payable	2,569	1,040
Deferred revenue	656	4,258
Other current liabilities	281	281
Current portion of term loan	3,125	5,469
Total current liabilities	45,158	58,761
Term loan, less current portion	118,750	114,063
Other long-term liabilities	51,456	44,942
Total liabilities	215,364	217,766
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 10,797,464 and 10,903,341 shares issued and outstanding at December 31, 2013 and September 30, 2014, respectively	108	109
Additional paid-in capital	7,137	12,383
Retained earnings	31,629	65,042
Accumulated other comprehensive income	28	184
Total stockholders’ equity	38,902	77,718
Total liabilities and stockholders’ equity	$254,266	$295,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2014	2013	2014

Revenues	$110,031	$100,756	$379,517	$329,971
Costs and expenses:
Instruction and educational support	63,673	55,927	208,405	174,839
Marketing	23,077	20,514	57,026	50,188
Admissions advisory	5,188	4,071	15,751	12,623
General and administration	11,472	11,028	35,538	33,198
Total costs and expenses	103,410	91,540	316,720	270,848
Income from operations	6,621	9,216	62,797	59,123
Investment income	1	42	1	45
Interest expense	1,391	1,311	4,024	3,945
Income before income taxes	5,231	7,947	58,774	55,223
Provision for income taxes	2,082	2,994	23,392	21,810
Net income	$3,149	$4,953	$35,382	$33,413
Earnings per share:
Basic	$0.30	$0.47	$3.34	$3.17
Diluted	$0.30	$0.46	$3.32	$3.15
Weighted average shares outstanding:
Basic	10,510	10,571	10,608	10,555
Diluted	10,552	10,663	10,646	10,622

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2014	2013	2014

Net income	$3,149	$4,953	$35,382	$33,413
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	(305)	251	717	156
Comprehensive income	$2,844	$5,204	$36,099	$33,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2012	11,387,299	$114	$299	$41,311	$(736)	$40,988
Tax shortfall associated with stock-based compensation arrangements	—	—	(656)	(2,865)	—	(3,521)
Repurchase of common stock	(495,085)	(5)	(1,752)	(23,242)	—	(24,999)
Restricted stock grants, net of forfeitures and conversions	(40,194)	—	—	—	—	—
Stock-based compensation	—	—	8,398	—	—	8,398
Change in fair value of derivative instrument, net of income tax	—	—	—	—	717	717
Net income	—	—	—	35,382	—	35,382
Balance at September 30, 2013	10,852,020	$109	$6,289	$50,586	$(19)	$56,965

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2013	10,797,464	$108	$7,137	$31,629	$28	$38,902
Tax shortfall associated with stock-based compensation arrangements	—	—	(1,811)	—	—	(1,811)
Restricted stock grants, net of forfeitures and conversions	105,877	1	(1)	—	—	—
Stock-based compensation	—	—	7,058	—	—	7,058
Change in fair value of derivative instrument, net of income tax	—	—	—	—	156	156
Net income	—	—	—	33,413	—	33,413
Balance at September 30, 2014	10,903,341	$109	$12,383	$65,042	$184	$77,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2013	2014

Cash flows from operating activities:
Net income	$35,382	$33,413
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(210)	(210)
Amortization of deferred rent	(216)	(754)
Amortization of deferred financing costs	585	585
Depreciation and amortization	18,561	15,782
Deferred income taxes	(3,503)	(514)
Stock-based compensation	8,398	7,058
Changes in assets and liabilities:
Tuition receivable, net	3,576	1,813
Other current assets	1,668	(739)
Other assets	(2)	147
Accounts payable and accrued expenses	188	10,215
Income taxes payable and income taxes receivable	6,591	(27)
Deferred revenue	769	8,108
Other long-term liabilities	374	(12,764)
Net cash provided by operating activities	72,161	62,113

Cash flows from investing activities:
Purchases of property and equipment	(7,115)	(4,058)
Net cash used in investing activities	(7,115)	(4,058)

Cash flows from financing activities:
Payments on term loan	(2,344)	(2,344)
Repurchase of common stock	(24,999)	—
Net cash used in financing activities	(27,343)	(2,344)
Net increase in cash and cash equivalents	37,703	55,711
Cash and cash equivalents – beginning of period	47,517	94,760
Cash and cash equivalents – end of period	$85,220	$150,471

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$274	$583

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiary, Strayer University (the “University”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through physical campuses, predominantly located in the eastern United States, and online. With the Company’s focus on the student, regardless whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.

2.	Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its only subsidiary, the University. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

All information as of December 31, 2013 and September 30, 2013 and 2014, and for the three and nine months ended September 30, 2013 and 2014 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

The Company’s educational programs are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. Approximately 96% of the Company’s revenues during the nine months ended September 30, 2014 consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any withdrawals, refunds, corporate discounts, scholarships and employee tuition discounts. This collectibility assessment considers available sources of funds for the student including Federal Financial Student Aid (“FSA”) programs. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

At the start of each academic term, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as deferred revenue. The estimated value of scholarship awards which will be realized in the future is based on historical experience of students who are expected to realize scholarship awards earned as courses are successfully completed. Deferred revenue is recorded as a current or long-term liability in the balance sheet based on when the benefit is expected to be realized. Revenues also include textbook-related income, certificate revenue, certain academic fees, licensing revenue and other income, which are recognized when earned.

The Company’s refund policy typically permits students who complete less than half of a course to receive a partial refund of tuition for that course. Refunds reduce the tuition revenue that would have otherwise been recognized for that student. Since the Company’s academic terms coincide with its financial reporting periods, all refunds are processed and recorded within the same quarter as the corresponding revenue. The amount of tuition revenue refundable to students may vary based on the student’s state of residence. Unused books and related academic materials may be returned for a full refund within 21 days of the start of class; however, purchases of electronic content are not refundable if downloaded. Revenues derived from fees are not eligible for a refund.

Graduation Fund

In the third quarter of 2013, the Company introduced the Graduation Fund, which allows new undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. The Company’s employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program, and they become ineligible to participate in the Graduation Fund if they have more than one consecutive term of non-attendance. In their final academic year, students will receive one free course for every three courses that were successfully completed.

Revenue from students participating in the Graduation Fund is recorded in accordance with the Revenue Recognition Topic, ASC 605-50. The Company allocates the value of benefits to be earned evenly to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be earned in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The table below presents activity in the Graduation Fund liability for the periods indicated (in thousands):

Balance as of December 31, 2013	$1,898
Revenue deferred	5,821
Benefit redeemed	(374)
Balance at September 30, 2014	$7,345

Tuition Receivable and Allowance for Doubtful Accounts

The Company records tuition receivable and deferred revenue for its students upon the start of the academic term. Therefore, at the end of the quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided, and deferred revenue represents advance payments from students for academic services to be provided in the future. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. The Company establishes an allowance for doubtful accounts primarily based upon historical collection rates by age of receivable, net of recoveries. These collection rates incorporate the different historical performance based on a student’s current enrollment status and likelihood of future enrollment. The Company periodically assesses its methodologies for estimating its allowance for doubtful accounts in consideration of actual experience. The Company’s tuition receivable and allowance for doubtful accounts were as follows:

($ in thousands)	December 31, 2013	September 30, 2014
Tuition receivable	$26,145	$24,279
Allowance for doubtful accounts	(10,303)	(8,567)
Tuition receivable, net	$15,842	$15,712

Approximately $3.4 million and $1.7 million of tuition receivable is included in Other assets in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2013 and September 30, 2014, respectively, because these amounts are expected to be collected after 12 months.

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. Unpaid obligations are included in restricted cash in the Company’s balance sheet. There were no amounts payable for these obligations at December 31, 2013 or September 30, 2014.

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

Goodwill and the indefinite-lived intangible asset are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment , the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test. Following its qualitative assessment, the Company determined it was not more likely than not that the fair value of its goodwill was less than the carrying amount and, accordingly, no impairment existed at September 30, 2014.

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

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 10,797,464 and 10,903,341 shares were issued and outstanding as of December 31, 2013 and September 30, 2014, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2013 and 2014, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the three and nine months ended September 30, 2013 and 2014, the Company had no issued and outstanding stock options that were included in the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2014	2013	2014
Weighted average shares outstanding used to compute basic earnings per share	10,510	10,571	10,608	10,555
Unvested restricted stock	42	92	38	67
Shares used to compute diluted earnings per share	10,552	10,663	10,646	10,622

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

The following details the changes in the Company’s restructuring liability by type of cost during the nine months ended September 30, 2014:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2013(1)	$42,550	$2,216	$44,766
Non-cash adjustments(2)	(2,856)	(46)	(2,902)
Payments	(10,023)	(2,138)	(12,161)
Balance at September 30, 2014(1)	$29,671	$32	$29,703

(1)	The current portion of restructuring liabilities was $10.4 million and $6.6 million as of December 31, 2013 and September 30, 2014, respectively, which are included in Accounts payable and accrued expenses. The long-term portion is included in Other long-term liabilities.

(2)	Non-cash adjustments for lease and related costs during the nine months ended September 30, 2014 primarily result from changes in the timing and expected income from settlements and executed sublease agreements signed during the period, which amounted to $3.9 million, partly offset by the accretion of interest on lease costs of approximately $1.0 million. Non-cash adjustments for severance and other employee separation costs primarily related to employees who were re-hired to other roles within the Company and were not paid severance.

Lease and Related Costs, Net – During the fourth quarter of 2013, the University implemented a plan to close approximately 20 of its campus locations. The Company recorded approximately $36.0 million of aggregate charges representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods the Company ceased using the respective facilities. Lease obligations, some of which continue through 2022, are measured at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases discounted at the Company’s marginal discount rate of 4.5%, partially offset by estimated future sublease rental income discounted at credit-adjusted rates. The Company’s estimate of the amount and timing of sublease rental income considers subleases that have been executed and subleases expected to be executed, based on current commercial real estate market data and conditions, and other qualitative factors specific to the facilities. The estimates are adjusted as market conditions change or as new information becomes available. Through September 30, 2014, adjustments to these reserves have related to settlements of leases with the landlords, execution of sublease agreements and accretion of interest.

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

The Company was in compliance with all the terms of the Amended Credit Facility at September 30, 2014.

As of September 30, 2014, the Company had outstanding $119.5 million under the term loan facility and no balance outstanding under the revolving credit facility. During the three and nine months ended September 30, 2014, the Company paid cash interest of $1.1 million and $3.4 million, respectively, compared to $1.2 million and $3.4 million during the three and nine months ended September 30, 2013, respectively.

Debt and short-term borrowings consist of the following as of September 30, 2014 (in thousands):

Term loan	$119,532
Revolving credit facility	—
Total debt	119,532
Less: Current portion of long-term debt	5,469
Long-term debt	$114,063

Aggregate debt maturities as of September 30, 2014 are as follows:

2014	$782
2015	6,250
2016	112,500
$119,532

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

5.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$3,449	$3,449	$—	$—
Interest rate swap	301	—	301	—
Total assets at fair value on a recurring basis	$3,750	$3,449	$301	$—
Liabilities:
Other long-term liabilities:
Deferred payments	$2,167	$—	$—	$2,167
Total liabilities at fair value on a recurring basis	$2,167	$—	$—	$2,167

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,382	$8,382	$—	$—
Interest rate swap	45	—	45	—
Total assets at fair value on a recurring basis	$8,427	$8,382	$45	$—
Liabilities:
Other long-term liabilities:
Deferred payments	$2,115	$—	$—	$2,115
Total liabilities at fair value on a recurring basis	$2,115	$—	$—	$2,115

The Company measures the above items on a recurring basis at fair value as follows:

●	Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, and are included in Cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of Accumulated other comprehensive income in Stockholders’ equity. The Company’s cash and cash equivalents held at December 31, 2013 and September 30, 2014 approximate fair value and is not disclosed in the above tables because of the short-term nature of the financial instruments.

●	Interest rate swap — The Company has an interest rate swap with a notional amount of $119.5 million as of September 30, 2014, used to minimize the interest rate exposure and fix the variable interest rate on a portion of the Company’s variable rate debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

●	Deferred payments — The Company acquired certain assets and entered into a deferred payment arrangement with one of the sellers in connection with an acquisition completed in 2011, which is classified within Level 3 as there is no liquid market for similarly priced instruments. The deferred payment is valued using a discounted cash flow model that encompasses significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the program matures.

At September 30, 2014, the carrying value of the Company’s debt was $119.5 million. All of the Company’s debt is variable interest rate debt and is classified within Level 2 because it is valued using readily available pricing sources which utilize market observable inputs. The Company has determined the carrying amount approximates fair value.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the nine months ended September 30, 2013 or 2014. Assets measured at fair value on a non-recurring basis as of December 31, 2013 and September 30, 2014 include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets. Changes in the fair value of the Company’s Level 3 liability during the nine months ended September 30, 2014 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2013	$2,115
Amounts earned	(383)
Adjustments to fair value	435
Transfers in or out of Level 3	—
Balance at September 30, 2014	$2,167

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

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the nine months ended September 30, 2014:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2013	487,773	$131.51
Grants	108,606	$38.95
Vested shares	(61,600)	$175.13
Forfeitures	(2,729)	$93.44
Balance, September 30, 2014	532,050	$115.85

Stock Options

The table below sets forth the stock option activity for the nine months ended September 30, 2014 and other stock option information at September 30, 2014:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2013	100,000	$51.95	7.0	$—
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, September 30, 2014	100,000	$51.95	6.3	$793
Exercisable, September 30, 2014	—	$—	—	$—

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options been exercised on the respective trading day. The amount of intrinsic value will change based on the fair market value of the Company’s common stock.

Valuation and Expense Information under Stock Compensation Topic ASC 718

At September 30, 2014, total stock-based compensation cost which has not yet been recognized was $31.1 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 45 months on a weighted-average basis. Awards of approximately 398,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2014	2013	2014
Instruction and educational support	$815	$406	$2,756	$1,314
Marketing	—	—	—	—
Admissions advisory	—	—	—	—
General and administration	2,351	2,145	5,642	5,744
Stock-based compensation expense included in operating expense	3,166	2,551	8,398	7,058
Tax benefit	1,260	1,015	3,342	2,809
Stock-based compensation expense, net of income tax	$1,906	$1,536	$5,056	$4,249

During the nine months ended September 30, 2013 and 2014, the Company recognized a tax shortfall related to share-based payment arrangements of $3.5 million and $1.8 million, respectively. No stock options were exercised during the nine months ended September 30, 2013 or 2014.

7.	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,	September 30,
	2013	2014
Loss on facilities not in use	$34,339	$23,102
Deferred rent and other facility costs	8,258	8,893
Deferred payments related to acquisition	4,915	4,967
Deferred revenue, net of current portion	1,897	6,403
Lease incentives	1,353	1,093
Deferred gain on sale of campus building	694	484
	$51,456	$44,942

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

Deferred Revenue

The Company provides for certain scholarship and awards programs, such as the Graduation Fund (see Note 2 for additional information), that are earned by students when they successfully complete course requirements. The Company also has licensed certain of its non-credit bearing course content to a third party. Included in long-term deferred revenue is the amount of revenue under these arrangements that the Company expects will be realized after one year.

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

The Income Taxes Topic, ASC 740 (“ASC 740”), requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2014, the amount of accrued interest related to uncertain tax positions was immaterial. The tax years 2011-2013 remain open for Federal tax examination, and the tax years 2009-2013 remain open to examination by the state and local taxing jurisdictions in which the Company is subject.

The Company had $1.4 million of unrecognized tax benefits at September 30, 2014, all of which resulted from tax positions taken during the three months ended September 30, 2014. A liability for uncertain tax positions of $1.2 million as of September 30, 2014, for tax positions taken during the year ended December 31, 2013, is included in income taxes payable in the unaudited condensed consolidated balance sheets.

9.	Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

10.	Regulation

The Department of Education (the "Department") previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department’s regulation (except for the disclosure requirements), the Department established a negotiated rulemaking committee to again consider the issue of gainful employment, but the Committee did not achieve the required consensus. On March 25, 2014, the Department issued a Notice of Proposed Rulemaking for public comment, and on October 31, 2014, the Department published the final regulation. The Company continues to review the recently released regulation, and at this time is unable to determine what impact, if any, the final regulation will have on its financial condition or results of operations.

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or Clery Act, including recent changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013, which was signed into law on March 7, 2013. On April 1, 2014, a negotiated rulemaking committee reached consensus on proposed regulations, and on October 17, 2014, the Department of Education promulgated regulations implementing the recent amendments to the Clery Act. Failure to comply with Clery Act requirements or regulations thereunder could result in action by the Department of Education to fine the Company or to limit or suspend its participation in Title IV programs.

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, and accrediting agencies. The Department of Education conducted four campus-based program reviews of Strayer University campuses in three states and the District of Columbia, with one on-site review conducted August 18-20, 2014; one on-site review conducted September 8-11, 2014; and two on-site reviews conducted September 22-26, 2014. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act, and regulations related thereto. On October 21, 2014, the Department issued an Expedited Final Program Review Determination Letter for one of the program reviews conducted the week of September 22, 2014, closing the program review with no further action required by the Company. While the on-site portions of the other three program reviews have concluded, Strayer University has yet to receive determination letters from these reviews.

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On October 1, 2014, Strayer University received an executed provisional Program Participation Agreement from the Department of Education allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement was issued on a provisional basis because of the Department of Education’s open program reviews. Under the provisional agreement, the only material additional condition that the University must comply with is obtaining Department of Education approval for substantial changes, including the addition of any new location, level of academic offering, non-degree program, or degree program.

ITEM  2:        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, rulemaking by the Department of Education and increased focus by the U. S. Congress on for-profit education institutions, our need for recertification, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as may be required by law.

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

Results of Operations

In the third quarter of 2014, we generated $100.8 million in revenue, a decrease of 8% compared to the same period in 2013. The decrease was primarily driven by lower enrollments, which declined 6% for our Summer academic term, and lower revenue per student, which declined 3%. Income from operations was $9.2 million for the third quarter of 2014, an increase of 39% compared to the same period in 2013. Net income was $5.0 million in the third quarter of 2014, an increase of 57% compared to the same period in 2013. Diluted earnings per share was $0.46 for the third quarter of 2014 compared to $0.30 for the same period in 2013, an increase of 53%.

Key enrollment trends by quarter were as follows:

Enrollment

% Change vs Prior Year

Although we do not know for sure why our enrollment trends and that of the proprietary higher education sector generally have been volatile, we believe that sustained levels of high unemployment (even though declining recently), the resulting lower confidence in job prospects, competition, and the high cost of a college education are all contributing factors. The 16% decline in our new students in 2013 has had an adverse impact on 2014 enrollment since there are fewer students from 2013 continuing their education in 2014.

In 2013, we undertook some restructuring initiatives, including the closing of approximately 20 physical locations. The revenue reduction impact of these initiatives cannot be accurately determined since the University has made online classes available to these students. However, we estimate these actions will save us approximately $50 million in expenses per year beginning in 2014. This figure is based upon various assumptions about our ability to sublease or otherwise mitigate lease costs, which may be greater or less than expected. A description of factors that may affect the contract lease costs included in the expected savings is set forth in Note 3 of the unaudited condensed consolidated financial statements under the caption “Restructuring and Related Charges.” We believe these measures and others that are embedded in our strategic priorities, together with our continuing operation at other physical campuses, will allow us to continue to deliver high quality, affordable education which should result in growth for the University over the long-term.

In addition to the restructuring, we introduced a number of initiatives in response to these volatile enrollment trends. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced our undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. We also introduced our Graduation Fund in mid-2013, whereby qualifying students can receive one free course for every three courses successfully completed. The free courses earned are redeemable in the student’s final academic year. These initiatives have had a negative impact on our revenue per student, which we estimate will decline approximately 4% in 2014 and approximately 4-5% in 2015.

Partially as a result of these measures, we have begun to see some new student growth in 2014, and we believe that if our enrollment trends continue, total enrollment growth could occur either in the first or second quarter of 2015, followed by revenue growth approximately two quarters later.  Under this scenario, we would expect revenue for the full year 2015 to be flat to down 2%, and operating expenses to be flat to up 2%. Accordingly, if current enrollment trends continue, we expect earnings growth after 2015.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Enrollment. Enrollment at Strayer University for the 2014 summer term, which began July 1, 2014 and ended September 15, 2014, decreased 6% to 36,403 students compared to 38,627 students for the same term in 2013. New student enrollments increased 2% and continuing student enrollments decreased 8%.

Revenues. For the third quarter of 2014, our revenues decreased 8% to $100.8 million from $110.0 million in the third quarter of 2013, principally due to an enrollment decline of 6% and a decline in revenue per student of 3%. The decline in revenue per student is largely attributable to a new pricing structure which reduced tuition for new undergraduate students by approximately 20%, and made them eligible for our Graduation Fund. In the third quarter of 2014, revenues for undergraduate students declined 14%, driven by a decrease in enrollment of 6% and a decline of 9% in revenue per student, resulting mostly from the new pricing structure for new undergraduate students. We expect this decline in revenue per student to continue at the undergraduate level as we enroll more new undergraduate students over time. For graduate students, revenues increased 5% in the third quarter of 2014 driven by an increase in revenue per student of 10%, offset by a decline in enrollment of 5%. The increase in graduate revenue per student was due primarily to lower scholarships compared to the same period in 2013.

Instruction and educational support expenses. Instruction and educational support expenses decreased $7.8 million, or 12%, to $55.9 million in the third quarter of 2014 from $63.7 million in the third quarter of 2013, primarily due to lower personnel and facility costs following the restructuring in the fourth quarter of 2013, and lower enrollment. We also recorded $1.5 million in adjustments during the three months ended September 30, 2014, following changes in the timing and expected income from settlements and executed sublease agreements signed during the period. Instruction and educational support expenses as a percentage of revenues decreased to 55.5% in the third quarter of 2014 from 57.9% in the third quarter of 2013.

Marketing expenses. Marketing expenses decreased $2.6 million, or 11%, to $20.5 million in the third quarter of 2014 from $23.1 million in the third quarter of 2013. Marketing expenses as a percentage of revenues decreased to 20.4% in the third quarter of 2014, from 21.0% in the third quarter of 2013.

Admissions advisory expenses. Admissions advisory expenses decreased $1.1 million, or 22%, to $4.1 million in the third quarter of 2014 from $5.2 million in the third quarter of 2013, primarily as a result of lower personnel costs from the restructuring in the fourth quarter of 2013. Admissions advisory expenses as a percentage of revenues decreased to 4.0% in the third quarter of 2014 from 4.7% in the third quarter of 2013.

General and administration expenses. General and administration expenses decreased $0.5 million, or 4%, to $11.0 million in the third quarter of 2014 from $11.5 million in the third quarter of 2013, primarily due to lower personnel costs following the restructuring in the fourth quarter of 2013. General and administration expenses as a percentage of revenues increased to 10.9% in the third quarter of 2014 from 10.4% in the third quarter of 2013.

Income from operations. Income from operations increased $2.6 million, or 39%, to $9.2 million in the third quarter of 2014 from $6.6 million in the third quarter of 2013, due to the aforementioned factors.

Interest expense. Interest expense decreased slightly to $1.3 million in the third quarter of 2014 compared to $1.4 million in the third quarter of 2013.

Provision for income taxes. Income tax expense increased $0.9 million, or 44%, to $3.0 million in the third quarter of 2014 from $2.1 million in the third quarter of 2013. This was primarily due to the increase in income before income taxes attributable to the factors discussed above. Our effective tax rate was 37.7% in the third quarter of 2014 compared to 39.8% in the third quarter of 2013, reflecting the recognition of certain state tax benefits in 2014. We expect our tax rate for the year ended December 31, 2014 to be approximately 39.5%.

Net income. Net income increased $1.9 million, or 57%, to $5.0 million in the third quarter of 2014 from $3.1 million in the third quarter of 2013 due to the factors discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Enrollment. Average enrollment decreased 10% to 39,609 students for the nine months ended September 30, 2014 compared to 44,228 students for the same period in 2013.

Revenues. For the nine months ended September 30, 2014, our revenues decreased 13% to $330.0 million from $379.5 million in the third quarter of 2013, principally due to an average enrollment decline of 10% and a decline in revenue per student of 3%. The decline in revenue per student is largely attributable to a new pricing structure which reduced tuition for new undergraduate students by approximately 20%, and made them eligible for our Graduation Fund. For the nine months ended September 30, 2014, revenues for undergraduate students declined 19%, driven by a decrease in enrollment of 13% and a decline of 7% in revenue per student, resulting mostly from the new pricing structure for new undergraduate students. We expect this decline in revenue per student to continue at the undergraduate level as we enroll more new undergraduate students over time. For graduate students, revenues increased 2% for the nine months ended September 30, 2014 driven by an increase in revenue per student of 7%, offset by a decline in enrollment of 5%. The increase in graduate revenue per student was due primarily to lower scholarships compared to the same period in 2013.

Instruction and educational support expenses. Instruction and educational support expenses decreased $33.6 million, or 16%, to $174.8 million in the nine months ended September 30, 2014 from $208.4 million in the nine months ended September 30, 2013, primarily due to lower personnel and facility costs following the restructuring in the fourth quarter of 2013, and lower enrollment. We also recorded $3.9 million in adjustments during the nine months ended September 30, 2014, following changes in the timing and expected income from settlements and executed sublease agreements signed during the period. Instruction and educational support expenses as a percentage of revenues decreased to 53.0% for the nine months ended September 30, 2014 from 54.9% in the nine months ended September 30, 2013.

Marketing expenses. Marketing expenses decreased $6.8 million, or 12%, to $50.2 million in the nine months ended September 30, 2014 from $57.0 million in the nine months ended September 30, 2013. Marketing expenses as a percentage of revenues increased slightly to 15.2% for the nine months ended September 30, 2014 from 15.0% in the nine months ended September 30, 2013.

Admissions advisory expenses. Admissions advisory expenses decreased $3.2 million, or 20%, to $12.6 million in the nine months ended September 30, 2014 from $15.8 million in the nine months ended September 30, 2013, primarily as a result of lower personnel costs following the restructuring in the fourth quarter of 2013. Admissions advisory expenses as a percentage of revenues decreased to 3.8% for the nine months ended September 30, 2014 from 4.2% in the nine months ended September 30, 2013.

General and administration expenses. General and administration expenses decreased $2.3 million, or 7%, to $33.2 million in the nine months ended September 30, 2014 from $35.5 million in the nine months ended September 30, 2013, primarily due to lower personnel and facility costs following the restructuring in the fourth quarter of 2013. General and administration expenses as a percentage of revenues increased to 10.1% for the nine months ended September 30, 2014 from 9.4% in the nine months ended September 30, 2013.

Income from operations. Income from operations decreased $3.7 million, or 6%, to $59.1 million in the nine months ended September 30, 2014 from $62.8 million in the nine months ended September 30, 2013 due to the aforementioned factors.

Interest expense. Interest expense decreased slightly to $3.9 million in the nine months ended September 30, 2014 from $4.0 million in the nine months ended September 30, 2013.

Provision for income taxes. Income tax expense decreased $1.6 million, or 7%, to $21.8 million in the nine months ended September 30, 2014 from $23.4 million in the nine months ended September 30, 2013, primarily due to the decrease in income before income taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for the nine months ended September 30, 2014 compared to 39.8% for the nine months ended September 30, 2013, reflecting the recognition of certain state tax benefits in 2014. We expect our tax rate for the year ended December 31, 2014 to be approximately 39.5%.

Net income. Net income decreased $2.0 million, or 6%, to $33.4 million in the nine months ended September 30, 2014 from $35.4 million in the nine months ended September 30, 2013 due to the factors discussed above.

Critical Accounting Policies and Estimates

Our accounting policies require us to apply methodologies, estimates, and judgments that have a significant impact on the results we report in our financial statements. Management believes that critical accounting policies related to its more significant judgments and estimates used in the preparation of its consolidated financial statements include, but are not limited to, revenue recognition, tuition receivable and the allowance for doubtful accounts, restructuring and related charges, stock-based compensation and income tax liabilities. In our 2013 Form 10-K, we have discussed those material accounting policies that we believe are critical and require the use of complex judgment in their application. Actual results may differ materially from our estimates.

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of $150.5 million compared to $94.8 million at December 31, 2013 and $85.2 million at September 30, 2013. At September 30, 2014, most of our excess cash was invested in bank overnight deposits and money market funds.

We are party to a revolving credit and term loan agreement which is secured by our assets and provides for a $100.0 million revolving credit facility, all of which is currently available, and $125.0 million term loan facility, which was amended in November 2012 and has a maturity date of December 31, 2016. The amended credit facility is used for general corporate purposes including share repurchases. The amended credit facility is guaranteed by the University and is secured by substantially all of the personal property and assets of the Company and the guarantor.

The term loan portion of the amended credit facility requires quarterly principal payments of $781,250 beginning in March 2013 through December 2014, and $1,562,500 beginning in March 2015. Any remaining principal is payable in full on December 31, 2016. Borrowings bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on our leverage ratio. For the term loan facility, we are party to an interest rate swap arrangement that fixes the interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio. An unused commitment fee ranging from 0.30% to 0.40%, depending on our leverage ratio, accrues on unused amounts under the revolving portion of the amended credit facility. During the nine months ended September 30, 2013 and 2014, we paid cash interest of $3.4 million in each period. At September 30, 2014, we had $119.5 million outstanding under the term loan and no balance outstanding under the revolving credit facility. We are obligated to repay $5.5 million of the term loan over the next four calendar quarters.

The amended credit facility contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit facility as of September 30, 2014.

For the nine months ended September 30, 2014, we generated $62.1 million net cash from operating activities compared to $72.2 million for the same period in 2013. Our net cash from operating activities decreased in the nine months ended September 30, 2014 compared to the same period in 2013, largely due to lower net income and payments on lease obligations as well as the timing of income tax payments, partially offset by an increase in deferred revenue. Capital expenditures were $4.1 million for the nine months ended September 30, 2014 compared to $7.1 million for the same period in 2013. We do not plan to open any new campuses during the remainder of 2014. We estimate our capital expenditures will be approximately $8 million for the full year of 2014 and approximately $10-12 million in 2015.

We had $70.0 million of share repurchase authorization remaining at September 30, 2014.  On October 28, 2014, the Company’s Board of Directors amended its share repurchase authorization by extending the deadline for use of the $70 million remaining under its current authorization to December 31, 2015. No shares were repurchased during the nine months ended September 30, 2014. We did not pay a regular quarterly dividend in 2013 and do not intend to pay one in 2014.

In the third quarter of 2014, bad debt expense as a percentage of revenues was 3.6% compared to 4.5% for the same period in 2013. Days sales outstanding was 16 days at the end of the third quarter of 2014 and 2013.

We have available $100 million under our revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts, although the insurance only covers a very small portion of our average balance in a given account. Excess cash is invested in money market funds, which is included in cash and cash equivalents at September 30, 2013 and 2014. Interest income was $45,000 during the nine months ended September 30, 2014 and negligible in the nine months ended September 30, 2013.

The table below sets forth our contractual commitments associated with operating leases and the revolving credit and term loan facilities as of September 30, 2014.

	Payments due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$199,853	$40,086	$68,525	$48,998	$42,244
Term loan	119,532	5,469	114,063	—	—
Total	$319,385	$45,555	$182,588	$48,998	$42,244

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings by us under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2014, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

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

ITEM 4:       CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of September 30, 2014, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings to which we are subject or to which our property is subject.

Item 1A.     Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, and those provided below, which could materially affect our business. Those risks, except to the extent they are updated or amended below, are incorporated herein by this reference.  The risks described in our Annual Report on Form 10-K, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, and June 30, 2014, and provided below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business.

The following risk factors update and supersede the risk factors with the same captions in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

We are subject to compliance reviews, which, if they resulted in a material finding of non-compliance, could affect our ability to participate in Title IV programs.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and related lawsuits by government agencies, accrediting agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced plans to increase the number of program reviews by 50% to 300 in 2011. The Department of Education could limit, suspend, or terminate our participation in Title IV programs or we may be subject to other penalties such as the requirement to make refunds or pay liabilities or an administrative fine upon a material finding of non-compliance. The Department of Education conducted four campus-based program reviews of Strayer University’s administration of Title IV programs in three states and the District of Columbia, with one on-site review conducted August 18-20, 2014; one on-site review conducted September 8-11, 2014; and two on-site reviews conducted September 22-26, 2014. On October 21, 2014, the Department issued an Expedited Final Program Review Determination Letter for one of the program reviews conducted the week of September 22, 2014, closing the program review with no further action required on our part. While the on-site portions of the other three program reviews have concluded, Strayer University has yet to receive determination letters from these reviews. On August 21, 2014, the Department of Education notified Strayer University that its Program Participation Agreement was approved on a provisional basis because of the Department of Education’s open program review. On October 1, 2014, we received a fully executed provisional Program Participation Agreement which allows us to continue to administer Title IV aid through June 30, 2017.

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

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On October 1, 2014, Strayer University received an executed provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement was issued on a provisional basis because of the Department of Education’s open program reviews. Under the provisional agreement, the only material additional condition that the University must comply with is obtaining Department of Education approval for substantial changes, including the addition of any new location, level of academic offering, non-degree program, or degree program.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million at September 30, 2014 for use through December 31, 2015.

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
Date: November 3, 2014

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

