Form 10-K
period 2014-12-31
STRAYER EDUCATION INC
filed 2015-02-20
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐ ☑ Yes  ☐ No

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, was $551 million.

The total number of shares of common stock outstanding as of January 31, 2015 was 10,903,341.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2014 fiscal year) are incorporated by reference into Part III of this Report.

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

Overview

Our company provides post-secondary education services. Our mission is to make higher education achievable for working adults. We work to fulfill this mission by offering a variety of academic programs through our wholly-owned subsidiary, Strayer University (the “University”). Strayer University prides itself on making post-secondary education relevant, accessible, and affordable to working adults who were previously unable to take advantage of higher education opportunities.

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at approximately 80 physical campuses, predominantly located in the Mid-Atlantic and Southern regions of the United States, and online. Strayer University also offers an executive MBA online through its Jack Welch Management Institute. For the 2014 fall term, we had approximately 42,000 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education (“Department of Education”). Middle States is located at 3624 Market Street, Philadelphia, PA 19104 (267-284-5000). By offering its programs both online and in physical classrooms, the University provides its working adult students more flexibility and convenience. Strayer University, with its online offerings, attracts students from around the country and throughout the world.

We generated net revenue of $446 million in 2014. For more information regarding our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

Industry Background

The market for post-secondary education is large and highly fragmented. The U.S. Census Bureau has reported that approximately 62 million adults over the age of 25 in the United States do not have more than a high school education and approximately 35 million adults over the age of 25 have some college experience but no college degree. Although demand for post-secondary education has been reduced during the past few years, we believe that over time the demand will increase as a result of demographic, economic and social trends, including:

•	increasing demand by employers for certain types of professional and skilled workers;

•	growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.3 million in 2014-2015, according to the National Center for Education Statistics;

•	the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education; and

•	a number of initiatives underway to reduce the cost of a post-secondary education.

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

Growth in the market for post-secondary education has recently been negatively affected by weakness in the economy as well as by the uncertainty associated with legislative and regulatory proposals. Controversy about the cost of higher education and the unemployment, or under-employment, of college graduates due to the difficult economic conditions may also have caused some prospective students to question the value proposition of higher education. According to the National Student Clearinghouse Research Center, college enrollments declined 1.5% and 1.3% in fall 2013 and 2014, respectively. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”) and concerns about potential reductions in such funding also can reduce the level of growth.

Company Strengths

We have a 123-year operating history and a track record of providing practical and convenient education programs for working adults. We believe the following strengths position us to capitalize on the demand for post-secondary education among working adults:

•	Consistent operating history. We have been in continuous operation since 1892 and have demonstrated an ability to operate consistently and grow profitably.

•	Practical and diversified curricula. We offer core curricula in practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our working adult students and their employers by regularly refining and updating our existing educational programs. In December 2011, we acquired the Jack Welch Management Institute, an online leadership education program that enables us to offer a differentiated executive MBA degree and executive certificates to students and employees of leading corporations. In addition, we are able to offer programs that are successful in a given region at other locations in our campus network. Strayer University currently offers approximately 90 different degree, diploma and certificate programs, including emphases and concentrations, to its students.

•	Focus on working adults pursuing degree programs. We focus on serving working adults who are pursuing undergraduate and graduate degrees in order to advance their careers and employment opportunities. We believe this is an attractive market within the post-secondary education sector due to the number of working adults without an undergraduate degree and the highly motivated nature of adult students. We consider adult students to be our primary customers, with the various business and government organizations that provide tuition assistance to their employees as our secondary customers. In addition, we believe that the structure of our curriculum, featuring associate, bachelor’s and graduate-level degree programs, encourages students to continue their education and results in extended periods of student enrollment. Approximately 99% of our students were enrolled in degree programs for the 2014 fall term.

•	Flexible program offerings. We maintain flexible quarterly programs that allow working adult students to attend classes and complete coursework on a convenient evening and weekend schedule throughout the calendar year. Our online programs enable students to pursue a degree partially or entirely via the Internet, thereby increasing the convenience, accessibility and flexibility of our educational programs. Approximately 65% of our students enrolled for the 2014 fall term were taking all of their courses online.

•	Attractive and convenient campus locations. Our campuses are located in growing metropolitan areas, mostly in the Mid-Atlantic and Southern regions where there are large populations of working adults with demographic characteristics similar to those of our typical students. Strayer University’s campuses are attractive and modern, offering conducive learning environments in convenient locations.

•	Established brand name and alumni support. With a 123-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional referral opportunities for students.

Company Strategy

Our goal is to be a leading provider of post-secondary education programs, primarily in the areas of business, accounting and information technology, that prepare working adults for advancement in their careers and professional lives. We have identified the following strategic priorities as key to achieving our goal:

•	Improve student success — Our success as a Company depends on the success of our students. The more we focus on helping our students succeed, the more likely it is that we will succeed. In order to improve student success, we must continue to hire outstanding faculty, individuals who are experts in their fields and who are great at teaching working adults. We must also offer high quality course content that is relevant in today’s job market.

•	Enhance student experience — Our students are working adults who are pursuing degrees for advancement in their careers and professional lives. Since they are working, they must pursue their education at night and on weekends. Given the lack of free time that our students have, we must make sure every interaction with our students is a productive one. We are constantly looking for ways to serve them better. This includes providing outstanding service not only in the classroom but also in areas such as student advising, tutoring, registration, technology, and administration. We measure our performance through student surveys and focus groups.

•	Address affordability — The cost of a post-secondary degree has increased substantially over the last ten years while average earnings have failed to keep up. Recognizing that affordability is an important factor in a prospective student’s decision to pursue a college degree, we reduced our undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. Also, in mid-2013, we introduced our Graduation Fund. Under this program, qualifying students enrolled in a bachelor’s degree program are eligible to receive one free course for every three courses taken towards a bachelor’s degree. The free courses earned are redeemable in one’s final academic year. We will monitor these initiatives and look for other ways to make our offerings as affordable as possible for the working adult student.

•	Establish new platforms for growth — We are constantly exploring new avenues for growth. Our acquisition of the Jack Welch Management Institute in 2011 and its subsequent partnership with Skillsoft are good examples of the opportunities that exist. With our physical campus infrastructure and robust online platform, we have the capability to offer new programs and products that focus on areas with high potential. We recently announced that Strayer University will be offering a new program for registered nurses to earn a Bachelor of Science in Nursing degree beginning in the fall 2015 academic term.

•	Build a high performing culture — In order to be a leading university, we must have talented and motivated faculty and employees, ones who are passionate about serving the working adult student. We strive to attract the best talent and then develop and retain them. We want to be known as an employer of choice and be a place where one can build a long-term career.

Strayer University

Curriculum

Strayer University offers business, information technology and professional curricula to equip students with specialized and practical knowledge and skills for careers in business, industry and government. Our Academic College Deans and Program Curriculum Committees regularly review and revise the University’s course offerings to improve the educational programs and respond to competitive changes in job markets. We regularly evaluate new programs and degrees to ensure that we stay current with the needs of our students and their employers.

Strayer University offers programs in the following areas:

Graduate Programs	Undergraduate Programs
•  Master of Business Administration (M.B.A.)
      Degree
• Jack Welch Executive Master of Business
      Administration (M.B.A.) Degree
• Master of Education (M.Ed.) Degree
• Master of Science in Health Services Administration
      (M.S.H.S.A.) Degree
• Master of Public Administration (M.P.A.) Degree
• Master of Science (M.S.) Degree
      Information Assurance
      Information Systems
      Accounting
      Human Resource Management
      Management

•  Bachelor of Science (B.S.) Degree
      Accounting
      Information Systems
      Information Technology
      Economics
      Criminal Justice
• Bachelor of Business Administration (B.B.A.)
      Degree
• Associate in Arts (A.A.) Degree
      Accounting
      Acquisitions and Contract Management
      Business Administration
      Information Systems
      Information Technology
      Economics
      Marketing
• Diploma Program
      Acquisition and Contract Management
• Certificate in Business Administration

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

Strayer University structures its curricula to allow students to advance sequentially from one learning level to another by applying credits earned in one program toward attainment of a more advanced degree. For example, a student originally pursuing an associate’s degree in information systems can extend his or her original educational objective by taking additional courses leading to a bachelor’s degree in information systems, and ultimately a master’s degree in information systems. This curriculum design provides students a level of competency and a measure of attainment in the event they interrupt their education or choose to work in their field of concentration prior to obtaining their final degree.

Online

In August 1997, the University began offering classes online. Students may take classes online using either a synchronous (“real time”) or asynchronous (“on demand”) format. The asynchronous format was first introduced by the University in the summer 2001 academic term and has grown significantly due to increasing demand. Currently, almost all students taking classes online choose the asynchronous format. Students may take all of their courses online or may take online courses in combination with classroom-based courses. A student taking classes online has the same admission and financial aid requirements, is subject to the same policies and procedures and receives the same student services and support as campus-based Strayer University students. Tuition for online courses is the same as campus courses.

Faculty

The University appoints faculty who hold appropriate academic credentials, are dedicated, active professionals in their field and are enthusiastic and committed to teaching working adults. In accordance with our educational mission, the University faculty focuses its efforts on teaching. The normal course load for a full-time faculty member is four courses per quarter for each of three quarters, or 12 courses per academic year. In addition, the University requires full-time faculty members to provide eight hours per week of service hours which may be dedicated to developing curriculum, mentoring new faculty, and tutoring and other student support services. Further, many full-time faculty members participate actively in the University by providing leadership curriculum, setting academic policy and serving on assessment committees.

We provide financial support for faculty members seeking to enhance their skills and knowledge. The University maintains a professional development funding program that reimburses eligible faculty and deans for completing courses, continuing education, seminars and various programs that enhance their current credentials and knowledge base to improve their content expertise. Full-time faculty (and all other full time employees) receive a 90% discount for all Strayer University courses. The University also conducts annual in-house faculty workshops in each discipline. We believe that our dedicated and capable faculty is one of the keys to our success.

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

Mr. Mark C. Brown
Mr. Brown was elected to the Board of Trustees in February 2015. Mr. Brown joined Strayer Education, Inc. in 2001 and has been serving as Executive Vice President & Chief Financial Officer. He is retiring from this position effective March 1, 2015. (See Item 10 below for additional biographical information.)

Mr. Roland Carey*
Mr. Carey has served as a member of the Board of Trustees since 1990 and is Chair of its Nominating Committee. He served for 23 years as a U.S. Army Officer in the specialties of Air Defense Missile Evaluation and Military Education. He retired in 1986 as a Lieutenant Colonel. Mr. Carey served 12 years as a mathematics instructor and as an Intervention Program Coordinator with Fairfax County Public Schools. Additionally, he has served on two other organizational management and supervisory boards. Mr. Carey holds a bachelor’s degree in mathematics from Florida A&M University and a master’s degree in educational leadership from George Mason University.

Dr. Jonathan Gueverra*
Dr. Gueverra was elected to the Board of Trustees in 2012. He now serves as the President and Chief Executive Officer of Florida Keys Community College. Prior to this appointment, he was the founding Chief Executive Officer of the Community College of the District of Columbia, the first community college in Washington, D.C. With over 25 years of higher education experience, Dr. Gueverra has served in a variety of administrative and faculty positions in two-year and four-year colleges and universities along the nation’s east coast. He recently served as a member of the board of the American Association for Community Colleges and co-chaired the Commission on Workforce Development. In addition, Dr. Gueverra led a task force on distance education for the Council of Presidents for the Florida College System. Dr. Gueverra holds an associate degree from Newbury College, a bachelor’s degree from Providence College, and a master’s degree in business administration and a doctorate in education both from the University of Massachusetts.

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

Dr. William C. Reha, MD*
Dr. Reha has served as a member of the Board of Trustees since 2007 and is Chair of its Alumni and Student Affairs Committee. He is a Board Certified Urologic Surgeon in Woodbridge, Virginia. He also serves as Speaker of the House for the Medical Society of Virginia and President of the Virginia Urological Society. Dr. Reha is active in Strayer University alumni affairs and is the 2005 Outstanding Alumni Award winner. Dr. Reha has served as president of the Prince William County Medical Society and the Potomac Hospital Medical Staff, and is a Fellow of the Claude Moore Physician Leadership Institute. He holds a bachelor’s degree in biochemistry from Binghamton University, an M.D. from New York Medical College, and a master’s in business administration from Strayer University. He completed his residency in Surgery/Urology at Georgetown University.

Dr. Peter D. Salins*
Dr. Salins has served as a member of the Board of Trustees since 2002 and is Chair of its Curriculum and Assessment Committee. Having served as Provost and Vice Chancellor for Academic Affairs of the State University of New York (SUNY) system from 1997 to 2006, he is currently University Professor of Political Science at SUNY’s Stony Brook University and Director of its graduate program in public policy. Dr. Salins is a Fellow of the American Institute of Certified Planners and a Director of the Citizens Housing and Planning Council of New York. Dr. Salins holds a bachelor’s degree in architecture, a master’s degree in regional planning and a doctorate in metropolitan studies and regional planning, all from Syracuse University.

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

Within the academic, strategic and financial parameters set by the Board of Trustees, the University is managed on a daily basis by the University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers, including the College Deans, one each for the College of Business, the College of Arts & Sciences, and the Jack Welch Management Institute. The majority of the University’s operations are centralized within the President’s Office or the University’s senior administrative staff offices, such as faculty development, curriculum development, institutional research and assessment, library administration, student records, student affairs, accounting and auditing, human resources, operations, marketing, public relations, facilities, information technology, and regulatory compliance, including oversight of the University’s participation in federal student financial aid programs.

Within this centralized structure, responsibilities fit into two broad categories: academic functions and operational functions. The senior administrative officers that support the President in performing academic functions include three Senior Vice Provosts who are also Deans of the University’s three academic units (the College of Business, the College of Arts & Sciences, and the Jack Welch Management Institute) and a Senior Vice Provost of Campus Academics and Student Affairs. Together, these individuals are responsible for faculty hiring and management; curriculum development; policy oversight; and student learning outcomes. Each academic function receives further support from the University Registrar, the University Librarian and the Dean of Institutional Research, Assessment and Evaluation.

Operational functions are the primary responsibility of three Senior Vice Presidents who co-lead the three academic units with the Senior Vice Provosts/College Deans. These Senior Vice Presidents manage course offering schedules and faculty course assignments; new program feasibility assessments; and oversight of the learning management platform. Other senior administrative officers also support the President in areas such as legal compliance, accounting and auditing, computer technology, insurance and human resources. All of the senior administrative officers collaborate to ensure that University operations meet the annual budget established by the Board of Trustees and all applicable regulatory requirements.

University Senior Management

Dr. Michael A. Plater is University President. His biographical information is set forth in Item 10 below. At the regional and campus levels, the academic functions are overseen by the Associate Dean of Campus Academics and the Campus Dean. Day-to-day business operations are managed by a Campus Director. Campuses are staffed with personnel performing instructional, academic advising, financial aid, student services, admissions and career development functions. A learning resource center at each campus supports the University’s instructional programs. Each learning resource center contains a library and computer laboratories and is operated by a full-time manager and support staff who assist students in the use of research resources.

Strayer Education, Inc. Executive Officers

For a description of Strayer Education, Inc.’s senior management, see the biographical information set forth in Item 10 below.

Outreach

To identify potential students, we engage in a broad range of activities to inform working adults and their employers about the programs offered at Strayer University. These activities include direct and digital marketing, marketing to our existing students and graduates, print and broadcast advertising, student referrals, and corporate and government outreach activities. Direct response methods (direct and digital marketing) are used to generate inquiries from potential students. Strayer University maintains booths and information tables at appropriate conferences and expos, as well as at transfer days at community colleges. We also depend on the recommendation of our alumni network to maintain and enhance Strayer University’s reputation and promote its quality education. Our business-to-business outreach efforts include personal telephone calls, distribution of information through corporate intranets and human resource departments, and on-site information meetings. We record inquiries in our database and track them through to application and registration. Additionally, we provide information about new programs to students and alumni to encourage them to return for further education.

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2014 fall quarter, approximately 66% were age 31 or older and approximately 84% were engaged in part-time study (fewer than three courses each quarter for undergraduate students and fewer than two for graduate students). In the 2014 fall quarter, our undergraduate students registered for an average of approximately two courses and our graduate students for an average of approximately one course.

Strayer University has a very diverse student population. At the beginning of the 2014 fall quarter, approximately 76% of students reporting ethnicity were minorities and approximately 65% of students were women. Approximately 1% of the University’s students were international, and approximately 1% were active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of educational opportunities.

The following is a breakdown of our students by program level as of the 2014 fall term:

Program	Number of students	Percentage of total students
Bachelor’s	23,788	57%
Master’s	14,061	33%
Associate’s	3,923	9%
Total Degree	41,772	99%
Diploma	14	*
Undergraduate Certificate	33	*
Graduate Certificate	89	*
Undeclared	281	*
Total Non-Degree	417	1%
Total Students	42,189	100%

*	Represents less than 1%.

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

Tuition and Fees

Strayer University charges tuition by the course. Tuition rates may vary in states with specific regulations governing tuition costs. Each course is 4.5 credit hours. As of January 1, 2015, undergraduate students who were new to the University after January 1, 2014 are charged $1,420 per course. Undergraduate students who initially enrolled at Strayer prior to January 1, 2014 are charged $1,700 per course if the student attends on a full-time basis or $1,775 per course if the student attends on a part-time basis. Graduate students who are new to the University as of January 1, 2015 are charged at a rate of $2,450 per course while all other graduate students are charged at a rate of $2,325 per course. For the Jack Welch Management Institute, students who were new as of July 1, 2014 are charged at a rate of $3,250 per course; new as of July 1, 2013 at a rate of $3,000 per course; and new prior to July 1, 2013 at a rate of $2,580 per course. Under a variety of different programs and in connection with various corporate and government sponsorship and tuition reimbursement arrangements, Strayer University offers scholarships and tuition discounts to students. One of these programs, the Graduation Fund, offers a student in a bachelor’s program an opportunity to earn up to a 25% reduction of the tuition required for a degree. A new undergraduate student seeking to obtain a bachelor’s degree in four years and who was eligible for our Graduation Fund would currently pay on average approximately $11,000 per year in tuition.

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

Employees

As of December 31, 2014, we had a total of 1,455 full-time employees including 318 full-time faculty members and 1,137 non-faculty staff. Full-time faculty members teach on average 4-5 courses per quarter. The remainder of the classes are taught by adjunct faculty who normally teach 1-2 courses per quarter. Although we had approximately 1,700 adjunct faculty, not all of them teach every quarter. In the 2014 fall quarter, approximately 30% of our courses were taught by full-time faculty. Because we are not a research university, all faculty members are expected to spend their time teaching and advising students. In addition to our faculty, we employ 1,137 non-faculty staff plus 79 part-time employees in the areas of information systems, financial aid, recruitment and admissions, student administration, marketing and human resources, corporate accounting and other administrative functions.

Intellectual Property

In the ordinary course of business, we develop many kinds of intellectual property that are or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. Such intellectual property includes, but is not limited to, our courseware materials for classes taught online or other distance-learning means and business know-how and internal processes and procedures developed to respond to the requirements of our operations and various education regulatory agencies. We also claim rights to certain marks, and have obtained federal registration of the marks, including the mark “STRAYER” for educational services.

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

We believe the key factors affecting our competitive position include the quality of the programs offered, the quality of other services provided to students, our reputation among students and in the general marketplace, the cost and perceived value of our offerings, the employment rate and terms of employment for our graduates, the ease of access to our offerings, the quality and reputation of our faculty and other employees, the quality of our campus facilities and online platform, the time commitment required to complete our program and obtain a degree, the quality and size of our alumni, and our relationship with other learning institutions.

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

Middle States accredits degree-granting public and private colleges and universities in its region (including Delaware, Washington, D.C., Maryland, New Jersey, New York, Pennsylvania, Puerto Rico and the U.S. Virgin Islands), including distance education programs offered by those institutions. Accreditation by

Middle States is an important attribute of Strayer University. Colleges and universities depend on accreditation in evaluating transfers of credit and applications to graduate schools. Employers rely on the accreditation status of institutions when evaluating a candidate’s credentials or considering tuition reimbursement programs. Students rely on accreditation status for assurance that an institution maintains quality educational standards.

In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Department of Education. The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. In December 2012, NACIQI renewed its recognition of Middle States, and required Middle States to submit a follow-up staff report.

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

Accordingly, Strayer University endeavors proactively to keep Middle States (and all of its other regulators) fully informed and satisfied with its performance and strives to maintain good regulatory relationships as a key University priority. Beginning in 2013, Middle States undertook a review of its accreditation standards and, in June 2014, approved revised accreditation standards. Both accreditation standards remain in effect, and Middle States will begin measuring some institutions against the revised standards starting with the 2016-2017 institutional evaluations, but institutions scheduled for evaluations during that time frame were given the opportunity to proceed under either set of standards. Strayer’s next evaluation, which will commence with a self-study scheduled to begin in spring 2015, will proceed under the accreditation standards in place prior to the revision.

In 2006, Strayer University completed a comprehensive self-study report, which was submitted to Middle States in support of Strayer University’s request for early reaffirmation of accreditation prior to Middle States’ next scheduled accreditation review in 2011. Our objective is to provide a high quality post-secondary education to working adult students, and participation in academic peer review processes is an important way to help us meet that objective. Middle States reviewed Strayer University’s report and on June 28, 2007, reaffirmed Strayer University’s accreditation for 10 years through 2017. In accordance with Middle States’ accreditation standards, every accredited institution must file a periodic review report at the mid-point between its decennial evaluations. Strayer University filed its periodic review report on May 15, 2012, demonstrating that the institution continues to meet Middle States’ standards. At its regular meeting on November 15, 2012, Middle States accepted the Periodic Review Report and reaffirmed Strayer University’s accreditation. Strayer University subsequently filed a progress report in November 2013, and the next evaluation visit is scheduled for 2016-2017. All of Strayer University’s substantive changes require prior Middle States approval. In connection with our closing of approximately 20 physical locations in 2013, we received Middle States’ approval and submitted a follow-up report on the closures on April 1, 2014.

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

State Education Licensure

Licensure of Physical Campuses

Strayer University is required by the federal Higher Education Act and certain state laws to be legally authorized to provide educational programs in the states in which the University is physically located. We are authorized to offer our programs by the applicable educational regulatory agencies in all states where our physical campuses and online delivery facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees, diplomas or certificates to students in those states. We are subject to extensive regulation in each jurisdiction in which our campuses are located, including in 2014: Alabama, Arkansas, Delaware, Florida, Georgia, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin and Washington, D.C. We will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses. At the end of 2013, we implemented a restructuring intended to better align our resources with our current student enrollments, and closed approximately 20 physical locations in eight states. In addition, in 2014 we closed our Wisconsin physical location, and in March of 2015 we will close our Metairie, Louisiana location.

On October 29, 2010, the Department of Education adopted new regulations, effective July 1, 2011, that set new requirements for state authorization for purposes of Title IV eligibility. Every state above in which Strayer is authorized has processes in place that comply with these new requirements.

Licensure of Online Programs

The increasing popularity and use of the Internet and other technology for the delivery of education has led, and may continue to lead, to the adoption of new laws and regulatory practices in the United States or foreign countries or to interpretation of existing laws and regulations to apply to such services. These new laws and interpretations may relate to issues such as the requirement that online education institutions be licensed as a school in one or more jurisdictions even where they have no physical location. New laws, regulations, or interpretations related to doing business over the Internet could increase Strayer University’s cost of doing business, affect its ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.

On October 29, 2010, the Department of Education adopted new regulations, which were to be effective July 1, 2011, regarding state authorization of online programs. The revised rules specified that an institution offering distance post-secondary education must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. On May 6, 2011, the Department of Education issued a Dear Colleague Letter interpreting this new regulation, stating that it “will not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken by an institution before July 1, 2014, so long as the institution is making good faith efforts to identify and obtain necessary State authorizations before that date.” On July 12, 2011, the U.S. District Court for the District of Columbia vacated the regulation relating to state authorization for distance education, which decision was upheld by the U.S. Court of Appeals for the District of Columbia Circuit on June 5, 2012. In April 2013, the Department of Education announced that it would add state authorization of distance education to a negotiated rulemaking previously initiated in May 2012. While four negotiated rulemaking sessions were conducted from February through May 2014, no consensus was reached. The Department of Education has stated that it intends to issue a proposed rule in the spring of 2015.

Department of Education

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it is physically located and maintain institutional accreditation by a recognized accrediting agency as discussed above. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under the Title IV programs. For purposes of the Title IV programs, Strayer University and all of its campuses are considered to be a single institution of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. On October 1, 2014, Strayer University received an executed provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement is provisional because of the open program reviews described below.

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

Financing Student Education

Students finance their Strayer University education in a variety of ways, and historically about three quarters of our students participated in one or more Title IV programs. Many financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. With these programs, financial aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of federal student financial aid must maintain a satisfactory grade point average (“GPA”) and progress in a timely manner toward completion of a program of study. Undergraduate students must have a 2.0 cumulative GPA to graduate; graduate students other than JWMI students must have a 3.0 cumulative GPA to graduate; and JWMI students must have a 2.5 cumulative GPA to graduate.

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

Congress recently expanded education benefits available to veterans who have served on active duty since September 11, 2001. Under the relevant law, known as the Post-9/11 Veterans Educational Assistance Act of 2009 (as amended August 1, 2011), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of $20,235 for non-public domestic institutions for 2014-15. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend, equal to half the amount available to students attending certain classroom-based programs or programs that combine classroom learning and distance learning.

DOD promulgated regulations, published December 7, 2012 and effective January 7, 2013, requiring all institutions participating in DOD military tuition assistance programs to sign a Memorandum of Understanding, or MOU, by March 1, 2013. At that time, Strayer University executed such an MOU with DOD. In 2014, the DOD revised the MOU and required participating institutions to execute a new MOU. Strayer University participates in DOD military tuition assistance programs under a revised Memorandum of Understanding with the DOD, executed on September 5, 2014, and various branches of the armed services. Thereunder, the University agrees to comply with DOD rules and procedures regarding the receipt of tuition assistance on behalf of active duty military personnel (and qualifying family members) in attendance at the University.

Title IV Programs

Strayer University maintains eligibility for its students to participate in the following Title IV programs:

•	Federal Grants. Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors. In April 2011, year-round Pell Grant awards beginning with the 2011-2012 award year were permanently eliminated. In addition, effective July 1, 2012, eligibility for Pell Grants was reduced from 18 semesters to 12 semesters.

•	Campus-Based Programs. The campus-based Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Perkins Loan, and the Federal Work-Study Program. Strayer University does not actively participate in the Perkins Loan or the Federal Work-Study Program.

•	Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program, the Department of Education makes loans directly to students and their parents. Students who demonstrate financial need may qualify for a subsidized loan. With a subsidized loan, the federal government will pay the interest on the loan while the student is in school and during any approved periods of deferment, until the student’s obligation to repay the loan begins. Unsubsidized loans are available to students who do not qualify for a subsidized loan or, in some cases, in addition to a subsidized loan. PLUS loans, including Graduate PLUS loans, are unsubsidized. The Budget Control Act of 2011, signed into law on August 2, 2011, eliminated federal direct subsidized loans for graduate and professional students as of July 1, 2012. The terms and conditions of subsidized loans originated prior to July 1, 2012 are not affected by the change.

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

Program Participation Agreement

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. Strayer University’s provisional Program Participation Agreement with the Department of Education allows it to participate in Title IV programs until June 30, 2017.

Provisional Certification

In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for up to three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education seek to revoke eligibility during the provisional period, the institution will have an opportunity to show cause why such revocation is not warranted and the Department of Education’s decision to accept or reject such cause will constitute final agency action. Strayer University is operating under a provisional Program Participation Agreement through June 30, 2017, and the only material additional condition that the University must comply with as a result of this provisional certification is obtaining the Department of Education’s approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree and degree programs.

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

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity) and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. Strayer University has applied the financial responsibility standards to its financial statements as of and for the year ended December 31, 2014, and based on its composite score and other relevant factors, we believe that Strayer University meets the Department of Education’s financial responsibility standards.

Student Loan Defaults

Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of Direct Loan or Federal Family Education Loan (FFEL) Program loans by its students exceed certain levels. The Department of Education uses a specific methodology to determine default rates and imposes varying sanctions based upon the results of that calculation. As discussed below, the cohort default rate calculation and threshold for regulatory sanctions changed effective 2014 as a result of the reauthorization of the Higher Education Act through the Higher Education Opportunity Act (“HEOA”), which was effective August 18, 2008.

The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or FFEL Program loan during that year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2014, the Department of Education issued cohort default rates for federal fiscal year 2011.

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

An institution generally loses eligibility to participate in Title IV programs if its most recent cohort default rate is greater than 40%, and institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time borrowers. Because its cohort default rate for 2010 was 15.1%, Strayer disburses Direct Loans in this manner.

Strayer’s official three-year cohort default rates for 2009, 2010, and 2011, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

	Strayer University	National Average Proprietary Institutions
2011	14.9%	19.1%
2010	15.1%	21.8%
2009	13.8%	22.7%

As part of its compliance program related to the cohort default rate, Strayer University provides entrance and exit counseling to its students and engages the services of a third party to counsel students once they are in repayment status regarding their repayment obligations.

The 90/10 Rule

A requirement of the Higher Education Act, commonly referred to as the 90/10 Rule, applies only to proprietary institutions of higher education, which includes Strayer University. Under this rule, a proprietary institution is prohibited from deriving more than 90% of its revenues (as revenues are computed under the Department of Education’s methodology) from Title IV funds on a cash accounting basis (except for certain institutional loans) for any fiscal year.

The 90/10 Rule is a compliance obligation that is part of an institution’s program participation agreement with the Department of Education. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Proprietary institutions of higher education that violate the 90/10 Rule for two consecutive fiscal years will become ineligible to participate in Title IV programs for at least two fiscal years and will be required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation. In addition, the Department of Education discloses on its website any proprietary institution of higher education that fails to meet the 90/10 requirement, and reports annually to Congress the relevant ratios for each proprietary institution of higher education.

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

Using the HEOA formula, Strayer University derived approximately 74% of its cash-basis revenues from Title IV program funds in both 2012 and 2013. Our computation for 2014 has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.

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

Effective July 1, 2011, the Department of Education eliminated 12 “safe harbors” that had been established in 2002 to define circumstances under which an institution would not run afoul of the incentive payment prohibition. The final rules prohibit payments made “in any part,” directly or indirectly, upon the success of securing enrollments or financial aid, apply to all employees at an institution who are engaged in or responsible for any student recruitment or admission activity, limit “profit-sharing payments,” and set rules for third-party contracts. The Department of Education published Dear Colleague Letter GEN-11-05 interpreting this regulation. We believe we are in compliance with the regulation.

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Department of Education previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department of Education’s regulation (except for disclosure requirements), the Department of Education established a negotiated rulemaking committee to again consider the issue of gainful employment, and appointed Strayer University’s then-General Counsel to serve on the committee. The Committee did not achieve the required consensus, allowing the Department of Education to put forth its own proposed rules. On March 25, 2014, the Department of Education issued a Notice of Proposed Rulemaking for public comment, and on October 31, 2014, the Department of Education published the final regulation which will become effective on July 1, 2015.

The new requirements include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt in relation to earnings, and the discretionary income rate measures student debt in relation to discretionary income. Under the new gainful employment regulation, a program would pass if the program’s graduates:

•	have an annual income rate ratio that does not exceed 8%; or

•	have a discretionary income rate that does not exceed 20%.

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual income rate between 8% and 12%, or a discretionary income rate between 20% and 30%, would be considered to be in a warning zone. A program would fail if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive award years.

If an institution is notified by the Secretary that a program could become ineligible, based on its final rates, for the next award year:

•	the institution must provide a warning with respect to the program to students and prospective students indicating, among other things, that students may not be able to use Title IV funds to attend or continue in the program; and

•	the institution must not enroll, register or enter into a financial commitment with a prospective student until a specified time after providing the warning to the prospective student.

The new regulation also requires institutions to report student and program level data to the Department of Education, and comply with additional disclosure requirements beginning in January 2017.

In addition, the gainful employment regulation requires institutions to certify by December 31, 2015, among other things, that each eligible gainful employment program is programmatically accredited if required by a federal governmental entity or a state governmental entity of a state in which it is located or is otherwise required to obtain state approval, and that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter.

The Company does not have adequate guidance or data from the Department of Education to determine definitively the full financial or operational impact, if any, of the new regulations going forward. The requirements associated with the gainful employment regulations will substantially increase our administrative burdens and could affect our student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs will be affected by factors beyond management’s control, such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

In November 2014, two organizations filed separate lawsuits against the Department of Education in federal courts seeking to have the new regulation invalidated. Both suits allege that the Department of

Education exceeded its statutory authority in promulgating the regulation, that the regulation violates the institution’s constitutional rights, and that the regulation is arbitrary and capricious. We cannot predict when or how the courts may rule on these lawsuits.

Return of Federal Funds

Under the Higher Education Act’s return-of-funds provision, an institution must return Title IV funds to a Title IV program in a timely manner if a student received funds from that program but did not earn them due to the student’s withdrawal from the institution. In order to determine if funds should be returned, the institution must first determine the amount of Title IV program funds that the student earned. If the student attends the institution, but withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. Strayer University uses the student’s last day of attendance as the withdrawal date for purposes of return to Title IV. Effective July 1, 2011, institutions that use the last day of attendance are required to measure the last day of attendance based on official attendance records, and “attendance” for online classes must include participation in an academically related activity. Strayer University’s systems allow for measurement on this basis. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date that the institution determines that a student withdrew.

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

Third-Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with third-party servicers to perform activities related to Strayer University’s participation in Title IV programs. Strayer University also has a contract with Heartland Payment Systems, Inc. for processing stipends due to students and with General Revenue Corporation for loan default prevention. Prior to September 30, 2011, Strayer University utilized Global Financial Aid Services, Inc., for services including certifying Title IV loan applications, preparing reports from Strayer University to the Department of Education, and issuing federal grant program payments. The University’s agreement with Global Financial Aid Services expired on September 30, 2011, at which point Strayer University in-sourced its financial aid processing.

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

Restrictions on Adding Locations and Educational Programs

State requirements and accrediting agency standards limit the ability of Strayer University to establish additional locations and programs. Most states require approval before institutions can add new programs, campuses or teaching locations. Middle States requires institutions that it accredits to notify it in advance of implementing new programs or locations, which may require additional approval. At its discretion, Middle States may also conduct site visits to additional locations to ensure that accredited institutions that experience rapid growth in the number of additional locations, among other reasons, maintain educational quality. All new Strayer University campus locations require Middle States approval before students are enrolled, and the Higher Education Act requires Middle States to monitor institutions with significant enrollment growth. In addition, under Strayer University’s provisional certification, the Department of Education must approve any new campus location, level of academic offering and non-degree and degree programs.

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

The gainful employment regulation that becomes effective July 1, 2015 provides that an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the Department of Education, and thereby making the certification required by the regulation. However, an institution may not update its list of eligible programs to include a gainful employment program, or a gainful employment program that is substantially similar to a failing or zone program that the institution voluntarily discontinued or became ineligible, that was subject to the three-year loss of eligibility until that three-year period expires.

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

In an August 2010 letter to members of the Senate Health, Education, Labor and Pensions (HELP) Committee, the Secretary of Education announced plans to increase the number of program reviews by 50%, from 200 conducted in 2010 to 300 in 2011. In 2014, the Department of Education conducted four campus-based program reviews of Strayer University locations in three states and the District of Columbia, with one on-site review conducted August 18-20, 2014; one on-site review conducted September 8-11, 2014; and two on-site reviews conducted September 22-26, 2014. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act, and regulations related thereto. On October 21, 2014, the Department of Education issued an Expedited Final Program Review Determination Letter for one of the program reviews conducted the week of September 22, 2014, closing the program review with no further action required by us. On November 17, 2014, we received a Program Review Report for the program review conducted in August 2014, and provided a response to the Department of Education on December 15, 2014. On January 7, 2015, we received a Final Program Review Determination letter from that August 2014 review, closing the review with no further action required by us. In addition, while the on-site portions of the other two program reviews have concluded, Strayer University has yet to receive determination letters from these reviews.

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

If Strayer University lost its eligibility to participate in Title IV programs, or if Congress reduced the amount of available federal student financial aid, the University would seek to arrange or provide alternative sources of revenue or financial aid for students. Although the University believes that one or more private organizations would be willing to provide financial assistance to students attending Strayer University, there is no assurance that this would be the case, and the interest rate and other terms of such student financial aid are unlikely to be as favorable as those for Title IV program funds. Strayer University might be required to guarantee all or part of such alternative assistance in a manner that complies with rules governing schools’ relationships with lenders or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of eligibility of Strayer University to participate in Title IV programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on Strayer University, even if it could arrange or provide alternative sources of revenue or student financial aid.

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

The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in the Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period prior to recertification. The Higher Education Act provides that the Department of Education may temporarily, provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within 10 business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education determines to approve the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The Higher Education Act defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly traded corporation, the securities of which are required to be registered under the Exchange Act, such as Strayer, the Department of Education regulations implementing the Higher Education Act define a change in ownership resulting in a change of control as occurring when a person acquires ownership and control of a corporation such that the corporation is required to file a Form 8-K with the Securities and Exchange Commission (SEC) publicly disclosing the change of control. The regulations also provide that a change in ownership and control of a publicly traded corporation occurs if a person who is a controlling stockholder of the corporation ceases to be a controlling stockholder. A controlling stockholder is a stockholder who holds or controls through agreement both 25% or more of the total outstanding voting stock of the corporation and more shares of voting stock than any other stockholder.

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

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University are approved for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits by the state approving agencies. In 2014, we had such approval in Alabama, Arkansas, Delaware, Florida, Georgia, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin, and Washington, D.C. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

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

Recent or Pending Legislative and Regulatory Activity

Congress has been considering legislation that would make further changes in the Higher Education Act and other education-related federal laws. Congressional activity may adversely affect enrollment in for-profit educational institutions. We cannot predict the impact, if any, of these recent or pending legislative changes on our long-term business model, or whether the newly constituted 114th Congress will consider similar legislation, although uncertainty associated with Congressional activity has had a negative impact on the industry as a whole.

As discussed more fully above, the Department of Education recently issued a final regulation on gainful employment, which becomes effective on July 1, 2015. This regulation establishes debt-to-earnings metrics that a Title IV eligible program must pass in order to maintain eligibility. A program failing both debt-to-earnings metrics in two out of three consecutive years, or failing or in a warning zone for four consecutive years, would be deemed ineligible to receive Title IV funds for a period of three years.

Congress

Congress historically has reauthorized the Higher Education Act (“HEA”), which is the law governing Title IV programs, approximately every five to six years. On July 31, 2008, Congress reauthorized the HEA through the end of 2013, by passing the HEOA, which President Bush signed into law on August 14, 2008. The HEOA provisions became effective upon enactment, unless otherwise specified in the law. HEOA includes numerous new and revised requirements for higher education institutions. In October 2009, the Department of Education published final regulations to implement HEOA changes to Title IV of the Higher Education Act. Those regulations were effective July 1, 2010. Congress extended funding for Title IV through September 30, 2016, through the Consolidated and Further Continuing Appropriations Act, 2015. On November 20, 2014, Senator Harkin, the former Chairman of the Senate HELP Committee who has since retired, introduced S. 2954, the Higher Education Affordability Act, which would reauthorize the HEA through the next reauthorization. Concurrently, the House has continued to hold hearings regarding the reauthorization of the HEA. We cannot predict what the final reauthorization will, or will not do, or when or how it will be enacted, or its effects on Strayer University.

In addition to HEOA, three other laws to amend and reauthorize aspects of the Higher Education Act have been enacted over the last few years. In February 2006, President Bush signed the Deficit Reduction Act of 2005, which included the Higher Education Reconciliation Act of 2005, or HERA. Among other measures, HERA reauthorized the Higher Education Act with respect to the federal guaranteed student loan programs. In September 2007, President Bush signed the College Cost Reduction and Access Act, which increased benefits to students under the Title IV programs and reduced payments to and raised costs for lenders that participate in the federal student loan programs. In May 2008, President Bush signed the Ensuring Continued Access to Student Loans Act of 2008, or ECASLA, which was designed to facilitate student loan availability and to increase student access to federal financial aid in light of then-current market conditions. Congress extended ECASLA for an additional year, to June 30, 2010. In March 2010, Congress passed the Student Aid and Fiscal Responsibility Act of 2009, which eliminated the FFEL Program and required all institutions participating in Title IV programs to convert exclusively to the Direct Loan Program by July 1, 2010.

The Consumer Financial Protection Bureau, or CFPB, submitted two reports to Congress in 2012 with specific recommendations for restructuring the student borrowing experience, including requiring institutions to certify that a student is not eligible for any further federal funds before a private loan may be issued to such student. On October 16, 2014, the CFPB Student Loan Ombudsman released its third annual report analyzing more than 5,300 complaints the CFPB received from private student loan borrowers between October 1, 2013 and September 30, 2014. The report stated that, as Congress considers HEA reauthorization, it may be useful to assess whether certain reforms related to the servicing of credit cards and mortgages might also strengthen loan servicing. We do not know what steps the CFPB or Congress may take in response to these actions and whether such actions (if any) will have an adverse effect on our business or results of operations.

On August 9, 2013, the Bipartisan Student Loan Certainty Act became law. Under the Act, interest rates on all Direct loans to undergraduates are pegged to the 10-year T-bill rate plus 2.05%, with a cap at 8.25%. Interest rates on direct loans to post-graduate students will be at the T-bill rate plus 3.6%, with a cap at 9.5%. Interest rates on direct PLUS loans are set at the T-bill rate plus 4.6%, with a cap at 10.5%. Direct consolidation loan rates will be a weighted average of the interest rates of the consolidated loans rounded to the nearest 1/8th of 1%. Interest rates would be reset every July 1st and effective for loans taken out from July 1st to June 30th of the next year. Those interest rates would be effective for the life of the loan.

On December 19, 2013, Senator Jack Reed (D-RI) introduced legislation in the Senate that would create a risk sharing program for those institutions with more than 25% of its students participating in a student loan program. Institutions in the program would be assessed between 5 and 20 percent of the amount students owe on their loans, depending on the degree to which the institution’s cohort default rate exceeded 15%. Similar legislation was introduced in the House on September 18, 2014. The POST Act of 2013, introduced in the House by Representative Steve Cohen (D-TN), would require proprietary institutions to derive at least 15% of their revenue from non-federal funding sources, including funds from the Department of Defense and Department of Veterans Affairs. We cannot predict whether these or similar bills, and others affecting our business, will be reintroduced in the 114th Congress and will pass or what, if any, impact they would have on our business.

Appropriations

Congress reviews and determines appropriations for Title IV programs on an annual basis. An elimination of certain Title IV programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education. This, in turn, could lead to lower enrollments at Strayer University or require us to increase our reliance upon alternative sources of student financial aid. Given the significant percentage of our revenues that are derived indirectly from the Title IV programs, the loss of or a significant reduction in Title IV program funds available to our students could have a material adverse effect on Strayer University.

Senate Health, Education, Labor and Pensions (HELP) Committee

In 2010, the U.S. Congress increased its focus on proprietary education institutions, including regarding participation in Title IV programs and DOD oversight of tuition assistance for military service members. Since June 2010, the Senate HELP Committee, formerly led by Senator Harkin, has held hearings to examine the proprietary education sector. Other committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veterans and military education benefits by students enrolled at proprietary institutions. Strayer University has cooperated with these inquiries. A number of legislators have variously requested the Government Accountability Office (GAO) to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. The GAO released four reports on for-profit post-secondary education: first, a report in August 2010 (subsequently revised in November 2010) that concluded, based on a three-month undercover investigation, that employees at a non-random sample of 15 proprietary institutions (not including Strayer University) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, and financial aid; second, a report in October 2010 critical of the Department of Education’s efforts to enforce the ban on incentive payments; third, a report in October 2011 critical of the student experience and instructor performance at some for-profit online institutions; and fourth, a report in December 2011 comparing various student outcomes across proprietary, non-profit, and public institutions.

On July 30, 2012, the then-majority of the Senate HELP Committee, led by Democrats, released its final report on the for-profit sector of higher education entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” While acknowledging that for-profit institutions have a role to play in higher education, the report criticized the proprietary institution industry on many fronts. However, the report also concluded that Strayer University’s “performance, measured by student withdrawal and default rates, is one of the best of any company examined, and it appears that students are faring well at this degree based for-profit college.” S. Rept. 112-37. The report ultimately recommended several measures for reform which could change the participation of proprietary institutions in Title IV funding, including the following:

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

The report was not adopted by the full Committee, and the Republican minority released their own report criticizing the majority’s investigation in many aspects, including that it did not include a review of all institutions of higher education. In addition, on July 30, 2014, the then-majority of the Committee released a report entitled “Is the New G.I. Bill Working?: For-Profit Colleges Increasing Veteran Enrollment and Federal Funds,” detailing the amount of Post-9/11 GI Bill Benefits paid to for-profit colleges, including Strayer, and recommending that the 90/10 rule be “strengthened.” The report states that at least four companies, including Strayer, “appear to be receiving close to or more than half of their reported non-federal financial aid revenue on the 10 side of the equation from Post-9/11 GI Bill benefit funds.” Of the top ten proprietary institutions mentioned receiving such funds, Strayer University was noted as receiving one of the lowest amounts of Post 9/11 GI Bill funds.

On September 21, 2012, a group of Democratic senators wrote a letter to the Federal Trade Commission urging it to evaluate the marketing practices utilized by many proprietary institutions through the use of third-party lead generators. In addition, legislation was introduced in the Senate by then Senator Harkin in April 2012, which would prevent institutions from using Title IV funds for marketing activities. Similar legislation may be introduced in the 114th Congress.

This increased congressional activity is expected to continue and may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions.

U.S. Department of Education

Title IV regulations applicable to Strayer University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards. In October 2009, the Department of Education published final regulations to implement the HEOA’s numerous new and revised requirements for higher education institutions. These regulations were effective July 1, 2010. On October 29, 2010, the Department of Education published final regulations regarding program integrity at higher education institutions (Program Integrity Regulations), most of which became effective July 1, 2011. On May 5, 2011, the Department of Education initiated a new negotiated rulemaking process on teacher preparation programs and federal student loans. The negotiations ended in April 2012. On November 25, 2014, the Department of Education issued a Notice of Proposed Rulemaking related to teacher preparation programs which would, among other things, encourage states to develop systems to identify high- and low-performing teacher preparation programs and report annually on the performance of such programs.

In May 2012, the Department of Education announced its intent to establish a negotiated rulemaking committee to prepare proposed regulations designed to prevent fraud and otherwise ensure proper use of Title IV, HEA program funds, especially in the context of current technologies. In particular, the Department of Education intends to propose regulations to address the use of debit cards and other banking mechanisms for disbursing Federal Student Aid funds, and to improve and streamline the campus-based Federal Student Aid programs. Public hearings were held in May 2012. On April 16, 2013, the Department of Education announced that it would add gainful employment, program integrity, Title IV cash management, and state authorization of distance education among others to this previously initiated negotiated rulemaking. In June 2013, the Department of Education announced that it would break out gainful employment, and establish a separate negotiated rulemaking committee for this purpose. The negotiated rulemaking committee dealing with gainful employment held several meetings in the third and fourth quarters of 2013, and as discussed in further detail above, the Department of Education issued a final regulation in October 2014 related to gainful employment.

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or Clery Act, including recent changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013, which was signed into law on March 7, 2013. On April 1, 2014, a negotiated rulemaking committee reached consensus on proposed regulations, and on October 20, 2014, the Department of Education promulgated final regulations implementing the recent amendments to the Clery Act. In addition, the Department of Education has interpreted Title IX of the Education Amendments of 1972, or Title IV, to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with Clery Act or Title IX requirements or regulations thereunder could result in action by the Department of Education to require corrective action, fine the University or limit or suspend its participation in Title IV programs, could lead to litigation, and could harm the University’s reputation.

State Licensure

Under the Program Integrity Regulations regarding state licensure, a proprietary institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the Program Integrity Regulations. These requirements became effective July 1, 2011, but the Department of Education has delayed the implementation date twice provided certain conditions are met, such as the state is establishing an acceptable authorization process and the institution obtains an explanation from the state that supports application of the extension. The most recent such extension was announced in June 2014, and the delayed implementation date is July 1, 2015.

If an institution offers post-secondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. On June 5, 2012, the Court of Appeals upheld a lower court’s ruling vacating the state authorization of online programs requirement. On July 27, 2012, the Department of Education issued a Dear Colleague Letter cautioning education institutions to remain in compliance with all applicable state laws and regulations related to distance education. In April 2013, the Department of Education announced that it would add state authorization of distance education to a negotiated rulemaking previously initiated in May 2012. While four negotiated rulemaking sessions were conducted from February through May 2014, no consensus was reached. The Department of Education has stated publicly that it intends to issue a proposed rule in the spring of 2015.

The Program Integrity Regulations also amended the general provisions regarding student consumer information. Under this revision, the institution must make available for review to any enrolled or prospective student upon request, a copy of the documents describing the institution’s accreditation and its state, federal, or tribal approval or licensing. The institution must also provide its students or prospective students with contact information for filing complaints with its accreditor and with its state approval or licensing entity and any other relevant state official or agency that would appropriately handle a student’s complaint.

We are authorized to offer our programs by the applicable educational regulatory agencies in all states where our physical campuses and online delivery facilities are located, and these states have the applicable complaint processes in place as required by the regulations.

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

The regulations prohibit incentive compensation to employees engaged in any student recruitment or admission activity or in making decisions regarding the award of Title IV funds that is based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Merit-based adjustments to employee compensation may be made if they are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid. Profit-sharing payments may be made as long as they are not provided to any person who is engaged in student recruitment or admission activity or in making decisions regarding the award of Title IV funds. The regulations also obligate a third-party servicer to refer to the Office of Inspector General of the Department of Education any information indicating payment of any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the award of Title IV funds.

Misrepresentation

Under the Higher Education Act, the Department of Education may fine, suspend or terminate the participation in Title IV programs by an institution that engages in substantial misrepresentation of the nature of its educational program, its financial charges, or the employability of its graduates. The Program Integrity Regulations set forth the types of activities that constitute misrepresentation and describe the adverse actions that the Department of Education may take if it finds that an institution or a third party that provides educational programs, marketing, advertising, recruiting or admissions services to the institution engaged in substantial misrepresentation. The new rule specifies the types of statements that can subject the institution to liability for misrepresentation, the nature and form of misleading statements, and provides that an institution may not describe the eligible institution’s participation in Title IV programs in a manner that suggests approval or endorsement by the U.S. Department of Education of the quality of its educational programs. On June 5, 2012, the U.S. Court of Appeals for the District of Columbia Circuit held that the Department of Education’s expansion of the definition of misrepresentation to include “any statement that has the likelihood or tendency to deceive or confuse” was unsupported by law, and thus vacated that portion of the regulation. In response to the court’s ruling, on September 20, 2013, the Department of Education published technical amendments to the regulation.

Gainful Employment Reporting and Disclosure

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Program Integrity Regulations established new annual reporting requirements that are applicable to these programs. For each such program, Strayer University reported specific information regarding the program, the students enrolled in the program, and students who completed the program, including the amount the student received from private educational loans and institutional financing plans. In addition, the Program Integrity Regulations require institutions with gainful employment programs to disclose to prospective students certain information relating to those programs, including the occupations that the program prepares students to enter; the on-time graduation rate; tuition, fees, and costs; job placement rates, if applicable; and median loan debt of students who completed the program. Strayer University makes such disclosures on its website and in promotional materials. The June 30, 2012 U.S. District Court for the District of Columbia decision related to Gainful Employment vacated the reporting requirements, but the disclosure requirements remain in effect. The Department of Education required institutions to make the first disclosures by July 1, 2011 to update the disclosures for the 2011-2012 award year by January 31, 2013, and to update the disclosures for the 2012-2013 award year, using a newly developed template released by the Department of Education in November 2013 by January 31, 2014, which was subsequently updated in September 2014. We made our first disclosures in 2011, and completed timely updates of the disclosures for the 2011-2012, 2012-2013, and 2013-2014 years.

The new gainful employment regulations, which become effective on July 1, 2015, re-establish reporting requirements previously invalidated by the U.S. District Court, with the first reporting required by July 31, 2015 of information related to the previous second through seventh award years. In addition, institutions will be required every year thereafter to report certain student and program level information to the Department of Education every subsequent year for the most recently concluded award year. In addition, the new regulation will sunset the current program disclosures on December 31, 2016, with new disclosures required, as determined by subsequent releases to be published by the Department of Education in the Federal Register, starting in January 2017.

New Programs

The Program Integrity Regulations established requirements intended to remain in place until the Department of Education implements performance-based standards for approving additional programs using gainful employment measures. These regulations required an institution to notify the Department of Education of new programs (defined in the regulations) that are subject to gainful employment requirements. Notification was to be made at least 90 days before the first day of class. The institution could proceed to offer the program, unless the Department of Education advised the institution that the additional educational program must be approved. This program approval process was vacated by the U.S. District Court for the District of Columbia in its June 30, 2012 decision invalidating the gainful employment regulation.

The new gainful employment regulation that becomes effective July 1, 2015 provides that an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the Department of Education. However, an institution may not update its list of eligible programs to include a gainful employment program, or a gainful employment program that is substantially similar to a failing or zone program that the institution voluntarily discontinued or became ineligible, that was subject to the three-year loss of eligibility until that three-year period expires.

Administration of Financial Aid

Several of the Program Integrity Regulations relate to the administration of financial aid, including the areas of the definition of online attendance, definition of credit hours, measuring satisfactory academic progress, return of federal funds when a student withdraws, verification and disbursement.

College Affordability and Transparency Lists

The Department of Education publishes on its website lists of the top 5% of institutions, in each of nine categories, with (1) the highest tuition and fees for the most recent academic year, (2) the highest “net price” for the most recent academic year, (3) the largest percentage increase in tuition and fees for the most recent three academic years, and (4) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to the Department of Education explaining the increases and the steps that it intends to take to reduce costs. The Department of Education will report annually to Congress on these institutions and will publish their reports on its website. The Department of Education also posts lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under HEOA, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted.

College Ratings

On December 19, 2014, the Department of Education issued a framework for a college ratings system, which will include predominantly four-year and two-year institutions. Although the Department of Education has not chosen the metrics that will be used in the ratings system, it is considering using metrics such as completion rates, transfer rates, and labor market success. The Department of Education requested that the public submit comments on its proposed framework by February 17, 2015.

Executive Order on Military and Veterans Benefits Programs

In April 2012, President Obama issued an Executive Order directing the Departments of Defense and Veterans Affairs, along with other Executive Branch agencies, to implement actions to establish “Principles of Excellence” to apply to educational institutions receiving funding from Federal military and veterans educational benefits programs, including benefits programs provided by the Post-9/11 GI Bill and the tuition assistance program. The Principles of Excellence relate broadly to information regarding tuition and fees, academic quality, marketing, and state authorization requirements. The Principles of Excellence require federal agencies to create a centralized complaint system for students receiving federal military and veterans educational benefits to register complaints that relevant agencies can track and address. On January 30, 2014, the Department of Defense, Department of Veterans Affairs, Department of Education, and Federal Trade Commission, in collaboration with the CFPB and the U.S. Department of Justice, announced a new online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 GI Bill, Department of Defense tuition assistance programs, and other military-related education benefit programs.

Credit Hours

In 2009, the Department of Education’s Office of Inspector General criticized three accreditors, including Middle States, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010, the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The Program Integrity Regulations define the term “credit hour” for the first time and require accrediting agencies and/or state authorization agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department of Education could impose liabilities or other sanctions.

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

The Form 10-K and other reports filed with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the website address is www.sec.gov.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K or in the documents incorporated by reference herein before making an investment decision. The occurrence of any of the following risks could materially harm our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. Additional risks not presently known to us or that we currently deem immaterial may also materially harm our business and operations. See “Cautionary Notice Regarding Forward-Looking Statements.”

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

To be eligible for Title IV funding, academic programs offered by proprietary institutions of higher education must prepare students for gainful employment in a recognized occupation. After a federal court invalidated the previously adopted gainful employment regulations, the Department of Education convened a negotiated rulemaking to propose new regulations related to gainful employment — which negotiations did not yield the required consensus. On March 25, 2014, the Department of Education published a Notice of Proposed Rulemaking for public comment, and on October 31, 2014, the Department of Education published the final regulation, effective July 1, 2015. The new requirements include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt in relation to earnings, and the discretionary income rate measures student debt in relation to discretionary income. Under the new regulation, a program would pass if the program’s graduates:

•	have an annual income rate that does not exceed 8%; or

•	have a discretionary income rate that does not exceed 20%.

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual income rate between 8% and 12%, or a discretionary income rate between 20% and 30%, would be considered to be in a warning zone. A program would fail if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive award years. The regulations provide a means by which an institution may challenge the Department of Education’s calculation of any of the debt metrics prior to loss of Title IV eligibility.

At this point, we do not have adequate guidance or data from the Department of Education to determine definitively the full financial or operational impact, if any, of the new regulations going forward. The requirements associated with the gainful employment regulations will substantially increase our administrative burdens and could affect our student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs will be affected by factors beyond management’s control such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

Congressional examination of for-profit post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.

In 2010, the U.S. Congress increased its focus on for-profit higher education institutions, including regarding participation in Title IV programs and oversight by the Department of Defense of tuition assistance for military service members attending for-profit colleges. Since June 2010, the Senate HELP Committee, formerly led by Senator Harkin, has held hearings to examine the proprietary education sector, and the final report of the majority Members of the Committee was critical of the industry as a whole. Further, the report recommended various reforms which would affect proprietary institutions’ participation in Title IV programs. Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veterans and military education benefits by students enrolled at proprietary institutions. Strayer University has cooperated with these inquiries. A number of legislators have variously requested the GAO to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. GAO released four reports on for-profit post-secondary education: first, a report in August 2010 (subsequently revised in November 2010) that concluded, based on a three-month undercover investigation, that employees at a non-random sample of 15 proprietary institutions (not including Strayer University) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, and financial aid; second, a report in October 2010 critical of the Department of Education’s efforts to enforce the ban on incentive payments; third, a report in October 2011 critical of the student experience and instructor performance at some for-profit online institutions; and fourth, a report in December 2011 comparing various student outcomes across proprietary, non-profit, and public institutions.

On July 30, 2012, the then-majority of the Senate HELP Committee, led by Democrats, released a report entitled “For Profit Higher Education: The Failure to Safeguard the Federal Investment and Ensure Student Success.” The report concluded that Strayer University’s “performance, measured by student withdrawal rates, is one of the best of any company examined, and it appears that students are faring well at this degree based for-profit college.” S. Rept. 112-37. While acknowledging that for-profit institutions have a role to play in higher education, the report criticized the proprietary institution industry on many fronts. The report ultimately recommended several measures for reform which could change the participation of proprietary institutions in Title IV funding, including the following:

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

The report was not adopted by the full Committee, and the Republican minority released their own report criticizing the majority’s investigation in many aspects, including that it did not include a review of all institutions of higher education. In addition, on July 30, 2014, the then-majority of the Committee released a report entitled “Is the New G.I. Bill Working?: For-Profit Colleges Increasing Veteran Enrollment and Federal Funds,” detailing the amount of Post-9/11 GI Bill Benefits paid to for-profit colleges, including Strayer, and recommending that the 90/10 rule be “strengthened.” The report states that at least four companies, including Strayer, “appear to be receiving close to or more than half of their reported non-federal financial aid revenue on the 10 side of the equation from Post-9/11 GI Bill benefit funds.” Of the top ten proprietary institutions mentioned receiving such funds, Strayer University was noted as receiving one of the lowest amounts of Post 9/11 GI Bill funds.

On September 21, 2012, a group of Democratic senators wrote a letter to the Federal Trade Commission urging it to evaluate the marketing practices utilized by many proprietary institutions through the use of third-party lead generators. In addition, legislation was introduced in the Senate by then Senator Harkin in April 2012 that would prevent institutions from using Title IV funds for marketing activities. Similar legislation may be introduced in the 114th Congress.

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

The Higher Education Act (“HEA”), which is the law authorizing Title IV programs, is subject to periodic reauthorization. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our school and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business. The automatic extension of the HEA expired at the end of 2014, but Congress extended funding for Title IV programs through September 30, 2016, through the Consolidated and Further Continuing Appropriations Act, 2015.

We are subject to compliance reviews, which, if they resulted in a material finding of non-compliance, could affect our ability to participate in Title IV programs.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and related lawsuits by government agencies, accrediting agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs, and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced plans to increase the number of program reviews by 50% to 300 in 2011. The Department of Education could limit, suspend, or terminate our participation in Title IV programs or impose other penalties such as requiring us to make refunds, pay liabilities, or pay an administrative fine upon a material finding of non-compliance. The Department of Education conducted four campus-based program reviews of Strayer University’s administration of Title IV programs in three states and the District of Columbia, with one on-site review conducted August 18-20, 2014; one on-site review conducted September 8-11, 2014; and two on-site reviews conducted September 22-26, 2014. On October 21, 2014, the Department of Education issued an Expedited Final Program Review Determination Letter for one of the program reviews conducted the week of September 22, 2014, closing the program review with no further action required by us. On November 17, 2014, we received a Program Review Report for the program review conducted in August 2014, and provided a response to the Department of Education on December 15, 2014. On January 7, 2015, we received a Final Program Review Determination letter from that August 2014 review, closing the program review with no further action required by us. In addition, while the on-site portions of the other two program reviews have concluded, Strayer University has yet to receive determination letters from these reviews.

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

The loss of Strayer University’s accreditation by Middle States or Middle States’ loss of recognition by the Department of Education would render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other adverse consequences.

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

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On October 1, 2014, Strayer University received an executed provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement was issued on a provisional basis because of the Department of Education’s open program reviews. Under the provisional agreement, the only material additional condition that the University must comply with is obtaining Department of Education approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree and degree programs.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education, including, among other things, certain standards of financial responsibility and administrative capability. If we fail to demonstrate financial responsibility or maintain administrative capability under the Department of Education’s regulations, we could lose our eligibility to participate in Title IV programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business.

Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the second federal fiscal year following that fiscal year. Institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years which data are available are subject to a 30-day delayed disbursement period for first-year, first-time borrowers. Because its cohort default rate for 2010 was 15.1%, Strayer disburses Direct Loans in this manner. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%.

If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s three-year cohort default rates for federal fiscal years 2009, 2010, and 2011, were 13.8%, 15.1%, and 14.9%, respectively. The average official cohort default rates for proprietary institutions nationally were 22.7%, 21.8%, and 19.1% for federal fiscal years 2009, 2010, and 2011, respectively.

Our school could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of our revenues derived from those programs were too high.

A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Opportunity Act, we derived approximately 74% of our cash-basis revenues from these programs in 2013. Certain members of Congress have proposed to revise the 90/10 Rule to count tuition assistance provided by the Department of Defense and veterans education benefits, along with Title IV revenue, toward the 90% limit and to reduce the limit to 85% of total revenue, which proposals could make it difficult for us to comply with the 90/10 rule. If we were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business.

Our failure to comply with the Department of Education’s incentive compensation rules could result in sanctions and other liability.

If we pay a bonus, commission or other incentive payment in violation of applicable Department of Education rules or if the Department of Education or other third parties interpret our compensation practices as such, we could be subject to sanctions or other liability, which could have a material adverse effect on our business.

Our failure to comply with the Department of Education’s misrepresentation rules could result in sanctions and other liability.

The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s Program Integrity Regulations, which took effect July 1, 2011, interpret this provision to prohibit any statement on those topics, made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that has the likelihood or tendency to confuse. Although the U.S. Court of Appeals for the District of Columbia held on June 5, 2012, that the term “substantial misrepresentation” could not include true, nondeceitful statements that are merely confusing, the misrepresentation rules are expansive. In the event of substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education or other third parties interpret statements made by us or on our behalf to be in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

Our failure to comply with the Department of Education’s credit hour rule could result in sanctions and other liability.

In 2009, the Department of Education’s Office of Inspector General criticized three accreditors, including Middle States, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010, the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The Program Integrity Regulations define the term “credit hour” for the first time and require accrediting agencies and state authorization agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department of Education could impose liabilities or other sanctions, which could have a material adverse effect on our business.

Our failure to comply with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act or Title IX of the Education Amendments of 1972 could result in sanctions and other liability.

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or Clery Act, including recent changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013, which was signed into law on March 7, 2013. On April 1, 2014, a negotiated rulemaking committee reached consensus on proposed regulations, and on October 20, 2014, the Department of Education promulgated final regulations implementing the recent amendments to the Clery Act. In addition, the Department of Education has interpreted Title IX of the Education Amendments of 1972, or Title IX, to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with Clery Act or Title IX requirements or regulations thereunder could result in action by the Department of Education to require corrective action, fine the University or limit or suspend its participation in Title IV programs, could lead to litigation, and could harm the University’s reputation.

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

We collected the majority of our fiscal year 2014 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on our part or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations and cash flows could be adversely and materially affected.

Our business could be harmed if Congress makes changes to the availability of Title IV funds.

We collected the majority of our fiscal year 2014 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year. In April 2011, Congress eliminated year-round Pell Grant awards beginning with the 2011-2012 award year and in July 2012, Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date these changes have not had a material impact on our business, but future changes in the availability of Title IV funds could impact students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations and cash flows.

Risks Related to Our Business

Our enrollment rate is uncertain, and we may not be able to assess our future enrollments effectively.

Our growth depends on a number of factors, including increased unemployment and the resulting lower confidence in job prospects, and many of the regulatory risks discussed above. In 2011, we revised our business model to acknowledge lower growth or reductions in enrollments. Our enrollment in 2015 will be affected by legislative uncertainty, regulatory activity, and market conditions. Until legislative, regulatory, and market uncertainty are resolved, it may be difficult to assess whether and to what extent there is an impact on our long-term growth prospects. In 2013, we closed physical locations to better align our resources with our current student enrollments. Although we may continue to invest in new campuses and to pursue our strategic goals in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take if regulatory and legislative matters are not clarified or if market conditions do not stabilize.

Opening new campuses and adding new services are dependent on our forecast of the demand for adult-focused post-secondary education and on regulatory approvals.

Establishing new locations and adding new services require us to expend significant resources, including making human capital and financial capital investments, incurring marketing expenses and reallocating other resources. Since significant growth in enrollment in new campuses is required for them to become profitable, our willingness to add new campuses depends on our ability to predict growth in enrollment. The recent activity by the Department of Education and the U.S. Congress has introduced uncertainties into our business model and has slowed our pace of opening of new campuses, and we do not currently have plans to open new campuses in 2015. To open a new location, we are required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. We cannot assure investors that we will continue to open new campus locations or add new services in the future.

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

Since 2010, the U.S. Congress has increased its focus on proprietary educational institutions, including administration of Title IV programs, military assistance programs, and other federal programs. The Department of Education has indicated to Congress that it intends to increase its regulation of and attention to proprietary educational institutions, and the Government Accountability Office has released several reports of investigations into proprietary educational institutions. These and other governmental activities, including new regulations on program integrity and gainful employment, even if resulting in no adverse findings or actions against Strayer, singly or cumulatively could affect public perception of investor-funded higher education, damage the reputation of Strayer University, and limit our ability to attract and retain students.

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

Possession and use of personal information in our operations subject us to risks and costs that could harm our business. We collect, use, and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain vendors. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state authorities and private litigants, any of which could have a material adverse effect on our business.

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

Except for five campus facilities which we own, our campus and administrative facilities are leased. Our facilities are located predominantly in the Eastern United States, and our corporate headquarters is located at 2303 Dulles Station Blvd., Herndon, VA 20171. Our leases generally range from five to 10 years with one to two renewal options for extended terms. As of December 31, 2014, we leased 93 campus and administrative facilities consisting of approximately 1.7 million square feet. The facilities that we own consist of approximately 110,000 square feet.

As announced in October 2013, we closed approximately 20 physical locations predominantly in the Midwest. Most of these locations, currently representing approximately 265,000 square feet of our 1.7 million square feet under lease, have remaining lease obligations ranging from two to eight years. We are evaluating various options to address unused facility space including sublets, both short-term and long-term, and lease buyouts.

We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. We do not anticipate any significant addition of campus or administrative space in 2015.

For more information regarding our ongoing lease commitments, see Notes to Consolidated Financial Statements below.

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

	High	Low	Close
2013
First Quarter	$64.70	$46.31	$48.38
Second Quarter	$58.55	$44.50	$48.83
Third Quarter	$52.85	$39.27	$41.52
Fourth Quarter	$49.99	$33.64	$34.47

2014
First Quarter	$51.12	$33.51	$46.43
Second Quarter	$59.99	$41.52	$52.51
Third Quarter	$61.58	$47.47	$59.88
Fourth Quarter	$79.77	$57.27	$74.28

As of January 31, 2015, there were 10,903,341 shares of common stock outstanding, and approximately 104 holders of record.

We did not pay a regular quarterly dividend in 2013 or 2014. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.

Peer Group Performance Graph

The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2009 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Apollo Group, Inc. (APOL), Career Education Corporation (CECO), Corinthian Colleges, Inc. (COCO), DeVry, Inc. (DV), and ITT Educational Services, Inc. (ESI). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*
Among Strayer Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Strayer Education, Inc.	100	72	46	26	16	35
NASDAQ Stock Market (U.S.)	100	117	115	133	184	209
Peer Group	100	69	53	25	36	36

*	The comparison assumes $100 was invested on December 31, 2009 in our common stock, the NASDAQ Stock Market (U.S.) Index and the peer companies selected by us.

There were no sales by us of unregistered securities during the year ended December 31, 2014.

In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2014, approximately $70.0 million of our share repurchase authorization was remaining for repurchases through the end of 2015. All of our share repurchases were effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended or terminated at any time by us without notice.

A summary of our share repurchases since the inception of the plan is as follows:

	Total number of shares repurchased	Average dollar price paid per share	Cost of share repurchases (millions)
2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1
2010	687,340	168.06	115.5
2011	1,581,444	128.15	202.7
2012	484,841	51.56	25.0
2013	495,085	50.49	25.0
2014	—	—	—
Total	5,702,454	$124.24	$708.5

We did not make any share repurchases in 2014.

Item 6.	Selected Financial Data

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

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(Dollar and share amounts in thousands, except per share data)
Income Statement Data:
Revenues	$636,732	$627,434	$561,979	$503,600	$446,041
Costs and expenses:
Instruction and educational support	269,557	292,003	300,098	310,446	236,303
Marketing	70,270	74,293	71,864	75,426	66,495
Admissions advisory	25,277	26,531	26,374	20,390	16,661
General and administration	55,857	55,464	50,056	64,637	44,835
Total costs and expenses	420,961	448,291	448,392	470,899	364,294
Income from operations	215,771	179,143	113,587	32,701	81,747
Investment and other income	1,228	152	4	2	117
Interest expense	—	3,773	4,616	5,419	5,248
Income before income taxes	216,999	175,522	108,975	27,284	76,616
Provision for income taxes	85,739	69,478	43,045	10,859	30,260
Net income	$131,260	$106,044	$65,930	$16,425	$46,356
Net income per share:
Basic	$9.78	$8.91	$5.79	$1.55	$4.39
Diluted	$9.70	$8.88	$5.76	$1.55	$4.35
Weighted average shares outstanding:
Basic	13,426	11,906	11,390	10,584	10,561
Diluted(a)	13,535	11,943	11,440	10,624	10,650
Other Data:
Depreciation and amortization	$17,309	$21,525	$23,973	$35,563	$20,630
Stock-based compensation expense	$11,987	$13,234	$5,464	$9,291	$9,453
Capital expenditures	$46,015	$29,991	$24,733	$8,726	$6,902
Cash dividends per common share (paid)	$3.25	$4.00	$4.00	$—	$—
Average enrollment(b)	56,002	53,901	49,323	43,969	40,254
Campuses(c)	84	92	97	100	79
Full-time employees(d)	2,099	2,140	2,019	1,485	1,455

	At December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$76,493	$57,137	$47,517	$94,760	$162,283
Working capital(e)	62,205	17,484	46,631	82,182	140,316
Total assets	235,178	231,133	227,792	254,266	307,815
Long-term debt	—	90,000	121,875	118,750	112,500
Other long-term liabilities	12,644	21,656	21,905	51,456	46,248
Total liabilities	59,174	188,840	186,804	215,364	215,083
Total stockholders’ equity	176,004	42,293	40,988	38,902	92,732

(a)	Diluted weighted average shares outstanding include common shares issued and outstanding, and the dilutive impact of restricted stock, restricted stock units, and outstanding stock options using the Treasury Stock Method.

(b)	Reflects average student enrollment for the four academic terms for each year indicated.

(c)	Reflects number of campuses offering classes during the fourth quarter of each year indicated. In October 2013, we announced that approximately 20 physical locations would be closed after classes were taught in the fall academic term. The University now has 79 physical campuses.

(d)	Reflects full-time employees including full-time faculty as of December 31 of each year.

(e)	Working capital is calculated by subtracting current liabilities from current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected Financial Data,” our consolidated financial statements and the notes thereto, the “Cautionary Notice Regarding Forward-Looking Statements,” Item 1A entitled “Risk Factors” and the other information appearing elsewhere, or incorporated by reference, in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2012	2013	2014
Average enrollment	49,323	43,969	40,254
% Change from prior year	(8%)	(11%)	(8%)
Full-time tuition for a new student (per course)	$1,650	$1,700	$1,420
% Change from prior year	4%	3%	(16%)
Revenues (in thousands)	$561,979	$503,600	$446,041
% Change from prior year	(10%)	(10%)	(11%)
Income from operations (in thousands)	$113,587	$32,701	$81,747
% Change from prior year	(37%)	(71%)	150%
Net income (in thousands)	$65,930	$16,425	$46,356
% Change from prior year	(38%)	(75%)	182%
Diluted net income per share	$5.76	$1.55	$4.35
% Change from prior year	(35%)	(73%)	181%

Strayer University derives approximately 96% of its revenue from tuition for educational programs, whether delivered in person at a physical campus or delivered online. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course at the time of enrollment. Tuition revenue is recognized in the quarter of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts and scholarships. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned.

We record tuition receivable and deferred revenue for our students upon the start of the academic term. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided and deferred revenue represents advance payments from students for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than one year past due is charged against the allowance. Accounts less than one year past due are reserved according to the length of time the balance has been outstanding. In establishing our reserve amounts, we also consider the status of students as to whether or not they are currently enrolled for the next term, as well as the likelihood of recovering balances that have previously been written off, based on our historical experience. Our bad debt expense as a percentage of revenues for the years ended December 31, 2012, 2013, and 2014, was 4.2%, 4.4% and 3.8%, respectively.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for doubtful accounts; income tax provisions; the useful lives of property and equipment; redemption rates for scholarship programs; fair value of future contractual operating lease obligations for facilities that have been closed; valuation of deferred tax assets, goodwill, and intangible assets; valuation of our interest rate swap arrangement; forfeiture rates and achievability of performance targets for stock-based compensation plans; and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly reviews its estimates and judgments for reasonableness and may modify them in the future. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition — Like many traditional institutions, Strayer University offers its educational programs on a quarter system having four academic terms, which coincide with our quarterly financial reporting periods. Approximately 96% of our revenues during the year ended December 31, 2014 consisted of tuition revenue. Tuition revenue is recognized ratably in the quarter of instruction as the University provides academic services in a given term, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. At the start of each academic term, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as deferred revenue.

Students finance their education in a variety of ways, and historically about three quarters of our students participated in one or more financial aid programs provided through Title IV of the Higher Education Act. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Those students who are veterans or active duty military personnel have access to various additional government-funded educational benefit programs.

A typical class is offered in weekly increments over a ten-week period and is followed by an exam. Students who withdraw from a course may be eligible for a refund of tuition charges based on the timing of the withdrawal. We use the student’s last date of attendance for this purpose. Student attendance is based on physical presence in class for on-ground classes. For online classes, attendance consists of logging into one’s course shell and performing an academically related activity (e.g., engaging in a discussion post or taking a quiz).

If a student withdraws from a course prior to completion, a portion of the tuition is refundable depending on when the withdrawal occurs. Our refund policy typically permits students who complete less than half of a course to receive a partial refund of tuition for that course. Refunds reduce the tuition revenue that would have otherwise been recognized for that student. Since the University’s academic terms coincide with our financial reporting periods, all refunds are processed and recorded in the same quarter as the corresponding revenue. The amount of tuition revenue refundable to students may vary based on the student’s state of residence.

For undergraduate students who withdraw from all their courses during the quarter of instruction, we reassess collectibility of tuition and fees for revenue recognition purposes. In addition, we cease revenue recognition when a student fully withdraws from all of his or her courses in the academic term. Tuition charges billed in accordance with our billing schedule may be greater than the pro rata revenue amount, but the additional amounts are not recognized as revenue unless they are collected in cash.

For students who receive funding under Title IV, funds are subject to return provisions as defined by the Department of Education. If Title IV funds are returned to the Department of Education, the student is responsible for paying the amount of prorated tuition charged to him or her. Loss of financial aid eligibility during an academic term is rare and would normally coincide with the student’s withdrawal from the institution. As discussed above, we cease revenue recognition upon a student’s withdrawal from all of his or her classes in an academic term.

New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program, and they become ineligible to participate in the Graduation Fund if they have more than one consecutive term of non-attendance. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. Revenue and the value of the benefit earned by students participating in the Graduation Fund is recognized based on a systematic and rational allocation of the cost of honoring the benefit earned and claimed to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of a student’s persistence in completing his or her course of study and earning a degree. Each quarter we assess our methodologies and assumptions underlying our estimates and to date any adjustments to our estimates have not been material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is significantly influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2013 and 2014, our bad debt expense was 4.4% and 3.8% of revenue, respectively. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of December 31, 2014 would have changed our income from operations by approximately $0.3 million.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. In 2014, we reduced our estimated liability for leases by approximately $4.1 million.

Other estimates — We record estimates for certain of our accrued expenses and income tax liabilities. We estimate the useful lives of our property and equipment. We periodically assess goodwill and intangible assets for impairment. We assess the value of our interest rate swap arrangement every quarter. We periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.

Results of Operations

In 2014, we generated $446.0 million in revenue, an 11% decrease compared to 2013, primarily as a result of a decline in average enrollment of 8% and a 3% decline in revenue per student. Income from operations was $81.7 million in 2014, and includes approximately $4.1 million in adjustments to reduce our liability for losses on facilities no longer in use. Income from operations in 2013 was $32.7 million, which includes $54.7 million in charges related to the Company’s restructuring implemented in the fourth quarter of that year. Net income in 2014 was $46.4 million, including approximately $2.6 million in after-tax benefits from adjustments to the Company’s liability for facilities no longer in use, compared to $16.4 million for the same period in 2013, which reflected approximately $33.0 million in after-tax charges related to the restructuring. Diluted earnings per share was $4.35 compared to $1.55 for the same period in 2013. Diluted earnings per share for 2014 includes $0.23 per share in after-tax earnings related to the reduction of the

Company’s liability for losses on facilities no longer in use, and diluted earnings per share for 2013 reflects approximately $3.10 per share in after-tax charges related to the restructuring.

Key enrollment trends by quarter were as follows:

Academic Term	2013	2014	% Change in total students	% Change in new students
Winter	47,926	41,098	–14%	–2%
Spring	46,130	41,327	–10%	1%
Summer	38,627	36,403	–6%	2%
Fall	43,192	42,189	–2%	5%
Average	43,969	40,254	–8%	2%

Although we do not know for sure why our enrollment trends and that of the proprietary higher education sector generally have been volatile, we believe that sustained levels of high unemployment (even though declining recently), the resulting lower confidence in job prospects, competition, and the high cost of a college education are all contributing factors. The 16% decline in our new students in 2013 had an adverse impact on 2014 enrollment since there are fewer students from 2013 that continued their education in 2014.

In 2013, we undertook some restructuring initiatives, including the closing of approximately 20 physical locations. The revenue reduction impact of these initiatives cannot be accurately determined since the University has made online classes available to the affected students. However, we estimate these actions reduced our operating expenses by approximately $50 million in 2014. Additional information can be found in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe these measures and others that are embedded in our strategic priorities, together with our continuing operation at other physical campuses, will allow us to continue to deliver high quality, affordable education and result in revenue and earnings growth for the University over the long term.

In addition to the restructuring, we introduced a number of initiatives in response to these volatile enrollment trends. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced our undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. We also introduced our Graduation Fund in mid-2013, whereby qualifying students can receive one free course for every three courses successfully completed. The free courses are redeemable in the student’s final academic year. These initiatives had a negative impact on our revenue per student, which declined 3% in 2014 and is expected to decline approximately 4-5% in 2015.

Partially as a result of these measures, we experienced some new student growth in 2014. Should these enrollment trends continue, we believe total enrollment growth could occur in the second quarter of 2015, followed by revenue growth approximately two quarters later. Under this scenario, we would expect revenue for the full year 2015 to be flat to down 2%, revenue per student to be down 4-5%, and operating expenses to be flat to up 2%. Accordingly, if current enrollment trends continue, we expect earnings growth after 2015.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2012	2013	2014
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	53.4	61.7	53.0
Marketing	12.8	15.0	14.9
Admissions advisory	4.7	4.0	3.7
General and administration	8.9	12.8	10.1
Total costs and expenses	79.8	93.5	81.7
Income from operations	20.2	6.5	18.3
Investment income	—	—	—
Interest expense	0.8	1.1	1.1
Income before income taxes	19.4	5.4	17.2
Provision for income taxes	7.7	2.1	6.8
Net income	11.7%	3.3%	10.4%
Effective tax rate	39.5%	39.8%	39.5%

Year Ended December 31, 2014 Compared To Year Ended December 31, 2013

Enrollment. Average enrollment decreased 8% to 40,254 students for the year ended December 31, 2014 from 43,969 students for the same period in 2013.

Revenues. Revenues decreased 11% to $446.0 million in 2014 from $503.6 million in 2013, principally due to an average enrollment decline of 8% and a decline in revenue per student of 3%. The decline in revenue per student is largely attributable to a new pricing structure which reduced tuition for new undergraduate students by approximately 20%, and made them eligible for our Graduation Fund. Revenues for undergraduate students declined 17% in 2014, driven by a decrease in enrollment of 10% and a decline of 8% in revenue per student, resulting mostly from the new pricing structure for new undergraduate students. We expect this decline in revenue per student to continue at the undergraduate level as we enroll more new undergraduate students over time. For graduate students, revenues increased 1% in 2014, driven by an increase in revenue per student of 7%, offset by a decline in enrollment of 6%. The increase in graduate revenue per student was due primarily to lower scholarships compared to the same period in 2013.

Instruction and educational support expenses. Instruction and educational support expenses decreased $74.1 million, or 24%, to $236.3 million in 2014 from $310.4 million in 2013, primarily due to lower personnel and facility costs following the restructuring in the fourth quarter of 2013, when we incurred a charge of $36.2 million for lease abandonments, asset write-offs, and severance charges. The decrease in instruction and educational support expenses is also partly attributable to lower average enrollment in 2014. We also recorded $4.1 million in adjustments in 2014 resulting from changes in the timing and expected income from settlements and executed sublease agreements signed during the period, and may record additional adjustments in the future. Instruction and educational support expenses as a percentage of revenues decreased to 53.0% for 2014 from 61.7% in 2013.

Marketing expenses. Marketing expenses decreased $8.9 million, or 12%, to $66.5 million in 2014 from $75.4 million in 2013. Marketing expenses as a percentage of revenues decreased slightly to 14.9% in 2014 from 15.0% in 2013. We expect to continue to invest in our marketing efforts such that marketing expenses may increase in absolute terms and as a percentage of revenue in 2015 as compared to 2014.

Admissions advisory expenses. Admissions advisory expenses decreased by $3.7 million, or 18%, to $16.7 million in 2014 from $20.4 million in 2013, primarily as a result of lower personnel costs following the restructuring in the fourth quarter of 2013. Admissions advisory expenses as a percentage of revenues decreased to 3.7% for 2014 from 4.0% in 2013.

General and administration expenses. General and administration expenses decreased $19.8 million, or 31%, to $44.8 million in 2014 from $64.6 million in 2013 primarily due to lower personnel and facility costs following the restructuring in the fourth quarter of 2013, when we incurred a charge of $18.2 million for lease abandonments, asset write-offs, and severance charges. General and administration expenses as a percentage of revenues decreased to 10.1% for 2014 from 12.8% in 2013.

Income from operations. Income from operations increased $49.0 million, or 150%, to $81.7 million in 2014 from $32.7 million in 2013. Although we had $57.6 million less revenue in 2014 compared to 2013, our operating expenses were significantly lower following the restructuring in the fourth quarter of 2013, when we incurred a charge of $54.7 million, as discussed above.

Interest expense. Interest expense decreased slightly to $5.2 million in 2014 from $5.4 million in 2013, primarily due to lower average debt outstanding in 2014.

Provision for income taxes. Income tax expense increased $19.4 million, or 179%, to $30.3 million in 2014 from $10.9 million in 2013, primarily due to the increase in income before income taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for 2014 compared to 39.8% for 2013, reflecting the recognition of certain state tax benefits in 2014. We expect our tax rate for 2015 to be approximately 39.0%.

Net income. Net income increased $30.0 million to $46.4 million in 2014 from $16.4 million in 2013 due to the factors discussed above.

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

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment is generally lowest in the third quarter, or summer term. The following table sets forth our enrollment by term for 2012, 2013 and 2014:

Enrollment by Term

Term	2012	2013	2014
Winter	50,432	47,926	41,098
Spring	50,896	46,130	41,327
Summer	44,236	38,627	36,403
Fall	51,727	43,192	42,189
Average	49,323	43,969	40,254

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2012, 2013 and 2014:

Quarterly Revenues
(dollars in thousands)

	2012		2013		2014
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$149,532	27%	$137,506	27%	$116,468	26%
June 30	146,254	26	131,980	26	112,747	25
September 30	124,260	22	110,031	22	100,756	23
December 31	141,933	25	124,083	25	116,070	26
Total for year	$561,979	100%	$503,600	100%	$446,041	100%

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and excluding one-time items, do not vary significantly on a quarterly basis.

Liquidity and Capital Resources

At December 31, 2014, we had cash and cash equivalents of $162.3 million compared to $94.8 million at December 31, 2013. At December 31, 2014, most of our cash was invested in bank overnight deposits.

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

The term loan portion of the amended credit facility requires quarterly principal payments of $781,250 beginning in March 2013 through December 2014, and $1,562,500 beginning in March 2015. Any remaining principal is payable in full on December 31, 2016. Borrowings bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on our leverage ratio. For the term loan facility, we are party to an interest rate swap arrangement that fixes the interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on our leverage ratio. An unused commitment fee ranging from 0.30% to 0.40%, depending on our leverage ratio, accrues on unused amounts under the revolving portion of the amended credit facility. During the year ended December 31, 2013 and 2014, we paid cash interest of $4.6 million and $4.4 million, respectively. We had no outstanding balance under the prior revolving credit facility on the day of closing. At December 31, 2014, we had $118.8 million outstanding under the term loan and no balance outstanding under the revolving credit facility. We are obligated to repay a total of $6.3 million of the term loan over the next four calendar quarters.

The amended credit facility contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit facility as of December 31, 2014.

Our net cash from operating activities decreased in 2014 to $77.6 million, as compared to $84.1 million for the same period in 2013. The decrease in net cash from operating activities was largely the result of the change in income from operations from $32.7 million in 2013, or $87.4 million excluding $54.7 million in charges related to our restructuring, to $77.6 million in 2014, which excludes $4.1 million in adjustments to our liability for losses on facilities no longer in use. Capital expenditures were $6.9 million for the year ended December 31, 2014, compared to $8.7 million for the same period in 2013. Capital expenditures for the year ending December 31, 2015 are expected to be in the range of $10-12 million.

For the year ended December 31, 2014, we did not repurchase any shares of common stock and, at December 31, 2014, had $70 million in repurchase authorization to use through December 31, 2015. We did not pay a regular quarterly dividend in either 2013 or 2014.

In 2014, bad debt expense as a percentage of revenue was 3.8% compared to 4.4% for 2013. Days sales outstanding was 15 days at the end of the fourth quarter of 2014 compared to 14 days at the end of the fourth quarter of 2013.

We have available $100 million under our revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts. Excess cash is invested in money market funds, which is included in cash and cash equivalents at December 31, 2012, 2013 and 2014. We earned interest income of $4,000, $2,000 and $0.1 million in each of the years ended December 31, 2012, 2013 and 2014, respectively.

Contractual Obligations

The table below sets forth our contractual commitments associated with operating leases, excluding subleases, and the repayment of debt as of December 31, 2014:

	Payments Due By Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$192,585	$38,966	$67,483	$47,824	$38,312
Term loan	118,750	6,250	112,500	—	—
	$311,335	$45,216	$179,983	$47,824	$38,312

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2014, we do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2014, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the “Company”) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 20, 2015

STRAYER EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$94,760	$162,283
Tuition receivable, net	15,842	16,942
Other current assets	16,738	17,426
Total current assets	127,340	196,651
Property and equipment, net	94,421	82,266
Deferred income taxes	17,129	16,241
Goodwill	6,800	6,800
Other assets	8,576	5,857
Total assets	$254,266	$307,815

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$38,527	$43,836
Income taxes payable	2,569	1,286
Deferred revenue	656	4,682
Other current liabilities	281	281
Current portion of term loan	3,125	6,250
Total current liabilities	45,158	56,335
Term loan, less current portion	118,750	112,500
Other long-term liabilities	51,456	46,248
Total liabilities	215,364	215,083

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 10,797,464 and 10,903,341 shares issued and outstanding at December 31, 2013 and 2014, respectively	108	109
Additional paid-in capital	7,137	14,550
Retained earnings	31,629	77,985
Accumulated other comprehensive income	28	88
Total stockholders’ equity	38,902	92,732
Total liabilities and stockholders’ equity	$254,266	$307,815

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2012	2013	2014
Revenues	$561,979	$503,600	$446,041
Costs and expenses:
Instruction and educational support	300,098	310,446	236,303
Marketing	71,864	75,426	66,495
Admissions advisory	26,374	20,390	16,661
General and administration	50,056	64,637	44,835
Total costs and expenses	448,392	470,899	364,294
Income from operations	113,587	32,701	81,747
Investment income	4	2	117
Interest expense	4,616	5,419	5,248
Income before income taxes	108,975	27,284	76,616
Provision for income taxes	43,045	10,859	30,260
Net income	$65,930	$16,425	$46,356
Earnings per share:
Basic	$5.79	$1.55	$4.39
Diluted	$5.76	$1.55	$4.35
Weighted average shares outstanding:
Basic	11,390	10,584	10,561
Diluted	11,440	10,624	10,650

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2012	2013	2014
Net income	$65,930	$16,425	$46,356
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	(125)	764	60
Comprehensive income	$65,805	$17,189	$46,416

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	11,792,456	$118	$295	$42,491	$(611)	$42,293
Tax shortfall associated with stock-based compensation arrangements	—	—	(245)	—	—	(245)
Repurchase of common stock	(484,841)	(5)	(5,214)	(19,782)	—	(25,001)
Restricted stock grants, net of forfeitures	79,684	1	(1)	—	—	—
Stock-based compensation	—	—	5,464	—	—	5,464
Common stock dividends	—	—	—	(47,328)	—	(47,328)
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(125)	(125)
Net income	—	—	—	65,930	—	65,930
Balance, December 31, 2012	11,387,299	114	299	41,311	(736)	40,988
Tax shortfall associated with stock-based compensation arrangements	—	—	(702)	(2,865)	—	(3,567)
Repurchase of common stock	(495,085)	(5)	(1,752)	(23,242)	—	(24,999)
Restricted stock forfeitures and cancellations, net of grants	(94,750)	(1)	1	—	—	—
Stock-based compensation	—	—	9,291	—	—	9,291
Change in fair value of derivative instrument, net of income tax	—	—	—	—	764	764
Net income	—	—	—	16,425	—	16,425
Balance, December 31, 2013	10,797,464	108	7,137	31,629	28	38,902
Tax shortfall associated with stock-based compensation arrangements	—	—	(2,039)	—	—	(2,039)
Restricted stock grants, net of forfeitures	105,877	1	(1)	—	—	—
Stock-based compensation	—	—	9,453	—	—	9,453
Change in fair value of derivative instrument, net of income tax	—	—	—	—	60	60
Net income	—	—	—	46,356	—	46,356
Balance, December 31, 2014	10,903,341	$109	$14,550	$77,985	$88	$92,732

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income	$65,930	$16,425	$46,356
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(281)	(281)	(280)
Amortization of deferred rent	323	(462)	(1,092)
Amortization of deferred financing costs	795	780	780
Depreciation and amortization	23,973	35,563	20,630
Deferred income taxes	(38)	(23,435)	(1,036)
Stock-based compensation	5,464	9,291	9,453
Changes in assets and liabilities:
Tuition receivable, net	1,744	4,024	685
Other current assets	(2,130)	2,434	(2,862)
Other assets	(135)	494	219
Accounts payable and accrued expenses	5,673	(116)	6,550
Income taxes payable and income taxes receivable	(4,306)	7,799	737
Deferred revenue	(14,870)	2,059	11,783
Other long-term liabilities	(80)	29,518	(14,373)
Net cash provided by operating activities	82,062	84,093	77,550
Cash flows from investing activities:
Purchases of property and equipment	(24,733)	(8,726)	(6,902)
Net cash used in investing activities	(24,733)	(8,726)	(6,902)
Cash flows from financing activities:
Payments on term loan	(20,000)	(3,125)	(3,125)
Repurchase of common stock	(25,001)	(24,999)	—
Proceeds from term loan	47,500	—	—
Payments on revolving credit facility	(83,000)	—	—
Proceeds from revolving credit facility	63,000	—	—
Common dividends paid	(47,328)	—	—
Payment of deferred financing costs	(2,120)	—	—
Net cash used in financing activities	(66,949)	(28,124)	(3,125)
Net (decrease) increase in cash and cash equivalents	(9,620)	47,243	67,523
Cash and cash equivalents — beginning of year	57,137	47,517	94,760
Cash and cash equivalents — end of year	$47,517	$94,760	$162,283
Non-cash transactions:
Purchases of property and equipment included in accounts payable	$529	$47	$412

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations

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

Revenue Recognition

The Company’s educational programs are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. Approximately 96% of the Company’s revenues during the year ended December 31, 2014, consisted of tuition revenue. Tuition revenue is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. This collectibility assessment considers available sources of funds for the student including Federal Financial Student Aid programs. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

At the start of each academic term, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as deferred revenue. The estimated value of scholarship awards which will be realized in the future is based on historical experience of students who are expected to realize scholarship awards earned as courses are successfully completed. Deferred revenue is recorded as a current or long-term liability in the consolidated balance sheets based on when the benefit is expected to be realized. Revenues also include textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are recognized when earned.

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

Graduation Fund

In the third quarter of 2013, the Company introduced the Graduation Fund, which allows new undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund. Students must meet all of the University’s admission requirements and not be eligible

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for any previously offered scholarship program. The Company’s employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program, and they become ineligible to participate in the Graduation Fund if they have more than one consecutive term of non-attendance. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed.

Revenue from students participating in the Graduation Fund is recorded in accordance with the Revenue Recognition Topic, ASC 605-50. The Company allocates the value of benefits to be earned evenly to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be earned in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material.

The table below presents activity in the Graduation Fund for the year ended December 31, 2014 (in thousands):

Balance at December 31, 2013	$1,898
Revenue deferred	8,507
Benefit redeemed	(699)
Balance at December 31, 2014	$9,706

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

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. At December 31, 2014, the Company had approximately $0.2 million of these unpaid obligations, which are recorded as restricted cash and included in other current assets in the consolidated balance sheet. There was no amount payable for these obligations at December 31, 2013.

As part of commencing operations in Pennsylvania in 2003, the Company was required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account. These funds are required as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account which is included in other assets.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tuition Receivable and Allowance for Doubtful Accounts

The Company records tuition receivable and deferred revenue for its students upon the start of the academic term. Therefore, at the end of the quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided and deferred revenue represents advance payments from students for academic services to be provided in the future. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. The University establishes an allowance for doubtful accounts primarily based upon historical collection rates by age of receivable, net of recoveries. These collection rates incorporate historical performance based on a student’s current enrollment status and likelihood of future enrollment. The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience.

The Company’s tuition receivable and allowance for doubtful accounts were as follows:

	December 31,
($ in thousands)	2013	2014
Tuition receivable	$26,145	$25,777
Allowance for doubtful accounts	(10,303)	(8,835)
Tuition receivable, net	$15,842	$16,942

Approximately $3.4 million and $1.6 million of tuition receivable is included in “Other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2013 and 2014, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for each of the past three years:

	Year Ended December 31,
($ in thousands)	2012	2013	2014
Beginning allowance for doubtful accounts	$7,279	$6,596	$10,303
Additions charged to expense	23,728	22,225	16,947
Write-offs, net of recoveries	(24,411)	(18,518)	(18,415)
Ending allowance for doubtful accounts	$6,596	$10,303	$8,835

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. In accordance with the Property, Plant and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair-value based model. Through 2014, no such impairment loss had occurred. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $24.0 million, $35.6 and $20.6 million for the years ended December 31, 2012, 2013, and 2014, respectively.

Construction in progress includes costs of computer software developed for internal use, which is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage direct consulting costs, payroll and payroll-related costs for employees that are directly associated with the project are capitalized and will be amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2014 in the Consolidated Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and the indefinite-lived intangible asset are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test. Following its qualitative assessment, the Company determined it was not more likely than not that the fair value of its goodwill was less than the carrying amount and, accordingly, no impairment existed in 2014.

Long-Term Liabilities

Included in the Company’s long-term liabilities are the non-current portion of the Company’s borrowings under its term loan and revolving credit facility, liabilities related to the Company’s operating leases, deferred payments related to an acquisition, fair value of the Company’s interest rate swap, and the non-current portion of unearned tuition. In conjunction with the opening of some campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20 (“ASC 840-20”), these underlying assets were capitalized as leasehold improvements and a liability was established for the reimbursements. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five to ten years. In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The cumulative difference between the rent payment and the straight-line rent expense is recorded as a liability. The Company also records the non-current portion of the gain related to the sale and lease back of a campus facility as a long-term liability.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 10,797,464 and 10,903,341 shares were issued and outstanding as of December 31, 2013 and 2014, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Advertising Costs

The Company expenses advertising costs in the quarter incurred, except for costs associated with the production of media commercials which are expensed when the commercial is first aired.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Consolidated Statements of Income for each of the three years in the period ended December 31, 2014, is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the year ended December 31, 2014, the Company had no issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	2012	2013	2014
Weighted average shares outstanding used to compute basic earnings per share	11,390	10,584	10,561
Incremental shares issuable upon the assumed exercise of stock options	—	—	6
Unvested restricted stock and restricted stock units	50	40	83
Shares used to compute diluted earnings per share	11,440	10,624	10,650

Income Taxes

The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

The Income Taxes Topic, ASC 740, requires the Company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Uncertain tax positions are recognized when a tax position, based solely on its technical merits, is determined to be more likely than not to be sustained upon examination. Upon determination, uncertain tax positions are measured to determine the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. A tax position is derecognized if it no longer meets the more likely than not threshold of being sustained.

The tax years 2012-2014 remain open for Federal tax examination and the tax years 2010-2014 remain open to examination by state and local taxing jurisdictions in which the Company is subject.

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

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that will be redeemed in the future, valuation of goodwill, intangible assets and the interest rate swap arrangement, and the provision for income taxes. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income consists of net income and the change in the fair value of the Company’s interest rate swap, net of income taxes.

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

The following table sets forth the changes in the Company’s restructuring liability by type of cost during the year ended December 31, 2014:

($ in thousands)	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2013(1)	$42,550	$2,216	$44,766
Payments	(12,418)	(2,138)	(14,556)
Adjustments(2)	(2,849)	(78)	(2,927)
Balance at December 31, 2014(1)	$27,283	$—	$27,283

(1)	The current portion of restructuring liabilities was $10.4 million and $6.0 million as of December 31, 2013 and December 31, 2014, respectively, which are included in Accounts payable and accrued expenses. The long-term portion is included in Other long-term liabilities.

(2)	Adjustments for lease and related costs during the year ended December 31, 2014 primarily result from changes in the timing and expected income from settlements and executed sublease agreements signed during the period, which amounted to $4.1 million, partly offset by the accretion of interest on lease costs of approximately $1.3 million. Adjustments for severance and other employee separation costs primarily related to employees who were re-hired to other roles within the Company and were not paid severance.

Lease and Related Costs, Net — During the fourth quarter of 2013, the University implemented a plan to close approximately 20 of its campus locations. The Company recorded approximately $36.0 million of aggregate charges representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods the Company ceased using the respective facilities. Lease obligations, some of which continue through 2022, are measured at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases discounted at the Company’s marginal borrowing rate of 4.5%, partially offset by estimated future sublease rental income discounted at credit-adjusted rates. The Company’s estimate of the amount and timing of sublease rental income considers

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subleases that have been executed and subleases expected to be executed, based on current commercial real estate market data and conditions, and other qualitative factors specific to the facilities. The estimates are adjusted as market conditions change or as new information becomes available. Through December 31, 2014, adjustments to these reserves have related to settlements of leases with the landlords, execution of sublease agreements and accretion of interest.

Severance and Other Employee Separation Costs — During the fourth quarter of 2013, the Company implemented workforce reductions in order to better align its human capital resources with the evolving needs of students. A total of $6.9 million in severance and other employee separation costs were recorded at that time. The remaining liability at December 31, 2013 was paid in 2014.

4.	Property and Equipment

The composition of property and equipment as of December 31, 2013 and 2014 is as follows (in thousands):

	2013	2014	Estimated useful life (years)
Land	$7,138	$7,138	—
Buildings and improvements	19,105	18,998	5–40
Furniture, equipment, and computer hardware and software	159,160	153,417	5–10
Leasehold improvements	39,299	38,732	3–10
Construction in progress	790	1,942	—
	225,492	220,227
Accumulated depreciation and amortization	(131,071)	(137,961)
	$94,421	$82,266

Construction in progress includes costs associated with the construction of new campuses and the development of information technology applications. In 2013 and 2014, the Company recorded leasehold improvements of $0.3 million and $0.1 million, respectively, which were reimbursed by lessors as lease incentives. In 2013 and 2014, the Company wrote off $0.8 million and $13.6 million, respectively, in fixed assets that were fully depreciated and no longer in service.

5.	Term Loan and Revolving Credit Facility

On November 8, 2012, the Company entered into a Second Amended and Restated Revolving Credit and Term Loan Agreement (the “Amended Credit Facility”), providing for a $100.0 million revolving credit facility and $125.0 million term loan facility, with an option, subject to obtaining additional loan commitments and the satisfaction of certain conditions, to increase the commitments under the Amended Credit Facility by up to $50.0 million in the future. Each of the revolving portions of the Amended Credit Facility, which includes a letter of credit subfacility of $50.0 million, and the term loan portion of the Amended Credit Facility matures on December 31, 2016, and amends and refinances the Company’s original Credit Facility. The term loan portion of the Amended Credit Facility also includes required quarterly amortization payments in the amount of $781,250 in the case of each payment made during calendar years 2013 and 2014 (0.625% of the aggregate original principal amount of the term loan facility), and $1,562,500 in the case of each payment made during calendar years 2015 and 2016 (1.25% of the aggregate original principal amount of the term loan facility). The Amended Credit Facility is guaranteed by the Company’s subsidiary and is secured by substantially all of the personal property and assets of the Company and the guarantor.

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

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	A leverage ratio of not greater than 2 to 1. Leverage ratio is defined as the ratio of total debt to trailing four-quarter EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges such as stock-based compensation).

•	A coverage ratio of not less than 1.75 to 1. Coverage ratio is defined as the ratio of trailing four-quarter EBITDA and rent expense to trailing four-quarter interest and rent expense.

•	A Department of Education Financial Responsibility Composite Score of not less than 1.5.

The Company was in compliance with all the terms of the Amended Credit Facility at December 31, 2014.

During the year ended December 31, 2014, the Company paid cash interest of $4.4 million, and the Company’s average annual interest rate, including non-cash charges for the amortization of debt financing costs, was 4.3%.

As of December 31, 2014, the Company had $118.8 million outstanding under the term loan facility and no balance outstanding under the revolving credit facility.

Debt and short-term borrowings consist of the following as of December 31, 2014 (in thousands):

Term loan	$118,750
Revolving credit facility	—
Total debt	118,750
Less: Current portion of long-term debt	6,250
Long-term debt	$112,500

Aggregate debt maturities as of December 31, 2014 are as follows (in thousands):

2015	$6,250
2016	112,500
$118,750

Interest Rate Swap

The Company is party to an interest rate swap on the outstanding balance of the Amended Credit Facility in order to minimize the interest rate exposure on the balance of the term loan facility (the “Swap”). The Swap effectively fixes the variable interest rate on the associated term loan at a rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio, rather than being subject to fluctuations in the LIBOR rate. The term of the Swap effectively matches the term of the underlying term loan facility. The Swap has been designated as a cash flow hedge and has been deemed effective in accordance with the Derivatives and Hedging Topic, ASC 815. The Company expects the Swap to continue to be deemed effective for the duration of the Swap. The fair value of the Swap is included in Other assets in the Company’s consolidated balance sheets.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,275	$8,275	$—	$—
Interest rate swap	143	—	143	—
Total assets at fair value on a recurring basis	$8,418	$8,275	$143	$—
Liabilities:
Other long-term liabilities:
Deferred payments	2,398	—	—	2,398
Total liabilities at fair value on a recurring basis	$2,398	$—	$—	$2,398

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2013 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,382	$8,382	$—	$—
Interest rate swaps	45	—	45	—
Total assets at fair value on a recurring basis	$8,427	$8,382	$45	$—
Liabilities:
Other long-term liabilities:
Deferred payments	2,115	—	—	2,115
Total liabilities at fair value on a recurring basis	$2,115	$—	$—	$2,115

The Company measures the above items on a recurring basis at fair value as follows:

•	Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of Accumulated other comprehensive income in Stockholders’ equity. The Company’s cash and cash equivalents not held in money market funds at December 31, 2013 and 2014, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Interest rate swap — The Company has an interest rate swap with a notional amount of $118.8 million as of December 31, 2014, used to minimize the interest rate exposure and fix the variable interest rate on a portion of the Company’s variable rate debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

•	Deferred payments — The Company acquired certain assets and entered into a deferred payment arrangement with one of the sellers in connection with an acquisition completed in 2011, which is classified within Level 3 as there is no liquid market for similarly priced instruments. The deferred payment is valued using a discounted cash flow model that encompasses significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the program matures.

The Company’s lease loss liability incorporates an assessment of current sublease market conditions and uses Level 3 inputs, but is not deemed a fair value liability as the future lease payments are required to be discounted using the Company’s incremental borrowing rate at the date of lease abandonment without subsequent adjustment. See Note 3 for further discussion of the Company’s lease loss liability.

At December 31, 2014, the carrying value of the Company’s debt was $118.8 million. All of the Company’s debt is variable interest rate debt and is classified within Level 2 because it is valued using readily available pricing sources which utilize market observable inputs. The Company has determined the carrying amount approximates fair value.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the years ended December 31, 2013 or 2014. Assets measured at fair value on a non-recurring basis as of December 31, 2013 and 2014, include $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets. Changes in the fair value of the Company’s Level 3 liability that was outstanding throughout the year ended December 31, 2014 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2013	$2,115
Amounts earned	(545)
Adjustments to fair value	828
Transfers in or out of Level 3	—
Balance at December 31, 2014	$2,398

7.	Stock Options, Restricted Stock and Restricted Stock Units

In April 2011, the Company’s stockholders approved the Strayer Education, Inc. 2011 Equity Compensation Plan (the “Plan”), which provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the Plan is ten years.

In February 2014, the Company’s Board of Directors approved grants of 46,064 shares of restricted stock to certain individuals. These shares, which vest 100% in February 2018, were granted pursuant to the Plan. The Company’s stock price closed at $33.65 on the date of these restricted stock grants.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the years ended December 31, 2012, 2013 and 2014:

	Number of shares	Weighted-average grant price
Balance, December 31, 2011	380,944	$194.26
Grants	82,741	111.44
Vested shares	(26,189)	195.58
Forfeitures	(3,057)	127.51
Balance, December 31, 2012	434,439	$178.88
Grants	225,741	57.90
Vested shares	(51,916)	164.22
Forfeitures	(120,491)	140.30
Balance, December 31, 2013	487,773	$131.51
Grants	108,606	38.95
Vested shares	(69,434)	158.97
Forfeitures	(2,729)	93.44
Balance, December 31, 2014	524,216	$115.67

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The table below sets forth the stock option activity for the years ended December 31, 2012, 2013 and 2014 and other stock option information at December 31, 2014:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2011	100,000	$107.28	1.1	$—
Grants	—	—
Exercises	—	—
Forfeitures	—	—
Balance, December 31, 2012	100,000	$107.28	0.1	$—
Grants	100,000	51.95
Exercises	—	—
Forfeitures/Expirations	(100,000)	107.28
Balance, December 31, 2013	100,000	$51.95	7.0	$—
Grants	—	—
Exercises	—	—
Forfeitures	—	—
Balance, December 31, 2014	100,000	$51.95	6.0	$2,233
Exercisable, December 31, 2014	—	$—	—	—

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options been exercised on the respective trading day. The amount of intrinsic value will change based on the fair market value of the Company’s common stock.

The number of shares exercisable as of December 31, 2012, 2013 and 2014 are as follows:

	Number of shares	Weighted-average exercise price
Exercisable, December 31, 2012	100,000	$107.28
Exercisable, December 31, 2013	—	$51.95
Exercisable, December 31, 2014	—	$51.95

Valuation and Expense Information under Stock Compensation Topic ASC 718

At December 31, 2014, total stock-based compensation cost which has not yet been recognized was $28.8 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 42 months on a weighted-average basis. Awards of approximately 398,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted. During 2012, the Company determined that it was more likely than not that certain performance criteria for 45,920 shares would not be met, and reduced stock-based compensation expense by approximately $7.0 million.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	2012	2013	2014
Instruction and educational support	$3,273	$1,976	$1,736
Marketing	—	—	—
Admissions advisory	—	—	—
General and administration	2,191	7,315	7,717
Stock-based compensation expense included in operating expense	5,464	9,291	9,453
Tax benefit	2,158	3,698	3,734
Stock-based compensation expense, net of tax	$3,306	$5,593	$5,719

The following table summarizes information regarding share-based payment arrangements for the years ended December 31, 2012, 2013 and 2014 (in thousands):

	For the year ended December 31,
	2012	2013	2014
Proceeds from stock options exercised	$—	$—	$—
Excess tax benefits (shortfall) related to share-based payment arrangements	$(245)	$(3,567)	$(2,039)
Intrinsic value of stock options exercised	$—	$—	$—

8.	Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2013 and 2014 (in thousands):

	2013	2014
Loss on facilities not in use	$34,339	$21,280
Deferred revenue, net of current portion	1,897	9,654
Deferred rent and other facility costs	8,258	8,646
Deferred payments related to acquisition	4,915	5,198
Lease incentives	1,353	1,056
Deferred gain on sale of campus building	694	414
	$51,456	$46,248

Loss on Facilities Not in Use and Deferred Rent and Other Facility Costs

The Company records a liability for lease costs of campuses and non-campus facilities that are not currently in use (see Note 3). For facilities still in use, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a liability.

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

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Payments Related to Acquisition

The Company acquired certain assets and entered into deferred payment arrangements with one of the sellers in connection with an acquisition completed in 2011. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

Lease Incentives

In conjunction with the opening of new campuses or renovating existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. In accordance with ASC 840-20, the underlying assets were capitalized as leasehold improvements and a liability was established for the reimbursements. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five to 10 years.

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

The Company has a 401(k) plan covering all eligible employees of the Company. Effective January 1, 2015, participants may contribute up to $18,000 of their base compensation annually. Employee contributions are voluntary. Discretionary contributions were made by the Company matching 50% of employee deferrals up to a maximum of 3% of the employee’s annual salary. The Company’s contributions, which vest immediately, totaled $2.9 million, $1.1 million and $0.9 million for the years ended December 31, 2012, 2013, and 2014, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2012, 2013, and 2014 were as follows:

	Shares purchased	Average price per share
2012	6,549	$71.14
2013	8,911	$42.27
2014	5,872	$44.55

10.	Stock Repurchase Plan

As announced on November 3, 2003, the Company’s Board of Directors initially authorized the Company to repurchase up to an aggregate of $15 million in value of common stock through December 31, 2004 in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2014, approximately $70 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2015. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock repurchase activity for the years ended December 31, 2012, 2013, and 2014, all of which was part of a publicly announced plan, is set forth in the table below:

	Number of shares repurchased	Average price paid per share	Amount available for future repurchases (in millions)
2012	484,841	$51.56	$95.0
2013	495,085	$50.49	$70.0
2014	—	$—	$70.0

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

As of December 31, 2014, the Company had 93 long-term, non-cancelable operating leases for campuses and other administrative facilities. Rent expense was $46.5 million, $82.2 million and $35.7 million for the years ended December 31, 2012, 2013, and 2014, respectively. Rent expense for 2013 includes approximately $36.0 million in charges related to the closure of approximately 20 locations. Rent expense for 2014 includes a benefit of approximately $4.1 million to reduce the Company’s liability for losses on facilities no longer in use. The rents on the Company’s leases are subject to annual increases. The minimum rental commitments for the Company as of December 31, 2014 are as follows (in thousands):

Minimum rental commitments
2015	$38,966
2016	36,202
2017	31,281
2018	26,624
2019	21,200
Thereafter	38,312
Total	$192,585

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Income Taxes

The income tax provision for the years ended December 31, 2012, 2013 and 2014 is summarized below (in thousands):

	2012	2013	2014
Current:
Federal	$36,028	$26,390	$25,285
State	8,333	4,582	4,490
Total current	44,361	30,972	29,775
Deferred:
Federal	(608)	(18,387)	141
State	(708)	(1,726)	344
Total deferred	(1,316)	(20,113)	485
Total provision for income taxes	$43,045	$10,859	$30,260

The tax effects of the principal temporary differences that give rise to the Company’s deferred tax assets are as follows as of December 31, 2013 and 2014 (in thousands):

	2013	2014
Tuition receivable	$4,021	$3,439
Other facility-related costs	3,684	2,824
Employee-related liabilities	144	(96)
Current net deferred tax asset	7,849	6,167
Stock-based compensation	13,871	12,994
Property and equipment	(13,091)	(11,622)
Other facility-related costs	13,696	8,903
Deferred revenue	—	3,758
Deferred leasing costs	3,082	2,797
Interest rate swap	(18)	(56)
Other	(411)	(533)
Long-term net deferred tax asset	17,129	16,241
Net deferred tax asset	$24,978	$22,408

As of December 31, 2013 and 2014, the Company’s liabilities for unrecognized tax benefits are included in income taxes payable in the Consolidated Balance Sheets. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the Consolidated Statements of Income. The Company recognized $0.4 million of expense in 2013 and $0.1 million of benefits in 2014, related to interest and penalties. The total amount of interest and penalties included in the Consolidated Balance Sheets was $0.4 million and $0.3 million as of December 31, 2013 and 2014, respectively.

The following table summarizes changes in unrecognized tax benefits, excluding interest and penalties, for the respective periods (in thousands):

	Year Ended December 31,
	2013	2014
Beginning unrecognized tax benefits	$—	$1,745
Additions based on tax positions taken in the current year	1,745	2,085
Gross reductions for tax positions taken in prior years	—	(565)
Settlements with taxing authorities	—	(329)
Ending unrecognized tax benefits	$1,745	$2,936

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is reasonably possible that approximately $0.4 million of unrecognized tax benefits will be reduced in the next twelve months due to expiration of the applicable statutes of limitations. The Company does not anticipate significant changes to other unrecognized tax benefits.

As of December 31, 2014, $2.1 million of the Company’s total unrecognized tax benefits would favorably affect the Company’s effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by taxing authorities, the Company would record additional income tax expense.

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2012, 2013, and 2014 is as follows:

	2012	2013	2014
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.3	4.6	4.2
Other	0.2	0.2	0.3
Effective tax rate	39.5%	39.8%	39.5%

Cash payments for income taxes were $47.4 million in 2012, $26.5 million in 2013, and $30.8 million in 2014.

13.	Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2013 and 2014 is as follows (in thousands except per share data):

	Quarter
2013	First	Second	Third	Fourth
Revenues	$137,506	$131,980	$110,031	$124,083
Income (loss) from operations	29,919	26,257	6,621	(30,096)
Net income (loss)	17,231	15,002	3,149	(18,957)
Net income (loss) per share:
Basic	$1.59	$1.43	$0.30	$(1.80)
Diluted	$1.59	$1.42	$0.30	$(1.80)

	Quarter
2014	First	Second	Third	Fourth
Revenues	$116,468	$112,747	$100,756	$116,070
Income from operations	25,909	23,998	9,216	22,624
Net income	14,783	13,677	4,953	12,943
Net income per share:
Basic	$1.40	$1.29	$0.47	$1.22
Diluted	$1.40	$1.29	$0.46	$1.21

14.	Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

15.	Regulation

The Department of Education (the “Department”) previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department’s regulation, the Department established a negotiated rulemaking committee to consider the issue of gainful employment. The negotiations did not result in the required consensus. On

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 25, 2014, the Department issued a Notice of Proposed Rulemaking for public comment, and on October 31, 2014, the Department published the final regulation which will become effective on July 1, 2015.

The new requirements include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt in relation to earnings, and the discretionary income rate measures student debt in relation to discretionary income. Under the new gainful employment regulation, a program would pass if the program’s graduates:

•	have an annual income rate that does not exceed 8%; or

•	have a discretionary income rate that does not exceed 20%.

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual income rate between 8% and 12%, or a discretionary income rate between 20% and 30%, would be considered to be in a warning zone. A program would fail if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive award years.

If an institution is notified by the Secretary that a program could become ineligible, based on its final rates, for the next award year:

•	the institution must provide a warning with respect to the program to students and prospective students indicating, among other things, that students may not be able to use Title IV funds to attend or continue in the program; and

•	the institution must not enroll, register or enter into a financial commitment with a prospective student until a specified time after providing the warning to the prospective student.

The new regulation also requires institutions to report student and program level data to the Department, and comply with additional disclosure requirements beginning in January 2017.

In addition, the gainful employment regulation requires institutions to certify by December 31, 2015, among other things, that each eligible gainful employment program is programmatically accredited if required by a federal governmental entity or a state governmental entity in the state in which it is located or is otherwise required to obtain state approval, and that the each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter.

The Company does not have adequate guidance or data from the Department to determine definitively the full financial or operational impact, if any, of the new regulations going forward. The requirements associated with the gainful employment regulations will substantially increase our administrative burdens and could affect our student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs will be affected by factors beyond management’s control such as changes in our graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

In November 2014, two organizations filed separate lawsuits against the Department in federal courts seeking to have the new regulation invalidated. Both suits allege that the Department exceeded its statutory authority in promulgating the regulation, that the regulation violates the institution’s constitutional rights, and

STRAYER EDUCATION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that the regulation is arbitrary and capricious. We cannot predict when or how the courts may rule on these lawsuits.

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or Clery Act, including recent changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013, which was signed into law on March 7, 2013. On April 1, 2014, a negotiated rulemaking committee reached consensus on proposed regulations, and on October 20, 2014, the Department promulgated regulations implementing the recent amendments to the Clery Act. In addition, the Department has interpreted Title IX of the Education Amendments of 1972, or Title IX, to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department to require correction action, fine the Company or limit or suspend its participation in Title IV programs, could lead to litigation, and could harm the Company’s reputation.

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department, its Office of Inspector General, state licensing agencies, and accrediting agencies. The Department conducted four campus-based program reviews of Strayer University campuses in three states and the District of Columbia, with one on-site review conducted August 18-20, 2014; one on-site review conducted September 8-11, 2014; and two on-site reviews conducted September 22-26, 2014. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act, and regulations related thereto. On October 21, 2014, the Department issued an Expedited Final Program Review Determination Letter for one of the program reviews conducted the week of September 22, 2014, closing the program review with no further action required by the Company. On November 17, 2014, the Company received a Program Review Report for the program review conducted in August 2014, and provided a response to the Department on December 15, 2014. On January 7, 2015, the Company received a Final Program Review Determination letter from that review, closing the review with no further action required by the Company. While the on-site portions of the other two program reviews have concluded, Strayer University has yet to receive determination letters from these reviews.

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On October 1, 2014, Strayer University received an executed provisional Program Participation Agreement from the Department allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement was issued on a provisional basis because of the Department’s open program reviews. Under the provisional agreement, the only material additional condition that the University must comply with is obtaining Department approval for substantial changes, including the addition of any new location, level of academic offering, non-degree program, or degree program.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2014, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Company’s directors, executive officers, and significant employees:

Name	Age	Position
Directors:
Robert S. Silberman	57	Executive Chairman of the Board
Dr. John T. Casteen III	71	Presiding Independent Director
Dr. Charlotte F. Beason	67	Director
William E. Brock	84	Director
Robert R. Grusky	57	Director
Robert L. Johnson	68	Director
Karl McDonnell	48	Director, Chief Executive Officer
Todd A. Milano	62	Director
G. Thomas Waite, III	63	Director
J. David Wargo	61	Director
Executive Officers and Significant Employees:
Dr. Michael Plater	58	President, Strayer University
Mark C. Brown	55	Executive Vice President and Chief Financial Officer
Kelly J. Bozarth	46	Executive Vice President, Administration
Daniel W. Jackson	40	Senior Vice President and Treasurer

Directors

Mr. Robert S. Silberman was named Strayer’s Executive Chairman of the Board in 2013. He was Chairman of the Board from February 2003 to 2013 and Chief Executive Officer from March 2001 to 2013. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Mr. Silberman has been a Director of Strayer since March 2001. He serves on the Board of Directors of Covanta Holding Company, Par Petroleum, and 21st Century Fox. Mr. Silberman is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.

Dr. John T. Casteen III is the President Emeritus and University Professor at the University of Virginia, where he teaches courses in literature, intellectual history, and public policy. He served as President of the University of Virginia from 1990 through 2010. He was President of the University of Connecticut from 1985 to 1990. From 1982 to 1985, Dr. Casteen served as the Secretary of Education for the Commonwealth of Virginia. Dr. Casteen is on the board of directors of Altria, Inc., and served on the board of directors of Wachovia Corporation until 2008. Dr. Casteen also is director of a number of charitable and privately-held business entities, including ECHO 360, the Virginia Foundation for Community College Education and the Woodrow Wilson International Center for Scholars. Dr. Casteen serves on the Board of Trustees of the Jamestown-Yorktown Foundation. He has chaired the boards of both the College Entrance Examination Board and the Association of American Universities. Dr. Casteen has been a member of the Board since 2011, is Chair of the Nominating Committee of the Board, and currently serves as the Presiding Independent Director. Dr. Casteen holds a bachelor’s degree, master’s degree and a Ph.D. in English from the University of Virginia, as well as several honorary degrees, including degrees from the Universities of Athens (Greece) and Edinburgh (Scotland) and two community colleges in Virginia.

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

Mr. Robert L. Johnson is the Founder and Chairman of The RLJ Companies, an innovative business network that owns or holds interests in businesses operating in hotel real estate investment, private equity, consumer financial services, asset management, automobile dealerships, sports and entertainment, and video lottery terminal (VLT) gaming. Mr. Johnson is the founder of Black Entertainment Television (BET), a subsidiary of Viacom and the leading African-American operated media and entertainment company in the United States, and served as its Chief Executive Officer until January 2006. In 2002, Mr. Johnson became the first African-American majority owner of a major sports franchise, the Charlotte Bobcats of the NBA. From 1976 to 1979, he served as Vice President of Governmental Relations for the National Cable & Telecommunications Association (NCTA). Mr. Johnson also served as Press Secretary for the Honorable Walter E. Fauntroy, Congressional Delegate from the District of Columbia. He serves on the following boards: RLJ Lodging Trust; RLJ Entertainment, Inc.; KB Home; Lowe’s Companies, Inc.; Elevate Credit, Inc.; The Business Council; and the Smithsonian Institution’s National Museum of African American History and Culture. Mr. Johnson has served on the Board since 2003, and is a member of the Compensation Committee of the Board. He holds a bachelor’s degree in social studies from the University of Illinois and a master’s degree in public affairs from the Woodrow Wilson School of Public and International Affairs at Princeton University.

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

Mr. J. David Wargo has been President of Wargo and Company, Inc., an investment management company, since 1993. Mr. Wargo is a co-founder and was a Member of New Mountain Capital, LLC, from 2000 to 2008, and was a Senior Advisor there from 2008 until 2011. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is also a Director of Liberty Global, Inc., Discovery Communications, Inc., and Liberty TripAdvisor Holdings, Inc. Mr. Wargo has served on the Board since 2001 and is Chair of the Compensation Committee of the Board. Mr. Wargo holds a bachelor’s degree in physics and a master’s degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master’s degree in management science from the Sloan School of Management, which is the business school of the Massachusetts Institute of Technology.

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

Mr. Mark C. Brown is Executive Vice President and Chief Financial Officer, having joined Strayer in 2001. He is retiring from this position effective March 1, 2015 and will serve on the Strayer University Board of Trustees. Mr. Brown was previously the Chief Financial Officer of the Kantar Group, the information and consultancy division of WPP Group, a multi-national communications services company. Prior to that, for nearly 12 years, Mr. Brown held a variety of management positions at PepsiCo, Inc., including Director of Corporate Planning for Pepsi Bottling Group and Business Unit Chief Financial Officer for Pepsi-Cola International. Mr. Brown is a Certified Public Accountant who started his career with PricewaterhouseCoopers,

LLP. Mr. Brown holds a bachelor’s degree in accounting from Duke University and a master’s degree in business administration from Harvard University.

Ms. Rosemary J. Rose is Executive Vice President, Operations, having joined Strayer in 2009. Previously, over an eleven year period, Ms. Rose held senior management positions with The Walt Disney Company including Vice President of Food and Beverage and Merchandise Operations and Vice President of Disney University’s Operations Learning and Development for Walt Disney World. During this time, she had responsibility for the lines of business for Food and Beverage and Merchandise for all Walt Disney parks and resorts worldwide. Prior to Disney, Ms. Rose held a variety of senior management positions at Darden Restaurants and the General Mills Restaurant Group. She also held positions with Automatic Data Processing and Barnett Banks. She holds a bachelor’s degree in finance and master’s degree in business administration from the University of Central Florida.

Ms. Kelly J. Bozarth is Executive Vice President, Administration. She joined Strayer in 2008 and has served as Senior Vice President and Chief Business Officer of Strayer University, and as Senior Vice President and Controller of the Company. Previously, Ms. Bozarth held senior management roles in finance and operations in the education sector for five years. Prior to that, she held a variety of senior management positions in finance and in operations with The Walt Disney Company over a 10 year period. Ms. Bozarth is a Certified Public Accountant who began her career at Deloitte and Touche. Ms. Bozarth holds a bachelor’s degree in accounting from Missouri State University and a master’s degree in business administration from Pepperdine University.

Mr. Daniel W. Jackson is Senior Vice President and Treasurer. Effective March 1, 2015, Mr. Jackson will assume the position of Executive Vice President and Chief Financial Officer. Mr. Jackson has been with the company since 2003 and has served as Vice President of Finance, Regional Vice President of Operations, Director of Business Operations, Campus Director, Manager of Financial Analysis, and as an adjunct faculty member. Prior to joining Strayer, Mr. Jackson was an Equity Research Associate with Legg Mason Wood Walker, and Director of Operations for Fairmont Schools, Inc. Mr. Jackson holds a bachelor’s degree in international affairs from the University of Colorado at Boulder, and a master’s degree in business administration from Georgetown University.

Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2014.

Item 11.	Executive Compensation

The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2014.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2014.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2014.

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

Date: February 20, 2015

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

SIGNATURES	TITLE	DATE
/s/ Robert S. Silberman (Robert S. Silberman)	Executive Chairman of the Board	February 20, 2015
/s/ Karl McDonnell (Karl McDonnell)	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2015
/s/ Mark C. Brown (Mark C. Brown)	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2015
/s/ Charlotte F. Beason (Charlotte F. Beason)	Director	February 20, 2015
/s/ William E. Brock (William E. Brock)	Director	February 20, 2015
/s/ John T. Casteen, III (John T. Casteen, III)	Director	February 20, 2015
/s/ Robert R. Grusky (Robert R. Grusky)	Director	February 20, 2015
/s/ Robert L. Johnson (Robert L. Johnson)	Director	February 20, 2015
/s/ Todd A. Milano (Todd A. Milano)	Director	February 20, 2015
/s/ G. Thomas Waite, III (G. Thomas Waite, III)	Director	February 20, 2015
/s/ J. David Wargo (J. David Wargo)	Director	February 20, 2015

Exhibit Index

Exhibit Number	Description
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

10.7†
Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-21039) filed with the Commission on February 14, 2013).

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