Form 10-Q
period 2015-03-31
STRAYER EDUCATION INC
filed 2015-05-08
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of April 17, 2015, there were outstanding 10,973,601 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Condensed Consolidated Balance Sheets at December 31, 2014 and March 31, 2015	3

	Unaudited Condensed Consolidated Statements of Income for the three months ended
	March 31, 2014 and 2015	4

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended
	March 31, 2014 and 2015	4

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three months ended
	March 31, 2014 and 2015	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended
	March 31, 2014 and 2015	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

CERTIFICATIONS

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2014	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$162,283	$188,279
Tuition receivable, net	16,942	14,962
Other current assets	17,426	14,342
Total current assets	196,651	217,583
Property and equipment, net	82,266	80,804
Deferred income taxes	16,241	17,013
Goodwill	6,800	6,800
Other assets	5,857	5,578
Total assets	$307,815	$327,778

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$43,836	$42,905
Income taxes payable	1,286	8,539
Deferred revenue	4,682	5,583
Other current liabilities	281	281
Current portion of term loan	6,250	6,250
Total current liabilities	56,335	63,558
Term loan, less current portion	112,500	110,938
Other long-term liabilities	46,248	46,919
Total liabilities	215,083	221,415
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 10,903,341 and 10,974,034 shares issued and outstanding at December 31, 2014 and March 31, 2015, respectively	109	110
Additional paid-in capital	14,550	17,000
Retained earnings	77,985	89,370
Accumulated other comprehensive income (loss)	88	(117)
Total stockholders’ equity	92,732	106,363
Total liabilities and stockholders’ equity	$307,815	$327,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended March 31,
	2014	2015

Revenues	$116,468	$111,885
Costs and expenses:
Instruction and educational support	59,113	59,697
Marketing	16,314	16,681
Admissions advisory	4,119	3,993
General and administration	11,013	11,655
Total costs and expenses	90,559	92,026
Income from operations	25,909	19,859
Investment income	1	78
Interest expense	1,353	1,273
Income before income taxes	24,557	18,664
Provision for income taxes	9,774	7,279
Net income	$14,783	$11,385
Earnings per share:
Basic	$1.40	$1.08
Diluted	$1.40	$1.06
Weighted average shares outstanding:
Basic	10,529	10,579
Diluted	10,581	10,738

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE

INCOME

(in thousands)

	For the three months ended March 31,
	2014	2015

Net income	$14,783	$11,385
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	75	(205)
Comprehensive income	$14,858	$11,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2013	10,797,464	$108	$7,137	$31,629	$28	$38,902
Tax shortfall associated with stock-based compensation arrangements	—	—	(1,554)	—	—	(1,554)
Restricted stock grants, net of forfeitures and conversions	45,837	—	—	—	—	—
Stock-based compensation	—	—	1,961	—	—	1,961
Change in fair value of derivative instrument, net of income tax	—	—	—	—	75	75
Net income	—	—	—	14,783	—	14,783
Balance at March 31, 2014	10,843,301	$108	$7,544	$46,412	$103	$54,167

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2014	10,903,341	$109	$14,550	$77,985	$88	$92,732
Restricted stock grants, net of forfeitures and conversions	70,693	1	(1)	—	—	—
Stock-based compensation	—	—	2,451	—	—	2,451
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(205)	(205)
Net income	—	—	—	11,385	—	11,385
Balance at March 31, 2015	10,974,034	$110	$17,000	$89,370	$(117)	$106,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the three months ended March 31,
	2014	2015

Cash flows from operating activities:
Net income	$14,783	$11,385
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(70)	(71)
Amortization of deferred rent	(199)	(279)
Amortization of deferred financing costs	195	195
Depreciation and amortization	5,803	4,713
Deferred income taxes	(602)	(426)
Stock-based compensation	1,961	2,451
Changes in assets and liabilities:
Tuition receivable, net	1,338	1,914
Other current assets	926	2,573
Accounts payable and accrued expenses	(336)	(983)
Income taxes payable and income taxes receivable	9,224	7,547
Deferred revenue	3,699	2,504
Other long-term liabilities	(3,505)	(1,131)
Net cash provided by operating activities	33,217	30,392

Cash flows from investing activities:
Purchases of property and equipment	(996)	(2,834)
Net cash used in investing activities	(996)	(2,834)

Cash flows from financing activities:
Payments on term loan	(781)	(1,562)
Net cash used in financing activities	(781)	(1,562)
Net increase in cash and cash equivalents	31,440	25,996
Cash and cash equivalents – beginning of period	94,760	162,283
Cash and cash equivalents – end of period	$126,200	$188,279

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$22	$724

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

All information as of December 31, 2014 and March 31, 2014 and 2015, and for the three months ended March 31, 2014 and 2015 is unaudited, but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

The Company’s educational programs are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. Approximately 96% of the Company’s revenues during the three months ended March 31, 2015 consisted of tuition revenue, which is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. This collectibility assessment considers available sources of funds for the student including Federal Financial Student Aid programs. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

At the start of each academic term, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term is recorded as deferred revenue. The estimated value of scholarship awards which will be realized in the future is deducted from revenue when earned, and is based on historical experience of students who are expected to realize scholarship awards earned as courses are successfully completed. Deferred revenue is recorded as a current or long-term liability in the consolidated balance sheets based on when the benefit is expected to be realized. Revenues also include textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are recognized when earned.

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

Graduation Fund

In the third quarter of 2013, the Company introduced the Graduation Fund, which allows new undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. The Company’s employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in an undergraduate degree program. Students become ineligible to participate in the Graduation Fund if they have more than one consecutive term of non-attendance. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed.

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

The table below presents activity in the Graduation Fund for the quarter ended March 31, 2015 (in thousands):

Balance at December 31, 2014	$9,706
Revenue deferred	3,603
Benefit redeemed	(634)
Balance at March 31, 2015	$12,675

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. At December 31, 2014, the Company had approximately $0.2 million of these unpaid obligations, which are recorded as restricted cash and included in other current assets. There were no amounts payable for these obligations at March 31, 2015.

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

The Company’s tuition receivable and allowance for doubtful accounts were as follows (in thousands):

	December 31, 2014	March 31, 2015
Tuition receivable	$25,777	$23,650
Allowance for doubtful accounts	(8,835)	(8,688)
Tuition receivable, net	$16,942	$14,962

Additionally, approximately $1.6 million and $1.7 million of tuition receivable is included in other assets as of December 31, 2014 and March 31, 2015, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for the quarters ended (in thousands):

	March 31,
	2014	2015
Allowance for doubtful accounts, beginning of period	$10,303	$8,835
Additions charged to expense	4,993	3,470
Write-offs, net of recoveries	(4,454)	(3,617)
Allowance for doubtful accounts, end of period	$10,842	$8,688

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include an acquired trade name, are recorded at fair market value on their acquisition date. An indefinite life was assigned to the trade name because it has the continued ability to generate cash flows indefinitely.

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment as of September 30 of each year, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test.

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

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 10,903,341 and 10,974,034 shares were issued and outstanding as of December 31, 2014 and March 31, 2015, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three months ended March 31, 2014 and 2015 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

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

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	For the three months ended March 31,
	2014	2015
Weighted average shares outstanding used to compute basic earnings per share	10,529	10,579
Incremental shares issuable upon the assumed exercise of stock options	—	19
Unvested restricted stock and restricted stock units	52	140
Shares used to compute diluted earnings per share	10,581	10,738

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

The tax years 2011-2014 remain open to examination by federal, state, and local taxing jurisdictions in which the Company is subject.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for doubtful accounts, the useful lives of property and equipment, fair value of future contractual operating lease obligations, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill, intangible assets and the interest rate swap arrangement, and the provision for income taxes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. An amendment to ASU 2014-09 was recently proposed to defer the effective date to fiscal years beginning after December 15, 2017, and early adoption is permitted. The Company currently is evaluating the impact that the standard will have on its financial condition, results of operations, and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”). The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015. The new guidance will be applied on a retrospective basis and early adoption is permitted. The Company currently is evaluating the impact that the standard will have on its financial condition, results of operations, and disclosures.

3.	Restructuring and Related Charges

In October 2013, the Company implemented a restructuring to better align the Company’s resources with its current student enrollments.  This restructuring, which occurred primarily in the fourth quarter of 2013, included the closing of approximately 20 physical locations and reductions in the number of campus-based and corporate employees. The Company recorded approximately $36.0 million of aggregate charges representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods the Company ceased using the respective facilities. Lease obligations, some of which continue through 2022, are measured at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases discounted at the Company’s marginal borrowing rate of 4.5%, partially offset by estimated future sublease rental income, which involves significant judgment. The Company’s estimate of the amount and timing of sublease rental income considers subleases that have been executed and subleases expected to be executed, based on current commercial real estate market data and conditions, and other qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.

The following details the changes in the Company’s restructuring liability for lease and related costs during the three months ended March 31, 2015 (in thousands):

Balance at December 31, 2014(1)	$27,283
Non-cash adjustments(2)	112
Payments	(1,765)
Balance at March 31, 2015(1)	$25,630

(1)

The current portion of restructuring liabilities was $6.0 million and $5.7 million as of December 31, 2014 and March 31, 2015, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities in the unaudited condensed consolidated balance sheets.

(2)	Non-cash adjustments for lease and related costs include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements signed during the period.

4.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$10,076	$10,076	$—	$—
Total assets at fair value on a recurring basis	$10,076	$10,076	$—	$—
Liabilities:
Other liabilities:
Deferred payments	$2,688	$—	$—	$2,688
Interest rate swap	192	—	192	—
Total liabilities at fair value on a recurring basis	$2,880	$—	$192	$2,688

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,275	$8,275	$—	$—
Interest rate swap	143	—	143	—
Total assets at fair value on a recurring basis	$8,418	$8,275	$143	$—
Liabilities:
Other liabilities:
Deferred payments	$2,398	$—	$—	$2,398
Total liabilities at fair value on a recurring basis	$2,398	$—	$—	$2,398

The Company measures the above items on a recurring basis at fair value as follows:

●	Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s cash and cash equivalents not held in money market funds at December 31, 2014 and March 31, 2015 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

●	Interest rate swap — The Company has an interest rate swap with a notional amount of $117.2 million as of March 31, 2015, used to minimize the interest rate exposure and fix the variable interest rate on the Company’s variable rate debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

●	Deferred payments — The Company acquired certain assets and entered into a deferred payment arrangement with one of the sellers in connection with an acquisition completed in 2011, which is classified within Level 3 as there is no liquid market for similarly priced instruments. The deferred payment is valued using a discounted cash flow model that encompasses significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the program matures.

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

At March 31, 2015, the carrying value of the Company’s debt was $117.2 million. All of the Company’s debt is variable interest rate debt and is classified within Level 2 because it is valued using market observable inputs. The Company has determined that the carrying amount approximates fair value.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the three months ended March 31, 2014 or 2015. Assets measured at fair value on a non-recurring basis are assessed for impairment annually at September 30, or more frequently if circumstances indicate an impairment may have occurred. No such circumstances existed, and, as of December 31, 2014 and March 31, 2015, $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets are included in other assets in the Company’s consolidated balance sheets.

Changes in the fair value of the Company’s Level 3 liability that was outstanding throughout the three months ended March 31, 2015 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2014	$2,398
Amounts earned	(171)
Adjustments to fair value	461
Transfers in or out of Level 3	—
Balance at March 31, 2015	$2,688

5.	Term Loan and Revolving Credit Facility

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

Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on the Company’s leverage ratio. The Company is party to an interest rate swap arrangement that fixes its interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving portion of the Amended Credit Facility. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

●	a leverage ratio of not greater than 2 to 1. Leverage ratio is defined as the ratio of total debt to trailing four-quarter EBITDA (earnings before interest, taxes, depreciation, amortization and non-cash charges such as stock-based compensation).

●	a coverage ratio of not less than 1.75 to 1. Coverage ratio is defined as the ratio of trailing four-quarter EBITDA and rent expense to trailing four-quarter interest and rent expense.

●	a Department of Education Financial Responsibility Composite Score of not less than 1.5.

The Company was in compliance with all the terms of the Amended Credit Facility as of March 31, 2015.

During the three months ended March 31, 2014 and 2015, the Company paid cash interest of $1.2 million and $1.1 million, respectively. As of March 31, 2015, the Company had $117.2 million outstanding under the term loan facility and no balance outstanding under the revolving credit facility.

Debt and short-term borrowings consist of the following as of March 31, 2015 (in thousands):

Term loan	$117,188
Revolving credit facility	—
Total debt	117,188
Less: Current portion of long-term debt	6,250
Long-term debt	$110,938

Aggregate debt maturities as of March 31, 2015 are as follows (in thousands):

2015	$4,688
2016	112,500
$117,188

Interest Rate Swap

The Company is party to an interest rate swap on the outstanding balance of the Amended Credit Facility in order to minimize the interest rate exposure on the balance of the term loan facility (the “Swap”). The Swap effectively fixes the variable interest rate on the associated term loan at a rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio, rather than being subject to fluctuations in the LIBOR rate. The term of the Swap effectively matches the term of the underlying term loan facility. The Swap has been designated as a cash flow hedge and has been deemed effective in accordance with the Derivatives and Hedging Topic, ASC 815. The Company expects the Swap to continue to be deemed effective for the duration of the Swap. The fair value of the Swap as of March 31, 2015 is included in other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets.

6.	Stock Options, Restricted Stock and Restricted Stock Units

In April 2011, the Company’s stockholders approved the Strayer Education, Inc. 2011 Equity Compensation Plan (the “2011 Plan”), which provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the 2011 Plan is ten years. On May 5, 2015, the Company’s shareholders approved the Strayer Education, Inc. 2015 Equity Compensation Plan (see Note 11 below).

In February 2015, the Company’s Board of Directors approved grants of 71,991 shares of restricted stock to certain individuals. These shares, which vest 100% in February 2019, were granted pursuant to the 2011 Plan. The Company’s stock price closed at $70.15 on the date of these restricted stock grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, unless waived by the Board of Directors.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the three months ended March 31, 2015:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2014	524,216	$115.67
Grants	71,991	$70.15
Vested shares	—	$—
Forfeitures	(1,298)	$115.55
Balance, March 31, 2015	594,909	$109.71

Stock Options

The table below sets forth the stock option activity for the three months ended March 31, 2015 and other stock option information at March 31, 2015:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2014	100,000	$51.95	6.0	$2,233
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, March 31, 2015	100,000	$51.95	5.8	$146
Exercisable, March 31, 2015	100,000	$51.95	5.8	$146

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options been exercised on the respective trading day. The amount of intrinsic value will change based on the fair market value of the Company’s common stock.

Valuation and Expense Information under Stock Compensation Topic ASC 718

At March 31, 2015, total stock-based compensation cost which has not yet been recognized was $30.8 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 40 months on a weighted-average basis. Awards of approximately 426,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	For the three months ended March 31,
	2014	2015
Instruction and educational support	$434	$367
Marketing	—	—
Admissions advisory	—	—
General and administration	1,527	2,084
Stock-based compensation expense included in operating expense	1,961	2,451
Tax benefit	781	956
Stock-based compensation expense, net of income tax	$1,180	$1,495

During the three months ended March 31, 2014 the Company recognized a tax shortfall related to share-based payment arrangements of $1.6 million. No restricted stock or restricted stock units vested during the three months ended March 31, 2015. No stock options were exercised during the three months ended March 31, 2014 or 2015.

7.	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31, 2014	March 31, 2015
Loss on facilities not in use	$21,280	$19,911
Deferred revenue, net of current portion	9,654	11,257
Deferred rent and other facility costs	8,646	8,586
Deferred payments related to acquisition	5,198	5,488
Lease incentives	1,056	1,142
Deferred gain on sale of campus building	414	343
Fair value of interest swap (see Note 5)	—	192
	$46,248	$46,919

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

Deferred Payments Related to Acquisition

The Company acquired certain assets and entered into deferred payment arrangements with one of the sellers in connection with an acquisition completed in 2011. The deferred payment arrangements are valued at approximately $2.4 million and $2.7 million as of December 31, 2014 and March 31, 2015, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

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

The Company had $2.6 million of unrecognized tax benefits at March 31, 2015, all of which resulted from tax positions taken prior to the year ended December 31, 2014. As of March 31, 2014, a liability of $1.9 million for uncertain tax positions taken during the year ended December 31, 2013 is included in income taxes payable in the unaudited condensed consolidated balance sheets.

As of December 31, 2014 and March 31, 2015, the Company’s liabilities for unrecognized tax benefits are included in income taxes payable in the unaudited condensed consolidated balance sheets. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income. The Company recognized $0.1 million of benefits in the year ended December 31, 2014 and $10,000 of expense in the three months ended March 31, 2015, related to interest and penalties. As of March 31, 2015, the amount of accrued interest related to uncertain tax positions was not material.

It is reasonably possible that approximately $0.4 million of unrecognized tax benefits will be reduced in the next twelve months due to expiration of the applicable statutes of limitations. The Company does not anticipate significant changes to other unrecognized tax benefits.

As of March 31, 2015, $0.3 million of the Company’s total unrecognized tax benefits would favorably affect the Company’s effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by taxing authorities, the Company would record additional income tax expense.

9.	Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

10.	Regulation

The Company and the University are subject to significant federal, state and regulatory oversight. The U.S. Department of Education (the “Department”) previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department’s regulation, the Department established a negotiated rulemaking committee to consider the issue of gainful employment. The negotiations did not result in the required consensus. On March 25, 2014, the Department issued a Notice of Proposed Rulemaking for public comment, and on October 31, 2014, the Department published the final regulation which will become effective on July 1, 2015.

The new requirements include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt payments in relation to earnings, and the discretionary income rate measures student debt payments in relation to discretionary income. Under the new gainful employment regulation, a program would pass if the program’s graduates:

●	have an annual income rate that does not exceed 8%; or

●	have a discretionary income rate that does not exceed 20%.

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

If an institution is notified by the Secretary of Education that a program could become ineligible, based on its final rates, for the next award year:

●	the institution must provide a warning with respect to the program to students and prospective students indicating, among other things, that students may not be able to use Title IV funds to attend or continue in the program; and

●	the institution must not enroll, register or enter into a financial commitment with a prospective student until a specified time after providing the warning to the prospective student.

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

The Company does not have adequate guidance or data from the Department to determine definitively the full financial or operational impact, if any, of the new regulations going forward. The requirements associated with the gainful employment regulations will substantially increase the Company’s administrative burdens and could affect the University’s student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of the University’s academic programs will be affected by factors beyond management’s control such as changes in graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if the Company were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of the University.

In November 2014, two organizations filed separate lawsuits against the Department in federal courts seeking to have the new regulation invalidated. Both suits allege that the Department exceeded its statutory authority in promulgating the regulation, that the regulation violates the institution’s constitutional rights, and that the regulation is arbitrary and capricious. The Company cannot predict when or how the courts may rule on these lawsuits.

The University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or Clery Act, including recent changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013, and the Department subsequently promulgated regulations implementing the recent amendments to the Clery Act. In addition, the Department has interpreted Title IX of the Education Amendments of 1972, or Title IX, to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department to require corrective action, fine the Company or limit or suspend its participation in Title IV programs, could lead to litigation, and could harm the Company’s reputation.

The University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department, its Office of Inspector General, state licensing agencies, and accrediting agencies. The Department conducted four campus-based program reviews of University campuses in three states and the District of Columbia during the third quarter of 2014, and two of the reviews also covered compliance with the Clery Act, the Drug-Free Schools and Communities Act, and regulations related thereto. The Department issued an Expedited Final Program Review Determination Letter for one of the program reviews, closing the program review with no further action required by the Company. The Company received a Program Review Report for another program review and provided a response to the Department, following which the Company received a Final Program Review Determination letter, closing the review with no further action required by the Company. On March 24, 2015, the Company received a Program Review Report for another program review, and provided a response to the Department on April 21, 2015. On April 29, 2015, the Company received a Final Program Review Determination Letter closing the review and identifying a payment of less than $500 due to the Department of Education based on an underpayment on a return to Title IV calculation. While the on-site portion of the remaining program review has concluded, the University has yet to receive a determination letter from that review.

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On October 1, 2014, the University received an executed provisional Program Participation Agreement from the Department allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement was issued on a provisional basis because of the Department’s open program reviews. Under the provisional agreement, the only material additional condition with which the University must comply is obtaining Department approval for substantial changes, including the addition of any new location, level of academic offering, non-degree program, or degree program.

11.	Subsequent Event

On May 5, 2015, the Company’s stockholders approved the Strayer Education, Inc. 2015 Equity Compensation Plan (the “2015 Plan”). The 2015 Plan replaces the 2011 Plan, which is no longer available for additional grants. The number of shares of common stock reserved for issuance under the 2015 Plan is 500,000 authorized but unissued shares, plus the number of shares available for grant under the 2011 Plan at the time of stockholder approval of the 2015 Plan, and plus the number of shares which may in the future become available under the 2011 Plan due to forfeitures of outstanding awards.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “will,” “forecast,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, rulemaking by the Department of Education and increased focus by the U. S. Congress on for-profit education institutions, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as may be required by law.

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

Strayer University derived approximately 96% of its revenue for the three months ended March 31, 2015 from tuition for educational programs, whether delivered in person at a physical campus or delivered online. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course at the time of enrollment. Tuition revenue is recognized in the quarter of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts and scholarships. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned.

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

Below is a description of the nature of the costs included in our operating expense categories:

●	Instruction and educational support expenses generally contain items of expense directly attributable to educational activities of the University. This expense category includes salaries and benefits of faculty and academic administrators, as well as administrative personnel who support and serve student interests. Instruction and educational support expenses also include costs of educational supplies and facilities, including rent for campus facilities, certain costs of establishing and maintaining computer laboratories and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instruction and educational support expenses.

●	Marketing expenses include the costs of advertising and production of marketing materials and related personnel costs.

●	Admissions advisory expenses include salaries, benefits and related costs of personnel engaged in admissions.

●	General and administration expenses include salaries and benefits of management and employees engaged in accounting, human resources, legal, regulatory compliance, and other corporate functions, along with the occupancy and other related costs attributable to such functions.

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

A typical class is offered in weekly increments over a ten-week period and is followed by an exam. Students who withdraw from a course may be eligible for a refund of tuition charges based on the timing of the withdrawal. The withdrawal date is based on the student’s last date of attendance. Student attendance is based on physical presence in class for on-ground classes. For online classes, attendance consists of logging into one’s course shell and performing an academically related activity (e.g., engaging in a discussion post or taking a quiz).

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

New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in an undergraduate degree program. Students become ineligible to participate in the Graduation Fund if they have more than one consecutive term of non-attendance. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. Revenue and the value of the benefit earned by students participating in the Graduation Fund is recognized based on a systematic and rational allocation of the cost of honoring the benefit earned and claimed to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of a student’s persistence in completing his or her course of study and earning a degree. Each quarter we assess our methodologies and assumptions underlying our estimates and to date any adjustments to our estimates have not been material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is significantly influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. In the first quarter of 2015, bad debt expense as a percentage of revenue was 3.1% compared to 4.3% for 2014. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of March 31, 2015 would have changed our income from operations by approximately $0.3 million.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. During the three months ended March 31, 2014 and 2015, we reduced our estimated liability for leases by approximately $0.9 million and $0.1 million, respectively.

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

Results of Operations

In the first quarter of 2015, we generated $111.9 million in revenue, a 4% decrease compared to the first quarter of 2014, driven primarily by a decline in enrollment of 1% and a 3% decline in revenue per student. Income from operations was $19.9 million for the first quarter of 2015, and includes approximately $0.2 million in adjustments to reduce our liability for losses on facilities no longer in use. Income from operations was $25.9 million for the first quarter of 2014, which includes approximately $0.9 million in adjustments to reduce our liability for losses on facilities no longer in use. Net income was $11.4 million in the first quarter of 2015, including approximately $0.1 million in after-tax benefits from adjustments to the Company’s liability for facilities no longer in use, compared to $14.8 million for the same period in 2014, which reflected approximately $0.6 million in after-tax adjustments related to the restructuring. Diluted earnings per share for the first quarter of 2015 was $1.06 compared to $1.40 for the same period in 2014. Diluted earnings per share for the first quarter of 2015 includes $0.01 per share in after-tax earnings related to the reduction of the Company’s liability for losses on facilities no longer in use, and diluted earnings per share for the same period in 2014 reflects approximately $0.06 per share in after-tax adjustments related to the restructuring.

Key enrollment trends by quarter were as follows:

Enrollment

% Change vs Prior Year

Enrollment trends for us and for the proprietary higher education sector generally have been negative to flat over the past several years. We believe that this is due to sustained levels of high unemployment and the resulting lower confidence in job prospects, combined with the high cost of obtaining a college education and increasing competition.

We cannot predict future enrollments or whether new student enrollment will decline further, stabilize or increase in response to the economy or other factors. However, we have introduced a number of initiatives in response to these declining enrollment trends. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced our undergraduate tuition for new students by 20% beginning in our 2014 winter term and did not increase undergraduate tuition for 2015. We also introduced our Graduation Fund in mid-2013, whereby qualifying students can receive one free course for every three courses successfully completed. The free courses are redeemable in the student’s final academic year.

In 2013, we undertook some restructuring initiatives, including the closing of approximately 20 physical locations. The revenue impact of these initiatives is not known since the University made online classes available to these students. However, we estimate these actions reduced our operating expenses by approximately $50 million in 2014. Additional information can be found in Note 3 of the unaudited condensed consolidated financial statements under the caption “Restructuring and Related Charges.” We believe these measures and others that are embedded in our strategic priorities will allow us to continue to deliver high quality, affordable education which should result in growth for the University over the long-term.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Enrollment. Enrollment at Strayer University for the 2015 winter term, which began January 5, 2015 and ended March 23, 2015, decreased 1% to 40,728 students compared to 41,098 students for the same term in 2014. Across the Strayer University campus and online system, new and continuing student enrollments decreased by 1%.

Revenues. Revenues decreased 4% to $111.9 million in the first quarter of 2015 from $116.5 million in the first quarter of 2014, principally due to a decline in revenue per student of 3% and a decline in enrollment of 1%. The decline in revenue per student is largely attributable to the new pricing structure introduced in early 2014 which reduced tuition for new undergraduate students by approximately 20%, and made them eligible for our Graduation Fund. Revenues for undergraduate students declined 3% in the three months ended March 31, 2015, driven by a decline of 7% in revenue per student, resulting mostly from the new pricing structure for new undergraduate students, offset by an increase in undergraduate enrollment. We expect this decline in revenue per student to continue at the undergraduate level as we continue to enroll more new undergraduate students over time. For graduate students, revenues decreased 6% in the three months ended March 31, 2015, driven by a decline in enrollment of 10%, partially offset by an increase in revenue per student. The increase in graduate revenue per student was primarily due to increased tuition and classes per student compared to the same period in the prior year.

Instruction and educational support expenses. Instruction and educational support expenses increased $0.6 million, or 1%, to $59.7 million in the first quarter of 2015 from $59.1 million in the first quarter of 2014. We recorded approximately $0.9 million in adjustments in the three months ended March 31, 2014 resulting from changes in the timing and expected income from settlements and executed sublease agreements signed during the period, compared to approximately $0.2 million recorded in the three months ended March 31, 2015. Instruction and educational support expenses as a percentage of revenues increased to 53.4% in the first quarter of 2015 from 50.8% in the first quarter of 2014.

Marketing expenses. Marketing expenses increased by $0.4 million, or 2%, to $16.7 million in the first quarter of 2015 from $16.3 million in the first quarter of 2014. Marketing expenses as a percentage of revenues increased to 14.9% in the first quarter of 2015, from 14.0% in the first quarter of 2014.

Admissions advisory expenses. Admissions advisory expenses decreased by $0.1 million, or 3%, to $4.0 million in the first quarter of 2015 from $4.1 million in the first quarter of 2014. Admissions advisory expenses as a percentage of revenues increased slightly to 3.6% in the first quarter of 2015 from 3.5% in the first quarter of 2014.

General and administration expenses. General and administration expenses increased $0.7 million, or 6%, to $11.7 million in the first quarter of 2015 from $11.0 million in the first quarter of 2014. General and administration expenses as a percentage of revenues increased to 10.4% in the first quarter of 2015 from 9.5% in the first quarter of 2014.

Income from operations. Income from operations decreased $6.0 million, or 23%, to $19.9 million in the first quarter of 2015 from $25.9 million in the first quarter of 2014, due to the aforementioned factors.

Interest expense. Interest expense decreased slightly to $1.3 million in the first quarter of 2015 compared to $1.4 million in the first quarter of 2014.

Provision for income taxes. Income tax expense decreased $2.5 million, or 26%, to $7.3 million in the first quarter of 2015 from $9.8 million in the first quarter of 2014, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.0% in the first quarter of 2015, compared to 39.8% for the same period in 2014.

Net income. Net income decreased $3.4 million, or 23%, to $11.4 million in the first quarter of 2015 from $14.8 million in the first quarter of 2014 due to the factors discussed above.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of $188.3 million compared to $162.3 million at December 31, 2014 and $126.2 million at March 31, 2014. At March 31, 2015, most of our excess cash was invested in bank overnight deposits and money market funds.

On November 8, 2012, we entered into a second amended and restated revolving credit and term loan agreement which is secured by our assets and provides for a $100.0 million revolving credit facility and $125.0 million term loan facility with a maturity date of December 31, 2016. Proceeds from the new term loan were used to pay off $77.5 million outstanding under our existing term loan facility. The amended credit facility is used for general corporate purposes and may be used for share repurchases. The amended credit facility is guaranteed by the University and is secured by substantially all of the personal property and assets of the Company and the guarantor.

The term loan portion of the amended credit facility requires quarterly principal payments of $781,250 beginning in March 2013 through December 2014, and $1,562,500 beginning in March 2015. Any remaining principal is payable in full on December 31, 2016. Borrowings bear interest at LIBOR or a base rate plus a margin ranging from 2.00% to 2.50%, depending on our leverage ratio. For the term loan facility, we are party to an interest rate swap arrangement that fixes the interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on our leverage ratio. An unused commitment fee ranging from 0.30% to 0.40%, depending on our leverage ratio, accrues on unused amounts under the revolving portion of the amended credit facility. During the three months ended March 31, 2014 and 2015, we paid cash interest of $1.2 million and $1.1 million, respectively. At March 31, 2015, we had $117.2 million outstanding under the term loan and no balance outstanding under the revolving credit facility. We are obligated to repay $6.3 million of the term loan over the next four calendar quarters.

The amended credit facility contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit facility as of March 31, 2015.

Our net cash from operating activities decreased for the three months ended March 31, 2015 to $30.4 million, as compared to $33.2 million for the same period in 2014. The decrease in net cash from operating activities was largely the result of the change in income from operations from $25.9 million during the three months ended March 31, 2014, to $19.9 million during the three months ended March 31, 2015, partially offset by cash provided by changes in working capital. Capital expenditures were $2.8 million for the three months ended March 31, 2015, compared to $1.0 million for the same period in 2014.

For the three months ended March 31, 2015, we did not repurchase any shares of common stock and, at December 31, 2014, had $70 million in repurchase authorization to use through December 31, 2015. We did not pay a regular quarterly dividend in either 2014 or 2015.

In the first quarter of 2015, bad debt expense as a percentage of revenue was 3.1% compared to 4.3% for 2014. Days sales outstanding was 13 days at the end of the first quarter of 2015 compared to 14 days at the end of the first quarter of 2014.

We have available $100 million under our revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts. Excess cash is invested in money market funds, which is included in cash and cash equivalents at March 31, 2014 and 2015. We earned interest income of approximately $1,000 and $80,000 in three months ended March 31, 2014 and 2015, respectively.

The table below sets forth our contractual commitments associated with operating leases and the revolving credit and term loan facilities as of March 31, 2015.

	Payments due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$185,406	$37,913	$66,461	$46,298	$34,734
Term loan	117,188	6,250	110,938	—	—
Total	$302,594	$44,163	$177,399	$46,298	$34,734

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2015, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

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

ITEM 4:   CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2015. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of March 31, 2015, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings to which we are subject or to which our property is subject.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, except that we have updated one risk factor relating to the Department of Education’s compliance reviews as set forth below. Those risks are incorporated herein by this reference. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”

The following risk factor updates and supersedes the risk factor with the same caption in our Annual Report on Form 10-K for the year ended December 31, 2014.

We are subject to compliance reviews, which, if they resulted in a material finding of non-compliance, could affect our ability to participate in Title IV programs.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and related lawsuits by government agencies, accrediting agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs, and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced plans to increase the number of program reviews by 50% to 300 in 2011. The Department of Education could limit, suspend, or terminate our participation in Title IV programs or impose other penalties such as requiring us to make refunds, pay liabilities, or pay an administrative fine upon a material finding of non-compliance. The Department of Education conducted four campus-based program reviews of Strayer University’s administration of Title IV programs in three states and the District of Columbia during the third quarter of 2014. On October 21, 2014, the Department of Education issued an Expedited Final Program Review Determination Letter for one of the program reviews, closing the program review with no further action required by us. On November 17, 2014, we received a Program Review Report for one of the program reviews, and provided a response to the Department of Education on December 15, 2014. On January 7, 2015, we received a Final Program Review Determination letter from that review, closing the program review with no further action required by us. On March 24, 2015, we received a Program Review Report for another program review, and provided a response to the Department on April 21, 2015. On April 29, 2015, the Company received a Final Program Review Determination Letter closing the review and identifying a payment of less than $500 due to the Department of Education based on an underpayment on a return to Title IV calculation. While the on-site portion of the remaining program review has concluded, Strayer University has yet to receive a determination letter from that review.

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

During the three months ended March 31, 2015, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million at March 31, 2015 for use through December 31, 2015.

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

STRAYER EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: May 8, 2015

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

