Form 10-Q
period 2015-06-30
STRAYER EDUCATION INC
filed 2015-07-30
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of July 15, 2015, there were outstanding 11,028,265 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2014	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$162,283	$195,557
Tuition receivable, net	16,942	15,222
Other current assets	17,426	14,520
Total current assets	196,651	225,299
Property and equipment, net	82,266	80,336
Deferred income taxes	16,241	18,097
Goodwill	6,800	6,800
Other assets	5,857	5,471
Total assets	$307,815	$336,003

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$43,836	$40,733
Income taxes payable	1,286	4,236
Deferred revenue	4,682	8,974
Other current liabilities	281	281
Current portion of term loan	6,250	6,250
Total current liabilities	56,335	60,474
Term loan, less current portion	112,500	109,375
Other long-term liabilities	46,248	45,498
Total liabilities	215,083	215,347
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 10,903,341 and 11,028,265 shares issued and outstanding at December 31, 2014 and June 30, 2015, respectively	109	110
Additional paid-in capital	14,550	19,447
Retained earnings	77,985	101,244
Accumulated other comprehensive income (loss)	88	(145)
Total stockholders’ equity	92,732	120,656
Total liabilities and stockholders’ equity	$307,815	$336,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2015	2014	2015

Revenues	$112,747	$109,750	$229,215	$221,635
Costs and expenses:
Instruction and educational support	59,799	59,245	118,912	118,942
Marketing	13,360	14,670	29,674	31,351
Admissions advisory	4,433	4,062	8,552	8,055
General and administration	11,157	10,844	22,170	22,499
Total costs and expenses	88,749	88,821	179,308	180,847
Income from operations	23,998	20,929	49,907	40,788
Investment income	2	100	3	178
Interest expense	1,281	1,272	2,634	2,545
Income before income taxes	22,719	19,757	47,276	38,421
Provision for income taxes	9,042	7,883	18,816	15,162
Net income	$13,677	$11,874	$28,460	$23,259
Earnings per share:
Basic	$1.29	$1.12	$2.70	$2.20
Diluted	$1.29	$1.11	$2.68	$2.17
Weighted average shares outstanding:
Basic	10,565	10,587	10,547	10,583
Diluted	10,623	10,705	10,602	10,721

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2015	2014	2015

Net income	$13,677	$11,874	$28,460	$23,259
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	(170)	(28)	(95)	(233)
Comprehensive income	$13,507	$11,846	$28,365	$23,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2013	10,797,464	$108	$7,137	$31,629	$28	$38,902
Tax shortfall associated with stock-based compensation arrangements	—	—	(1,811)	—	—	(1,811)
Restricted stock grants, net of forfeitures and conversions	108,379	1	(1)	—	—	—
Stock-based compensation	—	—	4,507	—	—	4,507
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(95)	(95)
Net income	—	—	—	28,460	—	28,460
Balance at June 30, 2014	10,905,843	$109	$9,832	$60,089	$(67)	$69,963

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2014	10,903,341	$109	$14,550	$77,985	$88	$92,732
Tax shortfall associated with stock-based compensation arrangements	—	—	(25)	—	—	(25)
Restricted stock grants, net of forfeitures and conversions	124,924	1	(1)	—	—	—
Stock-based compensation	—	—	4,923	—	—	4,923
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(233)	(233)
Net income	—	—	—	23,259	—	23,259
Balance at June 30, 2015	11,028,265	$110	$19,447	$101,244	$(145)	$120,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six months ended June 30,
	2014	2015

Cash flows from operating activities:
Net income	$28,460	$23,259
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(140)	(140)
Amortization of deferred rent	(471)	(424)
Amortization of deferred financing costs	390	390
Depreciation and amortization	10,827	9,292
Deferred income taxes	(358)	(1,621)
Stock-based compensation	4,507	4,923
Changes in assets and liabilities:
Tuition receivable, net	2,019	1,554
Other current assets	1,042	2,357
Other assets	—	2
Accounts payable and accrued expenses	(5,376)	(2,808)
Income taxes payable and income taxes receivable	6,331	3,387
Deferred revenue	5,922	5,544
Other long-term liabilities	(7,956)	(2,259)
Net cash provided by operating activities	45,197	43,456

Cash flows from investing activities:
Purchases of property and equipment	(2,319)	(7,057)
Net cash used in investing activities	(2,319)	(7,057)

Cash flows from financing activities:
Payments on term loan	(1,562)	(3,125)
Net cash used in financing activities	(1,562)	(3,125)
Net increase in cash and cash equivalents	41,316	33,274
Cash and cash equivalents – beginning of period	94,760	162,283
Cash and cash equivalents – end of period	$136,076	$195,557

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$209	$546

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

All information as of December 31, 2014 and June 30, 2014 and 2015, and for the three and six months ended June 30, 2014 and 2015 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

The Company’s educational programs are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. Approximately 96% of the Company’s revenues during the six months ended June 30, 2015 consisted of tuition revenue, which is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. This collectibility assessment considers available sources of funds for the student including Federal Financial Student Aid programs. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

At the start of each academic term, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term is recorded as deferred revenue. The estimated value of scholarship awards which will be realized in the future is deducted from revenue when earned, and is based on historical student attendance and completion behavior. Deferred revenue is recorded as a current or long-term liability in the consolidated balance sheets based on when the benefit is expected to be realized. Revenues also include textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are recognized when earned.

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

Revenue from students participating in the Graduation Fund is recorded in accordance with the Revenue Recognition Topic, ASC 605-50. The Company allocates the value of benefits estimated to be earned evenly to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be earned in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next twelve months is $6.8 million and is included in deferred revenue within total current liabilities in the unaudited condensed consolidated balance sheets.

The table below presents activity in the Graduation Fund for the six months ended June 30, 2015 (in thousands):

Balance at December 31, 2014	$9,706
Revenue deferred	7,753
Benefit redeemed	(1,845)
Balance at June 30, 2015	$15,614

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. At December 31, 2014 and June 30, 2015, the Company had approximately $0.2 million and $34,000 of these unpaid obligations, respectively, which are recorded as restricted cash and included in other current assets.

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

Tuition Receivable and Allowance for Doubtful Accounts

The Company records tuition receivable and deferred revenue for its students upon the start of the academic term. Therefore, at the end of the quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided and deferred revenue represents advance payments from students for academic services to be provided in the future. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. An allowance for doubtful accounts is established primarily based upon historical collection rates by age of receivable, net of recoveries. These collection rates incorporate historical performance based on a student’s current enrollment status and likelihood of future enrollment. The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience.

The Company’s tuition receivable and allowance for doubtful accounts were as follows (in thousands):

	December 31, 2014	June 30, 2015
Tuition receivable	$25,777	$23,955
Allowance for doubtful accounts	(8,835)	(8,733)
Tuition receivable, net	$16,942	$15,222

Additionally, approximately $1.6 million and $1.8 million of tuition receivable is included in other assets as of December 31, 2014 and June 30, 2015, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for the quarters ended (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2015	2014	2015
Allowance for doubtful accounts, beginning of period	$10,842	$8,688	$10,303	$8,835
Additions charged to expense	3,610	3,553	8,603	7,022
Write-offs, net of recoveries	(5,308)	(3,508)	(9,762)	(7,124)
Allowance for doubtful accounts, end of period	$9,144	$8,733	$9,144	$8,733

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

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 10,903,341 and 11,028,265 shares were issued and outstanding as of December 31, 2014 and June 30, 2015, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three and six months ended June 30, 2014 and 2015 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

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

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2015	2014	2015
Weighted average shares outstanding used to compute basic earnings per share	10,565	10,587	10,547	10,583
Unvested restricted stock	58	118	55	138
Shares used to compute diluted earnings per share	10,623	10,705	10,602	10,721

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 was recently amended to defer the effective date to fiscal years beginning after December 15, 2017, and early adoption is permitted. The Company currently is evaluating the impact that the standard will have on its financial condition, results of operations, and disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”). The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015. The new guidance will be applied on a retrospective basis and early adoption is permitted. The Company currently is evaluating the impact that the standard will have on its financial condition, results of operations, and disclosures.

3.	Restructuring and Related Charges

In October 2013, the Company implemented a restructuring to better align the Company’s resources with its current student enrollments.  This restructuring, which occurred primarily in the fourth quarter of 2013, included the closing of 20 physical locations and reductions in the number of campus-based and corporate employees. The Company recorded approximately $36.0 million of aggregate charges representing the estimated fair value of future contractual operating lease obligations, which were recorded in the periods the Company ceased using the respective facilities. Lease obligations, some of which continue through 2022, are measured at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases discounted at the Company’s marginal borrowing rate of 4.5%, partially offset by estimated future sublease rental income, which involves significant judgment. The Company’s estimate of the amount and timing of sublease rental income considers subleases that have been executed and subleases expected to be executed based on current commercial real estate market data and conditions, and other qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.

The following details the changes in the Company’s restructuring liability for lease and related costs during the six months ended June 30, 2015 (in thousands):

Balance at December 31, 2014(1)	$27,283
Non-cash adjustments(2)	435
Payments	(3,451)
Balance at June 30, 2015(1)	$24,267

(1)	The current portion of restructuring liabilities was $6.0 million and $5.5 million as of December 31, 2014 and June 30, 2015, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities in the unaudited condensed consolidated balance sheets.

(2)	Non-cash adjustments for lease and related costs include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements signed during the period.

4.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$10,082	$10,082	$—	$—
Total assets at fair value on a recurring basis	$10,082	$10,082	$—	$—
Liabilities:
Other liabilities:
Deferred payments	$2,815	$—	$—	$2,815
Interest rate swap	238	—	238	—
Total liabilities at fair value on a recurring basis	$3,053	$—	$238	$2,815

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,275	$8,275	$—	$—
Interest rate swap	143	—	143	—
Total assets at fair value on a recurring basis	$8,418	$8,275	$143	$—
Liabilities:
Other liabilities:
Deferred payments	$2,398	$—	$—	$2,398
Total liabilities at fair value on a recurring basis	$2,398	$—	$—	$2,398

The Company measures the above items on a recurring basis at fair value as follows:

●	Money market funds - The Company holds excess cash in both taxable and tax-exempt money market funds, which are classified in Level 1 and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s cash and cash equivalents not held in money market funds at December 31, 2014 and June 30, 2015 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

●	Interest rate swap - The Company has an interest rate swap with a notional amount of $115.6 million as of June 30, 2015, used to minimize the interest rate exposure and fix the variable interest rate on the Company’s variable rate debt. The swap is classified within Level 2 and is valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments.

●	Deferred payments - The Company acquired certain assets and entered into a deferred payment arrangement with one of the sellers in connection with an acquisition completed in 2011, which is classified within Level 3 as there is no liquid market for similarly priced instruments. The deferred payment is valued using a discounted cash flow model that encompasses significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the program matures.

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

At June 30, 2015, the carrying value of the Company’s debt was $115.6 million. All of the Company’s debt is variable interest rate debt and is classified within Level 2 because it is valued using market observable inputs. The Company has determined that the carrying amount approximates fair value.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the six months ended June 30, 2014 or 2015. Assets measured at fair value on a non-recurring basis are assessed for impairment annually at September 30, or more frequently if circumstances indicate an impairment may have occurred. No such circumstances existed, and, as of December 31, 2014 and June 30, 2015, $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets are included in other assets in the Company’s consolidated balance sheets.

Changes in the fair value of the Company’s Level 3 liability that was outstanding throughout the six months ended June 30, 2015 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2014	$2,398
Amounts earned	(350)
Adjustments to fair value	767
Transfers in or out of Level 3	—
Balance at June 30, 2015	$2,815

5.	Term Loan and Revolving Credit Facility

The Company is party to the Second Amended and Restated Revolving Credit and Term Loan Agreement dated November 9, 2012 (the “Existing Credit Facility”), providing for a $100.0 million revolving credit facility and $125.0 million term loan facility. As discussed in Note 11 below, the Existing Credit Facility was amended on July 2, 2015, and all outstanding borrowings were prepaid in full. The Existing Credit Facility matures on December 31, 2016, and amends and refinances the Company’s original Credit Facility. The term loan portion of the Existing Credit Facility includes required quarterly amortization payments in the amount of $781,250 in the case of each payment made during calendar years 2013 and 2014 (0.625% of the aggregate original principal amount of the term loan facility), and $1,562,500 in the case of each payment made during calendar years 2015 and 2016 (1.25% of the aggregate original principal amount of the term loan facility). The Existing Credit Facility is guaranteed by the Company’s subsidiary and is secured by substantially all of the personal property and assets of the Company and the guarantor.

Borrowings under the Existing Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 2.00% to 2.50%, depending on the Company’s leverage ratio. The Company is party to an interest rate swap arrangement that fixes its interest rate on the entire term loan facility at an effective rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio. In addition, an unused commitment fee ranging from 0.30% to 0.40%, depending on the Company’s leverage ratio, accrues on unused amounts under the revolving portion of the Existing Credit Facility. The Existing Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Existing Credit Facility. In addition, the Existing Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

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

The Company was in compliance with all the terms of the Existing Credit Facility as of June 30, 2015.

During both the three and six months ended June 30, 2015 and 2014, the Company paid cash interest of $1.1 million and $2.2 million, respectively. As of June 30, 2015, the Company had $115.6 million outstanding under the term loan facility and no balance outstanding under the revolving credit facility.

Debt and short-term borrowings consist of the following as of June 30, 2015 (in thousands):

Term loan	$115,625
Revolving credit facility	—
Total debt	115,625
Less: Current portion of long-term debt	6,250
Long-term debt	$109,375

Aggregate debt maturities as of June 30, 2015 are as follows:

2015	$3,125
2016	112,500
$115,625

Interest Rate Swap

The Company is party to an interest rate swap on the outstanding balance of the Existing Credit Facility in order to minimize the interest rate exposure on the balance of the term loan facility (the “Swap”). The Swap effectively fixes the variable interest rate on the associated term loan at a rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio, rather than being subject to fluctuations in the LIBOR rate. The term of the Swap effectively matches the term of the underlying term loan facility. The Swap has been designated as a cash flow hedge and has been deemed effective in accordance with the Derivatives and Hedging Topic, ASC 815. As discussed in Note 11 below, the Swap was terminated and settled in full upon prepayment of the term loan balance of the Existing Credit Facility. The fair value of the Swap as of June 30, 2015 is included in other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets.

6.	Stock Options, Restricted Stock and Restricted Stock Units

On May 5, 2015, the Company’s shareholders approved the Strayer Education, Inc. 2015 Equity Compensation Plan (the “2015 Plan”), which replaces the Strayer Education, Inc. 2011 Equity Compensation Plan (the “2011 Plan”). The 2015 Plan provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the 2015 Plan is ten years. The number of shares of common stock reserved for issuance under the 2015 Plan is 500,000 authorized but unissued shares, plus the number of shares available for grant under the 2011 Plan at the time of stockholder approval of the 2015 Plan, and plus the number of shares which may in the future become available under the 2011 Plan due to forfeitures of outstanding awards.

In February 2015, the Company’s Board of Directors approved grants of 71,991 shares of restricted stock to certain employees. These shares, which vest 100% in February 2019, were granted pursuant to the 2011 Plan. The Company’s stock price closed at $70.15 on the date of these restricted stock grants.

In May 2015, the Company’s Board of Directors approved grants of 40,867 shares of restricted stock. These shares, which vest in their entirety four years from the date of grant, were granted pursuant to the 2015 Plan. The Company’s Board of Directors also approved grants of 13,797 shares of restricted stock. These shares, which vest over a three-year period, were awarded to non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program and pursuant to the 2015 Plan. The Company’s stock price closed at $48.94 on the date of these restricted stock grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, unless waived by the Board of Directors.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the six months ended June 30, 2015:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2014	524,216	$115.67
Grants	126,655	$61.00
Vested shares	(13,725)	$52.94
Forfeitures	(1,731)	$115.55
Balance, June 30, 2015	635,415	$104.64

Stock Options

The table below sets forth the stock option activity and other stock option information as of and for the six months ended June 30, 2015:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2014	100,000	$51.95	6.0	$2,233
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, June 30, 2015	100,000	$51.95	5.5	$—
Exercisable, June 30, 2015	100,000	$51.95	5.5	$—

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options been exercised on the respective trading day. The amount of intrinsic value will change based on the fair market value of the Company’s common stock.

Valuation and Expense Information under Stock Compensation Topic ASC 718

At June 30, 2015, total stock-based compensation cost which has not yet been recognized was $30.8 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 38 months on a weighted-average basis. Awards of approximately 467,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2015	2014	2015
Instruction and educational support	$475	$546	$909	$914
Marketing	—	—	—	—
Admissions advisory	—	—	—	—
General and administration	2,071	1,926	3,598	4,009
Stock-based compensation expense included in operating expense	2,546	2,472	4,507	4,923
Tax benefit	1,013	986	1,794	1,942
Stock-based compensation expense, net of income tax	$1,533	$1,486	$2,713	$2,981

During the six months ended June 30, 2014 and 2015, the Company recognized a tax shortfall related to share-based payment arrangements of $1.8 million and $25,000, respectively. No stock options were exercised during the six months ended June 30, 2014 or 2015.

7.	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31, 2014	June 30, 2015
Loss on facilities not in use	$21,280	$18,752
Deferred revenue, net of current portion	9,654	10,906
Deferred rent and other facility costs	8,646	8,570
Deferred payments related to acquisition	5,198	5,615
Lease incentives	1,056	1,144
Deferred gain on sale of campus building	414	273
Fair value of interest rate swap (see Note 5)	—	238
	$46,248	$45,498

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

Deferred Payments Related to Acquisition

The Company acquired certain assets and entered into deferred payment arrangements with one of the sellers in connection with an acquisition completed in 2011. The deferred payment arrangements are valued at approximately $2.4 million and $2.8 million as of December 31, 2014 and June 30, 2015, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

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

The Company had $2.6 million of unrecognized tax benefits at June 30, 2015, all of which resulted from tax positions taken prior to the year ended December 31, 2014. As of June 30, 2015, the Company had a liability of $0.9 million for uncertain tax positions taken during the year ended December 31, 2013. The Company also recognized approximately $0.1 million of benefits in the six months ended June 30, 2014 and approximately $0.1 million of expense in the six months ended June 30, 2015, related to interest and penalties.

It is reasonably possible that approximately $0.3 million of unrecognized tax benefits will be reduced in the next twelve months due to expiration of the applicable statutes of limitations. The Company does not anticipate significant changes to other unrecognized tax benefits.

As of June 30, 2015, approximately $0.4 million of the Company’s total unrecognized tax benefits would favorably affect the Company’s effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by taxing authorities, the Company would record additional income tax expense.

9.	Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company or its property are subject.

10.	Regulation

The Company and the University are subject to significant federal, state and regulatory oversight. The U.S. Department of Education (the “Department”) previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department’s regulation, the Department established a negotiated rulemaking committee to consider the issue of gainful employment. The negotiations did not result in the required consensus. On March 25, 2014, the Department issued a Notice of Proposed Rulemaking for public comment, and on October 31, 2014, the Department published the final regulation which became effective on July 1, 2015.

The new requirements include two debt-to-earnings measures, consisting of an annual earnings rate and a discretionary income rate. The annual earnings rate measures student debt payments in relation to earnings, and the discretionary income rate measures student debt payments in relation to discretionary income. Under the new gainful employment regulation, a program would pass if the program’s graduates:

●	have an annual earnings rate that does not exceed 8%; or

●	have a discretionary income rate that does not exceed 20%.

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual earnings rate between 8% and 12%, or a discretionary income rate between 20% and 30%, would be considered to be in a warning zone. A program would fail if the program’s graduates have an annual earnings rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive award years.

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

The new regulation also requires institutions to report student and program level data to the Department, beginning in July 2015 for award years through June 30, 2014, and comply with additional disclosure requirements, beginning in January 2017 for the program year ending June 30, 2016.

In addition, the gainful employment regulation requires institutions to certify by December 31, 2015, among other things, that each eligible gainful employment program is programmatically accredited if required by a federal governmental entity or a state governmental entity in the state in which it is located or is otherwise required to obtain state approval. The institution must also certify that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter.

The Company does not have adequate guidance or data from the Department to determine definitively the full financial or operational impact, if any, of the new regulations going forward. The requirements associated with the gainful employment regulations will substantially increase the Company’s administrative burdens and could affect the University’s student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of the University’s academic programs will be affected by factors beyond management’s control such as changes in graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if the Company were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to pass at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of the University.

In November 2014, two organizations filed separate lawsuits against the Department in federal courts seeking to have the new regulation invalidated. Both suits alleged that the Department exceeded its statutory authority in promulgating the regulation, that the regulation violates the institutions’ constitutional rights, and that the regulation is arbitrary and capricious. In both cases, the courts dismissed the lawsuits, upholding the regulation.

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

The University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department, its Office of Inspector General, state licensing agencies, and accrediting agencies. The Department conducted four campus-based program reviews of University campuses in three states and the District of Columbia during the third quarter of 2014, and two of the reviews also covered compliance with the Clery Act, the Drug-Free Schools and Communities Act, and regulations related thereto. The Department issued an Expedited Final Program Review Determination Letter for one of the program reviews, closing the program review with no further action required by the Company. The Company received a Program Review Report for another program review and provided a response to the Department, following which the Company received a Final Program Review Determination letter, closing the review with no further action required by the Company. On March 24, 2015, the Company received a Program Review Report for another program review, and provided a response to the Department on April 21, 2015. On April 29, 2015, the Company received a Final Program Review Determination Letter closing the review and identifying a payment of less than $500 due to the Department of Education based on an underpayment on a return to Title IV calculation. The Company remitted payment, and received a letter from the Department on May 26, 2015, indicating that no further action was required and that the matter was closed. While the on-site portion of the remaining program review has concluded, the University has yet to receive a determination letter from that review.

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

On July 2, 2015, the Company entered into an amendment to the Existing Credit Facility with its subsidiary the University, and other lenders (the “Amended Credit Facility”). Concurrent with entering into the Amended Credit Facility, the Company prepaid the outstanding principal balance of the term loan and terminated the Swap.

The Amended Credit Facility, among other things (i) increases the total commitments under the revolving credit facility (the “Revolver”) from $100 million to $150 million, and (ii) provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans in an amount up to $50 million in the aggregate in the future. The maturity date of the Amended Credit Facility is July 2, 2020.

In addition, the Amended Credit Facility provides that (i) borrowings under the Revolver will bear interest at a per annum rate equal to, at the Company’s election, LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25% (in lieu of the previous range from 2.00% to 2.50%), depending on the Company’s leverage ratio, and (ii) the quarterly unused commitment fee shall be equal to a percentage ranging from 0.25% to 0.35% per annum (in lieu of the previous range from 0.30% to 0.40% per annum) depending on the Company’s leverage ratio, times the daily unused amount under the Revolver.

Except for the changes implemented by the amendment, all other remaining terms of the Existing Credit Agreement, including the requirements that the Company satisfy certain financial maintenance covenants, remain in full force and effect.

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

Strayer University derived approximately 96% of its revenue for the three and six months ended June 30, 2015 from tuition for educational programs, whether delivered in person at a physical campus or delivered online. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course at the time of enrollment. Tuition revenue is recognized in the quarter of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts and scholarships. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned.

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

Revenue recognition – Like many traditional institutions, Strayer University offers its educational programs on a quarter system having four academic terms, which coincide with our quarterly financial reporting periods. At the start of each academic term, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid upfront in cash. Any cash received prior to the start of an academic term is recorded as deferred revenue.

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

New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in an undergraduate degree program. Students become ineligible to participate in the Graduation Fund if they have more than one consecutive term of non-attendance. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. Revenue and the value of the benefit earned by students participating in the Graduation Fund is recognized based on a systematic and rational allocation of the cost of honoring the benefit earned and claimed to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of student persistence toward completion of a course of study. Each quarter we assess our methodologies and assumptions underlying our estimates and to date any adjustments to our estimates have not been material.

Tuition receivable – We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is significantly influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. In both the second quarter of 2015 and 2014, bad debt expense as a percentage of revenue was 3.2%. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of June 30, 2015 would have changed our income from operations by approximately $0.3 million.

Accrued lease and related costs – We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. During the six months ended June 30, 2015 and 2014, we reduced our estimated liability for leases by approximately $0.1 million and $2.3 million, respectively.

Other estimates – We record estimates for certain of our accrued expenses and income tax liabilities. We estimate the useful lives of our property and equipment. We periodically assess goodwill and intangible assets for impairment. We assess the value of our interest rate swap arrangement every quarter. We periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.

Results of Operations

In the second quarter of 2015, we generated $109.8 million in revenue, a 3% decrease compared to the second quarter of 2014, driven primarily by a 1% decline in enrollment and a 2% decline in revenue per student. Income from operations was $20.9 million for the second quarter of 2015, and includes approximately $0.1 million in adjustments to our liability for losses on facilities no longer in use. Income from operations was $24.0 million for the second quarter of 2014, which includes approximately $1.4 million in adjustments to reduce our liability for losses on facilities no longer in use. Net income was $11.9 million in the second quarter of 2015, including approximately $0.1 million in after-tax charges to the Company’s liability for facilities no longer in use, compared to $13.7 million for the same period in 2014, which reflected approximately $0.8 million in after-tax earnings related to the restructuring. Diluted earnings per share for the second quarter of 2015 was $1.11 compared to $1.29 for the same period in 2014. For the second quarter of 2015 the after-tax adjustments related to the restructuring had no impact on diluted earnings per share. Diluted earnings per share for the same period in 2014 reflects approximately $0.08 per share in after-tax adjustments related to the restructuring.

Key enrollment trends by quarter were as follows:

Enrollment

% Change vs Prior Year

Enrollment trends for us and for the proprietary higher education sector generally have been negative to flat over the past several years. We believe that this is due to lower confidence in job prospects, combined with the high cost of obtaining a college education and increasing competition.

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

In 2013, we undertook some restructuring initiatives, including the closing of 20 physical locations. The revenue impact of these initiatives is not known since the University made online classes available to these students. However, we estimate these actions reduced our operating expenses by approximately $50 million in 2014. Additional information can be found in Note 3 of the unaudited condensed consolidated financial statements under the caption “Restructuring and Related Charges.” We believe these measures and others that are embedded in our strategic priorities will allow us to continue to deliver high quality, affordable education which should result in growth for the University over the long-term.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Enrollment. Enrollment at Strayer University for the 2015 spring term, which began April 6, 2015 and ended June 22, 2015, decreased 1% to 40,875 students compared to 41,327 students for the same term in 2014. Across the Strayer University campus and online system, new and continuing student enrollments decreased by 1%.

Revenues. Revenues decreased 3% to $109.8 million in the second quarter of 2015 from $112.7 million in the second quarter of 2014, principally due to a decline in enrollment of 1% and a decline in revenue per student of 2%. The decline in revenue per student is largely attributable to the new pricing structure introduced in early 2014 which reduced tuition for new undergraduate students by approximately 20%, and made them eligible for our Graduation Fund which enables qualifying undergraduate students to receive up to an additional 25% reduction to their tuition. Revenues for undergraduate students declined 0.2% in the three months ended June 30, 2015, driven by a decline of 4% in revenue per student, resulting mostly from the new pricing structure for new undergraduate students, offset by an increase in undergraduate enrollment. We expect this decline in revenue per student to continue at the undergraduate level as we continue to enroll more new undergraduate students eligible for the new pricing structure over time. For graduate students, revenues decreased 8% in the three months ended June 30, 2015, driven by a decline in enrollment of 11%, partially offset by an increase in revenue per student. The increase in graduate revenue per student was primarily due to increased tuition and classes per student compared to the same period in the prior year.

Instruction and educational support expenses. Instruction and educational support expenses decreased $0.6 million, or 1%, to $59.2 million in the second quarter of 2015 from $59.8 million in the second quarter of 2014. We recorded approximately $1.4 million in adjustments in the three months ended June 30, 2014 resulting from changes in the timing and expected income from settlements and executed sublease agreements signed during the period, compared to approximately $0.1 million recorded in the three months ended June 30, 2015. Instruction and educational support expenses as a percentage of revenues increased to 54.0% in the second quarter of 2015 from 53.0% in the second quarter of 2014.

Marketing expenses. Marketing expenses increased by $1.3 million, or 10%, to $14.7 million in the second quarter of 2015 from $13.4 million in the second quarter of 2014. Marketing expenses as a percentage of revenues increased to 13.4% in the second quarter of 2015, from 11.8% in the second quarter of 2014.

Admissions advisory expenses. Admissions advisory expenses decreased by $0.3 million, or 8%, to $4.1 million in the second quarter of 2015 from $4.4 million in the second quarter of 2014. Admissions advisory expenses as a percentage of revenues decreased slightly to 3.7% in the second quarter of 2015 from 3.9% in the second quarter of 2014.

General and administration expenses. General and administration expenses decreased $0.4 million, or 3%, to $10.8 million in the second quarter of 2015 from $11.2 million in the second quarter of 2014. General and administration expenses as a percentage of revenues were 9.9% in both the second quarter of 2015 and 2014.

Income from operations. Income from operations decreased $3.1 million, or 13%, to $20.9 million in the second quarter of 2015 from $24.0 million in the second quarter of 2014, due to the aforementioned factors.

Interest expense. Interest expense was $1.3 million in the second quarter of 2015 and 2014.

Provision for income taxes. Income tax expense decreased $1.1 million, or 13%, to $7.9 million in the second quarter of 2015 from $9.0 million in the second quarter of 2014, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.9% in the second quarter of 2015, compared to 39.8% for the same period in 2014.

Net income. Net income decreased $1.8 million, or 13%, to $11.9 million in the second quarter of 2015 from $13.7 million in the second quarter of 2014 due to the factors discussed above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Enrollment. Average enrollment decreased 1% to 40,802 students for the six months ended June 30, 2015 compared to 41,213 students for the same period in 2014.

Revenues. Revenues decreased 3% to $221.6 million in the six months ended June 30, 2015 from $229.2 million in the six months ended June 30, 2014, principally due to a decline in enrollment of 1% and a decline in revenue per student of 2%. The decline in revenue per student is largely attributable to the new pricing structure introduced in early 2014 which reduced tuition for new undergraduate students by approximately 20%, and made them eligible for our Graduation Fund which enables qualifying undergraduate students to receive up to an additional 25% reduction to their tuition. Revenues for undergraduate students declined 1% in the six months ended June 30, 2015, driven by a decline of 6% in revenue per student, resulting mostly from the new pricing structure for new undergraduate students, offset by an increase in undergraduate enrollment. We expect this decline in revenue per student to continue at the undergraduate level as we continue to enroll more new undergraduate students eligible for the new pricing structure over time. For graduate students, revenues decreased 7% in the six months ended June 30, 2015, driven by a decline in enrollment of 11%, partially offset by an increase in revenue per student. The increase in graduate revenue per student was primarily due to increased tuition and classes per student compared to the same period in the prior year.

Instruction and educational support expenses. Instruction and educational support expenses was $118.9 million in both the six months ended June 30, 2015 and 2014. We recorded approximately $2.3 million in adjustments in the six months ended June 30, 2014 resulting from changes in the timing and expected income from settlements and executed sublease agreements signed during the period, compared to approximately $0.1 million recorded in the six months ended June 30, 2015. Instruction and educational support expenses as a percentage of revenues increased to 53.7% in the six months ended June 30, 2015 from 51.9% in the six months ended June 30, 2014.

Marketing expenses. Marketing expenses increased by $1.7 million, or 6%, to $31.4 million in the six months ended June 30, 2015 from $29.7 million in the six months ended June 30, 2014. Marketing expenses as a percentage of revenues increased to 14.1% in the six months ended June 30, 2015, from 12.9% in the six months ended June 30, 2014.

Admissions advisory expenses. Admissions advisory expenses decreased by $0.5 million, or 6%, to $8.1 million in the six months ended June 30, 2015 from $8.6 million in the six months ended June 30, 2014. Admissions advisory expenses as a percentage of revenues decreased slightly to 3.6% in the six months ended June 30, 2015 from 3.7% in the six months ended June 30, 2014.

General and administration expenses. General and administration expenses increased $0.3 million, or 2%, to $22.5 million in the six months ended June 30, 2015 from $22.2 million in the six months ended June 30, 2014. General and administration expenses as a percentage of revenues increased to 10.2% in the six months ended June 30, 2015 from 9.7% in the six months ended June 30, 2014.

Income from operations. Income from operations decreased $9.1 million, or 18%, to $40.8 million in the six months ended June 30, 2015 from $49.9 million in the six months ended June 30, 2014, due to the aforementioned factors.

Interest expense. Interest expense decreased slightly to $2.5 million in the six months ended June 30, 2015 compared to $2.6 million in the six months ended June 30, 2014.

Provision for income taxes. Income tax expense decreased $3.6 million, or 19%, to $15.2 million in the six months ended June 30, 2015 from $18.8 million in the six months ended June 30, 2014, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% in the six months ended June 30, 2015, compared to 39.8% for the six months ended June 30, 2014.

Net income. Net income decreased $5.2 million, or 18%, to $23.3 million in the six months ended June 30, 2015 from $28.5 million in the six months ended June 30, 2014, due to the factors discussed above.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $195.6 million compared to $162.3 million at December 31, 2014 and $136.1 million at June 30, 2014. At June 30, 2015, most of our excess cash was invested in bank overnight deposits and money market funds.

We are party to a revolving credit and term loan agreement which is secured by our assets and provided for a $100.0 million revolving credit facility and $125.0 million term loan facility with an original maturity date of December 31, 2016. On July 2, 2015, we used approximately $116 million of our existing cash and cash equivalents to prepay our term loan and terminate an interest rate swap as part of an amendment to our credit and term loan agreement. We also paid approximately $0.9 million in transaction fees in connection with the amendment. The amended credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The amended credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility after prepayment of the term loan facility.

Borrowings under the revolving credit facility will bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25% (compared to 2.00% to 2.50% under the prior credit facility), depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35% (compared to 0.30% to 0.40% under the prior credit facility), depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. During both the six months ended June 30, 2014 and 2015, we paid cash interest of $2.2 million.

The amended credit agreement is guaranteed by the University and is secured by substantially all of the personal property and assets of the Company and the guarantor. The amended credit agreement contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit agreement as of June 30, 2015.

Our net cash from operating activities decreased for the six months ended June 30, 2015 to $43.5 million, as compared to $45.2 million for the same period in 2014. The decrease in net cash from operating activities was largely the result of the change in income from operations from $49.9 million during the six months ended June 30, 2014, to $40.8 million during the six months ended June 30, 2015, partially offset by cash provided by changes in working capital. Capital expenditures were $7.1 million for the six months ended June 30, 2015, compared to $2.3 million for the same period in 2014.

For the six months ended June 30, 2015, we did not repurchase any shares of common stock and, at December 31, 2014, had $70 million in repurchase authorization to use through December 31, 2015. We did not pay a regular quarterly dividend in either 2014 or 2015.

In both the second quarter of 2015 and 2014, bad debt expense as a percentage of revenue was 3.2%. Days sales outstanding was 14 days at the end of both the second quarter of 2015 and 2014.

We have available $150 million under our revolving credit facility, plus an option to increase funds available by an additional $50 million. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts. Excess cash is invested in money market funds, which is included in cash and cash equivalents at June 30, 2014 and 2015. We earned interest income of approximately $3,000 and $0.2 million in the six months ended June 30, 2014 and 2015, respectively.

The table below sets forth our contractual commitments associated with operating leases and the revolving credit and term loan facilities as of June 30, 2015. Although they have been paid in the past, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$182,821	$37,731	$66,283	$45,873	$32,934
Term loan	115,625	6,250	109,375	—	—
Total	$298,446	$43,981	$175,658	$45,873	$32,934

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2015, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On July 2, 2015, we amended our revolving credit and term loan agreement which now provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $1.5 million in interest expense per year assuming the entire $150 million revolving credit facility were utilized.

ITEM 4:   CONTROLS AND PROCEDURES

a)

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2015. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of June 30, 2015, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings to which we or our property are subject.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Those risks are incorporated herein by this reference. The risks described in our Annual Report on Form 10-K and in our Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million at June 30, 2015 for use during the remainder of 2015.

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
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: July 30, 2015

Exhibit Index

Exhibit	Description
10.1	Strayer Education, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 5, 2015).

10.2	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 2, 2015, among the Company, Strayer University, LLC, SunTrust Bank, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2015).

10.3	Supplement and Joinder Agreement, dated as of July 2, 2015, among the Company, Strayer University, LLC, SunTrust Bank, as Administrative Agent, and other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document

101.	SCH XBRL Schema Document

101.	CAL XBRL Calculation Linkbase Document

101.	DEF XBRL Definition Linkbase Document

101.	LAB XBRL Label Linkbase Document

101.	PRE XBRL Presentation Linkbase Document

