Form 10-Q
period 2015-09-30
STRAYER EDUCATION INC
filed 2015-10-30
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of October 15, 2015, there were outstanding 11,027,177 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets at December 31, 2014 and September 30, 2015	3

Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2015	4

Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2015	4

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2014 and 2015	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2015	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Mine Safety Disclosures	26

Item 5. Other Information	26

Item 6. Exhibits	26

SIGNATURES	27

CERTIFICATIONS

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2014	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$162,283	$86,917
Tuition receivable, net	16,942	17,064
Other current assets	17,426	15,745
Total current assets	196,651	119,726
Property and equipment, net	82,266	78,589
Deferred income taxes	16,241	19,471
Goodwill	6,800	6,800
Other assets	5,857	5,687
Total assets	$307,815	$230,273

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$43,836	$44,459
Income taxes payable	1,286	1,054
Deferred revenue	4,682	11,741
Other current liabilities	281	281
Current portion of term loan	6,250	—
Total current liabilities	56,335	57,535
Term loan, less current portion	112,500	—
Other long-term liabilities	46,248	45,561
Total liabilities	215,083	103,096
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 10,903,341 and 11,028,265 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively	109	110
Additional paid-in capital	14,550	22,100
Retained earnings	77,985	104,967
Accumulated other comprehensive income	88	—
Total stockholders’ equity	92,732	127,177
Total liabilities and stockholders’ equity	$307,815	$230,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2015	2014	2015

Revenues	$100,756	$99,142	$329,971	$320,777
Costs and expenses:
Instruction and educational support	55,927	55,281	174,839	174,223
Marketing	20,514	21,593	50,188	52,944
Admissions advisory	4,071	4,089	12,623	12,144
General and administration	11,028	10,925	33,198	33,424
Total costs and expenses	91,540	91,888	270,848	272,735
Income from operations	9,216	7,254	59,123	48,042
Investment income	42	44	45	222
Interest expense	1,311	1,144	3,945	3,689
Income before income taxes	7,947	6,154	55,223	44,575
Provision for income taxes	2,994	2,431	21,810	17,593
Net income	$4,953	$3,723	$33,413	$26,982
Earnings per share:
Basic	$0.47	$0.35	$3.17	$2.55
Diluted	$0.46	$0.35	$3.15	$2.52
Weighted average shares outstanding:
Basic	10,571	10,593	10,555	10,586
Diluted	10,663	10,736	10,622	10,726

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE

INCOME

(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2015	2014	2015

Net income	$4,953	$3,723	$33,413	$26,982
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	251	145	156	(88)
Comprehensive income	$5,204	$3,868	$33,569	$26,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’

EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2013	10,797,464	$108	$7,137	$31,629	$28	$38,902
Tax shortfall associated with stock-based compensation arrangements	—	—	(1,811)	—	—	(1,811)
Restricted stock grants, net of forfeitures and conversions	105,877	1	(1)	—	—	—
Stock-based compensation	—	—	7,058	—	—	7,058
Change in fair value of derivative instrument, net of income tax	—	—	—	—	156	156
Net income	—	—	—	33,413	—	33,413
Balance at September 30, 2014	10,903,341	$109	$12,383	$65,042	$184	$77,718

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2014	10,903,341	$109	$14,550	$77,985	$88	$92,732
Tax shortfall associated with stock-based compensation arrangements	—	—	(25)	—	—	(25)
Restricted stock grants, net of forfeitures and conversions	124,924	1	(1)	—	—	—
Stock-based compensation	—	—	7,576	—	—	7,576
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(88)	(88)
Net income	—	—	—	26,982	—	26,982
Balance at September 30, 2015	11,028,265	$110	$22,100	$104,967	$—	$127,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the nine months ended September 30,
	2014	2015

Cash flows from operating activities:
Net income	$33,413	$26,982
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(210)	(210)
Amortization of deferred rent	(754)	(417)
Amortization of deferred financing costs	585	1,163
Depreciation and amortization	15,782	13,711
Deferred income taxes	(514)	(3,358)
Stock-based compensation	7,058	7,576
Changes in assets and liabilities:
Tuition receivable, net	1,813	(435)
Other current assets	(739)	1,402
Other assets	147	2
Accounts payable and accrued expenses	10,215	1,023
Income taxes payable and income taxes receivable	(27)	205
Deferred revenue	8,108	8,126
Other long-term liabilities	(12,764)	(1,949)
Net cash provided by operating activities	62,113	53,821

Cash flows from investing activities:
Purchases of property and equipment	(4,058)	(9,587)
Net cash used in investing activities	(4,058)	(9,587)

Cash flows from financing activities:
Payments on term loan	(2,344)	(118,750)
Payment of deferred financing costs	—	(850)
Net cash used in financing activities	(2,344)	(119,600)
Net increase (decrease) in cash and cash equivalents	55,711	(75,366)
Cash and cash equivalents – beginning of period	94,760	162,283
Cash and cash equivalents – end of period	$150,471	$86,917

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$583	$633

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

All information as of December 31, 2014 and September 30, 2014 and 2015, and for the three and nine months ended September 30, 2014 and 2015 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

The Company’s educational programs are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. Approximately 96% of the Company’s revenues during the nine months ended September 30, 2015 consisted of tuition revenue, which is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. This collectibility assessment considers available sources of funds for the student including Federal Financial Student Aid programs. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

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

Graduation Fund

In the third quarter of 2013, the Company introduced the Graduation Fund, which allows new undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. The Company’s employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in an undergraduate degree program and students become ineligible to participate in the Graduation Fund if they have more than one consecutive term of non-attendance. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed.

Revenue from students participating in the Graduation Fund is recorded in accordance with the Revenue Recognition Topic, ASC 605-50. The Company allocates the value of benefits estimated to be earned evenly to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be earned in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next twelve months is $9.4 million and is included in deferred revenue within total current liabilities in the unaudited condensed consolidated balance sheets.

The table below presents activity in the Graduation Fund for the nine months ended September 30, 2015 (in thousands):

Balance at December 31, 2014	$9,706
Revenue deferred	12,423
Benefit redeemed	(3,974)
Balance at September 30, 2015	$18,155

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. At December 31, 2014 and September 30, 2015, the Company had approximately $0.2 million and $0.7 million of these unpaid obligations, respectively, which are recorded as restricted cash and included in other current assets.

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

Tuition Receivable and Allowance for Doubtful Accounts

The Company records tuition receivable and deferred revenue for its students upon the start of the academic term. Therefore, at the end of the quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided and deferred revenue represents advance payments from students for academic services to be provided in the future. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. An allowance for doubtful accounts is established primarily based upon historical collection rates by age of receivable, net of estimated recoveries. These collection rates incorporate historical performance based on a student’s current enrollment status and likelihood of future enrollment. The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience.

The Company’s tuition receivable and allowance for doubtful accounts were as follows (in thousands):

	December 31, 2014	September 30, 2015
Tuition receivable	$25,777	$26,840
Allowance for doubtful accounts	(8,835)	(9,776)
Tuition receivable, net	$16,942	$17,064

Additionally, approximately $1.6 million and $1.9 million of tuition receivable is included in other assets as of December 31, 2014 and September 30, 2015, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for the quarters ended (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2015	2014	2015
Allowance for doubtful accounts, beginning of period	$9,144	$8,733	$10,303	$8,835
Additions charged to expense	3,652	2,293	12,255	9,315
Write-offs, net of recoveries	(4,228)	(1,250)	(13,990)	(8,374)
Allowance for doubtful accounts, end of period	$8,568	$9,776	$8,568	$9,776

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

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment as of September 30 of each year, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test. Following its qualitative assessment, the Company determined it was not more likely than not that the fair value of its goodwill was less than the carrying amount and, accordingly, no impairment existed at September 30, 2015.

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

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $0.01, of which 10,903,341 and 11,028,265 shares were issued and outstanding as of December 31, 2014 and September 30, 2015, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2014 and 2015 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise, if necessary, the estimate in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

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

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2015	2014	2015
Weighted average shares outstanding used to compute basic earnings per share	10,571	10,593	10,555	10,586
Unvested restricted stock	92	143	67	140
Shares used to compute diluted earnings per share	10,663	10,736	10,622	10,726

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

The tax years 2011-2014 remain open to examination by various taxing jurisdictions in which the Company is subject.

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”). The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015. The new guidance will be applied on a retrospective basis, and early adoption is permitted. The Company currently is evaluating the impact that the standard will have on its financial condition, results of operations, and disclosures.

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

The following details the changes in the Company’s restructuring liability for lease and related costs during the nine months ended September 30, 2015 (in thousands):

Balance at December 31, 2014(1)	$27,283
Non-cash adjustments(2)	265
Payments	(5,040)
Balance at September 30, 2015(1)	$22,508

(1)	The current portion of restructuring liabilities was $6.0 million and $5.1 million as of December 31, 2014 and September 30, 2015, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities in the unaudited condensed consolidated balance sheets.
(2)	Non-cash adjustments for lease and related costs include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements signed during the period.

4.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$100	$100	$—	$—
Total assets at fair value on a recurring basis	$100	$100	$—	$—
Liabilities:
Other liabilities:
Deferred payments	$3,032	$—	$—	$3,032
Total liabilities at fair value on a recurring basis	$3,032	$—	$—	$3,032

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets/ Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,275	$8,275	$—	$—
Interest rate swap	143	—	143	—
Total assets at fair value on a recurring basis	$8,418	$8,275	$143	$—
Liabilities:
Other liabilities:
Deferred payments	$2,398	$—	$—	$2,398
Total liabilities at fair value on a recurring basis	$2,398	$—	$—	$2,398

The Company measures the above items on a recurring basis at fair value as follows:

●	Money market funds - The Company holds excess cash in both taxable and tax-exempt money market funds, which are classified in Level 1 and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s cash and cash equivalents not held in money market funds at December 31, 2014 and September 30, 2015 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

●	Interest rate swap - The Company had an interest rate swap used to minimize the interest rate exposure and fix the variable interest rate on the Company’s variable rate debt. The Company terminated the swap in July 2015 (see Note 5). The swap was classified within Level 2 and valued using readily available pricing sources which utilized market observable inputs including the current variable interest rate for similar types of instruments.

●	Deferred payments - The Company acquired certain assets and entered into a deferred payment arrangement with one of the sellers in connection with an acquisition completed in 2011, which is classified within Level 3 as there is no liquid market for similarly priced instruments. The deferred payment is valued using a discounted cash flow model that encompasses significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the program matures.

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

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the nine months ended September 30, 2014 or 2015. Assets measured at fair value on a non-recurring basis are assessed for impairment annually at September 30, or more frequently if circumstances indicate an impairment may have occurred. No such circumstances existed, and, as of December 31, 2014 and September 30, 2015, $6.8 million of goodwill and $1.6 million of other indefinite-lived intangible assets are included in other assets in the Company’s consolidated balance sheets.

Changes in the fair value of the Company’s Level 3 liability that was outstanding throughout the nine months ended September 30, 2015 are as follows (in thousands):

Deferred Payments
Balance at December 31, 2014	$2,398
Amounts earned	(534)
Adjustments to fair value	1,168
Transfers in or out of Level 3	—
Balance at September 30, 2015	$3,032

5.	Term Loan and Revolving Credit Facility

On July 2, 2015, the Company entered into an amended credit facility (the “Amended Credit Facility”) to replace its prior credit agreement (the “Prior Credit Agreement”) which provides for a revolving line of credit (the “Revolver”) up to $150.0 million and provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans in an amount up to $50 million in the aggregate in the future. The maturity date of the Amended Credit Facility is July 2, 2020.

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

Except for the changes included in the amendment, all other remaining terms of the Prior Credit Agreement, including the requirements that the Company satisfy certain financial maintenance covenants, remain in full force and effect. The Amended Credit Facility is guaranteed by the Company’s subsidiary and is secured by substantially all of the personal property and assets of the Company and the guarantor. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

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

The Company was in compliance with all the terms of the Amended Credit Facility as of September 30, 2015.

During the three and nine months ended September 30, 2015, the Company paid cash interest of $0.1 million and $2.3 million, respectively, compared to $1.1 million and $3.4 million during the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, the Company had no balance outstanding under the Revolver.

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

In May 2015, the Company’s Board of Directors approved grants of 40,867 shares of restricted stock. These shares, which vest in their entirety four years from the date of grant, were granted pursuant to the 2015 Plan. The Company’s Board of Directors also approved grants of 13,797 shares of restricted stock. These shares, which vest annually over a three-year period, were awarded to non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program and pursuant to the 2015 Plan. The Company’s stock price closed at $48.94 on the date of these restricted stock grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, unless waived by the Board of Directors.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the nine months ended September 30, 2015:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2014	524,216	$115.67
Grants	126,655	$61.00
Vested shares	(13,725)	$52.94
Forfeitures	(1,731)	$115.55
Balance, September 30, 2015	635,415	$104.64

Stock Options

The table below sets forth the stock option activity and other stock option information as of and for the nine months ended September 30, 2015:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2014	100,000	$51.95	6.0	$2,233
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, September 30, 2015	100,000	$51.95	5.3	$302
Exercisable, September 30, 2015	100,000	$51.95	5.3	$302

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options been exercised on the respective trading day. The amount of intrinsic value will change based on the fair market value of the Company’s common stock.

Valuation and Expense Information under Stock Compensation Topic ASC 718

At September 30, 2015, total stock-based compensation cost which has not yet been recognized was $28.2 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 35 months on a weighted-average basis. Awards of approximately 467,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted. The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2015	2014	2015
Instruction and educational support	$406	$619	$1,314	$1,532
Marketing	—	—	—	—
Admissions advisory	—	—	—	—
General and administration	2,145	2,034	5,744	6,044
Stock-based compensation expense included in operating expense	2,551	2,653	7,058	7,576
Tax benefit	1,015	1,048	2,809	2,990
Stock-based compensation expense, net of income tax	$1,536	$1,605	$4,249	$4,586

During the nine months ended September 30, 2014 and 2015, the Company recognized a tax shortfall related to share-based payment arrangements of $1.8 million and $25,000, respectively. No stock options were exercised during the nine months ended September 30, 2014 or 2015.

7.	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31, 2014	September 30, 2015
Loss on facilities not in use	$21,280	$17,414
Deferred revenue, net of current portion	9,654	10,721
Deferred rent and other facility costs	8,646	8,713
Deferred payments related to acquisition	5,198	5,832
Lease incentives	1,056	2,678
Deferred gain on sale of campus building	414	203
	$46,248	$45,561

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

Deferred Payments Related to Acquisition

The Company acquired certain assets and entered into deferred payment arrangements with one of the sellers in connection with an acquisition completed in 2011. The deferred payment arrangements are valued at approximately $2.4 million and $3.0 million as of December 31, 2014 and September 30, 2015, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

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

The Company had $2.6 million of unrecognized tax benefits at September 30, 2015, all of which resulted from tax positions taken prior to the year ended December 31, 2014. As of September 30, 2015, the Company had a liability of $0.5 million for uncertain tax positions taken during the year ended December 31, 2013. The Company also recognized approximately $0.3 million of benefits in the nine months ended September 30, 2015. The Company also recorded approximately $0.1 million of expense in the nine months ended September 30, 2015, related to interest and penalties.

It is reasonably possible that approximately $0.3 million of unrecognized tax benefits will be reduced in the next twelve months due to expiration of the applicable statutes of limitations. The Company does not anticipate significant changes to other unrecognized tax benefits.

As of September 30, 2015, approximately $0.4 million of the Company’s total unrecognized tax benefits would favorably affect the Company’s effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by taxing authorities, the Company would record additional income tax expense.

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

The new regulation also requires institutions to report student and program level data to the Department, and comply with additional disclosure requirements, beginning in January 2017.

The University timely submitted the required reporting in July and September 2015. On October 9, 2015, the Department of Education notified the University that it was not in full compliance with reporting requirements for gainful employment programs and thus no decisions on new programs or locations will be issued. Although the University had timely reported all information for gainful employment programs, the Department did not recognize the submissions as complete due to erroneous academic program codes in the Common Origination and Disbursement system. The University has remediated the errors.

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

The University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department, its Office of Inspector General, state licensing agencies, and accrediting agencies. The Department conducted four campus-based program reviews of University campuses in three states and the District of Columbia during the third quarter of 2014, and two of the reviews also covered compliance with the Clery Act, the Drug-Free Schools and Communities Act, and regulations related thereto. The Department issued an Expedited Final Program Review Determination Letter for one of the program reviews, closing the program review with no further action required by the Company. The Company received a Program Review Report for another program review and provided a response to the Department, following which the Company received a Final Program Review Determination letter, closing the review with no further action required by the Company. On March 24, 2015, the Company received a Program Review Report for another program review, and provided a response to the Department on April 21, 2015. On April 29, 2015, the Company received a Final Program Review Determination Letter closing the review and identifying a payment of less than $500 due to the Department of Education based on an underpayment on a return to Title IV calculation. The Company remitted payment, and received a letter from the Department on May 26, 2015, indicating that no further action was required and that the matter was closed. On September 15, 2015, the Company received a Program Review report for the final program review, and provided a response to the Department on October 5, 2015. The Company has yet to receive a Final Program Review Determination letter.

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

Strayer University derived approximately 96% of its revenue for the three and nine months ended September 30, 2015 from tuition for educational programs, whether delivered in person at a physical campus or delivered online. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course at the time of enrollment. Tuition revenue is recognized in the quarter of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts and scholarships. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned.

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

Tuition receivable – We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is significantly influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the third quarter, our bad debt expense was 2.3% of revenue, compared to 3.6% for the same period in 2014. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of September 30, 2015 would have changed our income from operations by approximately $0.3 million.

Accrued lease and related costs – We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. During the nine months ended September 30, 2015 and 2014, we reduced our estimated liability for leases by approximately $0.4 million and $3.9 million, respectively.

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

Results of Operations

In the third quarter of 2015, we generated $99.1 million in revenue, a 2% decrease compared to the third quarter of 2014, driven primarily by a 4% decline in revenue per student, partially offset by a 2% increase in enrollment. Income from operations was $7.3 million for the third quarter of 2015, and includes approximately $0.4 million in adjustments to our liability for losses on facilities no longer in use. Income from operations was $9.2 million for the third quarter of 2014, which includes approximately $1.5 million in adjustments to reduce our liability for losses on facilities no longer in use. Net income was $3.7 million in the third quarter of 2015, including approximately $0.2 million in after-tax benefits to the Company’s liability for facilities no longer in use, compared to $5.0 million for the same period in 2014, which reflected approximately $1.0 million in after-tax earnings related to the restructuring. Diluted earnings per share for the third quarter of 2015 was $0.35 compared to $0.46 for the same period in 2014. Diluted earnings per share for the third quarter of 2015 includes $0.02 per share in after-tax benefits related to the reduction of the Company’s liability for losses on facilities no longer in use, and diluted earnings per share for the same period in 2014 reflects approximately $0.09 per share in after-tax adjustments related to the restructuring.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Enrollment. Enrollment at Strayer University for the 2015 summer term, which began July 1, 2015 and ended September 14, 2015, increased 2% to 37,221 students compared to 36,403 students for the same term in 2014. New student enrollments increased by 4%, and continuing student enrollments increased by 2%.

Revenues. Revenues decreased 2% to $99.1 million in the third quarter of 2015 from $100.8 million in the third quarter of 2014, principally due to a 4% decline in revenue per student, partially offset by a 2% increase in enrollment. The decline in revenue per student is largely attributable to the new pricing structure introduced in early 2014 which reduced tuition for new undergraduate students by approximately 20%, and made them eligible for our Graduation Fund which enables qualifying undergraduate students to receive up to an additional 25% reduction to their tuition. Revenues for undergraduate students increased 3% in the three months ended September 30, 2015, driven by an increase in undergraduate enrollment of 9%, offset by a decline of 6% in revenue per student, resulting mostly from the new pricing structure for new undergraduate students. We expect this decline in revenue per student to continue at the undergraduate level as we continue to enroll more new undergraduate students eligible for the new pricing structure over time. For graduate students, revenues decreased 10% in the three months ended September 30, 2015, driven by a decline in enrollment of 10%.

Instruction and educational support expenses. Instruction and educational support expenses decreased $0.6 million, or 1%, to $55.3 million in the third quarter of 2015 from $55.9 million in the third quarter of 2014. We recorded approximately $1.5 million in benefits in the three months ended September 30, 2014 resulting from changes in the timing and expected income from settlements and executed sublease agreements signed during the period. There were no adjustments in the three months ended September 30, 2015. Instruction and educational support expenses as a percentage of revenues increased to 55.8% in the third quarter of 2015 from 55.5% in the third quarter of 2014.

Marketing expenses. Marketing expenses increased by $1.1 million, or 5%, to $21.6 million in the third quarter of 2015 from $20.5 million in the third quarter of 2014. Marketing expenses as a percentage of revenues increased to 21.8% in the third quarter of 2015, from 20.4% in the third quarter of 2014.

Admissions advisory expenses. Admissions advisory expenses were $4.1 million in the third quarter of 2015 and 2014. Admissions advisory expenses as a percentage of revenues increased slightly to 4.1% in the third quarter of 2015 from 4.0% in the third quarter of 2014.

General and administration expenses. General and administration expenses decreased $0.1 million, or 1%, to $10.9 million in the third quarter of 2015 from $11.0 million in the third quarter of 2014. We recorded no adjustments in the three months ended September 30, 2014 resulting from changes in the timing and expected income from settlements and executed sublease agreements signed during the period, compared to approximately $0.4 million in benefits in the three months ended September 2015. General and administration expenses as a percentage of revenues increased slightly to 11.0% in the third quarter of 2015 from 10.9% in the third quarter of 2014.

Income from operations. Income from operations decreased $1.9 million, or 21%, to $7.3 million in the third quarter of 2015 from $9.2 million in the third quarter of 2014, due to the aforementioned factors.

Interest expense. Interest expense decreased to $1.1 million in the third quarter of 2015 compared to $1.3 million in the third quarter of 2014. During the third quarter we amended our credit facility and have no debt outstanding as of September 30, 2015.

Provision for income taxes. Income tax expense decreased $0.6 million, or 19%, to $2.4 million in the third quarter of 2015 from $3.0 million in the third quarter of 2014, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% in the third quarter of 2015, compared to 37.7% for the same period in 2014.

Net income. Net income decreased $1.3 million, or 25%, to $3.7 million in the third quarter of 2015 from $5.0 million in the third quarter of 2014 due to the factors discussed above.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Enrollment. Average enrollment was 39,608 students for the nine months ended September 30, 2015 compared to 39,609 students for the same period in 2014.

Revenues. Revenues decreased 3% to $320.8 million in the nine months ended September 30, 2015 from $330.0 million in the nine months ended September 30, 2014, principally due to a decline in revenue per student of 3%. The decline in revenue per student is largely attributable to the new pricing structure introduced in early 2014 which reduced tuition for new undergraduate students by approximately 20%, and made them eligible for our Graduation Fund which enables qualifying undergraduate students to receive up to an additional 25% reduction to their tuition. Revenues for undergraduate students were generally unchanged in the nine months ended September 30, 2015, driven by a decline of 6% in revenue per student, resulting mostly from the new pricing structure for new undergraduate students, offset by an increase in undergraduate enrollment. We expect this decline in revenue per student to continue at the undergraduate level as we continue to enroll more new undergraduate students eligible for the new pricing structure over time. For graduate students, revenues decreased 8% in the nine months ended September 30, 2015, driven by a decline in enrollment of 10%, partially offset by an increase in revenue per student. The increase in graduate revenue per student was primarily due to increased tuition and classes per student compared to the same period in the prior year.

Instruction and educational support expenses. Instruction and educational expenses support increased by $0.6 million, or 0.4%, to $174.2 million in the nine months ended September 30, 2015 from $174.8 million in the nine months ended September 30, 2014. We recorded approximately $3.9 million in benefits in the nine months ended September 30, 2014 resulting from changes in the timing and expected income from settlements and executed sublease agreements signed during the period, compared to approximately $48,000 recorded in the nine months ended September 30, 2015. Instruction and educational support expenses as a percentage of revenues increased to 54.3% in the nine months ended September 30, 2015 from 53.0% in the nine months ended September 30, 2014.

Marketing expenses. Marketing expenses increased by $2.7 million, or 6%, to $52.9 million in the nine months ended September 30, 2015 from $50.2 million in the nine months ended September 30, 2014. Marketing expenses as a percentage of revenues increased to 16.5% in the nine months ended September 30, 2015, from 15.2% in the nine months ended September 30, 2014.

Admissions advisory expenses. Admissions advisory expenses decreased by $0.5 million, or 4%, to $12.1 million in the nine months ended September 30, 2015 from $12.6 million in the nine months ended September 30, 2014. Admissions advisory expenses as a percentage of revenues was 3.8% in both the nine months ended September 30, 2015 and 2014.

General and administration expenses. General and administration expenses increased $0.2 million, or 1%, to $33.4 million in the nine months ended September 30, 2015 from $33.2 million in the nine months ended September 30, 2014. We recorded no adjustments in the nine months ended September 30, 2014 resulting from changes in the timing and expected income from settlements and executed sublease agreements signed during the period, compared to approximately $0.4 million in benefits in the nine months ended September 2015. General and administration expenses as a percentage of revenues increased to 10.4% in the nine months ended September 30, 2015 from 10.1% in the nine months ended September 30, 2014.

Income from operations. Income from operations decreased $11.1 million, or 19%, to $48.0 million in the nine months ended September 30, 2015 from $59.1 million in the nine months ended September 30, 2014, due to the aforementioned factors.

Interest expense. Interest expense decreased to $3.7 million in the nine months ended September 30, 2015 compared to $3.9 million in the nine months ended September 30, 2014. During the third quarter we amended our credit facility and have no debt outstanding as of September 30, 2015.

Provision for income taxes. Income tax expense decreased $4.2 million, or 19%, to $17.6 million in the nine months ended September 30, 2015 from $21.8 million in the nine months ended September 30, 2014, primarily due to the decrease in income before taxes attributable to the factors discussed above. Our effective tax rate was 39.5% in both the nine months ended September 30, 2015 and 2014.

Net income. Net income decreased $6.4 million, or 19%, to $27.0 million in the nine months ended September 30, 2015 from $33.4 million in the nine months ended September 30, 2014, due to the factors discussed above.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $86.9 million compared to $162.3 million at December 31, 2014 and $150.5 million at September 30, 2014. At September 30, 2015, most of our excess cash was invested in bank overnight deposits and money market funds.

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

Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25% (compared to 2.00% to 2.50% under the prior credit facility), depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35% (compared to 0.30% to 0.40% under the prior credit facility), depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. During the nine months ended September 30, 2014 and 2015, we paid cash interest of $3.4 million and $2.3 million, respectively.

The amended credit agreement is guaranteed by the University and is secured by substantially all of the personal property and assets of the Company and the guarantor. The amended credit agreement contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit agreement as of September 30, 2015.

Our net cash from operating activities for the nine months ended September 30, 2015 decreased to $53.8 million, as compared to $62.1 million for the same period in 2014. The decrease in net cash from operating activities was largely the result of the change in income from operations from $59.1 million during the nine months ended September 30, 2014, to $48.0 million during the nine months ended September 30, 2015, partially offset by cash provided by changes in tax and interest payments. Capital expenditures were $9.6 million for the nine months ended September 30, 2015, compared to $4.1 million for the same period in 2014.

For the nine months ended September 30, 2015, we did not repurchase any shares of common stock and, at December 31, 2014, had $70 million in repurchase authorization to use through December 31, 2016. We did not pay any dividends in either 2014 or 2015.

For the third quarter, our bad debt expense was 2.3% of revenue, compared to 3.6% for the same period in 2014. We expect bad debt expense to be 3.0% to 4.0% of revenue on an annual basis.

We have available $150 million under our revolving credit facility, plus an option to increase funds available by an additional $50 million. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts. Excess cash is invested in money market funds, which is included in cash and cash equivalents at September 30, 2014 and 2015. We earned interest income of approximately $45,000 and $0.2 million in the nine months ended September 30, 2014 and 2015, respectively.

The table below sets forth our contractual commitments associated with operating leases as of September 30, 2015. Although they have been paid in the past, dividends are not a contractual commitment and, therefore, have been excluded from this table.

	Payments due by period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$176,756	$37,308	$64,780	$44,337	$30,331

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2015, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

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

ITEM 4:   CONTROLS AND PROCEDURES

a)

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2015. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company has in place, as of September 30, 2015, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

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

During the three months ended September 30, 2015, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million at September 30, 2015, and is available for use through December 31, 2016.

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
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: October 30, 2015

Exhibit Index

Exhibit	Description
10.1	First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 2, 2015, among the Company, Strayer University, LLC, SunTrust Bank, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2015).

10.2	Supplement and Joinder Agreement, dated as of July 2, 2015, among the Company, Strayer University, LLC, SunTrust Bank, as Administrative Agent, and other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document

101.	SCH XBRL Schema Document

101.	CAL XBRL Calculation Linkbase Document

101.	DEF XBRL Definition Linkbase Document

101.	LAB XBRL Label Linkbase Document

101.	PRE XBRL Presentation Linkbase Document

