Form 10-K
period 2015-12-31
STRAYER EDUCATION INC
filed 2016-02-19
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☐  Yes ☑ No

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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was $452.6 million.

The total number of shares of common stock outstanding as of February 1, 2016 was 11,027,177.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2015 fiscal year) are incorporated by reference into Part III of this Report.

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

References to “we,” “our” and the “Company” refer to Strayer Education, Inc., together in each case with our consolidated subsidiary Strayer University, but do not include our new subsidiary, the New York Code and Design Academy, unless the context suggests otherwise.

Item 1.       Business

Overview

Our company provides post-secondary education services. We offer a variety of academic programs through two wholly-owned subsidiaries, Strayer University (the “University”) and the New York Code and Design Academy (“NYCDA”).

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, nursing, public administration, and criminal justice at 76 physical campuses, predominantly located in the Mid-Atlantic and Southern regions of the United States, and online. Strayer University also offers an executive MBA online through its Jack Welch Management Institute. For the 2015 fall term, we had 42,975 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education (“Department of Education”). Middle States is located at 3624 Market Street, Philadelphia, PA 19104 (267-284-5000). By offering its programs both online and in physical classrooms, the University provides its working adult students more flexibility and convenience. Strayer University, with its online offerings, attracts students from around the country and throughout the world.

The New York Code and Design Academy provides non-degree courses in web and application software development, primarily at its campus in New York City. NYCDA is licensed by the New York Bureau of Proprietary School Supervision, but is not accredited and does not participate in state or federal student financial aid programs. We acquired NYCDA on January 13, 2016, thus the acquisition did not impact our 2015 results.

We generated net revenue of $434 million in 2015. For more information regarding our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

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

•       growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.3 million in 2015-2016, according to the National Center for Education Statistics;

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

According to the National Center for Education Statistics, in 2014-2015 there were 3,011 four-year degree-granting institutions in the United States, including 701 public colleges and universities, 1,584 not-for-profit colleges and universities, and 726 for-profit institutions.

Growth in the market for post-secondary education has recently been negatively affected by weakness in the economy as well as by the uncertainty associated with legislative and regulatory proposals. Controversy about the cost of higher education and the unemployment, or under-employment, of college graduates due to the difficult economic conditions may also have caused some prospective students to question the value proposition of higher education. According to the National Student Clearinghouse Research Center, college enrollments declined 1.3%

and 1.7% in fall 2014 and 2015, respectively. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”) and concerns about potential reductions in such funding also can reduce the level of growth.

Company Strengths

Strayer University has been in operation since 1892 and has a track record of providing practical and convenient education programs for working adults. We believe the following strengths position us to capitalize on the demand for post-secondary education:

•       Consistent operating history. The University has been in continuous operation since 1892 and has demonstrated an ability to operate consistently and grow profitably.

•       Practical and diversified curricula. We offer core curricula in practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students and their current and prospective employers by regularly refining, updating, and adding to our portfolio of educational programs. In January 2016, we acquired NYCDA, which offers high-demand non-degree courses in software development. In December 2011, Strayer University acquired the Jack Welch Management Institute, an online leadership education program that enables us to offer a differentiated executive MBA degree and executive certificates to students and employees of leading corporations. Across Strayer University and NYCDA, we currently offer approximately 90 different degree, diploma, certificate, and non-degree training programs and concentrations.

•       Focus on adults pursuing career-relevant degree and non-degree programs. We focus on serving adults who are pursuing undergraduate and graduate degrees as well as non-degree certificates and training programs that will help them advance their careers and employment opportunities.

•       Flexible program offerings. We maintain flexible programs that allow students to attend classes and complete coursework at day, evening and weekend classes throughout the calendar year. Online programs offered through Strayer University enable students to take some or all of their classes via the Internet. Approximately 71% of our students enrolled for the 2015 fall term were taking all of their courses online.

•       Attractive and convenient campus locations. Our campuses are located in growing metropolitan areas, mostly in the Mid-Atlantic and Southern regions where there are large populations of adults with demographic characteristics similar to those of our typical students. Strayer University’s campuses are attractive and modern, offering conducive learning environments in convenient locations.

•       Established brand name and alumni support. With a 124-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional referral opportunities for students.

Company Strategy

Our goal is to be a leading provider of career relevant education programs, primarily in the areas of business, accounting, information technology and software development, that prepare students for advancement in their careers and professional lives. We have identified the following strategic priorities as key to achieving our goal:

•       Improve student success — Our success as a Company depends on the success of our students. The more we focus on helping our students succeed, the more likely it is that we will succeed. In order to improve student success, we must continue to hire outstanding faculty, individuals who are experts in their fields and who are great at teaching. We must also offer high quality course content that is relevant in today’s job market.

•       Enhance student experience — Our students are predominately working adults who are furthering their education in order to advance their careers and professional lives. Our students are busy with work and family responsibilities that leave little time for other endeavors. Thus, we must make sure every interaction with our students is a productive one. We are constantly looking for ways to serve them better. This includes providing outstanding service not only in the classroom, but also in areas such as student advising, tutoring, registration, technology, and administration. We measure our performance through student surveys and focus groups.

•       Address affordability — The cost of a post-secondary education has increased substantially over the last ten years while average earnings have failed to keep up. Recognizing that affordability is an important factor in a prospective student’s decision to further his or her education, in late 2013, we commenced an effort at Strayer University to make our degree programs more affordable. In the 2013 summer academic term, we introduced our Graduation Fund. Under this program, qualifying students enrolled in a bachelor’s degree program are eligible to receive one free course for every three courses successfully completed towards a bachelor’s degree. The free courses earned are redeemable in one’s final academic year. Furthermore, beginning the winter term 2014, we reduced undergraduate tuition for new students by 20%. We continue to monitor and assess the impact of our affordability initiatives and explore other ways to make our offerings as affordable as possible.

•       Establish new platforms for growth — We are constantly exploring new avenues for growth. Like the acquisition of the Jack Welch Management Institute in 2011, our recent acquisition of NYCDA represents another significant opportunity to leverage our operating track record and our physical campus and online infrastructure. We continue to leverage the strong reputation and track record of Strayer University to develop new programs like the Bachelor of Science in Nursing degree, which began enrolling new students in the fall 2015 academic term.

•       Build a high performing culture — In order to be a leading provider of educational services, we must have talented and motivated faculty and employees who are passionate about serving students. We strive to attract the best talent and then develop and retain them. We want to be known as an employer of choice and be a place where one can build a long-term career.

Strayer University

Curriculum

Strayer University offers business, information technology and professional curricula to equip students with specialized and practical knowledge and skills for careers in business, industry and government. Our academic leaders regularly review and revise the University’s course offerings to improve our educational programs and respond to competitive changes in job markets. We regularly evaluate new programs and degrees to ensure that we stay current with the needs of our students and their employers.

Strayer University offers programs in the following areas:

	Graduate Programs		Undergraduate Programs
•	Master of Business Administration (M.B.A.)	•	Bachelor of Science (B.S.) Degree
	Degree		Accounting
•	Jack Welch Executive Master of Business		Information Systems
	Administration (M.B.A.) Degree		Information Technology
•	Master of Education (M.Ed.) Degree		Economics
•	Master of Science in Health Services Administration		Criminal Justice
	(M.S.H.S.A.) Degree	•	Bachelor of Business Administration (B.B.A.)
•	Master of Public Administration (M.P.A.) Degree		Degree
•	Master of Science (M.S.) Degree	•	Associate in Arts (A.A.) Degree
	Information Assurance		Accounting
	Information Systems		Acquisitions and Contract Management
	Accounting		Business Administration
	Human Resource Management		Information Systems
	Management		Information Technology
Economics
Marketing
		•	Diploma Program
Acquisition and Contract Management
		•	Certificate in Business Administration

Each undergraduate degree program includes courses in oral and written communication skills as well as mathematics and various disciplines in the humanities and social sciences. In addition to our degree, diploma and certificate programs, we offer classes to non-degree and non-program students wishing to take courses for personal or professional enrichment.

Although all of our programs are generally offered at our campuses and online, the University adapts its course offerings to the demands of the student population at each location. Strayer University students may enroll in courses at more than one campus and take courses online.

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

Online

In August 1997, the University began offering classes online. Students may take classes online using either a synchronous (“real time”) or asynchronous (“on demand”) format. The asynchronous format was first introduced by the University in the summer 2001 academic term and has grown significantly due to increasing demand. Currently, almost all students taking classes online choose the asynchronous format. Students may take all of their courses online or may take online courses in combination with classroom-based courses. A student taking classes online has the same admission and financial aid requirements, is subject to substantially the same policies and procedures, and receives the same student services and support as campus-based Strayer University students. Tuition for online courses is the same as campus-based courses.

Faculty

The University appoints faculty who hold appropriate academic credentials, are dedicated, active professionals in their field, and are enthusiastic and committed to teaching working adults. In accordance with our educational mission, the University faculty focuses its efforts on teaching. The normal course load for a full-time faculty member is five courses per quarter for each of three quarters, or 15 courses per academic year. Further, many full-time faculty members participate actively in the University by providing leadership, curriculum, setting academic policy, and serving on assessment committees.

We provide financial support for faculty members seeking to enhance their skills and knowledge. The University maintains a professional development funding program that reimburses eligible faculty and deans for completing courses, continuing education, seminars, and various programs that enhance their current credentials and knowledge base to improve their content expertise. Full-time faculty (and all other full-time employees) receive a 90% discount for all Strayer University courses. The University also conducts annual in-house faculty workshops in each discipline. We believe that our dedicated and capable faculty is one of the keys to our success.

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

Mr. Mark C. Brown

Mr. Brown is Vice Chairman of the Board of Trustees. In 2015, he retired from his role as Executive Vice President and Chief Financial Officer of Strayer Education, Inc., a position he held for 14 years, and joined the University’s Board of Trustees. Mr. Brown was previously the Chief Financial Officer of the Kantar Group, the information and consultancy division of WPP Group, a multi-national communications services company. Prior to that, for nearly 12 years, Mr. Brown held a variety of management positions at PepsiCo, Inc., including Director of Corporate Planning for Pepsi Bottling Group and Business Unit Chief Financial Officer for Pepsi-Cola International. Mr. Brown is a Certified Public Accountant who started his career with PricewaterhouseCoopers, LLP. Mr. Brown holds a bachelor’s degree in accounting from Duke University and a master’s degree in business administration from Harvard University.

Dr. Jonathan Gueverra*

Dr. Gueverra was elected to the Board of Trustees in 2012. He now serves as the President and Chief Executive Officer of Florida Keys Community College. Prior to this appointment, he was the founding Chief Executive Officer of the Community College of the District of Columbia, the first community college in Washington, D.C. With over 25 years of higher education experience, Dr. Gueverra has served in a variety of administrative and faculty positions in two-year and four-year colleges and universities along the nation’s east coast. In 2015, he was elected to the board of trustees for the Southern Association of Schools and Colleges, Commission on Colleges. Prior to this, he served as a member of the board of the American Association for Community Colleges and co-chaired the Commission on Workforce Development. In addition, Dr. Gueverra serves on the Steering Committee and the Communications Committee for the Council of Presidents for the Florida College System. Dr. Gueverra holds an associate degree from Newbury College, a bachelor’s degree from Providence College, and a master’s degree in business administration and a doctorate in education both from the University of Massachusetts.

Mr. Brian W. Jones

Mr. Jones was elected to the Board of Trustees in 2015 as an ex officio member and has served as Strayer University President since 2015. Mr. Jones joined Strayer University in 2012 as the General Counsel. (See Item 10 below for additional biographical information.)

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

Dr. William C. Reha, MD*

Dr. Reha has served as a member of the Board of Trustees since 2007 and is Chair of its Alumni and Student Affairs Committee. He is a Board Certified Urologic Surgeon in Woodbridge, Virginia. Dr. Reha is active in Strayer University alumni affairs and is the 2005 Outstanding Alumni Award winner. Dr. Reha has served as President of the Prince William County Medical Society, the Potomac Hospital Medical Staff, and the Virginia Urological Society. He was also Speaker and is the immediate former President of the Medical Society of Virginia. He serves on the Virginia Delegation to the American Medical Association and is a State Society Network Representative for the American Association of Clinical Urologists. Dr. Reha is a Fellow of the Claude Moore Physician Leadership Institute and holds a bachelor’s degree in biochemistry from Binghamton University, an M.D. from New York Medical College, and a master’s in business administration from Strayer University. He completed his residency in Surgery/Urology at Georgetown University.

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

Dr. Carol Shapiro, MD*

Dr. Shapiro was elected to the Board of Trustees in 2015. Dr. Shapiro, a plastic surgeon, is the Medical Director of the Wound Healing Center of Sentara Northern Virginia Medical Center. She has served as President of the medical staff of the two hospitals in the county in which she practices.  She has also served as President of the Prince William County Medical Society and was the first woman to be elected President of the Medical Society of Virginia.  She chaired the Virginia Delegation of the American Medical Society.   Dr. Shapiro served as President of the National Capital Society of Plastic Surgeons, and was appointed to serve on the Ethics and Judicial Committees of the American Society of Plastic Surgeons. Additionally, she has served on the Board of Trustees of the Prince William Hospital and Potomac Hospital.  Currently, she is the Vice Chair of the Potomac Health Foundation and Chair of the Grants Committee, and serves on the Board of Trustees of Sentara Northern Virginia Medical Center.  Dr. Shapiro did her undergraduate work at the University of Pittsburgh and earned her MD at the Woman’s Medical College in Philadelphia. After completing a residency in General Surgery and Plastic Surgery at Georgetown University, she started a solo practice in Woodbridge, Virginia. For several years, Dr. Shapiro was a Clinical Instructor at Georgetown University Department of Plastic Surgery.  In 1996, she earned  an MBA from George Mason University.

Dr. J. Chris Toe*

Dr. Toe has served as a member of the Board of Trustees since 2003. He served as President of Strayer University from 2003 to April 2006 and as Minister of Agriculture of the Republic of Liberia from 2006 to 2009. Dr. Toe now serves as Executive Chairman of Agrifore Advisory & Investment Services (AAIS), Incorporated in Liberia and Senior Advisor for Country Strategic Planning for the World Food Programme in Rome, Italy. Dr. Toe holds a bachelor’s degree in economics from the University of Liberia, and a master’s degree in agricultural economics and a doctorate in economics, both from Texas Tech University.

____________

*        Independent member.

Within the academic, strategic and financial parameters set by the Board of Trustees, the University is managed on a daily basis by the University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers, including the Chief Academic Officer and the Chief Operating Officer of the University. The majority of the University’s operations are centralized within the President’s Office or the University’s senior administrative staff offices. These operations include academic programs, academic intelligence, academic services, student affairs, accounting and auditing, human resources, operations, marketing, public relations, facilities, information technology, and regulatory compliance, including oversight of the University’s participation in federal student financial aid programs.

Within this centralized structure, responsibilities fit within the purview of either the Chief Academic Officer or the Chief Operating Officer, both of whom report to the University President. The senior administrative officers that support the Chief Academic Officer in performing academic functions include six Academic Program Directors, a Vice President of Student and Faculty Resources, a Vice President of Student Affairs, a Vice President of Institutional Research, and a Vice President for Content. Together, these individuals are responsible for faculty hiring and management, curriculum development, policy oversight, and student learning outcomes. Each academic function receives further support from the University Registrar.

Operational functions including Student Financial Services, Information Technology, and campus operations are the primary responsibility of the Chief Operating Officer of the University. Other senior administrative officers also support the President in areas such as legal compliance, accounting and auditing, computer technology, insurance and human resources. All of the senior administrative officers collaborate to ensure that University operations meet the annual budget established by the Board of Trustees and all applicable regulatory requirements.

University Senior Management

Brian Jones is University President. His biographical information is set forth in Item 10 below. At the regional and campus levels, the academic functions are overseen by the Regional Vice Provost and an Academic Services Administrator. Day-to-day business operations are managed by a Campus Manager. Campuses are staffed with personnel performing academic advising, financial aid, student services, admissions and career development functions. A learning resource center at each campus supports the University’s instructional programs. Each learning resource center contains a library and computer laboratories and is operated by a full-time manager and support staff who assist students in the use of research resources.

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

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2015 fall quarter, approximately 66% were age 31 or older and approximately 85% were engaged in part-time study (fewer than three courses each quarter for undergraduate students and fewer than two for graduate students).

In the 2015 fall quarter, our undergraduate students registered for an average of approximately two courses and our graduate students for an average of approximately one course.

Strayer University has a very diverse student population. At the beginning of the 2015 fall quarter, approximately 76% of students reporting ethnicity were minorities and approximately 65% of students were women. Approximately 1% of the University’s students were international, and approximately 1% were active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of educational opportunities.

The following is a breakdown of Strayer University students by program level as of the 2015 fall term:

Program	Number of students	Percentage of total students
Bachelor’s	26,324	61%
Master’s	13,147	30%
Associate	3,270	8%
Total Degree	42,741	99%
Diploma	17	*
Undergraduate Certificate	13	*
Graduate Certificate	6	*
Undeclared	198	*
Total Non-Degree	234	1%
Total Students	42,975	100%

____________

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

Tuition and Fees

Strayer University charges tuition by the course. Tuition rates may vary in states with specific regulations governing tuition costs. Each course is 4.5 credit hours. As of January 1, 2016, undergraduate students who were new to the University after January 1, 2014 are charged $1,420 per course. Undergraduate students who initially enrolled at Strayer prior to January 1, 2014 are charged $1,700 per course if the student attends on a full-time basis or $1,775 per course if the student attends on a part-time basis. As of January 1, 2016, graduate students who were new to the University after January 1, 2015 are charged at a rate of $2,450 per course while all other graduate students are charged at a rate of $2,325 per course. For the Jack Welch Management Institute, students who were new as of July 1, 2014 are charged at a rate of $3,250 per course; new as of July 1, 2013 at a rate of $3,000 per course; and new prior to July 1, 2013 at a rate of $2,580 per course. Under a variety of different programs and in connection with various corporate and government sponsorship and tuition reimbursement arrangements, Strayer University offers scholarships and tuition discounts to students. One of these programs, the Graduation Fund, offers a student in a bachelor’s program an opportunity to earn up to a 25% reduction of the tuition required for a degree. A new undergraduate student seeking to obtain a bachelor’s degree in four years and who was eligible for our Graduation fund would currently pay on average approximately $11,000 per year in tuition.

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

Employees

As of December 31, 2015, we had a total of 1,401 full-time employees including 273 full-time faculty members and 1,128 non-faculty staff. Full-time faculty members teach on average 4-5 courses per quarter. The balance of classes are taught by adjunct faculty who normally teach 1-2 courses per quarter. Although we had approximately 1,600 adjunct faculty, not all of them teach every quarter. In the 2015 fall quarter, approximately 25% of our courses were taught by full-time faculty. Because we are not a research university, all faculty members are expected to spend their time teaching and advising students. In addition to our faculty, our non-faculty staff, including 63 part-time employees, serve in the areas of information systems, financial aid, recruitment and admissions, student administration, marketing, human resources, corporate accounting, and other administrative functions.

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

We believe the key factors affecting our competitive position include the quality of the programs offered, the quality of other services provided to students, our reputation among students and in the general marketplace, the cost and perceived value of our offerings, the employment rate and terms of employment for our graduates, the ease of access to our offerings, the quality and reputation of our faculty and other employees, the quality of our campus facilities and online platform, the time commitment required to complete our program and obtain a degree, the quality and size of our alumni base, and our relationship with other learning institutions.

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

In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Department of Education. The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. In December 2014, NACIQI renewed its recognition of Middle States through fall 2017.

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

Accordingly, Strayer University endeavors proactively to keep Middle States (and all of its other regulators) fully informed and satisfied with its performance and strives to maintain good regulatory relationships as a key University priority. Beginning in 2013, Middle States undertook a review of its accreditation standards and, in June 2014, approved revised accreditation standards. Both accreditation standards remain in effect, and Middle States will begin measuring some institutions against the revised standards starting with the 2016-2017 institutional evaluations, but institutions scheduled for evaluations during that time frame were given the opportunity to proceed under either set of standards. Strayer’s next evaluation, which commenced with a self-study begun in spring 2015, will proceed under the accreditation standards in place prior to the revision.

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

In addition to our institutional accreditation, we have obtained specialized or programmatic accreditation, or professional recognition, from the following organizations for specific programs: The Accreditation Council for Business Schools and Programs, The Society for Human Resource Management, The National Security Agency’s Committee on National Security Systems, and the Council for the Accreditation of Educator Preparation (formerly the Teacher Education Accreditation Council).

State Education Licensure

Licensure of Physical Campuses

Strayer University is required by the federal Higher Education Act and certain state laws to be legally authorized to provide educational programs in the states in which the University is physically located. We are authorized to offer our programs by the applicable educational regulatory agencies in all states where our physical campuses and online delivery facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees, diplomas or certificates to students in those states. We are subject to extensive regulation in each jurisdiction in which our campuses are located, including in 2015: Alabama, Arkansas, Delaware, Florida, Georgia, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Washington, D.C. We will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses. At the end of 2013, we implemented a restructuring intended to better align our resources with our current student enrollments, and have closed campus locations in eight states, including Louisiana in 2015.

On October 29, 2010, the Department of Education adopted new regulations, effective July 1, 2011, that set new requirements for state authorization for purposes of Title IV eligibility. We believe that every state above in which Strayer is authorized has processes in place that comply with these new requirements.

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

On October 29, 2010, the Department of Education adopted new regulations, which were to be effective July 1, 2011, regarding state authorization of online programs. The revised rules specified that that if an institution offers post-secondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. On May 6, 2011, the Department of Education issued a Dear Colleague Letter interpreting this new regulation, stating that it “will not initiate any action to establish repayment liabilities or limit student eligibility for distance education activities undertaken by an institution before July 1, 2014, so long as the institution is making good faith efforts to identify and obtain necessary State authorizations before that date.” On July 12, 2011, the U.S. District Court for the District of Columbia vacated the regulation relating to state authorization for distance education, which decision was upheld by the U.S. Court of Appeals for the District of Columbia Circuit on June 5, 2012. In April 2013, the Department of Education announced that it would add state authorization of distance education to a negotiated rulemaking previously initiated in May 2012. While four negotiated rulemaking sessions were conducted from February through May 2014, no consensus was reached. To date the Department of Education has not issued a proposed rulemaking on this issue.

Department of Education

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it is physically located and maintain institutional accreditation by a recognized accrediting agency as discussed above. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under the Title IV programs. For purposes of the Title IV programs, Strayer University and all of its campuses are considered to be a single institution of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. On October 1, 2014, Strayer University received an executed provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement is provisional because of the program reviews that were open at the time the agreement was issued (described below).

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

Congress recently expanded education benefits available to veterans who have served on active duty since September 11, 2001. Under the relevant law, known as the Post-9/11 Veterans Educational Assistance Act of 2009 (as amended August 1, 2011), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of $21,085 for non-public domestic institutions for 2015-2016. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend, equal to half the amount available to students attending certain classroom-based programs or programs that combine classroom learning and distance learning.

DOD promulgated regulations, published December 7, 2012 and effective January 7, 2013, requiring all institutions participating in DOD military tuition assistance programs to sign a Memorandum of Understanding (“MOU”) by March 1, 2013. At that time, Strayer University executed such an MOU with DOD. In 2014, the DOD revised the MOU and required participating institutions to execute a new MOU. Strayer University participates in DOD military tuition assistance programs under a revised Memorandum of Understanding with the DOD, executed on September 5, 2014, and various branches of the armed services. Thereunder, the University agrees to comply with DOD rules and procedures regarding the receipt of tuition assistance on behalf of active duty military personnel (and qualifying family members) in attendance at the University.

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

Provisional Certification

In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for up to three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may seek to revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education seek to revoke eligibility during the provisional period, the institution will have an opportunity to show cause why such revocation is not warranted and the Department of Education’s decision to accept or reject such cause will constitute final agency action. Strayer University is operating under a provisional Program Participation Agreement through June 30, 2017, and the only material additional condition with which the University must comply as a result of this provisional certification is obtaining the Department of Education’s approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree and degree programs.

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

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity) and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. Strayer University has applied the financial responsibility standards to its financial statements as of and for the year ended December 31, 2015, and based on its composite score and other relevant factors, we believe that Strayer University meets the Department of Education’s financial responsibility standards.

Student Loan Defaults

Under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all of the Title IV programs if defaults on the repayment of Direct Loan or Federal Family Education Loan (“FFEL”) Program loans by its students exceed certain levels. The Department of Education uses a specific methodology to determine default rates and imposes varying sanctions based upon the results of that calculation. As discussed below, the cohort default rate calculation and threshold for regulatory sanctions changed effective 2014 as a result of the reauthorization of the Higher Education Act through the Higher Education Opportunity Act (“HEOA”), which was effective August 18, 2008.

The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or FFEL Program loan during that year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2015, the Department of Education issued cohort default rates for federal fiscal year 2012.

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

An institution generally loses eligibility to participate in Title IV programs if its most recent cohort default rate is greater than 40%, and institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time undergraduate borrowers. Because its cohort default rate for 2010 was 15.1%, Strayer disburses Direct Loans in this manner.

Strayer’s official three-year cohort default rates for 2010, 2011, and 2012, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

	Strayer University	National Average Proprietary Institutions
2012	11.6%	15.8%
2011	14.9%	19.1%
2010	15.1%	21.8%

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

Using the HEOA formula, Strayer University derived approximately 73% of its cash-basis revenues from Title IV program funds in 2014. Our computation for 2015 has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.

The key components of non-Title IV revenue for Strayer University are individual student payments, employer tuition reimbursement payments, veterans’ benefits, vocational rehabilitation funds, private loans, state grants, and scholarships. Certain members of Congress have proposed to revise the 90/10 Rule to count DOD tuition assistance and veterans’ education benefits along with Title IV revenue toward the 90% limit and to reduce the limit to 85% of total revenue.

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

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Department of Education previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department of Education’s regulation (except for disclosure requirements), the Department of Education established a negotiated rulemaking committee to again consider the issue of gainful employment, and appointed Strayer University’s then-General Counsel to serve on the committee. The Committee did not achieve the required consensus, allowing the Department of Education to put forth its own proposed rules. On March 25, 2014, the Department of Education issued a Notice of Proposed Rulemaking for public comment, and on October 31, 2014, the Department of Education published the final regulation which became effective on July 1, 2015.

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

The new regulation also requires institutions to report student and program level data to the Department of Education, and comply with additional disclosure requirements beginning in January 2017. The University timely submitted the required reporting in July and September 2015. On October 9, 2015, the Department of Education notified the University that it was not in full compliance with reporting requirements for gainful employment programs and thus no decisions on new programs or locations will be issued. Although the University had timely reported all information for gainful employment programs, the Department did not recognize the submissions as complete due to erroneous academic program codes in the Common Origination and Disbursement system. The University has remediated the errors, and the Department of Education has acknowledged the University’s submissions as complete.

In addition, the gainful employment regulation requires institutions to certify by December 31, 2015, among other things, that each eligible gainful employment program is programmatically accredited if required by a federal governmental entity or a state governmental entity of a state in which it is located or is otherwise required to obtain state approval, and that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. The University timely made the required certification.

The requirements associated with the gainful employment regulations may substantially increase our administrative burdens and could affect our student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs may be affected by factors beyond management’s control, such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

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

Third-Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with third-party servicers to perform activities related to Strayer University’s participation in Title IV programs. Strayer University also has a contract with Heartland Payment Systems, Inc. for processing stipends due to students. For loan default prevention, Strayer University had contracted with General Revenue Corporation through February 2015, and with i3 Group, LLC for  the remainder of 2015. Prior to September 30, 2011, Strayer University utilized Global Financial Aid Services, Inc., for services including certifying Title IV loan applications, preparing reports from Strayer University to the Department of Education, and issuing federal grant program payments. The University’s agreement with Global Financial Aid Services expired on September 30, 2011, at which point Strayer University in-sourced its financial aid processing.

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

The gainful employment regulation that became effective July 1, 2015 provides that an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the Department of Education, and thereby making the certification required by the regulation. However, an institution may not update its list of eligible programs to include a gainful employment program, or a gainful employment program that is substantially similar to a failing or zone program that the institution voluntarily discontinued or became ineligible, that was subject to the three-year loss of eligibility until that three-year period expires.

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

In an August 2010 letter to members of the Senate Health, Education, Labor and Pensions (HELP) Committee, the Secretary of Education announced plans to increase the number of program reviews by 50%, from 200 conducted in 2010 to 300 in 2011. The Department of Education conducted four campus-based program reviews of Strayer University locations in three states and the District of Columbia, with one on-site review conducted August 18-20, 2014; one on-site review conducted September 8-11, 2014; and two on-site reviews conducted September 22-26, 2014. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act, and regulations related thereto. On October 21, 2014, the Department issued an Expedited Final Program Review Determination Letter for one of the program reviews conducted the week of September 22, 2014, closing the program review with no further action required by us. On November 17, 2014, we received a Program Review Report for the program review conducted in August 2014, and provided a response to the Department of Education on December 15, 2014. On January 7, 2015, we received a Final Program Review Determination letter from that August 2014 review, closing the review with no further action required by us. On March 24, 2015, the Company received a Program Review Report for another program review, and provided a response to the Department on April 21, 2015. On April 29, 2015, the Company received a Final Program Review Determination Letter closing the review and identifying a payment of less than $500 due to the Department of Education based on an underpayment on a return to Title IV calculation. The Company remitted payment, and received a letter from the Department on May 26, 2015, indicating that no further action was required and that the matter was closed. On September 15, 2015, the Company received a Program Review report for the final program review, and provided a response to the Department on October 5, 2015. On January 5, 2016 the Company received a Final Program Review Determination letter for the final program review, indicating that the program review was closed and no further action was required.

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

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University are approved for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits by the state approving agencies. In 2015, we had such approval in Alabama, Arkansas, Delaware, Florida, Georgia, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin, and Washington, D.C. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

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

Recent or Pending Legislative and Regulatory Activity

Congress has been considering legislation that would make further changes in the Higher Education Act and other education-related federal laws. Congressional activity may adversely affect enrollment in for-profit educational institutions. We cannot predict the impact, if any, of these recent or pending legislative changes on our long-term business model, or whether future congresses will consider similar legislation, although uncertainty associated with Congressional activity has had a negative impact on the industry as a whole.

As discussed more fully above, the Department of Education recently issued a final regulation on gainful employment, which became effective on July 1, 2015. This regulation establishes debt-to-earnings metrics that a Title IV eligible program must pass in order to maintain eligibility. A program failing both debt-to-earnings metrics in two out of three consecutive years, or failing or in a warning zone for four consecutive years, would be deemed ineligible to receive Title IV funds for a period of three years.

Congress

Congress historically has reauthorized the Higher Education Act (“HEA”), which is the law governing Title IV programs, approximately every five to six years. On July 31, 2008, Congress reauthorized the HEA through the end of 2013, by passing the HEOA, which President Bush signed into law on August 14, 2008. The HEOA provisions became effective upon enactment, unless otherwise specified in the law. HEOA includes numerous new and revised requirements for higher education institutions. In October 2009, the Department of Education published final regulations to implement HEOA changes to Title IV of the Higher Education Act. Those regulations were effective July 1, 2010. Congress extended funding for Title IV through September 30, 2016, through the Consolidated and Further Continuing Appropriations Act, 2015. Both the House and Senate have continued to hold hearings regarding the reauthorization of the HEA. We cannot predict what the final reauthorization will, or will not do, or when or how it will be enacted, or its effects on Strayer University.

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

The Consumer Financial Protection Bureau (“CFPB”) submitted two reports to Congress in 2012 with specific recommendations for restructuring the student borrowing experience, including requiring institutions to certify that a student is not eligible for any further federal funds before a private loan may be issued to such student. On October 16, 2014, the CFPB Student Loan Ombudsman released its third annual report analyzing more than 5,300 complaints the CFPB received from private student loan borrowers between October 1, 2013 and September 30, 2014. The report stated that, as Congress considers HEA reauthorization, it may be useful to assess whether certain reforms related to the servicing of credit cards and mortgages might also strengthen loan servicing. We do not know what steps the CFPB or Congress may take in response to these actions and whether such actions (if any) will have an adverse effect on our business or results of operations.

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

On December 19, 2013, Senator Jack Reed (D-RI) introduced legislation in the Senate that would create a risk sharing program for those institutions with more than 25% of its students participating in a student loan program. Institutions in the program would be assessed between 5 and 20 percent of the amount students owe on their loans, depending on the degree to which the institution’s cohort default rate exceeded 15%. Senator Reed again introduced such legislation in the Senate on April 4, 2015. Similar legislation was introduced in the House in September 2014 and May 2015. The POST Act of 2013, introduced in the Senate by Senator Richard Durbin (D-IL) and in the House by Representative Steve Cohen (D-TN), would require proprietary institutions to derive at least 15% of their revenue from non-federal funding sources, and federal funding sources would be redefined to include funds from the Department of Defense and Department of Veterans Affairs except any housing stipend provided under the Post-9/11 Veterans Assistance Education Program. The POST Act of 2015 was reintroduced in the Senate on November 10, 2015 and in the House on November 19, 2015. We cannot predict whether these or similar bills, and others affecting our business, will be reintroduced in the 114th Congress and will pass or what, if any, impact they would have on our business.

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

The report was not adopted by the full Committee, and the Republican minority released their own report criticizing the majority’s investigation in many aspects, including that it did not include a review of all institutions of higher education. In addition, on July 30, 2014, the then-majority of the Committee released a report entitled “Is the New G.I. Bill Working?: For-Profit Colleges Increasing Veteran Enrollment and Federal Funds,” detailing the amount of Post-9/11 GI Bill Benefits paid to for-profit colleges, including Strayer, and recommending that the 90/10 rule be “strengthened.” The report states that at least four companies, including Strayer, “appear to be receiving close to or more than half of their reported non-federal financial aid revenue on the 10 side of the equation from Post-9/11 GI bill benefit funds.” Of the top ten proprietary institutions mentioned receiving such funds, Strayer University was noted as receiving one of the lowest amounts of Post-9/11 GI Bill funds.

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

U.S. Department of Education

Title IV regulations applicable to Strayer University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards. In October 2009, the Department of Education published final regulations to implement the HEOA’s numerous new and revised requirements for higher education institutions. These regulations were effective July 1, 2010. On October 29, 2010, the Department of Education published final regulations regarding program integrity at higher education institutions (Program Integrity Regulations), most of which became effective July 1, 2011. On November 25, 2014, the Department of Education issued a Notice of Proposed Rulemaking related to teacher preparation programs which would, among other things, encourage states to develop systems to identify high- and low-performing teacher preparation programs and report annually on the performance of such programs. On August 20, 2015, the Department of Education initiated a new negotiated rulemaking process to develop proposed regulations for determining which acts or omissions of an institution a borrower may assert as a defense to repayment of a loan made under the Direct Loan Program and the consequences of such borrower defenses for borrowers, institutions, and the Secretary of Education. The negotiations began in January 2016. On October 30, 2015, the Department of Education published final regulations amending the Department’s cash management regulations and rules related to repeat coursework. On October 30, 2015, the Department of Education also published final regulations creating a new income-contingent repayment plan and implementing changes to streamline and enhance existing processes for borrowers.

On February 8, 2016, the Department of Education announced the creation of a Student Aid Enforcement Unit to enable the Department to respond more quickly and efficiently to allegations of illegal actions by higher education institutions. The Enforcement Unit will consist of four divisions, including an Investigations Group, a Borrower Defense Group, an Administrative Actions and Appeals Service Group, and a Clery Group. The creation of the Enforcement Unit is designed to ensure that the Department can support more reviews of high-risk institutions, respond to concerns raised by states’ and other federal agencies’ investigations, and respond to complaints and claims for loan forgiveness by students.

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or Clery Act, including recent changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013, which was signed into law on March 7, 2013. On April 1, 2014, a negotiated rulemaking committee reached consensus on proposed regulations, and on October 20, 2014, the Department of Education promulgated final regulations implementing the recent amendments to the Clery Act. In addition, the Department of Education has interpreted Title IX of the Education Amendments of 1972 (“Title IX”) to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with Clery Act or Title IX requirements or regulations thereunder could result in action by the Department of Education to require corrective action, fine the University or limit or suspend its participation in Title IV programs, could lead to litigation, and could harm the University’s reputation.

State Licensure

Under the Program Integrity Regulations regarding state licensure, a proprietary institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with certain state approval or licensure requirements consistent with the Program Integrity Regulations. These requirements became effective July 1, 2011, but the Department of Education issued a series of extensions of the implementation date provided certain conditions were met, the last of which expired on June 30, 2015. As of July 1, 2015, these requirements are fully operative.

On October 29, 2010, the Department of Education adopted new regulations, which were to be effective July 1, 2011, regarding state authorization of online programs. The revised rules specified that if an institution offers post-secondary education through distance or correspondence education to students in a state in which it is not physically located or in which it is otherwise subject to state jurisdiction as determined by the state, the institution must meet any state requirements for it to be legally offering post-secondary distance or correspondence education in that state. On June 5, 2012, the Court of Appeals upheld a lower court’s ruling vacating the state authorization of online programs requirement. On July 27, 2012, the Department of Education issued a Dear Colleague Letter cautioning education institutions to remain in compliance with all applicable state laws and regulations related to distance education. In April 2013, the Department of Education announced that it would add state authorization of distance education to a negotiated rulemaking previously initiated in May 2012. While four negotiated rulemaking sessions were conducted from February through May 2014, no consensus was reached. To date, the Department of Education has not issued a proposed rulemaking on this issue.

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

Incentive Compensation

Institutions participating in the Title IV programs may not pay any commission, bonus, or other incentive payment based directly or indirectly on securing enrollments or financial aid to personnel engaged in recruitment or admissions or making decisions about awarding Title IV aid. Previously, there were 12 “safe harbors” relating to payment and compensation plans that institutions may practice without fear of violating the prohibition. The Program Integrity Regulations removed the safe harbors when they became effective on July 1, 2011. In June 2015, the Department of Education announced in a memorandum that it will revise its approach to measuring damages for noncompliance with the incentive payment prohibition. The Department of Education will calculate the amount of institutional liability based on the cost to the Department of the Title IV funds improperly received by the institution, including the cost to the Department of all Title IV funds received by the institution over a period of time if those funds were obtained through implementation of a policy or practice in which students were recruited in violation of the incentive payment prohibition.

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

The new gainful employment regulations, which became effective on July 1, 2015, re-established reporting requirements previously invalidated by the U.S. District Court, with the first reporting required by July 31, 2015 of information related to the previous second through seventh award years. In addition, institutions will be required every year thereafter to report certain student and program level information to the Department of Education every subsequent year for the most recently concluded award year. In addition, the new regulation will sunset the current program disclosures on December 31, 2016, with new disclosures required, as determined by subsequent releases to be published by the Department of Education in the Federal Register, starting in January 2017.

New Programs

The new gainful employment regulation that became effective July 1, 2015 provides that an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the Department of Education. However, an institution may not update its list of eligible programs to include a gainful employment program, or a gainful employment program that is substantially similar to a failing or zone program that the institution voluntarily discontinued or became ineligible, that was subject to the three-year loss of eligibility until that three-year period expires.

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

College Scorecard

On December 19, 2014, the Department of Education issued a framework for a college ratings system, which was to include predominantly four-year and two-year institutions. On June 25, 2015, the Department of Education stated that in lieu of the previously announced college ratings system, it would instead create a consumer-driven website that will allow users to compare colleges based on measures that may be of importance to them. In September 2015, the Department of Education publicly released its “College Scorecard” website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation.

Executive Order on Military and Veterans Benefits Programs

In April 2012, President Obama issued an Executive Order directing the Departments of Defense and Veterans Affairs, along with other Executive Branch agencies, to implement actions to establish “Principles of Excellence” to apply to educational institutions receiving funding from Federal military and veterans educational benefits programs, including benefits programs provided by the Post-9/11 GI Bill and the tuition assistance program. The Principles of Excellence relate broadly to information regarding tuition and fees, academic quality, marketing, and state authorization requirements. The Principles of Excellence require federal agencies to create a centralized complaint system for students receiving federal military and veterans’ educational benefits to register complaints that relevant agencies can track and address. On January 30, 2014, the Department of Defense, Department of Veterans Affairs, Department of Education, and Federal Trade Commission, in collaboration with the CFPB and the U.S. Department of Justice, announced a new online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 GI Bill, Department of Defense tuition assistance programs, and other military-related education benefit programs.

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

The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the Department of Education; (2) the accrediting agencies recognized by the U.S. Secretary of Education (Secretary of Education); and (3) state education regulatory bodies. In addition, other federal agencies such as the Consumer Financial Protection Bureau and Federal Trade Commission, and various state agencies and state Attorneys General enforce consumer protection laws applicable to post-secondary educational institutions.

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

To be eligible for Title IV funding, academic programs offered by proprietary institutions of higher education must prepare students for gainful employment in a recognized occupation. After a federal court invalidated the previously adopted gainful employment regulations, the Department of Education convened a negotiated rulemaking to propose new regulations related to gainful employment, which negotiations did not yield the required consensus. On March 25, 2014, the Department of Education published a Notice of Proposed Rulemaking for public comment, and on October 31, 2014, the Department of Education published the final regulation, effective July 1, 2015. The new requirements include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt in relation to earnings, and the discretionary income rate measures student debt in relation to discretionary income. Under the new regulation, a program would pass if the program’s graduates:

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

The requirements associated with the gainful employment regulations may substantially increase our administrative burdens and could affect our student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs will be affected by factors beyond management’s control such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

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

The report was not adopted by the full Committee, and the Republican minority released their own report criticizing the majority’s investigation in many aspects, including that it did not include a review of all institutions of higher education. In addition, on July 30, 2014, the then-majority of the Committee released a report entitled “Is the New G.I. Bill Working?: For-Profit Colleges Increasing Veteran Enrollment and Federal Funds,” detailing the amount of Post-9/11 GI Bill Benefits paid to for-profit colleges, including Strayer, and recommending that the 90/10 rule be “strengthened.” The report states that at least four companies, including Strayer, “appear to be receiving close to or more than half of their reported non-federal financial aid revenue on the 10 side of the equation from Post-9/11 GI bill benefit funds.” Of the top ten proprietary institutions mentioned receiving such funds, Strayer University was noted as receiving one of the lowest amounts of Post-9/11 GI Bill funds.

On September 21, 2012, a group of Democratic senators wrote a letter to the Federal Trade Commission urging it to evaluate the marketing practices utilized by many proprietary institutions through the use of third-party lead generators. In addition, legislation was introduced in the Senate by then Senator Harkin in April 2012 that would prevent institutions from using Title IV funds for marketing activities. Similar legislation may be introduced in the future.

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

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of non-compliance and related lawsuits by government agencies, accrediting agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs, and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. In August 2010, the Secretary of Education announced plans to increase the number of program reviews by 50% to 300 in 2011. The Department of Education could limit, suspend, or terminate our participation in Title IV programs or impose other penalties such as requiring us to make refunds, pay liabilities, or pay an administrative fine upon a material finding of non-compliance. The Department of Education conducted four campus-based program reviews of Strayer University’s administration of Title IV programs in three states and the District of Columbia, with one on-site review conducted August 18-20, 2014; one on-site review conducted September 8-11, 2014; and two on-site reviews conducted September 22-26, 2014. On October 21, 2014, the Department of Education issued an Expedited Final Program Review Determination Letter for one of the program reviews conducted the week of September 22, 2014, closing the program review with no further action required by us. On November 17, 2014, we received a Program Review Report for the program review conducted in August 2014, and provided a response to the Department of Education on December 15, 2014. On January 7, 2015, we received a Final Program Review Determination letter from that August 2014 review, closing the program review with no further action required by us. On March 24, 2015, the Company received a Program Review Report for another program review, and provided a response to the Department on April 21, 2015. On April 29, 2015, the Company received a Final Program Review Determination Letter closing the review and identifying a payment of less than $500 due to the Department of

Education based on an underpayment on a return to Title IV calculation. The Company remitted payment, and received a letter from the Department on May 26, 2015, indicating that no further action was required and that the matter was closed. On September 15, 2015, the Company received a Program Review report for the final program review, and provided a response to the Department on October 5, 2015. On January 5, 2016, the Company received a Final Program Review Determination letter for the final program review, indicating that the program review was closed and no further action was required.

On August 21, 2014, the Department of Education notified Strayer University that its Program Participation Agreement was approved on a provisional basis because of the Department of Education’s program reviews open at the time of issuance. On October 1, 2014, we received a fully executed provisional Program Participation Agreement which allows us to continue to administer Title IV aid through June 30, 2017, subject to the condition that Strayer University must obtain the Department of Education’s approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree and degree programs.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the Department of Education, we would lose our ability to participate in Title IV programs.

The loss of Strayer University’s accreditation by Middle States or Middle States’ loss of recognition by the Department of Education would render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. In November 2015, the Department of Education announced a set of executive actions and legislative proposals to increase transparency and rigor in accreditation. On January 20, 2016, the Department of Education issued additional recommendations related to accreditation. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other adverse consequences.

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

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On October 1, 2014, Strayer University received an executed provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement was issued on a provisional basis because of the Department of Education’s program reviews open at the time of issuance. Under the provisional agreement, the only material additional condition that the University must comply with is obtaining Department of Education approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree and degree programs.

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

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the second federal fiscal year following that fiscal year. Institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time borrowers. Because its cohort default rate for 2010 was 15.1%, Strayer University disburses Direct Loans in this manner. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%.

If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s three-year cohort default rates for federal fiscal years 2010, 2011 and 2012, were 15.1%, 14.9%, and 11.6%, respectively. The average official cohort default rates for proprietary institutions nationally were 21.8%, 19.1% and 15.8% for federal fiscal years 2010, 2011, and 2012, respectively.

Strayer University could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of our revenues derived from those programs were too high.

A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Opportunity Act, we derived approximately 73% of our cash-basis revenues from these programs in 2014. Certain members of Congress have proposed to revise the 90/10 Rule to count tuition assistance provided by the Department of Defense and veterans education benefits, along with Title IV revenue, toward the 90% limit and to reduce the limit to 85% of total revenue, which proposals could make it difficult for us to comply with the 90/10 rule. If we were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business.

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

In 2009, the Department of Education’s Office of Inspector General criticized three accreditors, including Middle States, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010, the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The Program Integrity Regulations defined, effective July 1, 2011, the term “credit hour” for the first time and require accrediting agencies and state authorization agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department of Education could impose liabilities or other sanctions, which could have a material adverse effect on our business.

Our failure to comply with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act or Title IX of the Education Amendments of 1972 could result in sanctions and other liability.

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or Clery Act, including recent changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013, which was signed into law on March 7, 2013. On April 1, 2014, a negotiated rulemaking committee reached consensus on proposed regulations, and on October 20, 2014, the Department of Education promulgated final regulations implementing the recent amendments to the Clery Act. In addition, the Department of Education has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with Clery Act or Title IX requirements or regulations thereunder could result in action by the Department of Education to require corrective action, fine the University or limit or suspend its participation in Title IV programs, could lead to litigation, and could harm the University’s reputation.

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

We collected the majority of our fiscal year 2015 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on our part or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations and cash flows could be adversely and materially affected.

Our business could be harmed if Congress makes changes to the availability of Title IV funds.

We collected the majority of our fiscal year 2015 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year. In April 2011, Congress eliminated year-round Pell Grant awards beginning with the 2011-2012 award year and in July 2012, Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date these changes have not had a material impact on our business, but future changes in the availability of Title IV funds could impact students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations and cash flows.

Risks Related to Our Business

Our enrollment rate is uncertain, and we may not be able to assess our future enrollments effectively.

Our growth depends on a number of factors, including increased unemployment and the resulting lower confidence in job prospects, and many of the regulatory risks discussed above. In 2011, we revised our business model to acknowledge lower growth or reductions in enrollments. Our enrollment in 2016 will be affected by legislative uncertainty, regulatory activity, and market conditions. Until legislative, regulatory, and market uncertainty are resolved, it may be difficult to assess whether and to what extent there is an impact on our long-term growth prospects. In 2013, 2014 and 2015, we closed physical locations to better align our resources with our current student enrollments. Although we may continue to invest in new campuses and to pursue our strategic goals in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take if regulatory and legislative matters are not clarified or if market conditions do not stabilize.

Opening new campuses and adding new services are dependent on our forecast of the demand for adult-focused post-secondary education and on regulatory approvals.

Establishing new locations and adding new services require us to expend significant resources, including making human capital and financial capital investments, incurring marketing expenses and reallocating other resources. Since significant growth in enrollment in new campuses is required for them to become profitable, our willingness to add new campuses depends on our ability to predict growth in enrollment. The recent activity by the Department of Education and the U.S. Congress has introduced uncertainties into our business model and has slowed our pace of opening of new campuses, and we do not currently have plans to open new campuses in 2016. To open a new location, we are required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. We cannot assure investors that we will continue to open new campus locations or add new services in the future.

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

Since 2010, the U.S. Congress has increased its focus on proprietary educational institutions, including administration of Title IV programs, military assistance programs, and other federal programs. The Department of Education has indicated to Congress that it intends to increase its regulation of and attention to proprietary educational institutions, and the Government Accountability Office has released several reports of investigations into proprietary educational institutions. In 2014, the Department of Education announced the creation of an interagency task force to oversee proprietary educational institutions by coordinating the activities of several agencies and promote information sharing among the agencies, which include the Departments of Justice, VA, the CFPB, the FTC, and the Securities and Exchange Commission as well as state attorneys general. These and other governmental activities, including new regulations on program integrity and gainful employment, even if resulting in no adverse findings or actions against Strayer, singly or cumulatively could affect public perception of investor-funded higher education, damage the reputation of Strayer University, and limit our ability to attract and retain students.

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

Item 2.       Properties

Except for five campus facilities which we own, our campus and administrative facilities are leased. Our facilities are located predominantly in the Eastern United States. The Company’s corporate headquarters is located at 2303 Dulles Station Blvd., Herndon, VA 20171, while the headquarters and main campus of Strayer University is located at 1133 15th Street, Washington, DC 20005. Our leases generally range from five to 10 years with one to two renewal options for extended terms. As of December 31, 2015, we leased 88 campus and administrative facilities consisting of approximately 1.7 million square feet. The facilities that we own consist of approximately 110,000 square feet.

As announced in October 2013, we closed 20 physical locations predominantly in the Midwest. We have subleased or terminated arrangements on some of this space, and to date approximately 200,000 square feet remains vacant, with remaining lease obligations ranging from six months to six years. We are evaluating various options to address unused facility space including sublets, both short-term and long-term, and lease buyouts.

We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. We do not anticipate any significant addition of campus or administrative space in 2016.

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

	High	Low	Close
2014
First Quarter	$51.12	$33.51	$46.43
Second Quarter	$59.99	$41.52	$52.51
Third Quarter	$61.58	$47.47	$59.88
Fourth Quarter	$79.77	$57.27	$74.28
2015
First Quarter	$74.69	$53.26	$53.41
Second Quarter	$55.97	$42.20	$43.10
Third Quarter	$57.91	$41.50	$54.97
Fourth Quarter	$63.85	$49.12	$60.12

As of February 1, 2016, there were 11,027,177 shares of common stock outstanding, and approximately 97 holders of record.

We did not pay a regular quarterly dividend in 2014 or 2015. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.

Peer Group Performance Graph

The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2010 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of American Public Education, Inc. (APEI), Apollo Education Group, Inc. (APOL), Bridgepoint Education, Inc. (BPI), Capella Education Company (CPLA), Career Education Corporation (CECO), DeVry Education Group Inc. (DV), Grand Canyon Education, Inc. (LOPE), ITT Educational Services Inc. (ESI), K12 Inc. (LRN), Lincoln Educational Services Corporation (LINC) and Universal Technical Institute, Inc. (UTI). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*
Among Strayer Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Strayer Education, Inc.	100	64	37	23	49	39
NASDAQ Stock Market (U.S.)	100	98	114	157	179	189
Peer Group	100	81	56	84	77	48

____________

* The comparison assumes $100 was invested on December 31, 2010 in our common stock, the NASDAQ Stock Market (U.S.) Index and the peer companies selected by us.

There were no sales by us of unregistered securities during the year ended December 31, 2015.

In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2015, $70.0 million of our share repurchase authorization was remaining for repurchases through the end of 2016. All of our share repurchases have been effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended or terminated at any time by us without notice.

A summary of our share repurchases since the inception of the plan is as follows:

	Total number of shares repurchased	Average dollar price paid per share	Cost of share repurchases (millions)
2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1
2010	687,340	168.06	115.5
2011	1,581,444	128.15	202.7
2012	484,841	51.56	25.0
2013	495,085	50.49	25.0
2014	—	—	—
2015	—	—	—
Total	5,702,454	$124.24	$708.5

We did not make any share repurchases in 2014 or 2015.

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

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(Dollar and share amounts in thousands, except per share data)
Income Statement Data:
Revenues	$627,434	$561,979	$503,600	$446,041	$434,437
Costs and expenses:
Instruction and educational support	292,003	300,098	310,446	236,303	234,097
Marketing	74,293	71,864	75,426	66,495	70,084
Admissions advisory	26,531	26,374	20,390	16,661	16,304
General and administration	55,464	50,056	64,637	44,835	44,254
Total costs and expenses	448,291	448,392	470,899	364,294	364,739
Income from operations	179,143	113,587	32,701	81,747	69,698
Investment and other income	152	4	2	117	283
Interest expense	3,773	4,616	5,419	5,248	3,850
Income before income taxes	175,522	108,975	27,284	76,616	66,131
Provision for income taxes	69,478	43,045	10,859	30,260	26,108
Net income	$106,044	$65,930	$16,425	$46,356	$40,023
Net income per share:
Basic	$8.91	$5.79	$1.55	$4.39	$3.78
Diluted	$8.88	$5.76	$1.55	$4.35	$3.73
Weighted average shares outstanding:
Basic	11,906	11,390	10,584	10,561	10,588
Diluted(a)	11,943	11,440	10,624	10,650	10,740
Other Data:
Depreciation and amortization	$21,525	$23,973	$35,563	$20,630	$18,104
Stock-based compensation expense	$13,234	$5,464	$9,291	$9,453	$10,213
Capital expenditures	$29,991	$24,733	$8,726	$6,902	$12,692
Cash dividends per common share (paid)	$4.00	$4.00	$—	$—	$—
Average enrollment(b)	53,901	49,323	43,969	40,254	40,450
Campuses(c)	92	97	100	79	76
Full-time employees(d)	2,140	2,019	1,485	1,455	1,401

	At December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$57,137	$47,517	$94,760	$162,283	$106,889
Working capital(e)	17,484	46,631	82,182	140,316	81,207
Total assets	231,133	227,792	254,266	307,815	248,434
Long-term debt	90,000	121,875	118,750	112,500	—
Other long-term liabilities	21,656	21,905	51,456	46,248	47,987
Total liabilities	188,840	186,804	215,364	215,083	105,578
Total stockholders’ equity	42,293	40,988	38,902	92,732	142,856

____________

(a)    Diluted weighted average shares outstanding include common shares issued and outstanding, and the dilutive impact of restricted stock, restricted stock units, and outstanding stock options using the Treasury Stock Method.

(b)    Reflects average student enrollment for the four academic terms for each year indicated.

(c)    Reflects number of campuses offering classes during the fourth quarter of each year indicated. In October 2013, we announced that 20 physical locations would be closed after classes were taught in the fall academic term. The University now has 76 physical campuses.

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

Background and Overview

We are an education services holding company that owns Strayer University and, as of January 13, 2016, the New York Code and Design Academy. Strayer University is an institution of higher education which offers undergraduate and graduate degree programs at physical campuses, predominantly located in the Eastern United States, and online.

Set forth below are average Strayer University enrollment, full-time undergraduate tuition rates, revenues, income from operations, net income, and diluted net income per share for the last three years.

	Year Ended December 31,
	2013		2014		2015
Average enrollment	43,969		40,254		40,450
% Change from prior year	(11%	)	(8%	)	<1%
Full-time tuition for a new student (per course)	$1,700		$1,420		$1,420
% Change from prior year	3%		(16%	)	—
Revenues (in thousands)	$503,600		$446,041		$434,437
% Change from prior year	(10%	)	(11%	)	(3%	)
Income from operations (in thousands)	$32,701		$81,747		$69,698
% Change from prior year	(71%	)	(150%	)	(15%	)
Net income (in thousands)	$16,425		$46,356		$40,023
% Change from prior year	(75%	)	182%		(14%	)
Diluted net income per share	$1.55		$4.35		$3.73
% Change from prior year	(73%	)	181%		(14%	)

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

Tuition receivable and deferred revenue for our students are recorded upon the start of the academic term. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided and deferred revenue represents advance payments for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than one year past due is charged against the allowance. Accounts less than one year past due are reserved according to the length of time the balance has been outstanding. In establishing reserve amounts, we also consider the status of students as to whether or not they are currently enrolled for the next term, as well as the likelihood of recovering balances that have previously been written off, based on historical experience. Bad debt expense as a percentage of revenues for the years ended December 31, 2013, 2014, and 2015, was 4.4%, 3.8% and 3.0%, respectively.

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

We acquired the New York Code and Design Academy (“NYCDA”) on January 13, 2016. NYCDA provides non-degree courses in web and application software development, primarily at its campus in New York City. The acquisition did not impact our 2015 results and NYCDA’s results of operations will be included in our results from the acquisition date.

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

Revenue recognition — Like many traditional institutions, Strayer University offers its educational programs on a quarter system having four academic terms, which coincide with our quarterly financial reporting periods. Approximately 96% of our revenues during the year ended December 31, 2015 consisted of tuition revenue. Tuition revenue is recognized ratably in the quarter of instruction as the University provides academic services in a given term, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. At the start of each academic term, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term is recorded as deferred revenue.

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

If a student withdraws from a course prior to completion, a portion of the tuition is refundable depending on when the withdrawal occurs. Our refund policy typically permits students who complete less than half of a course to receive a partial refund of tuition for that course. Refunds reduce the tuition revenue that would have otherwise been recognized for that student. Since the University’s academic terms coincide with our financial reporting periods, nearly all refunds are processed and recorded in the same quarter as the corresponding revenue. The amount of tuition revenue refundable to students may vary based on the student’s state of residence.

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

New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. Revenue and the value of the benefit earned by students participating in the Graduation Fund is recognized based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree. Estimated redemption rates of eligible students vary based on their term of enrollment. As of December 31, 2015, we had deferred $20.9 million for estimated redemptions earned under the Graduation Fund. Each quarter we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is significantly influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2014 and 2015, our bad debt expense was 3.8% and 3.0% of revenue, respectively. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of December 31, 2015 would have changed our income from operations by approximately $0.3 million.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If our estimates change or if we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. In 2014 and 2015, we reduced our liability for leases by approximately $4.1 million and $0.4 million, respectively.

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

Results of Operations

In 2015, we generated $434.4 million in revenue, a 3% decrease compared to 2014, principally due to a 3% decline in revenue per student. Income from operations was $69.7 million in 2015, and includes approximately $0.4 million in adjustments to reduce our liability for losses on facilities no longer in use. Income from operations in 2014 was $81.7 million, which includes $4.1 million in adjustments related to the Company’s restructuring implemented in the fourth quarter of 2013. Net income in 2015 was $40.0 million, including approximately $0.3 million in after-tax benefits from adjustments to the Company’s liability for facilities no longer in use, compared to $46.4 million for the same period in 2014, which reflected approximately $2.6 million in after-tax charges related to the restructuring. Diluted earnings per share was $3.73 compared to $4.35 for the same period in 2014. Diluted earnings per share for 2015 includes $0.03 per share in after-tax earnings related to the reduction of the Company’s liability for losses on facilities no longer in use, and diluted earnings per share for 2014 reflects approximately $0.23 per share in after-tax charges related to the restructuring.

Key enrollment trends by quarter for our total population of students were as follows:

Academic Term	2014	2015	% Change in total students	% Change in new students
Winter	41,098	40,728	–1%	–1%
Spring	41,327	40,875	–1%	–1%
Summer	36,403	37,221	2%	4%
Fall	42,189	42,975	2%	–1%
Average	40,254	40,450	<1%	<1%

Since 2013 we have introduced a number of initiatives in response to the variability in our enrollment. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced Strayer University undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. We also introduced the Graduation Fund in mid-2013, whereby qualifying students can receive one free course for every three courses successfully completed. The free courses are redeemable in the student’s final academic year. In 2015 we launched Strayer@Work, which works with Fortune 1000 companies to structure customized degree and certificate programs for their employees, often with significant discounts to our published tuition rates. These initiatives had a negative impact on Strayer University revenue per student, which declined 3% in 2015 and is expected to decline approximately 2-3% in 2016.

Partially as a result of these measures, we experienced stable enrollment in 2015. Should the 2015 enrollment trends continue in 2016 we would expect Strayer University revenue for the full year 2016 to be down slightly due to the decline in revenue per student, and Strayer University operating expenses in 2016 to be flat to up 2-3%.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2013	2014	2015
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	61.7	53.0	53.9
Marketing	15.0	14.9	16.1
Admissions advisory	4.0	3.7	3.8
General and administration	12.8	10.1	10.2
Total costs and expenses	93.5	81.7	84.0
Income from operations	6.5	18.3	16.0
Investment income	—	—	0.1
Interest expense	1.1	1.1	0.9
Income before income taxes	5.4	17.2	15.2
Provision for income taxes	2.1	6.8	6.0
Net income	3.3%	10.4%	9.2%
Effective tax rate	39.8%	39.5%	39.5%

Year Ended December 31, 2015 Compared To Year Ended December 31, 2014

Enrollment. Average enrollment increased to 40,450 students for the year ended December 31, 2015 from 40,254 students for the same period in 2014.

Revenues. Revenues decreased 3% to $434.4 million in 2015 from $446.0 million in 2014, principally due to a decline in revenue per student of 3%. The decline in revenue per student is largely attributable to a new pricing structure which was implemented for the first quarter of 2014 which reduced tuition for new undergraduate students by approximately 20%, and made them eligible for our Graduation Fund. Revenues for undergraduate students were generally unchanged in 2015, driven by an increase in enrollment of 6% and a decline of 6% in revenue per student, resulting mostly from the new pricing structure for new undergraduate students. We expect this decline in revenue per student to continue at the undergraduate level as we enroll more new undergraduate students over time. For graduate students, revenues decreased 7% in 2015, driven by an increase in revenue per student of 3%, offset by a decline in enrollment of 10%. The increase in graduate revenue per student was due primarily to increased tuition and classes per student compared to 2014.

Instruction and educational support expenses. Instruction and educational support expenses decreased $2.2 million, or 1%, to $234.1 million in 2015 from $236.3 million in 2014. We recorded $0.4 million and $4.1 million in adjustments in 2015 and 2014, respectively, resulting from changes in the timing and expected income from settlements and executed sublease agreements signed during the period, and may record additional adjustments in the future. Instruction and educational support expenses as a percentage of revenues increased to 53.9% for 2015 from 53.0% in 2014.

Marketing expenses. Marketing expenses increased $3.6 million, or 5%, to $70.1 million in 2015 from $66.5 million in 2014. Marketing expenses as a percentage of revenues increased to 16.1% in 2015 from 14.9% in 2014. We expect to continue to invest in our marketing efforts such that marketing expenses may increase in absolute terms and as a percentage of revenue in 2016 as compared to 2015.

Admissions advisory expenses. Admissions advisory expenses decreased by $0.4 million, or 2%, to $16.3 million in 2015 from $16.7 million in 2014, primarily as a result of lower personnel costs. Admissions advisory expenses as a percentage of revenues increased to 3.8% for 2015 from 3.7% in 2014.

General and administration expenses. General and administration expenses decreased $0.5 million, or 1%, to $44.3 million in 2015 from $44.8 million in 2014. General and administration expenses as a percentage of revenues increased to 10.2% for 2015 from 10.1% in 2014.

Income from operations. Income from operations decreased $12.0 million, or 15%, to $69.7 million in 2015 from $81.7 million in 2014.

Interest expense. Interest expense decreased to $3.9 million in 2015 from $5.2 million in 2014 following the repayment in July 2015 of all our outstanding debt in connection with our amended credit facility. We have $150.0 million available under our revolving credit facility and no balance outstanding as of December 31, 2015. We expect interest expense to be in the range of $0.7-0.8 million in 2016 following the repayment of all our outstanding debt in 2015.

Provision for income taxes. Income tax expense decreased $4.2 million, or 14%, to $26.1 million in 2015 from $30.3 million in 2014, primarily due to the decrease in income before income taxes attributable to the factors discussed above. Our effective tax rate was 39.5% for 2015 and 2014. We expect our tax rate for 2016 to be in the range of 39.0-39.5%.

Net income. Net income decreased $6.4 million to $40.0 million in 2015 from $46.4 million in 2014 due to the factors discussed above.

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

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment is generally lowest in the third quarter, or summer term. The following table sets forth our enrollment by term for 2013, 2014 and 2015:

Enrollment by Term

Term	2013	2014	2015
Winter	47,926	41,098	40,728
Spring	46,130	41,327	40,875
Summer	38,627	36,403	37,221
Fall	43,192	42,189	42,975
Average	43,969	40,254	40,450

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2013, 2014 and 2015:

Quarterly Revenues
(dollars in thousands)

	2013		2014		2015
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$137,506	27%	$116,468	26%	$111,885	26%
June 30	131,980	26	112,747	25	109,750	25
September 30	110,031	22	100,756	23	99,142	23
December 31	124,083	25	116,070	26	113,660	26
Total for year	$503,600	100%	$446,041	100%	$434,437	100%

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and excluding one-time items, do not vary significantly on a quarterly basis.

Liquidity and Capital Resources

At December 31, 2015, we had cash and cash equivalents of $106.9 million compared to $162.3 million at December 31, 2014. At December 31, 2015, most of our cash was invested in bank overnight deposits.

On July 2, 2015, we used approximately $116 million of our existing cash and cash equivalents to prepay our term loan and terminate an interest rate swap as part of an amendment to our credit and term loan agreement. We also paid approximately $0.9 million in transaction fees in connection with the amendment. The amended credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The amended credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility after prepayment of the term loan facility, and as of December 31, 2015.

Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25% (compared to 2.00% to 2.50% under the prior credit facility), depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35% (compared to 0.30% to 0.40% under the prior credit facility), depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. During the years ended December 31, 2014 and 2015, we paid cash interest of $4.4 million and $2.4 million, respectively.

The amended credit agreement is guaranteed by Strayer University and is secured by substantially all of the personal property and assets of the Company and the guarantor. The amended credit agreement contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit agreement as of December 31, 2015.

Our net cash from operating activities decreased in 2015 to $76.9 million, as compared to $77.6 million for the same period in 2014. The decrease in net cash from operating activities was largely the result of the change in income from operations from $81.7 million in 2014 to $69.7 million in 2015, offset by changes in working capital. Capital expenditures were $12.7 million for the year ended December 31, 2015, compared to $6.9 million for the same period in 2014. Capital expenditures for the year ending December 31, 2016 are expected to be in the range of 3-4% of revenue.

For the year ended December 31, 2015, we did not repurchase any shares of common stock and, at December 31, 2015, had $70 million in repurchase authorization to use through December 31, 2016. We did not pay a regular quarterly dividend in either 2014 or 2015.

In 2015, bad debt expense as a percentage of revenue was 3.0% compared to 3.8% for 2014. Days sales outstanding was 17 days at the end of the fourth quarter of 2015 compared to 15 days at the end of the fourth quarter of 2014.

In January 2016, we completed the acquisition of New York Code and Design Academy, which provides non-degree courses in web and application software development, primarily at its campus in New York City. We paid $7.0 million up front and may pay up to an additional $18.0 million to the sellers based on the achievement of certain performance objectives, including NYCDA’s future revenue and operating results at the end of five years. The acquisition was funded through our existing cash and cash equivalents.

We have available $150 million under our revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts. Excess cash is invested in money market funds, which is included in cash and cash equivalents at December 31, 2013, 2014 and 2015. We earned interest income of $2,000, $0.1 million and $0.3 million in each of the years ended December 31, 2013, 2014 and 2015, respectively.

Contractual Obligations

The table below sets forth our contractual commitments associated with operating leases, excluding subleases as of December 31, 2015:

	Payments Due By Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$167,064	$37,240	$62,083	$41,601	$26,140

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2015, we do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2015, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On July 2, 2015, we used approximately $116 million of our existing cash and cash equivalents to prepay our term loan and terminate an interest rate swap as part of an amendment to our credit and term loan agreement. The amended credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The amended credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility after prepayment of the term loan facility, and as of December 31, 2015. Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $1.5 million in interest expense per year assuming the entire $150 million revolving credit facility were utilized.

Item 8.       Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders

Strayer Education, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 19, 2016

STRAYER EDUCATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$162,283	$106,889
Tuition receivable, net	16,942	18,519
Other current assets	17,426	13,390
Total current assets	196,651	138,798
Property and equipment, net	82,266	77,139
Deferred income taxes	16,241	20,003
Goodwill	6,800	6,800
Other assets	5,857	5,694
Total assets	$307,815	$248,434

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$43,836	$42,253
Income taxes payable	1,286	2,684
Deferred revenue	4,682	12,373
Other current liabilities	281	281
Current portion of debt	6,250	—
Total current liabilities	56,335	57,591
Long term debt	112,500	—
Other long-term liabilities	46,248	47,987
Total liabilities	215,083	105,578

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 10,903,341 and 11,027,177 shares issued and outstanding at December 31, 2014 and 2015, respectively	109	110
Additional paid-in capital	14,550	24,738
Retained earnings	77,985	118,008
Accumulated other comprehensive income	88	—
Total stockholders’ equity	92,732	142,856
Total liabilities and stockholders’ equity	$307,815	$248,434

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Year Ended December 31,
	2013	2014	2015
Revenues	$503,600	$446,041	$434,437
Costs and expenses:
Instruction and educational support	310,446	236,303	234,097
Marketing	75,426	66,495	70,084
Admissions advisory	20,390	16,661	16,304
General and administration	64,637	44,835	44,254
Total costs and expenses	470,899	364,294	364,739
Income from operations	32,701	81,747	69,698
Investment income	2	117	283
Interest expense	5,419	5,248	3,850
Income before income taxes	27,284	76,616	66,131
Provision for income taxes	10,859	30,260	26,108
Net income	$16,425	$46,356	$40,023

Earnings per share:
Basic	$1.55	$4.39	$3.78
Diluted	$1.55	$4.35	$3.73
Weighted average shares outstanding:
Basic	10,584	10,561	10,588
Diluted	10,624	10,650	10,740

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31,
	2013	2014	2015
Net income	$16,425	$46,356	$40,023
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	764	60	(88)
Comprehensive income	$17,189	$46,416	$39,935

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance, December 31, 2012	11,387,299	$114	$299	$41,311	$(736)	$40,988
Tax shortfall associated with stock-based compensation arrangements	—	—	(702)	(2,865)	—	(3,567)
Repurchase of common stock	(495,085)	(5)	(1,752)	(23,242)	—	(24,999)
Restricted stock forfeitures and cancellations, net of grants	(94,750)	(1)	1	—	—	—
Stock-based compensation	—	—	9,291	—	—	9,291
Change in fair value of derivative instrument, net of income tax	—	—	—	—	764	764
Net income	—	—	—	16,425	—	16,425
Balance, December 31, 2013	10,797,464	108	7,137	31,629	28	38,902
Tax shortfall associated with stock-based compensation arrangements	—	—	(2,039)	—	—	(2,039)
Restricted stock grants, net of forfeitures	105,877	1	(1)	—	—	—
Stock-based compensation	—	—	9,453	—	—	9,453
Change in fair value of derivative instrument, net of income tax	—	—	—	—	60	60
Net income	—	—	—	46,356	—	46,356
Balance, December 31, 2014	10,903,341	109	14,550	77,985	88	92,732
Tax shortfall associated with stock-based compensation arrangements	—	—	(24)	—	—	(24)
Restricted stock grants, net of forfeitures	123,836	1	(1)	—	—	—
Stock-based compensation	—	—	10,213	—	—	10,213
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(88)	(88)
Net income	—	—	—	40,023	—	40,023
Balance, December 31, 2015	11,027,177	$110	$24,738	$118,008	$—	$142,856

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2013	2014	2015
Cash flows from operating activities:
Net income	$16,425	$46,356	$40,023
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(281)	(280)	(280)
Amortization of deferred rent	(462)	(1,092)	(345)
Amortization of deferred financing costs	780	780	1,229
Depreciation and amortization	35,563	20,630	18,104
Deferred income taxes	(23,435)	(1,036)	(4,006)
Stock-based compensation	9,291	9,453	10,213
Changes in assets and liabilities:
Tuition receivable, net	4,024	685	(1,991)
Other current assets	2,434	(2,862)	4,005
Other assets	494	219	22
Accounts payable and accrued expenses	(116)	6,550	(752)
Income taxes payable and income taxes receivable	7,799	737	1,835
Deferred revenue	2,059	11,783	12,465
Other long-term liabilities	29,518	(14,373)	(3,624)
Net cash provided by operating activities	84,093	77,550	76,898
Cash flows from investing activities:
Purchases of property and equipment	(8,726)	(6,902)	(12,692)
Net cash used in investing activities	(8,726)	(6,902)	(12,692)
Cash flows from financing activities:
Payments on term loan	(3,125)	(3,125)	(118,750)
Payment of deferred financing costs	—	—	(850)
Repurchase of common stock	(24,999)	—	—
Net cash used in financing activities	(28,124)	(3,125)	(119,600)
Net increase (decrease) in cash and cash equivalents	47,243	67,523	(55,394)
Cash and cash equivalents — beginning of year	47,517	94,760	162,283
Cash and cash equivalents — end of year	$94,760	$162,283	$106,889
Non-cash transactions:
Purchases of property and equipment included in accounts payable	$47	$412	$365

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiaries, Strayer University (the “University”) and New York Code and Design Academy (“NYCDA”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through physical campuses, predominantly located in the eastern United States, and online. With the Company’s focus on the student, regardless of whether he or she chooses to take classes at a physical campus or online, it has only one reporting segment.

2.     Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the University. On January 13, 2016, the Company acquired all of the outstanding stock of NYCDA, and the results of NYCDA will be included with the Company from the acquisition date. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Revenue Recognition

The Company’s educational programs are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. Approximately 96% of the Company’s revenues during the year ended December 31, 2015 consisted of tuition revenue, which is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. This collectibility assessment considers available sources of funds for the student including Federal Financial Student Aid programs. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

At the start of each academic term, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term is recorded as deferred revenue. Some students may be eligible for scholarship awards, the estimated value of which will be realized in the future and is deducted from revenue when earned, based on historical student attendance and completion behavior. Deferred revenue is recorded as a current or long-term liability in the consolidated balance sheets based on when the benefit is expected to be realized. Revenues also include textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are recognized when earned.

The Company’s refund policy typically permits students who complete less than half of a course to receive a partial refund of tuition for that course. Refunds reduce the tuition revenue that would have otherwise been recognized for that student. Since the Company’s academic terms coincide with its financial reporting periods, nearly all refunds are processed and recorded within the same quarter as the corresponding revenue. The amount of tuition revenue refundable to students may vary based on the student’s state of residence. Unused books and related academic materials may be returned for a full refund within 21 days of the start of class; however, purchases of electronic content are not refundable if downloaded. Revenues derived from fees are not eligible for a refund.

Graduation Fund

In the third quarter of 2013, the Company introduced the Graduation Fund, which allows new undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund. Students must meet all of the University’s admission requirements, and must be enrolled in an undergraduate degree program. The Company’s employees and their dependents are not eligible for the program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed.

Revenue from students participating in the Graduation Fund is recorded in accordance with the Revenue Recognition Topic, ASC 605-50. The Company defers the value of benefits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next twelve months is $10.0 million and is included in deferred revenue as a current liability in the consolidated balance sheets.

The table below presents activity in the Graduation Fund for the years ended December 31, 2014 and 2015 (in thousands):

	2014	2015
Balance at beginning of year	$1,898	$9,706
Revenue deferred	8,507	17,882
Benefit redeemed	(699)	(6,651)
Balance at end of year	$9,706	$20,937

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

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. There were no amounts payable for these obligations at December 31, 2015. At December 31, 2014, the Company had approximately $0.2 million of these unpaid obligations, which are recorded as restricted cash and included in other current assets in the consolidated balance sheet.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incorporate historical performance based on a student’s current enrollment status and likelihood of future enrollment. The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience.

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2014 and 2015 (in thousands):

	2014	2015
Tuition receivable	$25,777	$28,543
Allowance for doubtful accounts	(8,835)	(10,024)
Tuition receivable, net	$16,942	$18,519

Approximately $1.6 million and $2.0 million of tuition receivable is included in other assets as of December 31, 2014 and 2015, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for each of the three years ended December 31, 2015 (in thousands):

	2013	2014	2015
Beginning allowance for doubtful accounts	$6,596	$10,303	$8,835
Additions charged to expense	22,225	16,947	13,067
Write-offs, net of recoveries	(18,518)	(18,415)	(11,878)
Ending allowance for doubtful accounts	$10,303	$8,835	$10,024

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. In accordance with the Property, Plant and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair value-based model. Through 2015, no such impairment loss had occurred. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization amounted to $35.6 million, $20.6 million and $18.1 million for the years ended December 31, 2013, 2014, and 2015, respectively.

Construction in progress includes costs of computer software developed for internal use, which is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs, payroll, and payroll-related costs for employees that are directly associated with the project are capitalized and will be amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2015 in the Consolidated Statements of Cash Flows have been adjusted to exclude non-cash purchases of property and equipment transactions during that period.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and the indefinite-lived intangible asset are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test. Following its qualitative assessment, the Company determined it was not more likely than not that the fair value of its goodwill was less than the carrying amount and, accordingly, no impairment existed in 2015.

Long-Term Liabilities

Included in the Company’s long-term liabilities are amounts related to the Company’s operating leases, deferred payments related to an acquisition completed in 2011, the fair value of the Company’s interest rate swap, and the non-current portion of deferred revenue. In conjunction with the opening of some campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20 (“ASC 840-20”), these underlying assets were capitalized as leasehold improvements and a liability was established for the reimbursements. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five to ten years. In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The cumulative difference between the rent payment and the straight-line rent expense is recorded as a liability. The Company also records the non-current portion of the gain related to the sale and lease back of a campus facility as a long-term liability.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company discontinues hedge accounting prospectively.

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 10,903,341 and 11,027,177 shares were issued and outstanding as of December 31, 2014 and 2015, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Advertising Costs

The Company expenses advertising costs in the quarter incurred, except for costs associated with the production of media commercials which are expensed when the commercial is first aired.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Consolidated Statements of Income for each of the three years in the period ended December 31, 2015 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the year ended December 31, 2015, the Company had no issued and outstanding stock options that were excluded from the calculation. Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for each of the three years ended December 31, 2015 (in thousands):

	2013	2014	2015
Weighted average shares outstanding used to compute basic earnings per share	10,584	10,561	10,588
Incremental shares issuable upon the assumed exercise of stock options	—	6	6
Unvested restricted stock and restricted stock units	40	83	146
Shares used to compute diluted earnings per share	10,624	10,650	10,740

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tax years 2012-2015 remain open for Federal tax examination and the tax years 2011-2015 remain open to examination by state and local taxing jurisdictions in which the Company is subject.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017. The Company currently is evaluating the impact that the standard will have on its financial condition, results of operations, and disclosures.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company intends to adopt the standard during the first quarter of 2016.

3.     Restructuring and Related Charges

In October 2013, the Company implemented a restructuring to better align the Company’s resources with its current student enrollments. This restructuring included the closing of 20 physical locations and reductions in the number of campus-based and corporate employees.

The following details the changes in the Company’s restructuring liability by type of cost during the three years ended December 31, 2015 (in thousands):

	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2012	$—	$—	$—
Restructuring and other charges(1)	47,792	6,898	54,690
Payments	(103)	(6,120)	(6,223)
Adjustments(2)	(5,139)	1,438	(3,701)
Balance at December 31, 2013(1)	42,550	2,216	44,766
Payments	(12,418)	(2,138)	(14,556)
Adjustments(2)	(2,849)	(78)	(2,927)
Balance at December 31, 2014(1)	27,283	—	27,283
Payments	(7,754)	—	(7,754)
Adjustments(2)	526	—	526
Balance at December 31, 2015(1)	$20,055	$—	$20,055

____________

(1)    The current portion of restructuring liabilities was $6.0 million and $4.8 million as of December 31, 2014 and December 31, 2015, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

(2)    Adjustments for lease and related costs include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements signed during the period. Adjustments for severance and other employee separation costs include amounts related to employees who were re-hired to other roles within the Company and were not paid severance.

Lease and Related Costs, Net — The Company recorded approximately $36.0 million of aggregate charges representing the estimated fair value of future contractual operating lease obligations, which were recorded in the fourth quarter of 2013, when the Company ceased using the respective facilities. Lease obligations, some of which continue through 2022, are measured at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases discounted at the Company’s marginal borrowing rate of 4.5%, partially offset by estimated future sublease rental income, which involves significant judgment. The Company’s estimate of the amount and timing of sublease rental income considers subleases that have been executed and subleases expected to be executed based on current commercial real estate market data and conditions, and other qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.

Severance and Other Employee Separation Costs — The Company implemented workforce reductions in order to better align its human capital resources with the evolving needs of students. A total of $6.9 million in severance and other employee separation costs were recorded in the year ended December 31, 2013, all of which has subsequently been paid.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Property and Equipment

The composition of property and equipment as of December 31, 2014 and 2015 is as follows (in thousands):

	2014	2015	Estimated useful life (years)
Land	$7,138	$7,138	—
Buildings and improvements	18,998	19,109	5–40
Furniture, equipment, and computer hardware and software	153,417	150,597	5–10
Leasehold improvements	38,732	38,639	3–10
Construction in progress	1,942	4,251	—
	220,227	219,734
Accumulated depreciation and amortization	(137,961)	(142,595)
	$82,266	$77,139

Construction in progress includes costs associated with the construction and renovation of campuses and the development of information technology applications. In 2014 and 2015, the Company recorded leasehold improvements of $0.1 million and $2.9 million, respectively, which were reimbursed by lessors as lease incentives. In 2014 and 2015, the Company wrote off $13.6 million and $13.3 million, respectively, in fixed assets that were fully depreciated and no longer in service.

5.     Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$100	$100	$—	$—
Total assets at fair value on a recurring basis	$100	$100	$—	$—
Liabilities:
Other long-term liabilities:
Deferred payments	$3,278	$—	$—	$3,278
Total liabilities at fair value on a recurring basis	$3,278	$—	$—	$3,278

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2014 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents:
Money market funds	$8,275	$8,275	$—	$—
Interest rate swaps	143	—	143	—
Total assets at fair value on a recurring basis	$8,418	$8,275	$143	$—
Liabilities:
Other long-term liabilities:
Deferred payments	$2,398	$—	$—	$2,398
Total liabilities at fair value on a recurring basis	$2,398	$—	$—	$2,398

The Company measures the above items on a recurring basis at fair value as follows:

•       Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in Cash and cash equivalents in the accompanying Consolidated Balance Sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of Accumulated other comprehensive income in Stockholders’ equity. The Company’s cash and cash equivalents held at December 31, 2014 and 2015, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•       Interest rate swap — The Company had an interest rate swap with a notional amount of $118.8 million as of December 31, 2014, used to minimize the interest rate exposure and fix the variable interest rate on a portion of the Company’s variable rate debt. The swap was classified within Level 2 and was valued using readily available pricing sources which utilize market observable inputs including the current variable interest rate for similar types of instruments. The swap was terminated when the Company repaid all its outstanding debt in July 2015 upon completion of its Amended Credit Facility (see Note 6).

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

At December 31, 2014, the carrying value of the Company’s debt was $118.8 million, which approximated fair value. All of the Company’s debt was variable interest rate debt and classified within Level 2 because it was valued using readily available pricing sources which utilize market observable inputs. The Company has no outstanding debt as of December 31, 2015.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the years ended December 31, 2014 or 2015. Changes in the fair value of the Company’s Level 3 deferred payment liability that was outstanding throughout the years ended December 31, 2014 and 2015 are as follows (in thousands):

	2014	2015
Balance at beginning of year	$2,115	$2,398
Amounts earned	(545)	(756)
Adjustments to fair value	828	1,636
Balance at end of year	$2,398	$3,278

6.     Long Term Debt

On July 2, 2015, the Company entered into an amended credit facility (the “Amended Credit Facility”) which provides for a revolving line of credit (the “Revolver”) up to $150.0 million and provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans in an amount up to $50 million in the aggregate in the future. The maturity date of the Amended Credit Facility is July 2, 2020. The Amended Credit Facility replaced the Company’s prior credit agreement (the “Prior Credit Agreement”), dated November 8, 2012, which had provided for both a term loan and revolving line of credit and an original maturity date of December 31, 2016. All amounts outstanding under the Prior Credit Agreement were repaid upon execution of the Amended Credit Facility. The Company paid approximately $0.9 million in debt financing costs associated with the Amended Credit Facility.

Borrowings under the Revolver will bear interest at a per annum rate equal to, at the Company’s election, LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25% (as compared to 2.00% to 2.50% under the Prior Credit Agreement), depending on the Company’s leverage ratio. The Company also is subject to a quarterly unused commitment fee ranging from 0.25% to 0.35% per annum (as compared to 0.30% to 0.40% per annum under the Prior Credit Agreement), depending on the Company’s leverage ratio, times the daily unused amount under the Revolver.

All other remaining terms of the Prior Credit Agreement remain in full force and effect. The Amended Credit Facility is guaranteed by the University and is secured by substantially all of the personal property and assets of the Company and the guarantor. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, as with the Prior Credit Agreement, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

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

•       A Department of Education Financial Responsibility Composite Score of not less than 1.5.

The Company was in compliance with all the terms of the Amended Credit Facility at December 31, 2015.

During the years ended December 31, 2014 and 2015, the Company paid cash interest of $4.4 million and $2.4 million, respectively. The Company’s average annual interest rate, including non-cash charges for the amortization of debt financing costs, was 4.3% in 2014, and 4.3% in 2015 during the period in which the Company had debt outstanding. The Company had no outstanding balance under Revolver as of December 31, 2015.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Rate Swap

Under the Prior Credit Agreement, the Company was party to an interest rate swap on the outstanding term loan balance in order to minimize the interest rate exposure on the balance of the term loan facility (the “Swap”). The Swap effectively fixed the variable interest rate on the associated term loan at a rate ranging from 2.85% to 3.35%, depending on the Company’s leverage ratio, rather than being subject to fluctuations in the LIBOR rate. The term of the Swap effectively matched the term of the underlying term loan facility. The Swap was designated as a cash flow hedge and was deemed effective in accordance with the Derivatives and Hedging Topic, ASC 815. The fair value of the Swap was included in other assets in the Company’s consolidated balance sheets, and was settled in full at the time of the payoff of the term loan under the Prior Credit Agreement.

7.     Stock Options, Restricted Stock and Restricted Stock Units

On May 5, 2015, the Company’s shareholders approved the Strayer Education, Inc. 2015 Equity Compensation Plan (the “2015 Plan”), which replaced the Strayer Education, Inc. 2011 Equity Compensation Plan (the “2011 Plan”). The 2015 Plan provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the 2015 Plan is ten years. The number of shares of common stock reserved for issuance under the 2015 Plan is 500,000 authorized but unissued shares, plus the number of shares available for grant under the 2011 Plan at the time of stockholder approval of the 2015 Plan, and plus the number of shares which may in the future become available under the 2011 Plan due to forfeitures of outstanding awards.

In February 2015, the Company’s Board of Directors approved grants of 71,991 shares of restricted stock to certain employees. These shares, which vest 100% in February 2019, were granted pursuant to the 2011 Plan. The Company’s stock price closed at $70.15 on the date of these restricted stock grants.

In May 2015, the Company’s Board of Directors approved grants of 40,867 shares of restricted stock, which vest in their entirety four years from the date of grant, and were granted pursuant to the 2015 Plan. The Company’s Board of Directors also approved grants of 13,797 shares of restricted stock. These shares, which vest annually over a three-year period, were awarded to non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program and the 2015 Plan. The Company’s stock price closed at $48.94 on the date of these restricted stock grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, unless waived by the Board of Directors.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for each of the three years in the period ended December 31, 2015:

	Number of shares	Weighted-average grant price
Balance, December 31, 2012	434,439	$178.88
Grants	225,741	57.90
Vested shares	(51,916)	164.22
Forfeitures	(120,491)	140.30
Balance, December 31, 2013	487,773	$131.51
Grants	108,606	38.95
Vested shares	(69,434)	158.97
Forfeitures	(2,729)	93.44
Balance, December 31, 2014	524,216	$115.67
Grants	126,655	61.00
Vested shares	(13,725)	52.94
Forfeitures	(2,819)	115.55
Balance, December 31, 2015	634,327	$104.66

Stock Options

The table below sets forth the stock option activity for each of the three years in the period ended December 31, 2015 and other stock option information at December 31, 2015:

	Number of shares	Weighted-average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2012	100,000	$107.28	0.1	$—
Grants	100,000	51.95
Exercises	—	—
Forfeitures	(100,000)	107.28
Balance, December 31, 2013	100,000	$51.95	7.0	$—
Grants	—	—
Exercises	—	—
Forfeitures	—	—
Balance, December 31, 2014	100,000	$51.95	6.0	$2,233
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, December 31, 2015	100,000	$51.95	5.1	$817
Exercisable, December 31, 2015	100,000	$51.95	5.1	$817

____________

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of shares exercisable as of December 31, 2013, 2014 and 2015 are as follows:

	Number of shares	Weighted-average exercise price
Exercisable, December 31, 2013	—	$51.95
Exercisable, December 31, 2014	—	$51.95
Exercisable, December 31, 2015	100,000	$51.95

Valuation and Expense Information under Stock Compensation Topic ASC 718

At December 31, 2015, total stock-based compensation cost which has not yet been recognized was $25.7 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 33 months on a weighted-average basis. Awards of approximately 467,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	2013	2014	2015
Instruction and educational support	$1,976	$1,736	$2,134
Marketing	—	—	—
Admissions advisory	—	—	—
General and administration	7,315	7,717	8,079
Stock-based compensation expense included in operating expense	9,291	9,453	10,213
Tax benefit	3,698	3,734	4,032
Stock-based compensation expense, net of tax	$5,593	$5,719	$6,181

The following table summarizes information regarding share-based payment arrangements for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	2013	2014	2015
Proceeds from stock options exercised	$—	$—	$—
Tax shortfall related to share-based payment arrangements	$(3,567)	$(2,039)	$(24)
Intrinsic value of stock options exercised	$—	$—	$—

8.     Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2014 and 2015 (in thousands):

	2014	2015
Loss on facilities not in use	$21,280	$15,229
Deferred revenue, net of current portion	9,654	14,429
Deferred rent and other facility costs	8,646	8,993
Deferred payments related to acquisition	5,198	6,078
Lease incentives	1,056	3,125
Deferred gain on sale of campus building	414	133
	$46,248	$47,987

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Payments Related to Acquisition

The Company acquired certain assets and entered into deferred payment arrangements with one of the sellers in connection with an acquisition completed in 2011. The deferred payment arrangements are valued at approximately $2.4 million and $3.3 million as of December 31, 2014 and 2015, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

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

9.     Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Effective January 1, 2016, participants may contribute up to $18,000 of their base compensation annually. Employee contributions are voluntary. Discretionary contributions were made by the Company matching 50% of employee deferrals up to a maximum of 3% of the employee’s annual salary. The Company’s contributions, which vest immediately, totaled $1.1 million, $0.9 million and $1.1 million for the years ended December 31, 2013, 2014, and 2015, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2013, 2014, and 2015 were as follows:

	Shares purchased	Average price per share
2013	8,911	$42.27
2014	5,872	$44.55
2015	5,136	$49.10

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Stock Repurchase Plan

In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of common stock in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2015, approximately $70 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2016. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

A summary of the Company’s stock repurchase activity for the years ended December 31, 2013, 2014, and 2015, all of which was part of a publicly announced plan, is set forth in the table below:

	Number of shares repurchased	Average price paid per share	Amount available for future repurchases (in millions)
2013	495,085	$50.49	$70.0
2014	—	$—	$70.0
2015	—	$—	$70.0

Repurchases of common stock are recorded as a reduction to additional paid-in capital. To the extent additional paid-in capital had been reduced to zero through stock repurchases, retained earnings was then reduced.

11.   Commitments and Contingencies

The University participates in various federal student financial assistance programs which are subject to audit by agencies including the Department of Education, the Veterans Administration, and the Department of Defense. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial position, results of operations or cash flows.

As of December 31, 2015, the Company had 88 long-term, non-cancelable operating leases for campuses and other administrative facilities. Rent expense was $82.2 million, $35.7 million, and $37.5 million for the years ended December 31, 2013, 2014, and 2015, respectively. Rent expense for 2013 includes approximately $36.0 million in charges related to the closure of 20 campus locations. Rent expense for 2014 and 2015 includes benefits of approximately $4.1 million and $0.4 million, respectively, to reduce the Company’s liability for losses on facilities no longer in use. The rents on the Company’s leases are subject to annual increases.

The minimum rental commitments for the Company as of December 31, 2015 are as follows (in thousands):

Minimum rental commitments
2016	$37,240
2017	33,264
2018	28,819
2019	23,444
2020	18,157
Thereafter	26,140
Total	$167,064

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   Income Taxes

The income tax provision for the years ended December 31, 2013, 2014 and 2015 is summarized below (in thousands):

	2013	2014	2015
Current:
Federal	$26,390	$25,285	$25,515
State	4,582	4,490	4,538
Total current	30,972	29,775	30,053
Deferred:
Federal	(18,387)	141	(3,634)
State	(1,726)	344	(311)
Total deferred	(20,113)	485	(3,945)
Total provision for income taxes	$10,859	$30,260	$26,108

The tax effects of the principal temporary differences that give rise to the Company’s deferred tax assets are as follows as of December 31, 2014 and 2015 (in thousands):

	2014	2015
Tuition receivable	$3,439	$3,908
Other facility-related costs	2,824	2,538
Employee-related liabilities	(96)	—
Current net deferred tax asset	6,167	6,446
Stock-based compensation	12,994	16,742
Property and equipment	(11,622)	(9,417)
Other facility-related costs	8,903	6,534
Deferred revenue	3,758	4,267
Deferred leasing costs	2,797	2,825
Interest rate swap	(56)	—
Other	(533)	(948)
Long-term net deferred tax asset	16,241	20,003
Net deferred tax asset	$22,408	$26,449

As of December 31, 2014 and 2015, the Company’s liabilities for unrecognized tax benefits are included in income taxes payable in the Consolidated Balance Sheets. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the Consolidated Statements of Income. The Company recognized $0.1 million of benefits in 2014 and $0.1 million of expense in 2015, related to interest and penalties. The total amount of interest and penalties included in the Consolidated Balance Sheets was $0.3 million and $0.2 million as of December 31, 2014 and 2015, respectively.

The following table summarizes changes in unrecognized tax benefits, excluding interest and penalties, for the respective periods (in thousands):

	Year Ended December 31,
	2014	2015
Beginning unrecognized tax benefits	$1,745	$2,936
Additions based on tax positions taken in the current year	2,085	—
Reductions for tax positions taken in prior years	(565)	(2,431)
Settlements with taxing authorities	(329)	—
Ending unrecognized tax benefits	$2,936	$505

It is reasonably possible that approximately $0.3 million of unrecognized tax benefits will be reduced in the next twelve months due to expiration of the applicable statutes of limitations. The Company does not anticipate significant changes to other unrecognized tax benefits.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, $0.5 million of the Company’s total unrecognized tax benefits would favorably affect the Company’s effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by taxing authorities, the Company would record additional income tax expense.

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2013, 2014, and 2015 is as follows:

	2013	2014	2015
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.6	4.2	4.2
Other	0.2	0.3	0.3
Effective tax rate	39.8%	39.5%	39.5%

Cash payments for income taxes were $26.5 million, $30.8 million, and $28.5 million in 2013, 2014, and 2015, respectively.

13.   Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2014 and 2015 is as follows (in thousands except per share data):

	Quarter
2014	First	Second	Third	Fourth
Revenues	$116,468	$112,747	$100,756	$116,070
Income from operations	25,909	23,998	9,216	22,624
Net income	14,783	13,677	4,953	12,943
Net income per share:
Basic	$1.40	$1.29	$0.47	$1.22
Diluted	$1.40	$1.29	$0.46	$1.21

	Quarter
2015	First	Second	Third	Fourth
Revenues	$111,885	$109,750	$99,142	$113,660
Income from operations	19,859	20,929	7,254	21,656
Net income	11,385	11,874	3,723	13,041
Net income per share:
Basic	$1.08	$1.12	$0.35	$1.23
Diluted	$1.06	$1.11	$0.35	$1.21

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the gainful employment regulation required institutions to certify by December 31, 2015, among other things, that each eligible gainful employment program is programmatically accredited if required by a federal governmental entity or a state governmental entity in the state in which it is located or is otherwise required to obtain state approval, and that the each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. The Company timely made the required certification.

The requirements associated with the gainful employment regulations may substantially increase the Company’s administrative burdens and could affect student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of the Company’s academic programs will be affected by factors beyond management’s control such as changes in the Company’s graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if the Company were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of the University.

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, or Clery Act, including recent changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013, which was signed into law on March 7, 2013. On April 1, 2014, a negotiated rulemaking committee reached consensus on proposed regulations, and on October 20, 2014, the Department promulgated regulations implementing the recent amendments to the Clery Act. In addition, the Department has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department to require correction action, fine the Company

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or limit or suspend its participation in Title IV programs, could lead to litigation, and could harm the Company’s reputation. The Company is in compliance with these requirements.

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department, its Office of Inspector General, state licensing agencies, and accrediting agencies. The Department conducted four campus-based program reviews of Strayer University campuses in three states and the District of Columbia, with one on-site review conducted August 18-20, 2014; one on-site review conducted September 8-11, 2014; and two on-site reviews conducted September 22-26, 2014. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act, and regulations related thereto. On October 21, 2014, the Department issued an Expedited Final Program Review Determination Letter for one of the program reviews conducted the week of September 22, 2014, closing the program review with no further action required by the Company. On November 17, 2014, the Company received a Program Review Report for the program review conducted in August 2014, and provided a response to the Department on December 15, 2014. On January 7, 2015, the Company received a Final Program Review Determination letter from that review, closing the review with no further action required by the Company. On March 24, 2015, the Company received a Program Review Report for another program review, and provided a response to the Department on April 21, 2015. On April 29, 2015, the Company received a Final Program Review Determination Letter closing the review and identifying a payment of less than $500 due to the Department of Education based on an underpayment on a return to Title IV calculation. The Company remitted payment, and received a letter from the Department on May 26, 2015, indicating that no further action was required and that the matter was closed. On September 15, 2015, the Company received a Program Review report for the final program review, and provided a response to the Department on October 5, 2015. On January 5, 2016 the Company received a Final Program Review Determination letter for the final program review, indicating that the program review was closed and no further action was required.

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On October 1, 2014, Strayer University received an executed provisional Program Participation Agreement from the Department allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement was issued on a provisional basis because of the Department’s program reviews open at the time of issuance. Under the provisional agreement, the only material additional condition that the University must comply with is obtaining Department approval for substantial changes, including the addition of any new location, level of academic offering, non-degree program, or degree program.

16.   Subsequent Event

On January 13, 2016, the Company acquired all of the outstanding shares of the New York Code and Design Academy, a provider of non-degree web and mobile app development courses. NYCDA will operate as a wholly owned subsidiary of the Company, and will maintain its current headquarters and management team based in New York City. The purchase price includes $7.0 million paid up front in cash, plus an additional contingent cash payment of up to $18.0 million based on the achievement of certain performance objectives including NYCDA’s future revenue and results of operations for the five-year period ending December 31, 2020. NYCDA’s operating results will be included in the Company’s consolidated financial statements from the date of the acquisition.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2015, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Company’s directors, executive officers, and significant employees:

Name	Age	Position

Directors:

Robert S. Silberman	58	Executive Chairman of the Board

Dr. John T. Casteen III	72	Presiding Independent Director

Dr. Charlotte F. Beason	68	Director

William E. Brock	85	Director

Robert R. Grusky	58	Director

Robert L. Johnson	69	Director

Karl McDonnell	49	Director, Chief Executive Officer

Todd A. Milano	63	Director

G. Thomas Waite, III	64	Director

J. David Wargo	62	Director

Executive Officers:

Daniel W. Jackson	41	Executive Vice President and Chief Financial Officer

Kelly J. Bozarth	47	Executive Vice President, Strayer@Work

University Officers:

Brian W. Jones	47	President, Strayer University

Rosemary J. Rose	55	Chief Operating Officer, Strayer University

Andrea S. Backman	46	Provost and Chief Academic Officer

Directors

Mr. Robert S. Silberman was named Strayer’s Executive Chairman of the Board in 2013. He was Chairman of the Board from February 2003 to 2013 and Chief Executive Officer from March 2001 to 2013. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Mr. Silberman has been a Director of Strayer since March 2001. He serves on the Board of Directors of Twenty-First Century Fox, Inc., Covanta Holding Company, and Par Pacific Holdings. Mr. Silberman is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.

Dr. John T. Casteen III is the President Emeritus and University Professor at the University of Virginia, where he teaches courses in literature, intellectual history, and public policy. He served as President of the University of Virginia from 1990 through 2010. He was President of the University of Connecticut from 1985 to 1990. From 1982 to 1985, Dr. Casteen served as the Secretary of Education for the Commonwealth of Virginia. Dr. Casteen is on the board of directors of Altria, Inc., and served on the board of directors of Wachovia Corporation until 2008. Dr. Casteen also is director of a number of charitable and privately-held business entities, including ECHO 360, the Woodrow Wilson International Center for Scholars, and the Jamestown-Yorktown Foundation. He has chaired the boards of both the College Entrance Examination Board and the Association of American Universities. Dr. Casteen has been a member of the Board since 2011, is Chair of the Nominating Committee of the Board, and currently serves as the Presiding Independent Director. Dr. Casteen holds a bachelor’s degree, master’s degree and a Ph.D. in English from the University of Virginia, as well as several honorary degrees, including degrees from the Universities of Athens (Greece) and Edinburgh (Scotland) and two community colleges in Virginia.

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

Mr. J. David Wargo has been President of Wargo and Company, Inc., an investment management company, since 1993. Mr. Wargo is a co-founder and was a Member of New Mountain Capital, LLC, from 2000 to 2008, and was a Senior Advisor there from 2008 until 2011. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is also a Director of Liberty Global, Inc., Liberty Broadband Corporation, Discovery Communications, Inc., and Liberty TripAdvisor Holdings, Inc. Mr. Wargo has served on the Board since 2001 and is Chair of the Compensation Committee of the Board. Mr. Wargo holds a bachelor’s degree in physics and a master’s degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master’s degree in management science from the Sloan School of Management, which is the business school of the Massachusetts Institute of Technology.

Executive Officers

Mr. Daniel W. Jackson is Executive Vice President and Chief Financial Officer. Mr. Jackson has been with the company since 2003 and has served as Senior Vice President of Finance, Regional Vice President of Operations, Director of Business Operations, Campus Director, and as Manager of Financial Analysis. Prior to joining Strayer, Mr. Jackson was an Equity Research Associate with Legg Mason Wood Walker, and Director of Operations for Fairmont Schools, Inc. Mr. Jackson holds a bachelor’s degree in international affairs from the University of Colorado at Boulder, and a master’s degree in business administration from Georgetown University.

Ms. Kelly J. Bozarth is Executive Vice President, Strayer@Work. She joined Strayer in 2008 and has served as Senior Vice President and Chief Business Officer of Strayer University, and as Senior Vice President and Controller of the Company. Previously, Ms. Bozarth held senior management roles in finance and operations in the education sector for five years. Prior to that, she held a variety of senior management positions in finance and in operations with The Walt Disney Company over a 10 year period. Ms. Bozarth is a Certified Public Accountant who began her career at Deloitte and Touche. Ms. Bozarth holds a bachelor’s degree in accounting from Missouri State University and a master’s degree in business administration from Pepperdine University.

University Officers

Mr. Brian W. Jones is the University President. Mr. Jones joined Strayer University in 2012 as the General Counsel. Prior to joining Strayer University, he co-founded and served as president of Latimer Education, Inc., a venture-backed company partnering with a historically black college to provide online postsecondary education solutions to African American working adults. He previously served for four years as the U.S. Department of Education’s general counsel, a Senate-confirmed presidential appointment, under former Secretary of Education Rod Paige; among other senior higher education roles. Jones currently chairs the board of the National Alliance for Public Charter Schools. He previously served as chair of the D.C. Public Charter School Board (PCSB), having been twice nominated by the U.S. Secretary of Education and appointed by the Mayor of the District of Columbia. Mr. Jones holds a bachelor’s degree in business administration from Georgetown University and a juris doctor degree from the University of California at Los Angeles (UCLA) School of Law.

Ms. Rosemary J. Rose is Executive Vice President and University Chief Operating Officer. Ms. Rose joined Strayer in 2009. Previously, over an eleven year period, Ms. Rose held senior management positions with The Walt Disney Company including Vice President of Food and Beverage and Merchandise Operations and Vice President of Disney University’s Operations Learning and Development for Walt Disney World. During this time, she had responsibility for the lines of business for Food and Beverage and Merchandise for all Walt Disney parks and resorts worldwide. Prior to Disney, Ms. Rose held a variety of senior management positions at Darden Restaurants and the General Mills Restaurant Group. She also held positions with Automatic Data Processing and Barnett Banks. She holds a bachelor’s degree in finance and master’s degree in business administration from the University of Central Florida.

Ms. Andrea S. Backman is Provost and Chief Academic Officer. Ms. Backman most recently served as Dean of the Jack Welch Management Institute where she was responsible for all academic matters including faculty on-boarding and performance management, product design and development and the overall student experience. Prior to joining JWMI, Ms. Backman served as a faculty member and online leader at the University of Virginia. She also served as Senior Vice Provost for Faculty at Strayer University, Director of New Program Development at the University of Virginia and Associate Director for Distance Education at DePaul University. Prior to her work in academia, she worked in industry in both marketing and research functions. She holds a PhD from the University of Virginia, a master’s degree from DePaul University and an undergraduate degree from the Pennsylvania State University.

Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2015.

Item 11.     Executive Compensation

The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2015.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2015.

Item 13.     Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2015.

Item 14.     Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2015.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(A)(1) Financial Statements

All required financial statements of the registrant are set forth under Item 8 of this report on Form 10-K.

(A)(2) Financial Statement Schedule

All financial statement schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

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
Karl McDonnell
Chief Executive Officer

Date: February 19, 2016

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Karl McDonnell and Daniel W. Jackson, and each of them individually, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and his name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Executive Chairman of the Board	February 19, 2016
(Robert S. Silberman)

/s/ Karl McDonnell	Chief Executive Officer and Director	February 19, 2016
(Karl McDonnell)	(Principal Executive Officer)

/s/ Daniel W. Jackson	Chief Financial Officer	February 19, 2016
(Daniel W. Jackson)	(Principal Financial Officer)

/s/ Thomas J. Aprahamian	Controller and Chief Accounting Officer	February 19, 2016
(Thomas J. Aprahamian)	(Principal Accounting Officer)

/s/ Charlotte F. Beason	Director	February 19, 2016
(Charlotte F. Beason)

/s/ William E. Brock	Director	February 19, 2016
(William E. Brock)

/s/ John T. Casteen, III	Director	February 19, 2016
(John T. Casteen, III)

/s/ Robert R. Grusky	Director	February 19, 2016
(Robert R. Grusky)

/s/ Robert L. Johnson	Director	February 19, 2016
(Robert L. Johnson)

/s/ Todd A. Milano	Director	February 19, 2016
(Todd A. Milano)

/s/ G. Thomas Waite, III	Director	February 19, 2016
(G. Thomas Waite, III)

/s/ J. David Wargo	Director	February 19, 2016
(J. David Wargo)

Exhibit Index

Exhibit Number	Description

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

10.4†

Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 28, 2002).

10.5†

Strayer Education, Inc. 2011 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement (File No. 000-21039) filed with the Commission on March 29, 2011).

10.6†	Strayer Education, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed on March 13, 2015).

10.7†

Form of Restricted Stock Award Agreement — Time Based — under the 2015 Equity Compensation Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 5, 2015).

10.8†

Form of Restricted Stock Award Agreement — Performance Based — under the 2015 Equity Compensation Plan (incorporated by reference to Exhibit 99.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 5, 2015).

10.9†

Form of Nonqualified Stock Option Agreement under the 2015 Equity Compensation Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 5, 2015).

10.10†

Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2011 Equity Compensation Plan (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 5, 2015.

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included in signature page hereto).

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

____________

*       Filed herewith.

**      Furnished herewith.

†       Denotes management contract or compensation plan or arrangement.