Form 10-Q
period 2016-03-31
STRAYER EDUCATION INC
filed 2016-05-06
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒

As of April 15, 2016, there were outstanding 11,153,979 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2015	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$106,889	$117,498
Tuition receivable, net	18,519	18,613
Other current assets	6,944	8,383
Total current assets	132,352	144,494
Property and equipment, net	77,139	74,954
Deferred income taxes	26,449	22,930
Goodwill	6,800	21,042
Other assets	5,694	14,276
Total assets	$248,434	$277,696

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,253	$38,108
Income taxes payable	2,684	7,231
Deferred revenue	12,373	16,868
Other current liabilities	281	281
Total current liabilities	57,591	62,488
Other long-term liabilities	47,987	57,091
Total liabilities	105,578	119,579

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,027,177 and 11,153,979 shares issued and outstanding at December 31, 2015 and March 31, 2016, respectively	110	112
Additional paid-in capital	24,738	27,577
Retained earnings	118,008	130,428
Total stockholders’ equity	142,856	158,117
Total liabilities and stockholders’ equity	$248,434	$277,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended
	March 31,
	2015	2016
Revenues	$111,885	$111,166
Costs and expenses:
Instruction and educational support	59,697	58,098
Marketing	16,681	18,298
Admissions advisory	3,993	4,349
General and administration	11,655	10,329
Total costs and expenses	92,026	91,074
Income from operations	19,859	20,092
Investment income	78	100
Interest expense	1,273	160
Income before income taxes	18,664	20,032
Provision for income taxes	7,279	7,612
Net income	$11,385	$12,420
Earnings per share:
Basic	$1.08	$1.17
Diluted	$1.06	$1.15
Weighted average shares outstanding:
Basic	10,579	10,596
Diluted	10,738	10,782

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended
	March 31,
	2015	2016
Net income	$11,385	$12,420
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	(205)	—
Comprehensive income	$11,180	$12,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2014	10,903,341	$109	$14,550	$77,985	$88	$92,732
Restricted stock grants, net of forfeitures	70,693	1	(1)	—	—	—
Stock-based compensation	—	—	2,451	—	—	2,451
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(205)	(205)
Net income	—	—	—	11,385	—	11,385
Balance at March 31, 2015	10,974,034	$110	$17,000	$89,370	$(117)	$106,363

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2015	11,027,177	$110	$24,738	$118,008	$—	$142,856
Tax shortfall associated with stock-based compensation arrangements	—	—	(50)	—	—	(50)
Restricted stock grants, net of forfeitures	126,802	2	(2)	—	—	—
Stock-based compensation	—	—	2,891	—	—	2,891
Net income	—	—	—	12,420	—	12,420
Balance at March 31, 2016	11,153,979	$112	$27,577	$130,428	$—	$158,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31,
	2015	2016
Cash flows from operating activities:
Net income	$11,385	$12,420
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(71)	(71)
Amortization of deferred rent	(279)	(52)
Amortization of deferred financing costs	195	66
Depreciation and amortization	4,713	4,425
Deferred income taxes	(426)	(633)
Stock-based compensation	2,451	2,891
Changes in assets and liabilities:
Tuition receivable, net	1,914	717
Other current assets	2,573	(1,440)
Other assets	—	(2,983)
Accounts payable and accrued expenses	(983)	(4,335)
Income taxes payable and income taxes receivable	7,547	4,620
Deferred revenue	2,504	1,435
Other long-term liabilities	(831)	(2,380)
Net cash provided by operating activities	30,692	14,680

Cash flows from investing activities:
Purchases of property and equipment	(2,834)	(2,031)
Cash used in acquisition, net of cash acquired	—	(1,635)
Net cash used in investing activities	(2,834)	(3,666)

Cash flows from financing activities:
Payments on term loan	(1,562)	—
Payment of contingent consideration	(300)	(405)
Net cash used in financing activities	(1,862)	(405)
Net increase in cash and cash equivalents	25,996	10,609
Cash and cash equivalents — beginning of period	162,283	106,889
Cash and cash equivalents — end of period	$188,279	$117,498

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$724	$91
Changes in contingent consideration related to acquisitions	$—	$14,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly owned subsidiaries, Strayer University (the “University”) and New York Code and Design Academy (“NYCDA”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through physical campuses, predominantly located in the eastern United States, and online. NYCDA is a New York City-based provider of non-degree web and mobile app development courses. NYCDA courses are delivered primarily on-ground to students seeking to further their career in software application development. The Company has only one reporting segment.

2.	Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, the University and NYCDA. On January 13, 2016, the Company acquired all of the outstanding stock of NYCDA, and the results of NYCDA are included with the Company from the acquisition date. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

All information as of December 31, 2015 and March 31, 2015 and 2016, and for the three months ended March 31, 2015 and 2016 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

The Company’s educational programs typically are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. Approximately 95% of the Company’s revenues during the three months ended March 31, 2016 consisted of tuition revenue, which is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. This collectibility assessment considers available sources of funds for the student including Federal Financial Student Aid programs. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

At the start of each academic term or program, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as deferred revenue. Some students may be eligible for scholarship awards, the estimated value of which will be realized in the future and is deducted from revenue when earned, based on historical student attendance and completion behavior. Deferred revenue is recorded as a current or long-term liability in the consolidated balance sheets based on when the benefit is expected to be realized. Revenues also include textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are recognized when earned.

The Company’s refund policy typically permits students who complete less than half of a course to receive a partial refund of tuition for that course. Refunds reduce the tuition revenue that would have otherwise been recognized for that student. Since the University’s academic terms coincide with the Company’s financial reporting periods, nearly all refunds are processed and recorded within the same quarter as the corresponding revenue. The amount of tuition revenue refundable to students may vary based on the student’s state of residence. Unused books and related academic materials may be returned for a full refund within 21 days of the start of class; however, purchases of electronic content are not refundable if downloaded. Revenues derived from fees are not eligible for a refund.

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

Revenue from students participating in the Graduation Fund is recorded in accordance with the Revenue Recognition Topic, ASC 605-50. The Company defers the value of benefits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next twelve months is $14.4 million and is included in deferred revenue as a current liability in the unaudited condensed consolidated balance sheets.

The table below presents activity in the Graduation Fund for the three months ended March 31, 2015 and 2016 (in thousands):

	March 31, 2015	March 31, 2016
Balance at beginning of period	$9,706	$20,937
Revenue deferred	3,603	5,564
Benefit redeemed	(634)	(3,236)
Balance at end of period	$12,675	$23,265

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. There were no amounts payable for these obligations at March 31, 2016 or December 31, 2015.

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

Tuition Receivable and Allowance for Doubtful Accounts

The Company records tuition receivable and deferred revenue for its students upon the start of the academic term or program. Therefore, at the end of the quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided and deferred revenue generally represents advance payments from students for academic services to be provided in the future. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. An allowance for doubtful accounts is established primarily based upon historical collection rates by age of receivable, net of estimated recoveries. These collection rates incorporate historical performance based on a student’s current enrollment status and likelihood of future enrollment. The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience.

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2015 and March 31, 2016 (in thousands):

	December 31, 2015	March 31, 2016
Tuition receivable	$28,543	$28,839
Allowance for doubtful accounts	(10,024)	(10,226)
Tuition receivable, net	$18,519	$18,613

Approximately $2.0 million of tuition receivable is included in other assets as of both December 31, 2015 and March 31, 2016, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2015 and 2016 (in thousands):

	For the three months ended
	March 31,
	2015	2016
Allowance for doubtful accounts, beginning of period	$8,835	$10,024
Additions charged to expense	3,470	3,068
Write-offs, net of recoveries	(3,617)	(2,866)
Allowance for doubtful accounts, end of period	$8,688	$10,226

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. An indefinite life was assigned to the trade names because they have the continued ability to generate cash flows indefinitely.

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

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 11,027,177 and 11,153,979 shares were issued and outstanding as of December 31, 2015 and March 31, 2016, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the Consolidated Statements of Income for each of the three months ended March 31, 2015 and 2016 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company is required to estimate forfeitures at the time of grant and revise the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the three months ended March 31, 2016, the Company had no issued and outstanding stock options that were excluded from the calculation.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2015 and 2016 (in thousands):

	For the three months ended
	March 31,
	2015	2016
Weighted average shares outstanding used to compute basic earnings per share	10,579	10,596
Incremental shares issuable upon the assumed exercise of stock options	19	—
Unvested restricted stock	140	186
Shares used to compute diluted earnings per share	10,738	10,782

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

The tax years 2013-2015 remain open for Federal tax examination and the tax years 2012-2015 remain open to examination by state and local taxing jurisdictions in which the Company is subject.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30)” (“ASU 2015-03”). The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU 2015-03 effective January 1, 2016 and there was no material effect on its condensed consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 effective January 1, 2016 and reclassified approximately $6.4 million from current to non-current assets in the condensed consolidated balance sheet as of December 31, 2015 to conform to the current period presentation.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for most leases. Under current guidance, operating leases are off-balance sheet. ASU 2016-02 also requires more extensive quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 applies to fiscal periods beginning after December 15, 2018, using the modified retrospective method, with early adoption permitted. The Company anticipates that the impact of ASU 2016-02 on its consolidated balance sheet will be material as the Company will record significant asset and liability balances in connection with its leased properties.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the consolidated statement of cash flows and accounting for income taxes. Specifically, ASU 2016-09 requires excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in earnings, which could introduce significant volatility to the Company’s provision for income taxes. In addition, ASU 2016-09 allows companies to recognize the impact of stock award forfeitures at the time of forfeiture, rather than as an estimate ratably over the life of awards. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The transition method varies for each of the areas in ASU 2016-09. The Company is currently evaluating the impact of ASU 2016-09 on its Consolidated Financial Statements and has not yet selected a transition date.

Other ASUs issued through March 2016 by the FASB but not yet effective are not expected to have a material effect on the Company’s Consolidated Financial Statements.

3.	Acquisition of New York Code and Design Academy

On January 13, 2016, the Company acquired all of the outstanding stock of New York Code and Design Academy, Inc. (“NYCDA”), a provider of non-degree information technology curriculum primarily based in the New York City area (the “Acquisition”). The Acquisition supports the Company’s strategy to complement its traditional degree offerings with a broader platform of educational services. The Company incurred transaction costs of approximately $0.2 million, and these costs are included in general and administrative costs in the consolidated statements of income. The acquisition is accounted for as a business combination.

The purchase price includes $2.4 million paid up front in cash, plus contingent cash payments of (a) up to $12.5 million payable based on NYCDA’s results of operations over a five-year period (the “Earnout”), (b) $5.0 million payable based on NYCDA’s receipt of a state regulatory permit, and (c) $0.5 million payable based on NYCDA’s receipt of another state regulatory permit. Pursuant to the Acquisition, $1.0 million of the Earnout may be accelerated upon receipt of one of the state regulatory permits. In April 2016, NYCDA received one of the state regulatory permits and the Company paid $6.0 million of contingent consideration to the sellers.

In addition, the Company paid a total of $4.6 million to two of NYCDA’s founders who are required to remain employed for at least three years from the acquisition date. If either of them terminates employment voluntarily, or is terminated for cause (as defined), he is required to reimburse the Company his respective portion of the retention amount. This amount is classified as prepaid compensation and is amortized to compensation expense over three years.

Total potential cash payments for the acquisition and the retention amount are $25.0 million.

The Company determined the preliminary fair values of the assets acquired and liabilities assumed at the date of the Acquisition. The allocation of the purchase price is based on preliminary estimates and assumptions, and is subject to revision based on final analysis that support the underlying estimates, which will be completed within the measurement period of up to 12 months from the date of the Acquisition. Accordingly, the allocation is subject to change and the impact of such changes could be material.

The allocation of the purchase price is as follows:

	Purchase
	Price Allocation	Useful Life
Cash	$790
Other assets	1,265
Intangibles:
Trade name	5,660	Indefinite
Goodwill	14,242
Liabilities assumed	(5,032)
Total assets acquired and liabilities assumed, net	16,925
Less: contingent consideration	(14,500)
Less: cash acquired	(790)
Cash paid for acquisition, net of cash acquired	$1,635

The fair value of the contingent consideration was measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.5% and expected future value of payments of $12.5 million, based on management’s assessment that NYCDA will achieve its performance targets after the five-year measurement period. The fair value of assets acquired and liabilities assumed was determined based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the respective items. The following assumptions were used, the majority of which include significant unobservable inputs (Level 3), and valuation methodologies to determine fair value:

●	Intangibles – Income approaches were used to value the substantial majority of the acquired intangibles. The trade name was valued using the relief from-royalty method, which represents the benefit of owning these intangible assets rather than paying royalties for their use.

●	Other assets and liabilities – The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.

4.	Restructuring and Related Charges

In October 2013, the Company implemented a restructuring to better align the Company’s resources with student enrollments at the time. This restructuring included the closing of 20 physical locations and reductions in the number of campus-based and corporate employees. A liability for lease obligations, some of which continue through 2022, was recorded and is measured at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows includes non-cancelable contractual lease costs over the remaining terms of the leases discounted at the Company’s marginal borrowing rate of 4.5%, partially offset by estimated future sublease rental income discounted at credit-adjusted rates. The Company’s estimates, which involve significant judgment, also consider the amount and timing of sublease rental income based on subleases that have been executed and subleases expected to be executed based on current commercial real estate market data and conditions, and other qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.

The following details the changes in the Company’s restructuring liability for lease and related costs during the three months ended March 31, 2015 and 2016 (in thousands):

	March 31, 2015	March 31, 2016
Balance at beginning of period(1)	$27,283	$20,055
Adjustments(2)	112	(1,526)
Payments	(1,765)	(1,535)
Balance at end of period(1)	$25,630	$16,994

(1)	The current portion of restructuring liabilities was $4.8 million and $5.1 million as of December 31, 2015 and March 31, 2016, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.
(2)	Adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements.

5.	Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2016 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets/Liabilities	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$100	$100	$—	$—
Total assets at fair value on a recurring basis	$100	$100	$—	$—
Liabilities:
Other long-term liabilities:
Deferred payments	$12,473	$—	$—	$12,473
Total liabilities at fair value on a recurring basis	$12,473	$—	$—	$12,473

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2015 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents:
Money market funds	$100	$100	$—	$—
Total assets at fair value on a recurring basis	$100	$100	$—	$—
Liabilities:
Other long-term liabilities:
Deferred payments	$3,278	$—	$—	$3,278
Total liabilities at fair value on a recurring basis	$3,278	$—	$—	$3,278

The Company measures the above items on a recurring basis at fair value as follows:

●	Money market funds - Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of Accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2015 and March 31, 2016, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

●

Deferred payments - The Company acquired certain assets and entered into deferred payment arrangements with the sellers, which are classified within Level 3 as there is no liquid market for similarly priced instruments. The deferred payments are valued using a discounted cash flow model that encompasses significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, obtaining regulatory approvals for expansion into new markets, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature.

The Company’s lease loss liability incorporates an assessment of current sublease market conditions and uses Level 3 inputs, but is not deemed a fair value liability as the future lease payments are required to be discounted using the Company’s incremental borrowing rate at the date of lease abandonment without subsequent adjustment. See Note 4 for further discussion of the Company’s lease loss liability.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the three months ended March 31, 2015 or 2016.

Changes in the fair value of the Company’s Level 3 liabilities during the three months ended March 31, 2016 are as follows (in thousands):

Deferred
Payments
Balance at December 31, 2015	$3,278
Amounts earned	(232)
Contingent consideration in connection with NYCDA acquisition	9,125
Adjustments to fair value	302
Balance at March 31, 2016	$12,473

6.	Long Term Debt

On July 2, 2015, the Company entered into an amended credit facility (the “Amended Credit Facility”) which provides for a revolving line of credit (the “Revolver”) up to $150 million and provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans in an amount up to $50 million in the aggregate in the future. The maturity date of the Amended Credit Facility is July 2, 2020. The Amended Credit Facility replaced the Company’s prior credit agreement (the “Prior Credit Agreement”), dated November 8, 2012, which had provided for both a term loan and revolving line of credit and an original maturity date of December 31, 2016. All amounts outstanding under the Prior Credit Agreement were repaid upon execution of the Amended Credit Facility. The Company paid approximately $0.9 million in debt financing costs associated with the Amended Credit Facility.

Borrowings under the Revolver will bear interest at a per annum rate equal to, at the Company’s election, LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on the Company’s leverage ratio. The Company also is subject to a quarterly unused commitment fee ranging from 0.25% to 0.35% per annum, depending on the Company’s leverage ratio, times the daily unused amount under the Revolver.

All other remaining terms of the Prior Credit Agreement remain in full force and effect. The Amended Credit Facility is guaranteed by the University and is secured by substantially all of the personal property and assets of the Company and its subsidiaries. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, as with the Prior Credit Agreement, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

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

The Company was in compliance with all the terms of the Amended Credit Facility as of March 31, 2016.

During the three months ended March 31, 2016 and 2015, the Company paid cash interest of $0.1 million and $1.1 million, respectively. The Company had no balance outstanding under the Revolver as of March 31, 2016.

7.	Stock Options, Restricted Stock and Restricted Stock Units

On May 5, 2015, the Company’s shareholders approved the Strayer Education, Inc. 2015 Equity Compensation Plan (the “2015 Plan”), which provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the 2015 Plan is ten years. The number of shares of common stock reserved for issuance under the 2015 Plan is 500,000 authorized but unissued shares, plus the number of shares available for grant under the Company’s previously existing equity compensation plans at the time of stockholder approval of the 2015 Plan, and plus the number of shares which may in the future become available under any previously existing equity compensation plan due to forfeitures of outstanding awards.

In February 2016, the Company’s Board of Directors approved grants of 176,802 shares of restricted stock to certain employees. These shares, which vest over a two to four year period, were granted pursuant to the 2015 Plan. The Company’s stock price closed at $50.67 on the date of these restricted stock grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, unless waived by the Board of Directors.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the three months ended March 31, 2016:

	Number of shares or units	Weighted- average Grant price
Balance, December 31, 2015	634,327	$104.66
Grants	176,802	50.67
Vested shares	(6,588)	62.28
Forfeitures	—	—
Balance, March 31, 2016	804,541	$93.98

Stock Options

The table below sets forth the stock option activity and other stock option information as of and for the three months ended March 31, 2016:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic value(1)
	shares	exercise price	life (years)	(in thousands)
Balance, December 31, 2015	100,000	$51.95	5.1	$817
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, March 31, 2016	100,000	$51.95	4.8	$—
Exercisable, March 31, 2016	100,000	$51.95	4.8	$—

(1)	The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options been exercised on the respective trading day. The amount of intrinsic value will change based on the fair market value of the Company’s common stock.

Valuation and Expense Information under Stock Compensation Topic ASC 718

At March 31, 2016, total stock-based compensation cost which has not yet been recognized was $31.2 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 33 months on a weighted-average basis. Awards of approximately 606,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three months ended March 31, 2015 and 2016 (in thousands):

	For the three months ended
	March 31,
	2015	2016
Instruction and educational support	$367	$651
Marketing	—	—
Admissions advisory	—	—
General and administration	2,084	2,240
Stock-based compensation expense included in operating expense	2,451	2,891
Tax benefit	956	1,099
Stock-based compensation expense, net of tax	$1,495	$1,792

During the three months ended March 31, 2016 the Company recognized a tax shortfall related to share-based payment arrangements of approximately $50,000. No stock options were exercised during the three months ended March 31, 2016 or 2015.

8.	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31, 2015	March 31, 2016
Deferred payments related to acquisitions	$6,078	$20,773
Deferred revenue, net of current portion	14,429	12,221
Loss on facilities not in use	15,229	11,888
Deferred rent and other facility costs	8,993	9,112
Lease incentives	3,125	3,035
Deferred gain on sale of campus building	133	62
	$47,987	$57,091

Deferred Payments Related to Acquisitions

In the first quarter of 2016, the Company acquired NYCDA and entered into deferred payment arrangements with the sellers in connection with this transaction. The deferred payment arrangements of up to $18.0 million are valued at approximately $14.6 million as of March 31, 2016. In April 2016, NYCDA received one of its regulatory permits and the Company subsequently paid $6.0 million of deferred payments to the sellers. See Note 3 for further information on the NYCDA deferred payments.

In 2011, the Company acquired certain assets and entered into deferred payment arrangements with the sellers in connection with that acquisition. The deferred payment arrangements are valued at approximately $3.3 million as of both December 31, 2015 and March 31, 2016. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

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

9.	Income Taxes

The Company had $0.1 million of unrecognized tax benefits at March 31, 2016, all of which resulted from tax positions taken prior to the year ended December 31, 2015. The Company recognized approximately $0.3 million of benefits in the three months ended March 31, 2016. The Company also recorded approximately $0.1 million of expense in the three months ended March 31, 2016, related to interest and penalties.

It is reasonably possible that approximately $0.1 million of unrecognized tax benefits will be reduced in the next twelve months due to expiration of the applicable statutes of limitations, which would favorably affect the Company’s effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by taxing authorities, the Company would record additional income tax expense. The Company does not anticipate significant changes to other unrecognized tax benefits.

The Company paid $3.7 million and $0.2 million in income taxes during the three months ended March 31, 2016 and 2015, respectively.

10.	Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company or its property are subject.

11.	Regulation

Gainful Employment

The Company, the University, and NYCDA are subject to significant state and regulatory oversight, as well as federal oversight in the case of the Company and the University. The Department of Education (the “Department”) previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department’s regulation, the Department established a negotiated rulemaking committee to consider the issue of gainful employment. The negotiations did not result in the required consensus. On March 25, 2014, the Department issued a Notice of Proposed Rulemaking for public comment, and on October 31, 2014, the Department published the final regulation which became effective on July 1, 2015.

The new requirements, applicable to the University but not NYCDA, include two debt-to-earnings measures, consisting of an annual earnings rate and a discretionary income rate. The annual earnings rate is calculated by comparing (1) the annual loan payment required on the median student loan debt incurred by students receiving Title IV funds who completed a particular program and (2) the higher of the mean or median of those graduates’ annual earnings two to four years after graduation. The discretionary income rate is calculated by comparing (1) the annual loan payment required on the median student loan debt incurred by students receiving Title IV funds who completed a particular program and (2) the higher of the mean or median annual earnings of those graduates two to four years after graduation, less 1.5 times the government issued Poverty Guideline. Under the new gainful employment regulation, a program would pass if:

●	the annual loan payment required on the median student loan debt is less than or equal to 8% of the higher of the mean or median annual earnings of graduates in the relevant period; or

●	the annual loan payment required on the median student loan debt is less than or equal to 20% of the discretionary income of graduates in the relevant period.

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

The requirements associated with the gainful employment regulations may substantially increase the Company’s administrative burdens and could affect student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of the University’s academic programs will be affected by factors beyond management’s control such as changes in the University’s graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if the Company were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of the University.

The Clery Act

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

NYCDA

NYCDA is licensed by the New York Bureau of Proprietary School Supervision, but is not accredited, does not participate in state or federal student financial aid programs, and is not subject to the regulatory requirements applicable to accredited schools and schools that participate in such financial aid programs. Programs such as those offered by NYCDA are regulated by each individual state, and the Company is in the process of seeking additional state authorizations to offer NYCDA programs.

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

Background and Overview

We are an education services holding company that owns Strayer University (the “University”) and, as of January 13, 2016, the New York Code and Design Academy (“NYCDA”). The University is an institution of higher education which offers undergraduate and graduate degree programs at physical campuses, predominantly located in the Eastern United States, and online. The University derives approximately 95% of its revenue from tuition for educational programs, whether delivered in person at a physical campus or delivered online. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students make payment arrangements for the tuition for each course at the time of enrollment. Tuition revenue is recognized in the quarter of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts and scholarships. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. NYCDA provides non-degree courses in web and application software development and revenue is recognized ratably as services are provided.

Tuition receivable and deferred revenue for our students are recorded upon the start of the academic term or program. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and deferred revenue generally represents advance payments for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than one year past due is charged against the allowance. Accounts less than one year past due are reserved according to the length of time the balance has been outstanding. In establishing reserve amounts, we also consider the status of students as to whether or not they are currently enrolled for the next term, as well as the likelihood of recovering balances that have previously been written off, based on historical experience. Bad debt expense as a percentage of revenues for the first quarter of 2016 and 2015 was 2.8% and 3.1%, respectively.

Below is a description of the nature of the consolidated costs included in our operating expense categories:

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

We acquired NYCDA on January 13, 2016. NYCDA provides non-degree courses in web and application software development, primarily at its campus in New York City. The acquisition did not impact our 2015 results and NYCDA’s results of operations will be included in our results from the acquisition date.

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

Revenue recognition — Like many traditional institutions, Strayer University offers its educational programs on a quarter system having four academic terms, which coincide with our quarterly financial reporting periods. Approximately 95% of our revenues during the three months ended March 31, 2016 consisted of tuition revenue. Tuition revenue is recognized ratably in the quarter of instruction as the University provides academic services in a given term, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. At the start of each academic term or program, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term is recorded as deferred revenue. NYCDA provides non-degree courses in web and application software development and tuition revenue is recognized ratably over the duration of each course.

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

A typical University class is offered in weekly increments over a ten-week period and is followed by an exam. Students who withdraw from a course may be eligible for a refund of tuition charges based on the timing of the withdrawal. We use the student’s last date of attendance for this purpose. Student attendance is based on physical presence in class for on-ground classes. For online classes, attendance consists of logging into one’s course shell and performing an academically related activity (e.g., engaging in a discussion post or taking a quiz).

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

New University students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. Revenue and the value of the benefit earned by students participating in the Graduation Fund is recognized based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree. Estimated redemption rates of eligible students vary based on their term of enrollment. As of March 31, 2016, we had deferred $23.3 million for estimated redemptions earned under the Graduation Fund, as compared to $12.7 million at March 31, 2015. Each quarter we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is significantly influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the first quarter of 2016, our bad debt expense was 2.8% of revenue, compared to 3.1% for the same period in 2015. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of March 31, 2016 would have changed our income from operations by approximately $0.3 million.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If our estimates change or if we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. During the three months ended March 31, 2016 and 2015, we reduced our liability for leases by approximately $1.6 million and $0.2 million, respectively.

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

Results of Operations

In the first quarter of 2016, we generated $111.2 million in revenue, a 1% decrease compared to 2015, principally due to a 1% decline in revenue per student. Income from operations was $20.1 million for the first quarter of 2016, and includes approximately $1.6 million in adjustments to reduce our liability for losses on facilities no longer in use. Income from operations for the first quarter of 2015 was $19.9 million, which includes $0.2 million in adjustments to reduce our liability for losses on facilities no longer in use. Net income in the first quarter of 2016 was $12.4 million, including approximately $1.0 million in after-tax benefits from adjustments to the Company’s liability for facilities no longer in use, compared to $11.4 million for the same period in 2015, which reflected approximately $0.1 million in after-tax benefits from adjustments to the Company’s liability for facilities no longer in use. Diluted earnings per share was $1.15 compared to $1.06 for the same period in 2015. Diluted earnings per share for 2016 and 2015 includes $0.09 per share and $0.01 per share in after-tax earnings, respectively, related to the reduction of the Company’s liability for losses on facilities no longer in use. The impact of NYCDA’s financial results since the acquisition date was not material relative to our consolidated results of operations for the three months ended March 31, 2016.

Key enrollment trends by quarter for the University were as follows:

Enrollment

% Change vs Prior Year

Since 2013, we have introduced a number of initiatives in response to the variability in our enrollment. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced Strayer University undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. We also introduced the Graduation Fund in mid-2013, whereby qualifying students can receive one free course for every three courses successfully completed. The free courses are redeemable in the student’s final academic year. In 2015 we launched Strayer@Work, which works with Fortune 1000 companies to structure customized degree and certificate programs for their employees, often with significant discounts to our published tuition rates. In January 2016, we acquired the New York Code and Design Academy, which charges variable tuition by program based on the number of hours of instruction. These initiatives could result in increased volatility in our revenue per student. However, we believe these initiatives, and others, will continue to support our competitive position in adult education and, over the long term, will lead to growth.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Enrollment. Total enrollments at Strayer University for the winter term 2016 increased to 40,872 students, from 40,728 for the winter term 2015. New student enrollments decreased by 5%, and continuing student enrollments increased by 2%.

Revenues. Revenues decreased 1% to $111.2 million in the first quarter of 2016 from $111.9 million in the first quarter of 2015, principally due to a decline in revenue per student of 1%. The decline in revenue per student is largely attributable to a new pricing structure which was implemented for the first quarter of 2014 which reduced tuition for new undergraduate students by approximately 20%, and made them eligible for our Graduation Fund. Revenues for undergraduate students were generally unchanged in 2016, driven by an increase in enrollment of 4% and a decline of 2% in revenue per student, resulting mostly from the new pricing structure for new undergraduate students. We expect this decline in revenue per student to continue at the undergraduate level as we enroll more new undergraduate students over time. For graduate students, revenues decreased 5% in 2016, driven by an increase in revenue per student of 2%, offset by a decline in enrollment of 7%. The increase in graduate revenue per student was due primarily to increased tuition and classes per student compared to 2015.

Instruction and educational support expenses. Instruction and educational support expenses decreased $1.6 million, or 3%, to $58.1 million in the first quarter of 2016 from $59.7 million in the first quarter of 2015. We recorded adjustments in each of the three months ended March 31, 2016 and 2015, resulting from changes in the timing and expected income from settlements and sublease agreements, and may record additional adjustments in the future. Instruction and educational support expenses as a percentage of revenues decreased to 52.3% in the first quarter of 2016 from 53.4% in the first quarter of 2015.

Marketing expenses. Marketing expenses increased $1.6 million, or 10%, to $18.3 million in the first quarter of 2016 from $16.7 million in the first quarter of 2015. Marketing expenses as a percentage of revenues increased to 16.5% in 2016 from 14.9% in 2015. We expect to continue to invest in our marketing efforts such that marketing expenses may increase in absolute terms and as a percentage of revenue in 2016 as compared to 2015.

Admissions advisory expenses. Admissions advisory expenses increased by $0.3 million, or 9%, to $4.3 million in the first quarter of 2016 from $4.0 million in the first quarter of 2015, primarily as a result of higher personnel costs. Admissions advisory expenses as a percentage of revenues increased to 3.9% in the first quarter of 2016 from 3.6% in the first quarter of 2015.

General and administration expenses. General and administration expenses decreased $1.4 million, or 11%, to $10.3 million in the first quarter of 2016 from $11.7 million in 2015. During the first quarter of 2016 we recorded a $1.6 million adjustment to reduce our lease loss liability resulting from the sublease of a portion of our corporate office space. General and administration expenses as a percentage of revenues decreased to 9.3% in the first quarter of 2016 from 10.4% in the first quarter of 2015.

Income from operations. Income from operations increased $0.2 million, or 1%, to $20.1 million in the first quarter of 2016 from $19.9 million in the first quarter of 2015.

Interest expense. Interest expense decreased to $0.2 million in the first quarter of 2016 from $1.3 million in the first quarter of 2015 following the repayment in July 2015 of all our outstanding debt in connection with our amended credit facility. We have $150.0 million available under our revolving credit facility and no balance outstanding as of March 31, 2016.

Provision for income taxes. Income tax expense increased $0.3 million, or 5%, to $7.6 million in the first quarter of 2016 from $7.3 million in the first quarter of 2015, primarily due to the increase in income before income taxes attributable to the factors discussed above. Our effective tax rate was 38.0% for the first quarter of 2016 compared to 39.0% for the same period in 2015.

Net income. Net income increased $1.0 million to $12.4 million in the first quarter of 2016 from $11.4 million in the first quarter of 2015 due to the factors discussed above.

Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents of $117.5 million compared to $106.9 million at December 31, 2015 and $188.3 million at March 31, 2015. At March 31, 2016, most of our cash was invested in bank overnight deposits.

In January 2016, we completed the acquisition of New York Code and Design Academy, which provides non-degree courses in web and application software development, primarily at its campus in New York City. We paid $2.4 million up front and may pay up to an additional $18.0 million to the sellers consisting of (a) up to $12.5 million payable based on NYCDA’s results of operations over a five-year period, (b) $5.0 million payable based on NYCDA’s receipt of a state regulatory permit, and (c) $0.5 million payable based on NYCDA’s receipt of another state regulatory permit. In addition, we paid $4.6 million to the founders in connection with their continued employment, which is reimbursable to us if either of the founders voluntarily terminates his employment within three years of the acquisition date. If certain state regulatory permits are obtained within a specified period after the acquisition, we are required to pay an additional $1.0 million to the sellers, with a corresponding reduction in the amount payable after five years based on NYCDA’s results of operations. In April 2016, NYCDA received one of its regulatory permits and we subsequently paid $6.0 million of contingent consideration to the sellers. The remaining balance payable can be up to $12.0 million. The acquisition and subsequent contingent consideration was funded through our existing cash.

In July 2015, we repaid all balances outstanding under a prior credit facility, and entered into an amended credit agreement which provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The amended credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility as of March 31, 2016.

Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. During the three months ended March 31, 2016 and 2015, we paid cash interest of $0.1 million and $1.1 million, respectively.

The amended credit agreement is guaranteed by our subsidiaries and is secured by substantially all of the personal property and assets of the Company and the guarantors. The amended credit agreement contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit agreement as of March 31, 2016.

Our net cash from operating activities for the three months ended March 31, 2016 decreased to $14.7 million, as compared to $30.7 million for the same period in 2015. The decrease in net cash from operating activities was largely due to changes in working capital and the payment of income taxes, and payment of retention agreements in connection with the NYCDA acquisition. Capital expenditures were $2.0 million for the three months ended March 31, 2016, compared to $2.8 million for the same period in 2015.

For the three months ended March 31, 2016, we did not repurchase any shares of common stock and, at March 31, 2016, had $70 million in repurchase authorization to use through December 31, 2016. We did not pay a regular quarterly dividend in either 2016 or 2015.

For the first quarter of 2016, bad debt expense as a percentage of revenue was 2.8% compared to 3.1% for 2015.

We have available $150 million under our revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts. Excess cash is invested in money market funds, which is included in cash and cash equivalents at March 31, 2016 and 2015. We earned interest income of $0.1 million in the three months ended March 31, 2016 and 2015.

The table below sets forth our contractual commitments associated with operating leases, excluding subleases as of March 31, 2016:

	Payments Due By Period (in thousands)
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years
Operating leases	$159,196	$36,646	$59,993	$39,585	$22,972

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2016, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On July 2, 2015, we used approximately $116 million of our existing cash and cash equivalents to prepay our term loan and terminate an interest rate swap as part of an amendment to our credit and term loan agreement. The amended credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The amended credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility after prepayment of the term loan facility, and as of March 31, 2016. Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $1.5 million in interest expense per year assuming the entire $150 million revolving credit facility was utilized.

ITEM 4:   CONTROLS AND PROCEDURES

a)	Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2016. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of March 31, 2016, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings to which we or our property are subject.

Item 1A.   Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Those risks are incorporated herein by this reference. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.” We have added a risk factor affecting our business as follows:

Failure to Successfully Assimilate and Grow New York Code and Design Academy Could Negatively Affect Our Business

We completed the acquisition of New York Code and Design Academy in January of 2016. Acquisitions involve various inherent risks and uncertainties, including difficulties in efficiently integrating the service offerings, accounting and other administrative systems of an acquired business; the consequences of diverting the attention of senior management from existing operations; and the possibility that an acquired business does not meet or exceed the financial projections that supported the purchase price. A failure to effectively assimilate and manage the growth of New York Code and Design Academy, including obtaining additional state authorizations to operate, could have a material adverse effect on our operating results.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million at March 31, 2016, and is available for use through December 31, 2016.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers.

Rosemary Rose announced her intention to retire from her position as Executive Vice President and Chief Operating Officer of Strayer University, effective July 15, 2016.

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
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: May 6, 2016

Exhibit Index

Exhibit	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.	INS XBRL Instance Document

101.	SCH XBRL Schema Document

101.	CAL XBRL Calculation Linkbase Document

101.	DEF XBRL Definition Linkbase Document

101.	LAB XBRL Label Linkbase Document

101.	PRE XBRL Presentation Linkbase Document

