Form 10-Q
period 2016-06-30
STRAYER EDUCATION INC
filed 2016-07-28
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of July 18, 2016, there were outstanding 11,094,391 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2015	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$106,889	$117,422
Tuition receivable, net	18,519	19,053
Income taxes receivable	—	897
Other current assets	6,944	8,409
Total current assets	132,352	145,781
Property and equipment, net	77,139	72,577
Deferred income taxes	26,449	24,509
Goodwill	6,800	20,793
Other assets	5,694	13,891
Total assets	$248,434	$277,551

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,253	$42,127
Income taxes payable	2,684	—
Deferred revenue	12,373	17,140
Other current liabilities	281	273
Total current liabilities	57,591	59,540
Other long-term liabilities	47,987	50,073
Total liabilities	105,578	109,613

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,027,177 and 11,164,911 shares issued and outstanding at December 31, 2015 and June 30, 2016, respectively	110	112
Additional paid-in capital	24,738	29,612
Retained earnings	118,008	138,214
Total stockholders’ equity	142,856	167,938
Total liabilities and stockholders’ equity	$248,434	$277,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2016	2015	2016
Revenues	$109,750	$108,487	$221,635	$219,653
Costs and expenses:
Instruction and educational support	59,245	61,782	118,942	119,880
Marketing	14,670	17,748	31,351	36,046
Admissions advisory	4,062	4,131	8,055	8,480
General and administration	10,844	11,930	22,499	22,259
Total costs and expenses	88,821	95,591	180,847	186,665
Income from operations	20,929	12,896	40,788	32,988
Investment income	100	112	178	212
Interest expense	1,272	160	2,545	320
Income before income taxes	19,757	12,848	38,421	32,880
Provision for income taxes	7,883	5,062	15,162	12,674
Net income	$11,874	$7,786	$23,259	$20,206
Earnings per share:
Basic	$1.12	$0.73	$2.20	$1.91
Diluted	$1.11	$0.72	$2.17	$1.87
Weighted average shares outstanding:
Basic	10,587	10,610	10,583	10,603
Diluted	10,705	10,799	10,721	10,790

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2016	2015	2016
Net income	$11,874	$7,786	$23,259	$20,206
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	(28)	—	(233)	—
Comprehensive income	$11,846	$7,786	$23,026	$20,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2014	10,903,341	$109	$14,550	$77,985	$88	$92,732
Tax shortfall associated with stock-based compensation arrangements	—	—	(25)	—	—	(25)
Restricted stock grants, net of forfeitures and conversions	124,924	1	(1)	—	—	—
Stock-based compensation	—	—	4,923	—	—	4,923
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(233)	(233)
Net income	—	—	—	23,259	—	23,259
Balance at June 30, 2015	11,028,265	$110	$19,447	$101,244	$(145)	$120,656

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2015	11,027,177	$110	$24,738	$118,008	$—	$142,856
Tax shortfall associated with stock-based compensation arrangements	—	—	(50)	—	—	(50)
Restricted stock grants, net of forfeitures	137,734	2	(2)	—	—	—
Stock-based compensation	—	—	4,926	—	—	4,926
Net income	—	—	—	20,206	—	20,206
Balance at June 30, 2016	11,164,911	$112	$29,612	$138,214	$—	$167,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30,
	2015	2016
Cash flows from operating activities:
Net income	$23,259	$20,206
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(140)	(140)
Amortization of deferred rent	(424)	(446)
Amortization of deferred financing costs	390	131
Depreciation and amortization	9,292	8,873
Deferred income taxes	(1,621)	(2,158)
Stock-based compensation	4,923	4,926
Changes in assets and liabilities:
Tuition receivable, net	1,554	245
Other current assets	2,357	(1,466)
Other assets	2	(2,639)
Accounts payable and accrued expenses	(2,808)	(726)
Income taxes payable and income taxes receivable	3,387	(3,314)
Deferred revenue	5,544	3,313
Other long-term liabilities	(1,959)	(4,380)
Net cash provided by operating activities	43,756	22,425

Cash flows from investing activities:
Purchases of property and equipment	(7,057)	(3,852)
Cash used in acquisition, net of cash acquired	—	(7,635)
Net cash used in investing activities	(7,057)	(11,487)

Cash flows from financing activities:
Payments on term loan	(3,125)	—
Payments of contingent consideration	(300)	(405)
Net cash used in financing activities	(3,425)	(405)
Net increase in cash and cash equivalents	33,274	10,533
Cash and cash equivalents — beginning of period	162,283	106,889
Cash and cash equivalents — end of period	$195,557	$117,422

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$546	$274
Contingent consideration recorded in connection with an acquisition	$—	$8,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly-owned subsidiaries, Strayer University (the “University”) and New York Code and Design Academy (“NYCDA”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through physical campuses, predominantly located in the eastern United States, and online. NYCDA is a New York City-based provider of non-degree web and mobile app development courses. NYCDA courses are delivered primarily on-ground to students seeking to further their career in software application development. The Company has only one reporting segment.

2.    Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On January 13, 2016, the Company acquired all of the outstanding stock of NYCDA, and the results of NYCDA are included with the Company from the acquisition date. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

All information as of December 31, 2015 and June 30, 2015 and 2016, and for the three and six months ended June 30, 2015 and 2016 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

The Company’s educational programs typically are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. Approximately 95% of the Company’s revenues during the six months ended June 30, 2016 consisted of tuition revenue, which is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. This collectibility assessment considers available sources of funds for the student including Federal Financial Student Aid programs. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

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

Revenue from students participating in the Graduation Fund is recorded in accordance with the Revenue Recognition Topic, ASC 605-50. The Company defers the value of benefits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next twelve months is $14.7 million and is included in deferred revenue as a current liability in the unaudited condensed consolidated balance sheets.

The table below presents activity in the Graduation Fund for the six months ended June 30, 2015 and 2016 (in thousands):

	June 30,	June 30,
	2015	2016
Balance at beginning of period	$9,706	$20,937
Revenue deferred	7,753	12,063
Benefit redeemed	(1,845)	(7,741)
Balance at end of period	$15,614	$25,259

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. There were no amounts payable for these obligations at June 30, 2016 or December 31, 2015.

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

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2015 and June 30, 2016 (in thousands):

	December 31, 2015	June 30, 2016
Tuition receivable	$28,543	$29,034
Allowance for doubtful accounts	(10,024)	(9,981)
Tuition receivable, net	$18,519	$19,053

Approximately $2.0 million of tuition receivable is included in other assets as of both December 31, 2015 and June 30, 2016, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2015 and 2016 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2016	2015	2016
Allowance for doubtful accounts, beginning of period	$8,688	$10,226	$8,835	$10,024
Additions charged to expense	3,553	4,136	7,022	7,204
Write-offs, net of recoveries	(3,508)	(4,381)	(7,124)	(7,247)
Allowance for doubtful accounts, end of period	$8,733	$9,981	$8,733	$9,981

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

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 11,027,177 and 11,164,911 shares were issued and outstanding as of December 31, 2015 and June 30, 2016, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited consolidated statements of income for each of the three and six months ended June 30, 2015 and 2016 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

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

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2016 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2016	2015	2016
Weighted average shares outstanding used to compute basic earnings per share	10,587	10,610	10,583	10,603
Incremental shares issuable upon the assumed exercise of stock options	—	—	—	—
Unvested restricted stock	118	189	138	187
Shares used to compute diluted earnings per share	10,705	10,799	10,721	10,790

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

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 effective January 1, 2016 and reclassified approximately $6.4 million of its deferred tax asset from current to non-current assets in the condensed consolidated balance sheet as of December 31, 2015, to conform to the current period presentation.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for most leases. Under current guidance, operating leases are off-balance sheet. ASU 2016-02 also requires more extensive quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 applies to fiscal periods beginning after December 15, 2018, using the modified retrospective method, with early adoption permitted. The Company anticipates that the impact of ASU 2016-02 on its consolidated balance sheet will be material as the Company will record significant asset and liability balances in connection with its leased properties.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the consolidated statement of cash flows and accounting for income taxes. Specifically, ASU 2016-09 requires excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in earnings, which could introduce significant volatility to the Company’s provision for income taxes. In addition, ASU 2016-09 allows companies to recognize the impact of stock award forfeitures at the time of forfeiture, rather than as an estimate ratably over the life of awards. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The transition method varies for each of the areas in ASU 2016-09. The Company is currently evaluating the impact of ASU 2016-09 on its Consolidated Financial Statements and has not yet selected a transition date.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016.  Accordingly, the new revenue recognition standard is effective for the Company on January 1, 2018 using either a full retrospective or a modified retrospective approach. The Company is currently evaluating which transition approach to use and the impact that the new revenue recognition standard will have on our Consolidated Financial Statements.

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU No. 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU No. 2016-10, Identifying Performance Obligations and Licensing, issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU No. 2016-12, Revenue from Contracts with Customers – Narrow Scope Improvements and Practical Expedients, was issued in May 2016 and provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectability, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact related to the updated guidance provided by these three new ASUs.

Other ASUs issued by the FASB but not yet effective are not expected to have a material effect on the Company’s Consolidated Financial Statements.

3.  Acquisition of New York Code and Design Academy

On January 13, 2016, the Company acquired all of the outstanding stock of New York Code and Design Academy, Inc. (“NYCDA”), a provider of non-degree information technology curriculum primarily based in the New York City area (the “Acquisition”). The Acquisition supports the Company’s strategy to complement its traditional degree offerings with a broader platform of educational services. The Company incurred transaction costs of approximately $0.2 million, and these costs are included in general and administrative costs in the unaudited consolidated statements of income. The acquisition is accounted for as a business combination.

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

Total potential cash payments for the acquisition and the Earnout could aggregate to $25.0 million.

The Company determined the preliminary fair values of the assets acquired and liabilities assumed at the date of the Acquisition. The allocation of the purchase price is based on preliminary estimates and assumptions, and is subject to revision based on final analyses that support the underlying estimates, which will be completed within the measurement period of up to 12 months from the date of the Acquisition. Accordingly, the allocation is subject to change and the impact of such changes could be material. During the second quarter of 2016, there was a measurement period adjustment to goodwill and deferred tax liabilities of $0.2 million.

The allocation of the purchase price, including the measurement period adjustment record in the second quarter of 2016, is as follows:

	Purchase
	Price
	Allocation	Useful Life
Cash	$790
Other assets	1,265
Intangibles:
Trade name	5,660	Indefinite
Goodwill	13,993
Liabilities assumed	(4,783)
Total assets acquired and liabilities assumed, net	16,925
Less: contingent consideration	(14,500)
Less: cash acquired	(790)
Cash paid for acquisition, net of cash acquired	$1,635

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

•

Intangibles – Income approaches were used to value the substantial majority of the acquired intangibles. The trade name was valued using the relief from-royalty method, which represents the benefit of owning these intangible assets rather than paying royalties for their use.

•	Other assets and liabilities – The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.

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

The following details the changes in the Company’s restructuring liability for lease and related costs during the six months ended June 30, 2015 and 2016 (in thousands):

	June 30,	June 30,
	2015	2016
Balance at beginning of period(1)	$27,283	$20,055
Adjustments(2)	435	(1,558)
Payments	(3,451)	(3,212)
Balance at end of period(1)	$24,267	$15,285

(1)

The current portion of restructuring liabilities was $4.8 million and $5.3 million as of December 31, 2015 and June 30, 2016, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

(2)	Adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements.

5.    Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2016 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets/Liabilities	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$100	$100	$—	$—

Liabilities:
Deferred payments	$12,590	$—	$—	$12,590

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2015 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$100	$100	$—	$—

Liabilities:
Deferred payments	$3,278	$—	$—	$3,278

The Company measures the above items on a recurring basis at fair value as follows:

•

Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of Accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2015 and June 30, 2016, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•

Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions in 2011 and January 2016, which are classified within Level 3 as there is no liquid market for similarly priced instruments. The deferred payments are valued using a discounted cash flow model that encompasses significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, obtaining regulatory approvals for expansion into new markets, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.4 million as of June 30, 2016 and is included in accounts payable and accrued expense.

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

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the six months ended June 30, 2015 or 2016.

Changes in the fair value of the Company’s Level 3 liabilities during the six months ended June 30, 2016 are as follows (in thousands):

Deferred
Payments
Balance at December 31, 2015	$3,278
Amounts earned	(468)
Contingent consideration in connection with NYCDA acquisition	8,500
Adjustments to fair value	1,280
Balance at June 30, 2016	$12,590

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

Borrowings under the Revolver will bear interest at a per annum rate equal to, at the Company’s election, LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25% depending on the Company’s leverage ratio. The Company also is subject to a quarterly unused commitment fee ranging from 0.25% to 0.35% per annum, depending on the Company’s leverage ratio, times the daily unused amount under the Revolver.

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

The Company was in compliance with all the terms of the Amended Credit Facility as of June 30, 2016.

During both the three and six months ended June 30, 2016, the Company paid cash interest of $0.1 million, compared to $1.1 million during both the three and six months ended June 30, 2015. The Company had no balance outstanding under the Revolver as of June 30, 2016.

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

In February 2016, the Company’s Board of Directors approved grants of 176,802 shares of restricted stock and restricted stock units to certain employees. These shares, which vest over a two to four year period, were granted pursuant to the 2015 Plan. The Company’s stock price closed at $50.67 on the date of these restricted stock grants.

In May 2016, the Company’s Board of Directors approved grants of 11,365 shares of restricted stock. These shares, which vest annually over a three-year period, were awarded to non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program and the 2015 Plan. The Company’s stock price closed at $49.27 on the date of these restricted stock grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, unless waived by the Board of Directors.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the six months ended June 30, 2016:

	Number of shares or units	Weighted- average Grant price
Balance, December 31, 2015	634,327	$104.66
Grants	188,167	50.59
Vested shares	(23,539)	50.43
Forfeitures	(433)	115.55
Balance, June 30, 2016	798,522	$94.36

Stock Options

The table below sets forth the stock option activity and other stock option information as of and for the six months ended June 30, 2016:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic value(1)
	shares	exercise price	life (years)	(in thousands)
Balance, December 31, 2015	100,000	$51.95	5.1	$817
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, June 30, 2016	100,000	$51.95	4.6	$—
Exercisable, June 30, 2016	100,000	$51.95	4.6	$—

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

Valuation and Expense Information under Stock Compensation Topic ASC 718

At June 30, 2016, total stock-based compensation cost which has not yet been recognized was $27.1 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 31 months on a weighted-average basis. Awards of approximately 606,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and six months ended June 30, 2015 and 2016 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2015	2016	2015	2016
Instruction and educational support	$546	$(438)	$914	$155
Marketing	—	—	—	—
Admissions advisory	—	—	—	—
General and administration	1,926	2,474	4,009	4,771
Stock-based compensation expense included in operating expense	2,472	2,036	4,923	4,926
Tax benefit	986	802	1,942	1,900
Stock-based compensation expense, net of tax	$1,486	$1,234	$2,981	$3,026

During the six months ended June 30, 2015 and 2016, the Company recognized a tax shortfall related to share-based payment arrangements of approximately $25,000 and $50,000, respectively. No stock options were exercised during the six months ended June 30, 2015 or 2016.

8.    Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31, 2015	June 30, 2016
Deferred payments related to acquisitions	$6,078	$14,415
Deferred revenue, net of current portion	14,429	13,827
Loss on facilities not in use	15,229	9,999
Deferred rent and other facility costs	8,993	8,936
Lease incentives	3,125	2,896
Deferred gain on sale of campus building	133	—
	$47,987	$50,073

Deferred Payments Related to Acquisitions

In the first quarter of 2016, the Company acquired NYCDA and entered into deferred payment arrangements with the sellers in connection with this transaction. The deferred payment arrangements of up to $11.5 million are valued at approximately $8.5 million as of June 30, 2016. In April 2016, NYCDA achieved a performance target and the Company subsequently paid $6.0 million of deferred payments to the sellers. See Note 3 for further information on the NYCDA deferred payments.

In 2011, the Company acquired certain assets and entered into deferred payment arrangements with the sellers in connection with that acquisition. The deferred payment arrangements are valued at approximately $3.3 million and $3.1 million as of December 31, 2015 and June 30, 2016, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

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

9.    Income Taxes

The Company had $0.1 million of unrecognized tax benefits at June 30, 2016, all of which resulted from tax positions taken prior to the year ended December 31, 2015. The Company recognized approximately $0.3 million of benefits in the six months ended June 30, 2016. The Company also recorded approximately $0.1 million of expense in the six months ended June 30, 2016, related to interest and penalties.

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

The Company paid $13.6 million and $18.2 million in income taxes during the six months ended June 30, 2015 and 2016, respectively.

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

Gainful Employment

The Department of Education (the “Department”) previously attempted to define “an eligible program of training to prepare students for gainful employment in a recognized occupation.” After a federal court invalidated the Department’s regulation, the Department established a negotiated rulemaking committee to consider the issue of gainful employment. The negotiations did not result in consensus. On March 25, 2014, the Department issued a Notice of Proposed Rulemaking for public comment, and on October 31, 2014, the Department published the final regulation which became effective on July 1, 2015.

The new requirements, which are applicable to the University but not NYCDA, include two debt-to-earnings measures, consisting of an annual earnings rate and a discretionary income rate. The annual earnings rate is calculated by comparing (1) the annual loan payment required on the median student loan debt incurred by students receiving Title IV funds who completed a particular program and (2) the higher of the mean or median of those graduates’ annual earnings two to four years after graduation. The discretionary income rate is calculated by comparing (1) the annual loan payment required on the median student loan debt incurred by students receiving Title IV funds who completed a particular program and (2) the higher of the mean or median annual earnings of those graduates two to four years after graduation, less 1.5 times the government issued Poverty Guideline. Under the new gainful employment regulation, a program would pass if:

•	the annual loan payment required on the median student loan debt is less than or equal to 8% of the higher of the mean or median annual earnings of graduates in the relevant period; or

•	the annual loan payment required on the median student loan debt is less than or equal to 20% of the discretionary income of graduates in the relevant period.

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

Borrower Defenses to Repayment

The Department’s current regulations permit a Federal Direct Loan borrower to obtain a loan discharge if the institution’s acts or omissions give rise to a cause of action against the institution under state law. The regulations do not address the applicable process. In January 2016, the Department of Education convened a negotiated rulemaking committee to discuss the processes and standards for the discharge of Federal Direct Loans, commonly known as defenses to repayment, and other issues. The committee failed to reach consensus. In June 2016, the Department issued a Notice of Proposed Rulemaking to establish a new federal standard and processes for determining whether a borrower has a defense to repayment and a right to recover amounts previously paid to the Department on Federal Direct Loans based on an act or omission of a school. While Federal Direct Loans disbursed prior to July 1, 2017 would remain subject to the current rule, the proposed regulations would provide three categories of borrower defenses that could be asserted by students with Federal Direct Loans disbursed on or after July 1, 2017, including:

•	the institution has had a judgment issued against it in an action brought by a student or a government official or entity, related to the loan or educational services, in a contested proceeding;

•	the institution failed to perform its obligations under the terms of a contract with the student; or

•

the institution made a “substantial misrepresentation” about the nature of its programs, financial charges or employability of its graduates that the borrower reasonably relied upon on when he or she decided to attend or continue attending the institution.

In addition, the proposed regulation would permit the Department to grant relief to an individual or group of individuals, including individuals who have not applied to the Department seeking relief.  In most cases, the proposed regulation would entitle the Department to seek reimbursement from the institution for any loans discharged under the new procedure.

The proposed regulation would also specify triggering events that would automatically lead to a determination that an institution is not able to meet its financial or administrative obligations, to include:

•	certain lawsuits and other legal actions, including, among others:

o

the institution incurring a debt or liability arising from an audit, investigation, or similar action initiated by a state, federal, or other oversight entity, including settlements, that is based on claims related to the making of federal loans or the provision of educational services, for an amount that exceeds the lesser of $750,000 or 10% of the institution’s current assets;

o

the commencement of a suit initiated by a state, federal, or other oversight entity based on claims of any kind, where the potential monetary sanctions or damages arising from the suit are in an amount that exceeds 10% of the institution’s current assets;

•	a judicial or administrative proceeding, that is not part of a state or federal action, that the institution discloses in a report filed with the SEC;

•	payment to the Department of substantial monetary liabilities from claims asserted under borrower defense procedures;

•	action by the institution’s accreditor that could result in the loss of accreditation;

•	failure of the 90/10 regulation in any given year; and/or

•	default by the school on its debt obligations.

In addition, other triggering events could lead to a determination that the institution is not able to meet its financial obligations, if the Secretary of the Department determines that the event is reasonably likely to have a material effect on the institution, as determined in the discretion of the Secretary. If any of the automatic or discretionary triggering events materialize, the institution would be required to post a letter of credit, for each triggering event, in an amount of at least 10% of the school’s annual Title IV disbursements, and to provide warnings to prospective and current students that the institution has been required to provide enhanced financial protection to the Department.

In addition, the proposed regulation would establish a new metric to measure student loan repayment rates as a ratio of present balance to original principal balance, and proprietary institutions which fall below an established threshold would be required to provide prospective and current students with disclosures regarding the repayment rate.

The Company cannot predict the impact, if any, that these proposed regulations would have if adopted.

The effective date of the proposed regulations, if adopted, cannot be determined at this time, but the proposed regulations could be effective as early as July 1, 2017.

State authorization for distance education and foreign locations

Under the Higher Education Act and the Department’s implementing regulations, in order to be eligible to participate in Title IV programs, an institution must be legally authorized to offer a program of postsecondary education in the state in which the institution is physically located. The Department previously attempted to regulate the state authorization that an institution offering distance education programs must have in order to offer Title IV aid to students enrolled in such programs. After a federal court vacated the Department’s regulation on procedural grounds, the Department established a negotiated rulemaking committee to consider state authorization for distance education and foreign locations, among other topics. The negotiations resulted in consensus as to foreign locations, but not as to distance education.  In June 2016, the Department issued a Notice of Proposed Rulemaking for public comment.

The proposed regulations, among other things, would require an institution offering distance education or correspondence courses to be authorized by each state in which the institution enrolls students, if such authorization is required by the state, in order to award Title IV aid to such students. An institution could obtain such authorization directly from the state or through a state authorization reciprocity agreement. A state authorization reciprocity agreement would be defined as an agreement between two or more states that authorizes an institution located and legally authorized in a state covered by the agreement to provide postsecondary education through distance education or correspondence courses to students in other states covered by the agreement and does not prohibit a participating state from enforcing its own consumer protection laws. The proposed regulations would also require an institution to document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses for each state in which such students reside.

The proposed regulations would require an institution to provide public and individualized disclosures to enrolled and prospective students regarding its programs offered solely through distance education or correspondence courses. The public disclosures would include state authorization for the program or course, the process for submitting complaints to relevant states, any adverse actions by a state or accrediting agency related to the distance education program or correspondence course within the past five years, refund policies, and applicable licensure or certification requirements for a career a student prepares to enter and the program’s sufficiency to meet those requirements. An institution must disclose directly to all prospective students when a distance education or correspondence course does not meet the licensure or certification requirements for a state. An institution must disclose to each enrolled and prospective student when an adverse action is taken against an institution’s postsecondary distance education or correspondence program and any determination that a program ceases to meet licensure or certification requirements.

The Company cannot predict the impact, if any, that these proposed regulations would have if adopted.  The effective date of the proposed regulations, if adopted, cannot be determined at this time, but the proposed regulations could be effective as early as July 1, 2017.

The Clery Act

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”), including recent changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013, which was signed into law on March 7, 2013. On April 1, 2014, a negotiated rulemaking committee reached consensus on proposed regulations, and on October 20, 2014, the Department promulgated regulations implementing the recent amendments to the Clery Act, effective July 1, 2015. In addition, the Department has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department to require correction action, fine the Company or limit or suspend its participation in Title IV programs, could lead to litigation, and could harm the Company’s reputation. The Company is in compliance with these requirements.

Compliance Reviews

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department, its Office of Inspector General, state licensing agencies, and accrediting agencies. The Department conducted four campus-based program reviews of Strayer University campuses in three states and the District of Columbia during 2014.  The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Clery Act, the Drug-Free Schools and Communities Act, and regulations related thereto. Strayer University received Final Program Review Determination letters for each of the four program reviews, closing out each with no further action required.

Program Participation Agreement

As a participant in Title IV programs, the University must enter into a Program Participation Agreement with the Department. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On October 1, 2014, Strayer University received an executed provisional Program Participation Agreement from the Department allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement was issued on a provisional basis because of the Department’s program reviews open at the time of issuance. Under the provisional agreement, the only material additional condition that the University must comply with is obtaining Department approval for substantial changes, including the addition of any new location, level of academic offering, non-degree program, or degree program.

NYCDA

NYCDA is licensed to operate in New York, Texas, Georgia, Utah, North Carolina, Washington, Colorado, and Washington, D.C., but is not accredited, does not participate in state or federal student financial aid programs, and is not subject to the regulatory requirements applicable to accredited schools and schools that participate in such financial aid programs such as those described above. Programs such as those offered by NYCDA are regulated by each individual state, and the Company is in the process of seeking authorizations in additional states to offer NYCDA programs.

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

Tuition receivable and deferred revenue for our students are recorded upon the start of the academic term or program. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and deferred revenue generally represents advance payments for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than one year past due is charged against the allowance. Accounts less than one year past due are reserved according to the length of time the balance has been outstanding. In establishing reserve amounts, we also consider the status of students as to whether or not they are currently enrolled for the next term, as well as the likelihood of recovering balances that have previously been written off, based on historical experience. Bad debt expense as a percentage of revenues for the second quarter of 2016 and 2015 was 3.8% and 3.2%, respectively.

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

Investment income consists primarily of earnings and realized gains or losses on investments. Interest expense consists of interest incurred on our outstanding borrowings, fees on the unused portion of our revolving credit facility, and amortization of deferred financing costs.

We acquired NYCDA on January 13, 2016. NYCDA provides non-degree courses in web and application software development, primarily at its campus in New York City. The acquisition did not impact our 2015 results and NYCDA’s results of operations are included in our results from the acquisition date.

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

Revenue recognition — Like many traditional institutions, Strayer University offers its educational programs on a quarter system having four academic terms, which coincide with our quarterly financial reporting periods. Approximately 95% of our revenues during the three months ended June 30, 2016 consisted of tuition revenue. Tuition revenue is recognized ratably in the quarter of instruction as the University provides academic services in a given term, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. At the start of each academic term or program, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term is recorded as deferred revenue. NYCDA provides non-degree courses in web and application software development and tuition revenue is recognized ratably over the duration of each course.

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

New University students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. Revenue and the value of the benefit earned by students participating in the Graduation Fund is recognized based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree. Estimated redemption rates of eligible students vary based on their term of enrollment. As of June 30, 2016, we had deferred $25.3 million for estimated redemptions earned under the Graduation Fund, as compared to $15.6 million at June 30, 2015. Each quarter we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is significantly influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the second quarter of 2016, our bad debt expense was 3.8% of revenue, compared to 3.2% for the same period in 2015. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of June 30, 2016 would have changed our income from operations by approximately $0.3 million.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If our estimates change or if we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. During the six months ended June 30, 2016 and 2015, we reduced our liability for leases by approximately $1.7 million and $0.1 million, respectively.

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

Results of Operations

In the second quarter of 2016, we generated $108.5 million in revenue, a 1% decrease compared to 2015, principally due to a 2% decline in revenue per student and partially offset by slightly higher enrollment growth. Income from operations was $12.9 million for the second quarter of 2016, and includes approximately $0.1 million in adjustments to reduce our liability for losses on facilities no longer in use. Income from operations for the second quarter of 2015 was $20.9 million, which includes $0.1 million in adjustments to our liability for losses on facilities no longer in use. Net income in the second quarter of 2016 was $7.8 million, including approximately $0.1 million in after-tax benefits from adjustments to the Company’s liability for facilities no longer in use, compared to $11.9 million for the same period in 2015, which reflected approximately $0.1 million in after-tax charges from adjustments to the Company’s liability for facilities no longer in use. Diluted earnings per share was $0.72 compared to $1.11 for the same period in 2015. Diluted earnings per share for the second quarter of 2016 includes $0.01 per share in after-tax earnings related to the reduction of the Company’s liability for losses on facilities no longer in use. For the second quarter of 2015, the after-tax adjustments related to the Company’s liability for facilities no longer in use had no impact on diluted earnings per share. The impact of NYCDA’s financial results since the acquisition date was not material relative to our consolidated results of operations for the six months ended June 30, 2016.

Key enrollment trends by quarter for the University were as follows:

Enrollment

% Change vs Prior Year

Since 2013, we have introduced a number of initiatives in response to the variability in our enrollment. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced Strayer University undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. We also introduced the Graduation Fund in mid-2013, whereby qualifying students can receive one free course for every three courses successfully completed. The free courses are redeemable in the student’s final academic year. In 2015, we launched Strayer@Work, which works with Fortune

1000 companies to structure customized degree and certificate programs for their employees, often with significant discounts to our published tuition rates. In January 2016, we acquired the New York Code and Design Academy, which charges variable tuition by program based on the number of hours of instruction. These initiatives could result in increased volatility in our revenue per student. However, we believe these initiatives, and others, will continue to support our competitive position in adult education and, over the long term, will lead to growth.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Enrollment. Total enrollments at Strayer University for the spring term 2016 increased to 41,029 students, from 40,875 for the spring term 2015. New student enrollments decreased by 7%, and continuing student enrollments increased by 2%.

Revenues. Revenues decreased 1% to $108.5 million in the second quarter of 2016 from $109.8 million in the second quarter of 2015, principally due to a decline in revenue per student of 2%, partially offset by slightly higher enrollment growth. The decline in revenue per student is largely attributable to a new pricing structure which was implemented for the first quarter of 2014 which reduced tuition for new undergraduate students by approximately 20%, and made them eligible for our Graduation Fund. Revenues for undergraduate students were generally unchanged in 2016, driven by an increase in enrollment of 3% and a decline of 3% in revenue per student. We expect this decline in revenue per student to continue at the undergraduate level, though more gradually, as we enroll more new undergraduate students. For graduate students, revenues decreased 3% in 2016, driven by an increase in revenue per student of 3%, offset by a decline in enrollment of 5%. The increase in graduate revenue per student was due primarily to increased tuition and higher classes per student compared to 2015.

Instruction and educational support expenses. Instruction and educational support expenses increased $2.6 million, or 4%, to $61.8 million in the second quarter of 2016 from $59.2 million in the second quarter of 2015. The increase primarily resulted from instructional costs for NYCDA, which was acquired in the first quarter of 2016, higher costs associated with new academic content, and higher bad debt expense as compared to the prior year. Instruction and educational support expenses as a percentage of revenues increased to 56.9% in the second quarter of 2016 from 54.0% in the second quarter of 2015.

Marketing expenses. Marketing expenses increased $3.0 million, or 21%, to $17.7 million in the second quarter of 2016 from $14.7 million in the second quarter of 2015, principally due to investments in branding initiatives at NYCDA and Strayer University. Marketing expenses as a percentage of revenues increased to 16.4% in 2016 from 13.4% in 2015. We expect to continue to invest in our marketing efforts such that marketing expenses may increase in absolute terms and as a percentage of revenue in 2016 as compared to 2015.

Admissions advisory expenses. Admissions advisory expenses remained unchanged at $4.1 million in the second quarter of 2016 and 2015. Admissions advisory expenses as a percentage of revenues increased to 3.8% in the second quarter of 2016 from 3.7% in the second quarter of 2015.

General and administration expenses. General and administration expenses increased $1.1 million, or 10%, to $11.9 million in the second quarter of 2016 from $10.8 million in 2015, as we incurred higher regulatory and related costs associated with expanding NYCDA’s operations into new markets. General and administration expenses as a percentage of revenues increased to 11.0% in the second quarter of 2016 from 9.9% in the second quarter of 2015.

Income from operations. Income from operations decreased $8.0 million, or 38%, to $12.9 million in the second quarter of 2016 from $20.9 million in the second quarter of 2015.

Interest expense. Interest expense decreased to $0.2 million in the second quarter of 2016 from $1.3 million in the second quarter of 2015 following the repayment in July 2015 of all our outstanding debt in connection with our amended credit facility. We have $150.0 million available under our revolving credit facility and no balance outstanding as of June 30, 2016.

Provision for income taxes. Income tax expense decreased $2.8 million, or 36%, to $5.1 million in the second quarter of 2016 from $7.9 million in the second quarter of 2015, primarily due to the decrease in income before income taxes attributable to the factors discussed above. Our effective tax rate was 39.4% for the second quarter of 2016 compared to 39.9% for the same period in 2015.

Net income. Net income decreased $4.1 million to $7.8 million in the second quarter of 2016 from $11.9 million in the second quarter of 2015 due to the factors discussed above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Enrollment. Average enrollments at Strayer University increased less than 1% to 40,951 students for the six months ended June 30, 2016 compared to 40,802 students for the same period in 2015.

Revenues. Revenues decreased 1% to $219.7 million in the six months ended June 30, 2016 from $221.6 million in the six months ended June 30, 2015, principally due to a decline in revenue per student of 1%, partially offset by slightly higher enrollment growth. The decline in revenue per student is largely attributable to a new pricing structure which was implemented for the first quarter of 2014 which reduced tuition for new undergraduate students by approximately 20%, and made them eligible for our Graduation Fund. Revenues for undergraduate students were generally unchanged in 2016, driven by an increase in enrollment of 3% and a decline of 3% in revenue per student. We expect this decline in revenue per student to continue at the undergraduate level, though more gradually, as we enroll more new undergraduate students. For graduate students, revenues decreased 4% in 2016, driven by an increase in revenue per student of 2%, offset by a decline in enrollment of 6%. The increase in graduate revenue per student was due primarily to increased tuition and higher classes per student compared to 2015.

Instruction and educational support expenses. Instruction and educational support expenses increased $1.0 million, or 1%, to $119.9 million in the six months ended June 30, 2016 from $118.9 million in the six months ended June 30, 2015. We recorded adjustments in each of the six months ended June 30, 2016 and 2015, resulting from changes in the timing and expected income from settlements and sublease agreements, and may record additional adjustments in the future. These adjustments were partially offset by the instruction and educational costs of NYCDA following the acquisition, as well as costs associated with new academic content. Instruction and educational support expenses as a percentage of revenues increased to 54.6% in the six months ended June 30, 2016 from 53.7% in the six months ended June 30, 2015.

Marketing expenses. Marketing expenses increased $4.6 million, or 15%, to $36.0 million in the six months ended June 30, 2016 from $31.4 million in the six months ended June 30, 2015, principally due to investments in branding initiatives at NYCDA and Strayer University. Marketing expenses as a percentage of revenues increased to 16.4% in 2016 from 14.1% in 2015. We expect to continue to invest in our marketing efforts such that marketing expenses may increase in absolute terms and as a percentage of revenue in 2016 as compared to 2015.

Admissions advisory expenses. Admissions advisory expenses increased by $0.4 million, or 5%, to $8.5 million in the six months ended June 30, 2016 from $8.1 million in the six months June 30, 2015, primarily as a result of higher personnel costs. Admissions advisory expenses as a percentage of revenues increased to 3.9% in the six months ended June 30, 2016 from 3.6% in the six months ended June 30, 2015.

General and administration expenses. General and administration expenses decreased $0.2 million, or 1.1%, to $22.3 million in the six months ended June 30, 2016 from $22.5 million in the six months ended June 30, 2015. During the six months ended June 30, 2016 we recorded an adjustment to reduce our lease loss liability resulting from the sublease of a portion of our corporate office space, partially offset by higher regulatory and related costs associated with expanding NYCDA’s operations into new markets. General and administration expenses as a percentage of revenues decreased to 10.1% in the six months ended June 30, 2016 from 10.2% in the six months ended June 30, 2015.

Income from operations. Income from operations decreased $7.8 million, or 19%, to $33.0 million in the six months ended June 30, 2016 from $40.8 million in the six months ended June 30, 2015.

Interest expense. Interest expense decreased to $0.3 million in the six months ended June 30, 2016 from $2.5 million in the six months ended June 30, 2015 following the repayment in July 2015 of all our outstanding debt in connection with our amended credit facility. We have $150.0 million available under our revolving credit facility and no balance outstanding as of June 30, 2016.

Provision for income taxes. Income tax expense decreased $2.5 million, or 16%, to $12.7 million in the six months ended June 30, 2016 from $15.2 million in the six months ended June 30, 2015, primarily due to the decrease in income before income taxes attributable to the factors discussed above. Our effective tax rate was 38.5% in the six months ended June 30, 2016, compared to 39.5% for the six months ended June 30, 2015.

Net income. Net income decreased $3.1 million to $20.2 million in the six months ended June 30, 2016 from $23.3 million in the six months ended June 30, 2015 due to the factors discussed above.

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of $117.4 million compared to $106.9 million at December 31, 2015 and $195.6 million at June 30, 2015, prior to the repayment of the entire balance on our term loan of approximately $115.6 million. At June 30, 2016, most of our cash was invested in bank overnight deposits.

In January 2016, we completed the acquisition of New York Code and Design Academy, which provides non-degree courses in web and application software development, primarily at its campus in New York City. We have paid $8.4 million to date and may pay up to an additional $12.0 million to the sellers consisting of (a) up to $11.5 million payable based on NYCDA’s results of operations over a five-year period and (b) $0.5 million payable based on NYCDA’s receipt of a state regulatory permit. In addition, we paid $4.6 million to the founders in connection with their continued employment, which is reimbursable to us if either of the founders voluntarily terminates his employment within three years of the acquisition date.

In July 2015, we repaid all balances outstanding under a prior credit facility, and entered into an amended credit agreement which provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The amended credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility as of June 30, 2016.

Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. During the six months ended June 30, 2016 and 2015, we paid cash interest of $0.1 million and $2.2 million, respectively.

The amended credit agreement is guaranteed by our subsidiaries and is secured by substantially all of the personal property and assets of the Company and the guarantors. The amended credit agreement contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit agreement as of June 30, 2016.

Our net cash from operating activities for the six months ended June 30, 2016 decreased to $22.4 million, as compared to $43.8 million for the same period in 2015. The decrease in net cash from operating activities was largely due to changes in working capital, the timing of income tax payments, and payment of retention agreements in connection with the NYCDA acquisition. Capital expenditures were $3.9 million for the three months ended June 30, 2016, compared to $7.1 million for the same period in 2015.

For the six months ended June 30, 2016, we did not repurchase any shares of common stock and, at June 30, 2016, had $70 million in repurchase authorization to use through December 31, 2016. We did not pay a regular quarterly dividend in either 2016 or 2015.

For the second quarter of 2016, bad debt expense as a percentage of revenue was 3.8% compared to 3.2% for 2015.

We have available $150 million under our revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts. Excess cash is invested in money market funds, which is included in cash and cash equivalents at June 30, 2016 and 2015. We earned interest income of $0.2 million in the six months ended June 30, 2016 and 2015.

The table below sets forth our contractual commitments associated with operating leases, excluding subleases as of June 30, 2016 (in thousands):

	Payments Due By Period
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years
Operating leases	$160,418	$36,751	$60,481	$40,103	$23,083

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2016, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On July 2, 2015, we used approximately $116 million of our existing cash and cash equivalents to prepay our term loan and terminate an interest rate swap as part of an amendment to our credit and term loan agreement. The amended credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The amended credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility after prepayment of the term loan facility, and as of June 30, 2016. Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $1.5 million in interest expense per year assuming the entire $150 million revolving credit facility was utilized.

ITEM 4:   CONTROLS AND PROCEDURES

a)

Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of June 30, 2016, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings to which we or our property are subject.

Item 1A.   Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Those risks are incorporated herein by this reference. The risks described in our Annual Report on Form 10-K and in our Quarterly Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million at June 30, 2016, and is available for use through December 31, 2016.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

Not applicable

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
Date: July 28, 2016

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