Form 10-Q
period 2016-09-30
STRAYER EDUCATION INC
filed 2016-10-27
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of October 21, 2016, there were outstanding 11,093,958 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2015	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$106,889	$120,502
Tuition receivable, net	18,519	18,925
Income taxes receivable	—	2,437
Other current assets	6,944	10,838
Total current assets	132,352	152,702
Property and equipment, net	77,139	71,725
Deferred income taxes	26,449	27,894
Goodwill	6,800	20,793
Other assets	5,694	13,390
Total assets	$248,434	$286,504

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,253	$44,818
Income taxes payable	2,684	—
Deferred revenue	12,373	16,633
Other current liabilities	281	203
Total current liabilities	57,591	61,654
Other long-term liabilities	47,987	51,631
Total liabilities	105,578	113,285

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,027,177 and 11,093,958 shares issued and outstanding at December 31, 2015 and September 30, 2016, respectively	110	111
Additional paid-in capital	24,738	32,016
Retained earnings	118,008	141,092
Total stockholders’ equity	142,856	173,219
Total liabilities and stockholders’ equity	$248,434	$286,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
Revenues	$99,142	$102,156	$320,777	$321,809
Costs and expenses:
Instruction and educational support	55,281	56,295	174,223	176,175
Marketing	21,593	25,388	52,944	61,434
Admissions advisory	4,089	4,691	12,144	13,171
General and administration	10,925	10,952	33,424	33,211
Total costs and expenses	91,888	97,326	272,735	283,991
Income from operations	7,254	4,830	48,042	37,818
Investment income	44	115	222	327
Interest expense	1,144	161	3,689	481
Income before income taxes	6,154	4,784	44,575	37,664
Provision for income taxes	2,431	1,906	17,593	14,580
Net income	$3,723	$2,878	$26,982	$23,084
Earnings per share:
Basic	$0.35	$0.27	$2.55	$2.18
Diluted	$0.35	$0.27	$2.52	$2.14
Weighted average shares outstanding:
Basic	10,593	10,616	10,586	10,608
Diluted	10,736	10,828	10,726	10,803

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
Net income	$3,723	$2,878	$26,982	$23,084
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	145	—	(88)	—
Comprehensive income	$3,868	$2,878	$26,894	$23,084

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2014	10,903,341	$109	$14,550	$77,985	$88	$92,732
Tax shortfall associated with stock-based compensation arrangements	—	—	(25)	—	—	(25)
Restricted stock grants, net of forfeitures and conversions	124,924	1	(1)	—	—	—
Stock-based compensation	—	—	7,576	—	—	7,576
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(88)	(88)
Net income	—	—	—	26,982	—	26,982
Balance at September 30, 2015	11,028,265	$110	$22,100	$104,967	$—	$127,177

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2015	11,027,177	$110	$24,738	$118,008	$—	$142,856
Tax shortfall associated with stock-based compensation arrangements	—	—	(51)	—	—	(51)
Restricted stock grants, net of forfeitures	66,781	1	(1)	—	—	—
Stock-based compensation	—	—	7,330	—	—	7,330
Net income	—	—	—	23,084	—	23,084
Balance at September 30, 2016	11,093,958	$111	$32,016	$141,092	$—	$173,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30,
	2015	2016
Cash flows from operating activities:
Net income	$26,982	$23,084
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(210)	(211)
Amortization of deferred rent	(417)	(919)
Amortization of deferred financing costs	1,163	197
Depreciation and amortization	13,711	13,276
Deferred income taxes	(3,358)	(5,543)
Stock-based compensation	7,576	7,330
Changes in assets and liabilities:
Tuition receivable, net	(435)	425
Other current assets	1,402	(3,895)
Other assets	2	(2,264)
Accounts payable and accrued expenses	1,023	2,825
Income taxes payable and income taxes receivable	205	(4,854)
Deferred revenue	8,126	5,940
Other long-term liabilities	(1,299)	(5,284)
Net cash provided by operating activities	54,471	30,107

Cash flows from investing activities:
Purchases of property and equipment	(9,587)	(7,501)
Cash used in acquisition, net of cash acquired	—	(7,635)
Net cash used in investing activities	(9,587)	(15,136)

Cash flows from financing activities:
Payments on term loan	(118,750)	—
Payments of contingent consideration	(650)	(1,358)
Payment of deferred financing costs	(850)	—
Net cash used in financing activities	(120,250)	(1,358)
Net increase in cash and cash equivalents	(75,366)	13,613
Cash and cash equivalents — beginning of period	162,283	106,889
Cash and cash equivalents — end of period	$86,917	$120,502

Non-cash transactions:
Purchases of property and equipment included in accounts payable	$633	$112
Contingent consideration recorded in connection with an acquisition	$—	$8,000

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

All information as of December 31, 2015 and September 30, 2015 and 2016, and for the three and nine months ended September 30, 2015 and 2016 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

The Company’s educational programs typically are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. Approximately 95% of the Company’s revenues during the nine months ended September 30, 2016 consisted of tuition revenue, which is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. This collectibility assessment considers available sources of funds for the student including Federal Financial Student Aid programs. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

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

Graduation Fund

In the third quarter of 2013, the Company introduced the Graduation Fund, which allows new undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. New students registering in credit-bearing courses in any undergraduate program receive one free course for every three courses that are successfully completed. Students must meet all of the University’s admission requirements, and must be enrolled in a bachelor’s degree program. The Company’s employees and their dependents are not eligible for the program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future.

Revenue from students participating in the Graduation Fund is recorded in accordance with the Revenue Recognition Topic, ASC 605-50. The Company defers the value of benefits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next twelve months is $12.7 million and is included in deferred revenue as a current liability in the unaudited condensed consolidated balance sheets.

The table below presents activity in the Graduation Fund for the nine months ended September 30, 2015 and 2016 (in thousands):

	September 30,	September 30,
	2015	2016
Balance at beginning of period	$9,706	$20,937
Revenue deferred	12,423	17,799
Benefit redeemed	(3,974)	(12,185)
Balance at end of period	$18,155	$26,551

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. There were no amounts payable for these obligations at September 30, 2016 or December 31, 2015.

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

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2015 and September 30, 2016 (in thousands):

	December 31, 2015	September 30, 2016
Tuition receivable	$28,543	$28,719
Allowance for doubtful accounts	(10,024)	(9,794)
Tuition receivable, net	$18,519	$18,925

Approximately $2.0 million of tuition receivable is included in other assets as of both December 31, 2015 and September 30, 2016, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2015 and 2016 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
Allowance for doubtful accounts, beginning of period	$8,733	$9,981	$8,835	$10,024
Additions charged to expense	2,293	3,865	9,315	11,069
Write-offs, net of recoveries	(1,250)	(4,052)	(8,374)	(11,299)
Allowance for doubtful accounts, end of period	$9,776	$9,794	$9,776	$9,794

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

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test. Following its qualitative assessment, the Company determined it was not more likely than not that the fair value of its goodwill was less than the carrying amount and, accordingly, no impairment existed at September 30, 2016.

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

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 11,027,177 and 11,093,958 shares were issued and outstanding as of December 31, 2015 and September 30, 2016, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited consolidated statements of income for each of the three and nine months ended September 30, 2015 and 2016 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

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

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2016 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
Weighted average shares outstanding used to compute basic earnings per share	10,593	10,616	10,586	10,608
Incremental shares issuable upon the assumed exercise of stock options	—	—	—	—
Unvested restricted stock	143	212	140	195
Shares used to compute diluted earnings per share	10,736	10,828	10,726	10,803

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates included allowances for doubtful accounts, the useful lives of property and equipment, fair value of future contractual operating lease obligations, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill, intangible assets and the interest rate swap arrangement, fair value of contingent consideration, and the provision for income taxes. Actual results could differ from those estimates.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the consolidated statement of cash flows and accounting for income taxes. Specifically, ASU 2016-09 requires excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in earnings, which could introduce significant volatility to the Company’s provision for income taxes. In addition, ASU 2016-09 allows companies to recognize the impact of stock award forfeitures at the time of forfeiture, rather than as an estimate ratably over the life of awards. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The transition method varies for each of the areas in ASU 2016-09. The Company does not plan to early adopt and is currently evaluating the impact of ASU 2016-09 on its Consolidated Financial Statements.

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

There have been three new ASUs issued amending certain aspects of ASU 2014-09. ASU No. 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross Versus Net), was issued in March, 2016 to clarify certain aspects of the principal versus agent guidance in ASU 2014-09. In addition, ASU No. 2016-10, Identifying Performance Obligations and Licensing, issued in April 2016, amends other sections of ASU 2014-09 including clarifying guidance related to identifying performance obligations and licensing implementation. ASU No. 2016-12, Revenue from Contracts with Customers – Narrow Scope Improvements and Practical Expedients, was issued in May 2016 and provides amendments and practical expedients to the guidance in ASU 2014-09 in the areas of assessing collectibility, presentation of sales taxes received from customers, noncash consideration, contract modification and clarification of using the full retrospective approach to adopt ASU 2014-09. With its evaluation of the impact of ASU 2014-09, the Company will also consider the impact related to the updated guidance provided by these three new ASUs.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which is included in ASC Topic 326, Measurement of Credit Losses on Financial Instruments. The new guidance revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectibility. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company is evaluating the impact this standard will have on its financial condition, results of operations, and disclosures.

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is included in FASB Accounting Standards Codification (ASC) Topic 230, Statement of Cash Flows. The new guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows, including contingent consideration payments made after a business acquisition. Specifically, cash payments to settle a contingent consideration liability which are not made soon after the acquisition date should be classified as cash used in financing activities up to the initial amount of contingent consideration recognized with the remaining amount classified as cash flows from operating activities. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2018, and early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its financial condition, results of operations, or disclosures.

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

The purchase price includes $2.4 million paid up front in cash, plus contingent cash payments of (a) up to $12.5 million payable based on NYCDA’s results of operations over a five-year period (the “Earnout”), and (b) $5.5 million payable based on NYCDA’s receipt of state regulatory permits. Pursuant to the Acquisition, $1.0 million of the Earnout may be accelerated upon receipt of one of the state regulatory permits. In April 2016 and August 2016, NYCDA received the state regulatory permits and the Company paid $6.0 and $0.5 million of contingent consideration to the sellers, respectively.

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

Total potential cash payments for the acquisition and the Earnout could total $25.0 million.

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

The allocation of the purchase price, including the measurement period adjustment recorded in the second quarter of 2016, is as follows:

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

The following details the changes in the Company’s restructuring liability for lease and related costs during the nine months ended September 30, 2015 and 2016 (in thousands):

	September 30,	September 30,
	2015	2016
Balance at beginning of period(1)	$27,283	$20,055
Adjustments(2)	265	(1,695)
Payments	(5,040)	(4,434)
Balance at end of period(1)	$22,508	$13,926

(1)

The current portion of restructuring liabilities was $4.8 million and $5.0 million as of December 31, 2015 and September 30, 2016, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

(2)	Adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements.

5.    Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2016 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets/Liabilities	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,108	$10,108	$—	$—

Liabilities:
Deferred payments	$12,340	$—	$—	$12,340

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2015 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$100	$100	$—	$—

Liabilities:
Deferred payments	$3,278	$—	$—	$3,278

The Company measures the above items on a recurring basis at fair value as follows:

•

Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of Accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2015 and September 30, 2016, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•

Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions in 2011 and January 2016, which are classified within Level 3 as there is no liquid market for similarly priced instruments. The deferred payments are valued using a discounted cash flow model that encompasses significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, obtaining regulatory approvals for expansion into new markets, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.1 million as of September 30, 2016 and is included in accounts payable and accrued expense.

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

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the nine months ended September 30, 2015 or 2016.

Changes in the fair value of the Company’s Level 3 liabilities during the nine months ended September 30, 2016 are as follows (in thousands):

Deferred
Payments
Balance at December 31, 2015	$3,278
Amounts paid	(7,358)
Contingent consideration in connection with NYCDA acquisition	14,500
Other adjustments to fair value	1,920
Balance at September 30, 2016	$12,340

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

The Company was in compliance with all the terms of the Amended Credit Facility as of September 30, 2016.

During the three and nine months ended September 30, 2016, the Company paid cash interest of $0.2 million and $0.3 million, respectively, compared to $0.1 million and $2.3 million during the three and nine months ended September 30, 2015, respectively. The Company had no balance outstanding under the Revolver as of September 30, 2016.

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

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the nine months ended September 30, 2016:

	Number of shares or units	Weighted- average Grant price
Balance, December 31, 2015	634,327	$104.66
Grants	188,167	50.59
Vested shares	(23,539)	50.43
Forfeitures	(71,386)	61.64
Balance, September 30, 2016	727,569	$97.58

Stock Options

The table below sets forth the stock option activity and other stock option information as of and for the nine months ended September 30, 2016:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic value(1)
	shares	exercise price	life (years)	(in thousands)
Balance, December 31, 2015	100,000	$51.95	5.1	$817
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, September 30, 2016	100,000	$51.95	4.3	$—
Exercisable, September 30, 2016	100,000	$51.95	4.3	$—

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

Valuation and Expense Information under Stock Compensation Topic ASC 718

At September 30, 2016, total stock-based compensation cost which has not yet been recognized was $23.6 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 28 months on a weighted-average basis. Awards of approximately 550,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and nine months ended September 30, 2015 and 2016 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2016	2015	2016
Instruction and educational support	$619	$522	$1,532	$678
Marketing	—	—	—	—
Admissions advisory	—	—	—	—
General and administration	2,034	1,882	6,044	6,652
Stock-based compensation expense included in operating expense	2,653	2,404	7,576	7,330
Tax benefit	1,048	957	2,990	2,857
Stock-based compensation expense, net of tax	$1,605	$1,447	$4,586	$4,473

During the nine months ended September 30, 2015 and 2016, the Company recognized a tax shortfall related to share-based payment arrangements of approximately $25,000 and $51,000, respectively. No stock options were exercised during the nine months ended September 30, 2015 or 2016.

8.    Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31, 2015	September 30, 2016
Deferred payments related to acquisitions	$6,078	$14,353
Deferred revenue, net of current portion	14,429	16,961
Loss on facilities not in use	15,229	8,891
Deferred rent and other facility costs	8,993	8,601
Lease incentives	3,125	2,825
Deferred gain on sale of campus building	133	—
	$47,987	$51,631

Deferred Payments Related to Acquisitions

In the first quarter of 2016, the Company acquired NYCDA and entered into deferred payment arrangements with the sellers in connection with this transaction. In April and August 2016, NYCDA achieved certain performance targets and the Company subsequently paid $6.0 million and $0.5 million of deferred payments to the sellers, respectively. The deferred payment arrangements of up to $11.5 million are valued at approximately $8.7 million as of September 30, 2016. See Note 3 for further information on the NYCDA deferred payments.

In 2011, the Company acquired certain assets and entered into deferred payment arrangements with the sellers in connection with that acquisition. The deferred payment arrangements are valued at approximately $3.3 million and $2.9 million as of December 31, 2015 and September 30, 2016, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

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

Loss on Facilities Not in Use and Deferred Rent and Other Facility Costs

The Company records a liability for lease costs of campuses and non-campus facilities that are not currently in use (see Note 4). For facilities still in use, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a liability.

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

9.    Income Taxes

The Company had $0.2 million of unrecognized tax benefits at September 30, 2016, all of which resulted from tax positions taken prior to the year ended December 31, 2015. The Company recognized approximately $0.3 million of benefits in the nine months ended September 30, 2016. The Company also recorded approximately $0.1 million of expense in the nine months ended September 30, 2016, related to interest and penalties.

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

The Company paid $21.0 million and $25.0 million in income taxes during the nine months ended September 30, 2015 and 2016, respectively.

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

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual earnings rate between 8% and 12%, or a discretionary income rate between 20% and 30%, would be considered to be in the “Zone”. A program would fail if the program’s graduates have an annual earnings rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or is in the Zone (or fails) for four consecutive award years. If an institution is notified by the Secretary of Education that a program could become ineligible, based on its final rates, for the next award year:

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

On October 20, 2016, the Department issued to institutions draft debt-to-earnings rates for the first gainful employment debt measurement year and certain underlying data used to calculate those rates. According to the Department’s draft rates, none of the University’s programs fail. The draft rates did indicate that two current associate’s degree programs are in the Zone. The Company is currently analyzing the underlying data provided, and has until December 7, 2016, to appeal any inaccuracies it finds in the draft metrics. The Department has indicated that the final rates will be made public in January of 2017.

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

Further, the proposed regulation would establish a new metric to measure student loan repayment rates as a ratio of present balance to original principal balance, and proprietary institutions which fall below an established threshold would be required to provide prospective and current students with disclosures regarding the repayment rate.

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

NYCDA

NYCDA is licensed to operate in New York, Texas, Georgia, Utah, North Carolina, Washington, Colorado, Washington, D.C., Pennsylvania, New Jersey, and South Carolina, but is not accredited, does not participate in state or federal student financial aid programs, and is not subject to the regulatory requirements applicable to accredited schools and schools that participate in such financial aid programs such as those described above. Programs such as those offered by NYCDA are regulated by each individual state, and the Company is in the process of seeking authorizations in additional states to offer NYCDA programs.

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

Tuition receivable and deferred revenue for our students are recorded upon the start of the academic term or program. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and deferred revenue generally represents advance payments for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than one year past due is charged against the allowance. Accounts less than one year past due are reserved according to the length of time the balance has been outstanding. In establishing reserve amounts, we also consider the status of students as to whether or not they are currently enrolled for the next term, as well as the likelihood of recovering balances that have previously been written off, based on historical experience. Bad debt expense as a percentage of revenues for the third quarter of 2016 and 2015 was 3.8% and 2.3%, respectively.

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

Revenue recognition — Like many traditional institutions, Strayer University offers its educational programs on a quarter system having four academic terms, which coincide with our quarterly financial reporting periods. Approximately 95% of our revenues during the three months ended September 30, 2016 consisted of tuition revenue. Tuition revenue is recognized ratably in the quarter of instruction as the University provides academic services in a given term, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. At the start of each academic term or program, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term is recorded as deferred revenue. NYCDA provides non-degree courses in web and application software development and tuition revenue is recognized ratably over the duration of each course.

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

New University students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students will receive one free course for every three courses that are successfully completed. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. Revenue and the value of the benefit earned by students participating in the Graduation Fund is recognized based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree. Estimated redemption rates of eligible students vary based on their term of enrollment. As of September 30, 2016, we had deferred $26.6 million for estimated redemptions earned under the Graduation Fund, as compared to $18.1 million at September 30, 2015. Each quarter we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is significantly influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the third quarter of 2016, our bad debt expense was 3.8% of revenue, compared to 2.3% for the same period in 2015. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of September 30, 2016 would have changed our income from operations by approximately $0.3 million.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If our estimates change or if we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. During the nine months ended September 30, 2016 and 2015, we reduced our liability for leases by approximately $2.0 million and $0.4 million, respectively.

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

Results of Operations

In the third quarter of 2016, we generated $102.2 million in revenue, a 3% increase compared to 2015, principally due to a 4% increase in total enrollment and partially offset by slightly lower revenue per student. Income from operations was $4.8 million for the third quarter of 2016, and includes approximately $0.2 million in adjustments to reduce our liability for losses on facilities no longer in use. Income from operations for the third quarter of 2015 was $7.3 million, which includes $0.4 million in adjustments to our liability for losses on facilities no longer in use. Net income in the third quarter of 2016 was $2.9 million, including approximately $0.1 million in after-tax benefits from adjustments to the Company’s liability for facilities no longer in use, compared to $3.7 million for the same period in 2015, which reflected approximately $0.2 million in after-tax benefits from adjustments to the Company’s liability for facilities no longer in use. Diluted earnings per share was $0.27 compared to $0.35 for the same period in 2015. Diluted earnings per share for the third quarter of 2016 and 2015 includes $0.01 per share and $0.02 per share in after-tax earnings, respectively, related to the reduction of the Company’s liability for losses on facilities no longer in use.

Key enrollment trends by quarter for the University were as follows:

Enrollment

% Change vs Prior Year

25
20
15
10
5
0
-5
-10
2
5
-1
-1
4
2
0
0
6
-6
-2
-1
-1
2
-1
-5
-7
4
New Enrollment
Total Enrollment
Summer '14
Fall '14
Winter '15
Spring '15
Summer '15
Fall '15
Winter '16
Spring '16
Summer '16

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Enrollment. Total enrollments at Strayer University for the summer term 2016 increased to 38,813 students, from 37,221 for the summer term 2015. New student enrollments increased by 6%, and continuing student enrollments increased by 4%.

Revenues. Revenues increased 3% to $102.2 million in the third quarter of 2016 from $99.1 million in the third quarter of 2015, principally due to higher enrollment growth, partially offset by a decline in revenue per student of 1%. The decline in revenue per student is largely attributable to a new pricing structure which was implemented for the first quarter of 2014 which reduced tuition for new undergraduate students by approximately 20%. Revenues for undergraduate students increased 6% in the three months ended September 30, 2016, driven by an increase in total undergraduate enrollment of 8%, offset by a decline of 2% in revenue per student. We expect this decline in revenue per student to continue at the undergraduate level, though more gradually, as we enroll more new undergraduate students. For graduate students, revenues decreased 2% in 2016, driven by an increase in revenue per student of 2%, offset by a decline in total enrollment of 4%. The increase in graduate revenue per student was due primarily to increased average tuition per class compared to 2015.

Instruction and educational support expenses. Instruction and educational support expenses increased $1.0 million, or 2%, to $56.3 million in the third quarter of 2016 from $55.3 million in the third quarter of 2015. The increase primarily resulted from instructional costs for NYCDA, which was acquired in the first quarter of 2016. Instruction and educational support expenses as a percentage of revenues decreased to 55.1% in the third quarter of 2016 from 55.8% in the third quarter of 2015.

Marketing expenses. Marketing expenses increased $3.8 million, or 18%, to $25.4 million in the third quarter of 2016 from $21.6 million in the third quarter of 2015, principally due to increased investments in branding initiatives at NYCDA and Strayer University. Marketing expenses as a percentage of revenues increased to 24.9% in 2016 from 21.8% in 2015. We expect to continue to invest in our marketing efforts such that marketing expenses may increase in absolute terms and as a percentage of revenue in 2016 as compared to 2015.

Admissions advisory expenses. Admissions advisory expenses increased $0.6 million, or 15%, to $4.7 million in the third quarter of 2016 from $4.1 million in the third quarter of 2015. Admissions advisory expenses as a percentage of revenues increased to 4.6% in the third quarter of 2016 from 4.1% in the third quarter of 2015.

General and administration expenses. General and administration expenses increased $0.1 million to $11.0 million in the third quarter of 2016 from $10.9 million in 2015. General and administration expenses as a percentage of revenues decreased to 10.7% in the third quarter of 2016 from 11.0% in the third quarter of 2015.

Income from operations. Income from operations decreased $2.5 million, or 33%, to $4.8 million in the third quarter of 2016 from $7.3 million in the third quarter of 2015.

Interest expense. Interest expense decreased to $0.2 million in the third quarter of 2016 from $1.1 million in the third quarter of 2015 following the repayment in July 2015 of all our outstanding debt in connection with our amended credit facility. We have $150.0 million available under our revolving credit facility and no balance outstanding as of September 30, 2016.

Provision for income taxes. Income tax expense decreased $0.5 million, or 22%, to $1.9 million in the third quarter of 2016 from $2.4 million in the third quarter of 2015, primarily due to the decrease in income before income taxes attributable to the factors discussed above. Our effective tax rate was 39.8% for the third quarter of 2016 compared to 39.5% for the same period in 2015.

Net income. Net income decreased $0.8 million to $2.9 million in the third quarter of 2016 from $3.7 million in the third quarter of 2015 due to the factors discussed above.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Enrollment. Average enrollments at Strayer University increased 2% to 40,238 students for the nine months ended September 30, 2016 compared to 39,608 students for the same period in 2015.

Revenues. Revenues increased less than 1% to $321.8 million in the nine months ended September 30, 2016 from $320.8 million in the nine months ended September 30, 2015, principally due to a decline in revenue per student of 1%, partially offset by slightly higher enrollment growth. The decline in revenue per student is largely attributable to a new pricing structure which was implemented for the first quarter of 2014 which reduced tuition for new undergraduate students by approximately 20%. Revenues for undergraduate students increased by 2%, driven by an increase in total enrollment of 5% and a decline of 3% in revenue per student. We expect this decline in revenue per student to continue at the undergraduate level, though more gradually, as we enroll more new undergraduate students. For graduate students, revenues decreased 3% in 2016, driven by an increase in revenue per student of 2%, offset by a decline in total enrollment of 5%. The increase in graduate revenue per student was due primarily to increased tuition.

Instruction and educational support expenses. Instruction and educational support expenses increased $2.0 million, or 1%, to $176.2 million in the nine months ended September 30, 2016 from $174.2 million in the nine months ended September 30, 2015. We recorded adjustments in each of the nine months ended September 30, 2016 and 2015, resulting from changes in the timing and expected income from settlements and sublease agreements, and may record additional adjustments in the future. These adjustments were partially offset by the instruction and educational costs of NYCDA following the acquisition, as well as costs associated with new academic content. Instruction and educational support expenses as a percentage of revenues increased to 54.7% in the nine months ended September 30, 2016 from 54.3% in the nine months ended September 30, 2015.

Marketing expenses. Marketing expenses increased $8.5 million, or 16%, to $61.4 million in the nine months ended September 30, 2016 from $52.9 million in the nine months ended September 30, 2015, principally due to increased investments in branding initiatives at NYCDA and Strayer University. Marketing expenses as a percentage of revenues increased to 19.1% in 2016 from

16.5% in 2015. We expect to continue to invest in our marketing efforts such that marketing expenses may increase in absolute terms and as a percentage of revenue in 2016 as compared to 2015.

Admissions advisory expenses. Admissions advisory expenses increased by $1.1 million, or 9%, to $13.2 million in the nine months ended September 30, 2016 from $12.1 million in the nine months ended September 30, 2015, primarily as a result of higher personnel costs. Admissions advisory expenses as a percentage of revenues increased to 4.1% in the nine months ended September 30, 2016 from 3.8% in the nine months ended September 30, 2015.

General and administration expenses. General and administration expenses decreased $0.2 million to $33.2 million in the nine months ended September 30, 2016 from $33.4 million in the nine months ended September 30, 2015. During the nine months ended September 30, 2016 we recorded an adjustment to reduce our lease loss liability resulting from the sublease of a portion of our corporate office space, partially offset by higher regulatory and related costs associated with expanding NYCDA’s operations into new markets. General and administration expenses as a percentage of revenues decreased to 10.3% in the nine months ended September 30, 2016 from 10.4% in the nine months ended September 30, 2015.

Income from operations. Income from operations decreased $10.2 million, or 21%, to $37.8 million in the nine months ended September 30, 2016 from $48.0 million in the nine months ended September 30, 2015.

Interest expense. Interest expense decreased to $0.5 million in the nine months ended September 30, 2016 from $3.7 million in the nine months ended September 30, 2015 following the repayment in July 2015 of all our outstanding debt in connection with our amended credit facility. We have $150.0 million available under our revolving credit facility and no balance outstanding as of September 30, 2016.

Provision for income taxes. Income tax expense decreased $3.0 million, or 17.1%, to $14.6 million in the nine months ended September 30, 2016 from $17.6 million in the nine months ended September 30, 2015, primarily due to the decrease in income before income taxes attributable to the factors discussed above. Our effective tax rate was 38.7% in the nine months ended September 30, 2016, compared to 39.5% for the nine months ended September 30, 2015.

Net income. Net income decreased $3.9 million to $23.1 million in the nine months ended September 30, 2016 from $27.0 million in the nine months ended September 30, 2015 due to the factors discussed above.

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of $120.5 million compared to $106.9 million at December 31, 2015 and $86.9 million at September 30, 2015. At September 30, 2016, most of our cash was invested in bank overnight deposits.

In January 2016, we completed the acquisition of New York Code and Design Academy, which provides non-degree courses in web and application software development, primarily at its campus in New York City. We have paid $8.9 million to date and may pay up to an additional $11.5 million based on NYCDA’s results of operations over a five-year period. In addition, we paid $4.6 million to the founders in connection with their continued employment, which is reimbursable to us if either of the founders voluntarily terminates his employment within three years of the acquisition date.

In July 2015, we repaid all balances outstanding under a prior credit facility, and entered into an amended credit agreement which provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The amended credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility as of September 30, 2016.

Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. During the nine months ended September 30, 2016 and 2015, we paid cash interest of $0.3 million and $3.4 million, respectively.

The amended credit agreement is guaranteed by our subsidiaries and is secured by substantially all of the personal property and assets of the Company and the guarantors. The amended credit agreement contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit agreement as of September 30, 2016.

Our net cash from operating activities for the nine months ended September 30, 2016 decreased to $30.1 million, as compared to $54.5 million for the same period in 2015. The decrease in net cash from operating activities was largely due to changes in working capital, the timing of income tax payments, and payment of retention agreements in connection with the NYCDA acquisition. Capital expenditures were $7.5 million for the nine months ended September 30, 2016, compared to $9.6 million for the same period in 2015.

For the nine months ended September 30, 2016, we did not repurchase any shares of common stock and, at September 30, 2016, had $70 million in repurchase authorization to use through December 31, 2016. We did not pay a regular quarterly dividend in either 2016 or 2015.

For the third quarter of 2016, bad debt expense as a percentage of revenue was 3.8% compared to 2.3% for 2015.

We have available $150 million under our revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts. Excess cash is invested in money market funds, which is included in cash and cash equivalents at September 30, 2016 and 2015. During the nine months ended September 30, 2016 and 2015, we earned interest income of $0.3 million and $0.2 million, respectively.

The table below sets forth our contractual commitments associated with operating leases, excluding subleases as of September 30, 2016 (in thousands):

	Payments Due By Period
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years
Operating leases	$141,861	$34,595	$55,624	$35,156	$16,486

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2016, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On July 2, 2015, we used approximately $116 million of our existing cash and cash equivalents to prepay our term loan and terminate an interest rate swap as part of an amendment to our credit and term loan agreement. The amended credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The amended credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility after prepayment of the term loan facility, and as of September 30, 2016. Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $1.5 million in interest expense per year assuming the entire $150 million revolving credit facility was utilized.

ITEM 4:   CONTROLS AND PROCEDURES

a)

Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2016. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of September 30, 2016, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million at September 30, 2016, and is available for use through December 31, 2016.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

On October 25, 2016, upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors of the Company unanimously voted to elect Nathaniel Fick to serve as a Director of the Company and as a member of the Audit Committee. Mr. Fick is the Chief Executive Officer of Endgame, a technology firm focusing on cybersecurity. He previously served as a Captain in the United States Marine Corps leading infantry and reconnaissance units in combat in Afghanistan and Iraq. His book about that experience, “One Bullet Away,” was a New York Times bestseller, a Washington Post “Best Book of the Year,” and one of the Military Times’ “Best Military Books of the Decade.” Mr. Fick is a graduate of Dartmouth College, the Harvard Kennedy School, and the Harvard Business School, and serves as a Trustee of Dartmouth College. Mr. Fick will receive compensation for his service on the Board of Directors in accordance with the Company’s standard compensation arrangements for non-employee directors, a description of which can be found under the caption “Director Compensation” in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 17, 2016.

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
Date: October 27, 2016

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