Form 10-K
period 2016-12-31
STRAYER EDUCATION INC
filed 2017-02-17
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was $516.3 million.

The total number of shares of common stock outstanding as of February 1, 2017 was 11,093,489.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the Registrant’s 2016 fiscal year) are incorporated by reference into Part III of this Report.

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

•

our continued compliance with Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act” or “HEA”), and the regulations thereunder, as well as state regulatory requirements and accrediting agency requirements;

•	changes in regulation of the U.S. education industry and eligibility of proprietary schools to participate in U.S. federal student financial aid programs;

•	risks related to the timing of regulatory approvals;

•	competitive factors;

•	our ability to continue to implement our online growth strategy;

•	risks associated with the opening of new campuses;

•	risks associated with the offering of new educational programs and adapting to other program changes;

•	risks associated with the acquisition of educational institutions;

•	risks associated with the ability of our students to finance their education in a timely and affordable manner; and

•	general economic and market conditions.

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

References to “we,” “our” and the “Company” refer to Strayer Education, Inc., together with our consolidated subsidiaries Strayer University and the New York Code and Design Academy, unless the context suggests otherwise.

Item 1.       Business

Overview

Our company provides a variety of post-secondary education and other academic programs through two wholly-owned subsidiaries, Strayer University (the “University”) and the New York Code and Design Academy (“NYCDA”).

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, nursing, public administration, and criminal justice at 74 physical campuses, predominantly located in the Mid-Atlantic and Southern regions of the United States, and online. Strayer University also offers an executive MBA online through its Jack Welch Management Institute. For the 2016 fall term, we had 45,509 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (hereinafter referred to as “Middle States” or “Middle States Commission”), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education (“Department of Education”). Middle States is located at 3624 Market Street, Philadelphia, PA 19104 (267-284-5000). By offering its programs both online and in physical classrooms, the University provides its working adult students more flexibility and convenience. Strayer University, with its online offerings, attracts students from around the country and throughout the world.

The New York Code and Design Academy provides non-degree courses in web and application software development, primarily at its campus in New York City. NYCDA is licensed by the New York Bureau of Proprietary School Supervision, but is not accredited and does not participate in state or federal student financial aid programs. We acquired NYCDA on January 13, 2016.

We generated net revenue of $441 million in 2016. For more information regarding our revenues, profits and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

Industry Background

The market for post-secondary education is large, fragmented, and competitive. According to the National Center for Education Statistics, more than 20 million students attend approximately 7,200 post-secondary institutions in the United States. About 1.5 million students attend proprietary institutions. Controversy about the cost of higher education, under-employment of college graduates due to the uneven economic conditions, and increasingly negative media coverage may be causing some prospective students to question the value proposition of higher education. According to the National Student Clearinghouse Research Center, college enrollments in all higher education sectors declined 1.7% and 1.4% in fall 2015 and 2016, respectively. Enrollment at proprietary colleges declined 13.7% and 14.5% in fall 2015 and 2016, respectively. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”) and concerns about potential reductions in such funding also can reduce the level of growth.

Notwithstanding weakened demand dynamics over the past few years, we believe that over time, demand for post-secondary education will increase as a result of demographic, economic and social trends. The U.S. Census Bureau has reported that approximately 63 million adults over the age of 25 in the United States do not have more than a high school education, and approximately 35 million adults over the age of 25 have some college experience but have not completed a college degree. Other trends that could positively impact demand for our programs include:

•	increasing demand by employers for certain types of professional and skilled workers;

•	growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.5 million in 2016-2017, according to the National Center for Education Statistics;

•	the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education;

•	a number of initiatives underway to reduce the cost of a post-secondary education; and

•	continued demand from working adults for programs offered by regionally accredited institutions.

Company Strengths

Strayer Education has a track record of providing practical and convenient education programs and solutions for working adults and employers. We believe the following strengths position us to capitalize on the demand for post-secondary education:

•	Consistent operating history. Strayer University has been in continuous operation since 1892 and has demonstrated an ability to operate consistently and grow profitably.

•

Practical and diversified programs. We offer programs in practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students and their current and prospective employers by regularly refining, updating, and adding to our portfolio of educational programs. In January 2016, we acquired NYCDA, which offers high-demand non-degree courses in software application development. In December 2011, Strayer University acquired the Jack Welch Management Institute, an online leadership education program that enables us to offer a differentiated executive MBA degree and executive certificates to students and employees of leading corporations. Across Strayer University and NYCDA, we currently offer approximately 90 different degree, diploma, certificate, and non-degree training programs and concentrations.

•

Focus on adults pursuing career-relevant degree and non-degree programs. We focus on serving adults who are pursuing undergraduate and graduate degrees as well as non-degree certificates and training programs that will help them advance their careers and employment opportunities.

•

Flexible program offerings. We maintain flexible programs that allow students to attend classes and complete coursework in day, evening and weekend classes throughout the calendar year. Online programs offered through Strayer University enable students to take some or all of their classes via the Internet. Approximately 78% of our students enrolled for the 2016 fall term were taking all of their courses online.

•

Attractive and convenient campus locations. Strayer University’s campuses are located in growing metropolitan areas, mostly in the Mid-Atlantic and Southern regions where there are large populations of adults with demographic characteristics similar to those of our typical students. Our campuses are attractive and modern, offering conducive learning environments in convenient locations.

•

Established brand name and alumni support. With a 125-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional referral opportunities for students.

Company Strategy

Our goal is to be a leading provider of career-relevant education programs, primarily in the areas of business, accounting, information technology and software development, that prepare students for advancement in their careers and professional lives. We have identified the following strategic priorities as key to achieving our goal:

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

•

Address affordability — The cost of a post-secondary education has increased substantially over the last ten years while average earnings have failed to keep up. Recognizing that affordability is an important factor in a prospective student’s decision to further his or her education, in late 2013, we commenced an effort at Strayer University to make our degree programs more affordable. First, we introduced our Graduation Fund. Under this program, qualifying students enrolled in a bachelor’s degree program are eligible to receive one free course for every three courses successfully completed towards a bachelor’s degree. The free courses earned are redeemable in one’s final academic year. Furthermore, beginning the winter term 2014, we reduced undergraduate tuition for new students by 20%. We continue to monitor and assess the impact of our affordability initiatives and explore other ways to make our offerings as affordable as possible.

•

Establish new platforms for growth — We are constantly looking for new ways to leverage our existing resources and capabilities to grow. Like the acquisition of the Jack Welch Management Institute in 2011, our acquisition of NYCDA represents another significant opportunity to leverage our management capability and our physical campus and online infrastructure. We continue to leverage the strong reputation and track record of Strayer University to develop new programs like the Bachelor of Science in Nursing degree, which began enrolling new students in the fall 2015 academic term, and is expecting to receive Commission on Collegiate Nursing Education accreditation in 2017.

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

Strayer University offers programs in the following areas:

Graduate Programs		Undergraduate Programs
●	Master of Business Administration (M.B.A.)	●	Bachelor of Science (B.S.) Degree
	Degree		Accounting
●	Jack Welch Executive Master of Business		Criminal Justice
	Administration (M.B.A.) Degree		Information Systems
●	Master of Education (M.Ed.) Degree		Information Technology
●	Master of Public Administration (M.P.A.) Degree		Nursing
●	Master of Science (M.S.) Degree	●	Bachelor of Business Administration (B.B.A.)
	Accounting		Degree
	Health Services Administration	●	Associate in Arts (A.A.) Degree
	Human Resource Management		Accounting
	Information Assurance		Acquisitions and Contract Management
	Information Systems		Business Administration
	Management		Information Systems
Information Technology
Marketing
		●	Diploma Program
Acquisition and Contract Management

Each undergraduate degree program includes courses in oral and written communication skills as well as mathematics and various disciplines in the humanities and social sciences. In addition to our degree and diploma programs, we offer classes to non-degree and non-program students wishing to take courses for personal or professional enrichment.

Although most of our programs are offered at our campuses and online, the University adapts its course offerings to the demands of the student population at each location. Strayer University students may enroll in courses at more than one campus and take courses online.

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

Online

Strayer University has been offering courses online since 1997. Students may take classes online using either a synchronous (“real time”) or asynchronous (“on demand”) format. The asynchronous format was first introduced by the University in the summer 2001 academic term and has grown significantly due to increasing demand. Currently, almost all students taking classes online choose the asynchronous format. Students may take all of their courses online or may take online courses in combination with classroom-based courses. A student taking classes online has the same admission and financial aid requirements, is subject to substantially the same policies and procedures, and receives the same student services and support as campus-based Strayer University students. Tuition for online courses is the same as campus-based courses.

Faculty

The University appoints faculty who hold appropriate academic credentials, are dedicated, active professionals in their field, and are enthusiastic and committed to teaching working adults. In accordance with our educational mission, the University faculty focuses its efforts on teaching. The normal course load for a full-time faculty member is five courses per quarter for each of three quarters, or 15 courses per academic year. Further, many full-time faculty members participate actively in the University by providing leadership, developing the curriculum, setting academic policy, and serving on assessment committees.

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

*Independent member.

Within the academic, strategic and financial parameters set by the Board of Trustees, the University is managed on a daily basis by the University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers, including the Provost/Chief Academic Officer and the Chief Operating Officer of the University. The majority of the University’s operations are centralized within the President’s Office or the University’s senior administrative staff offices. These operations include academic programs, academic intelligence, academic services, student affairs, academic records, accounting and auditing, human resources, operations, marketing, public relations, facilities, information technology, and regulatory compliance, including oversight of the University’s participation in federal student financial aid programs.

Within this centralized structure, responsibilities fit within the purview of either the Provost/Chief Academic Officer or the Chief Operating Officer, both of whom report to the University President. The senior administrative officers that support the Provost/Chief Academic Officer in performing academic functions include six Academic Program Directors, a Vice President of Student and Faculty Resources, a Dean of Students in Student Affairs, a Vice President of Faculty, a Vice President of Institutional Research, and a Vice President for Content. Together, these individuals are responsible for faculty hiring and management, faculty development, curriculum development, student complaint resolution, policy oversight, student learning resources, and student learning outcomes. Each academic function receives further support from the University Registrar.

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

University Senior Management

Brian W. Jones is University President. His biographical information is set forth in Item 10 below. At the regional and campus levels, the academic functions are overseen by the Regional Vice Provost and Campus Deans. Faculty are overseen by the Vice President of Faculty and Deans of Faculty. Day-to-day business operations are managed by a Campus Director. Campuses are staffed with personnel performing academic advising, financial aid, student services, admissions and career development functions. Learning resource centers at campuses support the University’s instructional programs. Each learning resource center contains a library and computer laboratories and is operated by a full-time manager and/or a part-time assistant, depending on the campus student population, who assist students in the use of research resources.

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

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2016 fall quarter, approximately 65% were age 31 or older and approximately 85% were engaged in part-time study (fewer than three courses each quarter for undergraduate students and fewer than two for graduate students).

In the 2016 fall quarter, our undergraduate students registered for an average of approximately two courses and our graduate students for an average of approximately one course.

Strayer University has a very diverse student population. At the beginning of the 2016 fall quarter, approximately 76% of students reporting ethnicity were minorities and approximately 66% of students were women. Approximately 1% of the University’s students were international, and approximately 1% were active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of educational opportunities.

The following is a breakdown of Strayer University students by program level as of the 2016 fall term:

	Number of	Percentage of
Program	students	total students
Bachelor’s	30,731	67%
Master’s	12,135	27%
Associate	2,487	5%
Total Degree	45,353	99%
Diploma	12	*
Undergraduate Certificate	1	*
Graduate Certificate	3	*
Undeclared	140	*
Total Non-Degree	156	1%
Total Students	45,509	100%

*Represents less than 1%.

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

Tuition and Fees

Strayer University charges tuition by the course. Tuition rates may vary in states with specific regulations governing tuition costs. Each course is 4.5 credit hours. As of January 1, 2017, undergraduate students who enrolled in the University on or after November 7, 2016 are charged $1,435 per course. Undergraduate students who initially enrolled at Strayer prior to November 7, 2016 are charged rates ranging from $1,420 to $1,775 per course. As of January 1, 2017, graduate students who were new to the University after January 1, 2015, are charged at a rate of $2,450 per course, while other graduate students are charged at a rate of $2,325 per course. For the Jack Welch Management Institute, students who are new to the University on or after November 7, 2016, are charged at the rate of $3,450 per course. For students who first enrolled in the Jack Welch Management Institute prior to November 7, 2016, tuition is charged at rates ranging from $2,580 to $3,250 per course. Under a variety of different programs and in connection with various corporate and government sponsorship and tuition reimbursement arrangements, Strayer University offers scholarships and tuition discounts to students. One of these programs, the Graduation Fund, offers a student in a bachelor’s program an opportunity to earn up to a 25% reduction of the tuition required for a degree. A new undergraduate student seeking to obtain a bachelor’s degree in four years and who was eligible for our Graduation Fund would currently pay on average approximately $11,000 per year in tuition.

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

New York Code and Design Academy

We acquired NYCDA in January 2016. NYCDA is a New York City-based provider of non-degree web and mobile app development courses. Courses are delivered on-ground to students seeking to further their career in software application development, with classes in several major markets across the United States, as well as in Amsterdam, the Netherlands. NYCDA does not participate in Title IV programs. NYCDA’s financial results for 2016 were insignificant relative to our consolidated financial results.

Employees

As of December 31, 2016, we had a total of 1,542 full-time employees including 327 full-time faculty members and 1,215 non-faculty staff. Full-time faculty members teach on average 4-5 courses per quarter. The balance of classes are taught by adjunct faculty who normally teach 1-2 courses per quarter. Although we had approximately 1,400 adjunct faculty, not all of them teach every quarter. In the 2016 fall quarter, approximately 35% of our courses were taught by full-time faculty. Because we are not a research university, all faculty members are expected to spend their time teaching and advising students. In addition to our faculty, our non-faculty staff, including 111 part-time employees, serve in the areas of information systems, financial aid, recruitment and admissions, student administration, marketing, human resources, corporate accounting, and other administrative functions.

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

Competition

The higher education industry is highly competitive, but fragmented, with no single participant possessing a significant market share. We compete for students with traditional public and private two-year and four-year degree-granting accredited colleges and universities, other proprietary degree-granting accredited schools and also alternatives to higher education. In addition, we face competition from various non-traditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the post-secondary education market matures, we believe that the intensity of the competition we face will continue to increase.

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

Regulation

Regulatory Environment

As an institution of higher education accredited by Middle States and operating in multiple jurisdictions, Strayer University is subject to accreditation rules and varying state licensing and regulatory requirements. In addition, the federal Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various Title IV programs, including Strayer University, to comply with detailed substantive and reporting requirements, and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the institutional accrediting agencies recognized by the U.S. Secretary of Education (“Secretary of Education”); (2) state education regulatory bodies; and (3) the federal government through the Department of Education. The regulations, standards and policies of these regulatory agencies are subject to frequent change. NYCDA is subject to certain state regulatory requirements but does not participate in Title IV programs.

The November 2016 federal elections brought a new President and Congress, and we cannot predict the actions that the new Administration or Congress may take or their effect on Strayer University, NYCDA, or the Company. Among other things, the new Congress may reauthorize the Higher Education Act and repeal or amend other legislation affecting higher education institutions. The new Congress or administration may also delay, block, modify, or eliminate certain Title IV and other regulations applicable to higher education institutions. In addition, the new Administration may interpret, apply, and enforce Title IV and other regulations in a manner different from current guidance and practice.

Department of Education

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it is physically located and maintain institutional accreditation by a recognized accrediting agency, as discussed below. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. For purposes of Title IV programs, Strayer University and all of its campuses are considered to be a single institution of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. On October 1, 2014, Strayer University received an executed provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement is provisional because of the program reviews that were open at the time the agreement was issued (described below in section entitled Program Participation Agreement). Strayer University must apply to the Department of Education for recertification to participate in Title IV programs on or before March 31, 2017 and intends to do so in a timely manner.

Accreditation

Strayer University has been institutionally accredited since 1981 by Middle States, a regional accrediting agency recognized by the Secretary of Education. Strayer University’s current period of accreditation by Middle States extends into 2017, and the University is currently engaged in the reaccreditation process. Accreditation is a system for recognizing educational institutions for integrity, educational quality, faculty, physical resources, administrative capability and financial stability that signifies that they merit the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, conduct peer-review evaluations of institutions and programs, and publicly designate those institutions that meet their standards. Accredited schools are subject to periodic review by accrediting bodies to determine whether such schools continue to maintain the performance, integrity and quality required for accreditation. If an institution’s performance does not meet its accrediting agency’s (or other regulator’s) expectations or applicable standards, then its operations may be conditioned, severely constrained or even curtailed, depending on the severity of the noncompliance.

Middle States accredits degree-granting public and private colleges and universities in its region (including Delaware, Washington, D.C., Maryland, New Jersey, New York, Pennsylvania, Puerto Rico and the U.S. Virgin Islands), including distance education programs offered by those institutions. Accreditation by Middle States is an important attribute of Strayer University. Colleges and universities depend on accreditation to evaluate transferability of credit and applications to graduate schools. Employers rely on the accreditation status of institutions when evaluating a candidate’s credentials or considering tuition reimbursement programs. Students rely on accreditation status for assurance that an institution maintains quality educational standards.

In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Secretary of Education. The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. In December 2014, NACIQI renewed its recognition of Middle States through fall 2017. If an institutional accreditor loses recognition by the Secretary of Education, an institution may be allowed to continue its participation on a provisional basis in Title IV programs for a period not to exceed 18 months to allow the institution to seek accreditation from another recognized accrediting agency. An institution that does not become accredited by another recognized accreditor within 18 months will lose Title IV eligibility.

Beginning in 2013, Middle States undertook a review of its accreditation standards and, in June 2014, approved revised accreditation standards. Middle States gave some institutions that were due for reaccreditation in 2016-2017, the opportunity to be evaluated against the revised standards. However, most institutions scheduled for evaluations during the 2016-2017 time frame will be evaluated under the standards in place prior to June 2014. Strayer’s ongoing evaluation, which commenced in Spring 2015 with a self-study, will proceed under the accreditation standards in place prior to the revision. The next evaluation visit is scheduled for February 27, 2017.

In 2016, Middle States provided that reaccreditation for all of its institutions will be for a period of eight years (rather than ten, as previously was the case) and that institutions will be required to submit annual reports on student achievement and financial sustainability. In accordance with Middle States’ accreditation standards, every accredited institution will undergo a periodic review at the mid-point between its eight-year evaluations.

All of Strayer University’s substantive changes require prior Middle States approval. Such changes include, but are not limited to, certain new educational programs, certain contractual arrangements with other institutions providing a portion of an educational program, establishment or closure of additional locations and branch campuses, and changes in ownership or control.

In 2000, the agencies that accredit higher education institutions in various regions of the United States adopted a Policy Statement on Evaluation of Institutions Operating Interregionally. Under that policy, both the home regional accreditor and the host regional accreditor cooperate to evaluate an institution that delivers education at a physical site in the host accreditor’s region. Although the home region is solely responsible for final accreditation actions, as Strayer University opens campuses in regions outside Middle States’ region, the host regional accreditors may elect to participate in the accreditation process of such expansion operations.

In addition to institutional accreditation, the University has obtained specialized or programmatic accreditation, or professional recognition, from the following organizations for specific programs: the Accreditation Council for Business Schools and Programs (ACBSP), the Society for Human Resource Management (SHRM), the National Security Agency’s Committee on National Security Systems, and the Council for the Accreditation of Educator Preparation (CAEP, formerly the Teacher Education Accreditation Council).

State Education Licensure

Licensure of Physical Campuses

The Higher Education Act and certain state laws require Strayer University to be legally authorized to provide educational programs in the states in which the University is physically located. We are authorized to offer programs by the applicable educational regulatory agencies in all states where our physical campuses and online delivery facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees, diplomas or certificates to students in those states. We are subject to extensive regulation in each jurisdiction in which our campuses are located, including in 2016: Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Washington, D.C. We will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses.

On October 29, 2010, the Department of Education adopted new regulations, effective July 1, 2011, that set new requirements on states for their authorization of schools for purposes of Title IV eligibility. We believe that every state above in which Strayer is authorized has processes in place that comply with these requirements.

Licensure of Online Programs

The increasing popularity and use of the internet and other technology for the delivery of education has led, and may continue to lead, to the adoption of new laws and regulatory practices in the United States or foreign countries or to the interpretation of existing laws and regulations to apply to such services. These new laws and interpretations may relate to issues such as the requirement that online education institutions be licensed as a school in one or more jurisdictions even where they have no physical location. New laws, regulations, or interpretations related to doing business over the internet could increase Strayer University’s cost of doing business, affect its ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.

In April 2013, the Department of Education announced that it would address state authorization of distance education through negotiated rulemaking. While four negotiated rulemaking sessions were conducted from February through May 2014, no consensus was reached.

In June 2016, despite the lack of consensus at the negotiated rulemaking sessions, but as permitted by federal law, the Department of Education issued a Notice of Proposed Rulemaking for public comment on the issue of state authorization for online programs. On December 19, 2016, the Department issued final regulations, which are scheduled to become effective on July 1, 2018. On January 30, 2017, the new Administration indicated in a notice published in the Federal Register that it intends to take action in relation to this regulation, but it is unclear what that action will be or when it will be taken. The regulations currently expected to be effective on July 1, 2018, will, among other things, require an institution offering Title IV-eligible distance education or correspondence courses to be authorized by each state in which the institution enrolls students, if such authorization is required by the state. Institutions can obtain such authorization directly from the state or through a state authorization reciprocity agreement. A state authorization reciprocity agreement is defined as an agreement between two or more states that authorizes an institution located and legally authorized in a state covered by the agreement to provide post-secondary education through distance education or correspondence courses to students in other states covered by the agreement and does not prohibit a participating state from enforcing its own laws with respect to higher education. The regulations also require institutions to document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses for each state in which such students reside.

In addition, the regulations require an institution to provide public and individualized disclosures to enrolled and prospective students regarding its programs offered solely through distance education or correspondence courses. The public disclosures would include state authorization for the program or course, the process for submitting complaints to relevant states, any adverse actions by a state or accrediting agency related to the distance education program or correspondence course within the past five years, refund policies specific to the state, and applicable licensure or certification requirements for a career that the program prepares a student to enter. An institution must disclose directly to all prospective students if a distance education or correspondence course does not meet the licensure or certification requirements for a state. An institution must disclose to each current and prospective student when an adverse action is taken against a distance education or correspondence program and any determination that a program ceases to meet licensure or certification requirements.

If an institution’s distance education program is found not to be in compliance, the institution may lose its ability to award Title IV funds for that distance education program.

State Authorization Reciprocity Agreement (SARA)

Varying state regulations, fees, and paperwork embedded in the many different state approaches to regulation of post-secondary institutions has limited the ability of growth across state lines to offer students high quality choices for education and has hindered national workforce initiatives. As a solution to the ever-growing complexity of the regulatory oversight of institutions of higher learning on a state by state basis, the State Authorization Reciprocity Agreement (SARA) has emerged to aid in the advancement of distance education.

The State Authorization Reciprocity Agreement (SARA) is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state, while also facilitating more effective and efficient oversight and monitoring processes nationally for the benefit of states and institutions. On December 2, 2016, Strayer University became a participant in SARA, and, as a participant in SARA, Strayer University may offer online courses and other forms of distance education to students in any participating SARA state without having to seek any new state institutional approval beyond its home state (Washington, D.C.). Strayer University’s home state, in turn, will continually monitor the institution’s compliance with SARA standards. With this initiative, Strayer University will be able to expand its distance education offerings with increased consistency and ease.

The reciprocity agreement does not impact Strayer University operations that constitute a physical presence in a particular state, and the University will continue to follow individual state regulations for its on-ground campuses and activities. To the extent that such approval is required by state law, the University also must obtain approval from each state that is not a SARA member (i.e., California, Florida, Massachusetts) if the University seeks to enroll students from those states in the University’s distance education programs. At this time, SARA does not deal with professional licensing board approval for programs leading to state licensing in fields such as nursing, teacher education, psychology, and the like, and Strayer University must seek such approvals on a state-by-state basis, as needed.

Other Approvals

Strayer University is approved by appropriate authorities for the education of active duty military personnel and qualifying family members, veterans and members of the selected reserve and their spouses and dependents, as well as for the rehabilitation of veterans. In addition, Strayer University is authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements. The U.S. Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors. The University is also authorized to participate in state financial aid programs in Pennsylvania, Florida and Vermont.

Financing Student Education

Students finance their Strayer University education in a variety of ways, and historically about three quarters of students participated in one or more Title IV programs. Many financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. With these programs, financial aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of federal student financial aid must maintain a satisfactory grade point average (“GPA”) and progress in a timely manner toward completion of a program of study.

In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts. Eligible students at Strayer University may also participate in educational assistance programs administered by the Commonwealth of Pennsylvania, the State of Florida, the State of Vermont, the U.S. Department of Veterans Affairs (“VA”) (and related state agencies), the U.S. Department of Defense (“DOD”), and various private organizations.

Under the Post-9/11 Veterans Educational Assistance Act of 2009 (as amended August 1, 2011), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of $21,970 for non-public domestic institutions for 2016-2017. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend equal to half the amount available to students attending certain classroom-based programs or programs that combine classroom learning and distance learning.

Strayer University participates in DOD military tuition assistance programs under a Memorandum of Understanding executed on September 5, 2014. Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the DOD military tuition assistance programs. Under the Memorandum of Understanding, the University agrees to comply with DOD rules and procedures regarding the receipt of tuition assistance on behalf of active duty military personnel (and qualifying family members) in attendance at the University.

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

•

Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program, the Department of Education makes loans directly to students and their parents. Undergraduate students who demonstrate financial need may qualify for a subsidized loan. The federal government pays the interest on a subsidized loan while the student is in school and during any approved periods of deferment, after which the student’s obligation to repay the loan begins. Unsubsidized loans are available to students who do not qualify for a subsidized loan or, in some cases, in addition to a subsidized loan. PLUS loans, including Graduate PLUS loans, are unsubsidized loans available in amounts up to the total cost of attendance less any other financial aid.

Federal Financial Aid Regulation

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. As part of those participation standards, the Department of Education determines whether, among other things, the institution meets certain standards of administrative capability and financial responsibility. The institution must also follow extensive Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. Some of the key provisions regarding institutional eligibility and processing federal financial aid are described below.

Program Participation Agreement

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. Strayer University’s provisional Program Participation Agreement with the Department of Education allows it to participate in Title IV programs until June 30, 2017. Strayer University must apply to the Department of Education for recertification to participate in Title IV programs on or before March 31, 2017 and intends to do so in a timely manner.

Provisional Certification

In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for up to three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education revoke eligibility during the provisional period, the institution may request reconsideration and the Secretary of Education’s decision whether or not revocation is warranted constitutes final agency action. Strayer University is operating under a provisional Program Participation Agreement through June 30, 2017, and the only material additional condition with which the University must comply as a result of this provisional certification is obtaining the Department of Education’s prior approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree and degree programs.

Administrative Capability

Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution, among other things, must: comply with all applicable Title IV program regulations; have cohort default rates below specified levels; have various procedures in place for safeguarding federal funds; not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension; submit in a timely manner all reports and financial statements required by the regulations; and not otherwise appear to lack administrative capability.

Financial Responsibility

The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Strayer University must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the services described in its official publications and statements, properly administer Title IV programs in which it participates and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for debts and liabilities incurred in programs administered by the Department of Education.

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. We have applied the financial responsibility standards to our financial statements as of and for the year ended December 31, 2016, and based on our calculated composite score and other relevant factors, we believe we meet the Department of Education’s financial responsibility standards.

On November 1, 2016, the Department of Education released a new regulation, scheduled to take effect July 1, 2017, that makes significant changes to the financial responsibility criterion. Under the final regulation, an institution may no longer be considered financially responsible if one or more of a list of “triggering events” occurs. The Department of Education will automatically determine that an institution is not financially responsible if, among other things, the institution receives certain warnings from the SEC, fails to timely file required reports, or has a cohort default rate of 30% or greater for each of the two most recent official calculations. The Department of Education will also determine that an institution is not financially responsible if certain triggering events, such as a lawsuit against the institution, an accrediting agency’s requirement that the institution submit a teach-out plan, or potential loss of Title IV eligibility for gainful employment programs, result in the institution’s recalculated composite score to be less than 1.0. The Department of Education may also invoke certain “discretionary” triggering events, such as citation by a state agency or accrediting agency for failure to satisfy the agency’s standards, to determine that an institution is not financially responsible. On January 30, 2017, the new Administration indicated in a notice published in the Federal Register that it intends to take action in relation to this regulation, but it is unclear what that action will be or when it will be taken.

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

The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or FFEL Program loan during that year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2016, the Department of Education issued cohort default rates for federal fiscal year 2013.

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

An institution generally loses eligibility to participate in Title IV programs if its most recent cohort default rate is greater than 40%, and institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time undergraduate borrowers. Although Strayer has not had a cohort default rate below at or above 15% in any of the three most recent fiscal years, Strayer voluntarily disburses Direct Loans in this manner.

Strayer’s official three-year cohort default rates for 2011, 2012, and 2013, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

		National Average
	Strayer University	Proprietary Institutions
2013	11.3%	15.0%
2012	11.6%	15.8%
2011	14.9%	19.1%

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

A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional certification for up to two fiscal years. Proprietary institutions of higher education that violate the 90/10 Rule for two consecutive fiscal years will become ineligible to participate in Title IV programs for at least two fiscal years and will be required to demonstrate compliance with Title IV eligibility and certification requirements for at least two fiscal years prior to resuming Title IV program participation. In addition, the Department of Education discloses on its website any proprietary institution of higher education that fails to meet the 90/10 requirement, and reports annually to Congress the relevant ratios for each proprietary institution of higher education.

Using the statutory formula, Strayer University derived approximately 74% of its cash-basis revenues from Title IV program funds in 2015. Our computation for 2016 has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.

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

Incentive Compensation

As a part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act and Title IV regulations, the institution may not provide any commission, bonus or other incentive payment based in any part, directly or indirectly, on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions or financial aid awarding activity. The rule applies to all employees at an institution who are engaged in or responsible for any student recruitment or admission activity. The Department of Education has interpreted the regulation not to apply to certain high-level employees, including senior managers and executive level employees who are involved only in the development of policy and do not engage in individual student contact. Merit-based adjustments to employee compensation may be made if they are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid.

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

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. On October 31, 2014, the Department of Education published final regulations related to gainful employment. The regulation went into effect on July 1, 2015, with the exception of new disclosure requirements, which were scheduled to go into effect January 1, 2017, but have been delayed until April 3, 2017.

The regulations include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt in relation to earnings, and the discretionary income rate measures student debt in relation to discretionary income. A program passes if the program’s graduates:

•	have an annual income rate ratio that does not exceed 8%; or

•	have a discretionary income rate that does not exceed 20%.

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual income rate between 8% and 12% or a discretionary income rate between 20% and 30%, is considered to be in a warning zone. A program fails if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive award years. The regulations provide a means by which an institution may challenge the Department of Education’s calculation of any of the debt metrics prior to loss of Title IV eligibility.

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

On January 8, 2017, Strayer received its final 2015 debt-to-earnings measures. None of Strayer’s programs failed the debt-to-earnings metrics. Two active programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, are “in the zone,” which means each program remains fully eligible unless (1) either program has a combination of zone and failing designations for four consecutive years, in which case it would become Title IV-ineligible in the fifth year; or (2) either program fails the metrics for two out of three consecutive years, in which case the program could become ineligible for the following award year.

The new regulation also requires institutions annually to report student- and program-level data to the Department of Education, and comply with additional disclosure requirements. Final regulations adopted by the Department of Education, which generally became effective on July 1, 2011, require an institution to use a template designed by the Department of Education to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. The regulation effective July 1, 2015, expands upon those existing disclosure requirements and institutions must update their disclosure templates to comply by April 3, 2017.

In addition, the gainful employment regulation requires institutions to certify, among other things, that each eligible gainful employment program is programmatically accredited if required by a federal governmental entity or a state governmental entity of a state in which it is located or is otherwise required to obtain state approval. Institutions also must certify that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. The University has timely made the required certification.

Under the gainful employment regulation, an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the Department of Education. However, an institution may not update its list of eligible programs to include a failing or zone program that the institution voluntarily discontinued or became ineligible, or a gainful employment program that is substantially similar to such a program, until three years after the loss of eligibility or discontinuance.

The requirements associated with the gainful employment regulations may substantially increase our administrative burdens and could affect our program offerings, student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs may be affected by factors beyond management’s control, such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

Return of Federal Funds

Under the Higher Education Act’s return-of-funds provision, an institution must return Title IV funds to a Title IV program in a timely manner if a student received funds from that program but did not earn them due to the student’s withdrawal from the institution. In order to determine if funds should be returned, the institution must first determine the amount of Title IV program funds that the student earned. If the student attends the institution, but withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. Strayer University is required to measure the last day of attendance based on official attendance records, and “attendance” for online classes must include participation in an academically related activity. Strayer University’s systems allow for measurement on this basis. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date that the institution determines that a student withdrew.

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

Misrepresentation

Under the Higher Education Act, the Department of Education may fine, suspend or terminate an institution’s participation in Title IV programs if it engages in substantial misrepresentation of the nature of its educational program, its financial charges, or the employability of its graduates. The Program Integrity Regulations, which took effect July 1, 2011, set forth the types of activities that constitute misrepresentation and describe the adverse actions that the Department of Education may take if it finds that an institution or a third party that provides educational programs, marketing, advertising, recruiting or admissions services to the institution engaged in substantial misrepresentation. The rule specifies the types of statements that can subject the institution to liability for misrepresentation, as well as the nature and form of misleading statements. The rule provides that an institution may not describe the eligible institution’s participation in Title IV programs in a manner that suggests Department of Education approval or endorsement of the quality of its educational programs by the Department of Education.

On June 5, 2012, the U.S. Court of Appeals for the District of Columbia Circuit held that the Department of Education’s expansion of the definition of misrepresentation to include “any statement that has the likelihood or tendency to deceive or confuse” was unsupported by law, and thus vacated that portion of the regulation. In response to the court’s ruling, on September 20, 2013, the Department of Education published technical amendments to the regulation. As part of the Department’s 2016 promulgation of the Borrower Defenses to Repayment regulation, the Department changed the definition of misrepresentation for Title IV regulations to include any statement that “has the likelihood or tendency to mislead under the circumstances.” The newly expanded definition also includes “any statement that omits information in such a way as to make the statement false, erroneous, or misleading.” This regulation was published on November 1, 2016 and is scheduled to take effect on July 1, 2017. On January 30, 2017, the new Administration indicated in a notice published in the Federal Register that it intends to take action in relation to the regulation establishing a new definition of misrepresentation, but it is unclear what that action will be or when it will be taken.

Borrower Defenses

Pursuant to the Higher Education Act and following negotiated rulemaking, on November 1, 2016, the Department of Education released a final regulation specifying the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Direct Loan Program and the consequences of such borrower defenses for borrowers, institutions, and the Secretary of Education. Under the regulation, for Direct Loans disbursed after July 1, 2017, a student borrower may assert a defense to repayment if: (1) the student borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. These defenses are asserted through claims submitted to the Department of Education, and the Department has the authority to issue a final decision. In addition, the regulation permits the Department to grant relief to an individual or group of individuals, including individuals who have not applied to the Department seeking relief. If a defense is successfully raised, the Department has discretion to initiate action to collect from an institution the amount of losses incurred based on the borrower defense. The new regulation also amends the rules concerning discharge of federal student loans when a school or campus closes and prohibits pre-dispute arbitration agreements and class action waivers for borrower defense-type claims. On January 19, 2017, the Department of Education issued a final rule with request for comments, updating the hearing procedures for actions to establish liability against an institution of higher education and establishing procedures for recovery proceedings under the borrower defense regulations. On January 30, 2017, the new Administration indicated in a notice published in the Federal Register that it intends to take regulatory action in relation to this regulation, but it is unclear what that action will be or when it will be taken.

Third-Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with third-party servicers to perform activities related to Strayer University’s participation in Title IV programs. Strayer University also has a contract with Heartland Payment Systems, Inc. for processing stipends due to students. For loan default prevention, Strayer University had contracted with General Revenue Corporation through February 2015, and with i3 Group, LLC thereafter. Strayer believes that its third-party servicer contracts comply with the regulations and we have reported such contracts to the Department of Education.

Lender Relationships

As part of an institution’s program participation agreement with the Department of Education, the institution must adopt a code of conduct pertaining to student loans. Strayer University has a code of conduct that it believes complies with the provisions of the Higher Education Act in all material respects. In addition to the code of conduct requirements that apply to institutions, the Higher Education Act contains provisions that apply to lenders, prohibiting lenders from engaging in certain activities as they interact with institutions.

Restrictions on Adding Locations and Educational Programs

State requirements and accrediting agency standards can limit or slow the ability of Strayer University to establish legally authorized additional locations and programs. Most states require approval before institutions can add new programs, campuses or teaching locations. Middle States requires its accredited institutions to notify it in advance of implementing new programs or locations, which may require additional approval. At its discretion, Middle States may also conduct site visits to additional locations to ensure that accredited institutions that experience rapid growth in the number of additional locations, among other reasons, maintain educational quality. All new Strayer University campus locations require Middle States approval before students are enrolled, and the Higher Education Act requires Middle States to monitor institutions with significant enrollment growth. In addition, under Strayer University’s provisional certification, the Department of Education must approve any new campus location, level of academic offering and non-degree and degree programs.

The Higher Education Act requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional locations that are exempt from the two-year rule. These additional locations generally may qualify immediately for participation in Title IV programs, unless the location was acquired from another institution that has ceased offering educational programs at that location and has Title IV liabilities that it is not repaying in accordance with an agreement to do so, and the acquiring institution does not agree, among other matters, to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution’s accrediting agency. Any Strayer University expansion plans assume its continued ability to establish new campuses as additional locations of Strayer University under such applicable regulations and thereby to avoid incurring the two-year delay in participation in Title IV programs. The loss of state authorization or accreditation of Strayer University or an existing campus, or the failure of Strayer University or a new campus to obtain state authorization or accreditation, would render Strayer University ineligible to participate in Title IV programs, at least in that state or at that location. Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. Under its provisional Program Participation Agreement with the Department of Education, Strayer University must obtain Department of Education approval for the addition of any such location. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions.

The gainful employment regulation that became effective July 1, 2015 provides that an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the Department of Education, and thereby making the certification required by the regulation, as described under Gainful Employment. However, an institution may not update its list of eligible programs to include a failing or zone program that the institution voluntarily discontinued or became ineligible, or a gainful employment program that is substantially similar to such a program, until three years after the loss of eligibility or discontinuance.

Credit Hours

The Higher Education Act and regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV program funds an institution may disburse during a payment period. The regulations define the term “credit hour” and require accrediting agencies and/or state authorization agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department of Education could impose liabilities or other sanctions.

Other Regulations Governing Title IV Programs

The Department of Education has enacted a comprehensive set of regulations governing an institution’s participation in Title IV programs. If Strayer University were not to continue to comply with these regulations, such noncompliance might affect the operations of the University and its ability to participate in Title IV programs.

The Clery Act

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”). In addition, the Department has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure by Strayer University to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department fining Strayer University, or limiting or suspending its participating in Title IV programs, could lead to litigation, and could harm Strayer University’s reputation. We believe that Strayer University is in compliance with these requirements.

Compliance Reviews

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. The Higher Education Act and Department of Education regulations also require an institution to submit annually to the Secretary of Education a compliance audit of its administration of Title IV programs conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit guides of the Department of Education’s Office of Inspector General. In addition, to enable the Secretary of Education to make a determination of financial responsibility, an institution must submit annually to the Secretary of Education audited financial statements prepared in accordance with Department of Education regulations.

In 2014, the Department of Education conducted four campus-based program reviews of Strayer University locations in three states and the District of Columbia. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Clery Act, the Drug-Free Schools and Communities Act, and regulations related thereto. For three of the program reviews, we received correspondence from the Department closing the program reviews with no further action required by us. For the other program review, the University received a Final Program Review Determination Letter closing the review and identifying a payment of less than $500 due to the Department of Education based on an underpayment on a return to Title IV calculation. The University remitted payment, and received a letter from the Department indicating that no further action was required and that the matter was closed.

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

Change in Ownership Resulting in a Change of Control

Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. Strayer University’s accrediting agency, Middle States, requires institutions that it accredits to inform it in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to, and approval of, Middle States include changes in the legal status, ownership or form of control of the institution, such as the sale of a proprietary institution. Middle States must approve a substantive change in advance in order to include the change in the institution’s accreditation status. Middle States will undertake a site visit to an institution that has undergone a change in ownership or control no later than six months after the change.

Federal agencies also regulate changes in ownership and control. The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period prior to recertification. The Higher Education Act provides that the Department of Education may temporarily, provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within ten business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education approves the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The Higher Education Act defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly traded corporation such as Strayer Education, Inc., the

Department of Education regulations define a change of control as occurring when a person or entity acquires ownership and control of a corporation, such that the corporation is required to file a Form 8-K with the SEC publicly disclosing the change of control. The regulations also provide that a change in ownership and control of a publicly traded corporation occurs if a person or entity who is a controlling stockholder of the corporation ceases to be a controlling stockholder. A controlling stockholder is a stockholder who holds, or controls through agreement, at least 25% of the total outstanding voting stock of the corporation and more shares of voting stock than any other stockholder.

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

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University are approved for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits by the state approving agencies. In 2016, we had such approval in Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin, and Washington, D.C. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

If Strayer University underwent a change of control that required approval by any state authority, Middle States or any federal agency, and such approval were significantly delayed, limited or denied, there could be a material adverse effect on Strayer University’s ability to offer certain educational programs, award certain degrees, diplomas or certificates, operate one or more of its locations, admit certain students or participate in Title IV programs, which in turn could materially and adversely affect Strayer University’s operations. A change that required approval by a state regulatory authority, Middle States or a federal agency could also delay Strayer University’s ability to establish new campuses or educational programs and may have other adverse regulatory effects. Furthermore, the suspension from Title IV programs and the necessity of obtaining regulatory approvals in connection with a change of control could materially limit Strayer University’s flexibility in future financing or acquisition transactions.

Legislative and Regulatory Activity

Congress, from time to time, considers legislation that would make changes in the Higher Education Act and other education-related federal laws. The Department of Education and other federal agencies similarly consider new regulations and regulatory amendments. State legislatures and agencies and accreditors likewise periodically change their laws, regulations, and standards. Such activity may adversely affect enrollment in for-profit educational institutions. Although legislative and regulatory activity in recent years has had a negative impact on the for-profit post-secondary education industry as a whole, we cannot predict the impact, if any, on our long-term business model of recent, pending, or possible future legislative or regulatory changes.

Congress

Congress historically has reauthorized the Higher Education Act (“HEA”), which is the law governing Title IV programs, approximately every five to six years. In 2008, Congress reauthorized the HEA through the end of 2013. Congress has held hearings regarding the reauthorization of the HEA and continued to consider new legislation regarding the passage thereof. Despite inaction on reauthorization of the Higher Education Act, Congress extended funding for Title IV through September 30, 2017, through the Consolidated Appropriations Act, 2016. We cannot predict what the final reauthorization will or will not do, or when or how it will be enacted, or its effects on Strayer University.

Congress continues to show interest in regulation and oversight of institutions of higher education, especially proprietary institutions. For example, on March 23, 2016, Rep. Patrick Meehan (R-PA) introduced the legislation that would require institutions of higher education to disclose the percentages of tuition revenue that go to specific institutional expenses, such as marketing, and conspicuously post such information for prospective students. On January

20, 2016, Sens. Mark Warner (D-VA) and Marco Rubio (R-FL) proposed legislation to replace the current options for federal student loans with a single repayment system that would cap monthly payment amounts based on income. On September 21, 2016, Sen. Christopher Coons (D-DE) introduced the ASPIRE Act legislation which would rank all higher educational institutions on a variety of categories including academic expenditures, Pell Grant award amounts, and completion rates. Under the legislation, consistently ranking in the bottom without improvement could result in loss of need-based federal grant aid, fines, and required public disclosures as to the ranking. On December 16, 2016, Rep. Duncan Hunter (R-CA) introduced legislation that would prevent institutions that harbor or bring in illegal aliens from drawing funds under Title IV of the HEA. We cannot predict whether these or similar bills, and others affecting our business, will be reintroduced in the 115th Congress and will pass or what, if any, impact they would have on our business.

Appropriations

Congress reviews and determines appropriations for Title IV programs on an annual basis. An elimination of certain Title IV programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education. This, in turn, could lead to lower enrollments at Strayer University or require us to increase our reliance upon alternative sources of student financial aid. Given the significant percentage of our revenues that are derived indirectly from Title IV programs, the loss of or a significant reduction in Title IV program funds available to our students could have a material adverse effect on Strayer University.

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (“CFPB”) has pursued enforcement actions against certain proprietary institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In October 2016, the CFPB Student Loan Ombudsman released its annual report analyzing more than 5,500 complaints the CFPB received from private student loan borrowers between September 1, 2015 and August 31, 2016 and more than 3,900 federal student loan financing complaints the CFPB received from federal student loan borrowers between March 1, 2016 and August 31, 2016. We do not know what steps the CFPB or Congress may take in response to these actions and whether such actions, if any, will have an adverse effect on our business or results of operations.

U.S. Department of Education

Title IV regulations applicable to Strayer University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards. In addition to those regulations discussed above, on October 30, 2015, the Department of Education also published final regulations creating a new income-contingent repayment plan and implementing changes to streamline and enhance existing processes for borrowers. The regulations were effective July 1, 2016.

On February 8, 2016, the Department of Education announced the creation of a Student Aid Enforcement Unit to enable the Department to respond more quickly and efficiently to allegations of illegal actions by higher education institutions. The Enforcement Unit consists of four divisions, including an Investigations Group, a Borrower Defense Group, an Administrative Actions and Appeals Service Group, and a Clery Group. The Enforcement Unit is designed to enable the Department to support more reviews of high-risk institutions, respond to concerns raised by states’ and other federal agencies’ investigations, and respond to complaints and claims for loan forgiveness by students. While the expansion and continued successful operation of this unit will depend on new appropriations in the fiscal year 2017 budget, which has yet to be passed, former Secretary King indicated that the unit would continue to operate regardless of whether the unit receives its requested earmarked funding.

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

Executive Order on Military and Veterans Benefits Programs

In April 2012, President Obama issued an Executive Order directing the Departments of Defense and Veterans Affairs, along with other Executive Branch agencies, to implement actions to establish “Principles of Excellence” to apply to educational institutions receiving funding from federal military and veterans educational benefits programs, including benefits programs provided by the Post-9/11 GI Bill and the military tuition assistance program. The Principles of Excellence relate broadly to information regarding tuition and fees, academic quality, marketing, and state authorization requirements. The Principles of Excellence require federal agencies to create a centralized complaint system for students receiving federal military and veterans educational benefits to register complaints that relevant agencies can track and address. On January 30, 2014, the Department of Defense, Department of Veterans Affairs, Department of Education, and Federal Trade Commission (“FTC”), in collaboration with the CFPB and the U.S. Department of Justice, announced a new online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 GI Bill, Department of Defense tuition assistance programs, and other military-related education benefit programs.

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

The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the Department of Education; (2) the accrediting agencies recognized by the Secretary of Education; and (3) state education regulatory bodies. In addition, other federal agencies such as the Consumer Financial Protection Bureau and Federal Trade Commission, and various state agencies and state Attorneys General enforce consumer protection laws applicable to post-secondary educational institutions.

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

To be eligible for Title IV funding, academic programs offered by proprietary institutions of higher education must prepare students for gainful employment in a recognized occupation. On October 31, 2014, the Department of Education published the final regulations on gainful employment, generally, effective July 1, 2015. The regulations include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt in relation to earnings, and the discretionary income rate measures student debt in relation to discretionary income. A program passes if the program’s graduates:

•	Have an annual income rate that does not exceed 8%; or

•	Have a discretionary income rate that does not exceed 20%.

A program that does not pass either of the debt-to-earnings metrics, and that has an annual income rate between 8% and 12%, or a discretionary income rate between 20% and 30%, is considered to be in a warning zone. A program fails if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it failed both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive award years. The regulations provide a means by which an institution may challenge the Department of Education’s calculation of any of the debt metrics prior to loss of Title IV eligibility.

The requirements associated with the gainful employment regulations may substantially increase our administrative burdens and could affect our program offerings, student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs will be affected by factors beyond management’s control such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

Congressional examination of for-profit post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.

Since 2010, Congress has increased its focus on for-profit higher education institutions, including regarding participation in Title IV programs and oversight by the Department of Defense of tuition assistance for military service members attending for-profit colleges. The Senate HELP Committee and other congressional committees have held hearings into, among other things, the proprietary education sector and its participation in Title IV programs, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veterans and military education benefits by students enrolled at proprietary institutions. Strayer University has cooperated with these inquiries. A number of legislators have variously requested the Government Accountability Office to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources.

This activity may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions. In addition, concerns generated by congressional activity may adversely affect enrollment in and revenues of for-profit educational institutions. Limitations on the amount of federal student financial aid for which our students are eligible under Title IV could materially and adversely affect our business.

We are dependent on the renewal and maintenance of Title IV programs.

The Higher Education Act, which is the law authorizing Title IV programs, is subject to periodic reauthorization. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action by Congress that significantly reduces funding for Title IV programs or the ability of our school or students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our school and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.

We are subject to compliance reviews, which, if they resulted in a material finding of noncompliance, could affect our ability to participate in Title IV programs.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and related lawsuits by government agencies, accrediting agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs, and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. The Department of Education could limit, suspend, or terminate our participation in Title IV programs or impose other penalties such as requiring us to make refunds, pay liabilities, or pay an administrative fine upon a material finding of noncompliance.

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

On August 21, 2014, the Department of Education notified Strayer University that its Program Participation Agreement was approved on a provisional basis because of the Department of Education’s program reviews open at the time of issuance. On October 1, 2014, we received a fully executed provisional Program Participation Agreement which allows us to continue to administer Title IV aid through June 30, 2017, subject to the condition that Strayer University must obtain the Department of Education’s approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree and degree programs. Strayer University must apply to the Department of Education for recertification to participate in Title IV programs on or before March 31, 2017, and intends to do so in a timely manner.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the Department of Education, we would lose our ability to participate in Title IV programs.

The loss of Strayer University’s accreditation by Middle States or Middle States’ loss of recognition by the Department of Education would render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by Middle States other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. In November 2015, the Department of Education announced a set of executive actions and legislative proposals to increase transparency and rigor in accreditation. On January 20, 2016, the Department of Education issued additional recommendations related to accreditation. On September 22, 2016, the Department of Education rescinded its recognition of the Accreditation Council of Independent Colleges and Schools. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other adverse consequences.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

Each Strayer University campus is authorized to operate and to grant degrees, diplomas or certificates by the applicable education agency or agencies of the state where the campus is located. Such state authorization is required for students at the campus to participate in Title IV programs. The loss of state authorization would, among other things, render Strayer University ineligible to participate in Title IV programs at least at those state campus locations, limit Strayer University’s ability to operate in that state and could have a material adverse effect on our business.

Effective July 1, 2011, Department of Education regulations provide that an institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the new rules. If a state in which Strayer has a physical campus fails to comply in the future with the provisions of the new rule or fails to provide the University with legal authorization, it could limit Strayer University’s ability to operate in that state and have a material adverse effect on our operations.

On December 19, 2016, the Department of Education published final regulations addressing, among other issues, state authorization of programs offered through distance education. The final regulations, which are effective July 1, 2018, require an institution offering distance education programs to be authorized by each state in which the institution enrolls students, if such authorization is required by the state, in order to award Title IV aid to such students. An institution could obtain such authorization directly from the state or through a state authorization reciprocity agreement. If one of our institutions fails to obtain or maintain required state authorization to provide post-secondary distance education in a specific state, the institution could lose its ability to award Title IV aid to online students in that state and could lose its ability to provide distance education in that state.

Strayer University participates in the State Authorization Reciprocity Agreement (SARA), which allows the University to enroll students in distance education programs in each SARA member state. Strayer University applies separately to non-SARA member states for authorization to enroll students, if such authorization is required by the state. If Strayer University failed to comply with the requirements to participate in SARA or state licensing or authorization requirements to provide distance education in a non-SARA state, the University could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education in that non-SARA state, respectively.

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

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On October 1, 2014, Strayer University received an executed provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement was issued on a provisional basis because of the Department of Education’s program reviews open at the time of issuance. Under the provisional agreement, the only material additional condition that the University must comply with is obtaining Department of Education approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree and degree programs. Strayer University must apply to the Department of Education for recertification to participate in Title IV programs on or before March 31, 2017, and intends to do so in a timely manner

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

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

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the second federal fiscal year following that fiscal year. Institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time borrowers. While its cohort default rate for 2011 was 14.9%, Strayer University voluntarily delays disbursement of Direct Loans in this manner. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%.

If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s three-year cohort default rates for federal fiscal years 2011, 2012 and 2013, were 14.9%, 11.6%, and 11.3%, respectively. The average official cohort default rates for proprietary institutions nationally were 19.1%,15.8%, and 15.0% for federal fiscal years 2011, 2012, and 2013, respectively.

Strayer University could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of our revenues derived from those programs were too high.

A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, we derived approximately 74% of our cash-basis revenues from these programs in 2015. Certain members of Congress have proposed to revise the 90/10 Rule to count tuition assistance provided by the Department of Defense and veterans education benefits, along with Title IV revenue, toward the 90% limit and to reduce the limit to 85% of total revenue. Such proposals could make it difficult for us to comply with the 90/10 rule. If we were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business.

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

The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s Program Integrity Regulations, which took effect July 1, 2011, interpret this provision to prohibit any statement on those topics, made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution, that has the likelihood or tendency to confuse. The U.S. Court of Appeals for the District of Columbia held on June 5, 2012, that the term “substantial misrepresentation” could not include true, nondeceitful statements that are merely confusing. The misrepresentation rules are scheduled to expand on July 1, 2017 to include “any statement that has the likelihood or tendency to mislead under the circumstances.” The definition would also expand to include “any statement that omits information in such a way as to make the statement false, erroneous, or misleading.” On January 30, 2017, the new Administration indicated in a notice published in the Federal Register that it intends to take action in relation to the regulation establishing a new definition of misrepresentation, but it is unclear what that action will be or when it will be taken.

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

Effective July 1, 2011, Title IV regulations define the term “credit hour” and require accrediting agencies and state authorization agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department of Education could impose liabilities or other sanctions, which could have a material adverse effect on our business.

Our failure to comply with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act or Title IX of the Education Amendments of 1972 could result in sanctions and other liability.

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (“Clery Act”) including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013. On October 20, 2014, the Department of Education promulgated final regulations implementing amendments to the Clery Act. In addition, the Department of Education has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department of Education to require corrective action, fine the University or limit or suspend its participation in Title IV programs, could lead to litigation, and could harm the University’s reputation.

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

The Higher Education Act regulates relationships between lenders to students and post-secondary education institutions. In 2009, the Department of Education promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. In addition, new procedures introduced and recommendations made by the Consumer Financial Protection Bureau create uncertainty about whether Congress will impose new burdens on private student lenders. These developments, as well as legislative and regulatory changes such as those relating to gainful employment and repayment rates, creating uncertainty in the industry and general credit market conditions, may cause some lenders to decide not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could reduce demand for and/or availability of private education loans, decrease Strayer University’s non-Title IV revenue and thereby increase Strayer University’s 90/10 ratio and have a material adverse effect on our business.

We rely on one or more third parties for software and services necessary to administer our participation in Title IV programs and failure of such a third party to provide compliant software and services, or by us in our use of the software, could cause us to lose our eligibility to participate in Title IV programs.

Because Strayer University is jointly and severally liable to the Department of Education for the actions of third-party Title IV processing software providers, failure of such providers to comply with applicable regulations could have a material adverse effect on Strayer University, including loss of eligibility to participate in Title IV programs. If any of the third-party providers discontinue providing software and services to us, we may not be able to replace them in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with the requirements of Title IV programs, which could adversely affect our enrollment, revenues and results of operations.

Our business could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.

We collected the majority of our fiscal year 2016 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on our part or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations and cash flows could be adversely and materially affected.

Our business could be harmed if Congress makes changes to the availability of Title IV funds.

We collected the majority of our fiscal year 2016 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year. In April 2011, Congress eliminated year-round Pell Grant awards beginning with the 2011-2012 award year and in July 2012, Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date, these changes have not had a material impact on our business, but future changes in the availability of Title IV funds could impact students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations and cash flows.

Risks Related to Our Business

Our enrollment rate is uncertain, and we may not be able to assess our future enrollments effectively.

Our growth depends on a number of factors, including increased unemployment and the resulting lower confidence in job prospects, and many of the regulatory risks discussed above. In 2011, we revised our business model to acknowledge lower growth or reductions in enrollments. Our enrollment in 2017 will be affected by legislative uncertainty, regulatory activity, and market conditions. Until legislative, regulatory, and market uncertainties are resolved, it may be difficult to assess whether and to what extent there is an impact on our long-term growth prospects. In 2013, 2014, 2015, and 2016, we closed physical locations to better align our resources with our current student enrollments. Although we may continue to invest in new campuses and to pursue our strategic goals in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take if regulatory and legislative matters are not clarified or if market conditions do not stabilize.

Adding new locations, programs and services is dependent on our forecast of the demand for those locations, programs and services and on regulatory approvals.

Adding new locations, programs and services require us to expend significant resources, including making human capital and financial capital investments, incurring marketing expenses and reallocating other resources. To open a new location, we are required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. We cannot assure investors that we will open new locations or add new programs or services in the future.

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

In the last seven years, Congress increased its focus on proprietary educational institutions, including administration of Title IV programs, military assistance programs, and other federal programs. The Department of Education indicated to Congress that it intended to increase its regulation of and attention to proprietary educational institutions, and the Government Accountability Office released several reports of investigations into proprietary educational institutions. In 2014, the Department of Education announced the creation of an interagency task force to oversee proprietary educational institutions by coordinating the activities of several agencies and promote information sharing among the agencies, which include the Department of Justice, VA, the CFPB, the FTC, and the SEC as well as state attorneys general. These and other governmental activities, including new regulations on program integrity and gainful employment, even if resulting in no adverse findings or actions against Strayer University, singly or cumulatively could affect public perception of proprietary higher education, damage the reputation of Strayer University, and limit our ability to attract and retain students.

We face strong competition in the post-secondary education market.

Post-secondary education in the United States is highly competitive. We compete with traditional public and private two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of Strayer University at a lower tuition level as a result of government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary institutions. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we do. Congress, the Department of Education, and other agencies have required increasing disclosure of information to consumers. While we believe that Strayer University provides valuable education to its students, we cannot predict the bases on which individual students and potential students will choose among the range of educational and other options available to them. This strong competition could adversely affect our business.

Strayer relies on exclusive proprietary rights and intellectual property, and competitors may attempt to duplicate our programs and methods.

Third parties may attempt to develop competing programs or duplicate or copy aspects of our curriculum, online library, quality management and other proprietary content. Any such attempt, if successful, could adversely affect our business. In the ordinary course of business, we develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, patent, trade secret or other protections. Such intellectual property includes, but is not limited to, courseware materials for classes taught online and on-ground, and business know-how and internal processes and procedures developed to respond to the requirements of its various education regulatory agencies.

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

A change in ownership resulting in a change of control of Strayer University would trigger a requirement for recertification of Strayer University by the Department of Education for purposes of participation in federal student financial aid programs, a review of Strayer University’s accreditation by Middle States and reauthorization of Strayer University by certain state licensing and other regulatory agencies. If we underwent a change of control that required approval by any state authority, Middle States or any federal agency, and any required regulatory approval were significantly delayed, limited or denied, there could be a material adverse effect on our ability to offer certain educational programs, award certain degrees, diplomas or certificates, operate one or more of our locations, admit certain students or participate in Title IV programs, which in turn could have a material adverse effect on our business. These factors may discourage takeover attempts.

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

Possession and use of personal information in our operations subject us to risks and costs that could harm our business. We collect, use, and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain vendors. Although we use security and business controls to limit access to and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state authorities and private litigants, any of which could have a material adverse effect on our business.

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

Item 2.       Properties

Except for five campus facilities which we own, our campus and administrative facilities are leased. Our facilities are located predominantly in the Eastern United States. The Company’s corporate headquarters is located at 2303 Dulles Station Blvd., Herndon, VA 20171, while the headquarters and main campus of Strayer University is located at 1133 15th Street NW, Washington, DC 20005. Our leases generally range from five to 10 years with one to two renewal options for extended terms. As of December 31, 2016, we leased 85 campus and administrative facilities consisting of approximately 1.6 million square feet. The facilities that we own consist of approximately 110,000 square feet. NYCDA is party to certain real estate leases for small amounts of space, including in Manhattan, NY for approximately 5,500 square feet for its corporate offices and classroom space.

As announced in October 2013, we closed 20 physical locations predominantly in the Midwest. We have subleased or terminated arrangements on most of this space, and to date approximately 47,000 square feet remains vacant, with remaining lease obligations ranging from six months to six years. We continuously evaluate various options to address unused facility space including sublets, both short-term and long-term, and lease buyouts.

We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. We do not anticipate any significant addition of campus or administrative space in 2017.

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

	High	Low	Close
2015
First Quarter	$74.69	$53.26	$53.41
Second Quarter	$55.97	$42.20	$43.10
Third Quarter	$57.91	$41.50	$54.97
Fourth Quarter	$63.85	$49.12	$60.12
2016
First Quarter	$59.99	$42.39	$48.75
Second Quarter	$50.69	$44.02	$49.13
Third Quarter	$51.74	$43.50	$46.68
Fourth Quarter	$83.92	$44.63	$80.63

As of February 1, 2017, there were 11,093,489 shares of common stock outstanding, and approximately 90 holders of record.

We did not pay a regular quarterly dividend in 2015 or 2016. On February 14, 2017, our Board of Directors approved an annual cash dividend of $1.00 per common share. This annual dividend will result in a quarterly dividend payment of $0.25 per common share. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.

Peer Group Performance Graph

The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2011 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of American Public Education, Inc. (APEI), Apollo Education Group, Inc. (APOL), Bridgepoint Education, Inc. (BPI), Capella Education Company (CPLA), Career Education Corporation (CECO), DeVry Education Group Inc. (DV), Grand Canyon Education, Inc. (LOPE), K12 Inc. (LRN), Lincoln Educational Services Corporation (LINC) and Universal Technical Institute, Inc. (UTI). At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*

Among Strayer Education, Inc.

The NASDAQ Stock Market (U.S.) Index and a Peer Group

Name	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Strayer Education, Inc.	100	58	35	76	62	83
NASDAQ Stock Market (U.S.)	100	116	160	182	192	207
Peer Group	100	76	114	109	69	108

*The comparison assumes $100 was invested on December 31, 2011 in our common stock, the NASDAQ Stock Market (U.S.) Index and the peer companies selected by us.

There were no sales by us of unregistered securities during the year ended December 31, 2016.

Stock Repurchase Program

In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2016, $70.0 million of our share repurchase authorization was remaining for repurchases through the end of 2017. All of our share repurchases have been effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended or terminated at any time by us without notice.

A summary of our share repurchases since the inception of the plan is as follows:

	Total	Average dollar
	number of	price	Cost of share
	shares	paid per	repurchases
	repurchased	share	(millions)
2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1
2010	687,340	168.06	115.5
2011	1,581,444	128.15	202.7
2012	484,841	51.56	25.0
2013	495,085	50.49	25.0
2014	—	—	—
2015	—	—	—
2016	—	—	—
Total	5,702,454	$124.24	$708.5

We did not make any share repurchases in 2015 or 2016.

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

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(Dollar and share amounts in thousands, except per share data)
Income Statement Data:
Revenues	$561,979	$503,600	$446,041	$434,437	$441,088
Costs and expenses:
Instruction and educational support	300,098	310,446	236,303	234,097	241,026
Marketing	71,864	75,426	66,495	70,084	79,025
Admissions advisory	26,374	20,390	16,661	16,304	17,832
General and administration	50,056	64,637	44,835	44,254	45,733
Total costs and expenses	448,392	470,899	364,294	364,739	383,616
Income from operations	113,587	32,701	81,747	69,698	57,472
Investment and other income	4	2	117	283	462
Interest expense	4,616	5,419	5,248	3,850	642
Income before income taxes	108,975	27,284	76,616	66,131	57,292
Provision for income taxes	43,045	10,859	30,260	26,108	22,490
Net income	$65,930	$16,425	$46,356	$40,023	$34,802
Net income per share:
Basic	$5.79	$1.55	$4.39	$3.78	$3.28
Diluted	$5.76	$1.55	$4.35	$3.73	$3.21
Weighted average shares outstanding:
Basic	11,390	10,584	10,561	10,588	10,610
Diluted(a)	11,440	10,624	10,650	10,740	10,845
Other Data:
Depreciation and amortization	$23,973	$35,563	$20,630	$18,104	$17,817
Stock-based compensation expense	$5,464	$9,291	$9,453	$10,213	$10,767
Capital expenditures	$24,733	$8,726	$6,902	$12,692	$13,161
Cash dividends per common share (paid)	$4.00	$—	$—	$—	$—
Average enrollment(b)	49,323	43,969	40,254	40,450	41,556
Strayer University Campuses(c)	97	100	79	76	74
Full-time employees(d)	2,019	1,485	1,455	1,401	1,542

	At December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$47,517	$94,760	$162,283	$106,889	$129,245
Working capital(e)	46,631	82,182	140,316	74,761	100,704
Total assets	227,792	254,266	307,815	248,434	298,696
Long-term debt	121,875	118,750	112,500	—	—
Other long-term liabilities	21,905	51,456	46,248	47,987	50,483
Total liabilities	186,804	215,364	215,083	105,578	110,322
Total stockholders’ equity	40,988	38,902	92,732	142,856	188,374

(a)

Diluted weighted average shares outstanding include common shares issued and outstanding, and the dilutive impact of restricted stock, restricted stock units, and outstanding stock options using the Treasury Stock Method.

(b)	Reflects average student enrollment for the four academic terms for each year indicated.

(c)

Reflects number of Strayer University campuses offering classes during the fourth quarter of each year indicated. In October 2013, we announced that 20 physical locations would be closed after classes were taught in the fall academic term.

(d)	Reflects full-time employees, including full-time faculty, as of December 31 of each year.

(e)	Working capital is calculated by subtracting current liabilities from current assets.

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

	Year Ended December 31,
	2014	2015	2016
Average enrollment	40,254	40,450	41,556
% Change from prior year	(8%)	<1%	3%
Full-time tuition for a new student (per course)	$1,420	$1,420	$1,420
% Change from prior year	(16%)	—	—
Revenues (in thousands)	$446,041	$434,437	$441,088
% Change from prior year	(11%)	(3%)	2%
Income from operations (in thousands)	$81,747	$69,698	$57,472
% Change from prior year	(150%)	(15%)	(18%)
Net income (in thousands)	$46,356	$40,023	$34,802
% Change from prior year	182%	(14%)	(13%)
Diluted net income per share	$4.35	$3.73	$3.21
% Change from prior year	181%	(14%)	(14%)

Strayer University derives approximately 95% of its revenue from tuition for educational programs, whether delivered in person at a physical campus or delivered online. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students at the University and at NYCDA make payment arrangements for the tuition for each course at the time of enrollment. Tuition revenue is recognized ratably over the course of instruction. If a student withdraws from a course prior to completion, a portion of the tuition is refunded, depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts and scholarships. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned.

Tuition receivable and deferred revenue for our students are recorded upon the start of the course, which for the University is the start of the academic term. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable represents amounts due from students for educational services already provided and deferred revenue represents advance payments for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than one year past due is charged against the allowance. Accounts less than one year past due are reserved according to the length of time the balance has been outstanding. In establishing reserve amounts, we also consider the status of students as to whether or not they are currently enrolled for the next term, as well as the likelihood of recovering balances that have previously been written off, based on historical experience. Bad debt expense as a percentage of revenues for the years ended December 31, 2014, 2015, and 2016, was 3.8%, 3.0% and 3.7%, respectively.

Below is a description of the nature of the costs included in our operating expense categories:

•

Instruction and educational support expenses generally contain items of expense directly attributable to educational activities. This expense category includes salaries and benefits of faculty and academic administrators, as well as administrative personnel who support and serve student interests. Instruction and educational support expenses also include costs of educational supplies and facilities, including rent for campus facilities, certain costs of establishing and maintaining computer laboratories and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instruction and educational support expenses.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for doubtful accounts; valuation of contingent consideration; income tax provisions; the useful lives of property and equipment; redemption rates for scholarship programs; fair value of future contractual operating lease obligations for facilities that have been closed; valuation of deferred tax assets, goodwill, and intangible assets; forfeiture rates and achievability of performance targets for stock-based compensation plans; and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly reviews its estimates and judgments for reasonableness and may modify them in the future. Actual results may differ from these estimates under different assumptions or conditions.

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

Approximately 95% of our revenues during the year ended December 31, 2016 consisted of tuition revenue. Tuition revenue is recognized ratably over the course of instruction as the University provides academic services in a given term, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. At the start of each academic term or session, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of the term or session is recorded as deferred revenue.

Students of Strayer University finance their education in a variety of ways, and historically about three quarters of our students participated in one or more financial aid programs provided through Title IV of the Higher Education Act. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Those students who are veterans or active duty military personnel have access to various additional government-funded educational benefit programs.

A typical class is offered in weekly increments and is followed by an exam. Students who withdraw from a course may be eligible for a refund of tuition charges based on the timing of the withdrawal. We use the student’s last date of attendance for this purpose. Student attendance is based on physical presence in class for on-ground classes. For online classes, attendance consists of logging into one’s course shell and performing an academically related activity (e.g., engaging in a discussion post or taking a quiz).

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

For students who receive funding under Title IV, funds are subject to return provisions as defined by the Department of Education. The University is responsible for returning Title IV funds to the Department of Education and then may seek payment from the student of prorated tuition or other amounts charged to him or her. Loss of financial aid eligibility during an academic term is rare and would normally coincide with the student’s withdrawal from the institution. As discussed above, we cease revenue recognition upon a student’s withdrawal from all of his or her classes in an academic term.

New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. Revenue and the value of the benefit earned by students participating in the Graduation Fund is recognized based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree. Estimated redemption rates of eligible students vary based on their term of enrollment. As of December 31, 2016, we had deferred $29.5 million for estimated redemptions earned under the Graduation Fund. Each quarter we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is significantly influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2015 and 2016, our bad debt expense was 3.0% and 3.7% of revenue, respectively. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of December 31, 2016 would have changed our income from operations by approximately $0.3 million.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If our estimates change or if we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. In 2015 and 2016, we reduced our liability for leases by approximately $0.4 million and $1.9 million, respectively.

Other estimates — We record estimates for contingent consideration, certain of our accrued expenses, and income tax liabilities. We estimate the useful lives of our property and equipment. We assess goodwill and intangible assets for impairment. We periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.

Results of Operations

In 2016, our revenues increased 2% to $441.1 million compared to 2015, principally due to a 3% increase in average enrollment offset by a 1% decline in average revenue per student. Income from operations was $57.5 million in 2016, and includes approximately $3.2 million in noncash adjustments related to the Company’s restructuring implemented in the fourth quarter of 2013, and the acquisition of NYCDA. Income from operations in 2015 was $69.7 million, which includes $0.4 million in noncash adjustments related to the Company’s restructuring implemented in the fourth quarter of 2013. Net income in 2016 was $34.8 million, including approximately $2.5 million in after-tax benefits from the noncash adjustments, compared to $40.0 million for the same period in 2015, which reflected approximately $0.3 million in noncash charges. Diluted earnings per share was $3.21 compared to $3.73 for the same period in 2015. Diluted earnings per share for 2016 includes $0.23 per share in after-tax earnings related to the noncash adjustments and diluted earnings per share for 2015 reflects approximately $0.03 per share in the noncash adjustments.

Key enrollment trends by quarter for our total population of students were as follows:

			% Change in
			total	% Change in
Academic Term	2015	2016	students	new students
Winter	40,728	40,872	<1%	-5%
Spring	40,875	41,029	<1%	-7%
Summer	37,221	38,813	4%	6%
Fall	42,975	45,509	6%	13%
Average	40,450	41,556	3%	3%

Since 2013, we have introduced a number of initiatives in response to the variability in our enrollment. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced Strayer University undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. We also introduced the Graduation Fund in mid-2013, whereby qualifying students can receive one free course for every three courses successfully completed. The free courses are redeemable in the student’s final academic year. In 2015, we launched Strayer@Work, which works with Fortune 1000 companies to structure customized education and training programs for their employees, often with significant discounts to our published tuition rates. These initiatives had a negative impact on Strayer University revenue per student, which declined 1% in 2016, and is expected to decrease slightly in 2017, by approximately 1%.

As a result of these and other initiatives, average total enrollment grew approximately 3% in 2016. Should the 2016 full-year enrollment growth continue in 2017, we would expect revenue for the full year 2017 to increase at a rate slightly less than enrollment growth and operating expenses in 2017 to increase slightly.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2014	2015	2016
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	53.0	53.9	54.6
Marketing	14.9	16.1	17.9
Admissions advisory	3.7	3.8	4.1
General and administration	10.1	10.2	10.4
Total costs and expenses	81.7	84.0	87.0
Income from operations	18.3	16.0	13.0
Investment income	—	0.1	0.1
Interest expense	1.1	0.9	0.1
Income before income taxes	17.2	15.2	13.0
Provision for income taxes	6.8	6.0	5.1
Net income	10.4%	9.2%	7.9%
Effective tax rate	39.5%	39.5%	39.3%

Year Ended December 31, 2016 Compared To Year Ended December 31, 2015

Enrollment. Average total enrollment increased to 41,556 students for the year ended December 31, 2016 from 40,450 students for the same period in 2015.

Revenues. Revenues increased 2% to $441.1 million in 2016 from $434.4 million in 2015, principally due to the increase in enrollment offset by a decline in revenue per student of 1%. The decline in revenue per student is largely attributable to a new pricing structure which was implemented for the first quarter of 2014 which reduced tuition for new undergraduate students by approximately 20%, and gave eligible students access to the Graduation Fund. Revenues for undergraduate students increased 4% in 2016, driven by an increase in enrollment of 7% and a 2% decline in revenue per student, resulting primarily from the new pricing structure for new undergraduate students. For graduate students, revenues decreased 4% in 2016, driven by a 6% decline in enrollment, offset by a 2% increase in revenue per student. The increase in graduate revenue per student was due primarily to a tuition increase that commenced for the winter term 2016, and increased classes per student compared to 2015.

Instruction and educational support expenses. Instruction and educational support expenses increased $6.9 million, or 3%, to $241.0 million in 2016 from $234.1 million in 2015. We recorded $3.2 million and $0.4 million in adjustments in 2016 and 2015, respectively, resulting from the NYCDA acquisition and changes in the timing and expected income from settlements and executed sublease agreements signed during the period. We may record additional adjustments in the future. Instruction and educational support expenses as a percentage of revenues increased to 54.6% for 2016 from 53.9% in 2015.

Marketing expenses. Marketing expenses increased $8.9 million, or 13%, to $79.0 million in 2016 from $70.1 million in 2015. Marketing expenses as a percentage of revenues increased to 17.9% in 2016 from 16.1% in 2015.

Admissions advisory expenses. Admissions advisory expenses increased by $1.5 million, or 9%, to $17.8 million in 2016 from $16.3 million in 2015, primarily as a result of higher personnel costs. Admissions advisory expenses as a percentage of revenues increased to 4.1% for 2016 from 3.8% in 2015.

General and administration expenses. General and administration expenses increased $1.4 million, or 3%, to $45.7 million in 2016 from $44.3 million in 2015. General and administration expenses as a percentage of revenues increased to 10.4% for 2016 from 10.2% in 2015.

Income from operations. Income from operations decreased $12.2 million, or 18%, to $57.5 million in 2016 from $69.7 million in 2015.

Interest expense. Interest expense decreased to $0.6 million in 2016 from $3.9 million in 2015 following the repayment in July 2015 of all our outstanding debt in connection with our amended credit facility. We have $150.0 million available under our revolving credit facility and no balance outstanding as of December 31, 2016.

Provision for income taxes. Income tax expense decreased $3.6 million, or 14%, to $22.5 million in 2016 from $26.1 million in 2015, primarily due to the decrease in income before income taxes attributable to the factors discussed above. Our effective tax rate was 39.3% for 2016 and 39.5% for 2015. We expect our tax rate for 2017 to be approximately 39.5%, exclusive of one-time tax adjustments associated with the vesting of equity awards.

Net income. Net income decreased $5.2 million to $34.8 million in 2016 from $40.0 million in 2015 due to the factors discussed above.

Year Ended December 31, 2015 Compared To Year Ended December 31, 2014

Enrollment. Average total enrollment increased to 40,450 students for the year ended December 31, 2015 from 40,254 students for the same period in 2014.

Revenues. Revenues decreased 3% to $434.4 million in 2015 from $446.0 million in 2014, principally due to a decline in revenue per student of 3%. The decline in revenue per student is largely attributable to a new pricing structure which was implemented for the first quarter of 2014 which reduced tuition for new undergraduate students by approximately 20%, and gave eligible students access to our Graduation Fund. Revenues for undergraduate students were generally unchanged in 2015, driven by an increase in enrollment of 6% and a decline of 6% in revenue per student, resulting mostly from the new pricing structure for new undergraduate students. For graduate students, revenues decreased 7% in 2015, driven by an increase in revenue per student of 3%, offset by a decline in enrollment of 10%. The increase in graduate revenue per student was due primarily to increased tuition and classes per student compared to 2014.

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

Interest expense. Interest expense decreased to $3.9 million in 2015 from $5.2 million in 2014 following the repayment in July 2015 of all our outstanding debt in connection with our amended credit facility. We had $150.0 million available under our revolving credit facility and no balance outstanding as of December 31, 2015.

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

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment is generally lowest in the third quarter, or summer term. The following table sets forth our total enrollment by term for 2014, 2015 and 2016:

Enrollment by Term

Term	2014	2015	2016
Winter	41,098	40,728	40,872
Spring	41,327	40,875	41,029
Summer	36,403	37,221	38,813
Fall	42,189	42,975	45,509
Average	40,254	40,450	41,556

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2014, 2015 and 2016:

Quarterly Revenues
(dollars in thousands)

	2014		2015		2016
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$116,468	26%	$111,885	26%	$111,166	25%
June 30	112,747	25	109,750	25	108,487	25
September 30	100,756	23	99,142	23	102,156	23
December 31	116,070	26	113,660	26	119,279	27
Total for year	$446,041	100%	$434,437	100%	$441,088	100%

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and excluding one-time items, do not vary significantly on a quarterly basis.

Liquidity and Capital Resources

At December 31, 2016, we had cash and cash equivalents of $129.2 million compared to $106.9 million at December 31, 2015. At December 31, 2016, most of our cash was invested in bank overnight deposits.

On July 2, 2015, we used approximately $116 million of our existing cash and cash equivalents to prepay our term loan and terminate an interest rate swap as part of an amendment to our credit and term loan agreement. We also paid approximately $0.9 million in transaction fees in connection with the amendment. The amended credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The amended credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility as of December 31, 2016.

Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. During the years ended December 31, 2015 and 2016, we paid cash interest of $2.4 million and $0.3 million, respectively.

The amended credit agreement is guaranteed by our subsidiaries and is secured by substantially all of the personal property and assets of the Company and the guarantors. The amended credit agreement contains customary covenants, representations, warranties, events of default and remedies upon default. In addition, we must satisfy certain financial maintenance covenants, including a total leverage ratio, a coverage ratio and a U.S. Department of Education financial responsibility composite score. We were in compliance with all applicable covenants related to the amended credit agreement as of December 31, 2016.

Our net cash from operating activities decreased in 2016 to $44.5 million, as compared to $77.5 million for the same period in 2015. The decrease in net cash from operating activities was largely the result of the change in income from operations from $69.7 million in 2015 to $57.5 million in 2016, an increase of $3.1 million in the amount of cash paid for income taxes, and other net reductions in working capital in 2016, including $4.6 million in payments related to compensation arrangements entered into with the sellers of NYCDA (see below). Capital expenditures were $13.2 million for the year ended December 31, 2016, compared to $12.7 million for the same period in 2015. Capital expenditures for the year ending December 31, 2017 are expected to be in the range of 3-3.5% of revenue.

For the year ended December 31, 2016, we did not repurchase any shares of common stock and, at December 31, 2016, had $70 million in repurchase authorization to use through December 31, 2017. We did not pay a regular quarterly dividend in either 2015 or 2016, but declared a regular cash dividend of $0.25 per share per quarter to our common shareholders starting in the first quarter of 2017.

In 2016, bad debt expense as a percentage of revenue was 3.7% compared to 3.0% for 2015.

In January 2016, we completed the acquisition of NYCDA, which provides non-degree courses in web and application software development, primarily at its campus in New York City. We paid $7.0 million up front and another $6.5 million in 2016 once the sellers achieved two regulatory approval requirements. We may pay up to an additional $11.5 million to the sellers based on the achievement of certain performance objectives, including NYCDA’s future revenue and operating results at the end of five years. The acquisition was funded through our existing cash and cash equivalents.

We have available $150 million under our revolving credit facility. We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts. Excess cash is invested in money market funds, which is included in cash and cash equivalents at December 31, 2014, 2015 and 2016. We earned interest income of $0.1 million, $0.3 million and $0.5 million in each of the years ended December 31, 2014, 2015 and 2016, respectively.

Contractual Obligations

The table below sets forth our contractual commitments associated with operating leases, excluding subleases as of December 31, 2016:

	Payments Due By Period
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years
Operating leases	$135,547	$33,665	$54,115	$33,740	$14,027

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2016, we do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2016, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On July 2, 2015, we used approximately $116 million of our existing cash and cash equivalents to prepay our term loan and terminate an interest rate swap as part of an amendment to our credit and term loan agreement. The amended credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The amended credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility after prepayment of the term loan facility, and as of December 31, 2016. Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $1.5 million in interest expense per year assuming the entire $150 million revolving credit facility were utilized.

Item 8.       Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Strayer Education, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Strayer Education, Inc. and its subsidiaries (the “Company”) at December 31, 2015 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A.  Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, in 2016, the Company changed the manner in which it accounts for deferred tax assets and liabilities.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 17, 2017

STRAYER EDUCATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$106,889	$129,245
Tuition receivable, net	18,519	20,532
Other current assets	6,944	10,766
Total current assets	132,352	160,543
Property and equipment, net	77,139	73,124
Deferred income taxes	26,449	31,096
Goodwill	6,800	20,744
Other assets	5,694	13,189
Total assets	$248,434	$298,696

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$42,253	$41,132
Income taxes payable	2,684	1,883
Deferred revenue	12,373	16,691
Other current liabilities	281	133
Total current liabilities	57,591	59,839
Other long-term liabilities	47,987	50,483
Total liabilities	105,578	110,322

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,027,177 and 11,093,489 shares issued and outstanding at December 31, 2015 and 2016, respectively	110	111
Additional paid-in capital	24,738	35,453
Retained earnings	118,008	152,810
Total stockholders’ equity	142,856	188,374
Total liabilities and stockholders’ equity	$248,434	$298,696

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2014	2015	2016
Revenues	$446,041	$434,437	$441,088
Costs and expenses:
Instruction and educational support	236,303	234,097	241,026
Marketing	66,495	70,084	79,025
Admissions advisory	16,661	16,304	17,832
General and administration	44,835	44,254	45,733
Total costs and expenses	364,294	364,739	383,616
Income from operations	81,747	69,698	57,472
Investment income	117	283	462
Interest expense	5,248	3,850	642
Income before income taxes	76,616	66,131	57,292
Provision for income taxes	30,260	26,108	22,490
Net income	$46,356	$40,023	$34,802
Earnings per share:
Basic	$4.39	$3.78	$3.28
Diluted	$4.35	$3.73	$3.21
Weighted average shares outstanding:
Basic	10,561	10,588	10,610
Diluted	10,650	10,740	10,845

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended
	December 31,
	2014	2015	2016
Net income	$46,356	$40,023	$34,802
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	60	(88)	—
Comprehensive income	$46,416	$39,935	$34,802

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2013	10,797,464	$108	$7,137	$31,629	$28	$38,902
Tax shortfall associated with stock-based compensation arrangements	—	—	(2,039)	—	—	(2,039)
Restricted stock grants, net of forfeitures	105,877	1	(1)	—	—	—
Stock-based compensation	—	—	9,453	—	—	9,453
Change in fair value of derivative instrument, net of income tax	—	—	—	—	60	60
Net income	—	—	—	46,356	—	46,356
Balance at December 31, 2014	10,903,341	109	14,550	77,985	88	92,732
Tax shortfall associated with stock-based compensation arrangements	—	—	(24)	—	—	(24)
Restricted stock grants, net of forfeitures	123,836	1	(1)	—	—	—
Stock-based compensation	—	—	10,213	—	—	10,213
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(88)	(88)
Net income	—	—	—	40,023	—	40,023
Balance at December 31, 2015	11,027,177	110	24,738	118,008	—	142,856
Tax shortfall associated with stock-based compensation arrangements	—	—	(51)	—	—	(51)
Restricted stock grants, net of forfeitures	66,312	1	(1)	—	—	—
Stock-based compensation	—	—	10,767	—	—	10,767
Net income	—	—	—	34,802	—	34,802
Balance at December 31, 2016	11,093,489	$111	$35,453	$152,810	$—	$188,374

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2014	2015	2016
Cash flows from operating activities:
Net income	$46,356	$40,023	$34,802
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(280)	(280)	(281)
Amortization of deferred rent	(1,092)	(345)	(1,441)
Amortization of deferred financing costs	780	1,229	262
Depreciation and amortization	20,630	18,104	17,817
Deferred income taxes	(1,036)	(4,006)	(8,697)
Stock-based compensation	9,453	10,213	10,767
Changes in assets and liabilities:
Tuition receivable, net	685	(1,991)	(1,453)
Other current assets	(2,862)	4,005	(3,949)
Other assets	219	22	(1,865)
Accounts payable and accrued expenses	6,550	(752)	(262)
Income taxes payable and income taxes receivable	737	1,835	(408)
Deferred revenue	11,783	12,465	7,018
Other long-term liabilities	(13,946)	(2,974)	(7,800)
Net cash provided by operating activities	77,977	77,548	44,510

Cash flows from investing activities:
Purchases of property and equipment	(6,902)	(12,692)	(13,161)
Cash used in acquisition, net of cash acquired	—	—	(7,635)
Net cash used in investing activities	(6,902)	(12,692)	(20,796)

Cash flows from financing activities:
Payments on term loan	(3,125)	(118,750)	—
Payments of contingent consideration	(427)	(650)	(1,358)
Payment of deferred financing costs	—	(850)	—
Net cash used in financing activities	(3,552)	(120,250)	(1,358)
Net increase in cash and cash equivalents	67,523	(55,394)	22,356
Cash and cash equivalents — beginning of period	94,760	162,283	106,889
Cash and cash equivalents — end of period	$162,283	$106,889	$129,245
Noncash transactions:
Purchases of property and equipment included in accounts payable	$412	$365	$349

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly-owned subsidiaries, Strayer University (the “University”) and New York Code and Design Academy (“NYCDA”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through physical campuses, predominantly located in the Eastern United States, and online. NYCDA is a New York City-based provider of non-degree web and mobile app development courses. NYCDA courses are delivered on-ground to students seeking to further their career in software application development. The Company has only one reporting segment.

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

Revenue Recognition

The Company’s educational programs typically are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. Approximately 95% of the Company’s revenues during the year ended December 31, 2016 consisted of tuition revenue, which is recognized ratably over the course of instruction as academic services are provided. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. This collectibility assessment considers available sources of funds for the student including Federal Financial Student Aid programs. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

At the start of each academic term or program, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as deferred revenue. Some students may be eligible for scholarship awards, the estimated value of which will be realized in the future and is deducted from revenue when earned, based on historical student attendance and completion behavior. Deferred revenue is recorded as a current or long-term liability in the consolidated balance sheets based on when the benefit is expected to be realized. Revenues also include textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, all of which are recognized when earned.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue from students participating in the Graduation Fund is recorded in accordance with the Revenue Recognition Topic, ASC 605-50. The Company defers the value of benefits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next twelve months is $14.5 million and is included in deferred revenue as a current liability in the consolidated balance sheets.

The table below presents activity in the Graduation Fund for the years ended December 31, 2015 and 2016 (in thousands):

	December 31,	December 31,
	2015	2016
Balance at beginning of period	$9,706	$20,937
Revenue deferred	16,219	20,766
Benefit redeemed	(4,988)	(12,204)
Balance at end of period	$20,937	$29,499

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

Concentration of Credit Risk

Most cash and cash equivalent balances are in excess of the FDIC insurance limit. The Company has not experienced any losses on its cash and cash equivalents.

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. At December 31, 2016, the Company had approximately $13,000 of these unpaid obligations, which are recorded as restricted cash and included in other current assets in the consolidated balance sheets. There were no amounts payable for these obligations at December 31, 2015.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2015 and 2016 (in thousands):

	December 31, 2015	December 31, 2016
Tuition receivable	$28,543	$30,733
Allowance for doubtful accounts	(10,024)	(10,201)
Tuition receivable, net	$18,519	$20,532

Approximately $2.0 million and $2.3 million of tuition receivable is included in other assets as of December 31, 2015 and 2016, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for each of the three years ended December 31, 2016 (in thousands):

	2014	2015	2016
Allowance for doubtful accounts, beginning of period	$10,303	$8,835	$10,024
Additions charged to expense	16,947	13,067	16,503
Write-offs, net of recoveries	(18,415)	(11,878)	(16,326)
Allowance for doubtful accounts, end of period	$8,835	$10,024	$10,201

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. In accordance with the Property, Plant and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair value-based model. Through 2016, no such impairment loss had occurred. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from 3 to 40 years. Depreciation and amortization expense was $20.6 million, $18.1 million and $17.8 million for the years ended December 31, 2014, 2015, and 2016, respectively.

Construction in progress includes costs of computer software developed for internal use, which is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs, payroll,

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and payroll-related costs for employees that are directly associated with the project are capitalized and will be amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2016 in the consolidated statements of cash flows have been adjusted to exclude noncash purchases of property and equipment transactions during that period.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of the purchase price of acquired businesses over the amount assigned to the assets acquired and liabilities assumed. At the time of an acquisition, the Company assigns the goodwill and related acquired assets and liabilities to its reporting units. Accordingly, the Company’s goodwill is allocated to JWMI and NYCDA. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. An indefinite life was assigned to the trade names because they have the continued ability to generate cash flows indefinitely.

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment during the three-month period ending September 30, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. During the fourth quarter of 2016, the Company changed the date of its annual impairment test from September 30 to December 31. The change was made to more closely align the impairment testing date with the Company’s planning and forecasting process. The change in the annual impairment testing date did not delay, accelerate, or avoid an impairment charge. The Company has determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to its financial statements when applied retrospectively. During 2016, the annual impairment test was performed as of September 30, 2016 and was performed again as of December 31, 2016.

Under Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company is permitted, but not required, to first assess qualitative factors to determine whether it is necessary to perform the more thorough quantitative goodwill impairment test for each reporting unit. Following its

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

qualitative assessment as of September 30 and December 31, the Company determined it was not more likely than not that the fair value of its goodwill for JWMI and NYCDA was less than the carrying amount and, accordingly, no impairment existed in 2016. The Company tested its intangible assets concurrently with goodwill and determined that no impairment existed in 2016.

The following table presents changes in goodwill for the years ended December 31, 2015 and 2016 (in thousands):

	2015	2016
Balance as of the beginning of period	$6,800	$6,800
Acquisition (see Note 3)	—	14,242
Measurement period adjustments	—	(298)
Balance as of the end of period	$6,800	$20,744

Long-Term Liabilities

Included in the Company’s long-term liabilities are amounts related to the Company’s operating leases, deferred payments related to an acquisition completed in 2011, and the non-current portion of deferred revenue. In conjunction with the opening of some campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20 (“ASC 840-20”), these underlying assets were capitalized as leasehold improvements and a liability was established for the reimbursements. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five to ten years. In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The cumulative difference between the rent payment and the straight-line rent expense is recorded as a liability. The Company also recorded the non-current portion of the gain related to the sale and lease back of a campus facility as a long-term liability.

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

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 11,027,177 and 11,093,489 shares were issued and outstanding as of December 31, 2015 and 2016, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

Advertising Costs

The Company expenses advertising costs in the quarter incurred, except for costs associated with the production of media commercials which are expensed when the commercial is first aired.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the consolidated statements of income for each of the three years in the period ended December 31, 2016 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company, and (3) the amount of tax benefits that would be recorded in additional paid-in capital when the stock awards become deductible for income tax purposes. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the year ended December 31, 2016, the Company had no issued and outstanding stock options that were excluded from the calculation. Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for each of the three years ended December 31, 2016 (in thousands):

	2014	2015	2016
Weighted average shares outstanding used to compute basic earnings per share	10,561	10,588	10,610
Incremental shares issuable upon the assumed exercise of stock options	6	6	5
Unvested restricted stock and restricted stock units	83	146	230
Shares used to compute diluted earnings per share	10,650	10,740	10,845

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tax years 2013-2016 remain open for Federal tax examination and the tax years 2012-2016 remain open to examination by state and local taxing jurisdictions in which the Company is subject.

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

Recent Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU 2015-17 effective January 1, 2016 and reclassified approximately $6.4 million of its deferred tax asset from current to non-current assets in the consolidated balance sheet as of December 31, 2015, to conform to the current period presentation.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for most leases. Under current guidance, operating leases are off-balance sheet. ASU 2016-02 also requires more extensive quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 applies to fiscal periods beginning after December 15, 2018, using the modified retrospective method, with early adoption permitted. The Company anticipates that the impact of ASU 2016-02 on its consolidated balance sheet will be material as the Company will record significant asset and liability balances in connection with its leased properties.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the consolidated statement of cash flows and accounting for income taxes. Specifically, ASU 2016-09 requires excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in earnings. In addition, ASU 2016-09 allows companies to recognize the impact of stock award forfeitures at the time of forfeiture, rather than as an estimate ratably over the life of awards. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company will adopt ASU 2016-09, effective January 1, 2017, which may introduce significant volatility to the Company’s provision for income taxes

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the new revenue recognition standard is effective for the Company on January 1, 2018 using either a full retrospective or a modified retrospective approach. During 2016, the FASB issued four new ASUs amending certain aspects of ASU 2014-09. The Company is currently evaluating which transition approach to use and the impact that the new revenue recognition standard and related ASUs will have on our Consolidated Financial Statements.

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

3.  Acquisition of New York Code and Design Academy

On January 13, 2016, the Company acquired all of the outstanding stock of NYCDA, a provider of non-degree information technology curriculum based in New York City (the “Acquisition”). The Acquisition supports the Company’s strategy to leverage current resources and capabilities to grow into new high demand sectors of the education marketplace. The Company incurred transaction costs of approximately $0.2 million, and these costs are included in general and administrative costs in the consolidated statements of income. The Acquisition is accounted for as a business combination.

The purchase price included $2.4 million paid up front in cash, plus contingent cash payments of (a) up to $12.5 million payable based on NYCDA’s results of operations over a five-year period (the “Earnout”), and (b) $5.5 million payable based on NYCDA’s receipt of state regulatory permits. Pursuant to the Acquisition, $1.0 million of the Earnout may be accelerated upon receipt of one of the state regulatory permits. In April 2016 and August 2016, NYCDA received the state regulatory permits and the Company paid $6.0 and $0.5 million of contingent consideration to the sellers, respectively.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total potential cash payments for the acquisition and the Earnout could total $25.0 million.

The Company estimated the fair values of the assets acquired and liabilities assumed at the date of the Acquisition. During 2016, based on final analyses that supported the underlying estimate, the Company recorded measurement period adjustments of $0.3 million to goodwill and deferred tax liabilities. The final allocation of the purchase price is as follows:

	Purchase
	Price
	Allocation	Useful Life
Cash	$790
Other assets	1,265
Intangibles:
Trade name	5,660	Indefinite
Goodwill	13,944
Liabilities assumed	(4,734)
Total assets acquired and liabilities assumed, net	16,925
Less: contingent consideration	(14,500)
Less: cash acquired	(790)
Cash paid for acquisition, net of cash acquired	$1,635

The fair value of the contingent consideration was measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.5% and expected future value of payments of $12.5 million. During the fourth quarter of 2016, the Company revised its assumptions of the timing of future cash flows and recorded an adjustment to reduce the fair value of contingent consideration by $1.3 million. The fair value of assets acquired and liabilities assumed was determined based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the respective items. The following assumptions were used, the majority of which include significant unobservable inputs (Level 3), and valuation methodologies to determine fair value:

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

Pro forma financial information for the NYCDA acquisition has not been presented as it was not material to the Company’s consolidated results.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and subleases expected to be executed based on current commercial real estate market data and conditions, and other qualitative factors specific to the facilities. The estimates are subject to adjustment as market conditions change or as new information becomes available, including the execution of additional sublease agreements.

The following details the changes in the Company’s restructuring liability by type of cost during the three years ended December 31, 2016 (in thousands):

		Severance
	Lease	and Other
	and Related	Employee
	Costs, Net	Separation Costs	Total
Balance at December 31, 2013	$42,550	$2,216	$44,766
Payments	(12,418)	(2,138)	(14,556)
Adjustments(2)	(2,849)	(78)	(2,927)
Balance at December 31, 2014(1)	27,283	—	27,283
Payments	(7,754)	—	(7,754)
Adjustments(2)	526	—	526
Balance at December 31, 2015(1)	20,055	—	20,055
Payments	(6,438)	—	(6,438)
Adjustments(2)	(1,632)	—	(1,632)
Balance at December 31, 2016(1)	$11,985	$—	$11,985

(1)

The current portion of restructuring liabilities was $4.8 million and $4.2 million as of December 31, 2015 and December 31, 2016, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

(2)	Adjustments include accretion of interest on lease costs, offset by changes in the timing and expected income from sublease agreements.

5.     Property and Equipment

The composition of property and equipment as of December 31, 2015 and 2016 is as follows (in thousands):

			Estimated useful
	2015	2016	life (years)
Land	$7,138	$7,138	—
Buildings and improvements	19,109	19,238	5-40
Furniture, equipment, and computer hardware and software	150,597	157,104	5-10
Leasehold improvements	38,639	39,769	3-10
Construction in progress	4,251	7,006
	219,734	230,255
Accumulated depreciation and amortization	(142,595)	(157,131)
	$77,139	$73,124

Construction in progress includes costs associated with the construction and renovation of campuses and the development of information technology applications. In 2015 and 2016, the Company recorded leasehold improvements of $2.9 million and $0.3 million, respectively, which were reimbursed by lessors as lease incentives. In 2015 and 2016, the Company wrote off $13.3 million and $3.2 million, respectively, in fixed assets that were fully depreciated and no longer in service.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2016 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,103	$5,103	$—	$—

Liabilities:
Deferred payments	$11,741	$—	$—	$11,741

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2015 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$100	$100	$—	$—

Liabilities:
Deferred payments	$3,278	$—	$—	$3,278

The Company measures the above items on a recurring basis at fair value as follows:

•

Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s cash and cash equivalents held at December 31, 2015 and 2016, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•

Deferred payments — The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions in 2011 and January 2016, which are classified within Level 3 as there is no liquid market for similarly priced instruments. The deferred payments are valued using a discounted cash flow model that encompasses significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used include estimates for interest rates, enrollment growth, retention rates, obtaining regulatory approvals for expansion into new markets, pricing strategies, and future cash flows. These assumptions are subject to change as the underlying data sources evolve and the program matures. The short-term portion of deferred payments was $1.1 million as of December 31, 2016 and is included in accounts payable and accrued expense.

The Company’s lease loss liability incorporates an assessment of current sublease market conditions and uses Level 3 inputs, but is not deemed a fair value liability as the future lease payments are required to be discounted using the

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company’s incremental borrowing rate at the date of lease abandonment without subsequent adjustment. See Note 4 for further discussion of the Company’s lease loss liability.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the years ended December 31, 2015 or 2016.

Changes in the fair value of the Company’s Level 3 liabilities during the years ended December 31, 2015 and 2016 are as follows (in thousands):

	2015	2016
Balance as of the beginning of period	$2,398	$3,278
Amounts paid	(650)	(7,358)
Contingent consideration originally recorded in connection with NYCDA acquisition	—	14,500
Other adjustments to fair value	1,530	1,321
Balance as of the beginning of period	$3,278	$11,741

7.     Long Term Debt

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

Borrowings under the Revolver will bear interest at a per annum rate equal to, at the Company’s election, LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25% depending on the Company’s leverage ratio. The Company also is subject to a quarterly unused commitment fee ranging from 0.25% to 0.35% per annum depending on the Company’s leverage ratio, times the daily unused amount under the Revolver.

All other remaining terms of the Prior Credit Agreement remain in full force and effect. The Amended Credit Facility is guaranteed by the University and is secured by substantially all of the personal property and assets of the Company and its subsidiaries. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, as with the Prior Credit Agreement, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

•

A leverage ratio of not greater than 2 to 1. Leverage ratio is defined as the ratio of total debt to trailing four-quarter EBITDA (earnings before interest, taxes, depreciation, amortization and noncash charges such as stock-based compensation).

•	A coverage ratio of not less than 1.75 to 1. Coverage ratio is defined as the ratio of trailing four-quarter EBITDA and rent expense to trailing four-quarter interest and rent expense.

•	A Department of Education Financial Responsibility Composite Score of not less than 1.5.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was in compliance with all the terms of the Amended Credit Facility at December 31, 2016.

During the years ended December 31, 2015 and 2016, the Company paid cash interest of $2.4 million and $0.3 million, respectively. The Company’s average annual interest rate, including noncash charges for the amortization of debt financing costs, was 4.3% in 2015 during the period in which the Company had debt outstanding. The Company had no balance outstanding under the Revolver during 2016 and as of December 31, 2016.

8.     Stock Options, Restricted Stock and Restricted Stock Units

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

In February 2016, the Company’s Board of Directors approved grants of 176,802 shares of restricted stock and restricted stock units to certain employees. These shares, which vest over a two- to four -year period, were granted pursuant to the 2015 Plan. The Company’s stock price closed at $50.67 on the date of these restricted stock grants.

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

In November 2016, the Company’s Board of Directors approved a grant of 570 shares of restricted stock. These shares, which vest annually over a three-year period, were awarded to a non-employee member of the Company’s Board of Directors upon his appointment to serve on the Board of Direcrors, as part of the Company’s annual director compensation program and the 2015 Plan. The Company’s stock price closed at $65.75 on the date of this restricted stock grant.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, unless waived by the Board of Directors.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for each of the three years in the period ended December 31, 2016:

	Number of shares or units	Weighted- average Grant price
Balance, December 31, 2013	487,773	$131.51
Grants	108,606	38.95
Vested shares	(69,434)	158.97
Forfeitures	(2,729)	93.44
Balance, December 31, 2014	524,216	$115.67
Grants	126,655	61.00
Vested shares	(13,725)	52.94
Forfeitures	(2,819)	115.55
Balance, December 31, 2015	634,327	$104.66
Grants	188,737	50.63
Vested shares	(23,539)	50.43
Forfeitures	(72,425)	62.41
Balance, December 31, 2016	727,100	$97.53

Stock Options

The table below sets forth the stock option activity and other stock option information for each of the three years in the period ended December 31, 2016:

Weighted-
average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic value(1)
	shares	exercise price	life (years)	(in thousands)
Balance, December 31, 2013	100,000	$51.95	7.0	$—
Grants	—	—
Exercises	—	—
Forfeitures	—	—
Balance, December 31, 2014	100,000	$51.95	6.0	$2,233
Grants	—	—
Exercises	—	—
Forfeitures	—	—
Balance, December 31, 2015	100,000	$51.95	5.1	$817
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, December 31, 2016	100,000	$51.95	4.1	$2,868
Exercisable, December 31, 2016	100,000	$51.95	4.1	$2,868

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of shares exercisable as of December 31, 2014, 2015 and 2016 are as follows:

	Number of	Weighted-average
	shares	exercise price
Exercisable, December 31, 2014	—	$51.95
Exercisable, December 31, 2015	100,000	$51.95
Exercisable, December 31, 2016	100,000	$51.95

Valuation and Expense Information under Stock Compensation Topic ASC 718

At December 31, 2016, total stock-based compensation cost which has not yet been recognized was $20.9 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 26 months on a weighted-average basis. Awards of approximately 550,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves significant judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the years ended December 31, 2014, 2015 and 2016 (in thousands):

	2014	2015	2016
Instruction and educational support	$1,736	$2,134	$1,432
Marketing	—	—	—
Admissions advisory	—	—	—
General and administration	7,717	8,079	9,335
Stock-based compensation expense included in operating expense	9,453	10,213	10,767
Tax benefit	3,734	4,032	4,256
Stock-based compensation expense, net of tax	$5,719	$6,181	$6,511

The following table summarizes information regarding share-based payment arrangements for the years ended December 31, 2014, 2015 and 2016 (in thousands):

	2014	2015	2016
Proceeds from stock options exercised	$—	$—	$—
Tax shortfall related to share-based payment arrangements	$(2,039)	$(24)	$(51)
Intrinsic value of stock options exercised	$—	$—	$—

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2015 and 2016 (in thousands):

	2015	2016
Deferred payments related to acquisitions	$6,078	$13,754
Deferred revenue, net of current portion	14,429	17,981
Loss on facilities not in use	15,229	7,813
Deferred rent and other facility costs	8,993	8,251
Lease incentives	3,125	2,684
Deferred gain on sale of campus building	133	—
Other long-term liabilities	$47,987	$50,483

Deferred Payments Related to Acquisitions

In the first quarter of 2016, the Company acquired NYCDA and entered into deferred payment arrangements with the sellers in connection with this transaction. In April and August 2016, NYCDA achieved certain performance targets and the Company subsequently paid $6.0 million and $0.5 million of deferred payments to the sellers, respectively. The remaining deferred payment arrangements of up to $11.5 million are valued at approximately $7.5 million at December 31, 2016. See Note 3 for further information on the NYCDA deferred payments.

In 2011, the Company acquired certain assets associated with the Jack Welch Management Institute, and entered into deferred payment arrangements with the sellers in connection with that acquisition. The deferred payment arrangements are valued at approximately $3.3 million and $3.4 million as of December 31, 2015 and 2016, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

Deferred Revenue

The Company provides for certain scholarship and awards programs, such as the Graduation Fund (see Note 2 for additional information), that are earned by students when they successfully complete course requirements. The Company also has licensed certain of its noncredit bearing course content to a third party. Included in long-term deferred revenue is the amount of revenue under these arrangements that the Company expects will be realized after one year.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Gain on Sale of Campus Building

In June 2007, the Company sold one of its campus buildings for $5.8 million. The Company is leasing back most of the campus building over a 10-year period. In conjunction with this sale and lease back transaction, the Company realized a gain of $2.8 million before tax, which is deferred and recognized over the 10-year lease term.

10.     Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Effective January 1, 2017, participants may contribute up to $18,000 of their base compensation annually. Employee contributions are voluntary. Discretionary contributions were made by the Company matching 50% of employee deferrals up to a maximum of 3% of the employee’s annual salary. The Company’s contributions, which vest immediately, totaled $0.9 million, $1.1 million and $1.1 million for the years ended December 31, 2014, 2015, and 2016, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2014, 2015, and 2016 were as follows:

	Shares	Average price
	purchased	per share
2014	5,872	$44.55
2015	5,136	$49.10
2016	4,988	$46.46

11.   Stock Repurchase Plan

In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of common stock in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2016, approximately $70 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2017. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended or terminated at any time by the Company without notice.

Repurchases of common stock are recorded as a reduction to additional paid-in capital. To the extent additional paid-in capital had been reduced to zero through stock repurchases, retained earnings was then reduced. No shares were repurchased during each of the three years ended December 31, 2014, 2015, and 2016, and the Company has $70.0 million available for future repurchases.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, the Company had 85 long-term, non-cancelable operating leases for campuses and other administrative facilities. Rent expense was $35.7 million, $37.5 million, and $33.7 million for the years ended December 31, 2014, 2015, and 2016, respectively. Rent expense for 2015 and 2016 includes benefits of approximately $0.4 million and $1.9 million, respectively, to reduce the Company’s liability for losses on facilities no longer in use. The rents on the Company’s leases are subject to annual increases.

The minimum rental commitments for the Company as of December 31, 2016 are as follows (in thousands):

Minimum
rental
commitments
2017	$33,665
2018	29,731
2019	24,384
2020	19,440
2021	14,300
Thereafter	14,027
Total	$135,547

13.   Income Taxes

The income tax provision for the years ended December 31, 2014, 2015 and 2016 is summarized below (in thousands):

	2014	2015	2016
Current:
Federal	$25,285	$25,515	$26,015
State	4,490	4,538	4,869
Total current	29,775	30,053	30,884
Deferred:
Federal	141	(3,634)	(7,748)
State	344	(311)	(646)
Total deferred	485	(3,945)	(8,394)
Total provision for income taxes	$30,260	$26,108	$22,490

The tax effects of the principal temporary differences that give rise to the Company’s deferred tax assets are as follows as of December 31, 2015 and 2016 (in thousands):

	2015	2016
Stock-based compensation	$16,742	$20,477
Property and equipment	(9,417)	(6,059)
Other facility-related costs	8,535	5,242
Deferred revenue	4,267	7,182
Tuition receivable	3,908	3,922
Deferred leasing costs	3,362	3,064
Prepaid compensation	—	(1,139)
Other	(948)	(1,592)
Net deferred tax asset	$26,449	$31,097

As of December 31, 2015 and 2016, the Company’s liabilities for unrecognized tax benefits are included in income taxes payable in the consolidated balance sheets. Interest and penalties, including those related to uncertain tax positions,

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are included in the provision for income taxes in the consolidated statements of income. The Company recognized $0.1 million of expense in 2015 and 2016, related to interest and penalties. The total amount of interest and penalties included in the consolidated balance sheets was $0.2 million and $0.1 million as of December 31, 2015 and 2016, respectively.

The following table summarizes changes in unrecognized tax benefits, excluding interest and penalties, for the respective periods (in thousands):

	Year Ended December 31,
	2015	2016
Beginning unrecognized tax benefits	$2,936	$505
Reductions for tax positions taken in prior years	(2,431)	(329)
Ending unrecognized tax benefits	$505	$176

It is reasonably possible that approximately $0.1 million of unrecognized tax benefits will be reduced in the next twelve months due to expiration of the applicable statutes of limitations. The Company does not anticipate significant changes to other unrecognized tax benefits.

As of December 31, 2016, $0.2 million of the Company’s total unrecognized tax benefits would favorably affect the Company’s effective tax rate if recognized. If amounts accrued are less than amounts ultimately assessed by taxing authorities, the Company would record additional income tax expense.

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2014, 2015, and 2016 is as follows:

	2014	2015	2016
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.2	4.2	4.5
Other	0.3	0.3	(0.2)
Effective tax rate	39.5%	39.5%	39.3%

Cash payments for income taxes were $30.8 million, $28.5 million, and $31.6 million in 2014, 2015, and 2016, respectively.

14.   Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2015 and 2016 is as follows (in thousands except per share data):

	Quarter
2015	First	Second	Third	Fourth
Revenues	$111,885	$109,750	$99,142	$113,660
Income from operations	19,859	20,929	7,254	21,656
Net income	11,385	11,874	3,723	13,041
Net income per share:
Basic	$1.08	$1.12	$0.35	$1.23
Diluted	$1.06	$1.11	$0.35	$1.21

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter
2016	First	Second	Third	Fourth
Revenues	$111,166	$108,487	$102,156	$119,279
Income from operations	20,092	12,896	4,830	19,654
Net income	12,420	7,786	2,878	11,718
Net income per share:
Basic	$1.17	$0.73	$0.27	$1.10
Diluted	$1.15	$0.72	$0.27	$1.07

15.   Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

16.   Regulation

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. On October 31, 2014, the Department of Education published final regulations related to gainful employment. The regulation went into effect on July 1, 2015, with the exception of new disclosure requirements, which were scheduled to go into effect January 1, 2017, but have been delayed until April 3, 2017.

The new regulations include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt in relation to earnings, and the discretionary income rate measures student debt in relation to discretionary income. A program passes if the program’s graduates:

•	have an annual income rate that does not exceed 8%; or

•	have a discretionary income rate that does not exceed 20%.

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual income rate between 8% and 12%, or a discretionary income rate between 20% and 30%, is considered to be in a warning zone. A program fails if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive award years. The regulations provide a means by which an institution may challenge the Department of Education’s calculation of any of the debt metrics prior to loss of Title IV eligibility. On January 8, 2017, Strayer received its final 2015 debt-to-earnings measures. None of Strayer’s programs failed the debt-to-earnings metrics. Two active programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, are “in the zone,” which means each program remains fully eligible unless (1) either program has a combination of zone and failing designations for four consecutive years, in which case it would become Title IV-ineligible in the fifth year; or (2) either program fails the metrics for two out of three consecutive years, in which case the program could become ineligible for the following award year.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The new regulation also requires institutions annually to report student- and program-level data to the Department of Education, and comply with additional disclosure requirements. Final regulations adopted by the Department of Education, which generally became effective on July 1, 2011, require an institution to use a template designed by the Department of Education to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. The regulation effective July 1, 2015 expands upon those existing disclosure requirements and institutions must update their disclosure templates to comply by April 3, 2017.

In addition, the gainful employment regulation requires institutions to certify, among other things, that each eligible gainful employment program is programmatically accredited if required by a federal governmental entity or a state governmental entity of a state in which it is located or is otherwise required to obtain state approval. Institutions also must certify that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. The University has timely made the required certification.

Under the gainful employment regulation, an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the Department of Education. However, an institution may not update its list of eligible programs to include a failing or zone program that the institution voluntarily discontinued or became ineligible, or a gainful employment program that is substantially similar to such a program, until three years after the loss of eligibility or discontinuance.

The requirements associated with the gainful employment regulations may substantially increase the Company’s administrative burdens and could affect our program offerings, student enrollment, persistence and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of the Company’s academic programs will be affected by factors beyond management’s control such as changes in the Company’s graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if the Company were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of the University.

The Clery Act

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”) including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013. On October 20, 2014, the Department promulgated regulations, effective July 1, 2015, implementing amendments to the

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Clery Act. In addition, the Department has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure by Strayer University to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department fining Strayer University, or limiting or suspending its participating in Title IV programs, could lead to litigation, and could harm Strayer University’s reputation. We believe that Strayer University is in compliance with these requirements.

Compliance Reviews

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. The Department conducted four campus-based program reviews of Strayer University campuses in three states and the District of Columbia, with one on-site review conducted August 18-20, 2014; one on-site review conducted September 8-11, 2014; and two on-site reviews conducted September 22-26, 2014. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act, the Drug-Free Schools and Communities Act, and regulations related thereto. On October 21, 2014, the Department issued an Expedited Final Program Review Determination Letter for one of the program reviews conducted the week of September 22, 2014, closing the program review with no further action required by the University. On November 17, 2014, the University received a Program Review Report for the program review conducted in August 2014, and provided a response to the Department on December 15, 2014. On January 7, 2015, the University received a Final Program Review Determination letter from that review, closing the review with no further action required by the University. On March 24, 2015, the University received a Program Review Report for another program review, and provided a response to the Department on April 21, 2015. On April 29, 2015, the University received a Final Program Review Determination Letter closing the review and identifying a payment of less than $500 due to the Department of Education based on an underpayment on a return to Title IV calculation. The University remitted payment, and received a letter from the Department on May 26, 2015, indicating that no further action was required and that the matter was closed. On September 15, 2015, the University received a Program Review Report for the final program review, and provided a response to the Department on October 5, 2015. On January 5, 2016 the University received a Final Program Review Determination Letter for the final program review, indicating that the program review was closed and no further action was required.

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

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2016, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to the Company’s directors, executive officers, and significant employees:

Name	Age	Position
Directors:
Robert S. Silberman	59	Executive Chairman of the Board
Dr. John T. Casteen III	73	Presiding Independent Director
Dr. Charlotte F. Beason	69	Director
William E. Brock	86	Director
Nathaniel Fick	39	Director
Robert R. Grusky	59	Director
Karl McDonnell	50	Director, Chief Executive Officer
Todd A. Milano	64	Director
G. Thomas Waite, III	65	Director
J. David Wargo	63	Director
Executive Officers:
Daniel W. Jackson	42	Executive Vice President and Chief Financial Officer
Thomas J. Aprahamian	48	Senior Vice President, Controller and Chief Accounting Officer
University Officers
Brian W. Jones	48	President, Strayer University
Andrea S. Backman	47	Provost and Chief Academic Officer
Chad D. Nyce	44	Chief Operating Officer, Strayer University

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

Mr. Nathaniel C. Fick is the Chief Executive Officer of Endgame, a technology firm focusing on cybersecurity. He previously served as a Captain in the United States Marine Corps leading infantry and reconnaissance units in combat in Afghanistan and Iraq. His book about that experience, “One Bullet Away,” was a New York Times bestseller, a Washington Post “Best Book of the Year,” and one of the Military Times’ “Best Military Books of the Decade.” Mr. Fick is a member of the Company’s Audit Committee. Mr. Fick is a graduate of Dartmouth College, the Harvard Kennedy School, and the Harvard Business School, and serves as a Trustee of Dartmouth College.

Mr. Robert R. Grusky is a member of Strayer Education, Inc. Board of Directors, on which he has served since 2001. He is the Founder and Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000 and was a Principal and Member from 2000 to 2005, and has been a Senior Advisor since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He also serves on the Board of Directors of AutoNation, Inc. In the past five years, he has also served on the Board of Directors of AutoZone, Inc. He is a member of the Company’s Nominating Committee. He holds a bachelor’s degree in history from Union College and a master’s degree in business administration from Harvard University.

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

Mr. J. David Wargo has been President of Wargo and Company, Inc., an investment management company, since 1993. Mr. Wargo is a co-founder and was a Member of New Mountain Capital, LLC, from 2000 to 2008, and was a Senior Advisor there from 2008 until 2011. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is also a Director of Liberty Global, Inc., Liberty Broadband Corporation, Discovery Communications, Inc., and Liberty TripAdvisor Holdings, Inc. Mr. Wargo has served on the Board since 2001 and is Chair of the Compensation Committee of the Board and is a member of the Audit Committee. Mr. Wargo holds a bachelor’s degree in physics and a master’s degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master’s degree in management science from the Sloan School of Management, which is the business school of the Massachusetts Institute of Technology.

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

Mr. Thomas J. Aprahamian is Senior Vice President, Controller and Chief Accounting Officer. Mr. Aprahamian has been with the Company since 2009 and has served as University Controller and Vice President and Controller. Mr. Aprahamian previously held a variety of accounting operations and financial reporting roles including the Chief Accounting Officer at The Advisory Board Company, where he served from 2001 to 2007. Prior to that he spent seven years in the telecommunications industry and began his career at Arthur Andersen & Co. Mr. Aprahamian passed the CPA exam and earned his bachelor of business administration degree from James Madison University.

University Officers

Mr. Brian W. Jones is the University President. Mr. Jones joined Strayer University in 2012 as the General Counsel. Prior to joining Strayer University, he co-founded and served as president of Latimer Education, Inc., a venture-backed company partnering with a historically black college to provide online postsecondary education solutions to African American working adults. He previously served for four years as the U.S. Department of Education’s general counsel, a Senate-confirmed presidential appointment, under former Secretary of Education Rod Paige; among other senior higher education roles. Jones currently chairs the board of the National Alliance for Public Charter Schools. He previously served as chair of the D.C. Public Charter School Board (PCSB), having been twice nominated by the Secretary of Education and appointed by the Mayor of the District of Columbia. Mr. Jones holds a bachelor’s degree in business administration from Georgetown University and a juris doctor degree from the University of California at Los Angeles (UCLA) School of Law.

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

Mr. Chad D. Nyce is the University’s Chief Operating Officer. He joined Strayer University in 2007. Previously, he was a regional vice president of operations for InteliStaf Healthcare, Inc., one of the nation's largest privately-held healthcare staffing firms. Prior to his tenure at InteliStaf, he served as a vice president of the Investment Banking Division at Goldman, Sachs & Co. Chad has also held senior management positions at BostonCoach, a wholly owned subsidiary of Fidelity Investments.  He holds a bachelor’s and master’s degree from Temple University.

Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2016.

Item 11.     Executive Compensation

The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2016.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2016.

Item 13.     Certain Relationships and Related Transactions

The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2016.

Item 14.     Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2016.

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

Item 16.     Item 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRAYER EDUCATION, INC.
By:	/s/ Karl McDonnell
Karl McDonnell
Chief Executive Officer

Date: February 17, 2017

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Executive Chairman of the Board	February 17, 2017
Robert S. Silberman

/s/ Karl McDonnell	Chief Executive Officer and Director	February 17, 2017
Karl McDonnell	(Principal Executive Officer)

/s/ Daniel W. Jackson	Chief Financial Officer	February 17, 2017
Daniel W. Jackson	(Principal Financial Officer)

/s/ Thomas J. Aprahamian	Controller and Chief Accounting Officer	February 17, 2017
Thomas J. Aprahamian	(Principal Accounting Officer)

/s/ Charlotte F. Beason	Director	February 17, 2017
Charlotte F. Beason

/s/ William E. Brock	Director	February 17, 2017
William E. Brock

/s/ John T. Casteen, III	Director	February 17, 2017
John T. Casteen, III
/s/ Nathaniel C. Fick	Director	February 17, 2017
Nathaniel C. Fick

/s/ Robert R. Grusky	Director	February 17, 2017
Robert R. Grusky

/s/ Todd A. Milano	Director	February 17, 2017
Todd A. Milano

/s/ G. Thomas Waite, III	Director	February 17, 2017
G. Thomas Waite, III

/s/ J. David Wargo	Director	February 17, 2017
J. David Wargo

Exhibit Index

Exhibit Number	Description

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