Form 10-Q
period 2017-03-31
STRAYER EDUCATION INC
filed 2017-05-04
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March  31, 2017

Commission File No. 0-21039

Strayer Education, Inc.

(Exact name of registrant as specified in this charter)

Maryland	52-1975978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2303 Dulles Station Boulevard Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 561-1600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒

As of April 21, 2017, there were outstanding 11,159,884 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2016	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$129,245	$147,099
Tuition receivable, net	20,532	20,323
Other current assets	10,766	9,978
Total current assets	160,543	177,400
Property and equipment, net	73,124	72,803
Deferred income taxes	31,096	30,119
Goodwill	20,744	20,744
Other assets	13,189	12,908
Total assets	$298,696	$313,974

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,132	$38,398
Income taxes payable	1,883	8,598
Deferred revenue	16,691	19,173
Other current liabilities	133	62
Total current liabilities	59,839	66,231
Other long-term liabilities	50,483	49,217
Total liabilities	110,322	115,448

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,093,489 and 11,159,884 shares issued and outstanding at December 31, 2016 and March 31, 2017, respectively	111	112
Additional paid-in capital	35,453	37,879
Retained earnings	152,810	160,535
Total stockholders’ equity	188,374	198,526
Total liabilities and stockholders’ equity	$298,696	$313,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	March 31,
	2016	2017
Revenues	$111,166	$114,912
Costs and expenses:
Instruction and educational support	58,098	61,416
Marketing	18,298	18,718
Admissions advisory	4,349	4,716
General and administration	10,329	11,619
Total costs and expenses	91,074	96,469
Income from operations	20,092	18,443
Investment income	100	181
Interest expense	160	159
Income before income taxes	20,032	18,465
Provision for income taxes	7,612	7,887
Net income	$12,420	$10,578
Earnings per share:
Basic	$1.17	$1.00
Diluted	$1.15	$0.95
Weighted average shares outstanding:
Basic	10,596	10,630
Diluted	10,782	11,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at December 31, 2015	11,027,177	$110	$24,738	$118,008	$142,856
Tax shortfall associated with stock-based compensation arrangements	—	—	(50)	—	(50)
Restricted stock grants, net of forfeitures	126,802	2	(2)	—	—
Stock-based compensation	—	—	2,891	—	2,891
Net income	—	—	—	12,420	12,420
Balance at March 31, 2016	11,153,979	$112	$27,577	$130,428	$158,117

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at December 31, 2016	11,093,489	$111	$35,453	$152,810	$188,374
Restricted stock grants, net of forfeitures	66,395	1	(1)	—	—
Stock-based compensation	—	—	2,427	—	2,427
Common stock dividends	—	—	—	(2,853)	(2,853)
Net income	—	—	—	10,578	10,578
Balance at March 31, 2017	11,159,884	$112	$37,879	$160,535	$198,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31,
	2016	2017
Cash flows from operating activities:
Net income	$12,420	$10,578
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(71)	(71)
Amortization of deferred rent	(52)	(477)
Amortization of deferred financing costs	66	66
Depreciation and amortization	4,425	4,370
Deferred income taxes	(633)	762
Stock-based compensation	2,891	2,427
Changes in assets and liabilities:
Tuition receivable, net	717	19
Other current assets	(1,440)	629
Other assets	(2,983)	397
Accounts payable and accrued expenses	(4,335)	(2,836)
Income taxes payable and income taxes receivable	4,620	7,089
Deferred revenue	1,435	2,441
Other long-term liabilities	(2,380)	(335)
Net cash provided by operating activities	14,680	25,059

Cash flows from investing activities:
Purchases of property and equipment	(2,031)	(3,841)
Cash used in acquisition, net of cash acquired	(1,635)	—
Net cash used in investing activities	(3,666)	(3,841)

Cash flows from financing activities:
Payments of contingent consideration	(405)	(511)
Common dividends paid	—	(2,853)
Net cash used in financing activities	(405)	(3,364)
Net increase in cash and cash equivalents	10,609	17,854
Cash and cash equivalents — beginning of period	106,889	129,245
Cash and cash equivalents — end of period	$117,498	$147,099
Noncash transactions:
Purchases of property and equipment included in accounts payable	$91	$571

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly-owned subsidiaries, Strayer University (the “University”) and New York Code and Design Academy (“NYCDA”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study through physical campuses, predominantly located in the eastern United States, and online. NYCDA is a New York City-based provider of web and application software development courses. NYCDA courses are delivered primarily on-ground to students seeking to further their career in software application development. The Company has only one reporting segment.

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

All information as of December 31, 2016 and March 31, 2016 and 2017, and for the three months ended March 31, 2016 and 2017 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In addition, the Company had no items of other comprehensive income in the periods presented and accordingly has not reported comprehensive income. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

The Company’s educational programs typically are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. During the three months ended March 31, 2017, most of the Company’s revenue comes from Strayer University, which derives approximately 96% of its revenues from tuition revenue, which is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any refunds, withdrawals, corporate discounts, scholarships and employee tuition discounts. This collectibility assessment considers available sources of funds for the student including financial aid programs provided through Title IV of the Higher Education Act. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

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

Revenue from students participating in the Graduation Fund is recorded in accordance with the Revenue Recognition Topic, ASC 605-50. The Company defers the value of benefits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next twelve months is $16.6 million and is included in deferred revenue as a current liability in the unaudited condensed consolidated balance sheets.

The table below presents activity in the Graduation Fund for the three months ended March 31, 2016 and 2017 (in thousands):

	March 31,	March 31,
	2016	2017
Balance at beginning of period	$20,937	$29,499
Revenue deferred	4,755	5,702
Benefit redeemed	(2,427)	(3,563)
Balance at end of period	$23,265	$31,638

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. At December 31, 2016, the Company had approximately $13,000 of these unpaid obligations, which are recorded as restricted cash and included in other current assets in the consolidated balance sheets. There were no amounts payable for these obligations at March 31, 2017.

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

Tuition Receivable and Allowance for Doubtful Accounts

The Company records tuition receivable and deferred revenue for its students upon the start of the academic term or course of instruction. Therefore, at the end of the quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and deferred revenue generally represents advance payments from students for academic services to be provided in the future. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. An allowance for doubtful accounts is established primarily based upon historical collection rates by age of receivable, net of estimated recoveries. These collection rates incorporate historical performance based on a student’s current enrollment status and likelihood of future enrollment. The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience.

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2016 and March 31, 2017 (in thousands):

	December 31, 2016	March 31, 2017
Tuition receivable	$30,733	$31,143
Allowance for doubtful accounts	(10,201)	(10,820)
Tuition receivable, net	$20,532	$20,323

Approximately $2.3 million and $2.4 million of tuition receivable is included in other assets as of December 31, 2016 and March 31, 2017, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2016 and 2017 (in thousands):

	For the three months ended
	March 31,
	2016	2017
Allowance for doubtful accounts, beginning of period	$10,024	$10,201
Additions charged to expense	3,068	4,382
Write-offs, net of recoveries	(2,866)	(3,763)
Allowance for doubtful accounts, end of period	$10,226	$10,820

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

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 11,093,489 and 11,159,884 shares were issued and outstanding as of December 31, 2016 and March 31, 2017, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

In February 2017, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.25 per share of common stock. The dividend was paid on March 20, 2017.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited consolidated statements of income for each of the three months ended March 31, 2016 and 2017 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the consolidated statement of cash flows and accounting for income taxes. Specifically, ASU 2016-09 requires excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in earnings, which may introduce significant volatility to the Company’s provision for income taxes. Also, all tax-related cash flows resulting from share-based payments will now be reported as operating activities in the statement of cash flows. The Company has elected to apply this cash flow guidance prospectively and there was no impact to the prior period presentation. In addition, pursuant to ASU 2016-09 the Company has elected to continue to estimate forfeitures ratably over the life of awards. The adoption of ASU 2016-09 has not materially impacted the Company’s financial statements. See note 6 for additional information.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options and (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2016 and 2017 (in thousands):

	For the three months ended
	March 31,
	2016	2017
Weighted average shares outstanding used to compute basic earnings per share	10,596	10,630
Incremental shares issuable upon the assumed exercise of stock options	—	35
Unvested restricted stock and restricted stock units	186	456
Shares used to compute diluted earnings per share	10,782	11,121

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

The tax years 2014-2016 remain open for Federal tax examination and the tax years 2013-2016 remain open to examination by state and local taxing jurisdictions in which the Company is subject.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for most leases. Under current guidance, operating leases are off-balance sheet. ASU 2016-02 also requires more extensive quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 applies to fiscal periods beginning after December 15, 2018, using the modified retrospective method, with early adoption permitted. The Company anticipates that the impact of ASU 2016-02 on its consolidated balance sheet will be material as the Company will record significant asset and liability balances in connection with its leased properties.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard establishes a new recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year to fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. Accordingly, the new revenue recognition standard is effective for the Company on January 1, 2018 using either a full retrospective or a modified retrospective approach. During 2016, the FASB issued additional ASUs amending certain aspects of ASU 2014-09. The Company is currently evaluating which transition approach to use and the impact that the new revenue recognition standard will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which applies to ASC Topic 326, Measurement of Credit Losses on Financial Instruments. The new guidance revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions and reasonable and supportable forecasts about collectibility. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company is evaluating the impact this standard will have on its financial condition, results of operations, and disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230) (“ASU 2016-18”). Under ASU 2016-18, an entity should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and the Company does not expect adoption of ASU 2016-18 to have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. The amendments in this update should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019, though early adoption is permitted. The Company is evaluating the impact this standard will have on its financial condition, results of operations, and disclosures.

Other ASUs issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.

3.  Acquisition of New York Code and Design Academy

On January 13, 2016, the Company acquired all of the outstanding stock of New York Code and Design Academy, Inc. (“NYCDA”), a provider of web and application software development primarily based in the New York City area (the “Acquisition”). The Acquisition supports the Company’s strategy to complement its traditional degree offerings with a broader platform of educational services. The Company incurred transaction costs of approximately $0.2 million, and these costs are included in general and administrative costs in the unaudited consolidated statements of income. The acquisition is accounted for as a business combination.

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

Total potential cash payments for the Acquisition, including the Earnout, could total $25.0 million.

The allocation of the purchase price is as follows (in thousands):

	Purchase
	Price
	Allocation	Useful Life
Cash	$790
Other assets	1,265
Intangibles:
Trade name	5,660	Indefinite
Goodwill	13,944
Liabilities assumed	(4,734)
Total assets acquired and liabilities assumed, net	16,925
Less: contingent consideration	(14,500)
Less: cash acquired	(790)
Cash paid for acquisition, net of cash acquired	$1,635

The fair value of the contingent consideration was measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.5% and expected future value of payments of $9.0 million, based on management’s assessment that NYCDA will achieve certain performance targets after the five-year measurement period. The fair value of assets acquired and liabilities assumed was determined based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the respective items. The following assumptions were used, the majority of which include significant unobservable inputs (Level 3), and valuation methodologies to determine fair value:

•

Intangibles – Income approaches were used to value the substantial majority of the acquired intangibles. The trade name was valued using the relief-from-royalty method, which represents the benefit of owning these intangible assets rather than paying royalties for their use.

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

The following details the changes in the Company’s restructuring liability for lease and related costs during the three months ended March 31, 2016 and 2017 (in thousands):

	March 31,	March 31,
	2016	2017
Balance at beginning of period(1)	$20,055	$11,985
Adjustments(2)	(1,526)	57
Payments	(1,535)	(1,061)
Balance at end of period(1)	$16,994	$10,981

(1)

The current portion of restructuring liabilities was $4.2 million and $4.0 million as of December 31, 2016 and March 31, 2017, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

(2)	Adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements.

5.    Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2017 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets/Liabilities	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$10,120	$10,120	$—	$—

Liabilities:
Deferred payments	$12,066	$—	$—	$12,066

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2016 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,103	$5,103	$—	$—

Liabilities:
Deferred payments	$11,741	$—	$—	$11,741

The Company measures the above items on a recurring basis at fair value as follows:

•

Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of Accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2016 and March 31, 2017 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•

Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions in 2011 and 2016, which are classified within Level 3 as there is no liquid market for similarly priced instruments. The deferred payments are valued using models that encompass significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, obtaining regulatory approvals for expansion into new markets, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.2 million as of March 31, 2017 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the three months ended March  31, 2016 or 2017.

Changes in the fair value of the Company’s Level 3 liabilities during the three months ended March  31, 2017 are as follows (in thousands):

Deferred
Payments
Balance at December 31, 2016	$11,741
Amounts paid	(511)
Other adjustments to fair value	836
Balance at March 31, 2017	$12,066

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

In February 2017, the Company’s Board of Directors approved grants of 67,599 shares of restricted stock to certain employees. These shares, which vest over a four-year period, were granted pursuant to the 2015 Plan. The Company’s stock price closed at $81.66 on the date of these grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, unless waived by the Board of Directors.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the three months ended March 31, 2017:

	Number of shares or units	Weighted- average Grant price
Balance, December 31, 2016	727,100	$97.53
Grants	67,599	81.66
Vested shares	(28,475)	107.24
Forfeitures	(1,204)	62.28
Balance, March 31, 2017	765,020	$95.82

Stock Options

The table below sets forth the stock option activity and other stock option information as of and for the three months ended March 31, 2017:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic value(1)
	shares	exercise price	life (years)	(in thousands)
Balance, December 31, 2016	100,000	$51.95	4.1	$2,868
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, March 31, 2017	100,000	$51.95	3.8	$2,854
Exercisable, March 31, 2017	100,000	$51.95	3.8	$2,854

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

Valuation and Expense Information under Stock Compensation Topic ASC 718

At March 31, 2017, total stock-based compensation cost which has not yet been recognized was $23.2 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 28 months on a weighted-average basis. Awards of approximately 602,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three months ended March 31, 2016 and 2017 (in thousands):

	For the three months ended
	March 31,
	2016	2017
Instruction and educational support	$651	$170
Marketing	—	—
Admissions advisory	—	—
General and administration	2,240	2,257
Stock-based compensation expense included in operating expense	2,891	2,427
Tax benefit	1,099	958
Stock-based compensation expense, net of tax	$1,792	$1,469

During the three months ended March 31, 2016, the Company recognized a tax shortfall related to share-based payment arrangements of approximately $50,000 as an adjustment to additional paid-in capital. During the three months ended March 31, 2017, the Company recognized a tax shortfall related to share-based payment arrangements of approximately $0.4 million as an adjustment to the provision for income taxes following the adoption of ASU 2016-09. No stock options were exercised during the three months ended March 31, 2016 or 2017.

7.    Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31, 2016	March 31, 2017
Deferred payments related to acquisitions	$13,754	$13,727
Deferred revenue, net of current portion	17,981	17,940
Loss on facilities not in use	7,813	6,964
Deferred rent and other facility costs	8,251	7,919
Lease incentives	2,684	2,667
Other long-term liabilities	$50,483	$49,217

Deferred Payments Related to Acquisitions

In the first quarter of 2016, the Company acquired NYCDA and entered into deferred payment arrangements with the sellers in connection with this transaction. In April and August 2016, NYCDA achieved certain performance targets and the Company subsequently paid $6.0 million and $0.5 million of deferred payments to the sellers, respectively. The deferred payment arrangements of up to $11.5 million are valued at approximately $7.6 million as of March 31, 2017. See Note 3 for further information on the NYCDA deferred payments. Total potential cash payments for the Acquisition, including the Earnout, could total $25.0 million.

In 2011, the Company acquired certain assets and entered into deferred payment arrangements with the sellers in connection with that acquisition. The deferred payment arrangements are valued at approximately $3.4 million and $3.3 million as of December 31, 2016 and March 31, 2017, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

Deferred Revenue

The Company provides for certain scholarship and awards programs, such as the Graduation Fund (see Note 2 for additional information), that can be redeemed in the future by students after meeting certain eligibility requirements. The Company also has licensed certain of its non-credit bearing course content to a third party. Long-term deferred revenue represents the amount of revenue under these arrangements that the Company expects will be realized after one year.

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

8.    Income Taxes

The Company had $0.3 million of unrecognized tax benefits at March 31, 2017,  resulting from tax positions taken during the three months ended March 31, 2017.  In addition, the Company recognized approximately $0.3 million of benefits in each of the three months ended March  31, 2016 and 2017 related to tax positions taken during the year ended December 31, 2013.  The Company did not incur expense for interest and penalties in the three months ended March 31, 2017, and recorded approximately $0.1 million of expense in the three months ended March  31, 2016.

The Company does not expect its unrecognized tax benefits will be realized. If amounts accrued are less than amounts ultimately assessed by taxing authorities, the Company would record additional income tax expense. The Company does not anticipate significant changes to other unrecognized tax benefits.

The Company paid $3.7 million and $0.2 million in income taxes during the three months ended March  31, 2016 and 2017, respectively.

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

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. On October 31, 2014, the Department of Education (the “Department”) published final regulations related to gainful employment. The regulations went into effect on July 1, 2015, with the exception of new disclosure requirements, which were scheduled to go into effect January 1, 2017, but have now been delayed until July 1, 2017.

The gainful employment regulations include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt in relation to earnings and the discretionary income rate measures student debt in relation to discretionary income. A program passes if the program’s graduates:

•	have an annual income rate that does not exceed 8%; or

•	have a discretionary income rate that does not exceed 20%.

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual income rate between 8% and 12%, or a discretionary income rate between 20% and 30%, is considered to be in a warning zone. A program fails if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive award years. The regulations provide a means by which an institution may challenge the Department’s calculation of any of the debt metrics prior to loss of Title IV eligibility. On January 8, 2017, Strayer received its final 2015 debt-to-earnings measures. None of Strayer’s programs failed the debt-to-earnings metrics. Two active programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, are “in the zone,” which means each program remains fully eligible unless (1) either program has a combination of zone and failing designations for four consecutive years, in which case it would become Title IV-ineligible in the fifth year; or (2) either program fails the metrics for two out of three consecutive years, in which case the program could become ineligible for the following award year.

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

The new regulations also require institutions annually to report student-and program-level data to the Department, and comply with additional disclosure requirements. Final regulations adopted by the Department, which generally became effective on July 1, 2011, require an institution to use a template designed by the Department to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. The regulations that became effective July 1, 2015 expand upon those existing disclosure requirements and institutions were expected to update their disclosure templates to comply by April 3, 2017, but the Department has since delayed the requirements until July 1, 2017.

In addition, the gainful employment regulations require institutions to certify, among other things, that each eligible gainful employment program is programmatically accredited if required by a federal governmental entity or a state governmental entity of a state in which it is located or is otherwise required to obtain state approval. Institutions also must certify that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. The University has timely made the required certification.

Under the gainful employment regulations, an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the Department of Education. However, an institution may not update its list of eligible programs to include a failing or zone program that the institution voluntarily discontinued or became ineligible, or a gainful employment program that is substantially similar to such a program, until three years after the loss of eligibility or discontinuance.

The requirements associated with the gainful employment regulations may substantially increase the Company’s administrative burdens and could affect the University’s program offerings, student enrollment, persistence, and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of the Company’s academic programs will be affected by factors beyond management’s control such as changes in the Company’s graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if the Company were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of the University.

The Clery Act

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”) including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013. On October 20, 2014, the Department promulgated regulations, effective July 1, 2015, implementing amendments to the Clery Act. In addition, the Department has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure by the University to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department fining the University, or limiting or suspending its participating in Title IV programs, could lead to litigation, and could harm the University’s reputation. The Company believes that the University is in compliance with these requirements.

Compliance Reviews

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. In 2014, the Department conducted four campus-based program reviews of University locations in three states and the District of Columbia. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Clery Act, the Drug-Free Schools and Communities Act, and regulations related thereto. For three of the program reviews, the Company received correspondence from the Department closing the program reviews with no further action required by the University. For the other program review, the University received a Final Program Review Determination Letter identifying a payment of less than $500 due to the Department based on an underpayment on a return to Title IV calculation, and otherwise closing the review. The University remitted payment, and received a letter from the Department indicating that no further action was required and that the matter was closed.

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

NYCDA

NYCDA is licensed to operate in eleven states plus the District of Columbia, but is not accredited, does not participate in state or federal student financial aid programs, and is not subject to the regulatory requirements applicable to accredited schools and schools that participate in such financial aid programs such as those described above. Programs such as those offered by NYCDA are regulated by each individual state, and the Company is in the process of seeking authorizations in additional states to offer NYCDA programs.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, rulemaking by the Department of Education and increased focus by the U. S. Congress on for-profit education institutions, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements.

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

Background and Overview

We are an education services holding company that owns Strayer University and, as of January 13, 2016, the New York Code and Design Academy (“NYCDA”). Strayer University is an institution of higher education which offers undergraduate and graduate degree programs at physical campuses, predominantly located in the eastern United States, and online. NYCDA provides non-degree courses in web and application software development, primarily at campuses in New York City and Philadelphia, PA. NYCDA’s results of operations are included in our results from the acquisition date.

Most of our revenue comes from Strayer University, which derives approximately 96% of its revenue from tuition for educational programs, whether delivered in person at a physical campus or delivered online. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students at the University and at NYCDA make payment arrangements for the tuition for each course at the time of enrollment. Tuition revenue is recognized ratably over the course of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts and scholarships. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned.

Tuition receivable and deferred revenue for our students are recorded upon the start of the course, which for Strayer University is the start of the academic term. Because Strayer University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and deferred revenue generally represents advance payments for academic services to be provided in the future. Based upon past experience and judgment, Strayer University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than one year past due is charged against the allowance. Accounts less than one year past due are reserved according to the length of time the balance has been outstanding. In establishing reserve amounts, we also consider the status of students as to whether or not they are currently enrolled for the next term, as well as the likelihood of recovering balances that have previously been written off, based on historical experience. Bad debt expense as a percentage of revenues for the first quarter of 2016 and 2017 was 2.8% and 3.8%, respectively.

Below is a description of the nature of the consolidated costs included in our operating expense categories:

•

Instruction and educational support expenses generally contain items of expense directly attributable to educational activities. This expense category includes salaries and benefits of faculty and academic administrators, as well as administrative personnel who support faculty and students. Instruction and educational support expenses also include costs of educational supplies and facilities, including rent for campus facilities, certain costs of establishing and maintaining computer laboratories and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instruction and educational support expenses.

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

Investment income consists primarily of earnings and realized gains or losses on investments and interest expense consists of interest incurred on our outstanding borrowings, unused revolving credit facility fees, and amortization of deferred financing costs.

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

Revenue recognition — Like many traditional institutions, Strayer University offers its educational programs on a quarter system having four academic terms, which coincide with our quarterly financial reporting periods. NYCDA’s revenues are recognized as services are provided, generally ratably over the length of a course. Approximately 96% of Strayer University’s revenues during the three months ended March 31, 2017 consisted of tuition revenue. Tuition revenue is recognized ratably over the course of instruction as the University provides academic services in a given term, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. At the start of each academic term or program, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as deferred revenue.

Students of Strayer University finance their education in a variety of ways, and historically about three quarters of our students have participated in one or more financial aid programs provided through Title IV of the Higher Education Act. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Those students who are veterans or active duty military personnel have access to various additional government-funded educational benefit programs.

A typical class is offered in weekly increments over a ten-week period and is followed by an exam. Students who withdraw from a course may be eligible for a refund of tuition charges based on the timing of the withdrawal. We use the student’s last date of attendance for this purpose. Student attendance is based on physical presence in class for on-ground classes. For online classes, attendance consists of logging into one’s course shell and performing an academically-related activity (e.g., engaging in a discussion post or taking a quiz).

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

New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. Revenue and the value of the benefit earned by students participating in the Graduation Fund is recognized based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree. Estimated redemption rates of eligible students vary based on their term of enrollment. As of March 31, 2017, we had deferred $31.6 million for estimated redemptions earned under the Graduation Fund, as compared to $29.5 million at December 31, 2016. Each quarter we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is significantly influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the first quarter of 2017, our bad debt expense was 3.8% of revenue, compared to 2.8% for the same period in 2016. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of March 31, 2017 would have changed our income from operations by approximately $0.3 million.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If our estimates change or if we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. During the three months ended March  31,  2016, we reduced our liability for leases by approximately $1.6 million. During the three months ended March 31, 2017, we had no reduction to our liability for leases.

Other estimates — We record estimates for contingent consideration, certain of our accrued expenses, and income tax liabilities. We estimate the useful lives of our property and equipment, assess goodwill and intangible assets for impairment, and periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our contingent consideration, accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.

Results of Operations

In the first quarter of 2017, we generated $114.9 million in revenue, a 3% increase compared to 2016, principally due to a 6% increase in total enrollment and partially offset by a 3% decline in revenue per student. Income from operations was $18.4 million for the first quarter of 2017. Income from operations for the first quarter of 2016 was $20.1 million, which includes  a $1.6 million noncash adjustment to reduce our liability for losses on facilities no longer in use. Net income in the first quarter of 2017 was $10.6 million, compared to $12.4 million for the same period in 2016, which reflected approximately $1.0 million in after-tax benefits from adjustments to the Company’s liability for facilities no longer in use. Diluted earnings per share was $0.95 compared to $1.15 for the same period in 2016. Diluted earnings per share for the first quarter of 2016 includes $0.09 per share in after-tax earnings related to the reduction of the Company’s liability for losses on facilities no longer in use.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Enrollment. Total enrollments at Strayer University for the winter term 2017 increased to 43,387 students, from 40,872 for the winter term 2016. New student enrollments increased by 8%, and continuing student enrollments increased by 6%.

Revenues. Revenues increased 3% to $114.9 million in the first quarter of 2017 from $111.2 million in the first quarter of 2016, principally due to enrollment growth of 6%, offset by a decline in revenue per student of 3%. The decline in revenue per student is largely attributable to a new pricing structure which was implemented for the first quarter of 2014 which reduced tuition for new undergraduate students by approximately 20%, and gave eligible students access to the Graduation Fund. Revenues for undergraduate students increased 8% in the three months ended March 31, 2017, driven by an increase in total undergraduate enrollment of 13%, partially offset by a decline of 4% in revenue per student. We expect this decline in revenue per student to continue at the undergraduate level, though more gradually, as we enroll more new undergraduate students. For graduate students, revenues decreased 7% in 2017, driven by a decline in total graduate enrollment of 8%, partially offset by an increase in revenue per student of 1%. The increase in graduate revenue per student was due primarily to increased average tuition per class compared to 2016.

Instruction and educational support expenses. Instruction and educational support expenses increased $3.3 million, or 6%, to $61.4 million in the first quarter of 2017 from $58.1 million in the first quarter of 2016. The increase primarily resulted from higher instructional costs associated with increased enrollment, and higher bad debt expense. Instruction and educational support expenses as a percentage of revenues increased to 53.4% in the first quarter of 2017 from 52.3% in the first quarter of 2016.

Marketing expenses. Marketing expenses increased $0.4 million, or 2%, to $18.7 million in the first quarter of 2017 from $18.3 million in the first quarter of 2016, principally due to increased investments in branding initiatives. Marketing expenses as a percentage of revenues decreased to 16.3% in 2017 from 16.5% in 2016.

Admissions advisory expenses. Admissions advisory expenses increased $0.4 million, or 8%, to $4.7 million in the first quarter of 2017 from $4.3 million in the first quarter of 2016. Admissions advisory expenses as a percentage of revenues increased to 4.1% in the first quarter of 2017 from 3.9% in the first quarter of 2016.

General and administration expenses. General and administration expenses increased $1.3 million to $11.6 million in the first quarter of 2017 from $10.3 million in 2016. During the first quarter of 2016 we recorded a $1.6 million noncash adjustment to reduce the lease loss liability following the sublease of a portion of our corporate office space. General and administration expenses as a percentage of revenues increased to 10.1% in the first quarter of 2017 from 9.3% in the first quarter of 2016.

Income from operations. Income from operations decreased $1.7 million, or 8%, to $18.4 million in the first quarter of 2017 from $20.1 million in the first quarter of 2016.

Interest expense. Interest expense was $0.2 million in the first quarter of 2017 and 2016. We have $150.0 million available under our revolving credit facility and no balance outstanding as of March 31, 2017.

Provision for income taxes. Income tax expense increased $0.3 million, or 4%, to $7.9 million in the first quarter of 2017 from $7.6 million in the first quarter of 2016. This increase includes a $0.4 million tax deficiency recorded in the period associated with the vesting of certain shares of restricted stock, following our adoption of new accounting rules for stock compensation. In addition, we recorded an adjustment of approximately $0.3 million to reduce certain state tax benefits.  Our effective tax rate was 42.7% for the first quarter of 2017 compared to 38.0% for the same period in 2016.

Net income. Net income decreased $1.8 million to $10.6 million in the first quarter of 2017 from $12.4 million in the first quarter of 2016 due to the factors discussed above.

Liquidity and Capital Resources

At March 31, 2017, we had cash and cash equivalents of $147.1 million compared to $129.2 million at December 31, 2016 and $117.5 million at March 31, 2016. At March 31, 2017, most of our cash was invested in bank overnight deposits.

We are party to a credit agreement which provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility during each of the three months ended March 31, 2016 and 2017, and as of March 31, 2017.

Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. During the three months ended March  31, 2017 and 2016, we paid cash interest of $0.2 million and $0.1 million, respectively.  We were in compliance with all applicable covenants related to the amended credit agreement as of March 31, 2017.

Our net cash from operating activities for the three months ended March 31, 2017 increased to $25.1 million, as compared to $14.7 million for the same period in 2016. The increase in net cash from operating activities was largely due to changes in working capital, the timing of income tax payments, and payment of retention agreements in connection with the NYCDA acquisition in January 2016. Capital expenditures were $3.8 million for the three months ended March 31, 2017, compared to $2.0 million for the same period in 2016.

During the three months ended March 31, 2017, we paid $2.9 million in cash dividends on our common stock. On May 2, 2017, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.25 per share of common stock. This dividend will be paid on June 19, 2017 to shareholders of record as of June 5, 2017. For the three months ended March 31, 2017, we did not repurchase any shares of common stock and, at March 31, 2017, had $70 million in repurchase authorization to use through December 31, 2017.

For the first quarter of 2017, bad debt expense as a percentage of revenue was 3.8% compared to 2.8% for 2016.

We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under the credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly FDIC-insured bank accounts. Excess cash is invested in money market funds, which is included in cash and cash equivalents at March 31, 2017 and 2016. During the three months ended March 31, 2017 and 2016, we earned interest income of $0.2 million and $0.1 million, respectively.

The table below sets forth our contractual commitments associated with operating leases, excluding subleases as of March  31, 2017 (in thousands):

	Payments Due By Period
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years
Operating leases	$128,649	$33,181	$52,392	$30,518	$12,558

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2017, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On July 2, 2015, we used approximately $116 million of our existing cash and cash equivalents to prepay our term loan and terminate an interest rate swap as part of an amendment to our credit and term loan agreement. The amended credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The amended credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility after prepayment of the term loan facility, and as of March 31, 2017. Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $1.5 million in interest expense per year assuming the entire $150 million revolving credit facility was utilized.

ITEM 4:   CONTROLS AND PROCEDURES

a)

Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of March 31, 2017, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings to which we or our property are subject.

Item 1A.   Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, Item 1A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, except that we have updated two of the risk factors to reflect recent developments occurring after the filing of our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K, as updated by this Quarterly Report on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”

The following risk factors update and supersede the risk factors with the same captions in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

On August 21, 2014, the Department of Education notified Strayer University that its Program Participation Agreement was approved on a provisional basis because of the Department of Education’s program reviews open at the time of issuance. On October 1, 2014, we received a fully executed provisional Program Participation Agreement which allows us to continue to administer Title IV aid through June 30, 2017, subject to the condition that Strayer University must obtain the Department of Education’s approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree and degree programs. Strayer University timely applied to the Department of Education for recertification to participate in Title IV programs on March 29, 2017.

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

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On October 1, 2014, Strayer University received an executed provisional Program Participation Agreement with the Department of Education allowing it to participate in Title IV programs until June 30, 2017. The Program Participation Agreement was issued on a provisional basis because of the Department of Education’s program reviews open at the time of issuance. Under the provisional agreement, the only material additional condition that the University must comply with is obtaining Department of Education approval for substantial changes, including the addition of any new location, level of academic offering, or non-degree and degree programs. Strayer University timely applied to the Department of Education for recertification to participate in Title IV programs on March 29, 2017.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million as of March 31, 2017, and is available for use through December 31, 2017.

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
Date: May 4, 2017

Exhibit Index

Exhibit	Description
3.1

Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 28, 2002).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2010).
3.3	First Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2017).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS XBRL Instance Document
101.	SCH XBRL Schema Document
101.	CAL XBRL Calculation Linkbase Document
101.	DEF XBRL Definition Linkbase Document
101.	LAB XBRL Label Linkbase Document
101.	PRE XBRL Presentation Linkbase Document