Form 10-Q
period 2017-09-30
STRAYER EDUCATION INC
filed 2017-10-30
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

As of October 23, 2017, there were outstanding 11,167,425 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2016	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$129,245	$150,483
Tuition receivable, net	20,532	20,626
Income taxes receivable	—	2,734
Other current assets	10,766	12,917
Total current assets	160,543	186,760
Property and equipment, net	73,124	74,335
Deferred income taxes	31,096	34,609
Goodwill	20,744	20,744
Other assets	13,189	12,127
Total assets	$298,696	$328,575

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,132	$50,514
Income taxes payable	1,883	—
Deferred revenue	16,691	21,784
Other current liabilities	133	—
Total current liabilities	59,839	72,298
Other long-term liabilities	50,483	40,788
Total liabilities	110,322	113,086

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,093,489 and 11,167,425 shares issued and outstanding at December 31, 2016 and September 30, 2017, respectively	111	112
Additional paid-in capital	35,453	44,021
Retained earnings	152,810	171,356
Total stockholders’ equity	188,374	215,489
Total liabilities and stockholders’ equity	$298,696	$328,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
Revenues	$102,156	$108,512	$321,809	$336,144
Costs and expenses:
Instruction and educational support	56,295	56,987	176,175	180,059
Marketing	25,388	26,790	61,434	64,734
Admissions advisory	4,691	5,318	13,171	14,813
General and administration	10,952	11,193	33,211	36,017
Total costs and expenses	97,326	100,288	283,991	295,623
Income from operations	4,830	8,224	37,818	40,521
Investment income	115	303	327	737
Interest expense	161	162	481	481
Income before income taxes	4,784	8,365	37,664	40,777
Provision for income taxes	1,906	2,138	14,580	13,670
Net income	$2,878	$6,227	$23,084	$27,107
Earnings per share:
Basic	$0.27	$0.58	$2.18	$2.54
Diluted	$0.27	$0.56	$2.14	$2.43
Weighted average shares outstanding:
Basic	10,616	10,701	10,608	10,671
Diluted	10,828	11,210	10,803	11,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at December 31, 2015	11,027,177	$110	$24,738	$118,008	$142,856
Tax shortfall associated with stock-based compensation arrangements	—	—	(51)	—	(51)
Restricted stock grants, net of forfeitures	66,781	1	(1)	—	—
Stock-based compensation	—	—	7,330	—	7,330
Net income	—	—	—	23,084	23,084
Balance at September 30, 2016	11,093,958	$111	$32,016	$141,092	$173,219

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at December 31, 2016	11,093,489	$111	$35,453	$152,810	$188,374
Restricted stock grants, net of forfeitures	73,936	1	(1)	—	—
Stock-based compensation	—	—	8,569	—	8,569
Common stock dividends	—	—	—	(8,561)	(8,561)
Net income	—	—	—	27,107	27,107
Balance at September 30, 2017	11,167,425	$112	$44,021	$171,356	$215,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30,
	2016	2017
Cash flows from operating activities:
Net income	$23,084	$27,107
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(211)	(133)
Amortization of deferred rent	(919)	(1,351)
Amortization of deferred financing costs	197	197
Depreciation and amortization	13,276	13,718
Deferred income taxes	(5,543)	(3,728)
Stock-based compensation	7,330	8,569
Changes in assets and liabilities:
Tuition receivable, net	425	(454)
Other current assets	(3,895)	(2,151)
Other assets	(2,264)	1,200
Accounts payable and accrued expenses	2,825	9,711
Income taxes payable and income taxes receivable	(4,854)	(4,401)
Deferred revenue	5,940	5,386
Other long-term liabilities	(5,284)	(9,298)
Net cash provided by operating activities	30,107	44,372

Cash flows from investing activities:
Purchases of property and equipment	(7,501)	(14,573)
Cash used in acquisition, net of cash acquired	(7,635)	—
Net cash used in investing activities	(15,136)	(14,573)

Cash flows from financing activities:
Payments of contingent consideration	(1,358)	—
Common dividends paid	—	(8,561)
Net cash used in financing activities	(1,358)	(8,561)
Net increase in cash and cash equivalents	13,613	21,238
Cash and cash equivalents — beginning of period	106,889	129,245
Cash and cash equivalents — end of period	$120,502	$150,483
Noncash transactions:
Purchases of property and equipment included in accounts payable	$112	$749

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

All information as of December 31, 2016 and September 30, 2016 and 2017, and for the three and nine months ended September 30, 2016 and 2017 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In addition, the Company had no items of other comprehensive income in the periods presented and accordingly comprehensive income is equal to net income. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

Revenue Recognition

The Company’s educational programs typically are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. During the nine months ended September 30, 2017, most of the Company’s revenue came from the University, which derived approximately 96% of its revenues from tuition revenue, which is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. This collectibility assessment considers available sources of funds for the student including financial aid programs provided through Title IV of the Higher Education Act. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

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

Revenue from students participating in the Graduation Fund is recorded in accordance with the Revenue Recognition Topic, ASC 605-50. The Company defers the value of benefits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $19.3 million and is included in deferred revenue as a current liability in the unaudited condensed consolidated balance sheets.

The table below presents activity in the Graduation Fund for the nine months ended September 30, 2016 and 2017 (in thousands):

	September 30,	September 30,
	2016	2017
Balance at beginning of period	$20,937	$29,499
Revenue deferred	14,753	17,494
Benefit redeemed	(9,139)	(12,551)
Balance at end of period	$26,551	$34,442

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. The Company had approximately $13,000 and $8,000 as of December 31, 2016 and September 30, 2017, respectively, of these unpaid obligations, which are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.

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

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2016 and September 30, 2017 (in thousands):

	December 31, 2016	September 30, 2017
Tuition receivable	$30,733	$33,183
Allowance for doubtful accounts	(10,201)	(12,557)
Tuition receivable, net	$20,532	$20,626

Approximately $2.3 million and $2.6 million of tuition receivable is included in other assets as of December 31, 2016 and September 30, 2017, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2016 and 2017 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
Allowance for doubtful accounts, beginning of period	$9,981	$11,760	$10,024	$10,201
Additions charged to expense	3,865	5,364	11,069	14,835
Write-offs, net of recoveries	(4,052)	(4,567)	(11,299)	(12,479)
Allowance for doubtful accounts, end of period	$9,794	$12,557	$9,794	$12,557

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

During the three months ended September 30, 2017, the Company updated its revenue projections used to estimate the fair value of contingent consideration related to its acquisition of NYCDA (see Note 3). Accordingly, the Company reassessed the recoverability of goodwill assigned to NYCDA and performed Step 1 of the goodwill impairment test as well as a quantitative impairment test of the indefinite-lived intangible asset. Based on these tests, the Company determined the fair value of NYCDA exceeded its carrying value and there was no impairment of the goodwill and indefinite-lived intangible asset assigned to NYCDA as of September 30, 2017.

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 11,093,489 and 11,167,425 shares were issued and outstanding as of December 31, 2016 and September 30, 2017, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which has been issued or outstanding since 2004. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

In July 2017, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.25 per share of common stock. The dividend was paid on September 18, 2017.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited consolidated statements of income for each of the three and nine months ended September 30, 2016 and 2017 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

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

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2017 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
Weighted average shares outstanding used to compute basic earnings per share	10,616	10,701	10,608	10,671
Incremental shares issuable upon the assumed exercise of stock options	—	38	—	38
Unvested restricted stock and restricted stock units	212	471	195	465
Shares used to compute diluted earnings per share	10,828	11,210	10,803	11,174

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for doubtful accounts, useful lives of property and equipment, fair value of future contractual operating lease obligations, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, fair value of contingent consideration, and the provision for income taxes. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is for a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The effective date of ASU 2014-09 is for fiscal years, and interim periods within those years, beginning after December 15, 2017. During 2016 and 2017, the FASB issued additional ASUs amending certain aspects of ASU 2014-09. ASU 2014-09 allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach, with the cumulative effect of initial application of the revised guidance recognized at the date of initial application.

The Company is finalizing its assessment of key revenue streams, including a comparison of current accounting policies and practices to the new standard, and is determining the appropriate changes to business processes and controls. Based on its evaluation to date, the Company believes that under the new standard the allocation of revenue to certain performance obligations may result in changes in the timing of revenue recognition between interim periods for one of its performance obligations. However, any changes associated with the adoption of ASU 2014-09 are not expected to have a significant impact on annual revenue recognized, and are not expected to have a material impact on the Company’s consolidated financial statements. The Company plans to adopt ASU 2014-09 using the modified retrospective approach and accordingly will complete the analysis of the cumulative effect adjustment to retained earnings and prepare enhanced disclosures pertaining to revenue recognition for the quarterly and annual filings beginning in the first quarter of 2018.

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

3.  Acquisition of New York Code and Design Academy

On January 13, 2016, the Company acquired all of the outstanding stock of New York Code and Design Academy, Inc. (“NYCDA”), a provider of web and application software development courses primarily based in the New York City area (the “Acquisition”). The Acquisition supports the Company’s strategy to complement its traditional degree offerings with a broader platform of educational services. The Company incurred transaction costs of approximately $0.2 million, which were included in general and administrative costs in the unaudited consolidated statements of income in the period those costs were incurred. The Acquisition was accounted for as a business combination.

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

In addition, the Company paid a total of $4.6 million to two of NYCDA’s founders who are required to remain employed for at least three years from the acquisition date. If either of them terminates employment voluntarily, or is terminated for cause (as defined), he is required to reimburse the Company his respective portion of the retention amount. This amount was classified as prepaid compensation and is amortized to compensation expense over three years.

Total potential cash payments for the Acquisition, including the contingent cash payments and prepaid compensation, could total $25.0 million.

The allocation of the purchase price was as follows (in thousands):

	Purchase
	Price
	Allocation	Useful Life
Cash	$790
Other assets	1,265
Intangibles:
Trade name	5,660	Indefinite
Goodwill	13,944
Liabilities assumed	(4,734)
Total assets acquired and liabilities assumed, net	16,925
Less: contingent consideration	(14,500)
Less: cash acquired	(790)
Cash paid for acquisition, net of cash acquired	$1,635

The fair value of the Earnout was originally measured by applying a probability discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions include a discount rate of 4.5% and expected future value of payments, at the time, of $12.5 million. Following its initial recognition, the Company assesses the carrying value of the Earnout to the fair value of the remaining payments. Fair value is then adjusted as necessary to reflect revisions to the business plan, expectations relative to achieving the performance targets over the earnout period, and the impact of the discount rate. No adjustment to the Earnout was recorded in the three and nine months ended September 30, 2016. During the three months ended June 30, 2017, the Company updated its near-term revenue projections for NYCDA and reduced the balance of the contingent consideration by $2.3 million. During the three months ended September 30, 2017, following delays in implementing its marketing strategy to enroll new students, the Company further updated its revenue projections during the Earnout measurement period resulting in a reduction in the contingent consideration balance by an additional $5.5 million. The fair value of the Earnout at September 30, 2017 is zero, and the maximum possible amount that could be paid is $11.5 million.

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

The following details the changes in the Company’s restructuring liability for lease and related costs during the nine months ended September 30, 2016 and 2017 (in thousands):

	September 30,	September 30,
	2016	2017
Balance at beginning of period(1)	$20,055	$11,985
Adjustments(2)	(1,695)	375
Payments	(4,434)	(2,884)
Balance at end of period(1)	$13,926	$9,476

(1)

The current portion of restructuring liabilities was $4.2 million and $3.2 million as of December 31, 2016 and September 30, 2017, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

(2)	Adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements.

5.    Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2017 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets/Liabilities	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$15,199	$15,199	$—	$—

Liabilities:
Deferred payments	$4,424	$—	$—	$4,424

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2016 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,103	$5,103	$—	$—

Liabilities:
Deferred payments	$11,741	$—	$—	$11,741

The Company measures the above items on a recurring basis at fair value as follows:

•

Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2016 and September 30, 2017 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•

Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011 and 2016. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using models that encompass significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, obtaining regulatory approvals for expansion into new markets, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.4 million as of September 30, 2017 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods, and no assets or liabilities were transferred between levels of the fair value hierarchy during the nine months ended September 30, 2016 or 2017.

Changes in the fair value of the Company’s Level 3 deferred payment liabilities during the nine months ended September 30, 2016 and 2017 are as follows (in thousands):

	September 30, 2016	September 30, 2017
Balance at beginning of period	$3,278	$11,741
Amounts paid	(7,358)	(1,133)
Contingent consideration in connection with NYCDA acquisition	14,500	—
Other adjustments to fair value	1,920	(6,184)
Balance at end of period	$12,340	$4,424

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

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the nine months ended September 30, 2017:

	Number of shares or units	Weighted- average Grant price
Balance, December 31, 2016	727,100	$97.53
Grants	75,140	82.18
Vested shares	(84,718)	66.60
Forfeitures	(1,204)	62.28
Balance, September 30, 2017	716,318	$99.64

Stock Options

The table below sets forth the stock option activity and other stock option information as of and for the nine months ended September 30, 2017:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic value(1)
	shares	exercise price	life (years)	(in thousands)
Balance, December 31, 2016	100,000	$51.95	4.1	$2,868
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, September 30, 2017	100,000	$51.95	3.3	$3,532
Exercisable, September 30, 2017	100,000	$51.95	3.3	$3,532

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

Valuation and Expense Information under Stock Compensation Topic ASC 718

At September 30, 2017, total stock-based compensation cost which has not yet been recognized was $17.8 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 24 months on a weighted-average basis. Awards of approximately 561,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and nine months ended September 30, 2016 and 2017 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2017	2016	2017
Instruction and educational support	$522	$548	$678	$1,363
Marketing	—	—	—	—
Admissions advisory	—	—	—	—
General and administration	1,882	2,366	6,652	7,206
Stock-based compensation expense included in operating expense	2,404	2,914	7,330	8,569
Tax benefit	957	1,151	2,857	3,384
Stock-based compensation expense, net of tax	$1,447	$1,763	$4,473	$5,185

During the nine months ended September 30, 2016, the Company recognized a tax shortfall related to share-based payment arrangements of approximately $51,000, which was recorded as an adjustment to additional paid-in capital. During the nine months ended September 30, 2017, the Company recognized a tax windfall related to share-based payment arrangements of approximately $0.6 million, which was recorded as an adjustment to the provision for income taxes following the adoption of ASU 2016-09. No stock options were exercised during the nine months ended September 30, 2016 or 2017.

7.    Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31, 2016	September 30, 2017
Deferred revenue, net of current portion	$17,981	$18,274
Deferred rent and other facility costs	8,251	7,406
Loss on facilities not in use	7,813	6,227
Deferred payments related to acquisitions	13,754	5,979
Lease incentives	2,684	2,902
Other long-term liabilities	$50,483	$40,788

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

Deferred Payments Related to Acquisitions

In the first quarter of 2016, the Company acquired NYCDA and entered into deferred payment arrangements with the sellers in connection with this transaction. In April and August 2016, NYCDA received state regulatory permits and the Company subsequently paid $6.0 million and $0.5 million of deferred payments to the sellers, respectively. The fair value of the deferred payment arrangements at September 30, 2017 is zero, and the maximum possible amount that could be paid is $11.5 million. See Note 3 for further information on the NYCDA deferred payments.

In 2011, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $3.4 million and $3.2 million as of December 31, 2016 and September 30, 2017, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

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

8.    Income Taxes

The Company had $0.3 million of unrecognized tax benefits at September 30, 2017, resulting from tax positions taken during the nine months ended September 30, 2017. In addition, the Company recognized approximately $0.3 million of benefits in each of the nine months ended September 30, 2016 and 2017 related to tax positions taken during prior years. The Company did not incur expense for interest and penalties in the nine months ended September 30, 2017, and recorded approximately $0.1 million of expense for interest and penalties in the nine months ended September 30, 2016.

The Company does not expect its unrecognized tax benefits will be realized. If amounts accrued are different than amounts ultimately assessed by taxing authorities, the Company would record an adjustment to income tax expense. The Company does not anticipate significant changes to other unrecognized tax benefits.

The Company paid $25.0 million and $21.8 million in income taxes during the nine months ended September 30, 2016 and 2017, respectively.

9.    Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

10.  Regulation

The Company, the University, and NYCDA are subject to significant state regulatory oversight, as well as federal regulatory oversight, in the case of the Company and the University.

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. On October 31, 2014, the Department of Education (the “Department”) published final regulations related to gainful employment. The regulations went into effect on July 1, 2015, with the exception of new disclosure requirements that were originally scheduled to go into effect January 1, 2017, but which have now been delayed, to some extent, until July 1, 2018. Additionally, the Department announced, on June 16, 2017, its intention to conduct negotiated rulemaking proceedings to revise the gainful employment regulations. Those proceedings are expected to begin in December 2017.

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

The new regulations also require institutions annually to report student- and program-level data to the Department, and comply with additional disclosure requirements. Final regulations adopted by the Department, which generally became effective on July 1, 2011, require an institution to use a template designed by the Department to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. The regulations that became effective July 1, 2015 expanded upon those existing disclosure requirements, and institutions were expected to update their disclosure templates to comply by January 1, 2017. However, the Department delayed the requirements until April 3, 2017 and then until July 1, 2017. On June 30, 2017, the Department further delayed, until July 1, 2018, the requirements that an institution include the disclosure template, or a link thereto, in its gainful employment program promotional materials and directly distribute the disclosure templates to prospective students. The Department did not change the July 1, 2017 effective date for the requirement to provide an updated disclosure template, or a link thereto, on gainful employment program web pages. The University is in compliance with that requirement.

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

Borrower Defenses to Repayment

Pursuant to the Higher Education Act and following negotiated rulemaking, on November 1, 2016, the Department published final regulations that, inter alia, would have specified the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Direct Loan Program. Although the regulations were scheduled to become effective on July 1, 2017, on June 16, 2017, the Department delayed indefinitely the effective date of selected provisions of the regulations and announced its intention to conduct negotiated rulemaking proceedings to revise the regulations. Those proceedings are expected to begin in November 2017. On October 24, 2017, the Department published an interim final rule to delay until July 1, 2018 the effective date of the selected provisions. On October 24, 2017, the Department also published a notice of proposed rulemaking to delay until July 1, 2019 the effective date of the selected provisions.

The Clery Act

The University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”) including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013. On October 20, 2014, the Department promulgated regulations, effective July 1, 2015, implementing amendments to the Clery Act. In addition, the Department has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. On September 22, 2017, the Department withdrew the statements of policy and guidance reflected in two guidance documents issued under the Obama administration and issued interim guidance about campus sexual misconduct. In the interim guidance, the Department announced that it intends to conduct negotiated rulemaking proceedings to revise its regulations related to institutions’ Title IX responsibilities. Failure by the University to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department fining the University or limiting or suspending its participation in Title IV programs, could lead to litigation, and could harm the University’s reputation. The Company believes that the University is in compliance with these requirements.

Compliance Reviews

The University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. In 2014, the Department conducted four campus-based program reviews of University locations in three states and the District of Columbia. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Clery Act, the Drug-Free Schools and Communities Act, and regulations related thereto. For three of the program reviews, the University received correspondence from the Department in 2015 closing the program reviews with no further action required by the University. For the other program review, in 2016, the University received a Final Program Review Determination Letter identifying a payment of less than $500 due to the Department based on an underpayment on a return to Title IV calculation, and otherwise closing the review. The University remitted payment, and received a letter from the Department indicating that no further action was required and that the matter was closed.

Program Participation Agreement

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On October 13, 2017, the Department informed the University that it was approved to participate in Title IV programs with full certification through June 30, 2021.

NYCDA

NYCDA currently provides on-ground courses in New Jersey, New York, Pennsylvania, Utah, and the District of Columbia, and in the Netherlands, but is not accredited, does not participate in state or federal student financial aid programs, and is not subject to the regulatory requirements applicable to accredited schools and schools that participate in such financial aid programs such as those described above. Programs such as those offered by NYCDA are regulated by each individual state.

11.  Subsequent Event

On October 29, 2017, the Company, Sarg Sub Inc., a Minnesota corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Capella Education Company, a Minnesota corporation (“Capella”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions specified therein, Merger Sub will be merged with and into Capella (the “Merger”), with Capella surviving as a direct, wholly owned subsidiary of the Company.

At the effective time of the Merger (the “Effective Time”), each share of common stock of Capella (“Capella Common Stock”) issued and outstanding immediately prior to the Effective Time (other than the shares that are owned by Capella, the Company, Merger Sub or any wholly owned subsidiary of Capella, the Company or Merger Sub) will be converted into the right to receive 0.875 of a newly issued share of common stock of the Company (the “Company Common Stock”) (“Merger Consideration”). No fractional shares of Company Common Stock will be issued in the Merger, and Capella shareholders will receive cash in lieu of fractional shares as part of the Merger Consideration, as specified in the Merger Agreement.

The respective boards of directors of the Company and Capella have unanimously approved the Merger Agreement, and the board of directors of Capella has agreed to recommend that Capella’s shareholders adopt the Merger Agreement. In addition, the board of directors of the Company has agreed to recommend that the Company’s stockholders approve the issuance of shares of Company Common Stock in the Merger and the amendment to the Company certificate of incorporation to, among other things (i) change the Company’s name to “Strategic Education, Inc.” and (ii) increase the number of shares of Company Common Stock that the Company is authorized to issue to 32,000,000 shares to, among other things, allow for the payment of the Merger Consideration.

The consummation of the Merger is subject to customary closing conditions, including, but not limited to, (i) the approval of Company stockholders and Capella stockholders, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iii) the receipt of certain regulatory approvals from educational agencies

(including the Department of Education and Capella University’s accreditor). The parties expect the Merger will be completed in the third quarter of 2018.

The Merger Agreement provides for certain termination rights for both Capella and the Company. Upon termination of the Merger Agreement under certain specified circumstances (including to accept a superior proposal), the Company may be required to pay Capella a termination fee of $25,000,000, and upon termination of the Merger Agreement under certain specified circumstances (including to accept a superior proposal), Capella may be required to pay the Company a termination fee of $25,000,000. In addition, if the Merger Agreement is terminated by either party as a result of Capella’s failure to obtain stockholder approval, or is terminated by the Company due to Capella’s breach of its representations and covenants and such breach would result in the closing conditions not being satisfied, then Capella may be required to reimburse transaction expenses up to $8,000,000. The Company may be required to reimburse transaction expenses up to $8,000,000 in reciprocal circumstances.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, rulemaking by the Department of Education and increased focus by the U. S. Congress on for-profit education institutions, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in the Company’s Annual Report on Form 10-K and its other filings with the Securities and Exchange Commission, including in Part II, “Item 1A. Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, and in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements.

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

Tuition receivable and deferred revenue for our students are recorded upon the start of the course, which for the University is the start of the academic term. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and deferred revenue generally represents advance payments for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than one year past due is charged against the allowance. Accounts less than one year past due are reserved according to the length of time the balance has been outstanding. In establishing reserve amounts, we also consider the status of students as to whether or not they are currently enrolled for the next term, as well as the likelihood of recovering balances that have previously been written off, based on historical experience. Bad debt expense as a percentage of revenues for the third quarter of 2016 and 2017 was 3.8% and 4.9%, respectively.

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

Revenue recognition — Like many traditional institutions, the University offers its educational programs on a quarter system having four academic terms, which coincide with our quarterly financial reporting periods. NYCDA’s revenues are recognized as services are provided, generally ratably over the length of a course. Approximately 96% of the University’s revenues during the nine months ended September 30, 2017 consisted of tuition revenue. Tuition revenue is recognized ratably over the course of instruction as the University provides academic services in a given term, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. At the start of each academic term or program, a liability (deferred revenue) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as deferred revenue.

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

New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. Revenue and the value of the benefit earned by students participating in the Graduation Fund is recognized based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree. Estimated redemption rates of eligible students vary based on their term of enrollment. As of September 30, 2017, we had deferred $34.4 million for estimated redemptions earned under the Graduation Fund, as compared to $29.5 million at December 31, 2016. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the third quarter of 2017, our bad debt expense was 4.9% of revenue, compared to 3.8% for the same period in 2016. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of September 30, 2017 would have changed our income from operations by approximately $0.4 million.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If our estimates change or if we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. During the nine months ended September 30, 2017 and 2016, we reduced our liability for leases by approximately $0.3 million and $2.0 million, respectively.

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

Results of Operations

In the third quarter of 2017, we generated $108.5 million in revenue, a 6% increase compared to 2016, principally due to a 7% increase in total enrollment and partially offset by a 1% decline in revenue per student. Income from operations was $8.2 million for the third quarter of 2017. During the third quarter of 2017, we recorded approximately $2.1 million in net benefits related to a reduction in the value of contingent consideration payable under the NYCDA acquisition, partially offset by nonrecurring personnel costs associated with a one-time staff reduction program. Income from operations for the third quarter of 2016 was $4.8 million, which includes a $0.2 million noncash benefit to reduce our liability for leases on facilities no longer in use. Net income in the third quarter of 2017 was $6.2 million, including approximately $2.4 million in after-tax benefits from the nonrecurring adjustments described above, compared to $2.9 million for the same period in 2016, which reflected approximately $0.1 million in after-tax benefits from the nonrecurring adjustments described above. Diluted earnings per share was $0.56 compared to $0.27 for the same period in 2016. Diluted earnings per share for the third quarter of 2017 and 2016 was $0.34 and $0.25 per share, respectively, after the nonrecurring adjustments

Key enrollment trends by quarter for the University were as follows:

Enrollment

% Change vs Prior Year

20
15
10
5
0
-5
-10
4
2
-1
2
2
0
-5
0
0
-7
6
4
13
6
8
6
8
6
7
7
New Enrollment
Total Enrollment
Summer '15
Fall '15
Winter '16
Spring '16
Summer '16
Fall '16
Winter '17
Spring '17
Summer '17

Since 2013, we have introduced a number of initiatives in response to the variability in our enrollment. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced the University undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. We also introduced the Graduation Fund in mid-2013, whereby qualifying students can receive one free course for every three courses successfully completed. The free courses are redeemable in the student’s final academic year. In 2015, we launched Strayer@Work, which works with Fortune 1000 companies to structure customized education and training programs for their employees, often with significant discounts to our published tuition rates. In January 2016, we acquired NYCDA, which charges variable tuition by program based on the number of hours of instruction. These initiatives had a net negative impact on revenue per student, which declined 1% in 2016, and is expected to decrease slightly in 2017, by approximately 2%.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Enrollment. Total enrollments at the University for the summer term 2017 increased to 41,679 students, from 38,813 for the summer term 2016. New student enrollments increased by 7%, and continuing student enrollments increased by 8%.

Revenues. Revenues increased 6% to $108.5 million in the third quarter of 2017 from $102.2 million in the third quarter of 2016, principally due to total enrollment growth of 7%, partially offset by a decline in revenue per student of 1%. The decline in revenue per student is largely attributable to a new pricing structure which was implemented for the first quarter of 2014 which reduced tuition for new undergraduate students by approximately 20%, and gave eligible students access to the Graduation Fund. Revenues for undergraduate students increased 11% in the three months ended September 30, 2017, driven by an increase in total undergraduate enrollment of 13%, partially offset by a decline in revenue per student of 2%. We expect this decline in revenue per student to continue at the undergraduate level as we enroll more new undergraduate students. For graduate students, revenues decreased 5% in 2017, driven by a decline in total graduate enrollment of 6%.

Instruction and educational support expenses. Instruction and educational support expenses increased $0.7 million to $57.0 million in the third quarter of 2017 from $56.3 million in the third quarter of 2016, principally due to increases in bad debt expense and nonrecurring personnel costs associated with a one-time staff reduction program, offset by a noncash adjustment to reduce the value of contingent consideration related to our acquisition of NYCDA. Instruction and educational support expenses as a percentage of revenues decreased to 52.5% in the third quarter of 2017 from 55.1% in the third quarter of 2016.

Marketing expenses. Marketing expenses increased $1.4 million, or 6%, to $26.8 million in the third quarter of 2017 from $25.4 million in the third quarter of 2016, principally due to increased investments in branding initiatives. Marketing expenses as a percentage of revenues decreased to 24.7% in 2017 from 24.9% in 2016.

Admissions advisory expenses. Admissions advisory expenses increased $0.6 million, or 13%, to $5.3 million in the third quarter of 2017 from $4.7 million in the third quarter of 2016 due primarily to increased personnel costs. Admissions advisory expenses as a percentage of revenues increased to 4.9% in the third quarter of 2017 from 4.6% in the third quarter of 2016.

General and administration expenses.  General and administration expenses increased $0.2 million to $11.2 million in the third quarter of 2017 from $11.0 million in the third quarter of 2016,  related primarily to increased personnel and corporate compliance costs.  General and administration expenses as a percentage of revenues decreased to 10.3% in the third quarter of 2017 from 10.7% in the third quarter of 2016.

Income from operations. Income from operations increased $3.4 million, or 70%, to $8.2 million in the third quarter of 2017 from $4.8 million in the third quarter of 2016.

Investment income and interest expense.  Investment income increased to $0.3 million in the third quarter of 2017 compared to $0.1 million in the third quarter of 2016 as a result of higher yields and an increase in our cash balances. Interest expense was $0.2 million in the third quarter of both 2017 and 2016. We have $150.0 million available under our revolving credit facility and no borrowings outstanding as of September 30, 2017.

Provision for income taxes.  Income tax expense was $2.1 million in the third quarter of 2017, compared to $1.9 million in the third quarter of 2016. Our effective tax rate for the quarter was 25.6% and was favorably impacted by the reduction in the value of contingent consideration related to the NYCDA acquisition, which is not subject to income tax. We expect our effective tax rate, including the effect of tax benefits associated with the vesting of restricted stock and the impacts of the contingent consideration adjustments referenced above, to be approximately 34.0% for 2017.

Net income. Net income increased  $3.3 million to $6.2 million in the third quarter of 2017 from $2.9 million in the third quarter of 2016 due to the factors discussed above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Enrollment.  Average enrollments at the University increased 6% to 42,826 students for the nine months ended September 30, 2017 compared to 40,238 students for the same period in 2016.

Revenues. Revenues increased 4% to $336.1 million in the nine months ended September 30, 2017 from $321.8 million in the nine months ended September 30, 2016, principally due to total enrollment growth of 6%, partially offset by a decline in revenue per student of 2%. The decline in revenue per student is largely attributable to a new pricing structure which was implemented for the first quarter of 2014 which reduced tuition for new undergraduate students by approximately 20%, and gave eligible students access to the Graduation Fund. Revenues for undergraduate students increased 10% in the nine months ended September 30, 2017, driven by an increase in total undergraduate enrollment of 13%, partially offset by a decline in revenue per student of 3%. We expect this decline in revenue per student to continue at the undergraduate level as we enroll more new undergraduate students. For graduate students, revenues decreased 7% in 2017, driven by a decline in total graduate enrollment of 8%, partially offset by an increase in revenue per student of 1%. The increase in graduate revenue per student was due primarily to increased average tuition per class compared to 2016.

Instruction and educational support expenses. Instruction and educational support expenses increased $3.9 million, or 2%, to $180.1 million in the nine months ended September 30, 2017 from $176.2 million in the nine months ended September 30, 2016. The increase primarily resulted from increases in personnel costs associated with a one-time staff reduction program and increased bad debt expense, offset by adjustments to reduce the value of contingent consideration related to our acquisition of NYCDA. Instruction and educational support expenses as a percentage of revenues decreased to 53.6% in the nine months ended September 30, 2017 from 54.7% in the nine months ended September 30, 2016.

Marketing expenses. Marketing expenses increased $3.3 million, or 5%, to $64.7 million in the nine months ended September 30, 2017 from $61.4 million in the nine months ended September 30, 2016, principally due to increased investments in branding initiatives. Marketing expenses as a percentage of revenues increased to 19.3% in the nine months ended September 30, 2017 from 19.1% in the nine months ended September 30, 2016.

Admissions advisory expenses. Admissions advisory expenses increased $1.6 million, or 12%, to $14.8 million in the nine months ended September 30, 2017 from $13.2 million in the nine months ended September 30, 2016, primarily due to increased personnel costs. Admissions advisory expenses as a percentage of revenues increased to 4.4% in the nine months ended September 30, 2017 from 4.1% in the nine months ended September 30, 2016.

General and administration expenses. General and administration expenses increased $2.8 million to $36.0 million in the nine months ended September 30, 2017 from $33.2 million in the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we recorded a $2.0 million noncash benefit associated with adjustments to our reserve for leases on facilities no longer in use. General and administration expenses as a percentage of revenues increased to 10.7% in the nine months ended September 30, 2017 from 10.3% in the nine months ended September 30, 2016.

Income from operations. Income from operations increased $2.7 million, or 7%, to $40.5 million in the nine months ended September 30, 2017 from $37.8 million in the nine months ended September 30, 2016.

Investment income and interest expense. Investment income increased to $0.7 million in the nine months ended September 30, 2017 compared to $0.3 million in the nine months ended September 30, 2016, as a result of higher yields and an increase in our cash balances. Interest expense was $0.5 million in both of the nine months ended September 30, 2017 and 2016. We have $150.0 million available under our revolving credit facility and no borrowings outstanding as of September 30, 2017.

Provision for income taxes. Income tax expense decreased to $13.7 million in the nine months ended September 30, 2017 from $14.6 million in the nine months ended September 30, 2016. This decrease reflects a tax surplus recorded in the current year associated with the vesting of certain shares of restricted stock. In addition, we recognized tax benefits resulting from the reduction in the value of contingent consideration related to the NYCDA acquisition. We expect our effective tax rate, including the effect of tax benefits associated with the vesting of restricted stock and the impacts of the contingent consideration adjustments referenced above, to be approximately 34.0% for 2017 compared to 39.3% in 2016.

Net income. Net income increased  $4.0 million to $27.1 million in the nine months ended September 30, 2017 from $23.1 million in the nine months ended September 30, 2016 due to the factors discussed above.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of $150.5 million compared to $129.2 million at December 31, 2016 and $120.5 million at September 30, 2016. At September 30, 2017, most of our cash was held in demand deposit accounts at high credit quality financial institutions.

We are party to a credit agreement which provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility during each of the nine months ended September 30, 2016 and 2017, and as of September 30, 2017.

Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. During each of the nine months ended September 30, 2017 and 2016, we paid unused commitment fees of $0.3 million. We were in compliance with all applicable covenants related to the credit agreement as of September 30, 2017.

Our net cash from operating activities for the nine months ended September 30, 2017 increased to $44.4 million, as compared to $30.1 million for the same period in 2016. The increase in net cash from operating activities was largely due to the payment of retention agreements in connection with the NYCDA acquisition in January 2016, cash provided by changes in working capital, and the timing of income tax payments in 2017 compared to 2016.

Capital expenditures were $14.6 million for the nine months ended September 30, 2017, compared to $7.5 million for the same period in 2016.

The Board of Directors declared an annual dividend of $1.00 per common share, payable quarterly. During the nine months ended September 30, 2017, we have paid a total of $8.6 million in cash dividends on our common stock. For the nine months ended September 30, 2017, we did not repurchase any shares of common stock and, at September 30, 2017, had $70 million in repurchase authorization to use through December 31, 2017.

For the third quarter of 2017, bad debt expense as a percentage of revenue was 4.9% compared to 3.8% for the third quarter of 2016.

We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly demand deposit bank accounts and money market funds, which is included in cash and cash equivalents at September 30, 2017 and 2016. During the nine months ended September 30, 2017 and 2016, we earned interest income of $0.7 million and $0.3 million, respectively.

The table below sets forth our contractual commitments associated with operating leases, excluding subleases as of September 30, 2017 (in thousands):

	Payments Due By Period
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years
Operating leases	$119,061	$31,782	$49,750	$26,384	$11,145

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2017, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On July 2, 2015, we used approximately $116 million of our existing cash and cash equivalents to prepay our term loan and terminate an interest rate swap as part of an amendment to our credit and term loan agreement. The credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility after prepayment of the term loan facility, and as of September 30, 2017. Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $1.5 million in interest expense per year assuming the entire $150 million revolving credit facility was utilized.

ITEM 4:   CONTROLS AND PROCEDURES

a)

Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of September 30, 2017, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings to which we or our property are subject.

Item 1A.   Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, except that we have updated two of the risk factors to reflect recent developments occurring after the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. The risks described in our Annual Report on Form 10-K, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, and this Quarterly Report on Form 10-Q, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”

The following risk factors update and supersede the risk factors with the same captions in our Annual Report on Form 10-K for the year ended December 31, 2016, as updated by our Quarterly Reports  on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

We are subject to compliance reviews, which, if they resulted in a material finding of noncompliance, could affect our ability to participate in Title IV programs.

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and related lawsuits by government agencies, accrediting agencies and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs, and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. The Department of Education could limit, suspend, or terminate our participation in Title IV programs, place us on a more restrictive, slower payment method for receipt of Title IV program funds, or impose other penalties such as requiring us to make refunds, pay liabilities, or pay an administrative fine upon a material finding of noncompliance.

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

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On October 13, 2017, the Department informed the University that it was approved to participate in Title IV programs with full certification through June 30, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million as of September 30, 2017, and is available for use through December 31, 2017.

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
Date: October 30, 2017