Form 10-K
period 2017-12-31
STRAYER EDUCATION INC
filed 2018-03-01
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was $997.6 million.

The total number of shares of common stock outstanding as of February 1, 2018 was 11,161,266.

STRAYER EDUCATION, INC.

FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

This document and the documents incorporated by reference herein include “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, in particular, the statements about our plans, strategies, and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We have typically used the words “expect,” “estimate,” “assume,” “believe,” “anticipate,” “will,” “forecast,” “outlook”, “plan,” “project,” and similar expressions in this document and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to many risks, uncertainties and assumptions, including, among other things:

•	the pace of growth of student enrollment;

•

our continued compliance with Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act” or “HEA”), and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements;

•	rulemaking by the Department of Education and increased focus by the U.S. Congress on for-profit education institutions;

•	competitive factors;

•	risks associated with the opening of new campuses;

•	risks associated with the offering of new educational programs and adapting to other changes;

•	risks related to the timing of regulatory approvals;

•	our ability to continue to implement our growth strategy;

•

the risk that our pending merger with Capella may not be completed in a timely manner or at all due to the failure to satisfy other conditions (including obtaining required regulatory and education agency approvals) to completion of the merger;

•	the occurrence of any event, change, or other circumstance that could give rise to the termination of the merger agreement with Capella;

•	the outcome of any legal proceeding that may be instituted against Strayer, Capella, and others prior to the consummation of our merger with Capella;

•	the amount of the costs, fees, expenses, and charges related to our pending merger with Capella;

•	the risk that the benefits of our merger with Capella, including expected synergies, may not be fully realized or may take longer to realize than expected;

•	the risk that our merger with Capella may not advance the combined company’s business strategy and growth strategy;

•	the risk that the combined company may experience difficulty integrating Strayer’s and Capella’s employees or operations;

•	the potential diversion of our management’s attention resulting from our pending merger with Capella;

•	risks associated with the ability of our students to finance their education in a timely manner; and

•	general economic and market conditions.

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

References to “we,” “us,” “our,” “Strayer,” the “Corporation,” and the “Company” refer to Strayer Education, Inc., together with our consolidated subsidiaries Strayer University and the New York Code and Design Academy, unless the context suggests otherwise.

Item 1.       Business

Overview

Our company provides a variety of post-secondary education and other academic programs through two wholly-owned subsidiaries, Strayer University (the “University”) and the New York Code and Design Academy (“NYCDA”).

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, nursing, public administration, and criminal justice at 71 physical campuses, predominantly located in the eastern United States, and online. Strayer University also offers an executive MBA online through its Jack Welch Management Institute (“JWMI”). For the 2017 fall term, we had 48,144 students enrolled in our programs. Strayer University is accredited by the Middle States Commission on Higher Education (hereinafter referred to as “Middle States” or “Middle States Commission”), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education (“Department of Education” or the “Department”). Middle States is located at 3624 Market Street, Philadelphia, PA 19104 (267-284-5000). By offering its programs both online and in physical classrooms, the University provides its working adult students more flexibility and convenience. Strayer University, with its online offerings, attracts students from around the country and throughout the world.

The New York Code and Design Academy provides non-degree courses in web and application software development, primarily at its campuses in New York City and in Philadelphia, PA. NYCDA is licensed by the New York Bureau of Proprietary School Supervision, but is not accredited and does not participate in state or federal student financial aid programs. We acquired NYCDA on January 13, 2016.

On October 29, 2017, we entered into a merger agreement with Capella Education Company (“Capella”). Capella provides post-secondary education and job-skills programs primarily through its subsidiary Capella University. The merger was approved by our shareholders and by Capella’s stockholders on January 19, 2018. Upon consummation of the merger, Capella will become our wholly-owned subsidiary and will continue to offer its education programs through Capella University. Pursuant to the merger, we will issue 0.875 shares of Strayer Common Stock for each issued and outstanding share of Capella Common Stock, and outstanding equity awards held by current Capella employees and certain non-employee directors will be assumed by us and converted into comparable Strayer awards at the exchange ratio. Outstanding equity awards held by Capella non-employee directors who will not serve as directors of Strayer after completion of the merger and by former Capella employees will be settled in connection with completion of the merger in exchange for cash payments as specified in the merger agreement. Following the merger, Strayer and Capella stockholders are expected to own approximately 52% and 48%, respectively, of the outstanding combined company shares on a fully diluted basis, based on the number of shares currently expected to be outstanding immediately prior to the effective time of the merger. Also, in connection with the completion of the merger and as approved by our shareholders on January 19, 2018, we will change our name to Strategic Education, Inc. and increase the number of shares of authorized Common Stock to 32,000,000. The merger is anticipated to close in the third quarter of 2018, subject to the satisfaction of customary closing conditions, including the receipt of approval by the Higher Learning Commission.

We generated net revenue of $455 million in 2017. For more information regarding our revenues, profits, and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

Industry Background

The market for post-secondary education is large, fragmented, and competitive. According to the National Center for Education Statistics, more than 20.4 million students attend approximately 7,000 post-secondary institutions in the United States. About 1.6 million students attend proprietary institutions. Controversy about the cost of higher education, under-employment of many college graduates, and persistent negative media coverage has caused some prospective students to question the value proposition of higher education. According to the National Student Clearinghouse Research Center, college enrollments in all higher education sectors declined 1.4% and 1.0% in fall 2016 and 2017, respectively. Enrollment at proprietary colleges declined 14.5% and 7.1% in fall 2016 and 2017, respectively. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”) and concerns about potential reductions in such funding also could negatively impact demand for higher education.

Notwithstanding weaker demand dynamics over the past few years, we believe that over time, demand for post-secondary education will increase as a result of demographic, economic, and social trends. The U.S. Census Bureau has reported that approximately 62 million adults over the age of 25 in the United States do not have more than a high school education, and approximately 36 million adults over the age of 25 have some college experience but have not completed a college degree. Other trends that could positively impact demand for our programs include:

•	increasing demand by employers for certain types of professional and skilled workers;

•	growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.6 million in 2017-2018, according to the National Center for Education Statistics;

•	the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education;

•	a number of initiatives underway to reduce the cost of a post-secondary education; and

•	continued demand from working adults for programs offered by regionally accredited institutions.

Company Strengths

We have a track record of providing practical and convenient education programs and solutions for working adults and employers. We believe the following strengths position us to capitalize on the demand for post-secondary education:

•	Consistent operating history. Strayer University has been in continuous operation since 1892 and has demonstrated an ability to operate consistently and grow profitably.

•

Practical and diversified programs. We offer programs in practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students and their current and prospective employers by regularly refining, updating, and adding to our portfolio of educational programs. In January 2016, we acquired NYCDA, which offers non-degree courses in web and application software development that prepare students for high-demand jobs in software and web application development. In December 2011, Strayer University acquired the Jack Welch Management Institute, an online leadership education program that enables us to offer a differentiated executive MBA degree and executive certificates to students and employees of leading corporations. Across Strayer University and NYCDA, we currently offer approximately 100 different degree, diploma, certificate, and non-degree training programs and concentrations.

•

Focus on adults pursuing career-relevant degree and non-degree programs. We focus on serving adults who are pursuing undergraduate and graduate degrees as well as non-degree certificates and training programs that will help them advance their careers and employment opportunities.

•

Flexible program offerings. We maintain flexible programs that allow students to attend classes and complete coursework during the day, in the evening, and on weekends throughout the calendar year. Online programs offered through Strayer University enable students to take some or all of their classes via the internet. Approximately 85% of our students enrolled for the 2017 fall term were taking all of their courses online.

•

Attractive and convenient campus locations. Strayer University’s campuses are located in growing metropolitan areas, mostly in the Mid-Atlantic and Southern regions where there are large populations of adults with demographic characteristics similar to those of our typical students. Our campuses are attractive and modern, offering conducive learning environments in convenient locations

•

Established brand name and alumni support. With a 126-year operating history, Strayer University is an established brand name in post-secondary adult education, and our students and graduates work throughout corporate America. Our alumni network fosters additional referral opportunities for students.

Company Strategy

Our goal is to be a leading provider of career-relevant education programs, primarily in the areas of business, accounting, information technology, and software development, that prepare students for advancement in their careers and professional lives. We have identified the following strategic priorities as key to achieving our goal:

•

Improve student success — Our success depends on the success of our students. The more we focus on helping our students succeed, the more likely it is that we will succeed. In order to improve student success, we must continue to hire outstanding faculty, produce high quality academic course content that engages and inspires students, and employ cutting edge technology innovations that enable us to deploy faculty and content in increasingly efficient and reliable ways.

•

Enhance student experience — Our students are predominately working adults who are furthering their education in order to advance their careers and professional lives. Our students are busy with work and family responsibilities that leave little time for other endeavors. Thus, we make every effort to make all interactions with our students productive, and we are constantly looking for ways to serve them better. This includes leveraging technology, including artificial intelligence and automation, to improve student service in the areas of advising, tutoring, registration, campus and online technology, and administration. We measure our performance through student surveys and focus groups.

•

Address affordability — The cost of a post-secondary education has increased substantially over the last decade while average earnings have only recently begun to increase. Recognizing that affordability is an important factor in a prospective student’s decision to further his or her education, in late 2013, we commenced an effort at Strayer University to make our degree programs more affordable. First, we introduced our Graduation Fund. Under this program, qualifying students enrolled in a bachelor’s degree program are eligible to receive one free course for every three courses successfully completed towards a bachelor’s degree. The free courses earned are redeemable in one’s final academic year. Furthermore, beginning the winter term 2014, we reduced undergraduate tuition for new students by 20%. In 2017, we began testing reduced tuition across several graduate degree programs in several different states. We continue to monitor and assess the impact of our affordability initiatives and explore other ways to make our offerings as affordable as possible. We have also begun to more aggressively deploy technology innovations, including artificial intelligence and automation, that enable us to lower our operating costs thus improving our ability to support lower tuition.

•

Establish new platforms for growth — We are constantly looking for new ways to leverage our existing resources and capabilities to grow. Our acquisitions of the Jack Welch Management Institute in 2011, and NYCDA in 2016, represent continued opportunities to leverage our management capability and our physical campus and online infrastructure to accelerate growth. We continue to leverage the strong reputation and track record of Strayer University to develop new programs and concentrations like the Bachelor of Science in Nursing degree, which received Commission on Collegiate Nursing Education accreditation in mid-2017, and the Bachelor of Applied Science in Management, which began instruction in the Winter 2018 term. We also launched in 2017 the MBA in Digital Entreprenuership, a collaboration with Cheddar, a leading business news outlet that streams live from the floor of the New York Stock Exchange.

•

Build a high performing culture — In order to be a leading provider of educational services, we must have talented and motivated faculty and employees who are passionate about serving students. We strive to attract the best talent and then develop and retain them. We want to be known as an employer of choice and be a place where one can build a long-term career.

Strayer University

Curriculum

Strayer University offers business, information technology, and professional curricula to equip students with specialized and practical knowledge and skills for careers in business, industry, and government. Our academic leaders regularly review and revise the University’s course offerings to improve our educational programs and respond to competitive changes in job markets. We regularly evaluate new programs and degrees to ensure that we stay current with the needs of our students and their employers.

Strayer University offers programs in the following areas:

Graduate Programs		Undergraduate Programs
●	Master of Business Administration (M.B.A.) Degree	●	Bachelor of Science (B.S.) Degree
●	Jack Welch Executive Master of Business		Accounting
	Administration (M.B.A.) Degree		Criminal Justice
●	Master of Education (M.Ed.) Degree		Information Systems
●	Master of Public Administration (M.P.A.) Degree		Information Technology
●	Master of Science (M.S.) Degree		Nursing
	Accounting	●	Bachelor of Business Administration (B.B.A.) Degree
	Health Services Administration		Accounting
	Human Resource Management		Acquisition and Contract Management
	Information Assurance		Entrepreneurship
	Information Systems		Finance
	Management		Health Services Administration
	Nursing		Hospitality and Tourism Management
Human Resource Management
Management
Marketing
Project Management
Retail Management
Social Media Marketing
Joe Gibbs Performance Management
		●	Bachelor of Applied Science in Management
		●	Associate in Arts (A.A.) Degree
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

Dr. Carol Shapiro, MD*

Dr. Shapiro was elected to the Board of Trustees in 2015. Dr. Shapiro, a plastic surgeon, is the Medical Director of the Wound Healing Center of Sentara Northern Virginia Medical Center. She has served as President of the medical staff of the two hospitals in the county in which she practices. She has also served as President of the Prince William County Medical Society and was the first woman to be elected President of the Medical Society of Virginia. She chaired the Virginia Delegation of the American Medical Society. Dr. Shapiro served as President of the National Capital Society of Plastic Surgeons, and was appointed to serve on the Ethics and Judicial Committees of the American Society of Plastic Surgeons. Additionally, she has served on the Board of Trustees of the Prince William Hospital and Potomac Hospital. Currently, she is the Vice Chair of the Potomac Health Foundation and Chair of the Grants Committee, and serves on the Board of Trustees of Sentara Northern Virginia Medical Center. Dr. Shapiro did her undergraduate work at the University of Pittsburgh and earned her M.D. at the Woman’s Medical College in Philadelphia. After completing a residency in General Surgery and Plastic Surgery at Georgetown University, she started a solo practice in Woodbridge, Virginia. For several years, Dr. Shapiro was a Clinical Instructor at Georgetown University Department of Plastic Surgery. In 1996, she earned an MBA from George Mason University.

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

Operational functions including Student Financial Services, Information Technology, and campus operations are the primary responsibility of the Chief Operating Officer of the University. Other senior administrative officers also support the President in areas such as legal compliance, accounting and auditing, computer technology, insurance, and human resources. All of the senior administrative officers collaborate to ensure that University operations meet the annual budget established by the Board of Trustees and all applicable regulatory requirements.

University Senior Management

Brian W. Jones is University President. His biographical information is set forth in Item 10 below. At the regional and campus levels, the academic functions are overseen by the Regional Vice Provost and Campus Deans. Faculty are overseen by the Vice President of Faculty and Deans of Faculty. Day-to-day business operations are managed by a Campus Director. Campuses are staffed with personnel performing academic advising, financial aid, student services, admissions, and career development functions. Learning resource centers at campuses support the University’s instructional programs. Each learning resource center contains a library and computer laboratories and is operated by a full-time manager and/or a part-time assistant, depending on the campus student population, who assist students in the use of research resources.

Strayer Education, Inc. Executive Officers

For a description of Strayer Education, Inc.’s senior management, see the biographical information set forth in Item 10 below.

Outreach

To identify potential students, we engage in a broad range of activities to inform working adults and their employers about the programs offered at Strayer University. These activities include direct, digital, and social media marketing, marketing to our existing students and graduates, print and broadcast advertising, student referrals, and corporate and government outreach activities. Direct response methods (direct, digital, and social media marketing) are used to generate inquiries from potential students. All information relevant to prospective students is published on our website, www.strayer.edu. Strayer University maintains booths and information tables at appropriate conferences and expos, as well as at transfer days at community colleges. We also depend on the recommendation of our alumni network to maintain and enhance Strayer University’s reputation and promote its quality education. Our business-to-business outreach efforts include personal telephone calls, distribution of information through corporate intranets and human resource departments, and on-site information meetings. We record inquiries in our database and track them through to application and registration. Additionally, we provide information about new programs to students and alumni to encourage them to return for further education.

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2017 fall quarter, approximately 64% were age 31 or older, and approximately 87% were engaged in part-time study (fewer than three courses each quarter for undergraduate students and fewer than two for graduate students).

In the 2017 fall quarter, our undergraduate students registered for an average of approximately two courses and our graduate students for an average of approximately one course.

Strayer University has a very diverse student population. At the beginning of the 2017 fall quarter, approximately 76% of students self-reporting their ethnicity were minorities, and approximately 66% of students were women. Approximately 1% of the University’s students were international, and approximately 1% were active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of educational opportunities.

The following is a breakdown of Strayer University students by program level as of the 2017 fall term:

	Number of	Percentage of
Program	students	total students
Bachelor’s	34,692	72%
Master’s	11,780	24%
Associate	1,533	3%
Total Degree	48,005	99%
Diploma	6	*
Undeclared	133	*
Total Non-Degree	139	1%
Total Students	48,144	100%

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

Tuition and Fees

Strayer University charges tuition by the course. Tuition rates may vary in states with specific regulations governing tuition costs. Each course is 4.5 credit hours. As of January 1, 2018, undergraduate tuition is $1,450 per course. Undergraduate students who were previously enrolled at the University are charged rates ranging from $1,420 to $1,775 per course. As of January 1, 2017, graduate students who were new to the University after January 1, 2015, are charged at a rate of $2,450 per course, while other graduate students are charged at a rate of $2,325 per course. For the Jack Welch Management Institute, students who are new to the University are charged at the rate of $3,650 per course. For some students who were previously enrolled in the Jack Welch Management Institute, tuition is charged at rates ranging from $2,580 to $3,450 per course. Under a variety of different programs and in connection with various corporate and government sponsorship and tuition reimbursement arrangements, Strayer University offers scholarships and tuition discounts to students. One of these programs, the Graduation Fund, offers a student in a bachelor’s program an opportunity to earn up to a 25% reduction of the tuition required for a degree. A new undergraduate student, with no transfer credit, seeking to obtain a bachelor’s degree in four years and who was eligible for our Graduation Fund would currently pay on average approximately $11,000 per year in tuition.

Career Development Services

Although most of Strayer University’s students are already employed, the University actively assists its students and alumni with career-related matters. The focus for Career Services at Strayer University is to provide career guidance and resources to assist students and alumni in reaching their educational and professional goals. Services are delivered through various media including online, in person, recorded video, books, periodicals, and by telephone. The services provided include career webinars, recorded seminars, career teleconferences, career advising, and resume review.

We regularly conduct alumni surveys to monitor the career progression of our graduates and to support outcome assessment efforts required by Middle States and state regulators.

New York Code and Design Academy

We acquired NYCDA in January 2016. NYCDA is a New York City-based provider of non-degree web and application software development courses. Courses are delivered on-ground to students seeking to further their career in software application development, with classes in several major markets across the United States, as well as in Amsterdam, the Netherlands. NYCDA does not participate in Title IV programs. Since its acquisition, NYCDA’s financial results have been insignificant relative to our consolidated financial results.

Employees

As of December 31, 2017, we had a total of 1,389 full-time employees, including 281 full-time faculty members and 1,108 non-faculty staff. Full-time faculty members teach on average 4-5 courses per quarter. The balance of classes are taught by adjunct faculty who normally teach 1-2 courses per academic quarter. Although we had approximately 1,300 adjunct faculty throughout the year, not all of them teach every quarter. In the 2017 fall quarter, approximately 35% of our courses were taught by full-time faculty. Because we are not a research university, all faculty members are expected to spend their time teaching and advising students. In addition to our faculty, our non-faculty staff, including 155 part-time employees, serve in the areas of information systems, financial aid, recruitment and admissions, student administration, marketing, human resources, corporate accounting, and other administrative functions.

Intellectual Property

In the ordinary course of business, we develop many kinds of intellectual property that are or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. Such intellectual property includes, but is not limited to, our courseware materials for classes taught online or other distance-learning means and business know-how and internal processes and procedures developed to respond to the requirements of our operations and various education regulatory agencies. We also claim rights to certain marks, and have obtained federal registration of the marks, including the mark “STRAYER” for educational services.

Competition

The higher education industry is highly competitive, but fragmented, with no single participant possessing a significant market share. We compete for students with traditional public and private two-year and four-year degree-granting accredited colleges and universities, other proprietary degree-granting accredited schools, and alternatives to higher education. In addition, we face competition from various non-traditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As online learning matures as a modality for education delivery across higher education, we believe that the intensity of the competition we face will continue to increase.

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

Regulation

Regulatory Environment

As an institution of higher education accredited by Middle States and operating in multiple jurisdictions, Strayer University is subject to accreditation rules and varying state licensing and regulatory requirements. In addition, the federal Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various Title IV programs, including Strayer University, to comply with detailed substantive and reporting requirements, and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the institutional accrediting agencies recognized by the U.S. Secretary of Education (“Secretary of Education”); (2) state education regulatory bodies; and (3) the federal government through the Department of Education. The regulations, standards, and policies of these regulatory agencies are subject to frequent change. NYCDA is subject to certain state regulatory requirements but is not accredited and does not participate in Title IV programs.

The November 2016 federal elections brought a new President and Congress, and we cannot predict the actions that the new Administration or Congress may take or their effect on Strayer University, NYCDA, or the Company. Among other things, the new Congress may reauthorize the Higher Education Act and repeal or amend other legislation affecting higher education institutions. The new Congress or Administration may also delay, block, modify, or eliminate certain Title IV and other regulations applicable to higher education institutions, or the new Administration may promulgate new regulations upon culmination of current negotiated rulemaking processes, or otherwise. In addition, the new Administration may interpret, apply, and enforce Title IV and other regulations in a manner different from current guidance and practice.

Department of Education

To be eligible to participate in Title IV programs, Strayer University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it is physically located and maintain institutional accreditation by a recognized accrediting agency, as discussed below. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. For purposes of Title IV programs, Strayer University and all of its campuses are considered to be a single institution of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021.

Accreditation

Accreditation is a system for recognizing educational institutions for integrity, educational quality, faculty, physical resources, administrative capability, and financial stability that signifies that they merit the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, conduct peer-review evaluations of institutions and programs, and publicly designate those institutions that meet their standards. Accredited institutions or programs are subject to periodic review by accrediting bodies to determine whether such institutions or programs continue to maintain the performance, integrity, and quality required for accreditation. If an institution’s or program’s performance does not meet its accrediting agency’s (or other regulator’s) expectations or applicable standards, then its operations may be conditioned, severely constrained, or even curtailed, depending on the severity of the noncompliance.

Strayer University has been institutionally accredited since 1981 by Middle States, a regional accrediting agency recognized by the Secretary of Education. Strayer University went through a period of reaffirmation of accreditation that began in 2015 and lasted through June 2017, when Middle States reaffirmed Strayer University’s accreditation. The University’s period of accreditation by Middle States extends into 2025. Middle States accredits degree-granting public and private colleges and universities in its region (including Delaware, Washington, D.C., Maryland, New Jersey, New York, Pennsylvania, Puerto Rico, and the U.S. Virgin Islands), including distance education programs offered by those institutions. Accreditation by Middle States is an important attribute of Strayer University. Colleges and universities depend on accreditation to evaluate transferability of credit and applications to graduate schools. Employers rely on the accreditation status of institutions when evaluating a candidate’s credentials or considering tuition reimbursement programs. Students rely on accreditation status for assurance that an institution maintains quality educational standards.

In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Secretary of Education. The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. In June 2017, NACIQI renewed its recognition of Middle States for six months and required Middle States to demonstrate compliance with certain requirements. NACIQI reviewed Middle States at its February 2018 meeting and extended its recognition for five years. If an institutional accreditor loses recognition by the Secretary of Education, an institution may be allowed to continue its participation in Title IV programs on a provisional basis for a period not to exceed 18 months to allow the institution to seek accreditation from another recognized accrediting agency. An institution that does not become accredited by another recognized accreditor within 18 months will lose Title IV eligibility.

Beginning in 2013, Middle States undertook a review of its accreditation standards and, in June 2014, approved revised accreditation standards, with subsequent editorial clarifications. The new standards are effective for all institutions that have self-studies due beginning with the 2017-2018 academic year.

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

In addition to institutional accreditation, the University has obtained specialized or programmatic accreditation, or professional recognition, from the following organizations for specific programs: the Accreditation Council for Business Schools and Programs (“ACBSP”), the Society for Human Resource Management (“SHRM”), the National Security Agency’s Committee on National Security Systems, and the Teacher Education Accreditation Council (“TEAC”) which was recently consolidated with the National Council for Accreditation of Teacher Education to form the Council for the Accreditation of Educator Preparation (“CAEP”). The baccalaureate degree program in nursing at Strayer University is accredited by the Commission on Collegiate Nursing Education, 655 K Street, Suite 750, Washington, D.C. 20001, (202) 887-6791.

State Education Licensure

Licensure of Physical Campuses

The Higher Education Act and certain state laws require Strayer University to be legally authorized to provide educational programs in the states in which the University is physically located or demonstrates physical presence as defined by the state. We are authorized to offer programs by the applicable educational regulatory agencies in all states where our physical campuses and online delivery facilities are located. We are dependent upon the authorization of each state where we are physically located to allow us to operate and to grant degrees, diplomas, or certificates to students in those states. We are subject to extensive regulation in each jurisdiction in which our campuses are located, including in 2017: Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Washington, D.C. We will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses.

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

State Authorization Reciprocity Agreement

Varying state regulations, fees, and paperwork embedded in the many different state approaches to regulation of post-secondary institutions have limited the ability to grow across state lines to offer students high quality choices for education and have hindered national workforce initiatives. As a solution to the ever-growing complexity of the regulatory oversight of institutions of higher learning on a state-by-state basis, the State Authorization Reciprocity Agreement (“SARA”) has emerged to aid in the advancement of distance education.

SARA is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state, while also facilitating more effective and efficient oversight and monitoring processes nationally for the benefit of states and institutions. On December 2, 2016, Strayer University became a participant in SARA. As a participant in SARA, Strayer University may offer online courses and other forms of distance education to students in any participating SARA state in which Strayer does not have a physical location or a physical presence as defined by the state without having to seek any new state institutional approval beyond its home state (Washington, D.C.). Strayer University’s home state, in turn, will continually monitor the institution’s compliance with SARA standards. With this initiative, Strayer University will be able to expand its distance education offerings with increased consistency and ease.

The reciprocity agreement does not affect Strayer University operations that constitute a physical presence in a particular state, and the University will continue to follow individual state regulations for its on-ground campuses and activities. To the extent that such approval is required by state law, the University also must obtain approval from each state that is not a SARA member (i.e., California and Massachusetts) if the University seeks to enroll students from those states in the University’s distance education programs. At this time, SARA does not deal with professional licensing board approval for programs leading to state licensing in fields such as nursing, teacher education, psychology, and the like, and Strayer University must seek such approvals on a state-by-state basis, as needed.

Other Approvals

Strayer University is approved by appropriate authorities for the education of active duty military personnel and qualifying family members, veterans and members of the selected reserve and their spouses and dependents, as well as for the rehabilitation of veterans. In addition, Strayer University is authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements. The U.S. Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors. The University is also authorized to participate in state financial aid programs in Pennsylvania, Florida, and Vermont.

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

Under the Post-9/11 Veterans Educational Assistance Act of 2009 (as amended August 1, 2011), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of $22,085 for non-public domestic institutions for 2017-2018. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend equal to half the amount available to students attending certain classroom-based programs or programs that combine classroom learning and distance learning.

On August 16, 2017, the President signed into law the Harry W. Colmery Veterans Educational Assistance Act of 2017, commonly known as the Forever GI Bill. The law makes several changes to the administration of VA education benefits. Among other things, for service members who left the military after January 1, 2013, the bill removes the requirement that they use their Post-9/11 GI Bill benefits within 15 years after their last 90-day period of active-duty service. The bill also alters the way the VA calculates eligibility for VA education benefits by providing additional benefits to service members with at least 90 days but less than six months of active-duty service. Additionally, the bill will restore VA education benefits to students who were enrolled in schools that closed after January 2015 if their credits did not transfer.

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

•

Campus-Based Programs. The campus-based Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Perkins Loan, and the Federal Work-Study Program. Strayer University does not actively participate in the Perkins Loan or the Federal Work-Study Program. The Perkins Loan Program expired on September 30, 2017.

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

Program Participation Agreement

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021.

Provisional Certification

In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for up to three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education revoke eligibility during the provisional period, the institution may request reconsideration and the Secretary of Education’s decision whether or not revocation is warranted constitutes final agency action. Strayer University is operating under full certification.

Administrative Capability

Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution, among other things, must: (1) comply with all applicable Title IV program regulations; (2) have cohort default rates below specified levels; (3) have various procedures in place for safeguarding federal funds; (4) not be, and not have any principal or affiliate who is debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension; (5) submit in a timely manner all reports and financial statements required by the regulations; and (6) not otherwise appear to lack administrative capability.

Financial Responsibility

The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Strayer University must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the services described in its official publications and statements, properly administer Title IV programs in which it participates, and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for debts and liabilities incurred in programs administered by the Department of Education.

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. We have applied the financial responsibility standards to our financial statements as of and for the year ended December 31, 2017, and based on our calculated composite score and other relevant factors, we believe we meet the Department of Education’s financial responsibility standards.

On November 1, 2016, the Department of Education released a new regulation, which was scheduled to take effect July 1, 2017, which would make significant changes to the financial responsibility criteria. Under the final regulation, an institution may no longer be considered financially responsible if one or more of a list of “triggering events” occurs. The Department of Education would automatically determine that an institution is not financially responsible if, among other things, the institution receives certain warnings from the SEC, fails to timely file required reports, or has a cohort default rate of 30% or greater for each of the two most recent official calculations. The Department of Education would also determine that an institution is not financially responsible if certain triggering events, such as a lawsuit against the institution, an accrediting agency’s requirement that the institution submit a teach-out plan, or potential loss of Title IV eligibility for gainful employment programs, result in the institution’s recalculated composite score to be less than 1.0. Under the released regulation, the Department of Education could also invoke certain “discretionary” triggering events, such as citation by a state agency or accrediting agency for failure to satisfy the agency’s standards, to determine that an institution is not financially responsible. The Department has delayed until July 1, 2019, the implementation of this regulation, pending the outcome of an ongoing negotiated rulemaking process related to the underlying subject matter. We cannot predict what regulations will be proposed or ultimately will be adopted.

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

The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or FFEL Program loan during that year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2017, the Department of Education issued cohort default rates for federal fiscal year 2014.

The Department of Education may take adverse action against an institution if it has excessive cohort default rates, including the following:

•

If an institution’s cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the Department of Education a default improvement plan.

•	If an institution’s cohort default rate exceeds 30% for two consecutive years, the institution will be required to review, revise, and resubmit its default improvement plan.

•	If an institution’s cohort default rate exceeds 30% for two out of three consecutive years, the Department of Education may subject the institution to provisional certification.

•

If an institution’s cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years for which data are available, the institution will be ineligible to participate in the Direct Loan Program and Federal Pell Grant Program.

An institution generally loses eligibility to participate in Title IV programs if its most recent cohort default rate is greater than 40%, and institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time undergraduate borrowers. Although Strayer has not had a cohort default rate at or above 15% in any of the three most recent fiscal years, Strayer voluntarily disburses Direct Loans in this manner.

Strayer’s official three-year cohort default rates for 2012, 2013, and 2014, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

		National Average
	Strayer University	Proprietary Institutions
2014	13.2%	15.5%
2013	11.3%	15.0%
2012	11.6%	15.8%

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

Using the statutory formula, Strayer University derived approximately 75% of its cash-basis revenues from Title IV program funds in 2016. Our computation for 2017 has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.

The key components of non-Title IV revenue for Strayer University are individual student payments, employer tuition reimbursement payments, veterans’ benefits, vocational rehabilitation funds, private loans, state grants, and scholarships. In the past, certain members of Congress have proposed to revise the 90/10 Rule to count DOD tuition assistance and veterans’ education benefits along with Title IV revenue toward the 90% limit and to reduce the limit to 85% of total revenue. In the context of Higher Education Act reauthorization, other members of Congress recently have proposed legislation that would eliminate the 90/10 Rule. We cannot predict whether or how the recent change in Administration and Congress will affect the 90/10 Rule.

Incentive Compensation

As a part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act and Title IV regulations, the institution may not provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid-awarding activity. The rule applies to all employees at an institution who are engaged in or responsible for any student recruitment or admission activity or making decisions regarding the award of financial aid. The Department of Education has interpreted the regulation not to apply to certain high-level employees, including senior managers and executive level employees who are involved only in the development of policy and do not engage in individual student contact. Merit-based adjustments to employee compensation may be made if they are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid.

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

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. On October 31, 2014, the Department of Education published final regulations related to gainful employment. The regulation went into effect on July 1, 2015, with the exception of new disclosure requirements, which generally went into effect January 1, 2017, although some portions of those requirements have now been delayed until July 1, 2018. In addition, the Department has convened a new negotiated rulemaking related to gainful employment, and has held negotiated rulemaking sessions. We cannot predict what new regulations will be proposed or ultimately will be adopted.

The current regulations include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt in relation to earnings, and the discretionary income rate measures student debt in relation to discretionary income. A program passes if the program’s graduates:

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

•	the institution must not enroll, register, or enter into a financial commitment with a prospective student until a specified time after providing the warning to the prospective student.

On January 8, 2017, Strayer received its final 2015 debt-to-earnings measures. None of Strayer’s programs failed the debt-to-earnings metrics. Two active programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, are “in the zone,” which means each program remains fully eligible unless (1) either program has a combination of zone and failing designations for four consecutive years, in which case it would become Title IV-ineligible in the fifth year; or (2) either program fails the metrics for two out of three consecutive years, in which case the program could become ineligible for the following award year. The Department has not yet released 2016 debt-to-earnings measures, and it is unclear when the Department intends to do so.

The current regulation also requires institutions annually to report student- and program-level data to the Department of Education, and comply with additional disclosure requirements. Final regulations adopted by the Department of Education, which generally became effective on July 1, 2011, require an institution to use a template designed by the Department of Education to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. The regulation that became effective July 1, 2015 expands upon those existing disclosure requirements and institutions were required to comply with the new template by July 1, 2017. Strayer University timely complied by posting information in the new template. On January 19, 2018, the Department of Education released the most recent version of the disclosure template, which institutions must adopt on or before April 6, 2018. Unlike the previous version, the new template does not require institutions to disclose median earnings data or room and board charges. On June 30, 2017, the Department of Education announced that it will allow institutions until July 1, 2018 to comply with certain disclosure requirements in the final regulations, including requirements to include a link to the disclosure template in promotional materials and to distribute directly a copy of the disclosure template to prospective students.

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

The requirements associated with the gainful employment regulations may substantially increase our administrative burdens and could affect our program offerings, student enrollment, persistence, and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs may be affected by factors beyond management’s control, such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

Return of Federal Funds

Under the Higher Education Act’s return-of-funds provision, an institution must return Title IV funds to a Title IV program in a timely manner if a student received funds from that program but did not earn them due to the student’s withdrawal from the institution. In order to determine if funds should be returned, the institution must first determine the amount of Title IV program funds that the student earned. If the student attends the institution, but withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. Strayer University is required to measure the last day of attendance based on official attendance records, and “attendance” for online classes must include participation in an academically-related activity. Strayer University’s systems allow for measurement on this basis. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date that the institution determines that a student withdrew.

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

Misrepresentation

Under the Higher Education Act, the Department of Education may fine, suspend, or terminate an institution’s participation in Title IV programs if it engages in substantial misrepresentation of the nature of its educational program, its financial charges, or the employability of its graduates. The Program Integrity Regulations, which took effect July 1, 2011, set forth the types of activities that constitute misrepresentation and describe the adverse actions that the Department of Education may take if it finds that an institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution engaged in substantial misrepresentation. The rule specifies the types of statements that can subject the institution to liability for misrepresentation, as well as the nature and form of misleading statements. The rule provides that an institution may not describe the eligible institution’s participation in Title IV programs in a manner that suggests Department of Education approval or endorsement of the quality of its educational programs by the Department of Education.

On June 5, 2012, the U.S. Court of Appeals for the District of Columbia Circuit held that the Department of Education’s expansion of the definition of misrepresentation to include “any statement that has the likelihood or tendency to deceive or confuse” was unsupported by law, and thus vacated that portion of the regulation. In response to the court’s ruling, on September 20, 2013, the Department of Education published technical amendments to the regulation. As part of the Department’s 2016 promulgation of the Borrower Defenses to Repayment regulation, the Department changed the definition of misrepresentation for Title IV regulations to include any statement that “has the likelihood or tendency to mislead under the circumstances.” The newly expanded definition also includes “any statement that omits information in such a way as to make the statement false, erroneous, or misleading.” This regulation was published on November 1, 2016 and was scheduled to take effect on July 1, 2017. However, the Department has delayed implementation until July 1, 2019 pending the outcome of ongoing negotiated rulemaking process, which may revisit the definition of misrepresentation. We cannot predict what definition of misrepresentation ultimately will be proposed or adopted.

Borrower Defenses

Pursuant to the Higher Education Act and following negotiated rulemaking, on November 1, 2016, the Department of Education released a final regulation specifying the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Direct Loan Program and the consequences of such borrower defenses for borrowers, institutions, and the Secretary of Education. Under the regulation, for Direct Loans disbursed after July 1, 2017, a student borrower may assert a defense to repayment if: (1) the student borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. These defenses are asserted through claims submitted to the Department of Education, and the Department has the authority to issue a final decision. In addition, the regulation permits the Department to grant relief to an individual or group of individuals, including individuals who have not applied to the Department seeking relief. If a defense is successfully raised, the Department has discretion to initiate action to collect from an institution the amount of losses incurred based on the borrower defense. The new regulation also amends the rules concerning discharge of federal student loans when a school or campus closes and prohibits pre-dispute arbitration agreements and class action waivers for borrower defense-type claims. On January 19, 2017, the Department of Education issued a final rule with request for comments, updating the hearing procedures for actions to establish liability against an institution of higher education and establishing procedures for recovery proceedings under the borrower defense regulations. On June 16, 2017, the Department of Education announced that in light of the existence and potential consequences of pending litigation that had been brought in federal court to challenge the regulations, it had decided to postpone indefinitely the implementation of certain provisions of the regulations. Also on June 16, 2017, the Department of Education announced its intent to convene a negotiated rulemaking committee to develop proposed regulations and to address certain other related matters. On October 24, 2017, the Department of Education delayed until July 1, 2018 the effective date of the provisions of the regulations identified in the June 16, 2017 notice, and thereafter implemented a further delay until July 1, 2019 pending the outcome of an ongoing negotiated rulemaking process. The negotiated rulemaking committee held meetings in November 2017, January 2018, and February 2018. We cannot predict what new regulations will be proposed or ultimately will be adopted.

Third-Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University has written contracts with third-party servicers to perform activities related to Strayer University’s participation in Title IV programs. Strayer University also has a contract with Heartland Payment Systems, Inc. for processing stipends due to students. For loan default prevention, Strayer University contracts with i3 Group, LLC. Strayer believes that its third-party servicer contracts comply with the regulations and we have reported such contracts to the Department of Education.

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

Restrictions on Adding Locations and Educational Programs

State requirements and accrediting agency standards can limit or slow the ability of Strayer University to establish legally authorized additional locations and programs. Most states require approval before institutions can add new programs, campuses, or teaching locations. Middle States requires its accredited institutions to notify it in advance of implementing new programs or locations, which may require additional approval. At its discretion, Middle States may also conduct site visits to additional locations to ensure that accredited institutions that experience rapid growth in the number of additional locations, among other reasons, maintain educational quality. All new Strayer University campus locations require Middle States approval before students are enrolled, and the Higher Education Act requires Middle States to monitor institutions with significant enrollment growth. Under Strayer University’s full certification, the Department of Education must be notified within ten days of a new campus location, level of academic offering, and non-degree and degree programs, but prior approval is not required.

The Higher Education Act requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional locations that are exempt from the two-year rule. These additional locations generally may qualify immediately for participation in Title IV programs, unless the location was acquired from another institution that has ceased offering educational programs at that location and has Title IV liabilities that it is not repaying in accordance with an agreement to do so, and the acquiring institution does not agree, among other matters, to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution’s accrediting agency. Any Strayer University expansion plans assume its continued ability to establish new campuses as additional locations of Strayer University under such applicable regulations and thereby avoid incurring the two-year delay in participation in Title IV programs. The loss of state authorization or accreditation of Strayer University or an existing campus, or the failure of Strayer University or a new campus to obtain state authorization or accreditation, would render Strayer University ineligible to participate in Title IV programs, at least in that state or at that location. Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. Under its Program Participation Agreement with the Department of Education, Strayer University must notify the Department of Education of the addition of any such location within ten days of opening, but need not seek prior approval. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions.

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

Credit Hours

The Higher Education Act and regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV program funds an institution may disburse during a payment period. The regulations define the term “credit hour” and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department of Education could impose liabilities or other sanctions.

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

Compliance Reviews

Strayer University is subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. The Higher Education Act and Department of Education regulations also require an institution to submit annually to the Secretary of Education a compliance audit of its administration of Title IV programs conducted by an independent certified public accountant in accordance with Government Auditing Standards and applicable audit guides of the Department of Education’s Office of Inspector General (“ED OIG”).  For fiscal years beginning after June 30, 2016, Strayer University must submit such audits that have been conducted in accordance with a revised guide for audits of proprietary schools that was issued by the ED OIG in September 2016. In addition, to enable the Secretary of Education to make a determination of financial responsibility, an institution must submit annually to the Secretary of Education audited financial statements prepared in accordance with Department of Education regulations.

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

Potential Effect of Regulatory Violations

If Strayer University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring Strayer University from the advance payment method to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV funds, requiring the University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against the University, or referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend, or terminate Strayer University’s participation in Title IV programs. Although there are no such sanctions currently in force, if such sanctions or proceedings were imposed against Strayer University and resulted in a substantial curtailment, or termination, of the University’s participation in Title IV programs or resulted in substantial fines or monetary liabilities, Strayer University would be materially and adversely affected.

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

Change in Ownership Resulting in a Change of Control

Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. Strayer University’s accrediting agency, Middle States, requires institutions that it accredits to inform it in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to, and approval by Middle States include changes in the legal status, ownership, or form of control of the institution, such as the sale of a proprietary institution. Middle States must approve a substantive change in advance in order to include the change in the institution’s accreditation status. Middle States will undertake a site visit to an institution that has undergone a change in ownership or control no later than six months after the change.

Federal agencies also regulate changes in ownership and control. The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period from the change of ownership and control until recertification. The Higher Education Act provides that the Department of Education may temporarily, provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within ten business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education approves the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The Higher Education Act defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly traded corporation such as Strayer Education, Inc., the Department of Education regulations define a change of control as occurring when a person or entity acquires ownership and control of a corporation, such that the corporation is required to file a Form 8-K with the SEC publicly disclosing the change of control. The regulations also provide that a change in ownership and control of a publicly traded corporation occurs if a person or entity who is a controlling stockholder of the corporation ceases to be a controlling stockholder. A controlling stockholder is a stockholder who holds, or controls through agreement, at least 25% of the total outstanding voting stock of the corporation and more shares of voting stock than any other stockholder.

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

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University are approved by state approving agencies for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits. In 2017, we had such approval in Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin, and Washington, D.C. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

If Strayer University underwent a change of control that required approval by any state authority, Middle States, or any federal agency, and such approval were significantly delayed, limited, or denied, there could be a material adverse effect on Strayer University’s ability to offer certain educational programs, award certain degrees, diplomas, or certificates, operate one or more of its locations, admit certain students, or participate in Title IV programs, which in turn, could materially and adversely affect Strayer University’s operations. A change that required approval by a state regulatory authority, Middle States, or a federal agency could also delay Strayer University’s ability to establish new campuses or educational programs and may have other adverse regulatory effects. Furthermore, the suspension from Title IV programs and the necessity of obtaining regulatory approvals in connection with a change of control could materially limit Strayer University’s flexibility in future financing or acquisition transactions.

Legislative and Regulatory Activity

Congress, from time to time, considers legislation that would make changes in the Higher Education Act and other education-related federal laws. The Department of Education and other federal agencies similarly consider new regulations and regulatory amendments. State legislatures and agencies and accreditors likewise periodically change their laws, regulations, and standards. Such activity may adversely affect enrollment in for-profit educational institutions. Although legislative and regulatory activity in recent years has had a negative impact on the for-profit post-secondary education industry as a whole, we cannot predict the impact of recent, pending, or possible future legislative or regulatory changes, if any, on our long-term business model.

Congress

Congress historically has reauthorized the Higher Education Act (“HEA”), which is the law governing Title IV programs, approximately every five to six years. In 2008, Congress reauthorized the HEA through the end of 2013. Congress has held hearings regarding the reauthorization of the HEA and continued to consider new legislation regarding the passage thereof. Despite inaction on reauthorization of the Higher Education Act, Congress extended funding for Title IV through September 30, 2018, through the Consolidated Appropriations Act, 2017. In December 2017, the U.S. House of Representatives Committee on Education and the Workforce considered and passed out of committee the Promoting Real Opportunity, Success, and Prosperity through Education Reform Act, or PROSPER Act, to reauthorize the HEA. In its current form, the PROSPER Act would make dramatic changes to the HEA by, among other things, eliminating the 90/10 Rule, eliminating regulation of gainful employment programs, and replacing current accountability metrics linked to cohort default rates with metrics linked to timely loan repayment. The Senate Committee on Health, Education, Labor & Pensions has begun to hold hearings on the HEA reauthorization, and the Chairman has issued a white paper including a number of policy proposals for consideration. We cannot predict what the final reauthorization will or will not do, or when or how it will be enacted, or its effects on Strayer University.

Congress continues to show interest in regulation and oversight of institutions of higher education, especially proprietary institutions. For example, on February 13, 2017, Sen. Orrin Hatch (R-UT) introduced the legislation that would amend the HEA to modify required consumer information disclosures related to completion graduation rates by expanding such disclosure requirements to include information about additional categories of students. On March 20, 2017, Rep. Brett Guthrie (R-KY) introduced legislation that would amend loan counseling requirements under the HEA. On April 7, 2017, Sen. Charles Grassley (R-IA) introduced legislation that would add mandatory disclosure requirements to an institution’s financial aid offer form and require use of a standardized form. We cannot predict whether these or similar bills, and others affecting our business, will be introduced or will pass or what, if any, impact they would have on our business.

Appropriations

Congress reviews and determines appropriations for Title IV programs on an annual basis. An elimination of certain Title IV programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education. This, in turn, could lead to lower enrollments at Strayer University or require us to increase our reliance upon alternative sources of student financial aid. Given the significant percentage of our revenues that are derived indirectly from Title IV programs, the loss of, or a significant reduction in Title IV program funds available to our students could have a material adverse effect on Strayer University.

Beginning July 1, 2017, in accordance with the Consolidated Appropriations Act, 2017, institutions that participate in the Title IV programs may award Pell Grant funds for up to 150% of a student’s standard scheduled Pell Grant in one award year. This provision, which commonly is referred to as “year-round Pell,” is intended to allow students to graduate more quickly and with less debt. To be eligible for the additional Pell Grant funds, a student must be otherwise eligible to receive Pell Grant funds and must be enrolled at least half-time in the payment period for which the student receives additional Pell Grant funds in excess of 100% of the student’s standard scheduled award.

Consumer Financial Protection Bureau

The Consumer Financial Protection Bureau (“CFPB”) has pursued enforcement actions against certain proprietary institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In October 2017, the CFPB Student Loan Ombudsman released its annual report analyzing more than 7,700 complaints the CFPB received from private student loan borrowers between September 1, 2016 and August 31, 2017 and more than 2,300 federal student loan financing complaints the CFPB received from federal student loan borrowers. We do not know what steps the CFPB or Congress may take in response to these actions and whether such actions, if any, will have an adverse effect on our business or results of operations.

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

On February 8, 2016, the Department of Education announced the creation of a Student Aid Enforcement Unit to enable the Department to respond more quickly and efficiently to allegations of illegal actions by higher education institutions. The Enforcement Unit consists of four divisions, including an Investigations Group, a Borrower Defense Group, an Administrative Actions and Appeals Service Group, and a Clery Group. The Enforcement Unit is designed to enable the Department to support more reviews of high-risk institutions, respond to concerns raised by states’ and other federal agencies’ investigations, and respond to complaints and claims for loan forgiveness by students. In August 2017, the Department of Education announced a new leader of the Enforcement Unit, who will report to the head of the Department’s Compliance Unit.

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

College Scorecard

On December 19, 2014, the Department of Education issued a framework for a college ratings system, which was to include predominantly four-year and two-year institutions. On June 25, 2015, the Department of Education stated that in lieu of the previously announced college ratings system, it would instead create a consumer-driven website that will allow users to compare colleges based on measures that may be of importance to them. In September 2015, the Department of Education publicly released its “College Scorecard” website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. In October 2017, the Department of Education announced that its Integrated Postsecondary Education Data System, or IPEDS, would publish for the first time completion data for part-time and non-first-time students, which will provide additional information about institutions’ performance.

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

Additional Information

We maintain a website at www.strayereducation.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K and our web address is included as an inactive textual reference only. We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

The regulations, standards, and policies of these regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards, or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs, or costs of doing business.

Title IV requirements are enforced by the Department of Education and, in some instances, by private plaintiffs. If we are found not to be in compliance with these laws, regulations, standards, or policies, we could lose our access to Title IV program funds, which would have a material adverse effect on our business. Findings of noncompliance also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, restrictions on our access to Title IV program funds, or other censure that could have a material adverse effect on our business.

Our failure to comply with the Department of Education’s gainful employment regulations could result in heightened disclosure requirements and loss of Title IV eligibility.

To be eligible for Title IV funding, academic programs offered by proprietary institutions of higher education must prepare students for gainful employment in a recognized occupation. On October 31, 2014, the Department of Education published the final regulations on gainful employment, which, with the exception of certain disclosure requirements, generally became effective July 1, 2015. The regulations include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt in relation to earnings, and the discretionary income rate measures student debt in relation to discretionary income. A program passes if the program’s graduates:

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

The requirements associated with the gainful employment regulations may substantially increase our administrative burdens and could affect our program offerings, student enrollment, persistence, and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs will be affected by factors beyond management’s control, such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institution.

On June 16, 2017, the Department of Education announced that it would convene a negotiated rulemaking committee to develop proposed regulations to revise the gainful employment regulations. The negotiated rulemaking committee held meetings in December 2017 and February 2018 and is scheduled to meet again in March 2018. We cannot predict what regulations will be proposed or ultimately adopted.

Congressional examination of for-profit post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.

Since 2010, Congress has increased its focus on for-profit higher education institutions, including regarding participation in Title IV programs and oversight by the Department of Defense of tuition assistance and by the Veterans Administration of veterans education benefits for military service members and veterans, respectively, attending for-profit colleges. The Senate HELP Committee and other congressional committees have held hearings into, among other things, the proprietary education sector and its participation in Title IV programs, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of veterans and military education benefits by students enrolled at proprietary institutions. Strayer University has cooperated with these inquiries. A number of legislators have variously requested the Government Accountability Office to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud, and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources.

This activity may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions. In addition, concerns generated by congressional activity may adversely affect enrollment in, and revenues of for-profit educational institutions. Limitations on the amount of federal student financial aid for which our students are eligible under Title IV could materially and adversely affect our business.

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

Because we operate in a highly regulated industry, we are subject to compliance reviews and claims of noncompliance and related lawsuits by government agencies, accrediting agencies, and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs, and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. The Department of Education could limit, suspend, or terminate our participation in Title IV programs or impose other penalties such as requiring us to make refunds, pay liabilities, or pay an administrative fine upon a material finding of noncompliance.

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

On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021.

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

The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. In June 2017, NACIQI renewed its recognition of Middle States for six months and required Middle States to demonstrate compliance with certain requirements. NACIQI reviewed Middle States at its February 2018 meeting and extended its recognition for five years. On September 22, 2016, the Department of Education rescinded its recognition of the Accreditation Council of Independent Colleges and Schools. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other adverse consequences.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

Each Strayer University campus is authorized to operate and to grant degrees, diplomas, or certificates by the applicable education agency or agencies of the state where the campus is located. Such state authorization is required for students at the campus to participate in Title IV programs. The loss of state authorization would, among other things, render Strayer University ineligible to participate in Title IV programs at least at those state campus locations, limit Strayer University’s ability to operate in that state and could have a material adverse effect on our business.

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

On December 19, 2016, the Department of Education published final regulations addressing, among other issues, state authorization of programs offered through distance education. The final regulations, which are effective July 1, 2018, require an institution offering distance education programs to be authorized by each state in which the institution enrolls students, if such authorization is required by the state, in order to award Title IV aid to such students. An institution could obtain such authorization directly from the state or through a state authorization reciprocity agreement. On January 30, 2017, the Department of Education announced that it intends to take unspecified regulatory actions regarding certain regulations that have been published but have not yet taken effect, including regulations related to state authorization of distance education. As of February 2018, the Department had taken no action with respect to the state authorization of distance education regulations. If one of our institutions fails to obtain or maintain required state authorization to provide post-secondary distance education in a specific state, the institution could lose its ability to award Title IV aid to online students in that state and could lose its ability to provide distance education in that state.

Strayer University participates in the State Authorization Reciprocity Agreement (“SARA”), which allows the University to enroll students in distance education programs in each SARA member state. Strayer University applies separately to non-SARA member states for authorization to enroll students, if such authorization is required by the state. If Strayer University failed to comply with the requirements to participate in SARA or state licensing or authorization requirements to provide distance education in a non-SARA state, the University could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education in that non-SARA state, respectively.

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

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On October 11, 2017, the Department and Strayer University executed a new

Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021.

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

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the second federal fiscal year following that fiscal year. Institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time borrowers. While its cohort default rate for 2014 was 13.2%, Strayer University voluntarily delays disbursement of Direct Loans in this manner. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%.

If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s three-year cohort default rates for federal fiscal years 2012, 2013 and 2014, were 11.6%, 11.3%, and 13.2%, respectively. The average official cohort default rates for proprietary institutions nationally were 15.8%, 15.0%, and 15.5% for federal fiscal years 2012, 2013, and 2014, respectively.

Strayer University could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of our revenues derived from those programs were too high.

A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, we derived approximately 75% of our cash-basis revenues from these programs in 2016.  Our computation for 2017 has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement. Certain members of Congress have proposed to revise the 90/10 Rule to count tuition assistance provided by the Department of Defense and veterans education benefits, along with Title IV revenue, toward the 90% limit and to reduce the limit to 85% of total revenue. Such proposals could make it difficult for us to comply with the 90/10 rule. If we were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business.

Our failure to comply with the Department of Education’s incentive compensation rules could result in sanctions and other liability.

If we pay a bonus, commission, or other incentive payment in violation of applicable Department of Education rules or if the Department of Education or other third parties interpret our compensation practices as such, we could be subject to sanctions or other liability, which could have a material adverse effect on our business.

Our failure to comply with the Department of Education’s misrepresentation rules could result in sanctions and other liability.

The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s Program Integrity Regulations, which took effect July 1, 2011, interpret this provision to prohibit any statement on those topics made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that has the likelihood or tendency to confuse. The U.S. Court of Appeals for the District of Columbia held on June 5, 2012, that the term “substantial misrepresentation” could not include true, nondeceitful statements that are merely confusing. Final regulations to expand the definition of misrepresentation to include “any statement that has the likelihood or tendency to mislead under the circumstances” were scheduled to take effect July 1, 2017. The definition also would have been expanded to include “any statement that omits information in such a way as to make the statement false, erroneous, or misleading.” On June 16, 2017, the Department of Education announced that it had decided to postpone indefinitely the implementation of certain provisions, including the revised definition. The Department has delayed implementation until July 1, 2019.

In the event of substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution, such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education or other third parties interpret statements made by us or on our behalf to be in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on our business.

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

Strayer University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (“Clery Act”), including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013. On October 20, 2014, the Department of Education promulgated final regulations implementing amendments to the Clery Act. In addition, the Department of Education has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department of Education to require corrective action, fine the University, or limit or suspend its participation in Title IV programs, which could lead to litigation and could harm the University’s reputation.

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

Investigations, legislative and regulatory developments, and general credit market conditions related to the student loan industry may result in fewer lenders and loan products and increased regulatory burdens and costs.

The Higher Education Act regulates relationships between lenders to students and post-secondary education institutions. In 2009, the Department of Education promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. In addition, new procedures introduced and recommendations made by the Consumer Financial Protection Bureau create uncertainty about whether Congress will impose new burdens on private student lenders. These developments, as well as legislative and regulatory changes, such as those relating to gainful employment and repayment rates, creating uncertainty in the industry and general credit market conditions, may cause some lenders to decide not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could reduce demand for, and/or availability of private education loans, decrease Strayer University’s non-Title IV revenue, and thereby increase Strayer University’s 90/10 ratio, and have a material adverse effect on our business.

We rely on one or more third parties for software and services necessary to administer our participation in Title IV programs and failure of such a third party to provide compliant software and services, or by us in our use of the software, could cause us to lose our eligibility to participate in Title IV programs.

Because Strayer University is jointly and severally liable to the Department of Education for the actions of third-party Title IV processing software providers, failure of such providers to comply with applicable regulations could have a material adverse effect on Strayer University, including loss of eligibility to participate in Title IV programs. If any of the third-party providers discontinue providing software and services to us, we may not be able to replace them in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with the requirements of Title IV programs, which could adversely affect our enrollment, revenues, and results of operations.

Our business could be harmed if we experience a disruption in our ability to process student loans under the Federal Direct Loan Program.

We collected the majority of our fiscal year 2017 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If we experience a disruption in our ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on our part or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations, and cash flows could be adversely and materially affected.

Our business could be harmed if Congress makes changes to the availability of Title IV funds.

We collected the majority of our fiscal year 2017 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year. In July 2012, Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date, these changes have not had a material impact on our business, but future changes in the availability of Title IV funds could impact students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.

Enforcement of laws related to the accessibility of technology continues to evolve, which could result in increased information technology development costs and compliance risks.

Strayer University’s online education programs are made available to students through personal computers and other technological devices. For each of these programs, the curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. Federal agencies, including the Department of Education and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973, or Section 504, prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. The Americans with Disabilities Act, or the ADA, prohibits discrimination based on disability in several areas, including public accommodations. In 2010, the Department of Education’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. If Strayer University is found to have violated Section 504, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. As a result of such enforcement action, or as a result of new laws and regulations that require greater accessibility, Strayer University may have to modify its online classrooms and other uses of technology to satisfy applicable requirements, which could require substantial financial investment. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, such as the ADA, and defending against such actions may require Strayer University to incur costs to modify its online classrooms and other uses of technology and costs of litigation.

Risks Related to Our Business

Our enrollment rate is uncertain, and we may not be able to assess our future enrollments effectively.

Our ability to grow enrollment depends on a number of factors, including macroeconomic factors like unemployment and the resulting lower confidence in job prospects, and many of the regulatory risks discussed above. Our enrollment in 2018 will be affected by legislative uncertainty, regulatory activity, and macroeconomic conditions. It is likely that legislative, regulatory, and economic uncertainties will continue for the foreseeable future, and thus it is difficult to assess our long-term growth prospects. Since 2013, we have selectively closed physical locations to better align our resources with the increasing preference of our current students for online course delivery. Although we plan to selectively invest in new campus facilities, and to pursue other growth opportunities in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take to adapt to the changing regulatory, legislative, and economic conditions.

Adding new locations, programs, and services is dependent on our forecast of the demand for those locations, programs, and services and on regulatory approvals.

Adding new locations, programs, and services require us to expend significant resources, including making human capital and financial capital investments, incurring marketing expenses, and reallocating other resources. To open a new location, we are required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. We cannot assure investors that we will open new locations or add new programs or services in the future.

Our future success depends in part upon our ability to recruit and retain key personnel.

Our success to date has been, and our continuing success will be, substantially dependent upon our ability to attract and retain highly qualified executive officers, faculty and administrators, and other key personnel. If we cease to employ any of these integral personnel or fail to manage a smooth transition to new personnel, our business could suffer.

Our success depends in part on our ability to update and expand the content of existing academic programs and develop new programs in a cost-effective manner and on a timely basis.

Our success depends in part on our ability to update and expand the content of our academic programs, develop new programs in a cost-effective manner, and meet students’ needs in a timely manner. Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological and other skills. The update and expansion of our existing programs and the development of new programs may not be received favorably by students, prospective employers, or the online education market. If we cannot respond to changes in industry requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs as quickly as students require due to regulatory constraints or as quickly as our competitors introduce competing new programs.

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

In the last eight years, Congress increased its focus on proprietary educational institutions, including administration of Title IV programs, military assistance programs, veterans education benefits, and other federal programs. The Department of Education indicated to Congress that it intended to increase its regulation of and attention to proprietary educational institutions, and the Government Accountability Office released several reports of investigations into proprietary educational institutions. In 2014, the Department of Education announced the creation of an interagency task force to oversee proprietary educational institutions by coordinating the activities of several agencies and promote information sharing among the agencies, which include the Department of Justice, the VA, the CFPB, the FTC, and the SEC, as well as state attorneys general. These and other governmental activities, including new regulations on program integrity and gainful employment, even if resulting in no adverse findings or actions against Strayer University, singly or cumulatively could affect public perception of proprietary higher education, damage the reputation of Strayer University, and limit our ability to attract and retain students.

We face strong competition in the post-secondary education market.

Post-secondary education in the United States is highly competitive. We compete with traditional public and private two-year and four-year colleges, other for-profit schools, and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of Strayer University at a lower tuition level as a result of government subsidies, government and foundation grants, tax-deductible contributions, and other financial sources not available to proprietary institutions. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we do. Congress, the Department of Education, and other agencies have required increasing disclosure of information to consumers. While we believe that Strayer University provides valuable education to its students, we may not always accurately predict the drivers of a student or potential students’ decisions to choose among the range of educational and other options available to them. This strong competition could adversely affect our business.

Strayer relies on exclusive proprietary rights and intellectual property, and competitors may attempt to duplicate our programs and methods.

Third parties may attempt to develop competing programs or duplicate or copy aspects of our curriculum, online library, quality management, and other proprietary content. Any such attempt, if successful, could adversely affect our business. In the ordinary course of business, we develop intellectual property of many kinds that is or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. Such intellectual property includes, but is not limited to, courseware materials for classes taught online and on-ground, and business know-how and internal processes and procedures developed to respond to the requirements of its various education regulatory agencies.

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

A change in ownership resulting in a change of control of Strayer University would trigger a requirement for recertification of Strayer University by the Department of Education for purposes of participation in federal student financial aid programs, a review of Strayer University’s accreditation by Middle States, and reauthorization of Strayer University by certain state licensing and other regulatory agencies. If we underwent a change of control that required approval by any state authority, Middle States, or any federal agency, and any required regulatory approval were significantly delayed, limited, or denied, there could be a material adverse effect on our ability to offer certain educational programs, award certain degrees, diplomas, or certificates, operate one or more of our locations, admit certain students or participate in Title IV programs, which in turn, could have a material adverse effect on our business. These factors may discourage takeover attempts.

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

Strayer University’s computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, Strayer University may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

The personal information that we collect is subject to privacy and data security laws and may be vulnerable to breach, theft, or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subject us to risks and costs that could harm our business. We collect, use, and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data, and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain vendors. Although we use security and business controls to limit access to and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to various U.S. state and federal legislative and regulatory burdens that could, among other things, require notification of data breaches and restrict our use of personal information. The risk of hacking and cyber-attacks has increased, as has the sophistication of such attacks, including email phishing schemes targeting employees to give up their credentials. We cannot assure you that a breach, loss, or theft of personal information will not occur. A breach, theft, or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under U.S. state and federal privacy statutes and legal actions by state authorities and private litigants, any of which could have a material adverse effect on our business. Moreover, certain of our operations may involve the collection of personal information from individuals outside the U.S., which may render us subject to global privacy and data security laws. For example, the European Union General Data Protection Regulation (“GDPR”), which becomes enforceable May 25, 2018, contains a number of requirements that are different from or exceed those in U.S. state and federal privacy and data security laws. The GDPR may apply to certain of our operations. Were it to apply and if we were out of compliance, there is the potential for administrative, civil, or criminal liability with significant monetary penalties as well as reputational harm to Strayer and its employees.

Failure to maintain adequate process to prevent and detect fraudulent activity related to student online enrollment or financial aid could adversely impact our operations.

Our online environment is susceptible to an increased risk of fraudulent activity by outside parties with respect to the student online learning platform and student financial aid programs. While we have been able to detect past incidents of fraudulent activity, which have been isolated, and we have increased our internal capabilities to prevent and detect possible fraudulent activity, we cannot be certain that our systems and processes will continue to be adequate with increasingly sophisticated external fraud schemes. The Department of Education requires institutions that participate in Title IV programs to refer to the Office of the Inspector General any credible information related to fraudulent activity. If we do not maintain adequate systems to prevent and deter such fraudulent activity, the Department of Education may find a lack of “administrative capability” and could limit our access to Title IV funding.

Strayer University, with its online programs, operates in a highly competitive market with rapid technological changes and it may not compete successfully.

Online education is a highly fragmented and competitive market that is subject to rapid technological change. Competitors vary in size and organization from traditional colleges and universities, many of which have some form of online education programs, to for-profit schools, corporate universities, and software companies providing online education and training software. We expect the online education and training market to be subject to rapid changes in technologies. Strayer University’s success will depend on its ability to adapt to these changing technologies.

Changes in future business conditions could cause business investments and/or recorded goodwill and other long-lived assets to become impaired, resulting in substantial losses and write-downs that would reduce our earnings.

Although we currently have excess fair value of our investments in JWMI and NYCDA over their respective carrying values, goodwill accounts for approximately $21 million of our total assets. Operating performance of these investments, or market-based inputs to the calculations in our goodwill impairment test, could change significantly from our current assumptions. We continue to monitor the recoverability of the carrying value of our goodwill and other long-

lived assets. Significant write-offs of goodwill or other long-lived assets could have a material adverse effect on our financial condition and/or results of operations.

Risks Related to our Pending Merger with Capella Education Company

The market price for the combined company shares following the consummation of our merger with Capella may be affected by factors different from or in addition to those that historically have affected or currently affect shares of our common stock.

Upon consummation of our merger with Capella, our stockholders will hold combined company shares. Although Capella operates in the same industry that we do, Capella’s businesses differ from ours, and accordingly the results of operations of the combined company will be affected by some factors that are different from or in addition to those currently affecting our results of operations and those currently affecting Capella’s results of operations. For a discussion of Capella’s businesses, and some important factors to consider in connection with Capella’s businesses, see the documents previously filed with the SEC by Capella (File No. 001-33140), incorporated by reference into the joint proxy statement/prospectus filed with the SEC by us on December 8, 2017, and referred to under the sections entitled “Incorporation of Certain Documents by Reference” and “Where You Can Find More Information”. The joint proxy statement/prospectus filed with the SEC by us on December 8, 2017 does not constitute, and the documents filed with the SEC by Capella do not constitute, a part of this Annual Report on Form 10-K and are not incorporated by reference herein.

The merger may not be consummated unless important conditions are satisfied or waived.

The merger agreement contains a number of conditions that must be satisfied or waived (to the extent permitted by applicable law) to consummate the merger. Those conditions include, among others:

•	approval for listing on NASDAQ of the combined company shares issuable in connection with the merger, subject to official notice of issuance;
•	receipt of the requisite regulatory and antitrust approvals, including approvals of certain education regulatory agencies and accrediting bodies; and
•	the absence of any law or order prohibiting the merger.

These conditions to the consummation of the merger may not be satisfied or waived (to the extent permitted by applicable law) and, as a result, the merger may not be consummated at the time expected, or at all. In addition, either Strayer or Capella may elect to terminate the merger agreement in certain other circumstances. For additional information, see the sections entitled “The Merger Agreement—Conditions to Consummation of the Merger” and “The Merger Agreement—Termination of the Merger Agreement” in the joint proxy statement/prospectus filed with the SEC by us on December 8, 2017.

The merger agreement contains provisions that could discourage a potential acquirer of us.

The “no-shop” provisions contained in the merger agreement could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of Strayer from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be realized in the merger. A potential third-party acquirer maintaining interest in the face of these provisions might propose to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the $25 million termination fee that may become payable in certain circumstances.

If the merger agreement is terminated and we seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of our pending merger with Capella.

The pendency of the merger could materially adversely affect our business, financial condition, results of operations or cash flows.

Uncertainty about the effect of our pending merger with Capella on employees, suppliers, students and employers of students may have an adverse effect on us. Some students and others who deal with us may seek to change existing relationships with us or delay decisions to continue or expand their relationships with us. Current and prospective employees may experience uncertainty about their future roles, which may affect our ability to attract, retain,  and motivate key personnel. If employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the business, the combined company following the merger could face disruptions in its operations, loss of existing students, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the merger.

In addition, the merger agreement restricts us from taking certain actions until the effective time without the consent of Capella, including, among others: the payment of dividends; the issuance of equity (including incentive equity awards); certain increases to employee compensation and benefits; capital expenditures; the incurrence of indebtedness; acquisitions and divestitures; and the entry into or amending certain material contracts. We are required to conduct business in the ordinary course consistent with past practice. The restrictive covenants, which are subject to various specific exceptions, may prevent us from pursuing attractive business opportunities that may arise prior to the consummation of the merger. For a description of the restrictive covenants applicable to us, see the section entitled “The Merger Agreement—Conduct of Business Pending the Merger” in the joint proxy statement/prospectus filed with the SEC by us on December 8, 2017.

Litigation filed or that may be filed could prevent or delay the consummation of the pending merger.

On November 30, 2017, a Capella shareholder (the “Plaintiff”) filed a putative class action lawsuit against Capella, Strayer, Sarg Sub Inc., a wholly owned subsidiary of Strayer, and the members of the Capella board of directors, challenging the disclosures made in connection with the pending merger. The lawsuit sought to enjoin the merger, recover damages upon consummation of the merger, attorney’s fees, and other relief. For additional information, see the description set forth in Item 3 below. On January 29, 2018, the Plaintiff filed a notice of voluntary dismissal, without prejudice.

Similar lawsuits and/or claims may be received by us, our board of directors, Sarg Sub Inc., Capella or Capella’s board of directors in the future. The outcomes of complex legal proceedings are difficult to predict and could delay or prevent our pending merger with Capella from becoming effective in a timely manner. One of the conditions to the closing of the merger is that no governmental authority has issued or entered any order after the date of the merger agreement having the effect of enjoining or otherwise prohibiting the consummation of the merger. Potential lawsuits in the future may seek an order enjoining the consummation of the merger. Accordingly, if a future lawsuit is successful in obtaining an order enjoining the consummation of the merger, then such order may prevent the merger from being consummated, or from being consummated within the expected time frame, and could result in substantial costs to us including, but not limited to, costs associated with the indemnification of directors and officers. Any such injunction or delay in the merger being completed may adversely affect our business, financial condition, results of operations, and cash flows.

Our stockholders will have a reduced ownership and voting interest in the combined company after the merger and will exercise less influence over management.

Our stockholders currently have the right to vote in the election of our board of directors and on other matters affecting us. Upon consummation of the merger, each Strayer stockholder will be a stockholder of the combined company with a percentage ownership of the combined company that is smaller than the stockholder’s prior percentage ownership of Strayer. After consummation of the merger, Strayer stockholders are expected to own approximately 52% of the issued and outstanding combined company shares on a fully diluted basis. Because of this, Strayer stockholders will have less influence on the management and policies of the combined company than they now have on the management and policies of Strayer.

Failure to consummate the merger could negatively impact our future stock price, operations and financial results.

If the merger is not consummated for any reason, we may be subjected to a number of material risks, including the following:

•

a possible decline in the market price of our common stock to the extent that the current market price reflects a market assumption that the merger will be consummated and will be beneficial to the value of the business of the combined company;

•

having to pay certain costs related to the pending merger, such as legal, accounting, financial advisory, printing, and mailing fees, which must be paid regardless of whether the merger is consummated;

•

addressing any loss of personnel and/or students that may have occurred since the announcement of the signing of the merger agreement, as a result of uncertainty regarding the employee or student relationship with the combined company;

•

addressing the consequences of operational decisions made since the signing of the merger agreement either because of restrictions on our operations imposed by the terms of the merger agreement, including decisions to delay or defer capital expenditures;

•	returning the focus of management and personnel to operating the Company on a stand-alone basis, without any of the benefits expected to have been provided by the consummation of the merger; and
•	negative reactions from our stockholders, students, suppliers, and employees.

In addition to the above risks, we may be required, under certain circumstances, to pay a termination fee of up to $25 million to Capella, and in some cases reimburse Capella’s expenses up to $8 million, which may materially adversely affect our financial condition.

If the merger is not consummated, we cannot assure our stockholders that these risks will not materialize and will not materially adversely affect the business, financial results, and stock price of the Company. Failure to consummate the merger could also materially adversely affect our stock price to the extent the current market price reflects a market premium based on the assumption that the merger will be consummated and will be beneficial to the value of the business of the combined company.

The pending merger may disrupt attention of our management from ongoing business operations.

We have expended, and expect to continue to expend, significant management resources to consummate the merger. The attention of our management may be diverted away from the day-to-day operations of our businesses, including implementing initiatives to improve performance and execution of existing business plans in an effort to consummate the merger. This diversion of management resources could disrupt our operations and may have an adverse effect on our businesses, financial conditions and results of operations or that of the combined company.

The consummation of the merger is subject to the receipt of consents and approvals from government and regulatory entities, which may impose conditions that could have a material adverse effect on us or could cause us to abandon the merger.

The governmental and regulatory agencies from which we will seek approvals have broad discretion in administering the applicable government regulations.

On November 22, 2017, the U.S. Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Regulatory approvals will be required in connection with the merger from certain education agencies. On February 27, 2018, the U.S. Department of Education completed its pre-acquisition review of the transaction without any material conditions, but additional closing conditions apply including approval by the Higher Learning Commission (the “HLC”). In addition, Strayer is notifying all of the education regulatory agencies that approve Strayer University of the merger.

Although it is not expected that this merger constitutes a change of control for Strayer University, it is possible that some of those agencies may require approval of the merger, or subject Strayer University to a review in connection with the merger.

There can be no assurance that all of the necessary educational agency regulatory approvals required to consummate the merger will be obtained and, if obtained, there can be no assurance as to the timing of any approvals, the ability to obtain the approvals on satisfactory terms, or that the conditions will not result in the abandonment of the merger. For additional information, see the sections entitled “The Merger Agreement—Conditions to Consummation of the Merger,” “The Merger—Regulatory Approvals Required for the Merger,” and “The Merger Agreement—Conditions to Consummation of the Merger” in the joint proxy statement/prospectus filed with the SEC by us on December 8, 2017.

The merger agreement may require us to accept conditions from certain regulators that could limit the combined company after the consummation of the merger without us having the right to refuse to consummate the merger on the basis of those regulatory conditions, except that for certain education regulators, we or Capella may refuse to consummate the merger if any such conditions individually or in the aggregate, would reasonably be expected to result in a material adverse effect on the combined company following the consummation of the merger.

Any delay in the consummation of the merger for regulatory reasons could diminish the anticipated benefits of the merger or result in additional transaction costs. Any uncertainty over the ability to consummate the merger could make it more difficult for us to maintain or pursue particular business strategies. Conditions imposed by regulatory agencies in connection with their approval of the merger may restrict the combined company’s ability to modify its operations or the combined company’s ability to expend cash for other uses or otherwise have a material adverse effect on, or delay, the anticipated benefits of the merger.

The merger may not be accretive and may cause dilution to the combined company’s earnings per share, which may negatively affect the market price of the combined company shares.

Because shares of Strayer common stock will be issued in the merger, it is possible that, although we currently expect the merger to be accretive to earnings per share in 2019, excluding one-time charges, the merger may be dilutive to earnings per share, which could negatively affect the market price of combined company shares.

In connection with the consummation of the merger, we expect to issue approximately 10.5 million shares of Strayer common stock. The issuance of these new shares of Strayer common stock could have the effect of depressing the market price of shares of Strayer common stock (referred to as combined company shares as of the consummation of and following the merger) through dilution of earnings per share or otherwise.

In addition, future events and conditions could increase the dilution that is currently projected, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the merger. Any dilution of, or delay in any accretion to, earnings per share could cause the price of the combined company shares to decline or grow at a reduced rate.

Risks Related to the Business of the Combined Company

Combining Strayer and Capella may be more difficult, costly or time consuming than expected, and the combined company may not realize all of the anticipated benefits of the merger.

Strayer and Capella have operated and, until the consummation of the merger, will continue to operate, independently. The success of the merger will depend on, among other things, the combined company’s ability to combine the businesses of Strayer and Capella in a manner that does not materially disrupt the existing student relationships of either Strayer or Capella or adversely affect current revenues and investments in future growth. Additionally, the combined company may not be able to successfully achieve the level of cost savings, revenue enhancements and synergies that it expects. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.

In addition, the continued operation of two independent businesses within the combined company may be a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management attention to integration matters;
•	difficulties in integrating functions, personnel, and systems;
•	challenges in conforming standards, controls, procedures and accounting, and other policies, business cultures, and compensation structures between the two companies;
•	difficulties in assimilating employees and in attracting and retaining key personnel;
•	challenges in keeping existing students and enrolling new students;
•	difficulties in maintaining consistency in educational programs across platforms;
•	challenges related to maintaining accreditations with multiple accreditors and working with multiple oversight bodies;
•	difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combination;
•	difficulties in managing multiple brands under a significantly larger and more complex company;
•	difficulties operating Strayer University and Capella University as separate legal entities;
•	contingent liabilities that are larger than expected; and
•	potential unknown liabilities, adverse consequences, and unforeseen increased expenses associated with the merger.

Many of these factors are outside of our control and will be outside the control of the combined company, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition and results of operations of the combined company. In addition, even if the businesses of Strayer and Capella are operated successfully within the combined company, the full anticipated benefits of the merger may not be realized, including the expected synergies. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in operating the businesses of Strayer and Capella. All of these factors could cause dilution to the earnings per share of the combined company, decrease or delay the expected accretive effect of the merger and negatively impact the price of the combined company shares. As a result, it cannot be assured that the combined company will realize the full benefits anticipated from the merger within the anticipated time frames, or at all.

Following the consummation of the merger, the composition of the combined company board of directors and the management team will be different from the composition of the current board of directors and management teams of Strayer and Capella, which may affect the strategy and operations of the combined company.

Following the consummation of the merger, the board of directors of the combined company will consist of (a) nine directors designated by Strayer, (b) J. Kevin Gilligan, Chief Executive Officer of Capella, and (c) two additional designees who are currently members of the Capella board of directors and are recommended by Mr. Gilligan. In addition, one of the two additional Capella designees will be appointed to serve on the Compensation Committee of the combined company.

Robert Silberman will continue as Executive Chairman of the board of directors of the combined company and Mr. Gilligan will be appointed as Vice Chairman at the effective time. Karl McDonnell, Strayer’s current President and Chief Executive Officer, and Daniel W. Jackson, Strayer’s current Executive Vice President and Chief Financial Officer, will continue in their respective positions at the combined company following the effective time. Steven L. Polacek, Capella’s current Senior Vice President and Chief Financial Officer will be appointed as the Chief Integration/Transition Officer of the combined company.

This new composition of the board of directors and management team may affect the combined company’s business strategy and operating decisions following the consummation of the merger, as compared to those of Strayer and Capella prior to the merger. In addition, there can be no assurances that the new board of directors and management team will function effectively as a team and that any differences or difficulties, should they arise, will not have an adverse effect on the combined company’s business or results.

We will incur substantial direct and indirect costs as a result of the merger.

We will incur substantial expenses in connection with and as a result of consummating the merger, and over a period of time following the consummation of the merger, the combined company also expects to incur substantial expenses in connection with coordinating and, in certain cases, combining the businesses, operations, policies, and procedures of Strayer and Capella. A portion of the transaction costs related to the merger will be incurred regardless of whether the merger is consummated. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Although many of the expenses that we will be incurred, by their nature, are difficult to estimate accurately, the current estimate of the aggregate expenses that we will incur is between $15-20 million in 2018, which is subject to change. These costs could adversely affect our financial condition and results of operations prior to the merger and those of the combined company following the consummation of the merger.

The combined company is expected to record a significant amount of goodwill as a result of the merger, and such goodwill could become impaired in the future.

Accounting standards in the United States require that one party to the merger be identified as the acquirer. In accordance with these standards, the merger will be accounted for as an acquisition of Capella common stock by Strayer and will follow the acquisition method of accounting for business combinations. The Strayer assets and liabilities will be consolidated with those of Capella on our financial statements. The excess of the purchase price over the fair value of Capella’s assets and liabilities will be recorded as goodwill.

The combined company will be required to assess goodwill for impairment at least annually. To the extent goodwill becomes impaired, the combined company may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on future operating results and statements of financial position of the combined company.

Item 1B.    Unresolved Staff Comments

There are no SEC staff comments on our periodic SEC reports which are unresolved.

Item 2.       Properties

Except for five campus facilities which we own, our campus and administrative facilities are leased. Our facilities are located predominantly in the eastern United States. The Company’s corporate headquarters is located at 2303 Dulles Station Blvd., Herndon, VA 20171, while the headquarters and main campus of Strayer University is located at 1133 15th Street NW, Washington, D.C. 20005. Our leases generally range from five to ten years with one to two renewal options for extended terms. As of December 31, 2017, we leased 81  campus and administrative facilities consisting of approximately 1.4  million square feet. The facilities that we own consist of approximately 110,000 square feet. NYCDA is party to certain real estate leases for small amounts of space, including approximately 5,500 square feet in Manhattan, N.Y. for its corporate offices and classroom space.

As announced in October 2013, we closed 20 physical locations, predominantly in the Midwest. We subleased or terminated arrangements on most of this space, and to date, approximately 41,000 square feet remains vacant, with remaining lease obligations ranging from six months to five years. We continuously evaluate various options to address unused facility space including sublets, both short-term and long-term, and lease buyouts. In 2017, we reduced our leased facility footprint by approximately 166,000 square feet, primarily by reducing the size of existing campuses at the time of lease renewal.

We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. In 2018, we plan to open three to five new campus locations. The first new campus, located in Macon, Georgia, will open for the start of the spring academic term. The Macon campus and subsequent new campuses will incorporate a new smaller cost-

efficient design intended to service a student body that values a brick and mortar presence, even while taking an increasing majority of their courses online.

For more information regarding our ongoing lease commitments, see Notes to Consolidated Financial Statements below.

Item 3.       Legal Proceedings

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no material pending legal proceedings to which we are subject or to which our property is subject.

On November 30, 2017, a Capella shareholder (the “Plaintiff”) filed a putative class action against Capella, Strayer, Sarg Sub Inc.  (a wholly owned subsidiary of Strayer), and the members of Capella’s board of directors (together, the “Defendants”) challenging the disclosures made in connection with our pending merger with Capella. The lawsuit, styled Adam Franchi v. Capella Education Company, et al., No. 0:17-cv-05288-JRT-DTS, was filed in the United States District Court for the District of Minnesota. The Plaintiff's complaint alleged that the registration statement filed in connection with our pending merger with Capella failed to disclose certain allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder. The alleged omissions related to (i) certain financial projections by the companies and certain financial analyses performed by Capella’s financial advisor; and (ii) certain alleged potential conflicts of interest of Capella’s officers and directors. The Plaintiff sought to enjoin Defendants from proceeding with the merger, recover damages in the event the merger was consummated, attorney's fees, and other relief. On January 29, 2018, the Plaintiff filed a notice of voluntary dismissal, without prejudice.

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

	High	Low	Close
2016
First Quarter	$59.99	$42.39	$48.75
Second Quarter	$50.69	$44.02	$49.13
Third Quarter	$51.74	$43.50	$46.68
Fourth Quarter	$83.92	$44.63	$80.63
2017
First Quarter	$83.88	$71.31	$80.49
Second Quarter	$95.74	$75.84	$93.22
Third Quarter	$94.99	$76.40	$87.27
Fourth Quarter	$100.72	$86.03	$89.58

As of February 1, 2018, there were 11,161,266 shares of common stock outstanding, and approximately 76 holders of record.

We did not pay a dividend in 2016. On February 14, 2017, our Board of Directors approved an annual cash dividend of $1.00 per common share during 2017. This resulted in a quarterly dividend payment of $0.25 per common share. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities, and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.

Peer Group Performance Graph

The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2012 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Adtalem Global Education, Inc. (ATGE), American Public Education, Inc. (APEI), Bridgepoint Education, Inc. (BPI), Capella Education Company (CPLA), Career Education Corporation (CECO), Grand Canyon Education, Inc. (LOPE), K12 Inc. (LRN), Lincoln Educational Services Corporation (LINC),  and Universal Technical Institute, Inc. (UTI). The peer group no longer includes Apollo Education Group, Inc. as it ceased to be a public company in 2017. DeVry Education Group is still included in the peer group but under its new name Adtalem Global Education, Inc. At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*

Among Strayer Education, Inc.

The NASDAQ Stock Market (U.S.) Index and a Peer Group

300
250
200
150
100
50
0
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Strayer Education, Inc.
NASDAQ Composite Index
Peer Composite

Name	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Strayer Education, Inc.	100	61	132	107	144	159
NASDAQ Stock Market (U.S.)	100	138	157	166	178	229
Peer Group	100	151	143	88	144	163

*The comparison assumes $100 was invested on December 31, 2012 in our common stock, the NASDAQ Stock Market (U.S.) Index, and the peer companies selected by us.

There were no sales by us of unregistered securities during the year ended December 31, 2017.

Stock Repurchase Program

In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2017, $70.0 million of our share repurchase authorization was remaining for repurchases through the end of 2018. All of our share repurchases have been effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended, or terminated at any time by us without notice.

A summary of our share repurchases since the inception of the plan is as follows:

	Total	Average dollar
	number of	price	Cost of share
	shares	paid per	repurchases
	repurchased	share	(millions)
2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1
2010	687,340	168.06	115.5
2011	1,581,444	128.15	202.7
2012	484,841	51.56	25.0
2013	495,085	50.49	25.0
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
Total	5,702,454	$124.24	$708.5

We did not make any share repurchases in 2014 through 2017.

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

	Year Ended December 31,
	2013	2014	2015	2016	2017
	(Dollar and share amounts in thousands, except per share data)
Income Statement Data:
Revenues	$503,600	$446,041	$434,437	$441,088	$454,851
Costs and expenses:
Instruction and educational support	310,446	236,303	234,097	241,026	245,177
Marketing	75,426	66,495	70,084	79,025	82,574
Admissions advisory	20,390	16,661	16,304	17,832	19,494
General and administration	64,637	44,835	44,254	45,733	55,397
Total costs and expenses	470,899	364,294	364,739	383,616	402,642
Income from operations	32,701	81,747	69,698	57,472	52,209
Investment and other income	2	117	283	462	1,079
Interest expense	5,419	5,248	3,850	642	642
Income before income taxes	27,284	76,616	66,131	57,292	52,646
Provision for income taxes	10,859	30,260	26,108	22,490	32,034
Net income	$16,425	$46,356	$40,023	$34,802	$20,612
Net income per share:
Basic	$1.55	$4.39	$3.78	$3.28	$1.93
Diluted	$1.55	$4.35	$3.73	$3.21	$1.84
Weighted average shares outstanding:
Basic	10,584	10,561	10,588	10,610	10,678
Diluted(a)	10,624	10,650	10,740	10,845	11,199
Other Data:
Depreciation and amortization	$35,563	$20,630	$18,104	$17,817	$18,733
Stock-based compensation expense	$9,291	$9,453	$10,213	$10,767	$11,627
Capital expenditures	$8,726	$6,902	$12,692	$13,161	$18,051
Cash dividends per common share (paid)	$—	$—	$—	$—	$1.00
Average enrollment(b)	43,969	40,254	40,450	41,556	44,155
Strayer University Campuses(c)	100	79	76	74	71
Full-time employees(d)	1,485	1,455	1,401	1,542	1,389

	At December 31,
	2013	2014	2015	2016	2017
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$94,760	$162,283	$106,889	$129,245	$155,933
Working capital(e)	82,182	140,316	74,761	100,704	121,282
Total assets	254,266	307,815	248,434	298,696	321,278
Long-term debt	118,750	112,500	—	—	—
Other long-term liabilities	51,456	46,248	47,987	50,483	43,015
Total liabilities	215,364	215,083	105,578	110,322	112,081
Total stockholders’ equity	38,902	92,732	142,856	188,374	209,197

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

(d)	Reflects full-time employees, including full-time faculty, as of December 31 of each year indicated.

(e)	Working capital is calculated by subtracting current liabilities from current assets.

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with “Selected Financial Data,” our consolidated financial statements and the notes thereto, the “Cautionary Notice Regarding Forward-Looking Statements,” Item 1A entitled “Risk Factors,” and the other information appearing elsewhere, or incorporated by reference, in this Annual Report on Form 10-K.

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

In October 2017, we entered into a merger agreement with Capella Education Company (“Capella”). Capella provides post-secondary education and job-skills programs primarily through its subsidiary Capella University. Capella had approximately 38,000 students at December 31, 2016, its revenue for 2016 was $429.4 million, and its net income from continuing operations in 2016 was $42.4 million. The merger was approved by our shareholders and by Capella’s stockholders on January 19, 2018. Upon consummation of the merger, Capella will become our wholly-owned subsidiary and will continue to offer its education programs through Capella University.

Set forth below are average Strayer University enrollment, full-time undergraduate tuition rates, revenues, income from operations, net income, and diluted net income per share for the last three years.

	Year Ended December 31,
	2015	2016	2017
Average enrollment	40,450	41,556	44,155
% Change from prior year	<1%	3%	6%
Full-time tuition for a new student (per course)	$1,420	$1,420	$1,435
% Change from prior year	—	—	1%
Revenues (in thousands)	$434,437	$441,088	$454,851
% Change from prior year	(3%)	2%	3%
Income from operations (in thousands)	$69,698	$57,472	$52,209
% Change from prior year	(15%)	(18%)	(9%)
Net income (in thousands)	$40,023	$34,802	$20,612
% Change from prior year	(14%)	(13%)	(41%)
Diluted net income per share	$3.73	$3.21	$1.84
% Change from prior year	(14%)	(14%)	(43%)

Most of our revenue comes from the University, which derives approximately 96% of its revenue from tuition for educational programs, whether delivered in person at a physical campus or delivered online. The academic year of the University is divided into four quarters, which approximately coincide with the four quarters of the calendar year. Students at the University and at NYCDA make payment arrangements for the tuition for each course at the time of enrollment. Tuition revenue is recognized ratably over the course of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts, and scholarships. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned.

Tuition receivable and deferred revenue for our students are recorded upon the start of the course, which for the University, is the start of the academic term. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and deferred revenue generally represents advance payments for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than one year past due is charged against the allowance. Accounts less than one year past due are reserved according to the length of time the balance has been outstanding. In establishing reserve amounts, we also consider the status of students as to whether or not they are currently enrolled for the next term, as well as the likelihood of recovering balances that have previously been written off, based on historical experience. Bad debt expense as a percentage of revenues for the years ended December 31, 2015, 2016, and 2017, was 3.0%, 3.7% and 4.8%, respectively.

Below is a description of the nature of the costs included in our operating expense categories:

•

Instruction and educational support expenses generally contain items of expense directly attributable to educational activities. This expense category includes salaries and benefits of faculty and academic administrators, as well as administrative personnel who support faculty and students. Instruction and educational support expenses also include costs of educational supplies and facilities, including rent for campus facilities, certain costs of establishing and maintaining computer laboratories, and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instruction and educational support expenses.

•	Marketing expenses include the costs of advertising and production of marketing materials and related personnel costs.

•	Admissions advisory expenses include salaries, benefits, and related costs of personnel engaged in admissions.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for doubtful accounts; income tax provisions; the useful lives of property and equipment; redemption rates for scholarship programs; fair value of future contractual operating lease obligations for facilities that have been closed; valuation of deferred tax assets, goodwill, contingent consideration, and intangible assets; forfeiture rates and achievability of performance targets for stock-based compensation plans; and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates and judgments for reasonableness and may modify them in the future. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition — Like many traditional institutions, the University offers its educational programs on a quarter system having four academic terms, which coincide with our quarterly financial reporting periods. NYCDA’s revenues are recognized as services are provided, generally ratably over the length of a course. Approximately 96% of our revenues during the year ended December 31, 2017 consisted of tuition revenue. Tuition revenue is recognized ratably over the course of instruction as the University provides academic services in a given term, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. At the start of each academic term or program, a liability (deferred revenue) is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as deferred revenue.

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

If a student withdraws from a course prior to completion, a portion of the tuition may be refundable depending on when the withdrawal occurs. Our refund policy typically permits students who complete less than half of a course to receive a partial refund of tuition for that course. Refunds reduce the tuition revenue that would have otherwise been recognized for that student. Since the University’s academic terms coincide with our financial reporting periods, nearly all refunds are processed and recorded in the same quarter as the corresponding revenue. The portion of tuition revenue refundable to students may vary based on the student’s state of residence.

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

New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. Revenue and the value of the benefit earned by students participating in the Graduation Fund is recognized based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree. Estimated redemption rates of eligible students vary based on their term of enrollment. As of December 31, 2017, we had deferred $37.4 million for estimated redemptions earned under the Graduation Fund, as compared to $29.5 million at December 31, 2016.  Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material.  However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2016 and 2017, our bad debt expense was 3.7% and 4.8% of revenue, respectively. Our bad debt in 2017 was negatively impacted by changes made by the U.S.  Department of Education in the way it processes student financial aid, which increased the number of students subject to verification for loan eligibility under Title IV. This increase was not unique to Strayer, and affected many other institutions which receive funding through Title IV programs. The increased volume resulted in delays in processing financial aid for these students, largely causing the deterioration in our bad debt rate in 2017 compared to 2016. The Department of Education announced certain corrections to its processes which are scheduled to take effect in 2018 and are expected to reduce the volume of accounts selected for verification and improve the timeliness of the reviews. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of December 31, 2017 would have changed our income from operations by approximately $0.4 million.

Goodwill and indefinite-lived intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment. In connection with the goodwill in our JWMI reporting unit and the indefinite-lived intangible asset associated with the JWMI tradename, we utilized a qualitative assessment, consistent with ASC 350, to evaluate the recoverability of the related amounts. A qualitative assessment was performed based on the excess fair value noted in prior years. The qualitative factors considered included macroeconomic conditions, industry/market factors, cost considerations, and overall financial performance, among others. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair value was less than the carrying value; as such, no impairments had been incurred.

In connection with the goodwill in our NYCDA reporting unit and the indefinite-lived intangible asset associated with the NYCDA tradename, we utilized a quantitative assessment consistent with ASC 350. The valuation of the reporting unit considered both an income approach and a market approach, whereas the tradename valuation utilized a relief from royalty method. The carrying amount of the NYCDA reporting unit was $20.5 million at December 31, 2017. We updated our revenue and cash flow forecasts in the fourth quarter to determine fair values and concluded no impairment charge was required. Key assumptions utilized in the discounted cash flow and relief from royalty models include revenue growth rates ranging from 5% to 129% through 2024 and 3% thereafter, operating margins ranging from

-15% to 20% during the same period, and a discount rate of 17.5%. The NYCDA business is still in its early stages and, as such, future operating performance is uncertain. Although we remain committed to this business and are optimistic about its future prospects, the rate of growth in the business has been slower than originally anticipated. Management will continue to monitor the business and update the operating plan, as necessary. Further downward adjustments to the plan could result in impairments in future periods, which could be material.

Contingent Consideration — In connection with the acquisition of NYCDA, the Company agreed that the purchase price would include contingent cash payments (contingent consideration) of up to $12.5 million payable based on NYCDA’s results of operations over a five-year period (the “Earnout”). Generally accepted accounting principles require that contingent consideration be recorded at its estimated fair value at the date of acquisition and then adjusted to fair value each period thereafter until it is settled.

The fair value of the Earnout was originally measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market. Based on its original projections, the Company expected the full amount of the Earnout would be paid and initially measured the liability at $9.0 million. Following its initial recognition, the Company reassesses and adjusts the carrying value of the Earnout to fair value with fair value reflecting revisions to the business plan, expectations relative to achieving the performance targets over the earnout period, and the impact of the discount rate. During the fourth quarter of 2016, the Company revised its assumptions of the timing of future cash flows and recorded an adjustment to reduce the fair value of contingent consideration by $1.3 million. During 2017, the Company continued to update its near-term revenue projections for NYCDA. As of December 31, 2017, the Company estimates that no amounts under the Earnout will be paid and the related liability has been recorded at zero. The fair value adjustments to the Earnout in 2017 aggregated $7.8 million. The Company will continue to update it forecasts each period and record any fair value adjustments, as necessary.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If our estimates change, or if we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. In 2016, we reduced our liability for leases by approximately $1.9 million, and in 2017, we increased our liability for leases by approximately $0.3 million.

Other estimates — We record estimates for contingent consideration, certain of our accrued expenses, and income tax liabilities. We estimate the useful lives of our property and equipment and periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our contingent consideration, accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.

Results of Operations

In 2017, our revenues increased 3% to $454.9 million compared to 2016, principally due to a 6% increase in average enrollment, partially offset by a 3% decline in average revenue per student. Income from operations was $52.2 million in 2017 compared to $57.5 million in 2016. Net income in 2017 was $20.6 million compared to $34.8 million for the same period in 2016. Diluted earnings per share for 2017 was $1.84 compared to $3.21 in 2016.

In the accompanying analysis of financial information for 2017 and 2016, we use a financial measure, Adjusted Net Income, that is not required by, or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Adjusted Net Income, which is considered a “non-GAAP financial measure” under SEC rules, is defined by us as Net Income excluding fair value adjustments related to our acquisition of the New York Code and Design Academy and the related tax effects and adjustments to our reserve for leases on facilities no longer in use, charges associated with our previously announced merger with Capella Education Company and severance charges associated with a staff reduction program, and adjustments to the provision for income taxes which include a reduction in the value of our deferred tax asset as a result of the Tax Cuts and Jobs Act of 2017. When considered together with GAAP financial results, we believe Adjusted Net Income provides management and investors with an additional understanding of its business and operating results, including underlying trends.

Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable with other similarly titled measures of other companies. Non-GAAP financial measures may be considered in addition to, but not as a substitute for or superior to, GAAP results. A reconciliation of Net income to Adjusted Net Income, which is the most directly comparable GAAP measure, is provided below.

Excluding these adjustments, our income from operations was $56.6 million in 2017 compared to $54.3 million in 2016. Adjusted net income was $34.9 million in 2017 compared to $32.3 million in 2016, and adjusted diluted earnings per share was $3.11 in 2017 compared to $2.98 in 2016. The tables below reconcile our reported results of operations to adjusted results.

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2017

		Non-GAAP Adjustments
	As Reported (GAAP)	Fair Value Adjustments (1)	Merger Costs (2)	Deferred Tax Asset (3)	As Adjusted (Non-GAAP)
Income from operations	$52,209	$(7,512)	$11,879	$—	$56,576
Investment income	1,079	—	—	—	1,079
Interest expense	642	—	—	—	642
Income before income taxes	52,646	(7,512)	11,879	—	57,013
Provision for income taxes	32,034	(82)	1,565	(11,375)	22,142
Net income	$20,612	$(7,430)	$10,314	$11,375	$34,871
Earnings per share:
Basic **	$1.93	$(0.70)	$0.97	$1.07	$3.27
Diluted **	$1.84	$(0.66)	$0.92	$1.02	$3.11
Weighted average shares outstanding:
Basic	10,678	—	—	—	10,678
Diluted	11,199	—	—	—	11,199

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2016

		Non-GAAP Adjustments
	As Reported (GAAP)	Fair Value Adjustments (1)	Merger Costs (2)	Deferred Tax Asset (3)	As Adjusted (Non-GAAP)
Income from operations	$57,472	$(3,213)	$—	$—	$54,259
Investment income	462	—	—	—	462
Interest expense	642	—	—	—	642
Income before income taxes	57,292	(3,213)	—	—	54,079
Provision for income taxes	22,490	(748)	—	—	21,742
Net income	$34,802	$(2,465)	$—	$—	$32,337
Earnings per share:
Basic **	$3.28	$(0.23)	$—	$—	$3.05
Diluted **	$3.21	$(0.23)	$—	$—	$2.98
Weighted average shares outstanding:
Basic	10,610	—	—	—	10,610
Diluted	10,845	—	—	—	10,845

**Earnings per share data may not foot due to rounding

(1)

Reflects reductions to the value of contingent consideration related to the Company’s acquisition of the New York Code and Design Academy and the related tax effects, and adjustments to the Company’s reserve for leases on facilities no longer in use.

(2)	Reflects charges associated with the Company’s previously announced merger with Capella Education Company and severance costs associated with a staff reduction program.
(3)	Reflects a reduction in the value of the Company’s net deferred tax assets in connection with the passage of the Tax Cuts and Jobs Act of 2017.

Enrollment Trends

Key enrollment trends by quarter for our total population of students were as follows:

			% Change in
			total	% Change in
Academic Term	2016	2017	students	new students
Winter	40,872	43,387	6%	8%
Spring	41,029	43,411	6%	8%
Summer	38,813	41,679	7%	7%
Fall	45,509	48,144	6%	4%
Average	41,556	44,155	6%	6%

Since 2013, we have introduced a number of initiatives in response to the variability in demand for our programs. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced Strayer University undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. We also introduced the Graduation Fund in mid-2013, whereby qualifying students can receive one free course for every three courses successfully completed. The free courses are redeemable in the student’s final academic year. In 2015, we increased our investment in resources focused on helping Fortune 1000 companies to structure customized education and training programs for their employees, often with significant discounts to our published tuition rates. In 2017, we introduced several new scholarship programs aimed at specific demographics, geographies, and student profiles. We also began testing significantly reduced tuition for select graduate degree programs. These initiatives have had a negative impact on Strayer University revenue per student, which declined 3% in 2017, and is expected to decrease in 2018 by approximately 3%, not including any impact from our pending merger with Capella.

As a result of these and other initiatives, average total enrollment grew approximately 6% in 2017. Should the 2017 full-year enrollment growth continue in 2018, we would expect revenue for the full year 2018 to increase at a rate slightly less than enrollment growth and would expect operating expenses in 2018 to increase slightly, not including any impact from our pending merger with Capella.

The following table sets forth certain income statement data as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2015	2016	2017
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Instruction and educational support	53.9	54.6	53.9
Marketing	16.1	17.9	18.1
Admissions advisory	3.8	4.1	4.3
General and administration	10.2	10.4	12.2
Total costs and expenses	84.0	87.0	88.5
Income from operations	16.0	13.0	11.5
Investment income	0.1	0.1	0.2
Interest expense	0.9	0.1	0.1
Income before income taxes	15.2	13.0	11.6
Provision for income taxes	6.0	5.1	7.0
Net income	9.2%	7.9%	4.6%
Effective tax rate	39.5%	39.3%	60.8%

Year Ended December 31, 2017 Compared To Year Ended December 31, 2016

Enrollment. Average total enrollment increased to 44,155 students for the year ended December 31, 2017 from 41,556 students for the same period in 2016.

Revenues. Revenues increased 3% to $454.9 million in 2017 from $441.1 million in 2016, principally due to the increase in enrollment, partially offset by a decline in revenue per student of 3%. The decline in revenue per student is largely attributable to new scholarship programs for new undergraduate students, and a reduced pricing structure implemented for the first quarter of 2014, which reduced tuition for new undergraduate students by approximately 20%, and gave eligible students access to the Graduation Fund. Revenues for undergraduate students increased 8% in 2017, driven by an increase in enrollment of 12% partially offset by a 3% decline in revenue per student, resulting primarily from the new scholarship programs for new undergraduate students. For graduate students, revenues decreased 7% in 2017 as a result of a 7% decline in enrollment.

Instruction and educational support expenses. Instruction and educational support expenses increased $4.2 million, or 2%, to $245.2 million in 2017 from $241.0 million in 2016 in part due to increased student support costs and bad debt expense. Instruction and educational support expenses as a percentage of revenues decreased to 53.9% for 2017 from 54.6% in 2016. We recorded adjustments of $4.8 million and $1.1 million in 2017 and 2016, respectively, related to changes in fair value of our lease portfolio and NYCDA contingent consideration, and certain personnel costs associated with a one-time staff reduction program implemented in the third quarter of 2017. We may record additional adjustments in the future.

Marketing expenses. Marketing expenses increased $3.6 million, or 5%, to $82.6 million in 2017 from $79.0 million in 2016. Marketing expenses as a percentage of revenues increased to 18.1% in 2017 from 17.9% in 2016.

Admissions advisory expenses. Admissions advisory expenses increased by $1.7 million, or 9%, to $19.5 million in 2017 from $17.8 million in 2016. Admissions advisory expenses as a percentage of revenues increased to 4.3% for 2017 from 4.1% in 2016.

General and administration expenses. General and administration expenses increased $9.7 million, or 21%, to $55.4 million in 2017 from $45.7 million in 2016. General and administration expenses as a percentage of revenues increased to 12.2% for 2017 from 10.4% in 2016. The increase in general and administrative costs was primarily due to approximately $8.4 million of costs associated with our pending merger with Capella. We expect to incur additional costs as the merger is expected to become effective in the third quarter of 2018.

Income from operations. Income from operations decreased $5.3 million, or 9%, to $52.2 million in 2017 from $57.5 million in 2016.

Interest expense. Interest expense was $0.6 million in both 2017 and 2016. We have $150.0 million available under our revolving credit facility and no borrowings outstanding as of December 31, 2017.

Provision for income taxes. Income tax expense increased $9.5 million to $32.0 million in 2017 from $22.5 million in 2016, primarily due to a one-time charge of $11.4 million to reduce the value of our deferred tax asset as a result of the reduction in the corporate federal income tax rate as a result of the Tax Cuts and Jobs Act of 2017. Our effective tax rate was 60.8% for 2017 and 39.3% for 2016. Excluding the effect of the change in the federal tax rate, our effective tax rate was 38.8% for 2017. We expect our effective tax rate for 2018 to be approximately 27-28%.

Net income. Net income decreased $14.2 million to $20.6 million in 2017 from $34.8 million in 2016 due to the factors discussed above.

Year Ended December 31, 2016 Compared To Year Ended December 31, 2015

Enrollment. Average total enrollment increased to 41,556 students for the year ended December 31, 2016 from 40,450 students for the same period in 2015.

Revenues. Revenues increased 2% to $441.1 million in 2016 from $434.4 million in 2015, principally due to the increase in enrollment, partially offset by a decline in revenue per student of 1%. The decline in revenue per student is largely attributable to a reduced pricing structure implemented for the first quarter of 2014, which reduced tuition for new undergraduate students by approximately 20%, and gave eligible students access to the Graduation Fund. Revenues for undergraduate students increased 4% in 2016, driven by an increase in enrollment of 7% partially offset by a 2% decline in revenue per student, resulting primarily from the reduced pricing structure for new undergraduate students. For graduate students, revenues decreased 4% in 2016, driven by a 6% decline in enrollment, partially offset by a 2% increase in revenue per student. The increase in graduate revenue per student was due primarily to a tuition increase that commenced for the winter term 2016, and increased classes per student compared to 2015.

Instruction and educational support expenses. Instruction and educational support expenses increased $6.9 million, or 3%, to $241.0 million in 2016 from $234.1 million in 2015. Instruction and educational support expenses as a percentage of revenues increased to 54.6% for 2016 from 53.9% in 2015. We recorded $1.1 million and $0.4 million in adjustments in 2016 and 2015, respectively, resulting from changes in fair value related to our restructuring from 2013 and our acquisition of NYCDA. We may record additional adjustments in the future.

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

Interest expense. Interest expense decreased to $0.6 million in 2016 from $3.9 million in 2015 following the repayment in July 2015 of all our outstanding debt in connection with our amended credit facility. We have $150.0 million available under our revolving credit facility and no borrowings outstanding as of December 31, 2016.

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

Seasonality

Our quarterly results of operations tend to vary significantly within a year because of student enrollment patterns. Enrollment is generally lowest in the third quarter, or summer term. The following table sets forth our total enrollment by term for 2015, 2016, and 2017:

Enrollment by Term

Term	2015	2016	2017
Winter	40,728	40,872	43,387
Spring	40,875	41,029	43,411
Summer	37,221	38,813	41,679
Fall	42,975	45,509	48,144
Average	40,450	41,556	44,155

The following table sets forth our revenues on a quarterly basis for the years ended December 31, 2015, 2016, and 2017:

Quarterly Revenues
(dollars in thousands)

	2015		2016		2017
Three Months Ended	Amount	Percent	Amount	Percent	Amount	Percent
March 31	$111,885	26%	$111,166	25%	$114,912	25%
June 30	109,750	25	108,487	25	112,720	25
September 30	99,142	23	102,156	23	108,512	24
December 31	113,660	26	119,279	27	118,707	26
Total for year	$434,437	100%	$441,088	100%	$454,851	100%

Costs generally are not affected by the seasonal factors as much as enrollment and revenue, and excluding one-time items, do not vary significantly on a quarterly basis.

Liquidity and Capital Resources

At December 31, 2017, we had cash and cash equivalents of $155.9 million compared to $129.2 million at December 31, 2016.  Most of our cash is held in demand deposit accounts at high credit quality financial institutions.

We are party to a credit agreement which provides for a $150 million revolving credit facility and an option to increase the commitments or establish incremental term loans under certain conditions. The credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility during each of the twelve months ended December 31, 2016 and 2017, and as of December 31, 2017.

Borrowings under the revolving credit facility bear interest at a per annum rate equal to, at our election, LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35% per annum, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. During each of the years ended December 31, 2017 and 2016, we paid unused commitment fees of $0.4 million and $0.3 million, respectively. We were in compliance with all applicable covenants related to the credit agreement as of December 31, 2017.

Our net cash from operating activities increased in 2017 to $56.2 million, as compared to $44.5 million for the same period in 2016. The increase in net cash from operating activities was largely due to the payment in 2016 of retention agreements in connection with the NYCDA acquisition, cash provided by changes in working capital, and the timing of income tax payments in 2017 compared to 2016. In 2017, bad debt expense as a percentage of revenue was 4.8% compared to 3.7% for 2016.

Capital expenditures were $18.1 million for the year ended December 31, 2017, compared to $13.2 million for 2016. Capital expenditures for the year ending December 31, 2018 are expected to be between 4%-4.5% of revenue.

The Board of Directors declared an annual dividend of $1.00 per common share, payable quarterly. During the year ended December 31, 2017, we paid a total of $11.4 million in cash dividends on our common stock. For the year ended December 31, 2017, we did not repurchase any shares of common stock and, at December 31, 2017, had $70 million in repurchase authorization to use through December 31, 2018.

We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our revolving credit facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly demand deposit bank accounts and money market funds, which is included in cash and cash equivalents at December 31, 2016 and 2017. We earned interest income of $0.3 million, $0.5 million, and $1.1 million in each of the years ended December 31, 2015, 2016, and 2017, respectively.

Contractual Obligations

The table below sets forth our contractual commitments associated with operating leases, excluding subleases as of December 31, 2017:

	Payments Due By Period
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years
Operating leases	$114,641	$31,522	$48,745	$24,116	$10,258

Impact of Inflation

Inflation has not had a significant impact on our historical operations.

Off-Balance Sheet Arrangements

As of December 31, 2017, we do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December  31, 2017, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On July 2, 2015, we amended our credit and term loan agreement. The credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility after prepayment of the term loan facility, and as of December 31, 2017. Borrowings under the revolving credit facility bear interest at a per annum rate equal to, at our election, LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, per annum, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $1.5 million in interest expense per year, assuming the entire $150 million revolving credit facility was utilized.

Item 8.       Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Strayer Education, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Strayer Education, Inc. and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 1, 2018

We have served as the Company’s auditor since 1993.

STRAYER EDUCATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2016	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$129,245	$155,933
Tuition receivable, net	20,532	23,122
Other current assets	10,766	11,293
Total current assets	160,543	190,348
Property and equipment, net	73,124	73,763
Deferred income taxes	31,096	24,452
Goodwill	20,744	20,744
Other assets	13,189	11,971
Total assets	$298,696	$321,278

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$41,132	$46,177
Income taxes payable	1,883	1,038
Deferred revenue	16,691	21,851
Other current liabilities	133	—
Total current liabilities	59,839	69,066
Other long-term liabilities	50,483	43,015
Total liabilities	110,322	112,081

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,093,489 and 11,167,425 shares issued and outstanding at December 31, 2016 and 2017, respectively	111	112
Additional paid-in capital	35,453	47,079
Retained earnings	152,810	162,006
Total stockholders’ equity	188,374	209,197
Total liabilities and stockholders’ equity	$298,696	$321,278

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2015	2016	2017
Revenues	$434,437	$441,088	$454,851
Costs and expenses:
Instruction and educational support	234,097	241,026	245,177
Marketing	70,084	79,025	82,574
Admissions advisory	16,304	17,832	19,494
General and administration	44,254	45,733	55,397
Total costs and expenses	364,739	383,616	402,642
Income from operations	69,698	57,472	52,209
Investment income	283	462	1,079
Interest expense	3,850	642	642
Income before income taxes	66,131	57,292	52,646
Provision for income taxes	26,108	22,490	32,034
Net income	$40,023	$34,802	$20,612
Earnings per share:
Basic	$3.78	$3.28	$1.93
Diluted	$3.73	$3.21	$1.84
Weighted average shares outstanding:
Basic	10,588	10,610	10,678
Diluted	10,740	10,845	11,199

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended
	December 31,
	2015	2016	2017
Net income	$40,023	$34,802	$20,612
Other comprehensive income:
Change in fair value of derivative instrument, net of income tax	(88)	—	—
Comprehensive income	$39,935	$34,802	$20,612

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2014	10,903,341	$109	$14,550	$77,985	$88	$92,732
Tax shortfall associated with stock-based compensation arrangements	—	—	(24)	—	—	(24)
Restricted stock grants, net of forfeitures	123,836	1	(1)	—	—	—
Stock-based compensation	—	—	10,213	—	—	10,213
Change in fair value of derivative instrument, net of income tax	—	—	—	—	(88)	(88)
Net income	—	—	—	40,023	—	40,023
Balance at December 31, 2015	11,027,177	$110	$24,738	$118,008	$—	$142,856
Tax shortfall associated with stock-based compensation arrangements	—	—	(51)	—	—	(51)
Restricted stock grants, net of forfeitures	66,312	1	(1)	—	—	—
Stock-based compensation	—	—	10,767	—	—	10,767
Net income	—	—	—	34,802	—	34,802
Balance at December 31, 2016	11,093,489	$111	$35,453	$152,810	$—	$188,374
Restricted stock grants, net of forfeitures	73,936	1	(1)	—	—	—
Stock-based compensation	—	—	11,627	—	—	11,627
Common stock dividends	—	—	—	(11,416)	—	(11,416)
Net income	—	—	—	20,612	—	20,612
Balance at December 31, 2017	11,167,425	$112	$47,079	$162,006	$—	$209,197

The accompanying notes are an integral part of these consolidated financial statements.

STRAYER EDUCATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net income	$40,023	$34,802	$20,612
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(280)	(281)	(133)
Amortization of deferred rent	(345)	(1,441)	(1,780)
Amortization of deferred financing costs	1,229	262	262
Depreciation and amortization	18,104	17,817	18,733
Deferred income taxes	(4,006)	(8,697)	6,429
Stock-based compensation	10,213	10,767	11,627
Changes in assets and liabilities:
Tuition receivable, net	(1,991)	(1,453)	(3,250)
Other current assets	4,005	(3,949)	(527)
Other assets	22	(1,865)	1,582
Accounts payable and accrued expenses	(752)	(262)	4,468
Income taxes payable and income taxes receivable	1,835	(408)	(629)
Deferred revenue	12,465	7,018	8,212
Other long-term liabilities	(2,974)	(7,800)	(9,451)
Net cash provided by operating activities	77,548	44,510	56,155

Cash flows from investing activities:
Purchases of property and equipment	(12,692)	(13,161)	(18,051)
Cash used in acquisition, net of cash acquired	—	(7,635)	—
Net cash used in investing activities	(12,692)	(20,796)	(18,051)

Cash flows from financing activities:
Common dividends paid	—	—	(11,416)
Payments on term loan	(118,750)	—	—
Payments of contingent consideration	(650)	(1,358)	—
Payment of deferred financing costs	(850)	—	—
Net cash used in financing activities	(120,250)	(1,358)	(11,416)
Net increase in cash and cash equivalents	(55,394)	22,356	26,688
Cash and cash equivalents — beginning of period	162,283	106,889	129,245
Cash and cash equivalents — end of period	$106,889	$129,245	$155,933
Noncash transactions:
Purchases of property and equipment included in accounts payable	$365	$349	$1,734

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

Revenue Recognition

The Company’s educational programs typically are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods. During the year ended December 31, 2017, most of the Company’s revenue came from the University, which derived approximately 96% of its revenues from tuition revenue, which is recognized in the quarter of instruction. Tuition revenue is assessed for collectibility on a student-by-student basis throughout the quarter of instruction, and is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. This collectibility assessment considers available sources of funds for the student, including financial aid programs provided through Title IV of the Higher Education Act. The Company reassesses the collectibility of tuition revenue that it may earn based on new information and changes in the facts and circumstances relevant to a student’s ability to pay, including the timing of a student’s withdrawal from a program of study.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Graduation Fund

In 2013, the University introduced the Graduation Fund, which allows new undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. New students registering in credit-bearing courses in any undergraduate program receive one free course for every three courses that are successfully completed. Students must meet all of the University’s admission requirements, and must be enrolled in a bachelor’s degree program. The Company’s employees and their dependents are not eligible for the program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future.

Revenue from students participating in the Graduation Fund is recorded in accordance with the Revenue Recognition Topic, ASC 605-50. The Company defers the value of benefits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $19.1 million and is included in deferred revenue as a current liability in the consolidated balance sheets.

The table below presents activity in the Graduation Fund for the years ended December 31, 2016 and 2017 (in thousands):

	December 31,	December 31,
	2016	2017
Balance at beginning of period	$20,937	$29,499
Revenue deferred	20,766	25,360
Benefit redeemed	(12,204)	(17,459)
Balance at end of period	$29,499	$37,400

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

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. The Company had approximately $13,000 and $15,000 as of December 31, 2016 and 2017, respectively, of these unpaid obligations, which are recorded as restricted cash and included in other current assets in the consolidated balance sheets.

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

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2016 and 2017 (in thousands):

	December 31, 2016	December 31, 2017
Tuition receivable	$30,733	$35,809
Allowance for doubtful accounts	(10,201)	(12,687)
Tuition receivable, net	$20,532	$23,122

Approximately $2.3 million and $2.9 million of tuition receivable is included in other assets as of December 31, 2016 and 2017, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for each of the three years ended December 31, 2017 (in thousands):

	2015	2016	2017
Allowance for doubtful accounts, beginning of period	$8,835	$10,024	$10,201
Additions charged to expense	13,067	16,503	21,751
Write-offs, net of recoveries	(11,878)	(16,326)	(19,265)
Allowance for doubtful accounts, end of period	$10,024	$10,201	$12,687

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. In accordance with the Property, Plant and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair value-based model. Through 2017, no such impairment loss had occurred. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from three to 40 years. Depreciation and amortization expense was $18.1 million, $17.8 million and $18.7 million for the years ended December 31, 2015, 2016, and 2017, respectively.

Construction in progress includes costs of computer software developed for internal use, which is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs, payroll, and payroll-related costs for employees that are directly associated with the project are capitalized and will be amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2017 in the consolidated statements of cash flows have been adjusted to exclude noncash purchases of property and equipment transactions during that period.

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

During the three months ended December 31, 2017, the Company performed its annual impairment testing of goodwill and indefinite-lived intangible assets assigned to JWMI and NYCDA. Following a qualitative assessment, the Company determined that it is not more likely than not that the fair value of its goodwill and indefinite-lived intangible assets for JWMI was less than the carrying amount, and accordingly, no impairment existed in 2017. For goodwill assigned to NYCDA, the Company bypassed the qualitative assessment and performed Step 1 of the goodwill impairment test as well as a quantitative impairment test of the indefinite-lived intangible asset. Based on these tests, the Company determined the fair value of NYCDA exceeded its carrying value, and there was no impairment of the goodwill and indefinite-lived intangible asset assigned to NYCDA as of December 31, 2017.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents changes in goodwill for the years ended December 31, 2016 and 2017 (in thousands):

	2016	2017
Balance as of the beginning of period	$6,800	$20,744
Acquisition (see Note 3)	14,242	—
Measurement period adjustments	(298)	—
Balance as of the end of period	$20,744	$20,744

Long-Term Liabilities

Included in the Company’s long-term liabilities are amounts related to the Company’s operating leases, deferred payments related to a prior acquisition, and the non-current portion of deferred revenue. In conjunction with the opening of some campuses and other facilities, the Company was reimbursed by the lessors for improvements made to those leased properties. In accordance with the Operating Leases Subtopic, ASC 840-20 (“ASC 840-20”), these underlying assets were capitalized as leasehold improvements, and a liability was established for the reimbursements. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five to ten years. In accordance with ASC 840-20, the Company records rent expense on a straight-line basis over the initial term of a lease. The cumulative difference between the rent payment and the straight-line rent expense is recorded as a liability.

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 11,093,489 and 11,167,425 shares were issued and outstanding as of December 31, 2016 and 2017, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

In February 2017, the Company’s Board of Directors declared a regular, annual cash dividend of $1.00 per share of common stock. The Company paid $0.25 per common share in each of March, June, September and December of 2017.

Advertising Costs

The Company expenses advertising costs in the quarter incurred, except for costs associated with the production of media commercials, which are expensed when the commercial is first aired.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the consolidated statements of income for each of the three years in the period ended December 31, 2017 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2017, the Company adopted ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the consolidated statement of cash flows and accounting for income taxes. Specifically, ASU 2016-09 requires excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in earnings, which may introduce significant volatility to the Company’s provision for income taxes. Also, all tax-related cash flows resulting from share-based payments will now be reported as operating activities in the statement of cash flows. The Company has elected to apply this cash flow guidance prospectively and there was no impact to the prior period presentation. In addition, pursuant to ASU 2016-09, the Company has elected to continue to estimate forfeitures ratably over the life of awards. The adoption of ASU 2016-09 has not materially impacted the Company’s financial statements. See Note 8 for additional information.

Net Income Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock, and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, and (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company. Stock options are not included in the computation of diluted earnings per share when the stock option exercise price of an individual grant exceeds the average market price for the period. During the years ended December 31, 2015, 2016, and 2017, the Company had no issued and outstanding stock options that were excluded from the calculation. Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for each of the three years ended December 31, 2017 (in thousands):

	2015	2016	2017
Weighted average shares outstanding used to compute basic earnings per share	10,588	10,610	10,678
Incremental shares issuable upon the assumed exercise of stock options	6	5	39
Unvested restricted stock and restricted stock units	146	230	482
Shares used to compute diluted earnings per share	10,740	10,845	11,199

Income Taxes

The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

The Income Taxes Topic, ASC 740, requires the company to determine whether uncertain tax positions should be recognized within the Company’s financial statements. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. Uncertain tax positions are recognized when a tax position, based solely on its technical merits, is determined more likely than not to be sustained upon examination. Upon determination, uncertain tax positions are measured to determine the amount of benefit that is greater than 50% likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. A tax position is derecognized if it no longer meets the more likely than not threshold of being sustained.

The tax years since 2014 remain open for federal tax examination and the tax years since 2013 remain open to examination by state and local taxing jurisdictions in which the Company is subject.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for doubtful accounts, useful lives of property and equipment, fair value of future contractual operating lease obligations, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill, intangible assets, fair value of contingent consideration, and the provision for income taxes. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income consists of net income and the change in the fair value of the Company’s previous interest rate swap, net of income taxes.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is for a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The effective date of ASU 2014-09 is for fiscal years, and interim periods within those years, beginning after December 15, 2017. During 2016 and 2017, the FASB issued additional ASUs amending certain aspects of ASU 2014-09. ASU 2014-09 allows either a full retrospective adoption to all periods presented or a modified retrospective adoption approach, with the cumulative effect of initial application of the revised guidance recognized at the date of initial application.

The Company has finalized its assessment of key revenue streams, including a comparison of current accounting policies and practices to the new standard, and is determining the appropriate changes to business processes and controls. Based on its evaluation to date, the Company believes that under the new standard, the allocation of revenue to certain performance obligations will result in changes in the timing of revenue recognition between interim periods for one of its performance obligations. However, any changes associated with the adoption of ASU 2014-09 are not expected to have a significant impact on annual revenue recognized, and are not expected to have a material impact on the Company’s consolidated financial statements. The Company has adopted ASU 2014-09 effective as of January 1, 2018 using the modified retrospective approach and accordingly, will complete the analysis of the cumulative effect adjustment to retained earnings and prepare enhanced disclosures pertaining to revenue recognition, including additional information about performance obligations, contract balances, and significant judgments and estimates used in applying the guidance, for the quarterly and annual filings beginning in the first quarter of 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for most leases. Under current guidance, operating leases are off-balance sheet. ASU 2016-02 also requires more extensive quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 applies to fiscal periods beginning after December 15, 2018, using the modified retrospective method, with early adoption permitted. The Company anticipates that the impact of ASU 2016-02 on its consolidated balance sheet will be material as the Company will record significant asset and corresponding liability balances in connection with its leased properties.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses, which applies to ASC Topic 326, Measurement of Credit Losses on Financial Instruments. The new guidance revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts about collectibility. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company is evaluating the impact this standard will have on its financial condition, results of operations, and disclosures.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill only in the event that an impairment is recognized. The amendments in this update should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019, though early adoption is permitted. The Company will adopt this guidance effective as of January 1, 2018, and does not expect it will have a material impact on its consolidated financial statements.

Other ASUs issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.

3.  Acquisition of New York Code and Design Academy

On January 13, 2016, the Company acquired all of the outstanding stock of New York Code and Design Academy, Inc. (“NYCDA”), a provider of web and application software development courses based in New York City (the “Acquisition”). The Acquisition supports the Company’s strategy to complement its traditional degree offerings with a broader platform of educational services. The Company incurred transaction costs of approximately $0.2 million, which were included in general and administrative costs. The Acquisition was accounted for as a business combination.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Earnout was originally measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included the expected future value of payments, at the time, of $12.5 million. Following its initial recognition, the Company has adjusted the carrying value of the Earnout to the fair value  to reflect revisions to the business plan, expectations relative to achieving the performance targets over the earnout period, and the impact of the discount rate. During the fourth quarter of 2016, the Company revised its assumptions of the timing of future cash flows and recorded an adjustment to reduce the fair value of contingent consideration by $1.3 million. During 2017, the Company continued to update its near-term revenue projections for NYCDA. As of December 31, 2017, the Company estimates that no amounts under the Earnout will be paid and the related liability has been recorded at zero. The fair value adjustments to the Earnout in 2017 aggregated to $7.8 million. The Company will continue to update its forecasts each period and record any fair value adjustments, as necessary. The maximum possible amount that could still be paid under the Earnout is $11.5 million.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following details the changes in the Company’s restructuring liability for lease and related costs during the three years ended December 31, 2017 (in thousands):

	2015	2016	2017
Balance at beginning of period(1)	$27,283	$20,055	$11,985
Adjustments(2)	526	(1,632)	419
Payments	(7,754)	(6,438)	(3,623)
Balance at end of period(1)	$20,055	$11,985	$8,781

(1)

The current portion of restructuring liabilities was $4.2 million and $3.1 million as of December 31, 2016 and December 31, 2017, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

(2)	Adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements.

5.     Property and Equipment

The composition of property and equipment as of December 31, 2016 and 2017 is as follows (in thousands):

			Estimated useful
	2016	2017	life (years)
Land	$7,138	$7,138	—
Buildings and improvements	19,238	19,304	5-40
Furniture, equipment, and computer hardware and software	157,104	169,613	5-10
Leasehold improvements	39,769	42,906	3-10
Construction in progress	7,006	5,103
	230,255	244,064
Accumulated depreciation and amortization	(157,131)	(170,301)
	$73,124	$73,763

Construction in progress includes costs associated with the construction and renovation of campuses and the development of information technology applications. In 2016 and 2017, the Company recorded leasehold improvements of $0.3 million and $1.2 million, respectively, which were reimbursed by lessors as lease incentives. In 2016 and 2017, the Company wrote off $3.2 million and $5.3 million, respectively, in fixed assets that were fully depreciated and no longer in service.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2017 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$113	$113	$—	$—

Liabilities:
Deferred payments	$4,514	$—	$—	$4,514

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2016 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$5,103	$5,103	$—	$—

Liabilities:
Deferred payments	$11,741	$—	$—	$11,741

The Company measures the above items on a recurring basis at fair value as follows:

•

Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s cash and cash equivalents held at December 31, 2016 and 2017, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•

Deferred payments — The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011 and 2016. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments, and are valued using models that encompass significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, obtaining regulatory approvals for expansion into new markets, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.3 million as of December 31, 2017 and is included in accounts payable and accrued expense.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the years ended December 31, 2016 or 2017.

Changes in the fair value of the Company’s Level 3 liabilities during the years ended December 31, 2016 and 2017 are as follows (in thousands):

	2016	2017
Balance as of the beginning of period	$3,278	$11,741
Amounts paid	(7,358)	(1,133)
Contingent consideration in connection with NYCDA acquisition	14,500	—
Other adjustments to fair value	1,321	(6,094)
Balance at end of period	$11,741	$4,514

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

All other remaining terms of the Prior Credit Agreement remain in full force and effect. The Amended Credit Facility is guaranteed by the University and is secured by substantially all of the personal property and assets of the Company and its subsidiaries. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, as with the Prior Credit Agreement, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

•

A leverage ratio of not greater than 2 to 1. Leverage ratio is defined as the ratio of total debt to trailing four-quarter EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation).

•	A coverage ratio of not less than 1.75 to 1. Coverage ratio is defined as the ratio of trailing four-quarter EBITDA and rent expense to trailing four-quarter interest and rent expense.

•	A Department of Education Financial Responsibility Composite Score of not less than 1.5.

The Company was in compliance with all the terms of the Amended Credit Facility at December 31, 2017.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2016 and 2017, the Company paid unused commitment fees of $0.3 million and $0.4 million, respectively. The Company’s average annual interest rate, including noncash charges for the amortization of debt financing costs, was 4.3% in 2015 during the period in which the Company had debt outstanding. The Company had no borrowings outstanding under the Revolver during 2017 and as of December 31, 2017.

8.     Stock Options, Restricted Stock and Restricted Stock Units

On May 5, 2015, the Company’s shareholders approved the Strayer Education, Inc. 2015 Equity Compensation Plan (the “2015 Plan”), which provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers, and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the 2015 Plan is ten years. The number of shares of common stock reserved for issuance under the 2015 Plan is 500,000 authorized but unissued shares, plus the number of shares available for grant under the Company’s previously existing equity compensation plans at the time of stockholder approval of the 2015 Plan, plus the number of shares which may in the future become available under any previously existing equity compensation plan due to forfeitures of outstanding awards.

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

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, other than as a result of the recipient’s death, disability, or certain qualifying terminations in connection with a change in control of the Company, unless waived by the Company.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for each of the three years in the period ended December 31, 2017:

	Number of shares or unit	Weighted- average Grant price
Balance, December 31, 2014	524,216	$115.67
Grants	126,655	61.00
Vested shares	(13,725)	52.94
Forfeitures	(2,819)	115.55
Balance, December 31, 2015	634,327	$104.66
Grants	188,737	50.63
Vested shares	(23,539)	50.43
Forfeitures	(72,425)	62.41
Balance, December 31, 2016	727,100	$97.53
Grants	75,140	82.18
Vested shares	(84,908)	66.60
Forfeitures	(1,204)	62.28
Balance, December 31, 2017	716,128	$99.65

Stock Options

The table below sets forth the stock option activity and other stock option information for each of the three years in the period ended December 31, 2017:

Weighted-
average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic value(1)
	shares	exercise price	life (years)	(in thousands)
Balance, December 31, 2014	100,000	$51.95	6.0	$2,233
Grants	—	—
Exercises	—	—
Forfeitures	—	—
Balance, December 31, 2015	100,000	$51.95	5.1	$817
Grants	—	—
Exercises	—	—
Forfeitures	—	—
Balance, December 31, 2016	100,000	$51.95	4.1	$2,868
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, December 31, 2017	100,000	$51.95	3.1	$3,763
Exercisable, December 31, 2017	100,000	$51.95	3.1	$3,763

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of shares exercisable as of December 31, 2015, 2016, and 2017 are as follows:

	Number of	Weighted-average
	Shares	exercise price
Exercisable, December 31, 2015	100,000	$51.95
Exercisable, December 31, 2016	100,000	$51.95
Exercisable, December 31, 2017	100,000	$51.95

Valuation and Expense Information under Stock Compensation Topic ASC 718

At December 31, 2017, total stock-based compensation cost which has not yet been recognized was $17.9 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 21 months on a weighted-average basis. Awards of approximately 561,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the years ended December 31, 2015, 2016, and 2017 (in thousands):

	2015	2016	2017
Instruction and educational support	$2,134	$1,432	$1,943
Marketing	—	—	—
Admissions advisory	—	—	—
General and administration	8,079	9,335	9,684
Stock-based compensation expense included in operating expense	10,213	10,767	11,627
Tax benefit	4,032	4,256	4,593
Stock-based compensation expense, net of tax	$6,181	$6,511	$7,034

During the year ended December 31, 2016, the Company recognized a tax shortfall related to share-based payment arrangements of approximately $0.1 million, which was recorded as an adjustment to additional paid-in capital. During the year ended December 31, 2017, the Company recognized a tax windfall related to share-based payment arrangements of approximately $0.6 million, which was recorded as an adjustment to the provision for income taxes following the adoption of ASU 2016-09. No stock options were exercised during the years ended December 31, 2016 or 2017.

The following table summarizes information regarding share-based payment arrangements for the years ended December 31, 2015, 2016, and 2017 (in thousands):

	2015	2016	2017
Proceeds from stock options exercised	$—	$—	$—
Tax (shortfall) windfall related to share-based payment arrangements	$(24)	$(51)	$562
Intrinsic value of stock options exercised	$—	$—	$—

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2016 and 2017 (in thousands):

	2016	2017
Deferred revenue, net of current portion	$17,981	$21,033
Deferred rent and other facility costs	8,251	7,113
Deferred payments related to acquisitions	13,754	6,385
Loss on facilities not in use	7,813	5,652
Lease incentives	2,684	2,832
Other long-term liabilities	$50,483	$43,015

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

Deferred Payments Related to Acquisitions

In the first quarter of 2016, the Company acquired NYCDA and entered into deferred payment arrangements with the sellers in connection with this transaction. In April and August 2016, NYCDA received state regulatory permits and the Company subsequently paid $6.0 million and $0.5 million of deferred payments to the sellers, respectively. The fair value of the deferred payment arrangements at December  31, 2017 is zero, and the maximum possible amount that could be paid is $11.5 million. See Note 3 for further information on the NYCDA deferred payments.

In 2011, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $3.4 million and $3.6 million as of December 31, 2016 and 2017, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

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

10.    Other Employee Benefit Plans

The Company has a 401(k) plan covering all eligible employees of the Company. Effective January 1, 2018, participants may contribute up to $18,500 of their base compensation annually. Employee contributions are voluntary. Discretionary contributions were made by the Company matching 50% of employee deferrals up to a maximum of 3% of

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the employee’s annual salary. The Company’s contributions, which vest immediately, totaled $1.1 million, $1.1 million and $1.3 million for the years ended December 31, 2015, 2016, and 2017, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2015, 2016, and 2017 were as follows:

	Shares	Average price
	purchased	per share
2015	5,136	$49.10
2016	4,988	$46.46
2017	4,718	$77.05

11.   Stock Repurchase Plan

In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of common stock in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2017,  $70 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2018. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended, or terminated at any time by the Company without notice.

Repurchases of common stock are recorded as a reduction to additional paid-in capital. To the extent additional paid-in capital had been reduced to zero through stock repurchases, retained earnings was then reduced. No shares were repurchased during each of the three years ended December 31, 2015, 2016, and 2017, and the Company has $70.0 million available for future repurchases.

12.   Commitments and Contingencies

The University participates in various federal student financial assistance programs which are subject to audit by agencies, including the Department of Education, the Veterans Administration, and the Department of Defense. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial position, results of operations, or cash flows.

As of December 31, 2017, the Company had 81 long-term, non-cancelable operating leases for campuses and other administrative facilities. Rent expense was $37.5 million, $33.7 million, and $33.6 million for the years ended December 31, 2015, 2016, and 2017, respectively. Rent expense for 2016 includes a  benefit of approximately $1.9 million, and rent expense for 2017 includes a charge of approximately $0.3 million to reduce the Company’s liability for losses on facilities no longer in use. The rents on the Company’s leases are subject to annual increases.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum rental commitments for the Company as of December 31, 2017 are as follows (in thousands):

Minimum
rental
commitments
2018	$31,522
2019	26,851
2020	21,894
2021	16,797
2022	7,319
Thereafter	10,258
Total	$114,641

13.   Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law, a broad range of tax reform legislation affecting businesses, including lowering corporate tax rates, among other provisions. Under accounting principles generally accepted in the United States of America, changes in tax rates and tax law are accounted for in the period of enactment. The company recognized the income tax effects of the 2017 Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete. The Company did not identify items for which the income tax effects of the 2017 Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. ASC 740 requires deferred tax assets and liabilities to be valued using enacted tax rates in effect in the year in which the differences are expected to reverse. Thus, the Company revalued its federal deferred taxes based upon the new 21% tax rate, which resulted in an $11.4 million charge to the provision during the three months ended December 31, 2017.

The 2017 Act also allows for immediate full expensing for property placed in service after September 27, 2017 and before January 1, 2023. The Company has made the election to accelerate these deductions for the year ended December 31, 2017 tax returns. At this time, it is uncertain which states will follow federal rules regarding accelerated depreciation and as such, the Company has not been able to make a reasonable estimate on the impact of deferred taxes related to state depreciation and continue to account for this based on the provisions of the tax laws that were in effect prior to enactment. In addition, the 2017 Act places limitations on the deductibility of certain executive compensation awards in the future, although the Company’s existing awards remain eligible for deductibility pursuant to the 2017 Act. The Company is still analyzing the 2017 Act and refining its calculations, which could potentially impact the measurement of the Company’s tax balances.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision for the years ended December 31, 2015, 2016 and 2017 is summarized below (in thousands):

	2015	2016	2017
Current:
Federal	$25,515	$26,015	$21,156
State	4,538	4,869	4,477
Total current	30,053	30,884	25,633
Deferred:
Change in federal tax rate due to the 2017 Act	—	—	11,375
Federal	(3,634)	(7,748)	(3,193)
State	(311)	(646)	(1,781)
Total deferred	(3,945)	(8,394)	6,401
Total provision for income taxes	$26,108	$22,490	$32,034

The tax effects of the principal temporary differences that give rise to the Company’s deferred tax assets are as follows as of December 31, 2016 and 2017 (in thousands):

	2016	2017
Stock-based compensation	$20,477	$15,024
Property and equipment	(6,059)	(3,326)
Other facility-related costs	5,242	2,622
Deferred revenue	7,182	5,445
Tuition receivable	3,922	—
Deferred leasing costs	3,064	1,789
Prepaid compensation	(1,139)	(373)
Other	(1,592)	3,271
Net deferred tax asset	$31,097	$24,452

The Company had no unrecognized tax benefits as of December 31, 2017. As of December 31, 2016, the Company’s liability for unrecognized tax benefits was included in income taxes payable in the consolidated balance sheet. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the consolidated statements of income. The Company recognized $0.1 million and $0.2 million of expense related to interest and penalties in 2016 and 2017, respectively. The total amount of interest and penalties included in the consolidated balance sheet was $0.1 million as of December 31, 2016.

The following table summarizes changes in unrecognized tax benefits, excluding interest and penalties, for the respective periods (in thousands):

	Year Ended December 31,
	2016	2017
Beginning unrecognized tax benefits	$505	$176
Reductions for tax positions taken in prior years	(329)	(176)
Ending unrecognized tax benefits	$176	$—

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2015, 2016, and 2017 is as follows:

	2015	2016	2017
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefits	4.2	4.5	4.2
Adjustment to deferred tax assets as a result of the 2017 Act	—	—	21.8
Transaction costs	—	—	5.2
Adjustments to contingent consideration	—	(0.3)	(5.0)
Other	0.3	0.1	(0.4)
Effective tax rate	39.5%	39.3%	60.8%

Cash payments for income taxes were $28.5 million, $31.6 million, and $26.2 million in 2015, 2016, and 2017, respectively.

14.   Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2016 and 2017 is as follows (in thousands except per share data):

	Quarter
2016	First	Second	Third	Fourth
Revenues	$111,166	$108,487	$102,156	$119,279
Income from operations	20,092	12,896	4,830	19,654
Net income	12,420	7,786	2,878	11,718
Net income per share:
Basic	$1.17	$0.73	$0.27	$1.10
Diluted	$1.15	$0.72	$0.27	$1.07

	Quarter
2017	First	Second	Third	Fourth
Revenues	$114,912	$112,720	$108,512	$118,707
Income from operations	18,443	13,854	8,224	11,688
Net income (loss)	10,578	10,302	6,227	(6,495)
Net income (loss) per share:
Basic	$1.00	$0.96	$0.58	$(0.61)
Diluted	$0.95	$0.92	$0.56	$(0.61)

15.   Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

16.   Regulation

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Department of Education has published final regulations related to gainful employment that went into effect on July 1, 2015, with the exception of new disclosure requirements, which generally went into effect January 1, 2017, although some portions of those requirements have been delayed until July 1, 2018.

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•	The institution must not enroll, register, or enter into a financial commitment with a prospective student until a specified time after providing the warning to the prospective student.

The new regulation also requires institutions annually to report student- and program-level data to the Department of Education, and comply with additional disclosure requirements. Regulations adopted by the Department of Education require an institution to use a template designed by the Department of Education to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. The regulation that became effective July 1, 2015 expanded upon those existing disclosure requirements and institutions were required to update their disclosure templates by July 1, 2017.

In addition, the gainful employment regulation requires institutions to certify, among other things, that each eligible gainful employment program is programmatically accredited, if required by a federal governmental entity or a state governmental entity of a state in which it is located or is otherwise required to obtain state approval. Institutions also must certify that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. The University has timely made the required certification.

Under the gainful employment regulation, an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the Department of Education. However, an institution may

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not update its list of eligible programs to include a failing or zone program that the institution voluntarily discontinued or became ineligible, or a gainful employment program that is substantially similar to such a program, until three years after the loss of eligibility or discontinuance.

The requirements associated with the gainful employment regulations may substantially increase the Company’s administrative burdens and could affect our program offerings, student enrollment, persistence, and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of the Company’s academic programs will be affected by factors beyond management’s control such as changes in the Company’s graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if the Company were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of the University.

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

STRAYER EDUCATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Determination Letter for the final program review, indicating that the program review was closed and no further action was required.

Program Participation Agreement

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021.

17.   Merger with Capella Education Company

On October 29, 2017, the Company entered into a merger agreement with Capella Education Company (“Capella”). Capella provides post-secondary education and job-skills programs primarily through its subsidiary Capella University. The merger was approved by the Company’s shareholders and by Capella’s stockholders on January 19, 2018. Upon consummation of the merger, Capella will become a wholly-owned subsidiary of the Company and will continue to offer its education programs through Capella University.

Pursuant to the Merger Agreement, the Company will issue 0.875 shares of Strayer Common Stock for each issued and outstanding share of Capella Common Stock. Outstanding equity awards held by current Capella employees and certain non-employee directors of Capella will be assumed by the Company and converted into comparable Strayer awards at the exchange ratio. Outstanding equity awards held by Capella non-employee directors who will not serve as directors of Strayer after completion of the merger and by former Capella employees will be settled in connection with the completion of the merger in exchange for cash payments as specified in the merger agreement. Following the merger, Strayer and Capella stockholders are expected to own approximately 52% and 48%,  respectively, of the outstanding combined company shares on a fully diluted basis, based on the number of shares currently expected to be outstanding immediately prior to the effective time of the merger.

Also in connection with the completion of the merger, and as approved by the Company’s shareholders on January 19, 2018, the Company will change its name to Strategic Education, Inc. and increase the number of shares of authorized Common Stock to 32,000,000. The merger is anticipated to close in the third quarter of 2018, subject to the satisfaction of customary closing conditions, including the receipt of approvals by the Department of Education, state educational regulators, and relevant accreditation bodies.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2017, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision, and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

On February 28, 2018, the Company, through its subsidiary Strayer University, LLC, entered into an employment agreement (the “Employment Agreement”) with Brian Jones, President of the University.  The Employment Agreement

provides for Mr. Jones’ continued employment as President of the University for a term of three years, which will be extended automatically for additional one year periods unless either party shall give notice of its intent not to renew prior to the expiration of the term.  The Employment Agreement further provides for an annual base salary of $430,000.00, an annual non-equity incentive plan target award at 50% of annual base salary, and an annual target equity share grant of $550,000.00, with a 4-year cliff vesting schedule and applicable performance measures as may be established by the University Board of Trustees and the Company’s Board of Directors.

The Employment Agreement additionally provides for severance benefits to Mr. Jones in the event of a “qualifying termination” (as defined in the Employment Agreement), including (i) a lump-sum severance payment equal to the sum of Mr. Jones’ annual base salary plus annual bonus, pro-rated for the remainder of the term of the agreement; (ii) continuation of medical benefits through the conclusion of the term of the agreement, or in the case of a declaration of a Disability until such time as the Disability has concluded; and (iii) accelerated vesting in full of all outstanding restricted shares.  A “qualifying termination” is defined in the Employment Agreement as (i) a termination of Mr. Jones’ employment by the University without cause; (ii) a termination by Mr. Jones of his employment following a breach of any material provision of the agreement by the University which is not cured within 30 days; (iii) a termination by Mr. Jones of his employment following a material reduction in his authority, functions, duties or responsibilities and the Company’s failure to restore such authority, functions, duties or responsibilities after notice; (iv) within six (6) months of the effective date of a change in control, Mr. Jones’ employment is terminated without cause or there occurs a material reduction in Mr. Jones’ authority, function, duties or responsibilities which causes his  resignation; or (v) Mr. Jones’ death or disability.

During the employment term, the Company and University may designate Mr. Jones as “President Emeritus,” in which case Mr. Jones would be entitled to receive his annual base salary, annual target equity share grant and continuation of medical benefits for the remainder of the term of the Employment Agreement.

The Employment Agreement further provides certain restrictive covenants, binding Mr. Jones to perpetual confidentiality restrictions and a three-year, post-termination non-compete and employee no-hire covenant.

PART III

Item 10.       Directors, Executive Officers, and Corporate Governance

The following table sets forth certain information with respect to the Company’s directors, executive officers, and significant employees:

Name	Age	Position
Directors:
Robert S. Silberman	60	Executive Chairman of the Board
Dr. John T. Casteen III	74	Presiding Independent Director
Dr. Charlotte F. Beason	70	Director
Sen. William E. Brock	87	Director
Nathaniel C. Fick	40	Director
Robert R. Grusky	60	Director
Karl McDonnell	51	Director, Chief Executive Officer
Todd A. Milano	65	Director
G. Thomas Waite, III	66	Director
J. David Wargo	64	Director
Executive Officers:
Daniel W. Jackson	43	Executive Vice President and Chief Financial Officer
Thomas J. Aprahamian	49	Senior Vice President, Controller and Chief Accounting Officer
University Officers
Brian W. Jones	49	President, Strayer University
Andrea S. Backman	48	Provost and Chief Academic Officer
Chad D. Nyce	45	Chief Operating Officer, Strayer University

Directors

Mr. Robert S. Silberman was named Strayer’s Executive Chairman of the Board in 2013. He was Chairman of the Board from February 2003 to 2013 and Chief Executive Officer from March 2001 to 2013. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Mr. Silberman has been a director of Strayer since March 2001. He serves on the Board of Directors of Covanta Holding Company, Par Petroleum Corporation, and 21st Century Fox. Mr. Silberman is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.

Dr. John T. Casteen III is the President Emeritus and University Professor at the University of Virginia, where he teaches courses in literature, cultural history, and public policy. He served as President of the University of Virginia from 1990 through 2010. He was President of the University of Connecticut from 1985 to 1990. From 1982 to 1985, Dr. Casteen served as the Secretary of Education for the Commonwealth of Virginia. Dr. Casteen is on the board of directors of Altria, Inc. Dr. Casteen is also is director of a number of charitable and privately-held business entities, including ECHO 360, and the Jamestown-Yorktown Foundation. He has chaired the boards of both the College Entrance Examination Board and the Association of American Universities. Dr. Casteen has been a member of the Board since 2011, is Chair of the Nominating Committee of the Board, and currently serves as the Presiding Independent Director. Dr. Casteen holds a bachelor’s degree, master’s degree, and a Ph.D. in English from the University of Virginia, as well as several honorary degrees, including degrees from the Universities of Athens (Greece) and Edinburgh (Scotland) and two community colleges in Virginia.

Dr. Charlotte F. Beason is a consultant in education and health care administration. She was Executive Director of the Kentucky Board of Nursing from 2005 to 2012. From 2000 to 2003, Dr. Beason was Chair and Vice Chair of the Commission on Collegiate Nursing Education (an autonomous agency accrediting baccalaureate and graduate programs in nursing). From 1988 to 2004, Dr. Beason was with the Department of Veterans Affairs, first as Director of Health Professions Education Service and the Health Professional Scholarship Program, and then as Program Director, Office of Nursing Services. Dr. Beason has served on the Board since 1996 and is a member of the Nominating Committee. She is also Chairwoman of the Strayer University Board of Trustees. Dr. Beason holds a bachelor’s degree in nursing from Berea College, a master’s degree in psychiatric nursing from Boston University and a doctorate in clinical psychology and public practice from Harvard University.

Senator William E. Brock is the Founder and Chairman of the Brock Offices, a firm specializing in international trade, investment, and human resources. From 1985 to 1987, Senator Brock served in the President’s Cabinet as the U.S. Secretary of Labor, and from 1981 to 1985, as the U.S. Trade Representative. Senator Brock previously served as a Member of Congress and subsequently as U.S. Senator for the State of Tennessee. Senator Brock is a member of the Board of Directors of On Assignment, Inc., and ResCare, Inc., and is a Senior Counselor and Member of the Board of Trustees of the Center for Strategic and International Studies, where he chairs the International Policy Roundtable. Senator Brock has been a member of the Board since 2001 and is a member of the Compensation Committee. He holds a bachelor’s degree in commerce from Washington and Lee University.

Mr. Nathaniel C. Fick is the Chief Executive Officer of Endgame, a technology firm focusing on cybersecurity. He previously served as a Captain in the United States Marine Corps leading infantry and reconnaissance units in combat in Afghanistan and Iraq. His book about that experience, “One Bullet Away,” was a New York Times bestseller, a Washington Post "Best Book of the Year," and one of the Military Times' "Best Military Books of the Decade.” Mr. Fick is a graduate of Dartmouth College, the Harvard Kennedy School, and the Harvard Business School, and serves as a Trustee of Dartmouth College. Mr. Fick was elected to the Board in 2016 and serves on the Audit Committee.

Mr. Robert R. Grusky is the Founder and has been the Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000 and was a Principal and Member from 2000 to 2005, and has been a Senior Advisor since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He also serves on the Board of Directors of AutoNation, Inc. In the past five years, he has also served on the Board of Directors of AutoZone, Inc. Mr. Grusky has served on the Board since 2001 and is a member of the Nominating Committee. He holds a bachelor’s degree in history from Union College and a master’s degree in business administration from Harvard University.

Mr. Karl McDonnell was named Chief Executive Officer in May 2013 and has served as President and Chief Operating Officer since 2006. Mr. McDonnell served as Chief Operating Officer of InteliStaf Healthcare, Inc., one of the nation’s largest privately-held healthcare staffing firms. Prior to his tenure at InteliStaf, he served as Vice President of the Investment Banking Division at Goldman, Sachs & Co. Mr. McDonnell has held senior management positions with several Fortune 100 companies, including The Walt Disney Company. Mr. McDonnell has served on the Board since 2011. Mr. McDonnell holds a bachelor’s degree from Virginia Wesleyan College and a master’s degree in business administration from Duke University.

Mr. Todd A. Milano is President Emeritus and Ambassador of Central Penn College, where he served as President and Chief Executive Officer from 1989 to 2012. Mr. Milano has served on the Board since 1996 and is a member of the Compensation Committee of the Board. As a member of the Strayer University Board of Trustees since 1992, he has chaired the University’s Presidential Search Committees. Mr. Milano holds a bachelor’s degree in industrial management from Purdue University.

Mr. G. Thomas Waite, III has been Treasurer and Chief Financial Officer of the Humane Society of the United States since 1997 and prior to that served as Controller beginning in 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership. Mr. Waite has served on the Board since 1996, is Chair of the Audit Committee, and is a former member of the Strayer University Board of Trustees. Mr. Waite holds a bachelor’s degree in commerce from the University of Virginia and is a Certified Public Accountant. Mr. Waite is a leader in philanthropy and the non-profit sector, which is the Company’s indispensable partner in fulfilling our mission of providing quality education to working adults.

Mr. J. David Wargo has been President of Wargo and Company, Inc., an investment management company, since 1993. Mr. Wargo is a co-founder and was a Member of New Mountain Capital, LLC, from 2000 to 2008, and was a Senior Advisor there from 2008 until 2011. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is also a Director of Liberty Global, Inc., Discovery Communications, Inc., Liberty Broadband Corporation, Liberty TripAdvisor Holdings, Inc., and Vobile Holdings Ltd. Mr. Wargo has served on the Board since 2001 and is Chair of the Compensation Committee of the Board. Mr. Wargo holds a bachelor’s degree in physics and a master’s degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master’s degree in management science from the Sloan School of Management, which is the business school of the Massachusetts Institute of Technology.

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

Mr. Thomas J. Aprahamian is Senior Vice President, Controller and Chief Accounting Officer. Mr. Aprahamian has been with the Company since 2009 and has served as University Controller and Vice President and Controller. Mr. Aprahamian previously held a variety of accounting operations and financial reporting roles including the Chief Accounting Officer at The Advisory Board Company, where he served from 2001 to 2007. Prior to that he spent seven years in the telecommunications industry and began his career at Arthur Andersen & Co. Mr. Aprahamian passed the CPA exam in 1992 and earned his bachelor of business administration degree from James Madison University.

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

Ms. Andrea S. Backman is Provost and Chief Academic Officer. Ms. Backman most recently served as Dean of the Jack Welch Management Institute where she was responsible for all academic matters including faculty on-boarding and performance management, product design and development, and the overall student experience. Prior to joining JWMI, Ms. Backman served as a faculty member and online leader at the University of Virginia. She also served as Senior Vice Provost for Faculty at Strayer University, Director of New Program Development at the University of Virginia, and Associate Director for Distance Education at DePaul University. Prior to her work in academia, she worked in industry in both marketing and research functions. She holds a Ph.D. from the University of Virginia, a master’s degree from DePaul University, and an undergraduate degree from the Pennsylvania State University.

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

Code of Business Conduct

The Board of Directors adopted a Code of Business Conduct in February 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and applicable NASDAQ requirements. The Code of Business Conduct was last amended on February 13, 2018, and includes, among other things, provisions prohibiting directors, officers, and employees from: insider trading; investing in Company-based derivative securities, including options, warrants, or similar rights whose value is derived from the value of an equity security; short selling or pledging the Company’s securities; and trading in the Company’s securities on a short-term basis. The Company will provide to any person without charge, upon request, a copy of such Code of Business Conduct. Persons wishing to make such a request should contact Daniel W. Jackson, Executive Vice President and Chief Financial Officer, 2303 Dulles Station Blvd., Herndon, VA 20171, (703) 561-1600. In addition, the Code of Business Conduct is available on the corporate website, www.strayereducation.com. In the event that the Company makes any amendment to, or grants any waiver from, a provision of the Code of Business Conduct that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, or certain other senior officers and requires disclosure under applicable SEC rules, the Company intends to disclose such amendment or waiver and the reasons for the amendment or waiver on the Company’s website, www.strayereducation.com or, as required by NASDAQ, file a Current Report on Form 8-K with the SEC reporting the amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

The Securities Exchange Act of 1934 (the “1934 Act”) requires the Company’s directors, executive officers, and 10% stockholders to file reports of beneficial ownership of equity securities of the Company and to furnish copies of such reports to the Company. Based on a review of such reports, and upon written representations from certain reporting persons, the Company believes that, during the fiscal year ended December 31, 2017, all such filing requirements were met.

 Audit Committee Financial Experts

The Company has established a standing Audit Committee. For the year ended December 31, 2017, the Audit Committee was composed of Messrs. Waite (Chair), Fick, and Wargo. The Board of Directors has determined that all of the members of the Audit Committee are independent, as independence is defined under the NASDAQ Listing Standards and Rule 10A-3(b)(1) of the 1934 Act. The Board of Directors has determined that each of Messrs. Waite and Wargo qualify as an “audit committee financial expert,” as defined by SEC rules, based on their education, experience, and background.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers or directors have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Procedures for Nominating Directors

In 2017, the Company did not make any material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

Item 11.     Executive Compensation

The following discussion summarizes our executive compensation program for our named executive officers (“NEOs”). For 2017, our NEOs were:

NEO	Title
Robert S. Silberman	Executive Chairman
Karl McDonnell	Chief Executive Officer & Director
Daniel W. Jackson	Chief Financial Officer
Brian W. Jones	President, Strayer University
Thomas J. Aprahamian	Chief Accounting Officer

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The Company’s executive compensation program is designed to drive performance and align the long-term interests of management and our stockholders. Academic quality is the cornerstone of this program, and ultimately advances all other key metrics. The Company’s policies on compensation, consistent with Department of Education regulations, seek to reward achievement of financial and academic goals, both of which are driven by the success of our academic programs. The following chart highlights key policies and objectives behind the Company’s development, review, and approval of NEO compensation:

COMPENSATION OBJECTIVES

Align Interests

The Company seeks to align the thinking of our executives and directors with those of our stockholders. It does so by adopting a compensation program that incentivizes student success, financial performance, and regulatory compliance. Each of these goals is ultimately advanced by a focus on academic quality and the student experience. The Company also aligns long-term interests by requiring share ownership for all Board members and executives at the Senior Vice President level and above.

Attract and Retain Talent

The Company sets compensation at levels sufficient to attract and retain highly qualified and productive personnel. There are three major components of overall compensation: salary, non-equity incentive compensation, and equity grants. In order to better pay for performance, the Compensation Committee generally sets target salary at or below the midpoint of comparable companies, and incentive compensation at or above the midpoint of comparable companies.

Pay for Performance

In making decisions on whether, and at what level, to fund non-equity incentive compensation each year, the Compensation Committee looks at whether the Company met certain performance objectives determined annually by the Board of Directors. These objectives consist of both quantitative financial metrics and qualitative academic metrics. The Compensation Committee sets threshold, target, and maximum levels, which achieve a 50%, 100%, and 150% potential target payout, respectively, with reductions or increases corresponding to the percentage of target achieved between these ranges.

The Company increases value and accountability of its NEOs through the following best practices:

WHAT WE DO	WHAT WE DO NOT DO
✓Limit discretion by setting clear quantitative metrics for non-equity incentive compensation, with target payouts as a percentage of base salary for all named executive officers	X No compensation decisions for our NEOs without oversight of independent directors
✓Set CEO compensation to where at least 50% of target annual compensation is performance-based	X No hedging or other investments in derivatives of the Company, and no margin purchases
✓Include robust performance-based criteria for the vesting of equity grants to named executive officers	X No pledging of Company securities
✓Include double-trigger change in control vesting provisions for equity awards	X No excise tax gross-ups upon change in control
✓Clawback incentive compensation based on restated financial statements or performance metrics, regardless of whether the restatement is for miscalculation or misconduct	X No stock option re-pricing
✓Use a representative and relevant peer group to guide compensation	X No perquisites
	X No executive pensions or supplemental executive retirement plan “SERP”

In October 2017, the Audit Committee recommended to the full Board of Directors an amendment to the Code of Business Conduct to prohibit the pledging of Company securities, which the Board of Directors adopted on February 13, 2018 by amending and restating the Code of Business Conduct. As of December 31, 2017, there are no pledged shares.

Compensation Policies and Objectives

In accordance with the Compensation Committee charter, the Company employs the following general policies in determining executive compensation:

•

The Company believes that compensation of the Company’s key executives should be sufficient to attract and retain highly qualified and productive personnel, as well as to enhance productivity and reward superior performance.

•

It is the policy of the Company that the three primary components of the Company’s compensation package for named executive officers (salary, non-equity incentive compensation, and equity grants) be considered in the aggregate. In other words, the total compensation of our executive officers should be appropriate to their contributions, and the amount of each component should take into account the size of their total compensation package, even if one individual component is larger or smaller than industry average.

•

Consistent with Department of Education regulations, the Company seeks to reward achievement of specific corporate goals by executing for named executive officers a non-equity incentive compensation plan with specific, pre-defined corporate goals and target payouts as a percentage of salary, and equity compensation with a required vesting period and robust performance-based vesting criteria.

•

The criteria used by the Compensation Committee in deciding whether and/or at what level, to pay non-equity incentive compensation is whether the Company met certain performance objectives set annually by the Board. The Compensation Committee makes these assessments based on the Company’s annual financial statements, which are audited by the Company’s independent auditing firm, PricewaterhouseCoopers LLP. Each year, the corporate objectives used to determine incentive compensation eligibility for executives are chosen by the Board of Directors from criteria which were approved by the stockholders of the Company. Criteria were approved most recently by stockholders at the 2015 Annual Meeting of Stockholders of the Company on May 5, 2015.

•

One of the Company’s guiding principles is that its officers and directors think like owners. To this end, the Company adopted a requirement that within three years of hiring, promotion, or being appointed to the Board, senior officers and members of the Board of Directors own shares equal to the amounts shown in the table below. The Board reviews compliance with this policy consistent with historic share ownership, market price fluctuations, and other factors.

Title	Required Share Ownership
Executive Chairman	5x Annual Salary
Chief Executive Officer	5x Annual Salary
Board of Directors	3x Annual Retainer
Executive Vice President	3x Annual Salary
Senior Vice President	2x Annual Salary
•

In determining compensation levels at the Company for 2017, the Compensation Committee compared executive compensation at the Company to that of the following ten publicly traded companies which own education assets: American Public Education, Inc., Bridgepoint Education, Capella Education Company, Career Education Corporation, Adtalem Global Education, Inc., Grand Canyon Education, Inc., Laureate Education, Inc., K12, Inc., Lincoln Education Services, and Universal Technical Institute. The Compensation Committee also compared executive compensation at the Company to companies in other industries that are similar in revenue, market capitalization, and growth profile.

•

The Compensation Committee generally sets salary targets at or below the midpoint of comparable companies, and incentive compensation targets (both non-equity and stock-based) at or above the midpoint of comparable companies. This mix of compensation ensures that a greater proportion of executive pay is based on actual performance of the Company. If, in the Board’s judgment, the midpoint or upper quartile calculations of the comparable companies yield too high a compensation level, the Board will not match these levels, but instead will make reasoned judgments to establish the Company’s executive compensation at levels it deems more appropriate.

Stockholder Outreach

The Company values our stockholders’ opinions on the effectiveness of our compensation program. At the 2017 Annual Meeting of Stockholders, more than 85% of the votes cast were cast in favor of the advisory resolution to approve the 2017 compensation for the Company’s named executive officers. The Company believes this vote reflected general stockholder approval of the Company’s overall pay practices and the absence of any practices that stockholders consider problematic. Additionally, the Company took a number of steps in recent years to enhance our compensation program based on stockholder feedback and expectations:

•	Engaged stockholders to receive more and continuing feedback on our compensation program;
•	Established a non-equity incentive compensation plan for all NEOs, with target payouts designated as a percentage of base salary, thereby replacing the previous discretionary bonus system;
•	Added new, robust performance criteria for the vesting of all performance-based equity awards granted in 2017 and thereafter;
•	Provided more transparency to the actual performance objectives established by the Board; and
•	Provided additional disclosures regarding the objectives and targets used to make determinations on compensation.

Throughout 2017, the Company continued our practice of year-round stockholder engagement related to business highlights and governance. At various times during the year, we met in-person or conducted calls with representatives from 15 different institutional investors, who collectively own over 53% of the Company’s outstanding shares. The

Compensation Committee values stockholder feedback provided through both the voting at the annual meeting of stockholders and stockholder outreach, and will continue to consider stockholder feedback in the future.

Who Determines Compensation?

Each year, the Board of Directors sets a number of goals and objectives for the Company’s business, including both financial and academic criteria. From these Company goals and objectives, the Compensation Committee designates certain quantitative and qualitative goals to establish performance expectations associated with non-equity incentive compensation. For NEOs other than Mr. Jones, quantitative financial metrics make up 75% of non-equity incentive compensation, and qualitative academic metrics account for the remaining 25%. For Mr. Jones, the President of Strayer University, quantitative financial metrics make up 30% of non-equity incentive compensation, and qualitative academic metrics make up the remaining 70%. For each quantitative goal, the Compensation Committee sets a target performance level that, if met, would result in a 100% target performance payout. If actual performance is above the target level, the performance payout is up to 150% of the target payout. The Compensation Committee also sets threshold levels. If actual performance is below the target level but above the threshold level, non-equity incentive compensation is reduced to correspond to the percentage of target achieved. The Compensation Committee retains discretion to reduce such pay even further. As discussed further below in the “2017 Compensation Decisions” section, the Compensation Committee determined the non-equity incentive compensation payouts for 2017 to be 56.25% of target for Messrs. McDonnell, Silberman, Jackson and Aprahamian because the Company’s performance met the qualitative metrics and exceeded the target payout level for the Revenue metric, but did not meet the threshold levels for the other quantitative metrics. For Mr. Jones, whose non-equity incentive compensation is more heavily weighted to qualitative academic metrics than quantitative financial metrics, the Compensation Committee determined the non-equity performance payout for 2017 to be 82.5% of target.

In accordance with the Compensation Committee charter, compensation for the Company’s Executive Chairman and its CEO is determined by the Compensation Committee, subject to approval of the Company’s Board of Directors (excluding the Executive Chairman and the CEO, who are also directors). In making its determination on Executive Chairman and CEO compensation, the Compensation Committee reviews a number of factors, including but not limited to:

•	The Company’s achievement of annual goals and objectives, both quantitative and qualitative, set by the full Board of Directors in the preceding year;
•	The long-term performance of the Company; and
•	CEO compensation levels at comparable companies.

For the other named executive officers, the Compensation Committee reviews, approves, and recommends to the full Board compensation based on:

•

Performance of the named executive officers in light of relevant goals and objectives approved by the Compensation Committee and the annual goals and objectives established by the Board in the preceding year (and, for Mr. Jones, additional academic objectives approved by the Board of Trustees of the University);

•	Executive compensation levels at comparable companies; and
•	The recommendations of the Executive Chairman and the CEO.

The Executive Chairman and the CEO provide recommendations for named executive officer compensation (other than themselves) to the Compensation Committee based on a review and analysis of each officer’s performance and contributions to the Company. For Mr. Jones, the Compensation Committee also considers the recommendations of the University’s Board of Trustees. While the Compensation Committee considers all of these recommendations, the Compensation Committee independently evaluates the recommendations for purposes of making its final recommendations to the full Board.

The Compensation Committee meets in the beginning of each year to review financial performance, to determine non-equity incentive compensation for the prior fiscal year, to consider equity awards, and to set executive officer salaries for the next fiscal year. The Compensation Committee meets again during the year, as may be required, to address compensation and equity grant issues for new officers and directors, to make equity grants as long-term compensation, and to make other determinations or recommendations with respect to employee benefit plans and related matters.

Identification and Analysis of 2017 Compensation Programs

During 2017, the Company’s executive compensation program included salaries, non-equity incentive compensation, discretionary bonuses for NEOs engaged in the pending merger with Capella Education Company, as discussed below, and long-term compensation in the form of restricted stock awarded under the Company’s 2015 Equity Compensation Plan.

•

Salary — Salaries for executives other than the Executive Chairman and the CEO are reviewed, approved, and recommended to the full Board annually by the Compensation Committee upon recommendation of the Executive Chairman and the CEO. The Executive Chairman’s and the CEO’s salaries are specified in their employment agreements (see “Employment Agreements with Mr. Silberman and Mr. McDonnell” and “Potential Payments upon Termination or Change in Control” sections below), and are annually reviewed and approved by the Compensation Committee and the Board of Directors.

•

Non-Equity Incentive Compensation — Non-equity incentive compensation for our named executive officers is determined each year by our Board of Directors upon the recommendation of the Compensation Committee. In determining whether and/or how much non-equity incentive compensation to recommend, the Compensation Committee determines whether, and to what extent, the Company has achieved its annual corporate objectives for the year, compares that achievement against specific, predetermined performance criteria, and calculates the payout relative to target.

As befits a company whose main operating asset is a 126-year old University holding the highest possible academic accreditation, these annual corporate objectives include a number of academic measures, as well as non-financial operational targets and financial metrics. Of course, even if the Company achieves all of its academic, operational, and financial objectives in a given year, in the event of a breach of regulatory, legal, or ethical business standards, the Compensation Committee may eliminate the payment of non-equity incentive compensation for that year.

Although the Company’s stock price  may fluctuate during the year, the Board strongly believes that management’s responsibility is to create an enduring increase in the long-term value of the Company. By achieving its annual corporate objectives, management will necessarily increase the long-term value of the Company and generate sustainable long-term increases in the value of our equity. Each year, the Board selects annual corporate objectives based on performance metrics approved by the stockholders of the Company for purposes of the Company’s equity and non-equity incentive compensation programs. For 2017, the objectives were chosen based on performance metrics approved by stockholders at the 2015 Annual Meeting of Stockholders, as part of the 2015 Equity Compensation Plan, which amended and restated the 2011 Equity Compensation Plan. While the Board believes that each of the various annual corporate objectives is relevant to the determination of executive compensation, the achievement of any one annual corporate objective would not, in and of itself, result in a specific amount of non-equity incentive compensation being paid to our named executive officers. In establishing the performance targets, the Compensation Committee sets the targets at levels that are realistic, but not certain.

The target non-equity incentive compensation for both the Executive Chairman and the Chief Executive Officer is 125% of base salary, as set forth in their respective employment agreements. For 2017, the Compensation Committee set target non-equity incentive compensation for the other named executive officers based on its evaluation of expectations for the positions held and the executives’ ultimate ability to influence the outcomes desired. For the Chief Financial Officer, the Compensation Committee set target non-equity incentive compensation at 75% of base salary. As the primary officer responsible for the Company’s budget, Mr. Jackson is best positioned to ensure the proper balance between revenue and expenditures, and thus a larger portion of his annual compensation is tied to performance measures.

The Compensation Committee set Mr. Jones’ target non-equity incentive compensation at 50% of base salary. As the leader of the Company’s primary asset, Strayer University, Mr. Jones’ focus should be on qualitative academic measures, as established by the Board of Directors of the Company and the Board of Trustees of the University. As such, for Mr. Jones, quantitative financial metrics make up 30% of the target non-equity incentive compensation, and qualitative academic metrics make up the remaining 70%. Mr. Jones’ qualitative metrics include additional academic measures not included in performance metrics for other NEOs.

Finally, the Compensation Committee set the target non-equity incentive compensation for the Chief Accounting Officer at 25% of base salary. Although the Compensation Committee determined that the Chief Accounting Officer, like the Chief Financial Officer, plays an important role in ensuring that financial objectives are met, the Committee also wanted to ensure proper and conservative judgment on financial controls and reporting. The Chief Accounting Officer’s relatively smaller proportion of annual compensation based on financial performance measures reduces risks associated with financial controls and reporting. See “Summary Compensation” and “2017 Compensation Decisions” for more information regarding non-equity incentive compensation for 2017.

•

Bonuses for Other Senior Executives — Consistent with Department of Education regulations, the Company has established a bonus plan for senior executives who are not named executive officers but who nevertheless meaningfully contribute to the success of Strayer University and the financial health of the Company. Such bonuses, both in cash and in equity, are determined each year by the Compensation Committee based on recommendations from the Executive Chairman and CEO. In determining whether and how much to recommend for such bonuses, the Compensation Committee determines whether and to what extent the Company has achieved its annual corporate objectives for the year, the individual contribution of each executive to such achievement, and other criteria, such as comparable market pay and retention priorities.

•

Equity-based Compensation Program — As discussed above, the Company believes it should, subject to achievement of certain academic, operational, financial, and individual objectives, make annual equity grants in order to retain, motivate, and align the interests of those key executive officers with stockholders.

Equity awards under this program are only made after the Compensation Committee and the full Board of Directors have completed their analysis of both corporate and individual performance described above. For our Chief Executive Officer, we believe that at least 50% of his target total annual compensation should be performance-based equity grants of restricted stock with at least a four-year cliff vest. Prior to 2017, all performance-based equity grants included performance measures related to maintaining all required regulatory approvals and Strayer University’s regional accreditation. These criteria were both reasonably uncertain and of paramount importance to both the short-term and long-term viability of the Company. In 2017, the Compensation Committee added new performance criteria for the vesting of equity awards to named executive officers. These new criteria include maintaining Strayer University’s 90/10 ratio below 80%, and its Cohort Default Rates below the national average for proprietary institutions which, for the most recently calculated cohort, was 15.5%. The 90/10 ratio prohibits a proprietary institution from deriving more than 90% of revenues from Title IV funds; by setting Strayer University’s maximum at 80% for equity vesting purposes, the Company incentivizes named executive officers to diversify revenue sources and minimizes any risk of jeopardizing Title IV funds. The Cohort Default Rate is the federally mandated measure of student defaults on Title IV loans based on a three-year cohort, and an institution may lose eligibility to participate in some or all Title IV programs if, for three consecutive fiscal years, 30% or more of its students default on payments. Setting the maximum at below the average for proprietary schools helps ensure continued eligibility for Title IV funds for the University, while at the same time recognizing industry or nationwide conditions that may cause the rates to fluctuate year-to-year. These additional, robust criteria therefore serve the multiple purposes of improving student success, ensuring regulatory compliance, and enhancing the intrinsic value of the Company for its stockholders.

We view our equity as very valuable and are reluctant to issue it. This means that we only grant restricted stock or stock options to employees and directors when we believe we are getting fair value (in terms of their service and performance) in return.

Our restricted stock agreements with employees contain specific clawback provisions. If the Company is required to prepare an accounting restatement due to the material noncompliance of the Company, as a result of misconduct, with any financial reporting requirement and the employee engaged in that misconduct knowingly failed to prevent the misconduct or was grossly negligent in preventing the misconduct, the employee is required to reimburse the Company the amount of any payment in settlement of the award earned or accrued during the 12-month period following the filing of the financial document that contained information affected by the material noncompliance. In addition, if the Company is required to prepare an accounting restatement, then the employee must forfeit any cash or stock received in connection with the award if any amount of the award was based on the achievement of pre-established performance goals that were later determined, as a result of the accounting restatement, not to have been achieved.

•

Bonuses for Certain NEOs — In 2017, the Compensation Committee awarded one-time bonuses, in addition to non-equity incentive compensation, to Messrs. Silberman, McDonnell, Jackson, and Aprahamian for their extraordinary efforts and services related to the work leading up to the pending merger, which was announced in October 2017, between the Company and Capella Education Company, as discussed in more detail below in “2017 Compensation Decisions.”

•

Perquisites and Other Personal Benefits — The Company does not offer any perquisites. The Company does reimburse relocation expenses including tax gross-ups, when applicable. This reimbursement is offered to officers hired from a different location to encourage prospective executives to relocate for the Company’s benefit.

•

Employment Agreements with Mr. Silberman and Mr. McDonnell — Robert S. Silberman, the Company’s Executive Chairman, has an employment agreement with the Company which, prior to being amended, had an initial term of approximately three years (ending on December 31, 2004), and thereafter, automatically extended for successive one-year periods unless either the Company or Mr. Silberman provided timely notice to the contrary. Mr. Silberman’s employment agreement was amended on May 2, 2013, in connection with his transition from Chief Executive Officer to Executive Chairman, and then again on April 24, 2014. Under the agreement, as amended, Mr. Silberman’s initial term of employment is six years (ending on May 2, 2019), and is renewable thereafter for one-year terms unless the Company or Mr. Silberman provides notice otherwise. The amended agreement provides for a base salary of not less than $665,000 per annum (subject to annual increases for at least cost of living adjustments). Mr. Silberman is also eligible to receive a target non-equity incentive compensation payment of at least 125% of base salary, for each of the fiscal years during which he is employed, upon meeting certain corporate and financial goals annually approved by the Board. In the event of Mr. Silberman’s termination without cause, the employment contract provides for the lump sum payment of three years base salary, three years of medical benefits, and immediate accelerated vesting of all previously granted restricted stock unit and option awards. The employment agreement also provides for a double-trigger change of control termination clause, wherein if Mr. Silberman is either (i) terminated by the Company without cause within six months of the effective date of the change of control or (ii) or there occurs a material reduction in Mr. Silberman’s authority, function, duties, or responsibilities which causes Mr. Silberman’s resignation within six months of the change of control, he is entitled to the same payments and benefits as he would be entitled to in connection with any other termination without cause, plus a lump sum payment equal to three times the latest annual non-equity incentive compensation award paid to him prior to the termination. Mr. Silberman is not entitled to a gross-up payment for any excise taxes imposed on termination payments. The agreement also contains covenants restricting Mr. Silberman from competing with the Company for six years after his termination of employment and requiring Mr. Silberman to keep confidential the Company’s proprietary information.

The Company also entered into an employment agreement on May 2, 2013 with Karl McDonnell, in connection with his promotion to Chief Executive Officer, and amended that agreement on April 24, 2014. Under the employment agreement, as amended, Mr. McDonnell’s term of employment is six years (ending on May 2, 2019) and is renewable thereafter for one-year terms unless the Company or Mr. McDonnell provides notice otherwise. Under the agreement, Mr. McDonnell will receive a base salary of $665,000 per annum (subject to annual increases for at least cost of living adjustments). Mr. McDonnell is also eligible to receive a target non-equity incentive compensation amount of 125% of base salary for each fiscal year during which he is employed, upon meeting certain corporate and financial goals annually approved by the Board. In addition, Mr. McDonnell’s employment agreement provides for an annual restricted share grant, conditioned upon applicable performance criteria as may be established by the Compensation Committee and with a four-year cliff vest, with a target grant date fair value equal to $2,000,000. Mr. McDonnell is not entitled to a gross-up payment for any excise taxes which may be imposed on termination payments, and his employment agreement contains severance and restrictive covenant provisions (including a double-trigger change of control termination clause), in line with the provisions set forth in Mr. Silberman’s employment agreement, discussed above.

•

Retirement and Deferred Compensation Plans — The Company maintains a retirement plan (the “401(k) Plan”) intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. The 401(k) Plan is a defined contribution plan that covers all eligible full-time and part-time employees of the Company of at least 21 years of age. The Company, in its discretion, matches employee contributions up to a maximum authorized amount under the plan. In 2017, the Company matched 50% of employee deferrals up to a maximum of 3% of the employee’s annual salary. The Company offers this plan to enable and encourage its employees to save for their retirement in a tax advantageous way. The Company also maintains an Employee Stock Purchase Plan (the “Employee Purchase Plan”). The purpose of the Employee Purchase Plan is to enable eligible full-time employees of the Company, through payroll deductions, to purchase shares of its common stock at a 10% discount from the prevailing market price from time to time. The Company offers this plan to encourage stock ownership by its employees. The Company does not provide executives with any supplemental or deferred retirement plans.

2017 Compensation Decisions

The compensation policies and objectives outlined above formed the basis for the Compensation Committee’s recommendation, and the Board’s determination, of 2017 compensation for our named executive officers. Each component, and the overall compensation package, for named executive officers reflected the Company’s philosophy of paying for performance based on corporate and personal achievements in 2017.

Salary:  As in years, past and consistent with our pay policy and objectives, the salary for our Chief Executive Officer in 2017 was below the average of our peer companies. Likewise, salaries for other named executive officers were at or below the midpoint. In 2017, Mr. McDonnell and Mr. Silberman received their contractual increases in base salary of 1.7% (based on cost of living adjustments). This was only the second salary increase Mr. Silberman had received since 2008, and the second increase Mr. McDonnell had received since 2013, as each executive had previously declined his contractual salary increases. Absent those voluntary declinations, both executives’ salaries would have compounded significantly based on their contractual terms. Although the Compensation Committee noted its appreciation on behalf of the Company’s stockholders for the executives’ forbearances, the Committee did not take into account the prior declinations in setting their 2017 base salaries.

Non-equity Incentive Compensation:  At the start of each year, the Compensation Committee sets specific goals upon which it would evaluate non-equity incentive compensation in the upcoming year. These goals are comprised of quantitative financial objectives and qualitative academic measures. For Messrs. McDonnell, Silberman, Jackson and Aprahamian, the financial objectives account for 75% of the non-equity incentive compensation performance evaluation and the academic measures account for the remaining 25%. For Mr. Jones the financial objectives account for 30% of his non-equity incentive compensation performance evaluation, and the remaining 70% are comprised of the academic measures and additional academic objectives established by the University’s Board of Trustees. The Compensation Committee sets a range of quantitative metrics for named executive officers which, if met, would yield a target payout of non-equity incentive compensation, a threshold level which would yield a payout at 50% of target, and a maximum level that would yield a payout at 150% of target. Actual performance between threshold, target, and maximum levels leads to a corresponding percentage of payout above or below the target. Target payout is 125% of base salary for the CEO and Executive Chairman, 75% of base salary for the Chief Financial Officer, 50% of base salary for the University’s President, and 25% of base salary for the Chief Accounting Officer.

For 2017, the Compensation Committee set quantitative financial objectives for Revenue, EBIT, and Adjusted EPS (with each metric weighted equally at 25% for NEOs other than Mr. Jones, for whom the objectives are weighted equally at 10%); and qualitative academic and operational objectives (weighted at 25% for NEOs other than Mr. Jones, and comprising the remaining portion of Mr. Jones’ additional 70% of target), including receiving Middle States reaffirmation of accreditation, launching a new Digital MBA program, adding Strayer University corporate/institutional partners, and complying with federal regulatory requirements, such as cohort default rates and the 90/10 ratio.

After the conclusion of the fiscal year, the Compensation Committee evaluated the achievement of both the quantitative metrics and the qualitative goals. The Compensation Committee determined that the Company surpassed the Revenue target level, but did not achieve either EBIT or Adjusted EPS at the threshold level. Accordingly, the Compensation Committee calculated the Revenue payout at 125% of target, but determined that each of the EBIT and Adjusted EPS payouts were 0% because the threshold levels had not been met. Each of these components comprised 25% of total non-equity incentive compensation calculations for Messrs. McDonnell, Silberman, Jackson, and Aprahamian, and 10% for Mr. Jones.

The Compensation Committee further determined that the Company met or exceeded all of its qualitative academic and operational objectives, including receiving reaffirmation of accreditation from Middle States through the year 2025 in June 2017; launching the Digital MBA program; adding corporate/institutional partners; achieving an annual cohort default rate of 13.2% for 2016 (below the national average of 15.5% for proprietary colleges and universities), and an annual 90/10 ratio of 74.9%, each for 2016. The satisfaction of these qualitative academic goals collectively comprised 25% of the pay-for-performance calculation for all NEOs other than Mr. Jones. Mr. Jones, as the University President, also met all additional qualitative academic objectives as predetermined by the Company’s Board of Directors and Strayer University’s Board of Trustees. These objectives included improving student services, improving key academic outcomes, and successfully completing a redesign of top university courses. These additional qualitative academic objectives, when combined with the qualitative academic metrics applicable to other NEOs, together make up 70% of Mr. Jones’ total non-equity incentive compensation target.

Although the Compensation Committee appreciates that the Company’s overall financial performance depends on a number of regulatory and market factors, its overarching philosophy of pay-for-performance and adherence to predetermined performance criteria dictates non-equity incentive compensation payouts at below target levels. By the same token, the Company’s exceptional performance with respect to its academic and compliance goals indicates full credit for qualitative academic and operational metrics. After combining the performance on the quantitative and qualitative metrics, the calculated percentage of target was 56.25% for Messrs. McDonnell, Silberman, Jackson, and Aprahamian and 82.5% for Mr. Jones.

The chart below shows the 2017 breakdown of the performance metrics and the Compensation Committee’s calculations in making its pay-for-performance determinations for our NEOs other than Mr. Jones:

Measure	Weight	Threshold 50% Payout	Target 100% Payout	Maximum 150% Payout	2017 Results	2017 Calculated % of Target
Revenue (in thousand $)	25%	$445,000	$450,000	$460,000	$455,000	125.0%
EBIT (in thousand $)	25%	$62,000	$64,000	$67,000	$57,000	0.0%
Adjusted EPS	25%	$3.40	$3.50	$3.68	$3.11	0.0%
Academic	25%	—	—	—	Achieved	100.0%
Total	100%					56.25%

For Mr. Jones, for whom the financial metrics constitute 30% of his pay-for-performance target, and academic metrics (including those established by the University’s Board of Trustees) constitute 70%, the calculated percentage was 82.5%. The chart below shows the 2017 breakdown of Mr. Jones’ performance metrics and the calculations of the Compensation Committee in making its pay-for-performance determination:

	.0
Measure		Weight	Threshold 50% Payout	Target 100% Payout	Maximum 150% Payout	2017 Results	2017 Calculated % of Target
Revenue (in thousand $)		10%	$445,000	$450,000	$460,000	$455,000	125.0%
EBIT (in thousand $)		10%	$62,000	$64,000	$67,000	$57,000	0.0%
Adjusted EPS		10%	$3.40	$3.50	$3.68	$3.11	0.0%
Academic		70%	—	—	—	Achieved	100.0%
Total		100%					82.5%

Based on this information, coupled with the evaluation of individual performance during the course of the year, non-equity incentive compensation payouts to NEOs were as follows:

	Annual Target as a Percentage of Base Salary	2017 Target Award Opportunity	2017 Achievement %	2017 Actual Award	2017 Award as % of Base Salary
Robert S. Silberman	125%	$861,250	56.25%	$485,000	70%
Karl McDonnell	125%	$861,250	56.25%	$485,000	70%
Daniel W. Jackson	75%	$300,000	56.25%	$170,000	43%
Brian W. Jones	50%	$207,500	82.50%	$170,000	41%
Thomas J. Aprahamian	25%	$77,500	56.25%	$45,000	15%

Equity-based Compensation:  The Company views its equity as very valuable, and is reluctant to issue it, given the dilutive effect on existing stockholders. In any given year, equity grants will generally not be awarded if the Company fails to achieve the quantitative and qualitative goals as outlined above, but neither does the achievement of those goals dictate that grants must be made. Instead, the Compensation Committee determines whether and to what extent the NEOs receive grants based on the NEOs contributions to having achieved those corporate goals, coupled with the Company’s desire to retain, motivate, and align the interests of those key executive officers with stockholders’ interest.

In February 2017, the Compensation Committee and Board evaluated the achievement of the previous fiscal year’s goals in making determinations on named executive officer long-term incentive equity grants. As fully discussed in the Company’s definitive proxy statement, filed on March 16, 2017, the quantitative metrics were all met above Threshold but below Target levels, and the qualitative metrics were fully achieved. The Board awarded Mr. McDonnell a restricted share equity grant with a grant date fair value of $1,500,000, only 75% of his contractual target level of $2,000,000, based on the Compensation Committee’s determination that performance-based metrics had been met at 77.2% of target, and decision to further reduce the performance-based compensation to 75% of target. Also in February 2017, Mr. Jones received a restricted share equity grant with a grant date fair value of $550,000, Mr. Jackson received a restricted share equity grant with a grant date fair value of $1,000,000, and Mr. Aprahamian received a restricted share equity grant with a grant date fair value of $125,000. Each of the grants are performance-based and cliff vest after four years, subject to the achievement of performance criteria as established by the Compensation Committee.

Performance criteria related to the vesting of grants made to the named executive officers in 2017 included maintaining all required regulatory approvals and Strayer University’s regional accreditation with the Middle States Commission on Higher Education. The performance criteria incentivizes executive officers to protect and preserve the University’s ability to educate and our students’ ability to finance their education with federal funds. The grants in 2017, as described in “Identification and Analysis of 2017 Compensation Programs,” also included enhanced performance criteria with two additional metrics: (1) maintaining the University’s 90/10 percentage below 80%, and (2) maintaining the University’s cohort default rate below the national average of proprietary institutions. The Compensation Committee believes that, while financial metrics are key drivers of short-term performance, the performance criteria underpinning the performance-based equity are critical to ensure the long-term sustainability of the Company’s business model.

For the previous grants of restricted stock that vested in 2017, the Compensation Committee determined that the performance criteria had been met. The performance criteria consisted of maintaining all required regulatory approvals and Strayer University’s regional accreditation with the Middle States Commission on Higher Education. Given the regulatory environment in which Strayer University operated at the time of these grants, the Compensation Committee had determined that the criteria were both reasonably uncertain and of paramount importance to both the short-term and long-term viability of the Company. The performance criteria incentivized executive officers to ensure that the University’s ability to educate and our students’ ability to finance their education with federal funds was not jeopardized, even as regulatory risks increased for proprietary institutions of higher education.

Discretionary Bonuses:  As discussed in Part I, Item 1 in the “Overview” section, on October 29, 2017, the Company entered into a merger agreement with Capella Education Company. The execution of the merger agreement was preceded by a great deal of preparation, review, and negotiation between the two companies, in a compressed period of time. For confidentiality purposes, the Company purposefully kept the group of employees knowledgeable about, and involved in, the pending merger very small. Messrs. McDonnell, Silberman, Jackson, and Aprahamian were responsible for the overall management and success of the process culminating in the announcement of the merger on October 30, 2017. At the same time, all four executives remained focused on managing the Company’s day-to-day activities and maintaining the stewardship of its main asset, Strayer University.

Because of this work, which was not contemplated in early 2017 when the Compensation Committee set the annual performance objectives for  non-equity incentive compensation, the Compensation Committee determined that one-time discretionary bonuses, in addition to non-equity incentive compensation, were warranted for these NEOs. The below table sets forth the amount of discretionary bonuses awarded to these NEOs for their combined and individual contributions to the successful execution of the merger agreement:

Merger-related Discretionary Bonus
Robert S. Silberman	$300,000
Karl McDonnell	$300,000
Daniel W. Jackson	$100,000
Thomas J. Aprahamian	$30,000

Recoupment Policy

The Company has adopted a Recoupment Policy that requires each executive officer, as so designated under Rule 3b-7 of the 1934 Act, to acknowledge and agree that any award, including all non-equity incentive compensation, or equity-based compensation, will be repaid should a “Triggering Event” occur. A Triggering Event is defined in the Recoupment Policy as a decision by the Audit Committee to effect an accounting restatement of the Company’s previously published financial statements caused by material noncompliance by the Company with any financial reporting requirement due to fraud, misconduct, negligence, or lack of sufficient oversight on the part of any executive officer, or a decision by the Compensation Committee that one or more performance metrics used for determining previously paid incentive compensation was incorrectly calculated and, if calculated correctly, would have resulted in a lower payment to one or more executive officers.

Impact of Tax and Accounting Treatment

Under Section 162(m) of the Internal Revenue Code of 1986, as amended, and applicable Treasury regulations (“Section 162(m)), no deduction is allowed for annual compensation in excess of $1 million paid by a publicly traded corporation to its “named executive officers”— defined as the chief executive officer, chief financial officer and the three other highest compensated executive officers (except for certain compensation that is “grandfathered” in accordance with the Tax Cuts and Jobs Act of 2017). Prior to the recent passage of the Tax Cuts and Jobs Act of 2017, however, there was no limitation under Section 162(m) on the deductibility of “qualified performance-based compensation.” In general, the Company’s policy has been to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with its determination as to the most appropriate methods and approaches for the design and delivery of compensation to the Company’s named executive officers. The Company intends to continue its practice of making a large percentage of named executive officer compensation performance-based, despite the fact that such amounts above $1 million will not be tax deductible in the future.

Summary Compensation

The following table sets forth all compensation awarded to the Company’s named executive officers for the fiscal years ended December 31, 2015, 2016, and 2017:

Summary Compensation Table

	Year	Salary	Bonus (a)		Non-Equity Incentive Compensation (b)	Stock Awards (c)	All Other Compensation (d)	Total
Robert S. Silberman,	2017	$689,000	$300,000	(e)	$485,000	$—	$2,187	$1,476,187
Executive Chairman	2016	$676,000	$—		$635,000	$2,533,500	$2,130	$3,846,630
	2015	$665,000	$835,000		$—	$—	$3,975	$1,503,975

Karl McDonnell,	2017	$689,000	$300,000	(e)	$485,000	$1,500,000	$4,050	$2,978,050
Chief Executive Officer &	2016	$676,000	$—		$635,000	$2,000,000	$3,975	$3,314,975
Director	2015	$665,000	$835,000		$—	$2,000,000	$3,975	$3,503,975

Daniel W. Jackson,	2017	$400,000	$100,000	(e)	$170,000	$1,000,000	$4,050	$1,674,050
Executive Vice President &	2016	$350,000	$—		$200,000	$500,000	$3,975	$1,053,975
Chief Financial Officer	2015	$312,500	$225,000		$—	$500,000	$3,975	$1,041,475

Brian W. Jones,	2017	$415,000	$—		$170,000	$550,000	$4,050	$1,139,050
President, Strayer	2016	$400,000	$—		$150,000	$600,000	$3,975	$1,153,975
University	2015	$360,577	$250,000		$—	$—	$—	$610,577

Thomas J. Aprahamian,	2017	$310,000	$30,000	(e)	$45,000	$125,000	$4,050	$514,050
Senior Vice President &	2016	$285,000	$—		$55,000	$150,000	$3,975	$493,975
Chief Accounting Officer	2015	$270,000	$75,000		$—	$300,000	$3,975	$648,975

____________

(a)      The Bonus amounts reported in this column were earned in fiscal years 2017 and 2015 and paid in fiscal years 2018 and 2016, respectively.

(b)      The Non-Equity Incentive compensation reported in this column was earned in fiscal years 2017 and 2016 and paid in fiscal years 2018 and 2017, respectively. See “Non-Equity Incentive Compensation” discussion above for additional detail.

(c)      The amounts shown in the columns above reflect the grant date fair value of each award computed in accordance with FASB ASC Topic 718. The value of any dividends paid by the Company is assumed to be included in the grant date fair value of each award.

(d)      See “Supplemental All Other Compensation Table” below for additional detail.

(e)      This figure represents the amount of a one-time bonus payment, based on the executive’s service and contributions leading up to and culminating in the successful execution of the merger agreement between the Company and Capella Education Company, on October 29, 2017.

In each of 2017, 2016, and 2015, all other compensation is comprised of the Company’s match of contributions to a 401(k) plan only. The table below sets forth this information by named executive officer for the fiscal years ended December 31, 2015, 2016, and 2017.

Supplemental All Other Compensation Table

	Year	Company’s 401(k) Match	Other	Total All Other Compensation
Robert S. Silberman,	2017	$2,187	$—	$2,187
Executive Chairman	2016	$2,130	$—	$2,130
	2015	$3,975	$—	$3,975

Karl McDonnell,	2017	$4,050	$—	$4,050
Chief Executive Officer & Director	2016	$3,975	$—	$3,975
	2015	$3,975	$—	$3,975

Daniel W. Jackson,	2017	$4,050	$—	$4,050
Executive Vice President &	2016	$3,975	$—	$3,975
Chief Financial Officer	2015	$3,975	$—	$3,975

Brian W. Jones,	2017	$4,050	$—	$4,050
President, Strayer University	2016	$3,975	$—	$3,975
	2015	$—	$—	$—

Thomas J. Aprahamian,	2017	$4,050	$—	$4,050
Senior Vice President &	2016	$3,975	$—	$3,975
Chief Accounting Officer	2015	$3,975	$—	$3,975

Grants of Plan-Based Awards

The following table sets forth grants of plan-based awards to the Company’s named executive officers for the fiscal year ended December 31, 2017.

Grants of Plan-Based Awards Table

		Estimated future payouts under non- equity incentive plan awards			All Stock Awards:
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock Awards ($)	Vesting Date
Robert S. Silberman,	—	430,625	861,250	1,291,875
Executive Chairman

Karl McDonnell,	2/14/17				18,369	(a)	1,500,000	2/14/21
Chief Executive Officer & Director	—	430,625	861,250	1,291,875

Daniel W. Jackson,	2/14/17				12,246	(a)	1,000,000	2/14/21
Executive Vice President & Chief Financial Officer	—	150,000	300,000	450,000

Brian W. Jones,	2/14/17				6,735	(a)	550,000	2/14/21
President, Strayer University	—	103,750	207,500	311,250

Thomas J. Aprahamian,	2/14/17				1,531	(a)	125,000	2/14/21
Senior Vice President & Chief Accounting Officer	—	38,750	77,500	116,250

____________

(a)     These awards of restricted stock vest 100% on February 14, 2021, subject to satisfaction of certain performance criteria as discussed in “Equity-based Compensation.” The Company’s closing price of common stock was $81.66 on the date of these awards.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth outstanding option and stock awards of the Company’s named executive officers as of December 31, 2017.

Outstanding Option Awards Table at Fiscal Year-End

63
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Grant Date	Option Exercise Price ($)	Option Full Vesting Date	Option Expiration Date	Intrinsic Value of Stock Options at 12/31/17 ($)
Robert S. Silberman,	100,000	2/15/13	$51.95	2/15/15	2/14/21	$3,763,000	(a)
Executive Chairman

Karl McDonnell,	—	—	—	—	—	—
Chief Executive Officer & Director

Daniel W. Jackson,	—	—	—	—	—	—
Executive Vice President & Chief Financial Officer

Brian W. Jones,	—	—	—	—	—	—
President, Strayer University

Thomas J. Aprahamian,	—	—	—	—	—	—
Senior Vice President & Chief Accounting Officer

____________

(a)       The Company’s closing stock price of $89.58 on December 31, 2017 was compared to the option exercise price of $51.95 to determine the market value of these stock options at December 31, 2017.

Outstanding Stock Awards Table at Fiscal Year-End

Name	Restricted Stock/ Restricted Stock Unit Award Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares of Stock at 12/31/17 That Have Not Vested ($)	Restricted Stock Vesting Date
Robert S. Silberman,	3/22/13	200,000	(a)	17,916,000	2/10/19
Executive Chairman	2/2/16	50,000	(b)	4,479,000	2/10/19

Karl McDonnell,	5/6/14	46,674	(c)	4,181,000	5/6/18
Chief Executive Officer & Director	5/5/15	40,867	(d)	3,661,000	5/5/19
	2/2/16	39,471	(e)	3,536,000	2/2/20
	2/14/17	18,369	(f)	1,645,000	2/14/21

Daniel W. Jackson,	2/12/13	16,057	(g)	1,438,000	2/12/18
Executive Vice President &	2/19/14	4,458	(h)	399,000	2/19/18
Chief Financial Officer	2/4/15	7,128	(i)	639,000	2/4/19
	2/2/16	9,868	(e)	884,000	2/2/20
	2/14/17	12,246	(f)	1,097,000	2/14/21

Brian W. Jones,	2/12/13	12,042	(g)	1,079,000	2/12/18
President, Strayer University	2/19/14	7,429	(h)	665,000	2/19/18
	2/2/16	11,841	(e)	1,061,000	2/2/20
	2/14/17	6,735	(f)	603,000	2/14/21

Thomas J. Aprahamian,	2/12/13	1,204	(g)	108,000	2/12/18
Senior Vice President &	2/19/14	2,972	(h)	266,000	2/19/18
Chief Accounting Officer	2/4/15	4,277	(i)	383,000	2/4/19
	2/2/16	2,960	(j)	265,000	2/2/20
	2/14/17	1,531	(f)	137,000	2/14/21

____________

(a)      This award of restricted stock units vests 100% on February 10, 2019, subject to the satisfaction of certain performance criteria. Originally awarded as restricted stock, the award was converted to restricted stock units in 2013, the receipt of which is deferred until retirement or other termination of employment. In connection with his appointment as Executive Chairman, the Company modified the performance criteria of these restricted stock units to focus on academic accreditation and regulatory compliance.

(b)This award of restricted stock units vests 100% on February 10, 2019, subject to the satisfaction of certain performance criteria. The Company’s closing price of common stock was $50.67 on the date of these awards.

(c)This award of restricted stock vests 100% on May 6, 2018, subject to the satisfaction of certain performance criteria. The Company’s closing price of common stock was $42.85 on the date of this award.

(d)This award of restricted stock vests 100% on May 5, 2019, subject to the satisfaction of certain performance criteria. The Company’s closing price of common stock was $48.94 on the date of these awards.

(e)These awards of restricted stock vest 100% on February 2, 2020, subject to the satisfaction of certain performance criteria. The Company’s closing price of common stock was $50.67 on the date of these awards.

(f)These awards of restricted stock vest 100% on February 14, 2021, subject to the satisfaction of certain performance criteria. The Company’s closing price of common stock was $81.66 on the date of these awards.

(g)These awards of restricted stock vest 100% on February 12, 2018. The award for Mr. Jackson is subject to the satisfaction of certain performance criteria. The Company’s closing price of common stock was $62.28 on the date of these awards.

(h)These awards of restricted stock vest 100% on February 19, 2018. The Company’s closing price of common stock was $33.65 on the date of these awards.

(i)These awards of restricted stock vest 100% on February 4, 2019. The Company’s closing price of common stock was $70.15 on the date of these awards.

(j)This award of restricted stock vests 100% on February 2, 2020. The Company’s closing price of common stock was $50.67 on the date of these awards. This award was originally time-based vesting only. However, recognizing that Mr. Aprahamian would be designated as a named executive officer for 2016, on February 15, 2017 the restricted stock award was amended, with approval by the Compensation Committee and Mr. Aprahamian’s concurrence, to provide for the satisfaction of certain performance criteria for vesting as discussed in “Equity-based Compensation.”

Options Exercised and Restricted Stock Vested at Fiscal Year-End Table

The following table sets forth the number of shares of restricted stock that vested during the fiscal year ended December 31, 2017 for each of the named executive officers and the value realized upon the vesting of such shares. None of the named executive officers exercised stock options during the fiscal year ended December 31, 2017.

	Restricted Stock Vested
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert S. Silberman,	—	—
Executive Chairman

Karl McDonnell,	50,150	4,602,641
Chief Executive Officer & Director

Daniel W. Jackson,	1,298	99,375
Executive Vice President & Chief Financial Officer

Brian Jones,	—	—
President, Strayer University

Thomas J. Aprahamian,	606	46,395
Senior Vice President & Chief Accounting Officer

Potential Payments upon Termination or Change in Control

In 2017, Mr. Silberman and Mr. McDonnell were the only named executive officers with employment contracts, and both agreements provide for a double-trigger change of  control termination clause. In the event that Mr. Silberman is terminated by the Company without cause, he is entitled to receive a lump sum payment of three years’ salary, which would currently total approximately $2.0 million, and all restricted stock units and options previously granted to him shall immediately vest. If Mr. Silberman is terminated without cause within six months of a change of control, or there occurs a material reduction in his authority, function, duties, or responsibilities which causes his resignation within six months of a change of control, Mr. Silberman is entitled to receive a lump sum payment of three times his annual base salary plus three times his latest previous annual non-equity incentive compensation award actually paid. (A change of control is defined in the contract as the acquisition of more than 50% of the voting stock of the Company or the acquisition of combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, completion of a merger or other business combination resulting in a change in control of more than 50% of the voting stock of the Company, election of a substantially different Board of Directors or approval by stockholders of a complete liquidation or dissolution of the Company.) Consistent with the agreement with Mr. Silberman in effect since 2001, Mr. Silberman is entitled to three years of medical benefits following a termination without cause (estimated cost of $45,000). Mr. Silberman is not entitled to a gross-up payment for any excise taxes which may be imposed on termination payments. The agreement also contains covenants restricting Mr. Silberman from competing with the Company for six years after his termination of employment and requiring Mr. Silberman to keep confidential the Company’s proprietary information.

In the event that Mr. McDonnell is terminated by the Company without cause, he is entitled to receive a lump sum payment of three years’ salary (which would currently total approximately $2.0 million), up to three years’ medical benefits, and all restricted stock awards shall immediately vest. If Mr. McDonnell is terminated without cause within six months of a change in control, or there occurs a material reduction in his authority, function, duties, or responsibilities which causes his resignation within six months of a change in control, Mr. McDonnell is entitled to the same payments and benefits as in any other termination without cause, plus three times his latest previous annual non-equity incentive compensation award actually paid. (A change in control is defined in the same manner as in Mr. Silberman’s employment agreement.) Mr. McDonnell is not entitled to a gross-up payment for any excise taxes which may be imposed on termination payments. The agreement also contains covenants restricting Mr. McDonnell from competing with the Company for six years after his termination of employment and requiring Mr. McDonnell to keep confidential the Company’s proprietary information.

All stock options and restricted stock awards made in 2013 and thereafter contain a double-trigger change in control vesting clause. That is, the options and awards vest in connection with a change in control only if such change in control results in (1) termination of employment by the Company without cause within six months of the effective date of the change in control; or (2) the occurrence of a material reduction in the officers’ authority, functions, duties, or responsibilities which causes the executives’ resignation from the Company within six months of the effective date of the change in control.

The value attributable to the accelerated vesting of stock-based awards resulting from a termination in connection with a change in control is set forth below, assuming the change of  control occurred on December 31, 2017, when the closing price of the Company’s common stock was $89.58.

Name	Value Realized Upon Vesting Due to Change in Control with Termination ($)
Robert S. Silberman	26,158,000
Karl McDonnell	13,023,000
Daniel W. Jackson	4,457,000
Brian W. Jones	3,408,000
Thomas J. Aprahamian	1,159,000

Compensation Committee Report

The Company has established a standing Compensation Committee. During fiscal year 2017, the Compensation Committee was composed of Messrs. Wargo (Chair), Brock, and Milano. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section with management and, based on the review and discussion, the Committee recommended to the Board to include this information in the Company’s Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2017, the Compensation Committee was composed of Messrs. Wargo (Chair), Brock, and Milano. No member of the Compensation Committee was, during fiscal year 2017, an officer or employee of the Company or was formerly an officer of the Company, or had any relationship requiring disclosure by the Company as a related party transaction under applicable SEC rules. No executive officer of the Company served on any board of directors or compensation committee of any other company for which any of the Company’s directors served as an executive officer at any time during fiscal year 2017.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of Mr. Karl McDonnell, our Chief Executive Officer (our “CEO”).

For 2017, our last completed fiscal year:

•	the median of the annual total compensation of all employees of the Company was, as of December 31, 2017 (other than our CEO and adjunct faculty members), $64,010; and
•	the annual total compensation of our CEO was $2,978,050.

Based on this information, for 2017 the ratio of the annual total compensation of Mr. McDonnell, our CEO, to the median of the annual total compensation of all Company employees was 47 to 1, which was determined as follows:

1.

We determined that, as of December 31, 2017, our employee population consisted of approximately 1,470 individuals, all located in the United States. This population consisted of our full-time faculty, full-time non-faculty staff, and part-time non-faculty staff.

a.

We did not include adjunct faculty in this population, because no such adjunct faculty were employed with us on December 31, 2017. Adjunct faculty provide services for a limited period of time during academic quarters, and no adjunct faculty were under contract on December 31, 2017.

2.	To identify the “median employee” from our employee population, we compared the total compensation of our employees as reflected in our payroll records.
a.	In making this determination, we annualized the compensation of approximately 300 employees who were hired in 2017 but did not work for us for the entire fiscal year.
3.

We identified our median employees using this compensation measure, which was consistently applied to all our employees included in the calculation. Since all our employees are located in the United States, as is our CEO, we did not make any cost-of-living adjustments in identifying the “median employee”.

4.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $64,010.

5.	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of the “Summary Compensation Table,” set forth above.

Director Compensation

Director compensation is designed to:

•	Align with long-term stockholder interests;
•	Ensure the Company can attract and retain outstanding director candidates;
•	Recognize the time commitments necessary to oversee the Company; and
•	Support the independence of thought required of a good director.

The Nominating Committee of the Board of Directors reviews non-employee director compensation regularly and presents recommendations to the full Board for discussion and approval. Current director compensation is as follows:

•

Annual Retainer. Each eligible director is paid an annual fee of $150,000. Of this amount, at least 50% (or $75,000) of the annual fee must be paid in shares of restricted stock of the Company. Restricted stock is issued to directors on the date of the Annual Meeting of Stockholders as part of their annual retainer. The restricted shares vest over three years, with one-third of the shares vesting each year on the date of the Annual Meeting of Stockholders. Directors may choose to receive the remaining 50% of their annual retainer ($75,000) in either restricted stock or in cash, paid in quarterly installments. In the event any director retires or resigns from the Board, the Board of Directors may, in its discretion, waive the remaining vesting period(s) for all or any portion of unvested restricted shares, provided that the departing director has served at least five years on the Board of Directors of the Company.

•

Additional Fees. The Audit Committee Chair and the Presiding Independent Director receive an additional annual fee of $10,000. Members of the Audit Committee receive an additional annual fee of $5,000. The Board may also approve additional fees for other board-related service.

•	Reimbursement of Expenses. Directors are reimbursed for out-of-pocket expenses incurred in connection with their attendance at Board and Committee meetings.

As described above, a significant portion of director compensation is paid in restricted stock to align director compensation with the long term interests of stockholders. While serving on the Board, non-employee directors receive the same cash dividends on shares of restricted stock as a holder of regular common stock.

The following table sets forth compensation for each non-employee director for the fiscal year ended December 31, 2017. Messrs. Silberman and McDonnell do not receive any additional compensation for their service as directors of the Company. Their compensation is reflected in the “Summary Compensation Table” set forth below in this proxy statement.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (a)	Total ($)
Dr. Charlotte F. Beason	75,000	75,000	150,000
Sen. William E. Brock	75,000	75,000	150,000
Dr. John T. Casteen, III	85,000	75,000	160,000
Nathaniel C. Fick	80,000	94,645	174,645
Robert R. Grusky	75,000	75,000	150,000
Todd A. Milano	40,000	110,000	150,000
G. Thomas Waite, III	85,000	75,000	160,000
J. David Wargo	80,000	75,000	155,000

____________

(a)       Amounts represent the aggregate grant date fair value computation in accordance with FASB ASC Topic 718.

The following table sets forth the number of outstanding and unvested shares of restricted stock held by each non-employee director at December 31, 2017.

Outstanding Stock Awards Table

Name	Shares of Unvested Restricted Stock (#)
Dr. Charlotte F. Beason	2,390
Sen. William E. Brock	2,390
Dr. John T. Casteen, III	2,390
Nathaniel C. Fick	1,470
Robert R. Grusky	2,561
Todd A. Milano	3,608
G. Thomas Waite, III	2,390
J. David Wargo	2,390

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth in the table below is information pertaining to securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2017. There are options and restricted stock units but no warrants existing under these plans.

Equity Compensation Plan Information
as of December 31, 2017

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans previously approved by security holders
2015 Equity Compensation Plan which replaced the 2011 Equity Compensation Plan as amended	50,000	—		259,046
2011 Equity Compensation Plan which replaced the 1996 Stock Option Plan as amended	300,000	$51.95	(1)	—
Equity compensation plans not previously approved by security holders	—	—		—
Total	350,000	$51.95		259,046

___________

(1)       The weighted average covers the 100,000 stock options and not the 200,000 restricted stock units.

Beneficial Ownership of Common Stock

The following table sets forth certain information regarding the ownership of the Company’s common stock as of December 31, 2017 (except as otherwise indicated), by each person known by management of the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Company’s common stock, each of the Company’s directors and director nominees, its Executive Chairman, CEO, and three other named executive officers and all executive officers and directors as a group. The information presented in the table is based upon the most recent filings with the SEC by those persons or upon information otherwise provided by those persons to the Company. The percentages reflected in the table for each beneficial owner are calculated based on the number of shares of common stock outstanding as of December 31, 2017 plus those shares of common stock that are subject to options held by the applicable beneficial owner that are currently exercisable or exercisable within sixty days of December 31, 2017 and those shares of common stock issuable upon the vesting of restricted stock units held by the applicable beneficial owner within sixty days of December 31, 2017.

Name of Beneficial Owner	Common Stock Beneficially Owned (a)	Common Stock Issuable within 60 days	Total	Percentage Owned
Stockholders:
T Rowe Price Associates, Inc. (b)	1,886,459	0	1,886,459	16.9%
BlackRock Institutional Trust Company, N.A. (c)	1,212,312	0	1,212,312	10.9%
The Vanguard Group (d)	1,115,808	0	1,115,808	10.0%
Capital Research & Management Co. (World Investors) (e)	845,750	0	845,750	7.6%
Directors:
Robert S. Silberman	271,802	100,000	371,802	3.3%
Dr. Charlotte F. Beason	13,732	0	13,732	*
Sen. William E. Brock	8,113	0	8,113	*
Dr. John T. Casteen, III	8,831	0	8,831	*
Nathaniel C. Fick	1,660	0	1,660	*
Robert R. Grusky	12,348	0	12,348	*
Karl McDonnell	150,205	0	150,205	1.3%
Todd A. Milano	22,250	0	22,250	*
G. Thomas Waite, III	11,142	0	11,142	*
J. David Wargo	10,282	0	10,282	*
Named Executive Officers:
Brian W. Jones	38,047	0	38,047	*
Daniel W. Jackson	50,947	0	50,947	*
Thomas J. Aprahamian	13,913	0	13,913	*
All Executive Officers and Directors (13 persons)	613,272	100,000	713,272	6.3%

____________

*          represents amounts less than 1%

(a)For directors and officers, the number of shares of common stock beneficially owned includes shares of restricted stock, which the holder is entitled to vote, and restricted stock units.

(b)Based on a Schedule 13F filed with the SEC on November 15, 2017. These securities are owned by various individual and institutional investors including T. Rowe Price Mid-Cap Value Fund, Inc. (which owns 1,432,264 shares, representing 12.8% of the shares outstanding), which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment adviser with power to direct investments and/or sole power to vote securities. For purposes of the reporting requirement of the 1934 Act, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The address is: 100 E. Pratt Street, Baltimore, MD 21202.

(c)Based on a Schedule 13G/A filed with the SEC on January  19, 2018. The address of BlackRock, Inc. is: 55 East 52 nd Street, New York, NY 10055.

(d)Based on a Schedule 13F filed with the SEC on November 15, 2017. The address of The Vanguard Group is: 100 Vanguard Blvd., Malvern, PA 19355.

(e)Based on a Schedule 13F filed with the SEC on November 15, 2017. The address of Capital Research & Management Co. is: 333 S. Hope St., Los Angeles, CA, 90071.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Certain Transactions with Related Parties

The Company had no transactions with related parties during the fiscal year ended December 31, 2017 that would need to be disclosed pursuant to Item 404 of Regulation S-K. The Company prohibits conflict of interest activities, which includes within that definition related party transactions, by any director or officer, or persons related thereto, unless specifically approved in advance and in writing by the General Counsel, CEO, and Audit Committee of the Board of Directors after full disclosure of all aspects of the activity. A conflict of interest is defined generally to include situations where a person (i) has a private interest that materially conflicts or interferes with the interests of the Company, (ii) has a material personal interest that will impair the person’s ability to perform his or her work objectively and effectively, or (iii) derives a material personal benefit as a result of the person performing services for the Company. Among the other circumstances that may be considered conflicts of interest, any engagement in a personal business transaction involving the Company for profit or gain will be considered a conflict of interest requiring advance approval under the Code of Business Conduct. The Company’s policy prohibiting conflict of interest activities is further described in the Code of Business Conduct.

Our Board is comprised of independent members, as independence is defined under the NASDAQ Listing Standards, along with our Executive Chairman and our Chief Executive Officer, who are full-time employees and are not considered independent. In 2013, Dr. Casteen was appointed Presiding Independent Director, who runs the Board in the Chairman’s absence. The Presiding Independent Director presides at meetings of the Board of Directors without the Executive Chairman and the CEO present at least quarterly (at each regularly scheduled Board meeting) and solicits candid feedback on the Executive Chairman’s and the CEO’s performance. The Presiding Independent Director serves as the principal liaison on Board issues between the independent directors and the Executive Chairman and has the authority to:

•	Call meetings of the independent directors;
•	Ensure the quality, quantity, and timeliness of information to the Board; and
•	Consult and communicate with stockholders.

The Board and its Compensation Committee continually evaluate the Company’s strategy, activities, and in particular, compensation policies and practices, to protect against inappropriate risk taking. Any compensation program that seeks to pay managers for performance on behalf of owners carries some risk of overzealous performance. But paramount in the Company’s compensation program is an unwavering requirement that executive conduct conform to applicable legal, regulatory, and ethical business standards. Based on its evaluation and the views of advisors, the Compensation Committee believes that the Company’s executive compensation program, as described in the Compensation Discussion and Analysis section above, does not encourage inappropriate risk taking and that the Company has in place a strong culture, organization structure, and compliance policies to manage operational risk effectively.

Board Committees

The Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating Committee, each composed entirely of independent directors. The current Committee membership is as follows:

Committee Memberships

Audit	Compensation	Nominating
G. Thomas Waite, Chair	J. David Wargo, Chair	Dr. John T. Casteen, III, Chair
Nathaniel C. Fick	Sen. William E. Brock	Dr. Charlotte F. Beason
J. David Wargo	Todd A. Milano	Robert R. Grusky

Audit Committee

The Audit Committee assists the Board in its oversight of the quality and integrity of our accounting, auditing, and reporting practices. Pursuant to the Audit Committee charter, the Audit Committee performs a variety of tasks, including being directly responsible for the appointment (subject to advisory stockholder ratification), compensation, and oversight of the Company’s independent registered public accounting firm. The Audit Committee also, among other things, reviews the Company’s accounting policies, unaudited quarterly earnings releases, and periodic filings with the Securities and Exchange Commission (the “SEC”), including the Company’s financial statements, and regularly reports to the Board of Directors. The Audit Committee relies on the expertise and knowledge of management, the internal auditor, and the independent auditors in carrying out its oversight responsibilities.

The Board of Directors has determined that all of the members of the Audit Committee are independent, as independence is defined under the NASDAQ Listing Standards and Rule 10A-3(b)(1) of the 1934 Act. The Board of Directors has determined that each of Messrs. Waite and Wargo qualify as an “audit committee financial expert,” as defined by SEC rules, based on their education, experience, and background.

Compensation Committee

For the year ended December 31, 2017, the Compensation Committee was composed of Messrs. Wargo (Chair), Brock, and Milano.

The Compensation Committee is responsible for evaluating, and recommending to the full Board for approval, the compensation of the Executive Chairman, the Chief Executive Officer, and other officers of the Company. The Compensation Committee is responsible for determining compensation policies and practices, changes in compensation and benefits for management, employee benefits, and all other matters relating to employee compensation, including matters relating to stock-based compensation, subject to the approval of the full Board.

The Compensation Committee has the authority to retain and terminate any compensation consultant hired by the Compensation Committee to assist in the evaluation of director and executive compensation. During 2017,  approximately $10,000 was paid to Lockton Companies, LLC to benchmark compensation for the CEO and CFO positions. The Compensation Committee may form and delegate any of its authority to one or more subcommittees as it deems appropriate. For a discussion of the role of the Executive Chairman and the CEO in determining or recommending the amount or form of executive compensation, see “Compensation Discussion and Analysis” above. The Compensation Committee met twice during 2017.

The Compensation Committee has adopted a written charter, which was last amended on February 2, 2016, and restated on February 13, 2018, and a copy of which the Company will provide to any person without charge, upon request. Persons wishing to make such a request should contact Daniel W. Jackson, Executive Vice President and Chief Financial Officer, 2303 Dulles Station Blvd., Herndon, VA 20171, (703) 561-1600. In addition, the Compensation Committee charter is available on the Company’s website, www.strayereducation.com.

The Board has determined that all of the members of the Compensation Committee are independent, as independence is defined under the NASDAQ Listing Standards. The Board also has determined that all of the members of the Compensation Committee qualify as “non-employee directors” as defined by SEC rules and “outside directors” as defined by the Internal Revenue Code of 1986.

Nominating Committee

For the year ended December 31, 2017, the Nominating Committee was composed of Dr. Casteen (Chair), Dr. Beason, and Mr. Grusky. The Nominating Committee is responsible for establishing qualifications for potential directors, considering and recommending prospective candidates for Board membership, recommending the Board committee structure, making recommendations as to director independence, developing and monitoring the Company’s corporate governance principles, and recommending director compensation.

The Board has determined that all of the members of the Nominating Committee are independent, as independence is defined under the NASDAQ Listing Standards.

Item 14.     Principal Accounting Fees and Services

Set forth below are the services rendered and related fees billed by PricewaterhouseCoopers LLP for 2016 and 2017:

	2016	2017
Audit Fees (1)	$979,500	$1,147,000
Audit-related fees (2)	—	163,695
Tax Fees (3)	106,668	134,498
All other fees (4)	1,800	1,800
Total fees	$1,087,968	$1,446,993

(1)

Audit fees include fees for the annual audit of the consolidated financial statements, quarterly reviews of our interim financial statements, SEC registration statements, and other filings. The increase in 2017 is due to fees incurred in connection with the filing of a registration statement on Form S-4 related to the merger with Capella Education Company.

(2)	Audit-related fees consisted of due diligence services related to the merger with Capella Education Company.
(3)	Tax fees relate to professional services for tax compliance, advice, and planning services.
(4)	All other fees consisted of non-audit and accounting research services.

It is the Audit Committee’s policy to pre-approve all audit and non-audit related services provided by the Company’s independent registered public accounting firm. All of the services described above were pre-approved by the Company’s Audit Committee.

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Executive Chairman of the Board	March 1, 2018
Robert S. Silberman

/s/ Karl McDonnell	Chief Executive Officer and Director	March 1, 2018
Karl McDonnell	(Principal Executive Officer)

/s/ Daniel W. Jackson	Chief Financial Officer	March 1, 2018
Daniel W. Jackson	(Principal Financial Officer)

/s/ Thomas J. Aprahamian	Controller and Chief Accounting Officer	March 1, 2018
Thomas J. Aprahamian	(Principal Accounting Officer)

/s/ Charlotte F. Beason	Director	March 1, 2018
Charlotte F. Beason

/s/ William E. Brock	Director	March 1, 2018
William E. Brock

/s/ John T. Casteen, III	Director	March 1, 2018
John T. Casteen, III

/s/ Nathaniel C. Fick	Director	March 1, 2018
Nathaniel C. Fick

/s/ Robert R. Grusky	Director	March 1, 2018
Robert R. Grusky

/s/ Todd A. Milano	Director	March 1, 2018

Todd A. Milano

/s/ G. Thomas Waite, III	Director	March 1, 2018
G. Thomas Waite, III

/s/ J. David Wargo	Director	March 1, 2018
J. David Wargo

Exhibit Index

Exhibit Number	Description

2.1

Agreement and Plan of Merger among the Company, Capella and Sarg Sub Inc., dated as of October 29, 2017 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2017).

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

Date: March 1, 2018