Form 10-Q
period 2018-03-31
STRAYER EDUCATION INC
filed 2018-05-03
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

As of April 13, 2018, there were outstanding 11,300,671 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRAYER EDUCATION, INC.

INDEX

FORM 10-Q

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2017	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$155,933	$165,867
Tuition receivable, net	23,122	24,997
Other current assets	11,293	10,558
Total current assets	190,348	201,422
Property and equipment, net	73,763	73,686
Deferred income taxes	24,452	23,803
Goodwill	20,744	20,744
Other assets	11,971	12,155
Total assets	$321,278	$331,810

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$46,177	$45,806
Income taxes payable	1,038	2,541
Contract liabilities	21,851	23,931
Total current liabilities	69,066	72,278
Other long-term liabilities	43,015	41,240
Total liabilities	112,081	113,518
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,167,425 and 11,300,671 shares issued and outstanding at December 31, 2017 and March 31, 2018, respectively	112	113
Additional paid-in capital	47,079	49,766
Retained earnings	162,006	168,413
Total stockholders’ equity	209,197	218,292
Total liabilities and stockholders’ equity	$321,278	$331,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	March 31,
	2017	2018
Revenues	$114,912	$116,469
Costs and expenses:
Instruction and educational support	61,416	63,776
Marketing	18,718	20,124
Admissions advisory	4,716	4,676
General and administration	11,619	11,218
Merger costs	—	5,347
Total costs and expenses	96,469	105,141
Income from operations	18,443	11,328
Investment income	181	448
Interest expense	159	159
Income before income taxes	18,465	11,617
Provision for income taxes	7,887	2,150
Net income	$10,578	$9,467
Earnings per share:
Basic	$1.00	$0.88
Diluted	$0.95	$0.84
Weighted average shares outstanding:
Basic	10,630	10,745
Diluted	11,121	11,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at December 31, 2016	11,093,489	$111	$35,453	$152,810	$188,374
Restricted stock grants, net of forfeitures	66,395	1	(1)	—	—
Stock-based compensation	—	—	2,427	—	2,427
Common stock dividends	—	—	—	(2,853)	(2,853)
Net income	—	—	—	10,578	10,578
Balance at March 31, 2017	11,159,884	$112	$37,879	$160,535	$198,526

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at December 31, 2017	11,167,425	$112	$47,079	$162,006	$209,197
Impact of adoption of new accounting standard	—	—	—	(171)	(171)
Restricted stock grants, net of forfeitures	133,246	1	(1)	—	—
Stock-based compensation	—	—	2,688	—	2,688
Common stock dividends	—	—	—	(2,889)	(2,889)
Net income	—	—	—	9,467	9,467
Balance at March 31, 2018	11,300,671	$113	$49,766	$168,413	$218,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Three Months Ended
	March 31,
	2017	2018
Cash flows from operating activities:
Net income	$10,578	$9,467
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(71)	—
Amortization of deferred rent	(477)	(417)
Amortization of deferred financing costs	66	66
Depreciation and amortization	4,370	5,035
Deferred income taxes	762	(1,842)
Stock-based compensation	2,427	2,688
Changes in assets and liabilities:
Tuition receivable, net	19	(2,249)
Other current assets	616	931
Other assets	397	115
Accounts payable and accrued expenses	(2,836)	(867)
Income taxes payable and income taxes receivable	7,089	3,995
Contract liabilities	2,441	1,192
Other long-term liabilities	(846)	(1,065)
Net cash provided by operating activities	24,535	17,049

Cash flows from investing activities:
Purchases of property and equipment	(3,841)	(4,233)
Net cash used in investing activities	(3,841)	(4,233)

Cash flows from financing activities:
Common dividends paid	(2,853)	(2,889)
Net cash used in financing activities	(2,853)	(2,889)
Net increase in cash, cash equivalents, and restricted cash	17,841	9,927
Cash, cash equivalents, and restricted cash — beginning of period	129,758	156,448
Cash, cash equivalents, and restricted cash — end of period	$147,599	$166,375
Noncash transactions:
Purchases of property and equipment included in accounts payable	$571	$2,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRAYER EDUCATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Nature of Operations

Strayer Education, Inc. (the “Company”), a Maryland corporation, conducts its operations through its wholly-owned subsidiaries, Strayer University (the “University”) and New York Code and Design Academy (“NYCDA”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study online and through physical campuses, predominantly located in the eastern United States. NYCDA is a New York City-based provider of web and application software development courses. NYCDA courses are delivered primarily on-ground to students seeking to further their career in software application development. The Company has only one reportable segment.

2.    Merger with Capella Education Company

On October 29, 2017, the Company entered into a merger agreement with Capella Education Company (“Capella”). Capella provides post-secondary education and job-skills programs primarily through its subsidiary Capella University. The merger was approved by the Company’s stockholders and by Capella’s shareholders on January 19, 2018. Upon consummation of the merger, Capella will become a wholly-owned subsidiary of the Company and will continue to offer its education programs through Capella University.

Pursuant to the merger, the Company will issue 0.875 shares of the Company’s Common Stock for each issued and outstanding share of Capella Common Stock. Outstanding equity awards held by current Capella employees and certain non-employee directors of Capella will be assumed by the Company and converted into comparable Company awards at the exchange ratio. Outstanding equity awards held by Capella non-employee directors who will not serve as directors of the Company after completion of the merger and by former Capella employees will be settled upon completion of the merger in exchange for cash payments as specified in the merger agreement. Following the merger, stockholders of the Company and Capella are expected to own approximately 52% and 48%, respectively, of the outstanding combined company shares on a fully diluted basis, based on the number of shares currently expected to be outstanding immediately prior to the effective time of the merger.

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

During the three months ended March 31, 2018, the Company incurred $5.3 million of merger costs. These costs were primarily attributable to legal, accounting, and integration support services incurred by the Company in connection with the proposed merger, and are included in merger costs in the accompanying unaudited condensed consolidated statement of income for the three months ended March 31, 2018.

3.    Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

All information as of December 31, 2017 and March 31, 2017 and 2018, and for the three months ended March 31, 2017 and 2018 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. In addition, the Company had no items of other comprehensive income in the periods presented and accordingly comprehensive income is equal to net income. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,

2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

New accounting standard for revenue recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) which supersedes the prior revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. During 2016 and 2017, the FASB issued additional ASUs amending certain aspects of ASU 2014-09. On January 1, 2018, the Company adopted the new accounting standard and all the related amendments (“ASC 606”) using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be immaterial to the Company’s net income on an ongoing basis. Refer to Note 4 for further discussion.

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. The Company had approximately $15,000 and $8,000 as of December 31, 2017 and March 31, 2018, respectively, of these unpaid obligations, which are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.

As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account which is included in other assets.

The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2017 and 2018 (in thousands):

	For the three months ended
	March 31,
	2017	2018
Cash and cash equivalents	$147,099	$165,867
Restricted cash included in other current assets	—	8
Restricted cash included in other long-term assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$147,599	$166,375

Tuition Receivable and Allowance for Doubtful Accounts

The Company records tuition receivable and contract liabilities for its students upon the start of the academic term or program. Therefore, at the end of the quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and contract liabilities generally represents advance payments from students for academic services to be provided in the future. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the University’s student base. An allowance for doubtful accounts is established primarily based upon historical collection rates by age of receivable, net of estimated recoveries. These collection rates incorporate historical performance based on a student’s current enrollment status and likelihood of future enrollment. The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience.

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2017 and March 31, 2018 (in thousands):

	December 31, 2017	March 31, 2018
Tuition receivable	$35,809	$38,772
Allowance for doubtful accounts	(12,687)	(13,775)
Tuition receivable, net	$23,122	$24,997

Approximately $2.9 million and $3.3 million of tuition receivable are included in other assets as of December 31, 2017 and March 31, 2018, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2017 and 2018 (in thousands):

	For the three months ended
	March 31,
	2017	2018
Allowance for doubtful accounts, beginning of period	$10,201	$12,687
Additions charged to expense	4,382	6,391
Write-offs, net of recoveries	(3,763)	(5,303)
Allowance for doubtful accounts, end of period	$10,820	$13,775

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

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2018 to indicate an impairment to goodwill or the indefinite-lived intangible assets.

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 11,167,425 and 11,300,671 shares were issued and outstanding as of December 31, 2017 and March 31, 2018, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

In March 2018, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.25 per share of common stock. The dividend was paid on March 19, 2018.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for each of the three months ended March 31, 2017 and 2018 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest. See note 7 for additional information.

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

During the three months ended March 31, 2017 and 2018, the Company had no issued and outstanding stock options that were excluded from the calculation. Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2017 and 2018 (in thousands):

	For the three months ended
	March 31,
	2017	2018
Weighted average shares outstanding used to compute basic earnings per share	10,630	10,745
Incremental shares issuable upon the assumed exercise of stock options	35	45
Unvested restricted stock and restricted stock units	456	521
Shares used to compute diluted earnings per share	11,121	11,311

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows by providing guidance on eight specific cash flow issues. The Company adopted the standard retrospectively on January 1, 2018 with no effect on its unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230) (“ASU 2016-18”). Under ASU 2016-18, an entity should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. On January 1, 2018, the Company adopted ASU 2016-18 with no material impact on its unaudited condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill only in the event that an impairment is recognized. The amendments in this update should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019, though early adoption is permitted. The Company adopted this guidance effective as of January 1, 2018 with no material impact on its unaudited condensed consolidated financial statements.

Other ASUs issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.

4.    Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those reporting periods.

The Company recorded an adjustment to reduce opening retained earnings by $0.2 million, net of tax, due to the impact of adopting ASC 606, primarily related to the allocation of tuition revenue across various performance obligations involved in certain student contract arrangements. In accordance with ASC 606, the disclosure of the impact of adoption on the Company’s unaudited condensed consolidated income statement and balance sheet as of and for the three months ended March 31, 2018 was as follows (in thousands):

	For the Period Ended March 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues	$116,469	$116,338	$131
Instruction and educational support expense	63,776	63,584	192
Provision for income taxes	2,150	2,167	(17)
Net income	9,467	9,511	(44)

	As of March 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Tuition receivable – net	$24,997	$23,769	$1,228
Other current assets	10,558	12,084	(1,526)
Income taxes payable	2,541	2,624	(83)
Retained earnings	168,413	168,628	(215)

Revenue Recognition

The Company’s educational programs typically are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods.

Revenues are recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods and services. The Company applies the five-step revenue model under ASC 606 to determine when revenue is earned and recognized.

Arrangements with students may have multiple performance obligations. For such arrangements, the Company allocates net tuition revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers and observable market prices. The standalone selling price of material rights to receive free classes in the future is estimated based on class tuition price and likelihood of redemption based on historical student attendance and completion behavior.

During the quarter ended March 31, 2018, the Company derived approximately $112.0 million, or 96% of its revenues from tuition revenue net of discounts, grants, and scholarships, which will continue to be recognized in the quarter of instruction. The Company also recognized approximately $3.1 million of revenues from academic fees, $0.9 million for textbook-related sales, and $0.5 million from other revenue streams.

At the start of each academic term or program, a liability (contract liability) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability. Some students may be eligible for scholarship awards, the estimated value of which will be realized in the future and is deducted from revenue when earned, based on historical student attendance and completion behavior. Contract liabilities are recorded as a current or long-term liability in the unaudited condensed consolidated balance sheets based on when the benefit is expected to be realized.

Textbook-related income is recognized upon sale of the course material. Revenues also include certain academic fees recognized within the quarter of instruction, and certificate revenue and licensing revenue which are recognized as the services are provided.

Contract Liabilities – Graduation Fund

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

Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $21.3 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.

The table below presents activity in the contract liability related to the Graduation Fund for the three months ended March 31, 2017 and 2018 (in thousands):

	March 31,	March 31,
	2017	2018
Balance at beginning of period	$29,499	$37,400
Revenue deferred	5,702	5,885
Benefit redeemed	(3,563)	(4,967)
Balance at end of period	$31,638	$38,318

Unbilled receivables – Student tuition

Academic materials may be shipped to certain new undergraduate students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all the performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue is recorded. Following adoption of ASC 606 on January 1, 2018, the balance of unbilled receivables related to such materials was $1.2 million as of March 31, 2018, and is included in tuition receivable.

5.    Restructuring and Related Charges

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

The following details the changes in the Company’s restructuring liability for lease and related costs during the three months ended March  31, 2017 and 2018 (in thousands):

	2017	2018
Balance at beginning of period(1)	$11,985	$8,781
Adjustments(2)	57	41
Payments	(1,061)	(724)
Balance at end of period(1)	$10,981	$8,098

(1)

The current portion of restructuring liabilities was $3.1 million and $3.0 million as of December 31, 2017 and March  31, 2018, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

(2)	Adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements.

6.    Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March  31, 2018 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets/Liabilities	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$101	$101	$—	$—

Liabilities:
Deferred payments	$4,556	$—	$—	$4,556

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2017 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$113	$113	$—	$—

Liabilities:
Deferred payments	$4,514	$—	$—	$4,514

The Company measures the above items on a recurring basis at fair value as follows:

•

Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2017 and March  31, 2018, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•

Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011 and 2016. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using models that encompass significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, obtaining regulatory approvals for expansion into new markets, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $0.4 million as of March 31, 2018 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the three months ended March  31, 2017 or 2018.

Changes in the fair value of the Company’s Level 3 liabilities during the three months ended March  31, 2018 are as follows (in thousands):

March 31, 2018
Balance as of the beginning of period	$4,514
Amounts paid	(656)
Other adjustments to fair value	698
Balance at end of period	$4,556

7.    Stock Options, Restricted Stock and Restricted Stock Units

The Company administers the Strayer Education, Inc. 2015 Equity Compensation Plan (the “2015 Plan”), which provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers, and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the 2015 Plan is ten years. The number of shares of common stock reserved for issuance under the 2015 Plan is 500,000 authorized but unissued shares, plus the number of shares available for grant under the Company’s previously existing equity compensation plans at the time of stockholder approval of the 2015 Plan, plus the number of shares which may in the future become available under any previously existing equity compensation plan due to forfeitures of outstanding awards.

In February 2018, the Company’s Board of Directors approved grants of 144,577 shares of restricted stock to certain individuals. These shares, which vest over a four-year period, were granted pursuant to the 2015 Plan. The Company’s stock price closed at $90.99 on the date of these grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, other than as a result of the recipient’s death, disability, or certain qualifying terminations in connection with a change in control of the Company, unless waived by the Company.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the three months ended March  31, 2018:

	Number of shares or units	Weighted- average Grant price
Balance, December 31, 2017	716,128	$99.65
Grants	144,577	90.99
Vested shares	(140,852)	58.99
Forfeitures	(11,331)	57.37
Balance, March 31, 2018	708,522	$107.51

Stock Options

The table below sets forth the stock option activity and other stock option information as of and for the three months ended March  31, 2018:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic value(1)
	shares	exercise price	life (years)	(in thousands)
Balance, December 31, 2017	100,000	$51.95	3.1	$3,763
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, March 31, 2018	100,000	$51.95	2.8	$4,910
Exercisable, March 31, 2018	100,000	$51.95	2.8	$4,910

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

Valuation and Expense Information under Stock Compensation Topic ASC 718

At March  31, 2018, total stock-based compensation cost which has not yet been recognized was $24.7 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 33 months on a weighted-average basis. Awards of approximately 599,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three months ended March  31, 2017 and 2018 (in thousands):

	For the three months ended
	March 31,
	2017	2018
Instruction and educational support	$170	$620
Marketing	—	—
Admissions advisory	—	—
General and administration	2,257	2,068
Stock-based compensation expense included in operating expense	2,427	2,688
Tax benefit	958	752
Stock-based compensation expense, net of tax	$1,469	$1,936

During the three months ended March 31, 2017, the Company recognized a tax shortfall related to share-based payment arrangements of approximately $0.4 million as an adjustment to the provision for income taxes. During the three months ended March  31, 2018, the Company recognized a tax windfall related to share-based payment arrangements of approximately $1.2 million, which was recorded as an adjustment to the provision for income taxes. No stock options were exercised during the three months ended March  31, 2017 or 2018.

8.    Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31, 2017	March 31, 2018
Contract liabilities, net of current portion	$21,033	$20,315
Deferred rent and other facility costs	7,113	6,957
Deferred payments related to acquisitions	6,385	6,020
Loss on facilities not in use	5,652	5,091
Lease incentives	2,832	2,857
Other long-term liabilities	$43,015	$41,240

Contract Liabilities

As discussed in Note 4, in connection with its student tuition contracts, the Company has an obligation to provide free classes in the future should certain eligibility conditions be maintained (the Graduation Fund). In addition, the Company also has licensed certain of its non-credit bearing course content to a third party for which the Company received an upfront cash payment. Long-term contract liabilities represent the amount of revenue under these arrangements that the Company expects will be realized after one year.

Deferred Rent and Other Facility Costs and Loss on Facilities Not in Use

The Company records a liability for lease costs of campuses and non-campus facilities that are not currently in use (see Note 5). For facilities still in use, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a liability.

Deferred Payments Related to Acquisitions

In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $3.6 million and $3.2 million as of December 31, 2017 and March  31, 2018, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

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

9.    Income Taxes

The Tax Cuts and Jobs Act (the “2017 Act”) was signed into law on December 22, 2017. The 2017 Act includes a broad range of tax reform legislation affecting businesses, including lowering corporate tax rates, among other provisions. Under accounting principles generally accepted in the United States of America, changes in tax rates and tax law are accounted for in the period of enactment. The Company recognized the income tax effects of the 2017 Act in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes.

The 2017 Act reduced the federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. ASC 740 requires deferred tax assets and liabilities to be valued using enacted tax rates in effect in the year in which the differences are expected to reverse. Thus, the Company revalued its federal deferred taxes based upon the new 21% tax rate as of December 31, 2017.

The 2017 Act also allows for immediate full expensing for property placed in service after September 27, 2017 and before January 1, 2023. The Company has made the election to accelerate these deductions for the year ended December 31, 2017 tax returns. At this time, it is uncertain which states will follow federal rules regarding accelerated depreciation and, as such, the Company has not been able to make a reasonable estimate on the impact of deferred taxes related to state depreciation and continues to account for this based on the provisions of the tax laws that were in effect prior to enactment. In addition, the 2017 Act places limitations on the deductibility of certain executive compensation awards in the future, although the Company’s existing awards remain eligible for deductibility pursuant to the 2017 Act. The Company is still analyzing the 2017 Act and refining its calculations, which could potentially impact the measurement of the Company’s tax balances.

The Company had no unrecognized tax benefits as of March 31, 2017 or 2018. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income. The Company incurred no expense related to interest and penalties during the three months ended March 31, 2017 and 2018, respectively.

The Company paid $0.2 million and $0.1 million in income taxes during the three months ended March 31, 2017 and 2018, respectively.

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

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. On October 31, 2014, the U.S. Department of Education (the “Department”) published final regulations related to gainful employment. The regulations went into effect on July 1, 2015, with the exception of new disclosure requirements that were originally scheduled to go into effect January 1, 2017, but which have now been delayed, to some extent, until July 1, 2018. Additionally, the Department announced, on June 16, 2017, its intention to conduct negotiated rulemaking proceedings to revise the gainful employment regulations. Those proceedings began in December 2017 and concluded in March 2018. The negotiating committee did not reach a consensus, and as a result the Department may propose its own regulatory language with no obligation to use the language negotiated or agreed-upon during the committee meetings. If final regulations are published by November 1, 2018, they could become effective as early as July 1, 2019.

The current gainful employment regulations include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt in relation to earnings, and the discretionary income rate measures student debt in relation to discretionary income. A program passes if the program’s graduates:

•	have an annual income rate that does not exceed 8%; or

•	have a discretionary income rate that does not exceed 20%.

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual income rate between 8% and 12%, or a discretionary income rate between 20% and 30%, is considered to be in a warning zone. A program fails if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive award years. The regulations provide a means by which an institution may challenge the Department’s calculation of any of the debt metrics prior to loss of Title IV eligibility. On January 8, 2017, the University received its final 2015 debt-to-earnings measures and none of its programs failed the debt-to-earnings metrics. Two active programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, are “in the zone,” which means each program remains fully eligible unless (1) either program has a combination of zone and failing designations for four consecutive years, in which case it would become Title IV-ineligible in the fifth year; or (2) either program fails the metrics for two out of three consecutive years, in which case the program could become ineligible for the following award year.

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

The current regulations also require institutions annually to report student- and program-level data to the Department, and comply with additional disclosure requirements. Final regulations adopted by the Department, which generally became effective on July 1, 2011, require an institution to use a template designed by the Department to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. On January 19, 2018, the Department announced the release of the 2018 template and gave institutions until April 6, 2018 to update their disclosures for each gainful employment program. The University is in compliance with that requirement. On June 30, 2017, the Department delayed, until July 1, 2018, the requirements that an institution include the disclosure template, or a link thereto, in its gainful employment program promotional materials and directly distribute the disclosure templates to prospective students.

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

Borrower Defenses to Repayment

Pursuant to the Higher Education Act and following negotiated rulemaking, on November 1, 2016, the Department published final regulations that, inter alia, would have specified the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Direct Loan Program. Although the regulations were scheduled to become effective on July 1, 2017, on June 16, 2017, the Department delayed indefinitely the effective date of selected provisions of the regulations and announced its intention to conduct negotiated rulemaking proceedings to revise the regulations. On October 24, 2017, the Department published an interim final rule to delay until July 1, 2018 the effective date of the selected provisions. Then, on February 14, 2018, the Department published a final rule to delay until July 1, 2019 the effective date of the selected provisions. With respect to the negotiated rulemaking proceedings to revise the regulations, those proceedings began in November 2017 and concluded in February 2018. The negotiating committee did not reach a consensus, and as a result the Department may propose its own regulatory language with no obligation to use language negotiated or agreed-upon during the committee meetings. If final regulations are published by November 1, 2018, they could become effective as early as July 1, 2019.

State Education Licensure – Licensure of Online Programs

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

In April 2013, the Department of Education (the “Department”) announced that it would address state authorization of distance education through negotiated rulemaking. While four negotiated rulemaking sessions were conducted from February through May 2014, no consensus was reached.

In June 2016, despite the lack of consensus at the negotiated rulemaking sessions, but as permitted by federal law, the Department of Education issued a Notice of Proposed Rulemaking for public comment on the issue of state authorization for online programs. On December 19, 2016, the Department issued final regulations, which are scheduled to become effective on July 1, 2018. On January 30, 2017, the new Administration indicated in a notice published in the Federal Register that it intended to take action in relation to this regulation, and, in April 2018, the Department sent to the Office of Management and Budget a draft proposed rule that would delay the effective date of the regulations.

The final regulations, among other things, require an institution offering Title IV-eligible distance education or correspondence courses to be authorized by each state in which the institution enrolls students, if such authorization is required by the state. Institutions can obtain such authorization directly from the state or through a state authorization reciprocity agreement. A state authorization reciprocity agreement is defined as an agreement between two or more states that authorizes an institution located and legally authorized in a state covered by the agreement to provide post-secondary education through distance education or correspondence courses to students in other states covered by the agreement and does not prohibit a participating state from enforcing its own laws with respect to higher education. On December 2, 2016, the University became a participant in the State Authorization Reciprocity Agreement (“SARA”). As a participant in SARA, the University may offer online courses and other forms of distance education to students in any participating SARA state in which it does not have a physical location or a physical presence as defined by the state without having to seek any new state institutional approval beyond its home state (Washington, D.C.). The regulations also require institutions to document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses for each state in which such students reside.

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

If an institution does not obtain or maintain state authorization for distance education or correspondence courses in any particular state that has authorization requirements, the institution may lose its ability to award Title IV funds for students in those programs who are residing in that state.

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

NYCDA

NYCDA currently provides on-ground courses in New York, Pennsylvania, Utah, and the District of Columbia, but is not accredited, does not participate in state or federal student financial aid programs, and is not subject to the regulatory requirements applicable to accredited schools and schools that participate in financial aid programs such as those described above. Programs such as those offered by NYCDA are regulated by each individual state.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, rulemaking by the Department of Education and increased focus by the U. S. Congress on for-profit education institutions, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements.

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

In October 2017, we entered into a merger agreement with Capella Education Company (“Capella”). Capella provides post-secondary education and job-skills programs primarily through its subsidiary Capella University. Capella had approximately 37,500 students at December 31, 2017, its revenue for 2017 was $440.4 million, and its net income from continuing operations in 2017 was $23.4 million. The merger was approved by our stockholders and by Capella’s shareholders on January 19, 2018. Upon consummation of the merger, Capella will become our wholly-owned subsidiary and will continue to offer its education programs through Capella University.

Most of our revenue comes from the University, which derives approximately 96% of its revenue from tuition for educational programs, whether delivered online or delivered in person at a physical campus. The academic year of the University is divided into four quarters, each of which is within the four quarters of the calendar year. Students at the University and at NYCDA make payment arrangements for the tuition for each course at the time of enrollment. Tuition revenue is recognized ratably over the course of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts, and scholarships. The University also derives revenue from other sources such as textbook-related income which is recognized upon sale, and certificate revenue, certain academic fees, licensing revenue, and other income, which are recognized when as the services are provided.

Tuition receivable and contract liabilities for our students are recorded upon the start of the course, which for the University, is the start of the academic term. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and contract liabilities generally represent advance payments for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than one year past due is charged against the allowance. Accounts less than one year past due are reserved according to the length of time the balance has been outstanding. In establishing reserve amounts, we also consider the status of students as to whether or not they are currently enrolled for the next term, as well as the likelihood of recovering balances that have previously been written off, based on historical experience. Bad debt expense as a percentage of revenues for the three months ended March 31, 2017 and 2018 was 3.8% and 5.5%, respectively.

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

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for doubtful accounts; income tax provisions; the useful lives of property and equipment; redemption rates for scholarship programs and valuation of contract liabilities; fair value of future contractual operating lease obligations for facilities that have been closed; valuation of deferred tax assets, goodwill, contingent consideration, and intangible assets; forfeiture rates and achievability of performance targets for stock-based compensation plans; and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly reviews its estimates and judgments for reasonableness and may modify them in the future. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition — Like many traditional institutions, the University offers its educational programs on a quarter system having four academic terms, which coincide with our quarterly financial reporting periods. NYCDA’s revenues are recognized as services are provided, generally ratably over the length of a course. Beginning January 1, 2018, in accordance with our adoption of new revenue recognition standards under ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. Approximately 96% of our revenues during the three months ended March 31, 2018 consisted of tuition revenue. Tuition revenue is recognized ratably over the course of instruction as the University provides academic services in a given term, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. At the start of each academic term or program, a liability (contract liability) is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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

New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. The performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of March  31, 2018, we had deferred $38.3 million for estimated redemptions earned under the Graduation Fund, as compared to $37.4 million at December 31, 2017. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the first quarter of 2018, our bad debt expense was 5.5% of revenue, compared to 3.8% for the same period in 2017. Our bad debt has been negatively impacted by changes made by the U.S. Department of Education in the way it processes student financial aid, which increased the number of students subject to verification for loan eligibility under Title IV. This increase was not unique to Strayer, and affected many other institutions which receive funding through Title IV programs. The increased volume resulted in delays in processing financial aid for these students, largely causing the deterioration in our bad debt rate as compared to historical results.  The Department of Education announced certain corrections to its processes which are scheduled to take effect in 2018 and are expected to reduce the volume of accounts selected for verification and improve the timeliness of the reviews. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of March 31, 2018 would have changed our income from operations by approximately $0.4 million.

Goodwill and indefinite-lived intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment. In connection with the goodwill in our JWMI reporting unit and the indefinite-lived intangible asset associated with the JWMI trade name, we utilized a qualitative assessment, consistent with ASC 350, to evaluate the recoverability of the related amounts. A qualitative assessment was performed based on the excess fair value noted in prior years. The qualitative factors considered included macroeconomic conditions, industry/market factors, cost considerations, and overall financial performance, among others. Based on our qualitative assessment, we concluded that it was not more likely than not that the fair value was less than the carrying value; as such, no impairments had been incurred.

In connection with the goodwill in our NYCDA reporting unit and the indefinite-lived intangible asset associated with the NYCDA tradename, we utilized a quantitative assessment consistent with ASC 350 during the period ended December 31, 2017. The valuation of the reporting unit considered both an income approach and a market approach, whereas the tradename valuation utilized a relief from royalty method. Key assumptions utilized in the discounted cash flow and relief from royalty models include revenue growth rates ranging from 5% to 129% through 2024 and 3% thereafter, operating margins ranging from -15% to 20% during the same period, and a discount rate of 17.5%. Management determined that no impairment had been incurred. During the three months ended March 31, 2018, management performed a qualitative assessment, consistent with ASC 350, to evaluate the recoverability of the related amounts and determined that no impairment had been incurred. The NYCDA business is still in its early stages and, as such, future operating performance is uncertain. Although we remain committed to this business and are optimistic about its future prospects, the rate of growth in the business has been slower than originally anticipated. Management will continue to monitor the business and update the operating plan, as necessary. Further downward adjustments to the plan could result in impairments in future periods, which could be material.

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

The fair value of the Earnout was originally measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market. Based on its original projections, the Company expected the full amount of the Earnout would be paid and initially measured the liability at $9.0 million. Following its initial recognition, the Company reassessed and adjusted the carrying value of the Earnout to fair value with fair value reflecting revisions to the business plan, expectations relative to achieving the performance targets over the earnout period, and the impact of the discount rate. As of March 31, 2018, the Company estimates that no amounts under the Earnout will be paid and the related liability has been recorded at zero. The Company will continue to update it forecasts each period and record any fair value adjustments, as necessary.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If our estimates change or if we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. During the three months ended March  31, 2018 and 2017, we had no reduction to our liability for leases.

Other estimates — We record estimates for contingent consideration, certain of our accrued expenses, and income tax liabilities. We estimate the useful lives of our property and equipment, and periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our contingent consideration, accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.

Results of Operations

In the first quarter of 2018, we generated $116.5 million in revenue, a 1% increase compared to 2017, principally due to a 6% increase in total enrollment, partially offset by a 5% decline in revenue per student. Income from operations was $11.3 million for the first quarter of 2018 compared to $18.4 million for the first quarter of 2017. Net income in the first quarter of 2018 was $9.5 million compared to $10.6 million for the same period in 2017. Diluted earnings per share was $0.84 compared to $0.95 for the same period in 2017.

In the accompanying analysis of financial information for 2018, we use financial measures,  Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted Earnings per Share, that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude charges associated with our previously announced merger with Capella Education Company. When considered together with GAAP financial results, we believe these measures provide management and investors with an additional understanding of our business and operating results, including underlying trends. For the three months ended March 31, 2017 there were no such charges and, accordingly, non-GAAP financial measures are not presented.

Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable with other similarly titled measures of other companies. Non-GAAP financial measures may be considered in addition to, but not as a substitute for or superior to, GAAP results. A reconciliation of these measures to the most directly comparable GAAP measures is provided below.

Adjusted income from operations was $16.7 million in the first quarter of 2018 compared to $18.4 million in 2017. Adjusted net income was $13.9 million in the first quarter of 2018 compared to $10.6 million in 2017, and adjusted diluted earnings per share was $1.23 in the first quarter of 2018 compared to $0.95 in 2017. There were no differences between Net Income and Adjusted Net Income for the three months ended March 31, 2017. The table below reconciles our reported results of operations to adjusted results for the three months ended March 31, 2018.

Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2018

		Non-GAAP Adjustment
	As Reported (GAAP)	Merger Costs (1)	As Adjusted (Non-GAAP)
Income from operations	$11,328	$5,347	$16,675
Investment income	448	—	448
Interest expense	159	—	159
Income before income taxes	11,617	5,347	16,964
Provision for income taxes	2,150	914	3,064
Net income	$9,467	$4,433	$13,900
Earnings per share:
Basic	$0.88	$0.41	$1.29
Diluted	$0.84	$0.39	$1.23
Weighted average shares outstanding:
Basic	10,745	—	10,745
Diluted	11,311	—	11,311

(1)	Reflects charges associated with the Company’s previously announced merger with Capella Education Company.

Key enrollment trends by quarter for the University were as follows:

Enrollment

% Change vs Prior Year

Since 2013, we have introduced a number of initiatives in response to the variability in demand for our programs. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced Strayer University undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. We also introduced the Graduation Fund in mid-2013, whereby qualifying students can receive one free course for every three courses successfully completed. The free courses are redeemable in the student’s final academic year. In 2015, we increased our investment in resources focused on helping Fortune 1000 companies to structure customized education and training programs for their employees, often with significant discounts to our published tuition rates. In 2017, we introduced several new scholarship programs aimed at specific demographics, geographies, and student profiles. We also began testing significantly reduced tuition for select graduate degree programs. These initiatives have had a negative impact on Strayer University revenue per student, which declined 3% in 2017, and is expected to decrease in 2018 by 3% to 4%, not including any impact from our pending merger with Capella.

As a result of these and other initiatives, average total enrollment grew approximately 6% in 2017. Should the 2017 full-year enrollment growth continue in 2018, we would expect revenue for the full year 2018 to increase at the rate of enrollment growth, less the decline in revenue per student, and would expect operating expenses in 2018 to increase slightly, not including any impact from our pending merger with Capella.

Three Months Ended March 31, 2018 Compared to Three Months Ended March  31, 2017

Enrollment. Total enrollments at the University for the winter term 2018 increased to 46,184 students, from 43,387 for the winter term 2017. New student enrollments and continuing student enrollments increased by 6% each.

Revenues.  Revenues increased 1% to $116.5 million in the first quarter of 2018 from $114.9 million in the first quarter of 2017, principally due to total enrollment growth of 6%, partially offset by a decline in revenue per student of 5%. The decline in revenue per student is largely attributable to students continuing on scholarship programs offered in fall 2017 and growth in lower priced graduate degree programs. Revenues for undergraduate students increased 6% in the three months ended March 31, 2018, driven by an increase in total undergraduate enrollment of 10%, partially offset by a decline in revenue per student of 4%. We expect this decline in revenue per student to continue at the undergraduate level as we enroll more new undergraduate students. For graduate students, revenues decreased 9% in 2018, driven by a decline in total graduate enrollment of 2% and a decline in revenue per student of 7%.

Instruction and educational support expenses. Instruction and educational support expenses increased $2.4 million, or 4%, to $63.8 million in the first quarter of 2018 from $61.4 million in the first quarter of 2017,  principally due to increases in student materials costs, depreciation expense following recent infrastructure investments, and bad debt expense. Instruction and educational support expenses as a percentage of revenues increased to 54.8% in the first quarter of 2018 from 53.4% in the first quarter of 2017.

Marketing expenses. Marketing expenses increased $1.4 million, or 8%, to $20.1 million in the first quarter of 2018 from $18.7 million in the first quarter of 2017, principally due to increased investments in branding initiatives. Marketing expenses as a percentage of revenues increased to 17.3% in the first quarter of 2018 from 16.3% in the first quarter of 2017.

Admissions advisory expenses. Admissions advisory expenses remained unchanged at $4.7 million in the first quarter of 2018 and 2017. Admissions advisory expenses as a percentage of revenues decreased to 4.0% in the first quarter of 2018 from 4.1% in the first quarter of 2017.

General and administration expenses. General and administration expenses decreased $0.4 million to $11.2 million in the first quarter of 2018 from $11.6 million in the first quarter of 2017. General and administration expenses as a percentage of revenues decreased to 9.6% in the first quarter of 2018  from 10.1% in the first quarter of 2017.

Merger costs. Merger costs were $5.3 million in the first quarter of 2018 and reflect expenses for legal, accounting, and integration support services incurred by the Company in connection with the proposed merger with Capella.  Merger costs as a percentage of revenues was 4.6% in the first quarter of 2018.

Income from operations. Income from operations was  $11.3 million in the first quarter of 2018 compared to  $18.4 million in the first quarter of 2017,  primarily due to the merger costs incurred in the period.

Investment income and interest expense. Investment income increased to $0.4 million in the first quarter of 2018 compared to $0.2 million in the first quarter of 2017 as a result of higher yields and an increase in our cash balances. Interest expense was $0.2 million in the first quarter of both 2018 and 2017. We have $150.0 million available under our revolving credit facility and no borrowings outstanding as of March  31, 2018.

Provision for income taxes. Income tax expense was $2.2 million in the first quarter of 2018, compared to $7.9 million in the first quarter of 2017. Our effective tax rate for the quarter was 18.5% and was favorably impacted by the lower federal income tax rate in effect in 2018, and by tax benefits associated with the vesting of restricted stock. We expect our effective tax rate, excluding the effect of tax benefits associated with the vesting of restricted stock, the effect of certain nondeductible merger costs, and other discrete tax adjustments, to be between 27%-28% for 2018.

Net income. Net income decreased $1.1 million to $9.5 million in the first quarter of 2018 from $10.6 million in the first quarter of 2017 due to the factors discussed above.

Liquidity and Capital Resources

At March  31, 2018, we had cash and cash equivalents of $165.9 million compared to $155.9 million at December 31, 2017 and $147.1 million at March  31, 2017. At March 31, 2018, most of our cash was held in demand deposit accounts at high credit quality financial institutions.

We are party to a credit agreement which provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility during each of the three months ended March  31, 2017 and 2018.

Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. During the three months ended March  31, 2018 and 2017, we paid unused commitment fees of $0.1 million and $0.2 million, respectively. We were in compliance with all applicable covenants related to the credit agreement as of March  31, 2018.

Our net cash from operating activities for the three months ended March  31, 2018 decreased to $17.0 million, as compared to $24.5 million for the same period in 2017. The decrease in net cash from operating activities was largely due to merger costs incurred in the period.

Capital expenditures were $4.2 million for the three months ended March  31, 2018, compared to $3.8 million for the same period in 2017.

The Board of Directors declared a quarterly dividend of $0.25 per common share. During the three months ended March  31, 2018, we paid a total of $2.9 million in cash dividends on our common stock. For the three months ended March 31, 2018, we did not repurchase any shares of common stock and, at March  31, 2018, had $70 million in repurchase authorization to use through December 31, 2018.

For the first quarter of 2018, bad debt expense as a percentage of revenue was 5.5% compared to 3.8% for the first quarter of 2017.

We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly demand deposit bank accounts and money market funds, which is included in cash and cash equivalents at March  31, 2018 and 2017. During the three months ended March 31, 2018 and 2017, we earned interest income of $0.4 million and $0.2 million, respectively.

The table below sets forth our contractual commitments associated with operating leases, excluding subleases as of March  31, 2018 (in thousands):

	Payments Due By Period
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years
Operating leases	$106,854	$30,327	$46,010	$20,420	$10,097

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March  31, 2018, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On July 2, 2015, we used approximately $116 million of our existing cash and cash equivalents to prepay our term loan and terminate an interest rate swap as part of an amendment to our credit and term loan agreement. The credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility after prepayment of the term loan facility, and as of March  31, 2018. Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $1.5 million in interest expense per year assuming the entire $150 million revolving credit facility was utilized.

ITEM 4:   CONTROLS AND PROCEDURES

a)

Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of March 31, 2018, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings to which we or our property are subject.

Item 1A.   Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in our Annual Report on Form 10-K, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March  31, 2018, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million as of March  31, 2018, and is available for use through December 31, 2018.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

3.1

Amended Articles of Incorporation and Articles Supplementary of the Company (incorporated by reference to Exhibit 3.01 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 28, 2002).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2010).
3.3	First Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2017).
10.1*	Employment Agreement, dated as of February 28, 2018, between Strayer University, LLC and Brian W. Jones.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS XBRL Instance Document
101.	SCH XBRL Schema Document
101.	CAL XBRL Calculation Linkbase Document
101.	DEF XBRL Definition Linkbase Document
101.	LAB XBRL Label Linkbase Document
101.	PRE XBRL Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRAYER EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: May 3, 2018