Form 10-Q
period 2018-06-30
Strategic Education, Inc.
filed 2018-08-01
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended June  30, 2018

Commission File No. 0-21039

Strategic Education, Inc.

(Exact name of registrant as specified in this charter)

Maryland	52-1975978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2303 Dulles Station Boulevard Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)

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

As of July 13, 2018, there were outstanding 11,306,527 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.

INDEX

FORM 10-Q

STRATEGIC EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2017	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$155,933	$171,600
Tuition receivable, net	23,122	25,595
Income taxes receivable	—	5,592
Other current assets	11,293	11,385
Total current assets	190,348	214,172
Property and equipment, net	73,763	72,125
Deferred income taxes	24,452	22,851
Goodwill	20,744	17,919
Other assets	11,971	9,698
Total assets	$321,278	$336,765

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$46,177	$46,657
Income taxes payable	1,038	—
Contract liabilities	21,851	22,547
Total current liabilities	69,066	69,204
Other long-term liabilities	43,015	43,721
Total liabilities	112,081	112,925
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 20,000,000 shares authorized; 11,167,425 and 11,306,527 shares issued and outstanding at December 31, 2017 and June 30, 2018, respectively	112	113
Additional paid-in capital	47,079	53,015
Retained earnings	162,006	170,712
Total stockholders’ equity	209,197	223,840
Total liabilities and stockholders’ equity	$321,278	$336,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2018	2017	2018
Revenues	$112,720	$114,668	$227,632	$231,137
Costs and expenses:
Instruction and educational support	63,650	64,690	125,066	128,466
Marketing	19,226	21,113	37,944	41,237
Admissions advisory	4,779	4,609	9,495	9,285
General and administration	13,205	11,063	24,824	22,281
Merger costs	—	2,824	—	8,171
Fair value adjustments	(1,994)	6,185	(1,994)	6,185
Total costs and expenses	98,866	110,484	195,335	215,625
Income from operations	13,854	4,184	32,297	15,512
Investment income	253	608	434	1,056
Interest expense	160	161	319	320
Income before income taxes	13,947	4,631	32,412	16,248
Provision (benefit) for income taxes	3,645	(557)	11,532	1,593
Net income	$10,302	$5,188	$20,880	$14,655
Earnings per share:
Basic	$0.96	$0.48	$1.96	$1.36
Diluted	$0.92	$0.46	$1.87	$1.29
Weighted average shares outstanding:
Basic	10,680	10,879	10,655	10,812
Diluted	11,190	11,380	11,155	11,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at December 31, 2016	11,093,489	$111	$35,453	$152,810	$188,374
Restricted stock grants, net of forfeitures	73,936	1	(1)	—	—
Stock-based compensation	—	—	5,654	—	5,654
Common stock dividends	—	—	—	(5,707)	(5,707)
Net income	—	—	—	20,880	20,880
Balance at June 30, 2017	11,167,425	$112	$41,106	$167,983	$209,201

			Additional
	Common Stock		Paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total
Balance at December 31, 2017	11,167,425	$112	$47,079	$162,006	$209,197
Impact of adoption of new accounting standard	—	—	—	(171)	(171)
Restricted stock grants, net of forfeitures	139,102	1	(1)	—	—
Stock-based compensation	—	—	5,937	—	5,937
Common stock dividends	—	—	—	(5,778)	(5,778)
Net income	—	—	—	14,655	14,655
Balance at June 30, 2018	11,306,527	$113	$53,015	$170,712	$223,840

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Six Months Ended
	June 30,
	2017	2018
Cash flows from operating activities:
Net income	$20,880	$14,655
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of gain on sale of assets	(133)	—
Amortization of deferred rent	(859)	(909)
Amortization of deferred financing costs	131	131
Depreciation and amortization	8,975	9,915
Deferred income taxes	(1,560)	(1,581)
Stock-based compensation	5,654	5,937
Fair value adjustments	(1,994)	6,185
Changes in assets and liabilities:
Tuition receivable, net	(137)	(2,916)
Other current assets	411	96
Other assets	829	(824)
Accounts payable and accrued expenses	559	1,363
Income taxes payable and income taxes receivable	(3,153)	(3,447)
Contract liabilities	4,356	2,768
Other long-term liabilities	(1,193)	(1,347)
Net cash provided by operating activities	32,766	30,026

Cash flows from investing activities:
Purchases of property and equipment	(8,435)	(8,596)
Net cash used in investing activities	(8,435)	(8,596)

Cash flows from financing activities:
Common dividends paid	(5,707)	(5,778)
Net cash used in financing activities	(5,707)	(5,778)
Net increase in cash, cash equivalents, and restricted cash	18,624	15,652
Cash, cash equivalents, and restricted cash — beginning of period	129,758	156,448
Cash, cash equivalents, and restricted cash — end of period	$148,382	$172,100
Noncash transactions:
Purchases of property and equipment included in accounts payable	$469	$1,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Nature of Operations

Strategic Education, Inc. (formerly known as Strayer Education, Inc., the “Company”), a Maryland corporation, conducts its operations through its wholly-owned subsidiaries, Strayer University (the “University”) and New York Code and Design Academy (“NYCDA”). The University is an accredited institution of higher education that provides undergraduate and graduate degrees in various fields of study online and through physical campuses, predominantly located in the eastern United States. NYCDA is a New York City-based provider of web and application software development courses. NYCDA courses are delivered primarily on-ground to students seeking to further their career in software application development. The Company has only one reportable segment.

2.    Merger with Capella Education Company

On October 29, 2017, the Company entered into a merger agreement with Capella Education Company (“Capella”). Capella provides post-secondary education and job-skills programs primarily through its subsidiary Capella University. The merger was approved by the Company’s stockholders and by Capella’s shareholders on January 19, 2018. Upon consummation of the merger, Capella became a wholly-owned subsidiary of the Company and will continue to offer its education programs through Capella University.

Pursuant to the merger, the Company issued 0.875 shares of the Company’s Common Stock for each issued and outstanding share of Capella Common Stock. Outstanding equity awards held by current Capella employees and certain non-employee directors of Capella were assumed by the Company and converted into comparable Company awards at the exchange ratio. Outstanding equity awards held by Capella non-employee directors who will not serve as directors of the Company after completion of the merger and by former Capella employees were settled upon completion of the merger in exchange for cash payments as specified in the merger agreement. Following the merger, stockholders of the Company and Capella own approximately 52% and 48%, respectively, of the outstanding combined company shares on a fully diluted basis, based on the number of shares outstanding immediately prior to the effective time of the merger.

Also, in connection with the completion of the merger, and as approved by the Company’s shareholders on January 19, 2018, the Company changed its name to Strategic Education, Inc. and increased the number of shares of authorized Common Stock to 32,000,000. The merger was completed on August 1, 2018.

During the three and six months ended June  30, 2018, the Company incurred $2.8 million and  $8.2 million of merger costs, respectively. These costs were primarily attributable to legal, accounting, and integration support services incurred by the Company in connection with the merger, and are included in merger costs in the accompanying unaudited condensed consolidated statement of income for the three and six months ended June  30, 2018.

3.    Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

All information as of December 31, 2017 and June 30, 2017 and 2018, and for the three and six months ended June 30, 2017 and 2018 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. In addition, the Company had no items of other comprehensive income in the periods presented and accordingly comprehensive income is equal to net income. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. The Company had approximately $15,000 as of December 31, 2017 of these unpaid obligations, which are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets. There were no amounts payable for these obligations at June 30, 2018.

As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account which is included in other assets.

The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2017 and 2018 (in thousands):

	For the six months ended
	June 30,
	2017	2018
Cash and cash equivalents	$147,867	$171,600
Restricted cash included in other current assets	15	—
Restricted cash included in other long-term assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$148,382	$172,100

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

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2017 and June 30, 2018 (in thousands):

	December 31, 2017	June 30, 2018
Tuition receivable	$35,809	$40,643
Allowance for doubtful accounts	(12,687)	(15,048)
Tuition receivable, net	$23,122	$25,595

Approximately $2.9 million and $3.4 million of tuition receivable are included in other assets as of December 31, 2017 and June 30, 2018, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2017 and 2018 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2018	2017	2018
Allowance for doubtful accounts, beginning of period	$10,820	$13,775	$10,201	$12,687
Additions charged to expense	5,090	6,596	9,472	12,987
Write-offs, net of recoveries	(4,150)	(5,323)	(7,913)	(10,626)
Allowance for doubtful accounts, end of period	$11,760	$15,048	$11,760	$15,048

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

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. In the three months ended June 30, 2018, we recorded a goodwill impairment loss of $2.8 million and an intangible asset impairment loss of $3.4 million based on an impairment analysis performed during the period. Refer to Footnote 7 – Goodwill and Intangible Assets of the Footnotes to the Unaudited Consolidated Financial Statements for further discussion of these impairment charges.

Authorized Stock

The Company has authorized 20,000,000 shares of common stock, par value $.01, of which 11,167,425 and 11,306,527 shares were issued and outstanding as of December 31, 2017 and June 30, 2018, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

In May 2018, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.25 per share of common stock. The dividend was paid on June 18, 2018.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for each of the three and six months ended June 30, 2017 and 2018 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest. See Footnote 7 for additional information.

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

During the three and six months ended June 30, 2017 and 2018, the Company had no issued and outstanding stock options that were excluded from the calculation. Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2018 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2018	2017	2018
Weighted average shares outstanding used to compute basic earnings per share	10,680	10,879	10,655	10,812
Incremental shares issuable upon the assumed exercise of stock options	41	51	38	48
Unvested restricted stock and restricted stock units	469	450	462	486
Shares used to compute diluted earnings per share	11,190	11,380	11,155	11,346

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for most leases. Under current guidance, operating leases are off-balance sheet. ASU 2016-02 also requires more extensive quantitative and qualitative disclosures about leasing arrangements. ASU 2016-02 applies to fiscal periods beginning after December 15, 2018, using the modified retrospective method, with early adoption permitted. The Company will adopt the new standard effective January 1, 2019 and is currently evaluating the provisions of the standard, including optional practical expedients, and assessing the existing lease portfolio to determine the appropriate changes to the Company’s accounting and lease systems, processes and internal controls. The Company anticipates that the impact of ASU 2016-02 on its consolidated balance sheet will be material as the Company will record significant asset and corresponding liability balances in connection with its leased properties. The Company is still assessing the expected impact on its consolidated statements of income and cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows by providing guidance on eight specific cash flow issues. The Company adopted the standard retrospectively on January 1, 2018 with no material impact on its unaudited condensed consolidated statements of cash flows.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill only in the event that an impairment is recognized. The amendments in this update should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019, though early adoption is permitted. The Company adopted this guidance effective as of January 1, 2018 and applied it in the measurement of goodwill in the three months ended June 30, 2018.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under

ASU 2018-07, most of the current guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees, including determination of measurement date and accounting for performance conditions and for share-based payments after vesting. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

The Company recorded an adjustment to reduce opening retained earnings by $0.2 million, net of tax, due to the impact of adopting ASC 606, primarily related to the allocation of tuition revenue across various performance obligations involved in certain student contract arrangements. In accordance with ASC 606, the disclosure of the impact of adoption on the Company’s unaudited condensed consolidated income statement and balance sheet as of and for the three and six months ended June  30, 2018 was as follows (in thousands):

	For the Three Months Ended June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues	$114,668	$114,549	$119
Instruction and educational support expense	64,690	64,535	155
Provision (benefit) for income taxes	(557)	(547)	(10)
Net income	5,188	5,214	(26)

	For the Six Months Ended June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues	$231,137	$230,887	$250
Instruction and educational support expense	128,466	128,119	347
Provision for income taxes	1,593	1,620	(27)
Net income	14,655	14,725	(70)

	As of June 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Tuition receivable – net	$25,595	$24,248	$1,347
Other current assets	11,385	13,067	(1,682)
Income taxes payable	—	93	(93)
Retained earnings	170,712	170,954	(242)

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

During the quarter ended June  30, 2018, the Company derived approximately $110.3 million of its revenues from tuition revenue net of discounts, grants, and scholarships, which will continue to be recognized in the quarter of instruction. The Company also recognized approximately $3.0 million of revenues from academic fees, $0.8 million for textbook-related sales, and $0.6 million from other revenue streams. For the six months ended June 30, 2018, the Company derived approximately $222.3 million of its revenues from tuition revenue net of discounts, grants, and scholarships, $6.0 million of revenues from academic fees, $1.7 million for textbook-related sales, and $1.1 million from other revenue streams. For the quarter and six months ended June 30, 2018, net tuition revenue was 96% of total revenue.

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

Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates and, to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $20.0 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.

The table below presents activity in the contract liability related to the Graduation Fund for the six months ended June 30, 2017 and 2018 (in thousands):

	June 30,	June 30,
	2017	2018
Balance at beginning of period	$29,499	$37,400
Revenue deferred	11,982	12,917
Benefit redeemed	(7,719)	(10,497)
Balance at end of period	$33,762	$39,820

Unbilled receivables – Student tuition

Academic materials may be shipped to certain new undergraduate students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all the performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue is recorded. Following adoption of ASC 606 on January 1, 2018, the balance of unbilled receivables related to such materials was $1.3 million as of June  30, 2018, and is included in tuition receivable.

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

The following details the changes in the Company’s restructuring liability for lease and related costs during the six months ended June 30, 2017 and 2018 (in thousands):

	2017	2018
Balance at beginning of period(1)	$11,985	$8,781
Adjustments(2)	388	74
Payments	(2,091)	(1,401)
Balance at end of period(1)	$10,282	$7,454

(1)

The current portion of restructuring liabilities was $3.1 million and $2.7 million as of December 31, 2017 and June 30, 2018, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

(2)	Adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements.

6.    Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of June  30, 2018 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets/Liabilities	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$102	$102	$—	$—

Liabilities:
Deferred payments	$4,596	$—	$—	$4,596

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2017 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$113	$113	$—	$—

Liabilities:
Deferred payments	$4,514	$—	$—	$4,514

The Company measures the above items on a recurring basis at fair value as follows:

•

Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and that is included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2017 and June 30, 2018 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•

Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011 and 2016. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using models that encompass significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, obtaining regulatory approvals for expansion into new markets, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $0.8 million as of June 30, 2018 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2017 or 2018.

Changes in the fair value of the Company’s Level 3 liabilities during the six months ended June 30, 2018 are as follows (in thousands):

	June 30, 2017	June 30, 2018
Balance as of the beginning of period	$11,741	$4,514
Amounts paid	(511)	(656)
Other adjustments to fair value	(1,260)	738
Balance at end of period	$9,970	$4,596

7.    Goodwill and Intangible Assets

In 2016, the Company completed the acquisition of NYCDA for $13.5 million in cash, with up to an additional $11.5 million payable to the sellers as contingent consideration based on NYCDA’s future operating results. In connection with the acquisition, the Company recorded $13.9 million in goodwill, representing the excess of the purchase price over the fair value of identifiable assets acquired.

The Company regularly monitors the results of NYCDA in relation to the assumptions utilized in the impairment assessment at December 31, 2017. At June 30, 2018, the Company determined that the rate of growth reflected the actual operating results, in relation to the prior impairment assessment, represented a triggering event which warranted an interim re-assessment. Accordingly, the Company performed the quantitative goodwill impairment test using an income-based approach to determine fair value. The income approach consisted of a discounted cash flow model that included projections of future cash flows for NYCDA, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The determination of fair value consists of using unobservable inputs under the fair value measurement standards.

The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of NYCDA include, but are not limited to, the amounts and timing of expected future cash flows, the discount rate, and the terminal growth rate. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The discount rate is based on the Company's assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation, and future margin expectations. The Company also believes that these assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset. However, the valuation is significantly impacted by the revenue growth assumptions. If the reporting unit does not achieve the growth currently expected, future impairments could be required.

Based on the results of the quantitative goodwill impairment analysis performed, the Company recorded a $2.8 million goodwill impairment charge during the three months ended June 30, 2018, which is reflected within the Fair value adjustments line in the unaudited consolidated statements of income. The goodwill impairment charge represents the excess of the carrying value of the net assets of NYCDA over its estimated fair value. There was no goodwill impairment charge recorded during the period ended June 30, 2017.

The following table presents a rollforward of goodwill balances for the six months ended June 30, 2017 and 2018 (in thousands):

	For the six months ended
	June 30,
	2017	2018
Balance, beginning of period	$20,744	$20,744
Impairment of goodwill	—	(2,825)
Balance, end of period	$20,744	$17,919

Intangible Assets

In connection with the purchase price allocations arising from the acquisition of NYCDA in 2016, the Company identified the trade name to be an intangible asset. The Company assigned an indefinite useful life to the trade name intangible asset, as it is believed this asset has the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of the trade name intangible.

The Company regularly monitors the results of NYCDA in relation to the assumptions utilized in the impairment assessment at December 31, 2017. At June 30, 2018, the Company determined that the rate of growth reflected the actual operating results, in relation to the prior impairment assessment, represented a triggering event which warranted an interim re-assessment. Accordingly, the Company performed a quantitative impairment assessment using the last day of the second quarter of 2018 as the assessment date.

The Company performed the quantitative indefinite-lived intangible asset impairment test using an income-based approach to determine fair value. The income approach consisted of a discounted cash flow model, using the relief from royalty method, which included a projection of future revenues for NYCDA, identifying a royalty rate, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. The determination of fair value of the NYCDA trade name primarily consists of using unobservable inputs under the fair value measurement standards.

The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of the NYCDA trade name include, but are not limited to, the amounts and timing of expected future revenues, the royalty rate, the discount rate, and the terminal growth rate. The assumptions used in determining the expected future revenues consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The royalty rate is based on the Company’s assumption of what a reasonable market participant would pay to license the NYCDA trade name, expressed as a percentage of revenues. The discount rate is based on the Company's assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable revenue growth the business could generate in a perpetual state as a function of inflationary expectations. The Company believes that the assumptions used in the indefinite-lived intangible asset impairment tests are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset. However, the valuation is significantly impacted by the revenue growth assumptions. If the reporting unit does not achieve the growth currently expected, future impairments could be required.

Based on the results of the quantitative indefinite-lived intangible asset impairment assessment performed, the Company recorded a $3.4 million impairment charge during the three months ended June 30, 2018, which is reflected within the Fair value adjustments line in the unaudited consolidated statements of income. The indefinite-lived intangible asset impairment charge represents the excess of the carrying value of the NYCDA trade name over its respective estimated fair value calculated as part of the indefinite-lived intangible asset impairment assessment. There was no impairment charge related to indefinite-lived intangible assets recorded during the period ended June 30, 2017.

The following table presents a rollforward of indefinite-lived intangible assets for the six months ended June 30, 2017 and 2018  (in thousands):

	For the six months ended
	June 30,
	2017	2018
Balance, beginning of period	$7,260	$7,260
Impairment of intangible asset	—	(3,360)
Balance, end of period	$7,260	$3,900

8.    Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31, 2017	June 30, 2018
Contract liabilities, net of current portion	$21,033	$23,275
Deferred rent and other facility costs	7,113	6,722
Deferred payments related to acquisitions	6,385	6,397
Loss on facilities not in use	5,652	4,709
Lease incentives	2,832	2,618
Other long-term liabilities	$43,015	$43,721

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

Deferred Payments Related to Acquisitions

In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $3.6 million as of December 31, 2017 and June  30, 2018. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

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

In May 2018, the Company’s Board of Directors approved grants of 5,856 shares of restricted stock. These shares, which vest annually over a three-year period, were awarded to non-employee members of the Company’s Board of Directors, as part of the Company’s annual director compensation program and the 2015 Plan. The Company’s stock price closed at $103.37 on the date of these grants.

Dividends paid on unvested restricted stock are reimbursed to the Company if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, other than as a result of the recipient’s death, disability, or certain qualifying terminations in connection with a change in control of the Company, unless waived by the Company.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the six months ended June 30, 2018:

	Number of shares or units	Weighted- average Grant price
Balance, December 31, 2017	716,128	$99.65
Grants	150,433	91.47
Vested shares	(198,104)	69.12
Forfeitures	(11,331)	57.37
Balance, June 30, 2018	657,126	$112.86

Stock Options

The table below sets forth the stock option activity and other stock option information as of and for the six months ended June 30, 2018:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic value(1)
	shares	exercise price	life (years)	(in thousands)
Balance, December 31, 2017	100,000	$51.95	3.1	$3,763
Grants	—	—
Exercises	—	—
Forfeitures/Expirations	—	—
Balance, June 30, 2018	100,000	$51.95	2.6	$6,106
Exercisable, June 30, 2018	100,000	$51.95	2.6	$6,106

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

Valuation and Expense Information under Stock Compensation Topic ASC 718

At June 30, 2018, total stock-based compensation cost which has not yet been recognized was $22.3 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 32 months on a weighted-average basis. Awards of approximately 552,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and six months ended June 30, 2017 and 2018 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2018	2017	2018
Instruction and educational support	$645	$499	$814	$1,118
Marketing	—	—	—	—
Admissions advisory	—	—	—	—
General and administration	2,583	2,751	4,840	4,819
Stock-based compensation expense included in operating expense	3,228	3,250	5,654	5,937
Tax benefit	1,275	894	2,233	1,646
Stock-based compensation expense, net of tax	$1,953	$2,356	$3,421	$4,291

During the three months ended June 30, 2017 and 2018, the Company recognized a tax windfall related to share-based payment arrangements of approximately $0.6 million and $2.0 million, respectively, which was recorded as an adjustment to the provision for income taxes. No stock options were exercised during the six months ended June 30, 2017 or 2018.

10.    Income Taxes

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

The Company had no unrecognized tax benefits as of June  30, 2018, as compared to $0.3 million of unrecognized tax benefits at June 30, 2017. Interest and penalties, including any related to uncertain tax positions, would be included in the provision for income taxes in the unaudited condensed consolidated statements of income. The Company incurred no expense related to interest and penalties during the six months ended June 30, 2017 and 2018, respectively.

The Company paid $16.2 million and $6.7 million in income taxes during the six months ended June 30, 2017 and 2018, respectively.

11.    Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

12.    Regulation

The Company, the University, and NYCDA are subject to significant state regulatory oversight, as well as federal regulatory oversight, in the case of the Company and the University.

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. On October 31, 2014, the U.S. Department of Education (the “Department”) published final regulations related to gainful employment. The regulations went into effect on July 1, 2015, with the exception of new disclosure requirements that were originally scheduled to go into effect January 1, 2017, but which have now been delayed, to some extent, until July 1, 2019. Additionally, the Department announced, on June 16, 2017, its intention to conduct negotiated rulemaking proceedings to revise the gainful employment regulations. Those proceedings began in December 2017 and concluded in March 2018. The negotiating committee did not reach a consensus, and as a result the Department may propose its own regulatory language with no obligation to use the language negotiated or agreed-upon during the committee meetings. If final regulations are published by November 1, 2018, they could become effective as early as July 1, 2019.

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

The current regulations also require institutions annually to report student- and program-level data to the Department, and comply with additional disclosure requirements. Final regulations adopted by the Department, which generally became effective on July 1, 2011, require an institution to use a template designed by the Department to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. On January 19, 2018, the Department announced the release of the 2018 template and gave institutions until April 6, 2018 to update their disclosures for each gainful employment program. The University is in compliance with that requirement. On June 18, 2018, the Department further delayed, until July 1, 2019, the requirements that an institution include the disclosure template, or a link thereto, in its gainful employment program promotional materials and directly distribute the disclosure templates to prospective students.

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

Borrower Defenses to Repayment

Pursuant to the Higher Education Act and following negotiated rulemaking, on November 1, 2016, the Department published final regulations that, inter alia, would have specified the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Direct Loan Program. Although the regulations were scheduled to become effective on July 1, 2017, on June 16, 2017, the Department delayed indefinitely the effective date of selected provisions of the regulations and announced its intention to conduct negotiated rulemaking proceedings to revise the regulations. On October 24, 2017, the Department published an interim final rule to delay until July 1, 2018 the effective date of the selected provisions. Then, on February 14, 2018, the Department published a final rule to delay until July 1, 2019 the effective date of the selected provisions. With respect to the negotiated rulemaking proceedings to revise the regulations, those proceedings began in November 2017 and concluded in February 2018. The negotiating committee did not reach a consensus, and as a result the Department was able to propose its own regulatory language with no obligation to use language negotiated or agreed-upon during the committee meetings.

On July 31, 2018, the Department published a notice of proposed rulemaking that, among other things, would establish a new federal standard for evaluating and a process for adjudicating borrower defenses to repayment of loans made under the Direct Loan Program on or after July 1, 2019. Under the proposed standard, an individual borrower could assert a defense to repayment based on the institution’s statement, act, or omission that is false, misleading, or deceptive. To be eligible for relief, the borrower would be required to demonstrate that the misrepresentation (1) was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, (2) was relied upon by the borrower in making an enrollment decision, and (3) caused the student financial harm. The Department would have discretion to determine the appropriate amount of relief. The proposed regulations would make changes to the Department’s eligibility requirements for granting loan discharges to students who had enrolled at institutions or locations that subsequently close. The proposed regulations also would require that institutions that require students to enter into pre-dispute arbitration agreements or class action waivers as a condition of enrollment disclose those requirements in an easily accessible format.

In addition, the proposed regulations would amend the Department’s financial responsibility provisions in several respects. The proposed rules would identify certain conditions or events that have or may have an adverse material effect on the institution’s financial condition, in response to which the Department would or could require that the institution submit some form of financial protection for the Department. The proposed rules would also update the Department’s composite score calculations to reflect recent changes in FASB accounting standards and provide a phase-in process to enable the Department to update its composite score regulations through additional negotiated rulemaking. The Department is accepting public comments on the notice of proposed rulemaking until August 30, 2018. If final regulations are published by November 1, 2018, they could become effective as early as July 1, 2019.

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

In April 2013, the Department announced that it would address state authorization of distance education through negotiated rulemaking. While four negotiated rulemaking sessions were conducted from February through May 2014, no consensus was reached.

In June 2016, despite the lack of consensus at the negotiated rulemaking sessions, but as permitted by federal law, the Department issued a Notice of Proposed Rulemaking for public comment on the issue of state authorization for online programs. On December 19, 2016, the Department issued final regulations, which are described below and were scheduled to become effective on July 1, 2018. On May 25, 2018, the Department issued a Notice of Proposed Rulemaking to delay until July 1, 2020 the effective date of the state authorization of distance education provisions of those final regulations based on concerns that were recently raised by regulated parties and to provide adequate time to conduct negotiated rulemaking to reconsider those provisions and, as necessary, develop revised regulations. On July 3, 2018, the Department published a final rule, which was made effective retroactively to June 29, 2018, to delay until July 1, 2020 the effective date of the state authorization of distance education provisions. Certain other portions of the 2016 final regulations, which relate to authorization of foreign locations, went into effect on July 1, 2018.

The 2016 final regulations, among other things, would require an institution offering Title IV-eligible distance education or correspondence courses to be authorized by each state in which the institution enrolls students, if such authorization is required by the state. Institutions can obtain such authorization directly from the state or through a state authorization reciprocity agreement. A state authorization reciprocity agreement is defined as an agreement between two or more states that authorizes an institution located and legally authorized in a state covered by the agreement to provide post-secondary education through distance education or correspondence courses to students in other states covered by the agreement and does not prohibit a participating state from enforcing its own laws with respect to higher education. On December 2, 2016, the University became a participant in the State Authorization Reciprocity Agreement (“SARA”). As a participant in SARA, the University may offer online courses and other forms of distance education to students in any participating SARA state in which it does not have a physical location or a physical presence as defined by the state without having to seek any new state institutional approval beyond its home state (Washington, D.C.). The 2016 final regulations also require institutions to document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses for each state in which such students reside.

In addition, the 2016 final regulations would require an institution to provide public and individualized disclosures to enrolled and prospective students regarding its programs offered solely through distance education or correspondence courses. The public disclosures would include state authorization for the program or course, the process for submitting complaints to relevant states, any adverse actions by a state or accrediting agency related to the distance education program or correspondence course within the past five years, refund policies specific to the state, and applicable licensure or certification requirements for a career that the program prepares a student to enter. An institution would be required to disclose directly to all prospective students if a distance education or correspondence course does not meet the licensure or certification requirements for a state. An institution would be required to disclose to each current and prospective student an adverse action taken against a distance education or correspondence program and any determination that a program ceases to meet licensure or certification requirements.

Under the 2016 final regulations, if an institution does not obtain or maintain state authorization for distance education or correspondence courses in any particular state that has authorization requirements, the institution would lose its ability to award Title IV funds for students in those programs who are residing in that state.

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

13.    Subsequent Events

On August 1, 2018, the Company completed the previously announced merger with Capella in accordance with the terms of the Agreement and Plan of Merger dated as of October 29, 2017, and changed its name from Strayer Education, Inc. to Strategic Education, Inc. Pursuant to the merger, Capella is a wholly-owned subsidiary of the Company.

In addition, on August 1, 2018, the Company amended its existing credit facility to extend the maturity date of the revolving credit facility from July 2, 2020 to August 1, 2023, and to increase available borrowings from $150 million to $250 million, with an option to increase the commitments under the revolving facility by an additional $150 million. Borrowings under this new amended credit facility will bear interest at LIBOR or a base rate plus a margin ranging from 1.50% to 2.00%, depending on the Company’s leverage ratio; the quarterly unused commitment fee ranges from 0.20% to 0.30% per annum depending on the Company’s leverage ratio. Other terms are substantially similar to the Company’s existing credit facility. As of August 1, 2018, there are no outstanding borrowings under the amended credit facility. These events had no impact on the unaudited condensed consolidated financial statements as of June 30, 2018.

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

Background and Overview

We are an education services holding company that owns Strayer University (the “University”) and the New York Code and Design Academy (“NYCDA”). The University is an institution of higher education which offers undergraduate and graduate degree programs at physical campuses, predominantly located in the eastern United States, and online. NYCDA provides non-degree courses in web and application software development, primarily at campuses in New York City and Philadelphia, PA.

In October 2017, we entered into a merger agreement with Capella Education Company (“Capella”). Capella provides post-secondary education and job-skills programs primarily through its subsidiary Capella University. Capella had approximately 37,500 students at December 31, 2017, its revenue for 2017 was $440.4 million, and its net income from continuing operations in 2017 was $23.4 million. The merger was approved by our stockholders and by Capella’s shareholders on January 19, 2018. The merger was completed August 1, 2018, whereby Capella became our wholly-owned subsidiary and will continue to offer its education programs through Capella University. We continue to evaluate potential acquisitions and other business initiatives.

Most of our revenue comes from the University, which derives approximately 96% of its revenue from tuition for educational programs, whether delivered online or delivered in person at a physical campus. The academic year of the University is divided into four quarters, each of which is within the four quarters of the calendar year. Students at the University and at NYCDA make payment arrangements for the tuition for each course at the time of enrollment. Tuition revenue is recognized ratably over the course of instruction. If a student withdraws from a course prior to completion, the University refunds a portion of the tuition depending on when the withdrawal occurs. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, employee tuition discounts, and scholarships. The University also derives revenue from other sources such as textbook-related income which is recognized upon sale, and certificate revenue, certain academic fees, licensing revenue, and other income, which are recognized as the services are provided.

Tuition receivable and contract liabilities for our students are recorded upon the start of the course, which for the University, is the start of the academic term. Because the University’s academic quarters coincide with the calendar quarters, at the end of the fiscal quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and contract liabilities generally represent advance payments for academic services to be provided in the future. Based upon past experience and judgment, the University establishes an allowance for doubtful accounts with respect to accounts receivable. Any uncollected account more than one year past due is charged against the allowance. Accounts less than one year past due are reserved according to the length of time the balance has been outstanding. In establishing reserve amounts, we also consider the status of students as to whether or not they are currently enrolled for the next term, as well as the likelihood of recovering balances that have previously been written off, based on historical experience. Bad debt expense as a percentage of revenues for the second quarter of 2017 and 2018 was 4.5% and 5.8%, respectively.

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

Revenue recognition — Like many traditional institutions, the University offers its educational programs on a quarter system having four academic terms, which coincide with our quarterly financial reporting periods. NYCDA’s revenues are recognized as services are provided, generally ratably over the length of a course. Beginning January 1, 2018, in accordance with our adoption of new revenue recognition standards under ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. Approximately 96% of our revenues during the six months ended June 30, 2018 consisted of tuition revenue. Tuition revenue is recognized ratably over the course of instruction as the University provides academic services in a given term, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The University also derives revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. At the start of each academic term or program, a liability (contract liability) is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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

New students registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. The performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of June 30, 2018, we had deferred $39.8 million for estimated redemptions earned under the Graduation Fund, as compared to $37.4 million at December 31, 2017. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the second quarter of 2018, our bad debt expense was 5.8% of revenue, compared to 4.5%  for the same period in 2017.  Our bad debt has been negatively impacted by the continued shift in student mix to less experienced undergraduate students, as well as by delays in the processing of Title IV financial aid. We believe the financial aid processing delays are a short-term condition that, by the end of 2018, will be resolved. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of June 30, 2018 would have changed our income from operations by approximately $0.4 million.

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

In connection with the goodwill in our NYCDA reporting unit and the indefinite-lived intangible asset associated with the NYCDA tradename, we determined the change in the rate of growth within the current operating results represented a triggering event and performed a quantitative assessment consistent with ASC 350 during the period ended June 30, 2018. The assessment considered both an income approach and a market approach, whereas the tradename valuation utilized a relief from royalty method. We updated our revenue and cash flow forecasts in the second quarter to determine fair values using the following key assumptions: revenue growth rates ranging from 5% to 51% through 2024 and 3% thereafter, operating margins ranging from      -33% to 25% during the same period, and a discount rate of 19%. As a result, during the three months ended June 30, 2018, we recorded impairment charges of $6.2 million based on the results of the goodwill and intangible asset impairment analysis. We have made investments in NYCDA since its acquisition to position it for scalable growth and, while the acquisition has had a positive impact on our revenue growth, NYCDA has not achieved the degree of revenue growth initially anticipated or met operating performance expectations. Refer to Footnote 7 - Goodwill and Intangible Assets - within the footnotes to the unaudited condensed consolidated financial statements for additional information related to the goodwill and intangible asset impairment charges recorded.

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

The fair value of the Earnout was originally measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market. Based on its original projections, the Company expected the full amount of the Earnout would be paid and initially measured the liability at its fair value of $9.0 million. Following its initial recognition, the Company reassessed and adjusted the carrying value of the Earnout to fair value with fair value reflecting revisions to the business plan, expectations relative to achieving the performance targets over the earnout period, and the impact of the discount rate. As of June 30, 2018, the Company estimates that no amounts under the Earnout will be paid and the related liability has been recorded at zero. The Company will continue to update its forecasts each period and record any fair value adjustments, as necessary.

In the three months ended June 30, 2017, we recorded a benefit of $2.3 million to reduce the value of contingent consideration payable to the sellers of NYCDA, offset by a charge of $0.3 million to increase our liability for leases on facilities no longer in use.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If our estimates change or if we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. During the six months ended June 30, 2018, we had no reduction to our liability for leases and in the six months ended June 30, 2017 we incurred $0.3 million to increase our liability for leases on facilities no longer in use.

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

Results of Operations

In the second quarter of 2018, we generated $114.7 million in revenue, a 2% increase compared to 2017, principally due to a 8% increase in total enrollment, partially offset by a 6% decline in revenue per student. Income from operations was $4.2 million for the second quarter of 2018 compared to $13.9 million for the second quarter of 2017. Net income in the second quarter of 2018 was $5.2 million compared to $10.3 million for the same period in 2017. Diluted earnings per share was $0.46 compared to $0.92 for the same period in 2017.

In the accompanying analysis of financial information for 2018, we use financial measures,  Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted Earnings per Share, that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude charges associated with our previously announced merger with Capella Education Company and fair value adjustments primarily related to our acquisition of NYCDA.  When considered together with GAAP financial results, we believe these measures provide management and investors with an additional understanding of our business and operating results, including underlying trends.

Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable with other similarly titled measures of other companies. Non-GAAP financial measures may be considered in addition to, but not as a substitute for or superior to, GAAP results. A reconciliation of these measures to the most directly comparable GAAP measures  is provided below.

Adjusted income from operations was $13.2 million in the second quarter of 2018 compared to $11.9 million in 2017. Adjusted net income was $9.9 million in the second quarter of 2018 compared to $7.2 million in 2017, and adjusted diluted earnings per share was $0.87 in the second quarter of 2018 compared to $0.65 in 2017. Adjusted income from operations was $29.9 million in the six months ended June 30, 2018 compared to $30.3 million for the same period in 2017. Adjusted net income was $22.2 million in the six months ended June 30, 2018 compared to $18.4 million for the same period in 2017, and adjusted diluted earnings per share was $1.96 in the six months ended June 30, 2018 compared to $1.65 for the same period in 2017.

The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):

Reconciliation of Reported to Adjusted Results of Operations for the three months ended June  30, 2017

		Non-GAAP Adjustment
	As Reported (GAAP)	Merger Costs (1)	Fair Value Adjustments (2)	Other Tax Adjustments (3)	As Adjusted (Non-GAAP)
Income from operations	$13,854	$—	$(1,994)	$—	$11,860
Investment income	253	—	—	—	253
Interest expense	160	—	—	—	160
Income before income taxes	13,947	—	(1,994)	—	11,953
Provision for income taxes	3,645	—	104	972	4,721
Net income	$10,302	$—	$(2,098)	$(972)	$7,232
Earnings per share:
Basic **	$0.96	$—	$(0.20)	$(0.09)	$0.68
Diluted **	$0.92	$—	$(0.19)	$(0.09)	$0.65
Weighted average shares outstanding:
Basic	10,680	—	—	—	10,680
Diluted	11,190	—	—	—	11,190

Reconciliation of Reported to Adjusted Results of Operations for the three months ended June  30, 2018

		Non-GAAP Adjustment
	As Reported (GAAP)	Merger Costs (1)	Fair Value Adjustments (2)	Other Tax Adjustments (3)	As Adjusted (Non-GAAP)
Income from operations	$4,184	$2,824	$6,185	$—	$13,193
Investment income	608	—	—	—	608
Interest expense	161	—	—	—	161
Income before income taxes	4,631	2,824	6,185	—	13,640
Provision (benefit) for income taxes	(557)	624	924	2,760	3,751
Net income	$5,188	$2,200	$5,261	$(2,760)	$9,889
Earnings per share:
Basic	$0.48	$0.20	$0.48	$(0.25)	$0.91
Diluted	$0.46	$0.19	$0.46	$(0.24)	$0.87
Weighted average shares outstanding:
Basic	10,879	—	—	—	10,879
Diluted	11,380	—	—	—	11,380

Reconciliation of Reported to Adjusted Results of Operations for the six months ended June  30, 2017

		Non-GAAP Adjustment
	As Reported (GAAP)	Merger Costs (1)	Fair Value Adjustments (2)	Other Tax Adjustments (3)	As Adjusted (Non-GAAP)
Income from operations	$32,297	$—	$(1,994)	$—	$30,303
Investment income	434	—	—	—	434
Interest expense	319	—	—	—	319
Income before income taxes	32,412	—	(1,994)	—	30,418
Provision for income taxes	11,532	—	104	379	12,015
Net income	$20,880	$—	$(2,098)	$(379)	$18,403
Earnings per share:
Basic **	$1.96	$—	$(0.20)	$(0.04)	$1.73
Diluted	$1.87	$—	$(0.19)	$(0.03)	$1.65
Weighted average shares outstanding:
Basic	10,655	—	—	—	10,655
Diluted	11,155	—	—	—	11,155

Reconciliation of Reported to Adjusted Results of Operations for the six months ended June  30, 2018

		Non-GAAP Adjustment
	As Reported (GAAP)	Merger Costs (1)	Fair Value Adjustments (2)	Other Tax Adjustments (3)	As Adjusted (Non-GAAP)
Income from operations	$15,512	$8,171	$6,185	$—	$29,868
Investment income	1,056	—	—	—	1,056
Interest expense	320	—	—	—	320
Income before income taxes	16,248	8,171	6,185	—	30,604
Provision for income taxes	1,593	1,538	924	4,361	8,416
Net income	$14,655	$6,633	$5,261	$(4,361)	$22,188
Earnings per share:
Basic **	$1.36	$0.61	$0.49	$(0.40)	$2.05
Diluted **	$1.29	$0.58	$0.46	$(0.38)	$1.96
Weighted average shares outstanding:
Basic	10,812	—	—	—	10,812
Diluted	11,346	—	—	—	11,346

** Earnings per share data may not foot due to rounding

(1)	Reflect charges associated with the Company's previously announced merger with Capella Education Company.
(2)

Reflects adjustments to the value of contingent consideration, and impairment of goodwill and intangible assets related to the Company's acquisition of the New York Code + Design Academy and the related tax effects, and adjustments to the Company's reserve for leases on facilities no longer in use.

(3)	Reflects discrete tax adjustments related to the vesting of stock awards and other adjustments, reflecting an annual effective tax rate of 27.5%.

Key enrollment trends by quarter for the University were as follows:

Enrollment

% Change vs Prior Year

20
15
10
5
0
-5
-10
13
8
8
7
6
6
8
6
0
4
6
6
6
7
4
6
7
-7
New Enrollment
Total Enrollment
Spring '16
Summer '16
Fall '16
Winter '17
Spring '17
Summer '17
Fall '17
Winter '18
Spring '18

Since 2013, we have introduced a number of initiatives in response to the variability in demand for our programs. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced Strayer University undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. We also introduced the Graduation Fund in mid-2013, whereby qualifying students can receive one free course for every three courses successfully completed. The free courses are redeemable in the student’s final academic year. In 2015, we increased our investment in resources focused on helping Fortune 1000 companies to structure customized education and training programs for their employees, often with significant discounts to our published tuition rates. In 2017, we introduced several new scholarship programs aimed at specific demographics, geographies, and student profiles. We also began testing significantly reduced tuition for select graduate degree programs. These initiatives have had a negative impact on Strayer University revenue per student, which declined 3% in 2017, and is expected to decrease in 2018 by 4% to 5%, not including any impact from our pending merger with Capella.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Enrollment. Total enrollments at the University for the spring term 2018 increased to 46,868 students, from 43,411 for the spring term 2017. New student enrollments increased by 7%, and continuing student enrollments increased by 8%.

Revenues. Revenues increased 2% to $114.7 million in the second quarter of 2018 from $112.7 million in the second quarter of 2017, principally due to total enrollment growth of 8%, partially offset by a decline in revenue per student of 6%. The decline in revenue per student is largely attributable to students continuing on scholarship programs offered in fall 2017 and growth in lower priced graduate degree programs. Revenues for undergraduate students increased 7% in the three months ended June  30, 2018, driven by an increase in total undergraduate enrollment of 11%, partially offset by a decline in revenue per student of 4%. We expect this decline in revenue per student to continue at the undergraduate level as we enroll more new undergraduate students. For graduate students, revenues decreased 11% in 2018, driven by a decline in total graduate enrollment of 1% and a decline in revenue per student of 10%.

Instruction and educational support expenses. Instruction and educational support expenses increased $1.0 million, or 2%, to $64.7 million in the second quarter of 2018 from $63.7 million in the second quarter of 2017, principally due to increases in student materials costs, depreciation expense following recent infrastructure investments, and bad debt expense. Instruction and educational support expenses as a percentage of revenues increased to 56.4% in the second quarter of 2018 from 56.5% in the second quarter of 2017.

Marketing expenses. Marketing expenses increased $1.9 million, or 10%, to $21.1 million in the second quarter of 2018 from $19.2 million in the second quarter of 2017, principally due to increased investments in branding initiatives. Marketing expenses as a percentage of revenues increased to 18.4% in the second quarter of 2018 from 17.1% in the second quarter of 2017.

Admissions advisory expenses.  Admissions advisory expenses decreased $0.2 million, or 4%, to $4.6 million in the second quarter of 2018, from $4.8 million in the second quarter of 2017. Admissions advisory expenses as a percentage of revenues decreased to 4.0% in the second quarter of 2018 from 4.2% in the second quarter of 2017.

General and administration expenses. General and administration expenses decreased $2.1 million to $11.1 million in the second quarter of 2018 from $13.2 million in the second quarter of 2017. General and administration expenses as a percentage of revenues decreased to 9.6% in the second quarter of 2018 from 11.7% in the second quarter of 2017.

Merger costs. Merger costs were $2.8 million in the second quarter of 2018 and reflect expenses for legal, accounting, and integration support services incurred by the Company in connection with its merger with Capella.

Fair value adjustments. In the three months ended June 30, 2018, we recorded a goodwill impairment loss of $2.8 million and an intangible asset impairment loss of $3.4 million based on an analysis performed during the period. Refer to Footnote 7 – Goodwill and Intangible Assets of the footnotes to the unaudited consolidated financial statements for further discussion of these impairment charges. In the three months ended June 30, 2017, we recorded a benefit of $2.3 million to reduce the value of contingent consideration payable to the sellers of NYCDA, offset by a charge of $0.3 million to increase our liability for leases on facilities no longer in use.

Income from operations. Income from operations was $4.2 million in the second quarter of 2018 compared to $13.9 million in the second quarter of 2017. The decline was primarily due to the merger costs and fair value adjustments to the NYCDA trade name and goodwill incurred in the period.

Investment income and interest expense. Investment income increased to $0.6 million in the second quarter of 2018 compared to $0.3 million in the second quarter of 2017 as a result of higher yields and an increase in our cash balances. Interest expense was $0.2 million in the second quarter of both 2018 and 2017. We had $150.0 million available under our revolving credit facility and no borrowings outstanding as of June 30, 2018.

(Benefit) provision for income taxes. We recorded a benefit for income taxes of $0.6 million in the second quarter of 2018, compared to a provision for income taxes of $3.6 million in the second quarter of 2017. The benefit for income taxes in 2018 reflects the lower federal income tax rate in effect in 2018, accelerated deductions enabled by the 2017 tax law, and the tax benefits associated with the vesting of restricted stock. We expect our effective tax rate, excluding the effect of tax benefits associated with the vesting of restricted stock, the effect of certain nondeductible merger costs, and other discrete tax adjustments, to be between 27%-28% for 2018.

Net income. Net income decreased to $5.2 million in the second quarter of 2018 from $10.3 million in the second quarter of 2017 due to the factors discussed above.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Enrollment. Average enrollments at the University increased 7% to 46,526 students for the six months ended June 30, 2018 compared to 43,399 students for the same period in 2017.

Revenues. Revenues increased 2% to $231.1 million in the six months ended June 30, 2018 from $227.6 million in the six months ended June 30, 2017, principally due to total enrollment growth of 7%, partially offset by a decline in revenue per student of 5%. The decline in revenue per student is largely attributable to students continuing on scholarship programs offered in fall 2017 and growth in lower priced graduate degree programs. Revenues for undergraduate students increased 6% in the six months ended June  30, 2018, driven by an increase in total undergraduate enrollment of 10%, partially offset by a decline in revenue per student of 4%. We expect this decline in revenue per student to continue at the undergraduate level as we enroll more new undergraduate students. For graduate students, revenues decreased 10% in 2018, driven by a decline in total graduate enrollment of 1% and a decline in revenue per student of 8%.

Instruction and educational support expenses. Instruction and educational support expenses increased $3.4 million, or 3%, to $128.5 million in the six months ended June 30, 2018 from $125.1 million in the six months ended June 30, 2017, principally due to increases in student materials costs, depreciation expense following recent infrastructure investments, and bad debt expense. Instruction and educational support expenses as a percentage of revenues increased to 55.6% in the six months ended June 30, 2018 from 54.9% in the six months ended June 30, 2017.

Marketing expenses. Marketing expenses increased $3.3 million, or 9%, to $41.2 million in the six months ended June 30, 2018 from $37.9 million in the six months ended June 30 2017, principally due to increased investments in branding initiatives. Marketing expenses as a percentage of revenues increased to 17.8% in the six months ended June 30, 3018 from 16.7% in the six months ended June 30, 2017.

Admissions advisory expenses. Admissions advisory expenses decreased $0.2 million, or 2%, to $9.3 million in the six months ended June 30, 2018 from $9.5 million in the six months ended June 30, 2017, primarily due to decreased personnel costs. Admissions advisory expenses as a percentage of revenues decreased to 4.0% in the six months ended June 30, 2018 from 4.2% in the six months ended June 30, 2017.

General and administration expenses. General and administration expenses decreased $2.5 million, or 10%, to $22.3 million in the six months ended June 30, 2018 from $24.8 million in the six months ended June 30, 2017. General and administration expenses as a percentage of revenues decreased to 9.6% in the six months ended June 30, 2018 from 10.9% in the six months ended June 30, 2017.

Merger costs. Merger costs were $8.2 million in the six months ended June 30, 2018 and reflect expenses for legal, accounting, and integration support services incurred by the Company in connection with its merger with Capella.

Fair value adjustments. In the six months ended June 30, 2018, we recorded a goodwill impairment loss of $2.8 million and an intangible asset impairment loss of $3.4 million based on an impairment analysis performed during the period. Refer to Footnote 7 – Goodwill and Intangible Assets of the footnotes to the unaudited consolidated financial statements for further discussion of these impairment charges. In the six months ended June 30, 2017, we recorded a benefit of $2.3 million to reduce the value of contingent consideration payable to the sellers of NYCDA, offset by a charge of $0.3 million to increase our liability for leases on facilities no longer in use.

Income from operations. Income from operations was $15.5 million in the six months ended June 30, 2018 compared to $32.3 million in the six months ended June 30, 2017, primarily due to the merger costs and fair value adjustments to the NYCDA trade name and goodwill incurred in the period.

Investment income and interest expense. Investment income increased to $1.1 million in the six months ended June 30, 2018 compared to $0.4 million in the six months ended June 30, 2017 as a result of higher yields and an increase in our cash balances. Interest expense was $0.3 million in both of the six months ended June 30, 2018 and 2017. We had $150.0 million available under our revolving credit facility and no borrowings outstanding as of June 30, 2018.

Provision for income taxes. Income tax expense decreased to $1.6 million in the six months ended June 30, 2018 from $11.5 million in the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 was 9.8% and was favorably impacted by the lower federal income tax rate in effect in 2018, accelerated deductions enabled by the 2017 tax law, and by tax benefits associated with the vesting of restricted stock. Our effective tax rate excluding these adjustments and the effect of certain nondeductible merger costs and the reduction of goodwill related to NYCDA was 27.5% for the six months ended June 30, 2018, compared to 39.5% for the same period in 2017.

Net income. Net income decreased $6.2 million to $14.7 million in the six months ended June 30, 2018 from $20.9 million in the six months ended June 30, 2017 due to factors discussed above.

Liquidity and Capital Resources

At June 30, 2018, we had cash and cash equivalents of $171.6 million compared to $155.9 million at December 31, 2017 and $147.9 million at June 30, 2017. At June 30, 2018, most of our cash was held in demand deposit accounts at high credit quality financial institutions.

We are party to a credit agreement which provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility during each of the six months ended June 30, 2017 and 2018.

Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. During the three months ended June 30, 2018 and 2017, we paid unused commitment fees of $0.2 million and $0.3 million, respectively. We were in compliance with all applicable covenants related to the credit agreement as of June 30, 2018.

Our net cash from operating activities for the six months ended June 30, 2018 decreased slightly to $30.0 million, as compared to $32.8 million for the same period in 2017. The decrease in net cash from operating activities was largely due to the decline in net income in the period.

Capital expenditures were $8.6 million for the six months ended June 30, 2018, compared to $8.4 million for the same period in 2017.

The Board of Directors declared a quarterly dividend of $0.25 per common share for each of the first two quarters of 2018. During the six months ended June 30, 2018, we paid a total of $5.8 million in cash dividends on our common stock. For the six months ended June 30, 2018, we did not repurchase any shares of common stock and, at June 30, 2018, had $70 million in repurchase authorization to use through December 31, 2018.

For the second quarter of 2018, bad debt expense as a percentage of revenue was 5.8% compared to 4.5% for the second quarter of 2017.

We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly demand deposit bank accounts and money market funds, which is included in cash and cash equivalents at June 30, 2018 and 2017. During the six months ended June 30, 2018 and 2017, we earned interest income of $1.1 million and $0.4 million, respectively.

The table below sets forth our contractual commitments associated with operating leases, excluding subleases as of June 30, 2018 (in thousands):

	Payments Due By Period
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years
Operating leases	$101,291	$29,627	$44,334	$18,198	$9,132

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June  30, 2018, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

Changing interest rates could also have a negative impact on the amount of interest expense we incur. On July 2, 2015, we used approximately $116 million of our existing cash and cash equivalents to prepay our term loan and terminate an interest rate swap as part of an amendment to our credit and term loan agreement. The credit agreement provides for a $150 million revolving credit facility and an option to establish incremental term loans under certain conditions. The credit agreement has a maturity date of July 2, 2020. We had no borrowings outstanding under the revolving credit facility after prepayment of the term loan facility, and as of June 30, 2018. Borrowings under the revolving credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.75% to 2.25%, depending on our leverage ratio. An unused commitment fee ranging from 0.25% to 0.35%, depending on our leverage ratio, accrues on unused amounts under the revolving credit facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $1.5 million in interest expense per year assuming the entire $150 million revolving credit facility was utilized.

ITEM 4:   CONTROLS AND PROCEDURES

a)

Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of June 30, 2018, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million as of June 30, 2018, and is available for use through December 31, 2018.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

2.1

Agreement and Plan of Merger, dated as of October 29, 2018, by and among Capella Education, Company, Strayer Education, Inc. and Sarg Sub Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 000-21039) filed with the Commission on October 30, 2017).

3.1

Articles of Amendment and Restatement of the Company, filed with the State Department of Assessments and Taxation of the State of Maryland on July 31, 2018 and effective on August 1, 2018 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-21039) filed with the Commission on August 1, 2018).

3.2

Amended and Restated Bylaws of the Company, as effective on August 1, 2018 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K (File No. 000-21039) filed with the Commission on August 1, 2018).

10.1

Employment Agreement, dated as of February 28, 2018, between Strayer University, LLC and Brian W. Jones. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File No. 000-21039) filed with the Commission on May 3, 2018).

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

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: August 1, 2018