Form 10-Q
period 2018-09-30
Strategic Education, Inc.
filed 2018-11-08
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the

Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, there were outstanding 21,709,285 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.

INDEX

FORM 10-Q

STRATEGIC EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2017	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$155,933	$276,382
Marketable securities, current	—	38,139
Tuition receivable, net	23,122	52,527
Income taxes receivable	—	6,995
Other current assets	11,293	17,367
Total current assets	190,348	391,410
Property and equipment, net	73,763	124,613
Marketable securities, non-current	—	33,324
Deferred income tax assets	24,452	—
Intangible assets, net	7,260	342,477
Goodwill	20,744	730,729
Other assets	4,711	23,143
Total assets	$321,278	$1,645,696

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$46,177	$78,092
Income taxes payable	1,038	—
Contract liabilities	21,851	38,025
Total current liabilities	69,066	116,117
Deferred income tax liabilities	—	71,126
Other long-term liabilities	43,015	50,123
Total liabilities	112,081	237,366
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 11,167,425 and 21,707,599 shares issued and outstanding at December 31, 2017 and September 30, 2018, respectively	112	217
Additional paid-in capital	47,079	1,301,228
Accumulated other comprehensive income (loss)	—	(22)
Retained earnings	162,006	106,907
Total stockholders’ equity	209,197	1,408,330
Total liabilities and stockholders’ equity	$321,278	$1,645,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
Revenues	$108,512	$160,945	$336,144	$392,082
Costs and expenses:
Instruction and educational support	59,755	93,290	184,821	221,756
Marketing	26,756	46,165	64,700	87,402
Admissions advisory	4,828	9,789	14,323	19,074
General and administration	11,053	15,811	35,877	38,092
Amortization of intangible assets	—	10,278	—	10,278
Merger costs	3,414	29,620	3,414	37,791
Fair value adjustments and impairment of intangible assets	(5,518)	13,119	(7,512)	19,304
Total costs and expenses	100,288	218,072	295,623	433,697
Income (loss) from operations	8,224	(57,127)	40,521	(41,615)
Other income	141	1,110	256	1,846
Income (loss) before income taxes	8,365	(56,017)	40,777	(39,769)
Provision (benefit) for income taxes	2,138	(3,236)	13,670	(1,643)
Net income (loss)	$6,227	$(52,781)	$27,107	$(38,126)
Earnings (loss) per share:
Basic	$0.58	$(2.97)	$2.54	$(2.90)
Diluted	$0.56	$(2.97)	$2.43	$(2.90)
Weighted average shares outstanding:
Basic	10,701	17,799	10,671	13,141
Diluted	11,210	17,799	11,174	13,141
Cash dividend declared per share	$0.25	$0.50	$0.75	$1.00

STRATEGIC EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
Net income (loss)	$6,227	$(52,781)	$27,107	$(38,126)
Other comprehensive income (loss):
Unrealized loss on marketable securities, net of tax	—	(22)	—	(22)
Comprehensive income (loss)	$6,227	$(52,803)	$27,107	$(38,148)

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2016	11,093,489	$111	$35,453	$152,810	$—	$188,374
Restricted stock grants, net of forfeitures	73,936	1	(1)	—	—	—
Stock-based compensation	—	—	8,569	—	—	8,569
Common stock dividends	—	—	—	(8,561)	—	(8,561)
Net income	—	—	—	27,107	—	27,107
Balance at September 30, 2017	11,167,425	$112	$44,021	$171,356	$—	$215,489

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2017	11,167,425	$112	$47,079	$162,006	$—	$209,197
Impact of adoption of new accounting standard	—	—	—	(171)	—	(171)
Issuance of stock in connection with the acquisition of Capella Education Company	10,263,775	103	1,236,858	—	—	1,236,961
Filing fee related to new stock issuance	—	—	(147)	—	—	(147)
Stock-based compensation	—	—	11,035	—	—	11,035
Exercise of stock options, net	131,779	1	6,830	—	—	6,831
Restricted stock grants, net of forfeitures	121,365	1	(1)	—	—	—
Issuance of restricted stock, net	23,255	—	(426)	—	—	(426)
Common stock dividends	—	—	—	(16,802)	—	(16,802)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(22)	(22)
Net loss	—	—	—	(38,126)	—	(38,126)
Balance at September 30, 2018	21,707,599	$217	$1,301,228	$106,907	$(22)	$1,408,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Nine Months Ended
	September 30,
	2017	2018
Cash flows from operating activities:
Net income (loss)	$27,107	$(38,126)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of gain on sale of assets	(133)	—
Amortization of deferred rent	(1,351)	(1,362)
Amortization of deferred financing costs	197	209
Amortization of investment discount/premium	—	132
Depreciation and amortization	13,718	29,107
Deferred income taxes	(3,728)	(4,443)
Stock-based compensation	8,569	11,781
Fair value adjustments and impairment of intangible assets	(7,512)	19,304
Changes in assets and liabilities:
Tuition receivable, net	(454)	8,227
Other current assets	(2,155)	2,223
Other assets	1,200	(581)
Accounts payable and accrued expenses	9,711	(8,949)
Income taxes payable and income taxes receivable	(4,401)	(7,868)
Contract liabilities	5,386	(21,946)
Other long-term liabilities	(1,786)	(2,355)
Net cash provided by (used in) operating activities	44,368	(14,647)

Cash flows from investing activities:
Net cash acquired in acquisition	—	168,387
Purchases of property and equipment	(14,573)	(16,028)
Purchases of marketable securities	—	(11,346)
Maturities of marketable securities	—	5,842
Investments in partnership interests	—	(167)
Net cash (used in) provided by investing activities	(14,573)	146,688

Cash flows from financing activities:
Common dividends paid	(8,561)	(16,802)
Net proceeds from exercise of stock options	—	6,831
Taxes paid for restricted stock units	—	(459)
Payment of deferred financing costs	—	(1,162)
Net cash used in financing activities	(8,561)	(11,592)
Net increase in cash, cash equivalents, and restricted cash	21,234	120,449
Cash, cash equivalents, and restricted cash — beginning of period	129,758	156,448
Cash, cash equivalents, and restricted cash — end of period	$150,992	$276,897
Noncash transactions:
Purchases of property and equipment included in accounts payable	$749	$2,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.    Nature of Operations

Strategic Education, Inc. (“Strategic Education” or the “Company”), a Maryland corporation formerly known as Strayer Education, Inc., is a national leader in education innovation, dedicated to enabling economic mobility for working adults through education. As further discussed in Note 2 and Note 3, the Company completed its merger with Capella Education Company (“CEC”) on August 1, 2018. The accompanying condensed consolidated financial statements and footnotes include the results of the Company’s three reportable segments: Strayer, Capella and Non-Degree Programs. The Company’s reportable segments are discussed further in Note 14.

2.    Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

On August 1, 2018, the Company completed its merger with CEC, whereby the Company was deemed the acquirer in the business combination for accounting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Therefore, Strayer Education, Inc. is considered Strategic Education’s predecessor, and its historical financial statements prior to the merger date are reflected in this Quarterly Report on Form 10-Q as the historical financial statements of the Company. Accordingly, the financial results of the Company as of and for any periods ended prior to August 1, 2018 do not include the financial results of CEC and therefore are not directly comparable.

All information as of December 31, 2017 and September 30, 2017 and 2018, and for the three and nine months ended September 30, 2017 and 2018 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation. Specifically, costs incurred in connection with the Company’s merger with CEC were reclassified from general and administration expense to merger costs, and adjustments to the value of contingent consideration related to the Company’s acquisition of The New York Code and Design Academy, Inc. (“NYCDA”) were reclassified from instruction and educational support expense to fair value adjustments and impairment of intangible assets within the unaudited condensed consolidated statements of income for the three and nine month periods ended September 30, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the University during the academic term. The Company had approximately $15,000 of these unpaid obligations as of December 31, 2017 and September 30, 2018, which are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.

As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account which is included in other assets.

The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2017 and 2018 (in thousands):

	As of September 30,
	2017	2018
Cash and cash equivalents	$150,483	$276,382
Restricted cash included in other current assets	9	15
Restricted cash included in other long-term assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$150,992	$276,897

Tuition Receivable and Allowance for Doubtful Accounts

The Company records tuition receivable and contract liabilities for its students upon the start of the academic term or program. Therefore, at the end of the quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and contract liabilities generally represents advance payments from students for academic services to be provided in the future. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the student bases of Strayer University and Capella University (“the Universities”) and through the participation of the majority of the students in federally funded financial aid programs. An allowance for doubtful accounts is established primarily based upon historical collection rates by age of receivable, net of estimated recoveries. These collection rates incorporate historical performance based on a student’s current enrollment status and likelihood of future enrollment. The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience.

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2017 and September 30, 2018 (in thousands):

	December 31, 2017	September 30, 2018
Tuition receivable	$35,809	$77,922
Allowance for doubtful accounts	(12,687)	(25,395)
Tuition receivable, net	$23,122	$52,527

Approximately $2.9 million and $3.9 million of tuition receivable are included in other assets as of December 31, 2017 and September 30, 2018, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2017 and 2018 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
Allowance for doubtful accounts, beginning of period	$11,760	$15,048	$10,201	$12,687
Additions charged to expense	5,364	9,864	14,835	22,851
Additions from merger	—	6,601	—	6,601
Write-offs, net of recoveries	(4,567)	(6,118)	(12,479)	(16,744)
Allowance for doubtful accounts, end of period	$12,557	$25,395	$12,557	$25,395

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed in a business combination. Indefinite-lived intangible assets, which include trade names, are recorded at fair value on their acquisition date. An indefinite life was assigned to the trade names because they have the continued ability to generate cash flows indefinitely.

Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit or indefinite-lived intangible asset below its carrying amount. During the third quarter of 2018, we recorded a goodwill impairment loss of $11.1 million and an intangible asset impairment loss of $2.0 million based on an impairment analysis performed during the period. Refer to Note 8 – Goodwill and Intangible Assets for further discussion of these impairment charges.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships.

The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets.

Authorized Stock

The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 11,167,425 and 21,707,599 shares were issued and outstanding as of December 31, 2017 and September 30, 2018, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

In August 2018, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.50 per share of common stock. The dividend was paid on September 7, 2018.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, performance stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. Stock-based compensation expense recognized in the unaudited condensed consolidated statements of income for each of the three and nine months ended September 30, 2017 and 2018 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest. Refer to Note 11 for additional information.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock, and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, and (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company. Stock options are not included in the computation of diluted earnings (loss) per share when the stock option exercise price of an individual grant exceeds the average market price for the period.

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and 2018 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
Weighted average shares outstanding used to compute basic earnings per share	10,701	17,799	10,671	13,141
Incremental shares issuable upon the assumed exercise of stock options	38	—	38	—
Unvested restricted stock and restricted stock units	471	—	465	—
Shares used to compute diluted earnings (loss) per share	11,210	17,799	11,174	13,141

For the three and nine months ended September 30, 2018, shares issuable in connection with stock options, restricted stock and restricted stock units of 681 and 583, respectively, were excluded from the diluted loss per share calculation because the effect would have been antidilutive due to the Company’s net loss during those periods. During the three and nine months ended September 30, 2017, the Company had no issued and outstanding awards that were excluded from the calculation.

Comprehensive Income

Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax of $8.8 thousand for the three and nine months ended September 30, 2018. There were no reclassifications out of accumulated other comprehensive loss to net income for the three and nine months ended September 30, 2018.

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

Other Investments

The Company holds investments in limited partnerships which invest in innovative companies in the health care and education-related technology fields. As the limited partnerships are not traded and do not publish fair values per share, these investments are deemed to be without readily determinable fair value, and under ASU No. 2016-01, Financial Instruments – Overall Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), the Company has elected the option to record these investments at cost less impairment and recognize subsequent adjustments for any observable price changes within earnings.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for doubtful accounts, useful lives of property and equipment and intangible assets, fair value of future contractual operating lease obligations, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, fair value of contingent consideration, and the provision for income taxes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, which revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The update also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity – including investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method – and recognize the changes in fair value within net income. Entities that hold equity investments without readily determinable fair values will be able to elect to record those investments at cost less impairment with subsequent adjustments for any observable price changes recognized in earnings. The Company has provided the required disclosures related to investments in partnerships within Note 13. As these investments are not traded and the partnerships do not publish fair value per share, the investments are deemed to be without readily determinable fair values, and the Company has elected the option to record the investments at cost less impairment and recognize subsequent adjustments for any observable price changes within earnings. The Company adopted this guidance as of January 1, 2018 with no material impact on its unaudited condensed consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). Under ASU 2016-18, an entity should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. On January 1, 2018, the Company adopted ASU 2016-18 with no material impact on its unaudited condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill only in the event that an impairment is recognized. The amendments in this update should be adopted on a prospective basis for the annual or any interim goodwill impairment tests beginning after December 15, 2019, though early adoption is permitted. The Company adopted this guidance effective as of January 1, 2018 and has applied it in the measurement of goodwill since the adoption date.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months. Under current guidance, operating leases are off-balance sheet. ASU 2016-02 also requires more extensive quantitative and qualitative disclosures about leasing arrangements. During 2018, the FASB has issued additional ASUs amending certain aspects of ASU 2016-02. ASU 2016-02 applies to fiscal periods beginning after December 15, 2018, using the modified retrospective method, with early adoption permitted. An entity may choose to use either its effective date or the beginning of the earliest comparative period presented in the financial statements as its date of initial application.

The Company will adopt the new standard on January 1, 2019 and will use the effective date as the date of initial application. Accordingly, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company expects to elect the package of practical expedients permitted under ASU 2016-02, which allows the Company to not reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company anticipates that the impact of ASU 2016-02 on its consolidated balance sheet will be material as the Company will record significant asset and corresponding liability balances in connection with its leased properties. The final financial statement impacts will depend on the lease portfolio and discount rates as of the adoption date. The Company does not expect ASU 2016-02 to have a material impact to the Company’s consolidated statements of income and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments. The new guidance revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts about collectibility. Assets must be presented in the financial statements at the net amount expected to be collected. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company is evaluating the impact this standard will have on its financial condition, results of operations, and disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the current guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees, including determination of measurement date and accounting for performance conditions and for share-based payments after vesting. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Other ASUs issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.

3.    Merger with Capella Education Company

On August 1, 2018, the Company completed its merger with CEC and its wholly owned subsidiaries, pursuant to a merger agreement dated October 29, 2017. The merger is expected to enable the Company to be a national leader in education innovation that improves affordability and enhances career outcomes by offering complementary programs and sharing academic and technological best practices, through a best-in-class corporate platform supporting two independent universities.

Pursuant to the merger agreement, the Company issued 0.875 shares of the Company’s common stock for each issued and outstanding share of CEC common stock. Outstanding equity awards held by existing CEC employees and certain non-employee directors of CEC were assumed by the Company and converted into comparable Company awards at the exchange ratio. Outstanding equity awards held by CEC non-employee directors who did not serve as directors of the Company after completion of the merger were converted to Company awards and settled. Outstanding equity awards held by former CEC employees were settled upon completion of the merger in exchange for cash payments as specified in the merger agreement.

The following table summarizes the components of the aggregate consideration transferred for the acquisition of CEC (in thousands):

Fair value of Company common stock issued in exchange for CEC outstanding shares(1)	$1,209,483
Fair value of Company equity-based awards issued in exchange for CEC equity-based awards	27,478
Total fair value of consideration transferred	$1,236,961

(1)	The Company issued 10,263,775 common shares at a market price of $117.84 in exchange for each issued and outstanding share of CEC common stock.

The Company applied the acquisition method of accounting to CEC’s business, whereby the excess of the acquisition date fair value of consideration transferred over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects workforce and synergies expected from cost savings, operations, and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of the merger has been provisionally allocated to the Strayer and Capella reportable segments in the amount of $330.6 million and $393.3 million, respectively, and is not deductible for tax purposes.

The Company incurred $18.7 million of acquisition-related costs which were recognized in Merger costs in the unaudited condensed consolidated statements of income. Issuance costs of $0.1 million were recognized in additional paid-in capital in the unaudited condensed consolidated balance sheets.

The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets and liabilities, primarily intangible assets and income taxes. As the Company finalizes its assessment of the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur.

The preliminary fair value of assets acquired and liabilities assumed as well as a reconciliation to consideration transferred is presented in the table below (in thousands):

Cash and cash equivalents	$168,387
Marketable securities, current	31,419
Tuition receivable	39,141
Income tax receivable	163
Other current assets	8,496
Marketable securities, non-current	34,700
Property and equipment, net	53,182
Other assets	15,906
Intangible assets	349,800
Goodwill	723,929
Total assets acquired	1,425,123
Accounts payable and accrued expenses	(46,735)
Contract liabilities	(39,000)
Deferred income taxes	(100,190)
Other long term liabilities	(2,237)
Total liabilities assumed	(188,162)
Total consideration	$1,236,961

The table below presents a summary of intangible assets acquired (in thousands) and the weighted average useful lives of these assets:

		Weighted Average
	Fair Value	Useful Life in Years
Trade names	$183,800	Indefinite
Student relationships	166,000	3
	$349,800

The Company determined the fair value of assets acquired and liabilities assumed based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the assets and liabilities. The Company utilized the following assumptions, some of which include significant unobservable inputs which would qualify the valuations as Level 3 measurements, and valuation methodologies to determine fair value:

•

Intangible assets - To determine the fair value of the trade name, the Company used the relief from royalty approach. The excess earnings method was used to estimate the fair value of student relationships.

•

Property and equipment - Included in property and equipment is course content of $14.0 million, valued using the relief from royalty approach, and internally developed software of $5.0 million, valued using the cost approach. Each will be amortized over three years. All other property and equipment was valued at estimated cost.

•	Contract liabilities - The Company estimated the fair value of contract liabilities using the cost build-up method, which represents the cost to deliver the services plus a normal profit margin.

•

Limited partnership investments - The fair value of investments in limited partnerships was estimated based on the Company’s ownership interest in the partnership, and the estimated fair value of the partnership as a whole as of the most recent reporting period.

•	Other current and noncurrent assets and liabilities - The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.

The operations of CEC were included in the consolidated financial statements as of the acquisition date. The revenue and net loss for CEC reported within the consolidated financial statements for the three and nine months ended September 30, 2018 were $46.1 million and $43.1 million, respectively.

Pro Forma Financial information

The following unaudited pro forma information has been presented as if the CEC acquisition occurred on January 1, 2017. The information is based on the historical results of operations of the acquired business, adjusted for:

•	The allocation of purchase price and related adjustments, including the adjustments to amortization expense related to the fair value of intangible assets acquired.
•	The exclusion of acquisition-related costs incurred during the nine months ended September 30, 2017 and 2018.
•	Associated tax-related impacts of adjustments.
•	Changes to align accounting policies.

The pro forma results do not necessarily represent what would have occurred if the acquisition had actually taken place on January 1, 2017, nor do they represent the results that may occur in the future. The pro forma adjustments are based on available information and upon assumptions the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a supplemental pro forma basis (in thousands).

	Pro Forma Combined
	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2018
Revenue	$664,523	$679,309
Net Income	32,096	10,606

4.    Revenue Recognition

Impact of Adoption of ASC 606 – Revenue from Contracts with Customers

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

The Company recorded an adjustment to reduce opening retained earnings by $0.2 million, net of tax, due to the impact of adopting ASC 606, primarily related to the allocation of tuition revenue across various performance obligations involved in certain student contract arrangements. In accordance with ASC 606, the disclosure of the impact of adoption on the Company’s unaudited condensed consolidated income statement and balance sheet as of and for the three and nine months ended September 30, 2018 was as follows (in thousands):

	For the Three Months Ended September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues	$160,945	$160,294	$651
Instruction and educational support expense	93,290	92,626	664
Benefit for income taxes	(3,236)	(3,233)	(3)
Net loss	(52,781)	(52,771)	(10)

	For the Nine Months Ended September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues	$392,082	$391,181	$901
Instruction and educational support expense	221,756	220,745	1,011
Benefit for income taxes	(1,643)	(1,613)	(30)
Net loss	(38,126)	(38,046)	(80)

	As of September 30, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Tuition receivable – net	$52,527	$50,529	$1,998
Other current assets	17,367	19,713	(2,346)
Income taxes receivable	6,995	6,899	96
Retained earnings	106,907	107,159	(252)

Revenue Recognition

The Company’s revenues primarily consist of tuition revenue arising from educational services provided in the form of classroom instruction and online courses. Tuition revenue is deferred and recognized ratably over the period of instruction, which varies depending on the course format and chosen program of study. Strayer’s educational programs and Capella’s GuidedPath classes typically are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods, while Capella’s FlexPath courses are delivered over a twelve-week subscription period.

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and nine months ended September 30, 2017 and 2018 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
Strayer Segment
Tuition, net of discounts, grants and scholarships	$103,453	$107,804	$320,658	$328,613
Other[1]	3,868	6,667	11,436	15,031
Total Strayer Segment	107,321	114,471	332,094	343,644

Capella Segment
Tuition, net of discounts, grants and scholarships	—	40,749	—	40,749
Other[1]	—	3,043	—	3,043
Total Capella Segment	—	43,792	—	43,792

Non-Degree Programs Segment[2]	1,191	2,682	4,050	4,646

Consolidated revenue	$108,512	$160,945	$336,144	$392,082

(1) Other revenue is primarily comprised of academic fees, sales of textbooks, other course materials, and other revenue streams.

(2) Non-Degree Programs revenue is primarily comprised of tuition revenue and placement fee revenue.

Revenues are recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods and services. The Company applies the five-step revenue model under ASC 606 to determine when revenue is earned and recognized.

Arrangements with students may have multiple performance obligations. For such arrangements, the Company allocates net tuition revenue to each performance obligation based on its relative standalone selling price. The Company generally determines standalone selling prices based on the prices charged to customers and observable market prices. The standalone selling price of material rights to receive free classes in the future is estimated based on class tuition prices and likelihood of redemption based on historical student attendance and completion behavior.

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

Course materials available through Capella enable students to access electronically all required materials for courses in which they enroll in during the quarter. Revenue derived from course materials is recognized ratably over the duration of the course as the Company provides the student with continuous access to these materials during the term. For sales of certain other course materials, the Company is considered the agent in the transaction and as such the Company recognizes revenue net of amounts owed to the vendor at the time of sale. Revenues also include certain academic fees recognized within the quarter of instruction, and certificate revenue and licensing revenue, which are recognized as the services are provided.

Contract Liabilities – Graduation Fund

In 2013, Strayer University introduced the Graduation Fund, which allows new undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. New students registering in credit-bearing courses in any undergraduate program receive one free course for every three courses that are successfully completed. Students must meet all of the University’s admission requirements and must be enrolled in a bachelor’s degree program. The Company’s employees and their dependents are not eligible for the program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future.

Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $20.3 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.

The table below presents activity in the contract liability related to the Graduation Fund for the nine months ended September 30, 2017 and 2018 (in thousands):

	September 30,	September 30,
	2017	2018
Balance at beginning of period	$29,499	$37,400
Revenue deferred	17,494	18,791
Benefit redeemed	(12,551)	(15,792)
Balance at end of period	$34,442	$40,399

Unbilled receivables – Student tuition

Academic materials may be shipped to certain new undergraduate students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all the performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue is recorded. Following adoption of ASC 606 on January 1, 2018, the balance of unbilled receivables related to such materials was $2.0 million as of September 30, 2018, and is included in tuition receivable.

5.    Restructuring and Related Charges

During the third quarter of 2018, the Company incurred personnel related restructuring charges due to cost reduction efforts and management changes. These changes are primarily intended to integrate CEC successfully and establish an efficient ongoing cost structure for the Company.

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

The following details the changes in the Company’s restructuring liability during the nine months ended September 30, 2018 (in thousands):

	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2017(1)	$8,781	$—	$8,781
Restructuring and other charges(2)	—	13,088	13,088
Payments	(2,069)	(439)	(2,508)
Adjustments(3)	107	—	107
Balance at September 30, 2018(1)	$6,819	$12,649	$19,468

(1)

The current portion of restructuring liabilities was $3.1 million and $7.9 million as of December 31, 2017 and September 30, 2018, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

(2)

Restructuring and other charges of $3.4 million and $13.1 million for the three and nine months ended September 30, 2017 and 2018, respectively, are included in Merger costs on the unaudited condensed consolidated statements of income.

(3)	Adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements.

6. Marketable Securities

The following is a summary of available-for-sale securities as of September 30, 2018 (in thousands):

	September 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$21,366	$1	$(69)	$21,298
Corporate debt securities	41,730	7	(272)	41,465
Variable rate demand notes	8,700	-	-	8,700
Total	$71,796	$8	$(341)	$71,463

The marketable securities were acquired in the merger with CEC; the Company had no holdings of marketable securities classified as available-for-sale as of December 31, 2017. The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of September 30, 2018 were caused by changes in market values primarily due to interest rate changes. As of September 30, 2018, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $5.9 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three and nine months ended September 30, 2018.

The following table summarizes the maturities of the Company’s marketable securities as of September 30, 2018 (in thousands):

September 30, 2018
Due within one year	$38,139
Due after one year through five years	33,324
Total	$71,463

Amounts due within one year in the table above included $8.7 million of variable rate demand notes, with contractual maturities ranging from 19 years to 31 years as of September 30, 2018. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. We have classified these securities based on their effective maturity date, which ranges from one day to seven days from the balance sheet date.

The Company received $5.8 million of proceeds from the maturities of available-for-sale securities during the three and nine months ended September 30, 2018. The Company did not record any gross realized gains or gross realized losses in net income during the three and nine months ended September 30, 2018. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and nine months ended September 30, 2018.

7.    Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2018 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets/Liabilities	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,271	$3,271	$—	$—
Marketable securities:
Corporate debt securities	41,465	—	41,465	—
Tax-exempt municipal securities	21,298	—	21,298	—
Variable rate demand notes	8,700	—	8,700	—
Total assets at fair value on a recurring basis	$74,734	$3,271	$71,463	$—

Liabilities:
Deferred payments	$4,366	$—	$—	$4,366

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2017 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$113	$113	$—	$—

Liabilities:
Deferred payments	$4,514	$—	$—	$4,514

The Company measures the above items on a recurring basis at fair value as follows:

•

Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds and that is included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2017 and September 30, 2018 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•

Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.

•

Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011 and 2016. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using models that encompass significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, obtaining regulatory approvals for expansion into new markets, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.3 million as of September 30, 2018 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2017 or 2018.

Changes in the fair value of the Company’s Level 3 liabilities during the nine months ended September 30, 2017 and 2018 are as follows (in thousands):

	September 30, 2017	September 30, 2018
Balance as of the beginning of period	$11,741	$4,514
Amounts paid	(1,133)	(1,412)
Other adjustments to fair value	(6,184)	1,264
Balance at end of period	$4,424	$4,366

8.    Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill by segment as of September 30, 2018 (in thousands):

	Strayer	Capella	Non-Degree Programs	Total
Balance as of December 31, 2017	$6,800	$—	$13,944	$20,744
Additions	330,581	393,348	—	723,929
Impairments	—	—	(13,944)	(13,944)
Adjustments	—	—	—	—
Balance as of September 30, 2018	$337,381	$393,348	$—	$730,729

The additions to goodwill during the nine months ended September 30, 2018 were due to the acquisition of CEC described in Note 3.

The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

During the second quarter of 2018, the Company determined that the rate of growth reflected in NYCDA’s operating results, in relation to the prior impairment assessment, represented a triggering event which warranted an interim re-assessment. In accordance with ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), the Company elected to bypass a qualitative impairment assessment over goodwill and proceeded directly to the quantitative impairment assessment. ASU 2017-04 simplifies the quantitative goodwill impairment assessment process and permits an entity to recognize a goodwill impairment charge based on the excess of a reporting unit's carrying value over the estimated fair value of the reporting unit. Accordingly, the Company performed a quantitative impairment assessment using the last day of the second quarter of 2018 as the assessment date. Based on the results of the quantitative goodwill analysis performed on NYCDA (which, following the merger, is included in the Non-Degree Programs segment), the Company recognized a goodwill impairment charge of $2.8 million during the second quarter of 2018.

During the third quarter of 2018, the Company determined that the rate of growth reflected in the actual operating results of its NYCDA reporting unit, in relation to the prior impairment assessment, in addition to information and insights obtained through the CEC merger and changes to the overall investment strategy following the merger, represented a triggering event which warranted an interim re-assessment. Accordingly, the Company performed a quantitative goodwill impairment test as of August 1, 2018, using an income-based approach to determine fair value. The income approach consisted of a discounted cash flow model that included projections of future cash flows for NYCDA, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The determination of fair value consists of using unobservable inputs under the fair value measurement standards.

The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of the NYCDA reporting unit include, but are not limited to, the amounts and timing of expected future cash flows, the discount rate, and the terminal growth rate. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The discount rate is based on the Company's assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation, and future margin expectations. The Company also believes that these assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.

Based on the results of the quantitative goodwill impairment analysis performed, the Company recorded an $11.1 million goodwill impairment charge during the three months ended September 30, 2018, which is reflected within the Fair value adjustments and impairment of intangible assets line in the unaudited condensed consolidated statements of income. The goodwill impairment charge represents the excess of the carrying value of the net assets of the NYCDA reporting unit over its estimated fair value. There were no goodwill impairment charges recorded during the three or nine month periods ended September 30, 2017.

Intangible Assets

The following table represents the balance of the Company’s intangible assets as of September 30, 2018 (in thousands):

	September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$166,000	$(9,223)	$156,777
Not subject to amortization
Trade names	185,700	—	185,700
Total	$351,700	$(9,223)	$342,477

The Company’s finite-lived intangible assets are comprised of student relationships, which were recorded in connection with the CEC merger. The student relationships intangible asset is being amortized on a straight-line basis over a three-year useful life. The Company had no finite-lived intangible assets as of December 31, 2017.

Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $9.2 million for both the three and nine months ended September 30, 2018.

Indefinite-lived intangible assets not subject to amortization consist of trade names and represent $185.7 million and $7.3 million at September 30, 2018 and December 31, 2017, respectively. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of the trade name intangibles.

Indefinite-lived intangible assets are assessed at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. In conducting the annual impairment test for indefinite-lived intangible assets, the Company may elect to first evaluate the likelihood of impairment by considering qualitative factors relevant to the reporting unit, such as macroeconomic conditions, industry and market considerations, cost factors and financial performance relevant to the asset being tested, and any other factors that have a significant bearing on fair value, such as royalty rates.

During the second quarter of 2018, the Company determined that the rate of growth reflected in NYCDA’s operating results, in relation to the prior impairment assessment, represented a triggering event which warranted an interim re-assessment. Accordingly, the Company performed a quantitative impairment assessment as of the last day of the second quarter of 2018, using an income-based approach to determine fair value. Based on the results of the quantitative analysis performed on NYCDA (which, following the merger, is included in the Non-Degree Programs segment), the Company recognized an indefinite-lived intangible asset impairment charge of $3.4 million during the second quarter of 2018.

During the third quarter of 2018, the Company determined that the rate of growth reflected in the actual operating results of its NYCDA trade name, in relation to the prior impairment assessment, in addition to information and insights obtained through the CEC merger and changes to the overall investment strategy following the merger, represented a triggering event which warranted an interim re-assessment. Accordingly, the Company performed a quantitative impairment test as of August 1, 2018, using an income-based approach to determine fair value. The income approach consisted of a discounted cash flow model, using the relief from royalty method, which included a projection of future revenues for NYCDA, identifying a royalty rate, calculating a terminal value, and discounting such cash flows by a risk adjusted rate of return. The determination of fair value of the NYCDA trade name primarily consists of using unobservable inputs under the fair value measurement standards.

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

Based on the results of the quantitative indefinite-lived intangible asset impairment assessment performed, the Company recorded a $2.0 million impairment charge during the three months ended of September 30, 2018, which is reflected within the Fair value adjustments and impairment of intangible assets line in the unaudited condensed consolidated statements of income. The indefinite-lived intangible asset impairment charge represents the excess of the carrying value of the NYCDA trade name over its estimated fair value calculated as part of the indefinite-lived intangible asset impairment assessment. There was no impairment charge related to indefinite-lived intangible assets recorded during the three or nine month periods ended September 30, 2017.

9.    Long Term Debt

On August 1, 2018, the Company entered into an amended credit facility (the “Amended Credit Facility”), which provides for a revolving line of credit (the “Revolver”) up to $250 million and provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans in an amount up to $150 million in the aggregate in the future. The maturity date of the Amended Credit Facility is August 1, 2023. The Amended Credit Facility replaced the Company’s prior credit facility (the “Prior Credit Facility”), dated July 2, 2015, which had provided, among other things, for a $150 million senior secured revolving credit facility with an original maturity date of July 2, 2020. The Company capitalized approximately $1.2 million in debt financing costs associated with the Amended Credit Facility, and these costs are being amortized on a straight-line basis over a period of five years.

Borrowings under the Revolver will bear interest at a per annum rate equal to, at the Company’s election, LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00% depending on the Company’s leverage ratio. The Company also is subject to a quarterly unused commitment fee ranging from 0.20% to 0.30% per annum depending on the Company’s leverage ratio, times the daily unused amount under the Revolver.

The Amended Credit Facility is guaranteed by all existing material domestic subsidiaries and secured by substantially all of the assets of the Company and its subsidiaries. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

•

A leverage ratio of not greater than 2 to 1. Leverage ratio is defined as the ratio of total debt to trailing four-quarter EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation).

•	A coverage ratio of not less than 1.75 to 1. Coverage ratio is defined as the ratio of trailing four-quarter EBITDA and rent expense to trailing four-quarter interest and rent expense.

•	A U.S. Department of Education (“Department”) Financial Responsibility Composite Score of not less than 1.5.

The Company was in compliance with all the terms of the Amended Credit Facility and had no borrowings outstanding under the revolver as of September 30, 2018.

10.    Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2017 and September 30, 2018 (in thousands):

	December 31, 2017	September 30, 2018
Contract liabilities, net of current portion	$21,033	$21,975
Employee separation costs	—	7,477
Deferred rent and other facility costs	7,113	6,942
Deferred payments related to acquisitions	6,385	5,741
Loss on facilities not in use	5,652	4,121
Lease incentives	2,832	2,481
Other	—	1,386
Other long-term liabilities	$43,015	$50,123

Contract Liabilities

As discussed in Note 4, in connection with its student tuition contracts, the Company has an obligation to provide free classes in the future should certain eligibility conditions be maintained (the Graduation Fund). Long-term contract liabilities represent the amount of revenue under these arrangements that the Company expects will be realized after one year.

Employee Separation Costs

Severance and other employee separation costs to be paid after one year.

Deferred Rent and Other Facility Costs and Loss on Facilities Not in Use

The Company records a liability for lease costs of campus and non-campus facilities that are not currently in use (see Note 5). For facilities still in use, the Company records rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense is recorded as a liability.

Deferred Payments Related to Acquisitions

In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $3.6 million and $2.9 million as of December 31, 2017 and September 30, 2018. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired. During the three and nine months ended September 30, 2017, the Company adjusted the fair value of the contingent consideration related to the NYCDA acquisition by $5.5 million and $7.8 million, respectively, which is included in the Fair value adjustments and impairment of intangible assets line on the unaudited condensed consolidated statements of income.

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

Other

Other is primarily comprised of the liability for unrecognized tax benefits, deferred compensation arrangements related to CEC and dividend accruals related to unvested restricted stock units.

11.    Equity Awards

The Company administers the Strategic Education, Inc. 2015 Equity Compensation Plan, the Capella Education Company 2005 Stock Incentive Plan, and the Capella Education Company 2014 Equity Incentive Plan (collectively, the “Plans”). These plans provide for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers, and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under any plan is ten years.

Dividends paid on unvested restricted stock are reimbursed to the Company, and dividend equivalents accumulated on unvested restricted stock units are forfeited, if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, other than as a result of the recipient’s death, disability, or certain qualifying terminations in connection with a change in control of the Company, unless waived by the Company.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for the nine months ended September 30, 2018:

	Number of shares or units	Weighted- average Grant price
Balance, December 31, 2017	716,128	$99.65
Grants	154,676	92.20
Awards assumed through acquisition of CEC	136,324	118.29
Vested shares	(226,371)	75.00
Forfeitures	(34,945)	89.13
Balance, September 30, 2018	745,812	$114.38

Stock Options

The table below sets forth the stock option activity and other stock option information as of and for the nine months ended September 30, 2018:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic value(1)
	shares	exercise price	life (years)	(in thousands)
Balance, December 31, 2017	100,000	$51.95	3.1	$3,763
Grants	—	—
Awards assumed through acquisition of CEC	319,846	66.98
Exercises	(138,186)	55.32
Forfeitures/Expirations	—	—
Balance, September 30, 2018	281,660	$67.36	7.1	$19,623
Exercisable, September 30, 2018	122,133	$65.94	6.3	$8,683

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

The Company received $6.8 million of net cash proceeds related to stock options exercised during the three and nine months ended September 30, 2018. The aggregate intrinsic value of the stock options exercised during the three and nine months ended September 30, 2018 was $9.7 million. No stock options were exercised during the three and nine months ended September 30, 2017.

Valuation and Expense Information under Stock Compensation Topic ASC 718

At September 30, 2018, total stock-based compensation cost which has not yet been recognized was $21.5 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 28 months on a weighted-average basis. Awards of approximately 530,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted. Restricted stock unit awards of approximately 9,400 shares are required to be settled in cash upon vesting, and are classified as accounts payable and accrued expenses in the unaudited condensed consolidated balance sheet as of September 30, 2018. The value of these awards is marked to market each period based on the fair value of the Company's common stock at the end of the reporting period, and changes in fair value are recorded in earnings.

The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and nine months ended September 30, 2017 and 2018 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
Instruction and educational support	$548	$695	$1,363	$1,813
Marketing	—	278	—	278
Admissions advisory	—	8	—	8
General and administration	2,366	2,591	7,206	7,410
Merger costs	—	2,272	—	2,272
Stock-based compensation expense included in operating expense	2,914	5,844	8,569	11,781
Tax benefit	1,151	1,607	3,384	3,253
Stock-based compensation expense, net of tax	$1,763	$4,237	$5,185	$8,528

During the nine months ended September 30, 2017 and 2018, the Company recognized a tax windfall related to share-based payment arrangements of approximately $0.6 million and $3.5 million, respectively, which was recorded as an adjustment to the provision for income taxes.

12.    Income Taxes

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

The 2017 Act also allows for immediate full expensing for property placed in service after September 27, 2017 and before January 1, 2023. The Company has made the election to accelerate these deductions for the year ended December 31, 2017 tax returns. At this time, it is uncertain which states will follow federal rules regarding accelerated depreciation, and therefore, the Company has not been able to make a reasonable estimate on the impact of deferred taxes related to state depreciation and continues to account for accelerated depreciation based on the provisions of the tax laws that were in effect prior to enactment. In addition, the 2017 Act places limitations on the deductibility of certain executive compensation awards in the future, although the

Company’s existing awards remain eligible for deductibility pursuant to the 2017 Act. The Company is still analyzing the 2017 Act and refining its calculations, which could potentially impact the measurement of the Company’s tax balances.

The Company had $0.3 million and $0.7 million of unrecognized tax benefits as of September 30, 2017 and 2018, respectively. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income. The Company incurred no expense related to interest and penalties during the nine months ended September 30, 2017 and 2018, respectively.

The Company paid $21.8 million and $10.9 million in income taxes during the nine months ended September 30, 2017 and 2018, respectively.

13. Other Investments

At September 30, 2018, the Company held $14.3 million in investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.7 million across these partnerships through December 2027. During the three months ended September 30, 2018, the Company made investments totaling $0.2 million in the partnerships. The Company's investments comprise less than 5% of any partnership’s interest. The other investments in limited partnerships were acquired in the merger with CEC and were recorded at their estimated fair value of $14.1 million as of the acquisition date. The Company had no holdings of these other investments as of December 31, 2017.

Under ASU 2016-01, the Company has elected the option to record other investments at cost less impairment and recognize subsequent adjustments for any observable price changes within earnings. During the three months ended September 30, 2018, no events or changes in circumstances which could have a significant adverse impact on the fair value of the partnership investments were identified, and there were no observable price changes recognized in earnings with respect to these investments. Additionally, during the three months ended September 30, 2018, no impairment charges were recorded related to the partnership investments. As no impairment charges were recorded and because no observable price changes occurred during the period, the Company's other investments are reflected at cost within the other assets balance in the unaudited condensed consolidated balance sheets as of September 30, 2018. When measured on a nonrecurring basis, if changes in circumstances are identified, the Company’s partnership investments are considered to be Level 3 in the fair value hierarchy due to the use of unobservable inputs to measure fair value.

14. Segment Reporting

Strategic Education is an educational services company that provides access to high-quality education through campus-based and online post-secondary degree programs and job-ready skills offerings in high-demand markets. Strategic Education’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment.

Two of the Company’s operating segments that meet the quantitative thresholds to qualify as reportable segments are the Strayer and Capella segments. The Strayer segment includes Strayer University and the Jack Welch Management Institute; the Capella segment consists of Capella University. None of the Company’s other operating segments individually meet the quantitative thresholds to qualify as reportable segments; therefore, these other operating segments are combined and presented below as Non-Degree Programs. The Non-Degree Programs reportable segment is comprised of the DevMountain, LLC (“DevMountain”), Hackbright Academy, Inc. (“Hackbright”), NYCDA, and Sophia Learning, LLC businesses.

Revenue and operating expenses are generally directly attributable to the segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.

A summary of financial information by reportable segment (in thousands) for the three and nine months ended September 30, 2017 and 2018 is presented in the following table.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2018	2017	2018
Revenues
Strayer	$107,321	$114,471	$332,094	$343,644
Capella	—	43,792	—	43,792
Non-Degree Programs	1,191	2,682	4,050	4,646
Consolidated Revenues	$108,512	$160,945	$336,144	$392,082
Income (loss) from operations
Strayer	$8,069	$11,904	$43,072	$44,215
Capella	—	(14,326)	—	(14,326)
Non-Degree Programs	(1,949)	(1,688)	(6,649)	(4,131)
Amortization of intangible assets	—	(10,278)	—	(10,278)
Merger costs	(3,414)	(29,620)	(3,414)	(37,791)
Fair value adjustments and impairment of intangible assets	5,518	(13,119)	7,512	(19,304)
Consolidated income (loss) from operations	$8,224	$(57,127)	$40,521	$(41,615)

15.    Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings to which the Company is subject or to which the Company’s property is subject.

16.    Regulation

The Company, the Universities, Hackbright, DevMountain and NYCDA are subject to significant state regulatory oversight, as well as federal regulatory oversight, in the case of the Company and the Universities.

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. On October 31, 2014, the Department published final regulations related to gainful employment. The regulations went into effect on July 1, 2015, with the exception of new disclosure requirements that were originally scheduled to go into effect January 1, 2017, but which have now been delayed, to some extent, until July 1, 2019. Additionally, the Department announced, on June 16, 2017, its intention to conduct negotiated rulemaking proceedings to revise the gainful employment regulations. Those proceedings began in December 2017 and concluded in March 2018. The negotiating committee did not reach a consensus, and as a result the Department was able to propose its own regulatory language with no obligation to use the language negotiated or agreed-upon during the committee meetings.

On August 14, 2018, the Department released draft rules which propose to rescind the gainful employment regulations, including sanctions, appeals, and disclosure and certification requirements. The Department indicated its plans to update the College Scorecard, or similar web-based tool, to provide program-level outcomes for all higher education programs at all institutions that participate in the Title IV programs. The Department accepted public comments through September 13, 2018. The Department did not publish the final rule by November 1, 2018, the date by which the Department’s master calendar rule dictates a final regulation must be published to take effect the following July.

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

In addition, a program that does not pass either of the debt-to-earnings metrics, and that has an annual income rate between 8% and 12% or a discretionary income rate between 20% and 30%, is considered to be in a warning zone. A program fails if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years or fails to pass at least one metric for four consecutive award years. The regulations provide a means by which an institution may challenge the Department’s calculation of any of the debt metrics prior to loss of Title IV eligibility. On January 8, 2017, Strayer University and Capella University received final 2015 debt-to-earnings measures, and none of the programs at either institution failed the debt-to-earnings metrics. Two active Strayer University programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, and one active Capella University program, the Master of Science in Marriage and Family Counseling/Therapy, are “in the zone”. That term means each program remains fully eligible unless (1) either program has a combination of zone and failing designations for four consecutive years, in which case it would become Title IV-ineligible in the fifth year; or (2) either program fails the metrics for two out of three consecutive years, in which case the program could become ineligible for the following award year.

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

The current regulations also require institutions annually to report student- and program-level data to the Department and comply with additional disclosure requirements. Final regulations adopted by the Department, which generally became effective on July 1, 2011, require an institution to use a template designed by the Department to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. On January 19, 2018, the Department announced the release of the 2018 template and gave institutions until April 6, 2018 to update their disclosures for each gainful employment program. The Universities are in compliance with that requirement. On June 18, 2018, the Department further delayed, until July 1, 2019, the requirements that an institution include the disclosure template, or a link to it, in its gainful employment program promotional materials and directly distribute the disclosure templates to prospective students.

In addition, the gainful employment regulations require institutions to certify, among other things, that each eligible gainful employment program is programmatically accredited if required by a federal governmental entity or a state governmental entity of a state in which it is located or is otherwise required to obtain state approval. Institutions also must certify that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification examination that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. The Universities have timely made the required certification.

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

The requirements associated with the gainful employment regulations may substantially increase the Company’s administrative burdens and could affect the Universities’ program offerings, student enrollment, persistence, and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of the Universities’ academic programs will be affected by factors beyond management’s control, such as changes in the Universities’ graduates’ income levels, changes in student borrowing levels, increases in interest rates, changes in the percentage of former students who are current in the repayment of their student loans, and various other factors. Even if the Universities were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of one or both Universities.

Borrower Defenses to Repayment

Pursuant to the Higher Education Act and following negotiated rulemaking, on November 1, 2016, the Department published final regulations that, inter alia, would have specified the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program (the “2016 BDTR Rule”). The 2016 BDTR Rule specified the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program and the consequences of such borrower defenses for borrowers, institutions, and the Department. Under the regulation, for Direct Loans disbursed after July 1, 2017, a student borrower may assert a defense to repayment if: (1) the student borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. These defenses are asserted through claims submitted to the Department, and the Department has the authority to issue a final decision. In addition, the regulation permits the Department to grant relief to an individual or group of individuals, including individuals who have not applied to the Department seeking relief. If a defense is successfully raised, the Department has discretion to initiate action to collect from an institution the amount of losses incurred based on the borrower defense. The 2016 BDTR Rule also amends the rules concerning discharge of federal student loans when a school or campus closes and prohibits pre-dispute arbitration agreements and class action waivers for borrower defense-type claims. On January 19, 2017, the Department issued a final rule updating the hearing procedures for actions to establish liability against an institution of higher education and establishing procedures for recovery proceedings under the 2016 BDTR Rule.

Although the 2016 BDTR Rule was scheduled to become effective on July 1, 2017, on June 16, 2017, the Department under the Trump Administration delayed indefinitely the effective date of selected provisions of the 2016 BDTR Rule and announced its intention to conduct negotiated rulemaking proceedings to revise the regulations. On October 24, 2017, the Department published an interim final rule to delay until July 1, 2018 the effective date of the selected provisions. Then, on February 14, 2018, the Department published a final rule to delay until July 1, 2019 the effective date of the selected provisions.

On September 12, 2018, a federal judge ruled that the Department’s various delays of the 2016 BDTR Rule were contrary to law. On October 16, 2018, in a related case, the judge denied a request to delay implementation of portions of the 2016 BDTR Rule.  As a result, the 2016 BDTR Rule is now in effect. The Department has indicated that it will not appeal that ruling, but does still expect to issue a new rule at some point in the future.

With respect to the negotiated rulemaking proceedings to revise the regulations, those proceedings began in November 2017 and concluded in February 2018. The negotiating committee did not reach a consensus, and as a result the Department was able to propose its own regulatory language with no obligation to use language negotiated or agreed-upon during the committee meetings.

On July 31, 2018, the Department published a notice of proposed rulemaking that, among other things, would establish a new federal standard for evaluating, and a process for adjudicating, borrower defenses to repayment of loans made under the Direct Loan Program on or after July 1, 2019. Under the proposed standard, an individual borrower could assert a defense to repayment based on the institution’s statement, act, or omission that is false, misleading, or deceptive. To be eligible for relief, the borrower would be required to demonstrate that the misrepresentation (1) was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, (2) was relied upon by the borrower in making an enrollment decision, and (3) caused the student financial harm. The Department would have discretion to determine the appropriate amount of relief. The proposed regulations would make changes to the Department’s eligibility requirements for granting loan discharges to students who had enrolled at institutions or locations that subsequently close. The proposed regulations also would require that institutions that require students to enter into pre-dispute arbitration agreements or class action waivers as a condition of enrollment disclose those requirements in an easily accessible format.

In addition, the proposed regulations would amend the Department’s financial responsibility provisions in several respects. The proposed rules would identify certain conditions or events that have or may have an adverse material effect on the institution’s financial condition, in response to which the Department would or could require that the institution submit some form of financial protection for the Department. The proposed rules would also update the Department’s composite score calculations to reflect recent changes in FASB accounting standards and provide a phase-in process to enable the Department to update its composite score regulations through additional negotiated rulemaking. The Department accepted public comments on the notice of proposed rulemaking through August 30, 2018. Capella University and Strayer University provided public comments on August 30. The Department did not publish the final rule by November 1, 2018, the date by which the Department’s master calendar rule dictates a final regulation must be published to take effect the following July.

Current Negotiated Rulemaking

On July 31, 2018, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under Title IV of the Higher Education Act of 1965, as amended (“HEA”). As described in the July 31 announcement and further detailed in a subsequent announcement on October 15, the Department indicated the proposed topics for negotiation include:

•	Requirements for accrediting agencies in their oversight of member institutions and programs.
•	Criteria used by the Secretary to recognize accrediting agencies, emphasizing criteria that focus on educational quality and deemphasizing those that are anti-competitive.
•	Simplification of the Department’s recognition and review of accrediting agencies.
•	Clarification of the core oversight responsibilities amongst each entity in the regulatory triad, including accrediting agencies, States, and the Department to hold institutions accountable.
•	Clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an education program (34 CFR 668.5).
•	The roles and responsibilities of institutions and accrediting agencies in the teach-out process (34 CFR 600.32(d) and 602.24).
•	Elimination of regulations related to programs that have not been funded in many years.
•	Needed technical changes and corrections to program regulations that have been identified by the Department.
•

Regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; enable expansion of direct assessment programs, distance education, and competency-based education; and to clarify disclosure and other requirements of state authorization.

•

Protections to ensure that accreditors recognize and respect institutional mission, and evaluate an institution’s policies and educational programs based on that mission; and remove barriers to the eligibility of faith-based entities to participate in the title IV, HEA programs.

•	Teacher Education Assistance for College and Higher Education (“TEACH”) Grant requirements and ways to reduce and correct the inadvertent conversion of grants to loans.

The Department also announced that it intends to convene three subcommittees: one addressing proposed regulations related to distance learning and educational innovation, one addressing TEACH Grant conversions, and one to make recommendations to the committee regarding revisions to the regulations regarding the eligibility of faith-based entities to participate in the Title IV programs. The distance learning and educational innovation subcommittee is expected to address, among other topics, simplification of state authorization requirements, the definition of “regular and substantive interaction”, the definition of the term “credit hour”, direct assessment programs and competency-based education, and barriers to innovation in post-secondary education.

In connection with this negotiated rulemaking process, the Department convened three public hearings and accepted written comments through September 14, 2018. Strayer University and Capella University submitted written comments on September 14. The Department is accepting negotiator nominations through November 15, 2018 and has indicated that negotiations will take place January-March 2019. The Department intends to publish rules to be effective July 2020.

State Education Licensure – Licensure of Online Programs

The increasing popularity and use of the internet and other technology for the delivery of education has led, and may continue to lead, to the adoption of new laws and regulatory practices in the United States or foreign countries or to the interpretation of existing laws and regulations to apply to such services. These new laws and interpretations may relate to issues such as the requirement that online education institutions be licensed as a school in one or more jurisdictions even where they have no physical location. New laws, regulations, or interpretations related to doing business over the internet could increase the Company’s cost of doing business, affect its ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.

In April 2013, the Department announced that it would address state authorization of distance education through negotiated rulemaking. While four negotiated rulemaking sessions were conducted from February through May 2014, no consensus was reached.

In June 2016, despite the lack of consensus at the negotiated rulemaking sessions, but as permitted by federal law, the Department issued a Notice of Proposed Rulemaking for public comment on the issue of state authorization for online programs. On December 19, 2016, the Department issued final regulations, which are described below and were scheduled to become effective on July 1,

2018. On May 25, 2018, the Department issued a Notice of Proposed Rulemaking to delay until July 1, 2020 the effective date of the state authorization of distance education provisions of those final regulations based on concerns that were raised by regulated parties and to provide adequate time to conduct negotiated rulemaking to reconsider those provisions and, as necessary, develop revised regulations. On July 3, 2018, the Department published a final rule, which was made effective retroactively to June 29, 2018, to delay until July 1, 2020 the effective date of the state authorization of distance education provisions. Certain other portions of the 2016 final regulations, which relate to authorization of foreign locations, went into effect on July 1, 2018. On October 15, 2018 the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations on a variety of topics, including state authorization of distance education programs.

The 2016 final regulations, among other things, would require an institution offering Title IV-eligible distance education or correspondence courses to be authorized by each state in which the institution enrolls students, if such authorization is required by the state. Institutions can obtain such authorization directly from the state or through a state authorization reciprocity agreement. A state authorization reciprocity agreement is defined as an agreement between two or more states that authorizes an institution located and legally authorized in a state covered by the agreement to provide post-secondary education through distance education or correspondence courses to students in other states covered by the agreement and does not prohibit a participating state from enforcing its own laws with respect to higher education. On March 6, 2015, Capella University was approved as an institution participant in the State Authorization Reciprocity Agreement (“SARA”). On December 2, 2016, Strayer University became a participant in SARA. As participants in SARA, Strayer University and Capella University may offer online courses and other forms of distance education to students in any participating SARA state in which they do not have a physical location or a physical presence, as defined by the state, without having to seek any new state institutional approval beyond the Universities’ home states (Washington, D.C. and Minnesota, respectively). There are currently 49 SARA member states. The 2016 final regulations also require institutions to document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses for each state in which such students reside.

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

The Clery Act

The Universities must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”), including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013. On October 20, 2014, the Department promulgated regulations, effective July 1, 2015, implementing amendments to the Clery Act. In addition, the Department has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. On September 22, 2017, the Department withdrew the statements of policy and guidance reflected in two guidance documents issued under the Obama administration and issued interim guidance about campus sexual misconduct. In the interim guidance, the Department announced that it intends to conduct negotiated rulemaking proceedings to revise its regulations related to institutions’ Title IX responsibilities. Failure by the Universities to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department fining the Universities or limiting or suspending its participation in Title IV programs, could lead to litigation, and could harm the Universities’ reputation. The Company believes that Strayer University and Capella University are in compliance with these requirements.

Compliance Reviews

The Universities are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. In 2014, the Department conducted four campus-based program reviews of Strayer University locations in three states and the District of Columbia. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Clery Act, the Drug-Free Schools and Communities Act, and regulations related thereto. For three of the program reviews, Strayer University received correspondence from the Department in 2015 closing the program reviews with no further action required by Strayer University. For the other program review, in 2016, Strayer University received a Final Program Review Determination Letter identifying a payment of less than $500 due to the Department based on an underpayment on a return to Title IV calculation, and otherwise closing the review. Strayer University remitted payment, and received a letter from the Department indicating that no further action was required and that the matter was closed.

Program Participation Agreement

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On October 13, 2017, the Department informed Strayer University that it was approved to participate in Title IV programs with full certification through June 30, 2021. On August 27, 2018, as a result of the standard merger approval process, Capella University received a Temporary Provisional Program Participation Agreement, which expired as a matter of course on September 30, 2018, but which pursuant to the Department’s rules has been extended automatically on a month-to-month basis while the Department’s review of the merger is in process. The Temporary Provisional Program Participation Agreement extends the terms and conditions of the Program Participation Agreement that were in effect for Capella University before the merger.

NYCDA, Hackbright and DevMountain

NYCDA currently provides on-ground courses in New York and Pennsylvania. Hackbright Academy currently provides on-ground courses in the San Francisco Bay Area. DevMountain currently provides on-ground courses in Provo and Salt Lake City, Utah; Dallas, Texas; and Phoenix, Arizona, and in 2017, introduced its first online program in Web Development. NYCDA, Hackbright Academy and DevMountain are not accredited, do not participate in state or federal student financial aid programs, and are not subject to the regulatory requirements applicable to accredited schools and schools that participate in financial aid programs such as those described above. Programs such as those offered by NYCDA, Hackbright Academy and DevMountain are regulated by each individual state.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward-Looking Statements

Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of growth of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, rulemaking by the Department and increased focus by the U.S. Congress on for-profit education institutions, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements.

Additional Information

We maintain a website at http://www.strategiceducation.com. The information on our website is not incorporated by reference in this Quarterly Report on Form 10-Q, and our web address is included as an inactive textual reference only. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Background and Overview

Strategic Education, Inc. (“SEI,” “we”, “us” or “our”) is an education services company that seeks to provide the most direct path between learning and employment through campus and online post-secondary education offerings and through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly owned subsidiaries Strayer University and Capella University, both accredited post-secondary institutions of higher education. Our operations also include certain non-degree programs, mainly focused on software and application development.

Acquisition of Capella Education Company

On August 1, 2018, we completed our merger with Capella Education Company (“CEC”) pursuant to a merger agreement dated October 29, 2017. The merger is expected to enable us to be a national leader in education innovation that improves affordability and enhances career outcomes by offering complementary programs and sharing academic and technological best practices, through a best-in-class corporate platform supporting two independent universities. The acquisition is also expected to create significant cost synergies for us.

Pursuant to the merger, we issued 0.875 shares of our common stock for each issued and outstanding share of CEC common stock. Outstanding equity awards held by current CEC employees and certain non-employee directors of CEC were assumed by us and converted into comparable SEI awards at the exchange ratio. Outstanding equity awards held by CEC non-employee directors who did not serve as directors of SEI after completion of the merger, and awards held by former CEC employees were settled upon completion of the merger as specified in the merger agreement.

Our financial results for any periods ended prior to August 1, 2018 do not include the financial results of CEC, and are therefore not directly comparable. In 2017, CEC’s revenues were $440.4 million, and its income from continuing operations was $23.4 million.

During the three and nine months ended September 30, 2018, we incurred $29.6 million and $37.8 million, respectively, in expenses related to the merger, primarily attributable to investment banking fees, consulting costs, legal fees, personnel, and other integration costs.

As of September 30, 2018, SEI had the following reportable segments:

Strayer Segment

•

Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, nursing, public administration, and criminal justice at more than 70 physical campuses, predominantly located in the eastern United States, and online. Strayer University is accredited by the Middle States Commission on Higher Education (hereinafter referred to as “Middle States” or “Middle States Commission”), one of the six regional collegiate accrediting agencies recognized by the Department. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students more flexibility and convenience.

•	The Jack Welch Management Institute (“JWMI”) offers an executive MBA online and is a Top-25 Princeton Review-ranked MBA program. JWMI was acquired in December 2011.

•

For the third quarter, Strayer University’s enrollment increased 9.0% to 45,431 compared to 41,679 for the same period in 2017. New student enrollment for the period increased 11.9% and continuing student enrollment for the period increased 8.3%.

Capella Segment

•

Capella University offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults, in the following markets: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. Capella University focuses on master's and doctoral degrees, with 70% of its learners enrolled in a master’s or doctoral degree program. Capella University's academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult learners develop specific competencies they can apply in their workplace. At September 30, 2018, Capella University offered over 2,100 online courses and 53 academic programs with 143 specializations. Capella University is accredited by the Higher Learning Commission, one of the six regional collegiate accrediting agencies recognized by the Department.

•	For the third quarter, Capella University’s enrollment increased 1.6% to 37,822 compared to 37,223 for the same period in 2017. New student enrollment for the period increased 13.2%.

Non-Degree Programs Segment

•	DevMountain, LLC is a software development school offering affordable, high-quality, leading-edge software coding education online and at multiple campus locations.

•

Hackbright Academy, Inc. is a software engineering school for women. Its primary offering is an intensive 12-week accelerated software development program, together with placement services and coaching.

•	The New York Code and Design Academy, Inc. is a New York City-based provider of web and application software development courses.

•

Sophia Learning, LLC is an innovative learning company which leverages technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities.

We believe we have the right operating strategies in place to provide the most direct path between learning and employment for our students. We focus on innovation to continually differentiate ourselves in our markets and drive growth by supporting student success, producing affordable degrees, optimizing our comprehensive marketing strategy, serving a broader set of our students’ professional needs, and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business. We also believe our enhanced scale and capabilities allow us to continue to focus on innovative cost and revenue synergies, while improving the value provided to our students.

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

Revenue recognition — Like many traditional institutions, Strayer University and Capella University (together, the “Universities”) offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Approximately 95% of our revenues during the nine months ended September 30, 2018 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the Universities and the schools offering non-degree programs provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The Universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. Beginning January 1, 2018, in accordance with our adoption of new revenue recognition standards under ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a liability (contract liability) is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

Students of the Universities finance their education in a variety of ways, and historically about three quarters of our students have participated in one or more financial aid programs provided through Title IV of the Higher Education Act. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Those students who are veterans or active duty military personnel have access to various additional government-funded educational benefit programs.

A typical class is offered in weekly increments over a six- to twelve-week period, depending on the University and course type, and is followed by an exam. Students who withdraw from a course may be eligible for a refund of tuition charges based on the timing of the withdrawal. We use the student’s last date of attendance for this purpose. Student attendance is based on physical presence in class for on-ground classes. For online classes, attendance consists of logging into one’s course shell and performing an academically-related activity (e.g., engaging in a discussion post or taking a quiz).

If a student withdraws from a course prior to completion, a portion of the tuition may be refundable depending on when the withdrawal occurs. Our specific refund policies vary across Universities and non-degree programs, but typically permit students who complete less than half of a course to receive a partial refund of tuition for that course. Refunds reduce the tuition revenue that otherwise would have been recognized for that student. Since the Universities’ academic terms coincide with our financial reporting periods for most programs, nearly all refunds are processed and recorded in the same quarter as the corresponding revenue. For certain programs where courses may overlap a quarter-end date, the Company estimates a refund rate and does not recognize the related revenue until the uncertainty related to the refund is resolved. The portion of tuition revenue refundable to students may vary based on the student’s state of residence.

For students who withdraw from all their courses during the quarter of instruction, we reassess collectibility of tuition and fees for revenue recognition purposes. In addition, we cease revenue recognition when a student fully withdraws from all of his or her courses in the academic term. Tuition charges billed in accordance with our billing schedule may be greater than the pro rata revenue amount, but the additional amounts are not recognized as revenue unless they are collected in cash.

For students who receive funding under Title IV, funds are subject to return provisions as defined by the Department. The University is responsible for returning Title IV funds to the Department and then may seek payment from the student of prorated tuition or other amounts charged to him or her. Loss of financial aid eligibility during an academic term is rare and would normally coincide with the student’s withdrawal from the institution. As discussed above, we cease revenue recognition upon a student’s withdrawal from all of his or her classes in an academic term.

New students at Strayer University registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed. The performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of September 30, 2018, we had deferred $40.4 million for estimated redemptions earned under the Graduation Fund, as compared to $37.4 million at December 31, 2017. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the third quarter of 2018, our bad debt expense was 6.1% of revenue, compared to 4.9%  for the same period in 2017.  Our bad debt has been negatively impacted by the continued shift in student mix to less experienced undergraduate students, as well as by delays in the processing of Title IV financial aid. We believe the financial aid processing delays are a short-term condition that, by the end of 2018, will be resolved. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of September 30, 2018 would have changed our income from operations by approximately $0.8 million.

Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. Through our acquisition of CEC in the third quarter of 2018, we had significant additions to goodwill and tradename intangible assets. The acquired goodwill was allocated to the Strayer University and Capella University reporting units. Refer to Note 8 – Goodwill and Intangible Assets – within the footnotes to the unaudited condensed consolidated financial statements for additional information.

We have made investments in NYCDA since its acquisition to position it for scalable growth and will continue to make additional investments for the foreseeable future. Although the acquisition has had a positive impact on our revenue growth, NYCDA has not achieved the degree of revenue growth initially anticipated or met operating performance expectations, and these trends are expected to continue. In connection with the goodwill in our NYCDA reporting unit and the indefinite-lived intangible asset associated with the NYCDA tradename, we performed a quantitative impairment assessment consistent with ASC 350 during the period ended June 30, 2018. Following the merger with CEC, we determined to align all of our software application development operations under different leadership and performed an additional quantitative impairment assessment related to the NYCDA goodwill and tradename during the period ended September 30, 2018. As a result, during the nine months ended September 30, 2018, we recorded impairment charges of $19.3 million based on the results of the goodwill and intangible asset impairment analyses. Refer to Note 8 - Goodwill and Intangible Assets – within the footnotes to the unaudited condensed consolidated financial statements for additional information related to the goodwill and intangible asset impairment charges recorded.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships.

We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three or nine month periods ended September 30, 2018 or 2017.

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

The fair value of the Earnout was originally measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market. Based on its original projections, the Company expected the full amount of the Earnout would be paid and initially measured the liability at its fair value of $9.0 million. Following its initial recognition, the Company reassessed and adjusted the carrying value of the Earnout to fair value with fair value reflecting revisions to the business plan, expectations relative to achieving the performance targets over the earnout period, and the impact of the discount rate. As of September 30, 2018, the Company estimates that no amounts under the Earnout will be paid and the related liability has been recorded at zero. The Company will continue to update its forecasts each period and record any fair value adjustments, as necessary.

In the three and nine months ended September 30, 2017, we recorded a benefit of $5.5 million and $7.8 million, respectively, to reduce the value of contingent consideration payable to the sellers of NYCDA. In the nine months ended September 30, 2017, the benefit was partially offset by a charge of $0.3 million to increase our liability for leases on facilities no longer in use.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If our estimates change or if we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. During the nine months ended September 30, 2018, we had no reduction to our liability for leases, and in the nine months ended September 30, 2017, we incurred $0.3 million to increase our liability for leases on facilities no longer in use.

Other estimates — We record estimates for contingent consideration, certain of our accrued expenses, and income tax liabilities. We estimate the useful lives of our property and equipment and intangible assets, and periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our contingent consideration, accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.

Results of Operations

As discussed above, we completed our merger with CEC on August 1, 2018. Our results of operations for the three and nine months ended September 30, 2018 include the results of CEC from the merger date, and prior periods do not include the financial results of CEC prior to the merger date. Accordingly, the financial results of each period presented are not directly comparable. This discussion will highlight changes largely in the Strayer segment, as those results are included in full in each period.

In the third quarter of 2018, we generated $160.9 million in revenue compared to $108.5 million in 2017. Our loss from operations was $57.1 million for the third quarter of 2018 due to amortization expense associated with intangible assets acquired in the merger with CEC, merger costs of $29.6 million, and a $13.1 million impairment charge related to goodwill and intangible assets carried by NYCDA. Net loss in the third quarter of 2018 was $52.8 million, and our loss per share was $2.97. For the nine months ended September 30, 2018, we generated $392.1 million in revenue, compared to $336.1 million for the same period in 2017. Our loss from operations for the nine months ended September 30, 2018 was $41.6 million, and included amortization expense associated with intangible assets acquired in the merger with CEC, merger costs of $37.8 million, and a $19.3 million impairment charge related to goodwill and intangible assets carried by NYCDA.

In the accompanying analysis of financial information for 2018 and 2017, we use certain financial measures including Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude charges associated with our merger with CEC and fair value adjustments primarily related to our acquisition of NYCDA.  When considered together with GAAP financial results, we believe these measures provide management and investors with an additional understanding of our business and operating results, including underlying trends associated with the Company’s ongoing operations.

Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable with other similarly titled measures of other companies. Non-GAAP financial measures may be considered in addition to, but not as a substitute for or superior to, GAAP results. A reconciliation of these measures to the most directly comparable GAAP measures  is provided below.

Adjusted income from operations was $22.1 million in the third quarter of 2018 compared to $6.1 million in 2017. Adjusted net income was $16.9 million in the third quarter of 2018 compared to $3.8 million in 2017, and adjusted diluted earnings per share was $0.92 in the third quarter of 2018 compared to $0.34 in 2017. Adjusted income from operations was $52.0 million in the nine months ended September 30, 2018 compared to $36.4 million for the same period in 2017. Adjusted net income was $40.7 million in the nine months ended September 30, 2018 compared to $21.6 million for the same period in 2017, and adjusted diluted earnings per share was $2.97 in the nine months ended September 30, 2018 compared to $1.93 for the same period in 2017.

The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):

Reconciliation of Reported to Adjusted Results of Operations for the three months ended September  30, 2017

		Non-GAAP Adjustment
	As Reported (GAAP)	Deferred Revenue Adjustment(1)	Amortization of Acquired Assets(2)	Merger Costs(3)	Fair Value Adjustments and Impairment of Intangible Assets(4)	Other Tax Adjustments(5)	As Adjusted (Non-GAAP)
Income (loss) from operations	$8,224	$—	$—	$3,414	$(5,518)	$—	$6,120
Other income, net	141	—	—	—	—	—	141
Income (loss) before income taxes	8,365	—	—	3,414	(5,518)	—	6,261
Provision (benefit) for income taxes	2,138	—	—	1,349	—	(1,014)	2,473
Net income (loss)	$6,227	$—	$—	$2,065	$(5,518)	$1,014	$3,788
Earnings per share:
Basic	$0.58						$0.35
Diluted	$0.56						$0.34
Weighted average shares outstanding:
Basic	10,701						10,701
Diluted	11,210						11,210

Reconciliation of Reported to Adjusted Results of Operations for the three months ended September  30, 2018

		Non-GAAP Adjustment
	As Reported (GAAP)	Deferred Revenue Adjustment(1)	Amortization of Acquired Assets(2)	Merger Costs(3)	Fair Value Adjustments and Impairment of Intangible Assets(4)	Other Tax Adjustments(5)	As Adjusted (Non-GAAP)
Income (loss) from operations	$(57,127)	$26,214	$10,278	$29,620	$13,119	$—	$22,104
Other income, net	1,110	—	—	—	—	—	1,110
Income (loss) before income taxes	(56,017)	26,214	10,278	29,620	13,119	—	23,214
Provision (benefit) for income taxes	(3,236)	7,104	2,785	7,275	542	(8,179)	6,291
Net income (loss)	$(52,781)	$19,110	$7,493	$22,345	$12,577	$8,179	$16,923
Earnings per share:
Basic	$(2.97)						$0.95
Diluted	$(2.97)						$0.92
Weighted average shares outstanding:
Basic	17,799						17,799
Diluted	17,799						18,480

Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September  30, 2017

		Non-GAAP Adjustment
	As Reported (GAAP)	Deferred Revenue Adjustment(1)	Amortization of Acquired Assets(2)	Merger Costs(3)	Fair Value Adjustments and Impairment of Intangible Assets(4)	Other Tax Adjustments(5)	As Adjusted (Non-GAAP)
Income (loss) from operations	$40,521	$—	$—	$3,414	$(7,512)	$—	$36,423
Other income, net	256	—	—	—	—	—	256
Income (loss) before income taxes	40,777	—	—	3,414	(7,512)	—	36,679
Provision (benefit) for income taxes	13,670	—	—	1,403	—	9	15,082
Net income (loss)	$27,107	$—	$—	$2,011	$(7,512)	$(9)	$21,597
Earnings per share:
Basic	$2.54						$2.02
Diluted	$2.43						$1.93
Weighted average shares outstanding:
Basic	10,671						10,671
Diluted	11,174						11,174

Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September  30, 2018

		Non-GAAP Adjustment
	As Reported (GAAP)	Deferred Revenue Adjustment(1)	Amortization of Acquired Assets(2)	Merger Costs(3)	Fair Value Adjustments and Impairment of Intangible Assets(4)	Other Tax Adjustments(5)	As Adjusted (Non-GAAP)
Income (loss) from operations	$(41,615)	$26,214	$10,278	$37,791	$19,304	$—	$51,972
Other income, net	1,846	—	—	—	—	—	1,846
Income (loss) before income taxes	(39,769)	26,214	10,278	37,791	19,304	—	53,818
Provision (benefit) for income taxes	(1,643)	6,396	2,508	7,935	1,308	(3,398)	13,106
Net income (loss)	$(38,126)	$19,818	$7,770	$29,856	$17,996	$3,398	$40,712
Earnings per share:
Basic	$(2.90)						$3.10
Diluted	$(2.90)						$2.97
Weighted average shares outstanding:
Basic	13,141						13,141
Diluted	13,141						13,724

(1)	Reflects a purchase accounting adjustment to record Capella University deferred revenue at fair value as a result of the Company’s merger with CEC.
(2)	Reflects amortization expense related to intangible assets associated with the Company’s merger with CEC.
(3)	Reflects transaction and integration charges associated with the Company's merger with CEC.
(4)	Reflects adjustments to the value of contingent consideration in 2017, and an impairment of intangible assets 2018, related to the Company's acquisition of the New York Code and Design Academy.
(5)	Reflects discrete tax adjustments related to the vesting of stock awards and other adjustments, utilizing an adjusted annual effective tax rate of 38.8% and 27.1% for 2017 and 2018, respectively.

Since 2013, we have introduced a number of initiatives in response to the variability in demand for our programs. Recognizing that affordability is an important factor in a prospective student’s decision to seek a college degree, we reduced Strayer University undergraduate tuition for new students by 20% beginning in our 2014 winter academic term. We also introduced the Graduation Fund in mid-2013, whereby qualifying students can receive one free course for every three courses successfully completed. The free courses are redeemable in the student’s final academic year. Capella University offers doctoral, master’s and bachelor’s level programs, and in 2013 began offering its FlexPath direct assessment degree delivery program, the first of its kind to be approved by the Department for financial aid eligibility at the Bachelor’s and Master’s level in the United States. As a result of these and other initiatives, average total enrollment grew at both Universities. In 2017, we introduced several new scholarship programs aimed at specific demographics, geographies, and student profiles. We also began testing significantly reduced tuition for select graduate degree programs. These initiatives have had a negative impact on Strayer University revenue per student and is expected to continue to decrease through the end of 2019.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues. The increase in consolidated revenues compared to the same period in the prior year was primarily related to the inclusion of CEC revenue since the August 1, 2018 acquisition date. In the Strayer segment for the three months ended September 30, 2018, enrollment grew 9.0% to 45,431 from 41,679 in the prior year. Revenue grew 6.7% to $114.5 million compared to $107.3 million in 2017 as a result of the increase in enrollment, partially offset by lower revenue per student. Capella segment revenue was $43.8 million, which included a $26.2 million purchase accounting reduction related to deferred revenue acquired in the merger. Non-Degree Programs segment revenues were $2.7 million in the three months ended September 30, 2018, compared to $1.2 million in the three months ended September 30, 2017. The increase in revenues for the three month period was primarily attributable to incremental revenues generated from the operations of Hackbright and DevMountain, which were acquired in the CEC merger during the third quarter of 2018.

Instruction and educational support expenses. Consolidated instruction and educational support expenses increased to $93.3 million, compared to $59.8 million in the same period in the prior year, principally due to the inclusion of instructional and education support expenses of CEC, as well as increases in Strayer student materials costs, depreciation expense following recent infrastructure investments, and bad debt expense. Consolidated instruction and educational support expenses as a percentage of revenues increased to 58.0% in the third quarter of 2018 from 55.1% in the third quarter of 2017.

Marketing expenses. Consolidated marketing expenses increased to $46.2 million in the third quarter of 2018, from $26.8 million in the third quarter of 2017, principally due to the inclusion of CEC costs, as well as increased investments in branding initiatives and partnerships with brand ambassadors for Strayer. Consolidated marketing expenses as a percentage of revenues increased to 28.7% in the third quarter of 2018 from 24.7% in the third quarter of 2017.

Admissions advisory expenses. Consolidated admissions advisory expenses increased to $9.8 million in the third quarter of 2018, from $4.8 million in the third quarter of 2017 with the inclusion of costs following the merger with CEC. Consolidated admissions advisory expenses as a percentage of revenues increased to 6.1% in the third quarter of 2018 from 4.4% in the third quarter of 2017.

General and administration expenses. Consolidated general and administration expenses increased to $15.8 million in the third quarter of 2018 compared to $11.1 million in the prior year with the inclusion of costs following the merger with CEC. Consolidated general and administration expenses as a percentage of revenues decreased to 9.8% in the third quarter of 2018 from 10.2% in the third quarter of 2017. The decrease as a percent of revenue is due primarily to staff reductions following the merger, and lower costs for professional fees.

Amortization of intangible assets. In the three months ended September 30, 2018, we recorded $10.3 million in amortization expense related to intangible assets acquired in the merger with CEC.

Merger costs. Merger costs were $29.6 million in the third quarter of 2018 compared to $3.4 million in 2017, and reflect expenses for legal, accounting, integration support services and severance costs incurred in connection with the merger with CEC.

Fair value adjustments and impairment of intangible assets. In the three months ended September 30, 2018, we recorded a goodwill impairment loss of $11.1 million and an intangible asset impairment loss of $2.0 million based on an analysis performed during the period. Refer to Note 8 – Goodwill and Intangible Assets of the footnotes to the unaudited consolidated financial statements for further discussion of these impairment charges. In the three months ended September 30, 2017, we recorded a benefit of $5.5 million to reduce the value of contingent consideration payable to the sellers of NYCDA.

Income (loss) from operations. Loss from operations was $57.1 million in the third quarter of 2018 compared to income from operations of $8.2 million in the third quarter of 2017. The decline was primarily due to the revenue adjustment, amortization expense, merger costs, and impairments to the NYCDA trade name and goodwill incurred in the period and discussed above.

Other income. Other income increased to $1.1 million in the third quarter of 2018 compared to $0.1 million the third quarter of 2017 as a result of higher yields on money markets and marketable securities and an increase in our cash balances. Other income is net of interest expense, which was $0.2 million in the third quarter of both 2018 and 2017. We had $250.0 million available under our amended revolving credit facility and no borrowings outstanding as of September 30, 2018.

(Benefit) provision for income taxes. We recorded a benefit for income taxes of $3.2 million in the third quarter of 2018, compared to a provision for income taxes of $2.1 million in the third quarter of 2017. Our effective tax rate for the quarter was 5.8%. The benefit for income taxes in 2018 reflects the lower federal income tax rate in effect in 2018, accelerated deductions enabled by the 2017 tax law, and the tax benefits associated with the vesting of restricted stock, all offset by certain nondeductible charges associated with the merger and for the impairment of NYCDA goodwill. We expect our effective tax rate, excluding these and other discrete tax adjustments, to be between 25%-26% for 2018.

Net income (loss). Net loss was $52.8 million in the third quarter of 2018 compared to net income of $6.2 million in the third quarter of 2017 due to the factors discussed above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues. The increase in consolidated revenues compared to the same period in the prior year was primarily related to the inclusion of CEC revenue since the August 1, 2018 acquisition date. In the Strayer segment, revenues increased 3.5% to $343.6 million in the nine months ended September 30, 2018 from $332.1 million in the nine months ended September 30, 2017, primarily due to enrollment growth. Capella segment revenue was $43.8 million, which included a $26.2 million purchase accounting reduction related to deferred revenue acquired in the merger. Non-Degree Programs segment revenues were $4.6 million in the nine months ended September 30, 2018, compared to $4.1 million in the nine months ended September 30, 2017. The increase in revenues for the nine month period was primarily attributable to incremental revenues generated from the operations of Hackbright and DevMountain, which were acquired in the CEC merger during the third quarter of 2018.

Instruction and educational support expenses. Consolidated instruction and educational support expenses increased to $221.8 million in the nine months ended September 30, 2018 from $184.8 million in the nine months ended September 30, 2017, principally due to the inclusion of instructional and education support expenses of CEC, as well as increases in Strayer student materials costs, depreciation expense following recent infrastructure investments, and bad debt expense. Consolidated instruction and educational support expenses as a percentage of revenues increased to 56.6% in the nine months ended September 30, 2018 from 55.0% in the nine months ended September 30, 2017.

Marketing expenses. Consolidated marketing expenses increased to $87.4 million in the nine months ended September 30, 2018 from $64.7 million in the nine months ended September 30, 2017, principally due to the inclusion of CEC costs, as well as increased investments in branding initiatives and partnerships with brand ambassadors for Strayer. Consolidated marketing expenses as a percentage of revenues increased to 22.3% in the nine months ended September 30, 2018 from 19.2% in the nine months ended September 30, 2017.

Admissions advisory expenses. Consolidated admissions advisory expenses increased to $19.1 million in the nine months ended September 30, 2018 from $14.3 million in the nine months ended September 30, 2017, primarily due to the inclusion of CEC costs. Consolidated admissions advisory expenses as a percentage of revenues increased to 4.9% in the nine months ended September 30, 2018 from 4.3% in the nine months ended September 30, 2017.

General and administration expenses. Consolidated general and administration expenses increased to $38.1 million in the nine months ended September 30, 2018 from $35.9 million in the nine months ended September 30, 2017. Consolidated general and administration expenses as a percentage of revenues decreased to 9.7% in the nine months ended September 30, 2018 from 10.7% in the nine months ended September 30, 2017, primarily due to staff reductions following the merger.

Amortization of intangible assets. In the nine months ended September 30, 2018, we recorded $10.3 million in amortization expense related to intangible assets acquired in the merger with CEC.

Merger costs. Merger costs were $37.8 million in the nine months ended September 30, 2018 compared to $3.4 million in the nine months ended September 30, 2017, and reflect expenses for legal, accounting, integration support services, and severance costs incurred in connection with the merger with CEC.

Fair value adjustments and impairment of intangible assets. In the nine months ended September 30, 2018, we recorded a goodwill impairment loss of $13.9 million and an intangible asset impairment loss of $5.4 million based on analyses performed during the period. Refer to Note 8 – Goodwill and Intangible Assets of the footnotes to the unaudited consolidated financial statements for further discussion of these impairment charges. In the nine months ended September 30, 2017, we recorded a benefit of $7.8 million to reduce the value of contingent consideration payable to the sellers of NYCDA, offset by a charge of $0.3 million to increase our liability for leases on facilities no longer in use.

Income (loss) from operations. Loss from operations was $41.6 million in the nine months ended September 30, 2018 compared to income from operations of $40.5 million in the nine months ended September 30, 2017. The decline was primarily due to the revenue adjustment, amortization expense, merger costs, and impairments to the NYCDA trade name and goodwill incurred in the period and discussed above.

Other income. Other income increased to $1.8 million in the nine months ended September 30, 2018 compared to $0.3 million in the nine months ended September 30, 2017, as a result of higher yields on money markets and marketable securities and an increase in our cash balance. Other income is net of interest expense, which was $0.5 million for both the nine months ended September 30, 2018 and 2017. We had $250.0 million available under our amended revolving credit facility and no borrowings outstanding as of September 30, 2018.

(Benefit) provision for income taxes. We recorded a benefit for income taxes of $1.6 million in the nine months ended September 30, 2018, compared to a provision for income taxes of $13.7 million in the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018 was 4.1%. The benefit for income taxes in 2018 reflects the lower federal income tax rate in effect in 2018, accelerated deductions enabled by the 2017 tax law, and the tax benefits associated with the vesting of restricted stock, offset by certain nondeductible charges associated with the merger and for the impairment of NYCDA goodwill. We expect our effective tax rate, excluding these and other discrete tax adjustments, to be between 25%-26% for 2018.

Net income (loss). Net loss was to $38.1 million in nine months ended September 30, 2018 compared to net income of $27.1 million in the nine months ended September 30, 2017 due to the factors discussed above.

Liquidity and Capital Resources

On August 1, 2018, we completed our acquisition of CEC pursuant to a merger agreement dated October 29, 2017. Cash assumed in the CEC acquisition was $168.4 million. At September 30, 2018, we had cash and cash equivalents of $276.4 million compared to $155.9 million at December 31, 2017 and $150.5 million at September 30, 2017. At September 30, 2018, most of our cash was held in demand deposit accounts at high credit quality financial institutions.

On August 1, 2018, the Company amended its existing credit facility to extend the maturity date of the revolving credit facility from July 2, 2020 to August 1, 2023, and to increase available borrowings from $150 million to $250 million, with an option to increase the commitments under the revolving facility by an additional $150 million. Borrowings under this amended credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under this credit facility. During the nine months ended September 30, 2018 and 2017, we paid unused commitment fees of $0.3 million and $0.3 million on the amended and previous credit facilities, respectively. We were in compliance with all applicable covenants related to the credit agreement as of September 30, 2018. We had no borrowings outstanding under the previous and amended revolving credit facility during each of the nine months ended September 30, 2017 and 2018.

Our net cash used in operating activities for the nine months ended September 30, 2018 was $14.6 million, as compared to net cash provided by operating activities of $44.4 million for the same period in 2017. The decrease in net cash from operating activities was largely due to costs associated with the CEC merger, and the decline in net income in the period.

Capital expenditures were $16.0 million for the nine months ended September 30, 2018, compared to $14.6 million for the same period in 2017.

The Board of Directors declared a quarterly dividend of $0.25 per common share for each of the first two quarters of 2018 and $0.50 per share for the third quarter of 2018. During the nine months ended September 30, 2018, we paid a total of $16.8 million in cash dividends on our common stock. For the nine months ended September 30, 2018, we did not repurchase any shares of common stock and, at September 30, 2018, had $70 million in repurchase authorization to use through December 31, 2018.

For the third quarter of 2018, bad debt expense as a percentage of revenue was 6.1% compared to 4.9% for the third quarter of 2017.

We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash in mostly demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at September 30, 2018 and 2017. During the nine months ended September 30, 2018 and 2017, we earned interest income of $2.4 million and $0.7 million, respectively.

The table below sets forth our contractual commitments associated with operating leases, excluding subleases as of September 30, 2018 (in thousands):

	Payments Due By Period
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years
Operating leases	$150,192	$34,665	$53,944	$26,591	$34,992

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September  30, 2018, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

On August 1, 2018, the Company amended its existing credit facility to extend the maturity date of the revolving credit facility from July 2, 2020 to August 1, 2023, and to increase available borrowings from $150 million to $250 million, with an option to increase the commitments under the revolving facility by an additional $150 million. We had no borrowings outstanding under the credit facility as of September 30, 2018. Borrowings under this amended credit facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under this credit facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million revolving credit facility was utilized.

ITEM 4:   CONTROLS AND PROCEDURES

a)

Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of September 30, 2018, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2018, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million as of September 30, 2018, and is available for use through December 31, 2018.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

None

Item 6.   Exhibits

2.1

Agreement and Plan of Merger, dated as of October 29, 2017, by and among Capella Education, Company, Strayer Education, Inc. and Sarg Sub Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 000-21039) filed with the Commission on October 30, 2017).

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

10.1

Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 1, 2018, among SEI, certain subsidiaries of SEI party thereto as subsidiary guarantors, SunTrust Bank, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-21039) filed with the Commission on August 1, 2018).

10.2	Transition Agreement, dated as of October 29, 2017, by and between Capella Education Company and J. Kevin Gilligan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS XBRL Instance Document
101.	SCH XBRL Schema Document
101.	CAL XBRL Calculation Linkbase Document
101.	DEF XBRL Definition Linkbase Document
101.	LAB XBRL Label Linkbase Document
101.	PRE XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: November 8, 2018