Form 10-K
period 2018-12-31
Strategic Education, Inc.
filed 2019-03-01
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number: 0-21039

STRATEGIC EDUCATION, INC.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1.3 billion.

The total number of shares of common stock outstanding as of February 1, 2019 was 21,745,913.

STRATEGIC EDUCATION, INC.

FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:

This document and the documents incorporated by reference herein include “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, the statements about our plans, strategies, and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We have typically used the words “expect,” “estimate,” “assume,” “believe,” “anticipate,” “will,” “forecast,” “outlook,” “plan,” “project,” and similar expressions in this document and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to many risks, uncertainties and assumptions, including, among other things:

•	the pace of growth of student enrollment;

•

our continued compliance with Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act” or “HEA”), and the regulations thereunder, as well as other federal laws and regulations, regional accreditation standards, and state regulatory requirements;

•	rulemaking by the U.S. Department of Education (“Department of Education” or the “Department”) and increased focus by the U.S. Congress on for-profit education institutions;

•	competitive factors;

•	risks associated with the opening of new campuses;

•	risks associated with the offering of new educational programs and adapting to other changes;

•	risks related to the timing of regulatory approvals;

•	our ability to continue to implement our growth strategy;

•	the amount of the costs, fees, expenses, and charges related to our merger with Capella (the “Merger”);

•	the risk that the benefits of our merger with Capella, including expected synergies, may not be fully realized or may take longer to realize than expected;

•	the risk that our merger with Capella may not advance the combined company’s business strategy and growth strategy;

•	the risk that the combined company may experience difficulty integrating Strayer’s and Capella’s employees or operations;

•	the potential diversion of our management’s attention resulting from our merger with Capella;

•	risks associated with the ability of our students to finance their education in a timely manner; and

•	general economic and market conditions.

You should not put undue reliance on any forward-looking statements. You should understand that many important factors, including those discussed under the headings “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” and “Business,” could cause our results to differ materially from those expressed or suggested in any forward-looking statements. Further information about these and other relevant risks and uncertainties may be found in Item 1A (“Risk Factors”) below and elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (“SEC”). We undertake no obligation to update or revise forward-looking statements, except as required by law.

References to “we,” “us,” “our,” the “Corporation,” and the “Company” refer to Strategic Education, Inc., together with our consolidated subsidiaries, unless the context suggests otherwise.

Item 1.       Business

Overview

Strategic Education, Inc. (“Strategic Education,” “SEI,” or the “Company”), a Maryland corporation formerly known as Strayer Education, Inc., is an education services company that seeks to provide the most direct path between learning and employment through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. The Company conducts its operations primarily through its wholly-owned subsidiaries, Strayer University and Capella University, both accredited post-secondary institutions of higher education. The Company’s operations also include certain non-degree programs, mainly focused on software and application development.

Acquisition of Capella Education Company

On August 1, 2018, we completed our merger with Capella Education Company (“CEC”) pursuant to a merger agreement dated October 29, 2017. The merger solidifies our position as a national leader in education innovation, and provides scale that will enable greater investment in improving student academic and career outcomes while maintaining our focus on affordability. The merger is also expected to create significant cost synergies for us.

Pursuant to the merger, we issued 0.875 shares of our common stock for each issued and outstanding share of CEC common stock. Outstanding equity awards held by CEC employees and certain nonemployee directors of CEC were assumed by us and converted into comparable SEI awards at the exchange ratio. Outstanding equity awards held by CEC nonemployee directors who did not serve as directors of SEI after completion of the merger and awards held by former employees of CEC who left before completion of the merger were settled upon completion of the merger as specified in the merger agreement.

As of December 31, 2018, our segments and wholly-owned subsidiaries consisted of the following:

Strayer University Segment

Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at physical campuses, predominantly located in the eastern United States, and online.

The Jack Welch Management Institute (“JWMI”), a program of Strayer University, offers an executive MBA online and is a Top-25 Princeton Review-ranked online MBA program.

Capella University Segment

Capella University is an online post-secondary education company that offers a variety of bachelor's, master's and doctoral degree programs primarily delivered to working adults. Capella University’s program offerings span six primary disciplines: public service leadership; nursing and health sciences; psychology; business and technology; counseling and human services; and education.

Non-Degree Programs Segment

DevMountain, LLC (“DevMountain”) is a software development school offering Web Development, iOS Development, and UX Design programs in person at DevMountain’s classrooms in Provo and Salt Lake City, Utah, Dallas, Texas, and Phoenix, Arizona, and online.

Hackbright Academy, Inc. (“Hackbright”) is a software engineering school for women offering accelerated software development programs, together with placement services and coaching. Hackbright’s programs are delivered in person through Hackbright’s classrooms in the San Francisco Bay Area.

The New York Code and Design Academy, Inc. (“NYCDA”) is a New York City-based provider of web and application software development courses. NYCDA is not accredited and does not participate in state or federal student financial aid programs. NYCDA courses have been delivered primarily on-ground to students in partnership with business and education partners seeking to further their employees’ or students’ career in software application development.

Sophia Learning, LLC (“Sophia”) is an innovative learning company which leverages technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities.

History

Strategic Education was formed on August 1, 2018 with the merger of Strayer Education, Inc. and CEC. The Company’s primary operating subsidiaries are Strayer University and Capella University.

Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 72  physical campuses, predominantly located in the eastern United States, and online. Strayer University also offers an executive MBA online through JWMI, which was acquired in December 2011. Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), one of the six regional collegiate accrediting agencies recognized by the Department of Education. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students more flexibility and convenience. Strayer University, with its online offerings, attracts students from around the country and throughout the world.

Capella University was founded in 1991 and is accredited by the Higher Learning Commission, one of the six regional collegiate accrediting agencies recognized by the Department of Education. Capella University offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults. Capella University focuses on master's and doctoral degrees, with 70% of its learners enrolled in a master’s or doctoral degree program. Its academic offerings are built with competency-based curricula and designed to demonstrate competencies through real-world, authentic assessments delivered in an online format that is both convenient and flexible.

The Company generated net revenue of $634 million in 2018. For more information regarding our revenues, profits, and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.

Industry Background

The United States market for post-secondary education is large, fragmented, and competitive. According to the National Center for Education Statistics, the total number of post-secondary learners enrolled as of the fall of 2016 was 20.2 million, reflecting a 6.3% decrease from record enrollment in the fall of 2010. Approximately 1.4 million of these learners attended proprietary institutions. Controversy about the cost of higher education, under-employment of many college graduates, and persistent negative media coverage have caused some prospective students to question the value proposition of higher education. According to the National Student Clearinghouse Research Center, college enrollments in all higher education sectors declined 1.0% and 1.7% in the fall of 2017 and 2018, respectively. Enrollment at proprietary colleges declined 7.1% and 15.1% in the fall of 2017 and 2018, respectively. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”), and concerns about potential reductions in such funding also could negatively affect demand for higher education.

Notwithstanding weaker demand dynamics over the past few years, we believe that over time, demand for post-secondary education will increase as a result of demographic, economic, and social trends. The U.S. Census Bureau has reported that approximately 62.5 million adults over the age of 25 in the United States do not have more than a high school education, and approximately 35.5 million adults over the age of 25 have some college experience but have not completed a college degree. Other trends that could positively affect demand for our programs include:

•	increasing demand by employers for certain types of professional and skilled workers;

•	growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.6 million in 2018-2019, according to the National Center for Education Statistics;

•	the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education;

•	a number of initiatives underway to reduce the cost of a post-secondary education; and

•	continued demand from working adults for programs offered by regionally accredited institutions.

Competition

The post-secondary education market is highly competitive, with no private or public institution holding a significant market share. Strayer University and Capella University (the “Universities”) compete for students and learners primarily with traditional public and private degree-granting accredited colleges and universities, other proprietary degree-granting accredited schools, and alternatives to higher education. In addition, we face competition from various non-traditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As online learning matures as a modality for education delivery across higher education, we believe that the intensity of the competition we face will continue to increase.

We believe the key factors affecting our competitive position include the quality of our programs offered, the quality of other services provided to learners, our reputation among students and in the general marketplace, the cost and perceived value of our offerings, the employment rate and terms of employment for our graduates, the ease of access to our offerings, the quality and reputation of our faculty and other employees, the quality of our campus facilities and online platforms, the time commitment required to complete our programs and obtain a degree, the quality and size of our alumni base, and our relationship with other learning institutions.

Company Strengths

The Company has a track record of providing practical and convenient education programs and solutions for working adults and employers. Through the merger with Capella Education Company on August 1, 2018 (“the Merger”), the Company retains the individual strengths of its two independently operated universities while creating a combined corporate and shared service platform that enables significant cost synergies and best practice sharing, both of which help us deliver significant benefits to students. We believe the following strengths position us to capitalize on the demand for post-secondary education:

•

Focus on Innovation. The Company values innovation and actively invests in the educational experience to improve student success and employment outcomes, while also addressing national challenges including the affordability of higher education and meeting the skill requirements of employers. Capella University’s competency-based learning infrastructure and direct assessment capabilities, and Strayer University’s video, simulation and content capabilities are examples of this drive to transform education delivery and learning by working adults. Through the Merger, both Universities can leverage these transformational capabilities.

•

Consistent operating history. Strayer University has been in continuous operation since 1892 and Capella University since 1991, and both have demonstrated an ability to operate consistently and grow profitably. The

Merger positions the combined Company to continue this track record, with a broader, more diversified product offering, a balanced revenue mix, cost and revenue synergies, and greater scale.

•

Practical and diversified programs. We offer programs in practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students, learners and their current and prospective employers by regularly refining, updating, and adding to our portfolio of educational programs. The Merger creates a diversified program portfolio that includes Strayer University’s programs in business, including the Jack Welch Management Institute, accounting, economics and information technology, and Capella University’s competency-based programs in healthcare and counseling, as well as a robust doctoral portfolio. This program diversity will help the Company better meet the educational needs of students in the modern economy.

•

Focus on adults pursuing career-relevant degree and non-degree programs. We focus on serving adults who are pursuing undergraduate and graduate degrees as well as non-degree certificates and training programs that will help them advance their careers and employment opportunities. We provide high quality student support services such as advising, writing, tutoring and research support; administrative services; library services; financial aid counseling; and career counseling. Increasingly, we are leveraging data and analytics to create personalized experiences for our students and learners, which is reflected in our early cohort persistence improvements and continued high student satisfaction.

•

Flexible program offerings. We offer flexible programs that allow students to attend classes and complete coursework during the day, in the evening, and on weekends throughout the calendar year at our on-ground campuses, and at the student or learner’s convenience through our comprehensive online program offerings.

•

Attractive and convenient campus locations. Strayer University’s campuses are located in growing metropolitan areas, mostly in the Mid-Atlantic and Southern regions where there are large populations of adults with demographic characteristics similar to those of our typical students. The campuses are attractive and modern, offering conducive learning environments in convenient locations. Post-merger, our expertise in ground based operations can be leveraged to extend Capella University offerings in new and innovative ways.

•

Established brand names and alumni support. Strayer University and Capella University are established brand names in post-secondary adult education. Our students and graduates are effective ambassadors of both brands through their work at companies across corporate America and, along with our growing alumni networks, foster greater brand awareness and additional referral opportunities for new students and learners.

Company Strategy

Our goal is to be a leading innovator and provider of career-relevant and meaningful education programs that prepare students for advancement in their careers and professional lives. We have identified the following strategic priorities as key to achieving our goal:

•

Improve student success — Our success depends on the success of our students. The more we focus on helping our students succeed, the more likely it is that we will succeed. In order to improve student success, we must continue to hire outstanding faculty, produce high quality academic course content, and employ cutting edge technology that enable us to deploy faculty and content in increasingly efficient and effective ways.

•

Enhance student experience — Our students are predominately working adults who are furthering their education in order to advance their careers and professional lives. Our students are busy with work and family responsibilities that leave little time for other endeavors. Thus, we make every effort to make all interactions with our students productive, and we are constantly looking for ways to serve them better. This initiative includes leveraging technology, including artificial intelligence and automation, to improve student support in the areas of advising, tutoring, registration, campus and online technology, and administration. We measure our performance through student surveys and focus groups as well as through metrics like persistence and continuation.

•

Address affordability — Recognizing that affordability is a significant factor in a prospective student’s decision to further his or her education, the Company has implemented various initiatives to make its programs more affordable. For example, through the Graduation Fund, introduced at Strayer University in late 2013, qualifying students enrolled in a bachelor’s degree program are eligible to receive one free course for every three courses successfully completed towards a bachelor’s degree. The free courses earned are redeemable in one’s final academic year. Additionally, Capella University’s FlexPath direct assessment model provides opportunity to drive affordability through the potential for lower tuition costs, reduced time to completion, and increased flexibility. Strayer University and Capella University have also instituted various other tuition reductions and scholarships. We continue to monitor and assess the impact of our affordability initiatives and explore other ways to make our offerings as affordable as possible. We have also begun to deploy more aggressive technology innovations, including artificial intelligence and automation, that enable us to lower our operating costs and thus improve our ability to support lower tuition. Our focus on affordability is further supported by the corporate-level efficiencies that we expect to be achieved through the Merger.

•

Establish new platforms for growth — We are constantly looking for new ways to leverage our existing resources and capabilities to grow. The Merger represents a significant opportunity to leverage best-in-class processes and practices to accelerate growth. The Company also launched SEI Ventures in 2018, which is a seed-stage venture fund that will support pioneering education tech start-ups focused on transformational technologies and student success. In addition to providing capital, the venture fund will offer portfolio companies the opportunity to pilot technologies across the Universities and coding boot camps. We also continue to develop new programs and concentrations like Strayer University’s Bachelor of Applied Science in Management, which began instruction in the Winter 2018 term; the MBA in Digital Entrepreneurship, a collaboration with Cheddar, a leading business news outlet that streams live from the floor of the New York Stock Exchange; and additional program offerings under Capella University’s FlexPath direct assessment model.

•

Build a high performing culture — In order to be a leading provider of educational services, we must have talented and motivated faculty and employees who are passionate about serving students. We strive to attract the best talent and then develop and retain them. We want to be known as an employer of choice and be a place where one can build a long-term career.

Strayer University

Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 72 physical campuses, predominantly located in the eastern United States, and online. Strayer University is accredited by the Middle States Commission, one of the six regional collegiate accrediting agencies recognized by the Department. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students more flexibility and convenience.

Curriculum

Strayer University offers business, information technology, and professional curricula to equip students with specialized and practical knowledge and skills for careers in business, industry, and government. Academic leaders regularly review and revise Strayer University’s course offerings to improve its educational programs and respond to competitive changes in job markets. Strayer University regularly evaluates new programs and degrees to ensure that it stays current with the needs of students and their employers.

As of December 31, 2018, Strayer University offers programs in the following areas:

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
Acquisition and Contract Management

Each undergraduate degree program includes courses in oral and written communication skills as well as mathematics and various disciplines in the humanities and social sciences. In addition to degree and diploma programs, Strayer University offers classes to non-degree and non-program students wishing to take courses for personal or professional enrichment.

Although most of its programs are offered at campuses and online, Strayer University adapts its course offerings to the demands of the student population at each location. Strayer University students may enroll in courses at more than one campus and take some or all of their courses online.

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

Online

Strayer University has been offering courses online since 1997. Currently, all students taking classes online do so in the asynchronous format. Students may take all of their courses online or take online courses in combination with classroom-based courses. A student taking classes online has the same admission and financial aid requirements, is subject to substantially the same policies and procedures, and receives the same student services and support as campus-based Strayer University students. Tuition for online courses is the same as campus-based courses.

Faculty

Strayer University appoints faculty who hold appropriate academic credentials, are dedicated, active professionals in their field, and are enthusiastic and committed to teaching working adults. In accordance with Strayer University’s educational mission, Strayer University faculty members focus their efforts on teaching. The normal course load for a full-time faculty member is five courses per quarter for each of three quarters, or 15 courses per academic year. Further, many full-time faculty members participate actively at Strayer University by providing leadership, developing the curriculum, setting academic policy, and serving on assessment committees.

None of its employees are a party to any collective bargaining or similar agreement with Strayer University. Strayer University provides financial support for faculty members seeking to enhance their skills and knowledge through a professional development funding program that reimburses eligible faculty and deans for continuing their education and completing courses, seminars, and various programs that enhance their current credentials and knowledge base to improve their content expertise. Full-time faculty (and all other full-time employees) receive a 100% discount for all Strayer University courses. Strayer University also conducts annual in-house faculty workshops in each discipline. We believe that Strayer University’s dedicated and capable faculty is one of the keys to its success.

Organization of Strayer University

Overall academic and business decisions of Strayer University, including review and approval of the annual financial budget, are directed by its Board of Trustees. The Board of Trustees consists of Dr. Charlotte F. Beason, Chairwoman, and currently eight other members. Strayer University’s By-Laws prescribe that a majority of members be independent from Strayer University and the Company to assure independent oversight of all academic programs and services. Of the nine members, six are independent. The Boards of the two Universities are independent of each other, and have no overlapping members.

Within the academic, strategic and financial parameters set by the Board of Trustees, Strayer University is managed on a daily basis by the Strayer University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers, including the Provost/Chief Academic Officer of Strayer University. The majority of Strayer University’s operations are centralized within the President’s Office or Strayer University’s senior administrative staff offices.

Outreach

To identify potential students, Strayer University engages in a broad range of activities to inform working adults and their employers about the programs offered. These activities include direct, digital, and social media marketing, marketing to existing students and graduates, print and broadcast advertising, student referrals, and corporate and government outreach activities. Direct response methods (direct, digital, and social media marketing) are used to generate inquiries from potential students. All information relevant to prospective students is published on the website, www.strayer.edu. Strayer University maintains booths and information tables at appropriate conferences and expos, as well as at transfer days at community colleges. Recommendations from our alumni network also maintain and enhance Strayer University’s reputation and promote its quality education. Its business-to-business outreach efforts include personal telephone calls, distribution of information through corporate intranets and human resource departments, and on-site information meetings. Strayer University records inquiries in its database and tracks them through to application and registration. Additionally, information about new programs is provided to students and alumni to encourage them to return for further education.

Student Profile

The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2018 fall quarter, approximately 63% were age 31 or older, and approximately 89% were engaged in part-time study (fewer than three courses each quarter for undergraduate students and fewer than two for graduate students).

In the 2018 fall quarter, Strayer University’s undergraduate students registered for an average of approximately two courses, and graduate students registered for an average of approximately one course.

Strayer University has a very diverse student population. At the beginning of the 2018 fall quarter, approximately 76% of students self-reporting their ethnicity were minorities, and approximately 69% of students were women. Approximately 1% of Strayer University’s students were international, and approximately 1% were active duty military personnel. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of educational opportunities.

The following is a breakdown of Strayer University students by program level as of the 2018 fall term:

	Number of	Percentage of
Program	students	total students
Bachelor’s	39,526	75%
Master’s	11,300	22%
Associate	1,419	3%
Total Degree	52,245	100%
Diploma	20	*
Graduate Certificate	53	*
Undeclared	129	*
Total Non-Degree	202	*
Total Students	52,447	100%

*Represents less than 1%.

Strayer University’s business is seasonal and as a result, its quarterly results of operations tend to vary within the year due to student enrollment patterns. Enrollment generally is lowest in the third quarter, or summer term.

Student Admissions

Students attending Strayer University’s undergraduate programs must possess a high school diploma or a General Educational Development (GED) Certificate. Students attending Strayer University’s graduate programs must have a bachelor’s degree from an accredited institution and meet certain other requirements. If a student’s undergraduate major varies widely from the student’s proposed graduate course of study, certain undergraduate prerequisite courses may also be necessary for admission. To maximize undergraduate students’ chances for academic success and to give them the support they need, Strayer University evaluates incoming students’ proficiency in fundamental English and math prior to the first quarter’s registration.

International students applying for admission must meet the same admission requirements as other students. Those students whose native language is not English must provide evidence that they are able to use the English language with sufficient facility to perform college-level work in an English-speaking institution.

Tuition and Fees

Strayer University charges tuition by the course. Tuition rates may vary in states with specific regulations governing tuition costs. Each course is 4.5 credit hours. As of January 1, 2019, undergraduate tuition is $1,465 per course. Undergraduate students who were previously enrolled at Strayer University are charged rates ranging from $1,465 to $1,775 per course. As of January 1, 2019, graduate students who were new to Strayer University after January 1, 2015 are charged at a rate of $2,465 per course, while other graduate students are charged at a rate of $2,340 per course. For the Jack Welch Management Institute, new students are charged at the rate of $3,650 per course. For some students who were previously enrolled in the Jack Welch Management Institute, tuition is charged at rates ranging from $2,580 to $3,450 per course. Under a variety of different programs and in connection with various corporate and government sponsorship and tuition reimbursement arrangements, Strayer University offers scholarships and tuition discounts to students. One of these programs, the Graduation Fund, offers a student in a bachelor’s program an opportunity to earn up to a 25% reduction of the tuition required for a degree. A new undergraduate student, who had no transfer credit, sought to obtain a bachelor’s degree in four years, and was eligible for the Graduation Fund would currently pay on average approximately $11,000 per year in tuition.

Career Development Services

Although most of Strayer University’s students are already employed, Strayer University actively assists its students and alumni with career-related matters. The focus for Career Services at Strayer University is to provide career guidance and resources to assist students and alumni in reaching their educational and professional goals. Services are delivered through various media including online, in person, recorded video, books, periodicals, and by telephone. The services provided include career webinars, recorded seminars, career teleconferences, career advising, and resume review.

Capella University

Capella University offers a variety of doctoral, master’s and bachelor’s programs, primarily for working adults. Capella University focuses on master's and doctoral degrees, with 70% of its learners enrolled in a master’s or doctoral degree program. Capella University's academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult learners develop specific competencies they can apply in their workplace. At December 31, 2018, Capella University offered over 2,000 online courses and 53 academic programs with 136 specializations. Capella University is accredited by the Higher Learning Commission, one of the six regional collegiate accrediting agencies recognized by the Department of Education.

Curriculum

Capella University’s program offerings cover six markets: public service leadership; nursing and health sciences; psychology; business and technology; counseling and human services; and education. At December 31, 2018, Capella University offered 53 academic programs with 136 specializations within these markets:

Public Service Leadership
Doctor of Philosophy in Criminal Justice	Master of Science in Emergency Management
Doctor of Philosophy in Emergency Management	Master of Public Administration (MPA)
Doctor of Emergency Management (DEM)	Master of Social Work (MSW)
Doctor of Public Administration (DPA)	Master of Social Work - Advanced Standing
Doctor of Social Work (DSW)	Bachelor of Science (BS) in Criminal Justice
Master of Science in Criminal Justice

Nursing and Health Sciences
Doctor of Health Administration (DHA)	Master of Science in Nursing (MSN)
General Health Administration	Care Coordination (FlexPath option available)
Health Care Leadership	Nursing Education (FlexPath option available)
Health Care Quality & Analytics	Nursing Information (FlexPath option available)
Health Policy and Advocacy	Nursing Leadership and Administration (FlexPath option available)
Doctor of Public Health (DrPH)	RN-to-MSN Care Coordination (FlexPath option available)
Doctor of Nursing Practice (DNP)	RN-to-MSN Nursing Education (FlexPath option available)
Master of Health Administration (MHA)	RN-to-MSN Nursing Informatics (FlexPath option available)
General Health Administration (FlexPath option available)	RN-to-MSN Nursing Leadership and Administration (FlexPath option available)
Health Care Informatics (FlexPath option available)	Bachelor of Science in Health Care Administration
Health Care Leadership (FlexPath option available)	Health Information Management (FlexPath option available)
Health Care Operations	Leadership (FlexPath option available)
Master of Public Health (MPH)
Bachelor of Science (BS) in Public Health
Bachelor of Science in Nursing (BSN) (FlexPath option available)

Psychology
Doctor of Philosophy in Psychology	Master of Science in Psychology
Addiction Psychology	Applied Behavior Analysis
Behavior Analysis	Child and Adolescent Development (FlexPath option available)
Developmental Psychology	Education Psychology (FlexPath option available)
Educational Psychology	Evaluation, Rearch, and Management
General Psychology	General Psychology (FlexPath option available)
Industrial/Organizational Psychology	Industrial/Organizational Psychology (FlexPath option available)
Doctor of Psychology (PsyD)	Leadership Coaching Psychology
Clinical Psychology	Sport Psychology (FlexPath option available)
Doctor of Psychology (PsyD) in School Psychology	Bachelor of Science in Psychology
Master of Science in Clinical Psychology	General Psychology (FlexPath option available)
Applied Research	Bachelor of Science in Psychology Pre-Counseling
Clinical Counseling
Forensic

Business and Technology
Doctor of Business Administration (DBA)	Doctor of Philosophy in Information Technology
Accounting	General Information Technology
Business Intelligence	Information Assurance and cybersecurity
Global Operations and Supply Chain Management	Information Technology Education
Human Resource Management	Project Management
Information Technology Management	Master of Science in Human Resources Management
Leadership	General Human Resource Management
Project Management	Master of Science in Analytics
Strategy and Innovation	Master of Science in Information Assurance and Cybersecurity
Doctor of Philosophy in Business Management	Digital Forensics
Accounting	Health Care Security
General Business Management	Network Defense
Human Resource Management	Master of Science in Information Technology
Information Technology Management	Analytics
Leadership	Cybersecurity
Project Management	Enterprise Networks and Cloud Computing
Strategy and Innovation	General Information Technology
Master of Business Administration (MBA)	Project Management
Self-Designed (FlexPath option available)	Bachelor of Science in Business
Health Care Management (FlexPath option available)	Accounting (FlexPath option available)
Human Resource Management (FlexPath option available)	Business Administration (FlexPath option available)
Project Management (FlexPath option available)	Finance
Doctor of Information Technology (DIT)	Health Care Management (FlexPath option available)
General Information Technology	Human Resource Management (FlexPath option available)
Information Assurance and Cybersecurity	Management and Leadership (FlexPath option available)
Information Technology Education	Marketing
Project Management	Project Management (FlexPath option available)
Bachelor of Science (BS) in Information Technology
General Information Technology (FlexPath option available)
Health Information Management
Information Assurance and Cybersecurity (FlexPath option available)
Project Management (FlexPath option available)
Software Development

Counseling and Human Services
Doctor of Human Services (DHS)	Master of Science in Human Services
Advanced Program Evaluation and Data Analytics	Leadership and Organizational Management
Leadership and Organizational Management	Program Evaluation and Data Analytics
Doctor of Philosophy in Human Services	Social and Community Services
Multidisciplinary Human Services	Master of Science in Marriage and Family Counseling
Nonprofit Management and Leadership	General Marriage and Family Counseling
Social and Community Services	Master of Science in Clinical Mental Health Counseling
Doctor of Philosophy in Advanced Studies in Human Behavior	Master of Science in School Counseling
General Advanced Studies in Human Behavior
Doctor of Philosophy in Counselor Education and Supervision
General Counselor Education and Supervision
Master of Science in Addiction Studies

Education
Doctor of Education (EdD)	Doctor of Philosophy in Education (PhD)
Adult Education	Curriculum and Instruction
Curriculum and Instruction	Instructional Design for Online Learning
Educational Leadership and Management	K-12 Studies in Education
Performance Improvement Leadership	Leadership in Educational Administration
Personalized and Competency-Based Instruction	Leadership for Higher Education
Reading and Literacy	Nursing Education
Teacher Leader in K-12 Studies	Post-secondary and Adult Education
Teacher Leader in Digital Transformation	Professional Studies in Education
Education Specialist (EdS)	Special Education Leadership
Curriculum and Instruction	Master of Science in Education Innovation and Technology
Leadership in Educational Administration	Competency-Based Instruction
Personalized and Competency-Based Instruction	General Educational Technology
Reading and Literacy	Instruction in the 1:1 Environment
Teacher Leader in Digital Transformation	Personalized Learning
Teacher Leader in K-12 Studies	Professional Growth and Development
Master of Science in Higher Education	Master of Education (MEd) in Teaching and Learning (FlexPath option available)
Adult Education
Higher Education Leadership and Administration
Integrative Studies
Master of Science in Education
Curriculum and Instruction
Early Childhood Education
English Language Learning and Teaching
Instructional Design for Online Learning
K-12 Studies in Education
Leadership in Educational Administration
Reading and Literacy
Special Education Teaching
Training and Performance Improvement

Capella University's GuidedPath credit hour courses are offered on a quarterly academic schedule, which generally coincides with calendar quarters. Capella University offers new learners in most programs the flexibility to begin the first course in their program of study at the beginning of any month. These learners then enroll in subsequent courses on a regular quarterly course schedule. Depending on the program, learners generally enroll in one to two courses per quarter. Each course has a designated start date, and the majority of courses last for ten weeks.

To meet traditional Capella University best practices, GuidedPath learners typically need to access the online courseroom multiple times each week. However, the courses are developed to be taken asynchronously, so that learners can attend each course as it fits their weekly schedule. GuidedPath learners are required to respond to questions posed by the instructor, as well as comments made by other learners. This format provides for an interactive experience in which each learner is both encouraged and required to be actively engaged. Faculty are also required to have substantive engagement in each course each week. Additional learning activities may include reading, simulations, team projects and/or research papers. Capella University’s online format provides a digital record of learner interactions for the course instructor to assess learners’ levels of engagement and demonstration of required competencies. The course design also includes assessment of course competencies.

In the FlexPath model, learners’ demonstration of competencies is directly assessed by faculty when the learner submits an assessment. FlexPath learners set their own deadlines, demonstrate competencies via authentic assessment, and move through courses at their own speed, giving them an opportunity to accelerate or slow down to meet their learning needs and schedule demands.

The primary exception to Capella University’s online format is for doctoral learners and for certain master’s degree candidates pursuing professional licenses. These learners participate in periodic residencies, year-in-residencies, and supervised practica and internships as a complement to their courses. Residencies typically last from three to 42 days and are required, on average, once per year for learners in applicable programs. The supervised practica and internships vary in length based on the program in which the learner is enrolled.

Capella University also offers certificate programs, which consist of a series of courses focused on a particular area of study, for learners who seek to enhance their skills and knowledge. Online certificate courses can be taken to prepare for a graduate degree program or on a stand-alone basis. The duration of certificate programs ranges from two quarters to approximately two years.

Faculty

Capella University hires faculty who have teaching and/or practitioner experience in their particular discipline and possess significant and appropriate academic credentials. The faculty consists of full-time academic administrators, faculty chairs, core faculty and part-time faculty. The full-time academic administrators’ primary responsibilities are to monitor the quality and relevance of curricula, to recruit and manage teaching faculty, and to maintain standards of accreditation. Faculty chairs supervise the faculty in their respective specializations. Core faculty and part-time faculty teach courses, serve on curriculum or other relevant committees, work on curriculum development in their areas of expertise, and serve as comprehensive exam and dissertation mentors to doctoral learners.

None of Capella University’s employees are a party to any collective bargaining or similar agreement with Capella University. Prior to offering a teaching assignment, Capella University provides significant training to new faculty members, including an online development program focused on the Capella University way of effective online teaching, its educational philosophy, teaching expectations and its online platform. In addition, professional development and training is provided for all faculty members on an ongoing basis. To evaluate the performance of faculty members, courseroom activity is regularly monitored and assessments are made with respect to both learner satisfaction with the courseroom experience and learner performance against course outcomes.

Organization of Capella University

Overall academic and business decisions of Capella University, including review of the annual financial budget, are directed by its Board of Directors. The Board of Directors consists of Dr. Eric Jolly, Chairman, and currently nine other members. Capella University’s By-Laws prescribe that a majority of members be independent from Capella University and the Company to assure independent oversight of all academic programs and services. Of the ten members, seven are independent.

Within the academic, strategic and financial parameters set by the Board of Directors, Capella University is managed on a daily basis by the Capella University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Directors and is supported in this function by senior administrative officers, including the Chief Academic Officer and Vice President of Academic Affairs of Capella University. The majority of Capella University’s operations are centralized within the President’s Office or Capella University’s senior administrative staff offices.

Outreach

Capella University engages in a range of relationship-based marketing activities to build the Capella brand, differentiate it from other educational providers, increase awareness and consideration with prospective learners, generate inquiries for enrollment, and stimulate referrals from current learners and graduates. These marketing activities may include Internet, television, print, radio, email, social media and direct mail advertising campaigns. Other marketing activities include supportive outreach to current learners, participation in seminars and trade shows, and development of key marketing relationships with corporate, healthcare, armed forces, government, and educational organizations. Online advertising (display, social, mobile, search and through aggregators) currently generates the largest volume of inquiries from prospective learners.

Student Profile

As of December 31, 2018, Capella University enrollment was 38,409 learners. Of the Capella University learners who responded to the demographic survey, approximately 79% were female, and approximately 50% were people of color. Capella University’s learner population is geographically distributed primarily throughout the United States.

The following summarizes Capella University learners as of December 31, 2018:

	Number of	Percentage of
Program	learners	total learners
Doctoral	8,924	23%
Master's	17,978	47%
Bachelor's	10,364	27%
Other	1,143	3%
Total	38,409	100%

Student Admissions

Capella University’s admission process is designed to offer access to prospective learners who seek the benefits of a post-secondary education while providing feedback to learners regarding their ability to successfully complete their chosen program. Prior to the first course in their program of study, learners are generally required to complete an orientation to online education and a skills assessment, the results of which help develop an understanding of the specific needs and readiness of each individual learner. Learners must successfully complete the first course in their program of study to continue their education.

Learners enrolling in bachelor’s programs must have a high school diploma or a GED and demonstrate competence in writing and logical reasoning during the first course of their program of study. Additionally, applicants to undergraduate programs who do not have transferable credits from an accredited higher education institution are required to pass assessments in writing and reading prior to acceptance into the program. Learners enrolling in graduate programs must have the requisite undergraduate academic degree from an accredited institution and a specified minimum grade point average. In addition to standard admission requirements, Capella University requires applicants to some programs to provide additional application material and information, and/or interview with, and be approved by faculty.

Tuition and Fees

Capella University's overall tuition rates vary by discipline, length of program, and degree level.

Learners in the GuidedPath credit hour programs are charged tuition on a per course or per term basis. Per course prices vary by discipline, number of credit hours, and degree level. Per course prices for bachelor's level GuidedPath credit hour programs ranged from approximately $1,000 to $2,400 for both the 2018-2019 academic year (the academic year that began in July 2018) and the 2017-2018 academic year (the academic year that began in July 2017). Per course prices for master's level GuidedPath credit hour programs ranged from approximately $1,700 to $3,300 for the 2018-2019 academic year, and from $1,500 to $2,800 for the 2017-2018 academic year. Per course prices for doctoral level GuidedPath credit hour programs ranged from approximately $2,400 to $4,700 for the 2018-2019 academic year and from $2,500 to $4,100 for the 2017-2018 academic year.

Learners in select doctoral programs are charged tuition at a fixed quarterly amount, regardless of the number of courses for which the learner registers. Quarterly tuition rates ranged from approximately $4,300 to $4,900 per quarter for the 2018-2019 academic year and from $4,300 to $4,800 per quarter for the 2017-2018 academic year.

Tuition for FlexPath master's and bachelor's programs is priced at a flat, fixed amount for each 12-week subscription period. There is no maximum course load during each subscription period; however, a maximum of two FlexPath courses can be taken at any one time. Tuition for bachelor's level FlexPath programs ranged from $2,400 to $3,000 per 12-week subscription period in the 2018-2019 academic year, and from $2,300 to $2,700 per 12-week subscription period in the 2017-2018 academic year. Tuition for master's level FlexPath programs ranged from $2,300 to $2,700 per 12-week subscription period for the 2018-2019 academic year and from $2,100 to $2,500 per 12-week subscription period for the 2017-2018 academic year.

“Other” in the preceding enrollment table primarily includes learners enrolled in certificate programs. Learners in credit hour certificate programs are charged tuition on a per course basis, which varies by discipline and the number of credit hours. Per course prices for certificate programs ranged from approximately $1,000 to $4,400 for the 2018-2019 academic year and from $1,000 to $4,200 for the 2017-2018 academic year. Tuition for FlexPath certificate programs ranged from $2,100 to $2,700 per 12-week subscription period for the 2018-2019 academic year and from $2,100 to $2,500 per 12-week subscription period for the 2017-2018 academic year.

Year-over-year tuition increases are specific to the program or specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. Capella University implemented a weighted average tuition increase of approximately 2% for the 2018-2019 academic year. These program costs will vary by learner based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned.

Capella University offers scholarships and tuition discounts, under a variety of different programs, to members of the armed forces and in connection with various corporate, healthcare, federal and educational marketing relationships, for example:

•U.S. armed forces relationships and discount program available to all members of the U.S. armed forces, including active duty members, veterans, National Guard members, reservists, civilian employees of the Department of Defense and immediate family members of active duty personnel.

•Corporate, healthcare and federal relationships with more than 500 large and mid-size organizations.

•Educational relationships that encourage graduates of nearly 300 community colleges to enroll in Capella University undergraduate programs and faculty and administrators to enroll in Capella University graduate programs.

As of December 31, 2018, approximately 28% of Capella University learners received a discount in connection with these programs.

Throughout the past several years, Capella University expanded and refined its offering of learner success scholarships under a variety of different programs to promote affordability and encourage learners to remain enrolled. Learners must meet admission requirements and enroll and apply within certain timeframes to receive the scholarships, which are generally awarded over a period of four to eight consecutive quarters. As of December 31, 2018, approximately 18% of Capella University learners were awarded a scholarship.

Career Development Services

Career counseling, job search advising, and career management support is provided by staff to all Capella University learners and alumni. Capella University career counselors interact with learners and alumni via email, telephone, and online seminars to assist with career-related activities such as resume development; curriculum vitae and cover letter development; interview preparation; effective job search strategies; and career advancement efforts. The Career Center’s online iGuide resources help learners gather occupational information and trends, access job postings, and view sample job search documents. Counselors also assist with prospective learners’ selection of the Capella University program and specialization that best suits their professional aspirations.

Non-Degree Programs

The Company’s Non-Degree Programs are provided by DevMountain, Hackbright, Sophia and NYCDA. These programs provide workers and their employers with access to courses and trainings focused on software development, general education and other high demand job-ready skills over a shorter time period as compared to the degree programs.

DevMountain is a software development school with locations in Provo and Salt Lake City, Utah; Dallas, Texas; and Phoenix, Arizona. DevMountain’s primary offerings are on-site, 12-week immersive programs in Web Development, iOS Development, and UX Design. The programs include instructor-led sessions, guest lectures, presentations and learning activities in the mornings, followed by afternoon labs and group projects. Throughout the program and beyond course hours, learners have access to DevMountain’s dedicated student success and employer relations teams as well as instructors and mentors. DevMountain does not participate in Title IV programs.

Hackbright is a San Francisco-based software engineering school for women with a mission to close the gender gap in the high-demand software engineering space. Hackbright’s core offering is an on-site, 12-week immersive software development program known as the “Fellowship Program.” Learners spend the first half of the program primarily in lecture-based learning combined with labwork, in which learners collaborate in pairs to build their programming knowledge. In the second half of the program, lectures continue, while the labwork gives way to more advanced project-based work, and the program concludes with an intense focus on career planning. Throughout the program, Hackbright supplements the learning experience with field trips to technology companies, exposing learners to various technologies and career possibilities, as well as a series of networking events. Hackbright provides a high level of support and guidance, including assigned mentors who provide the learner with support and technical advice, and an advisor who guides the learner through the program. Hackbright also engages employers through placement agreements, in which Hackbright earns a placement fee in exchange for providing access to, and facilitating the transition of alumnae into employment at companies seeking in-demand, qualified female software engineers. Hackbright does not participate in Title IV programs.

Sophia is an innovative learning company offering a variety of low-cost, self-paced, competency-based online learning courses, which are eligible for transfer into credit at over 2,000 colleges and universities. Sophia does not participate in Title IV programs.

NYCDA is a New York City-based provider of non-degree web and application software development courses. NYCDA does not participate in Title IV programs.

Employees

As of December 31, 2018, Strategic Education, Inc. had a total of 3,017 full-time employees, including 397 full-time faculty members and 2,620 non-faculty staff. Full-time faculty members teach on average 4-5 courses per quarter. The balance of classes are taught by adjunct faculty who normally teach 1-2 courses per academic quarter. Although we had approximately 3,030 adjunct faculty throughout the year, not all of them teach every quarter. In the 2018 fall quarter, approximately 25% of our courses were taught by full-time faculty. Because we are not research universities, all faculty members are expected to spend their time teaching and advising students. In addition to our faculty, our non-faculty staff, including 141 part-time employees, serve in the areas of information systems, financial aid, recruitment and admissions, student administration, marketing, human resources, corporate accounting, and other administrative functions.

Strategic Education, Inc. Executive Officers

For a description of Strategic Education, Inc.’s senior management, see the biographical information set forth in Item 10 below.

Intellectual Property

In the ordinary course of business, we develop many kinds of intellectual property that are or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. Such intellectual property includes, but is not limited to, our courseware materials for classes taught online or other distance-learning means and business know-how and internal processes and procedures developed to respond to the requirements of our operations and various education regulatory agencies. In many instances, our course content is produced for us by faculty and other content experts under work for hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, we license course content from third parties on a royalty fee basis.

We also claim rights to certain marks and have obtained or have pending applications in the U.S. and select foreign jurisdictions for registration of the marks, including the marks “STRAYER” and “CAPELLA” for educational services, and certain other distinctive logos, along with various other trademarks, service marks and domain names related to our offerings.

Regulation

Regulatory Environment

As regionally accredited institutions of higher education operating in multiple jurisdictions, Strayer University and Capella University are subject to accreditation rules and varying state licensing and regulatory requirements. In addition, the Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various Title IV programs, including Strayer University and Capella University, to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the institutional accrediting agencies recognized by the U.S. Secretary of Education (“Secretary of Education”); (2) state education regulatory bodies; and (3) the federal government through the Department of Education. Our business activities are planned and implemented to achieve compliance with the rules and regulations of the state, regional and federal agencies that regulate our activities. We have established regulatory compliance and management systems and processes under the oversight of our Chief Financial Officer and our General Counsel that are designed to meet the requirements of this regulatory environment. The regulations, standards, and policies of these regulatory agencies are subject to frequent change. NYCDA, Hackbright Academy, and DevMountain are subject to certain state regulatory requirements, but are not accredited and do not participate in Title IV programs.

The November 2016 and November 2018 federal elections brought a new President and Congress, respectively, and we cannot predict the actions that the Administration or new Congress may take or their effect on Strayer University, Capella University, or the Company. Among other things, the new Congress may reauthorize the Higher Education Act and adopt, repeal or amend other legislation affecting higher education institutions. The new Congress or Administration may also delay, block, modify, or eliminate certain Title IV and other regulations applicable to higher education institutions, or the Administration may promulgate new regulations upon culmination of current negotiated rulemaking processes, or otherwise. In addition, the Administration may interpret, apply, and enforce Title IV and other regulations in a manner different from past guidance and practice.

Department of Education

To be eligible to participate in Title IV programs, Strayer University and Capella University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it is physically located and maintain institutional accreditation by a recognized accrediting agency, as discussed below. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. For purposes of Title IV programs, Strayer University and all of its campuses are considered to be single institutions of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. Capella University is also considered to be a single institution of higher education. On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021. As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022.

Accreditation

Accreditation is a system for recognizing educational institutions and programs for integrity, educational quality, faculty, physical resources, administrative capability, and financial stability that signifies that they merit the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, conduct peer-review evaluations of institutions and programs, and publicly designate those institutions and programs that meet their standards. Accredited institutions or programs are subject to periodic review by accrediting bodies to determine whether such institutions or programs continue to maintain the performance, integrity, and quality required for accreditation. If an institution’s or program’s performance does not meet its accrediting agency’s (or other regulator’s) expectations or applicable standards, then its operations may be conditioned, severely constrained, or even curtailed, depending on the severity of the noncompliance.

Accreditation is an important attribute of Strayer University and Capella University. Colleges and universities depend on accreditation to evaluate transferability of credit and applications to graduate schools. Employers rely on the accreditation status of institutions when evaluating a candidate’s credentials or considering tuition reimbursement programs. Students rely on accreditation status for assurance that an institution maintains quality educational standards.

In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Secretary of Education. The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. In June 2017, NACIQI renewed its recognition of Middle States for six months and required Middle States to demonstrate compliance with certain requirements. NACIQI reviewed Middle States at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. NACIQI also reviewed the Higher Learning Commission at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. If an institutional accreditor loses recognition by the Secretary of Education, an institution may be allowed to continue its participation in Title IV programs on a provisional basis for a period not to exceed 18 months to allow the institution to seek accreditation from another recognized accrediting agency. An institution that does not become accredited by another recognized accreditor within 18 months will lose Title IV eligibility.

Strayer University

Strayer University has been institutionally accredited since 1981 by Middle States, a regional accrediting agency recognized by the Secretary of Education. Middle States is the same accrediting agency that accredits such universities as Georgetown University, Columbia University, the University of Maryland, and other degree-granting public and private colleges and universities in its region.

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

In 2000, the agencies that accredit higher education institutions in various regions of the United States adopted a Policy Statement on Evaluation of Institutions Operating Interregionally. Under that policy, both the home regional accreditor and the host regional accreditor cooperate to evaluate an institution that delivers education at a physical site in the host accreditor’s region. Although the home region is solely responsible for final accreditation actions, as Strayer University opens and operates campuses in regions outside Middle States’ region, the host regional accreditors may elect to participate in the accreditation process of such expansion operations.

In addition to institutional accreditation, Strayer University has obtained specialized or programmatic accreditation, or professional recognition, from the following organizations for specific programs: the Accreditation Council for Business Schools and Programs (“ACBSP”), the Society for Human Resource Management (“SHRM”), the National Security Agency’s Committee on National Security Systems, and the Teacher Education Accreditation Council (“TEAC”), which was recently consolidated with the National Council for Accreditation of Teacher Education to form the Council for the Accreditation of Educator Preparation (“CAEP”). The baccalaureate degree program in nursing at Strayer University is accredited by the Commission on Collegiate Nursing Education (“CCNE”).

Capella University

Capella University has been institutionally accredited since 1997 by the Higher Learning Commission, a regional accrediting agency recognized by the Secretary of Education. In January 2015, Capella University’s accreditation with the Higher Learning Commission was reaffirmed. The reaffirmation enables Capella University to continue to participate in Title IV programs. The next reaffirmation of accreditation is scheduled to take place in 2022-2023.

The Higher Learning Commission is the same accrediting agency that accredits such universities as Northwestern University, the University of Chicago, the University of Minnesota and other degree-granting public and private colleges and universities in its region.

The Higher Learning Commission is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, the Higher Learning Commission in August 2016 adopted policy changes which include giving the Commission more discretion to designate institutions to be in "financial distress” or under "government investigation.” Receipt of these designations could affect future accreditation status and eligibility for Title IV aid under the Department of Education’s new “financial responsibility” triggers. While the Company believes its strong reputation and compliance record will continue to place it in favorable standing under the new policy, there is sufficient breadth and discretion within the policy such that government investigation, litigation, or financial or other circumstances could result in an impact to our business from the application of the policies. In addition, in November 2017, the Higher Learning Commission announced policy changes to become effective September 1, 2019, mandating certain recruitment, admissions and related institutional practices, as well as guidelines for shared services relationships that took effect immediately.

In addition to institutional accreditation, Capella University has obtained specialized or programmatic accreditation, or professional recognition, for specific programs including from the following organizations: Computing Accreditation Commission of the Accreditation Board for Engineering and Technology (“ABET”); Accreditation Council for Business Schools and Programs (“ACBSP”); Council for Accreditation of Counseling and Related Programs (“CACREP”); Council for the Accreditation of Educator Preparation (“CAEP”); Commission on Accreditation for Marriage and Family Therapy Education (“COAMFTE”); Council on Social Work Education (“CSWE”); Project Management Institute - Global Accreditation Center for Project Management (“PMI-GAC”); the Society for Human Resource Management (“SHRM”). The BSN, MSN, and DNP degree programs at Capella University are accredited by the Commission on Collegiate Nursing Education (“CCNE”).

Shared Services Agreements

As part of the Merger, Strategic Education, Inc. entered into shared services agreements with both Universities to provide certain services, including but not limited to finance, legal, human resources, information technology, and marketing. The services are governed by Master Services Agreements, which provide, among other things, for oversight of the services by the governing boards of each University. The Company continues to look for additional opportunities to provide shared services to the two Universities, and believes that the agreements meet all regulatory and accreditation standards, including the Higher Learning Commission policy discussed above.

State Education Licensure

Licensure of Physical Campuses

The Higher Education Act and certain state laws require Strayer University and Capella University to be legally authorized to provide educational programs in the states in which the Universities are physically located or otherwise have a physical presence as defined by the state. Strayer University is authorized to offer programs by the applicable educational regulatory agencies in all states where Strayer’s physical campuses are located. Strayer University is dependent upon the authorization of each state where Strayer is physically located to allow the University to operate and to grant degrees, diplomas, or certificates to students in those states. Strayer University is subject to extensive regulation in each jurisdiction in which campuses are located, including in 2018: Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Washington, D.C.

Capella University is registered as a private institution with the Minnesota Office of Higher Education (“MOHE”) pursuant to Minnesota Statute sections 136A.61-131A.71, as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota, and as required by the Higher Education Act to participate in Title IV programs.

Strayer University and Capella University will be subject to similar extensive regulation in those additional states in which we may expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce educational programs or establish new campuses.

On October 29, 2010, the Department of Education adopted new regulations, effective July 1, 2011, that set new requirements on states for their authorization of schools for purposes of Title IV eligibility. We believe that every state above in which the Universities are authorized has processes in place that comply with these requirements.

Hackbright Academy is licensed to operate in the State of California by the Bureau for Private Post-secondary Education (“BPPE”). DevMountain is registered as a Post-Secondary Proprietary School with the Utah Department of Commerce, Division of Consumer Protection, and received a Certificate of Approval from the Texas Workforce Commission, Career Schools and Colleges, and has received a conditional license by the Arizona State Board for Private Post-secondary Education.

Licensure of Online Programs

The increasing popularity and use of the internet and other technology for the delivery of education has led, and may continue to lead, to the adoption of new laws and regulatory practices in the United States or foreign countries or to the interpretation of existing laws and regulations to apply to such services. These new laws and interpretations may relate to issues such as the requirement that online education institutions be licensed as a school in one or more jurisdictions even where they have no physical location. New laws, regulations, or interpretations related to doing business over the internet could increase the Universities’ cost of doing business, affect the Universities’ ability to increase enrollments and revenues, or otherwise have a material adverse effect on our business.

On December 19, 2016, the Department issued final regulations addressing state authorization of distance education, which were scheduled to become effective on July 1, 2018. These regulations include, among other things, the requirement that an institution offering Title IV-eligible distance education or correspondence courses be authorized by each state in which the institution enrolls students, if such authorization is required by the state. Institutions may obtain such authorization directly from the state or (except in California) through a state authorization reciprocity agreement. A state authorization reciprocity agreement is defined as an agreement between two or more states that authorizes an institution located and legally authorized in a state covered by the agreement to provide post-secondary education through distance education or correspondence courses to students in other states covered by the agreement and does not prohibit a participating state from enforcing its own laws with respect to higher education. The regulations also require institutions to document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses for each state in which such students reside.

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

On July 3, 2018, the Department announced an additional two-year delay, to July 2020, for implementation of the state authorization rules for distance and correspondence programs. On August 23, 2018, several plaintiffs filed a lawsuit in federal court claiming that the Department’s delay of the rules was unlawful under the federal Administrative Procedure Act, and a federal court has scheduled a hearing to consider the parties’ motions for summary judgment on April 11, 2019. We cannot predict the outcome of that litigation. On July 31, 2018, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations on, among other things, state authorization, to address requirements related to programs offered through distance education or correspondence courses, including disclosures about such programs to enrolled and prospective students and other state authorization issues. Rulemaking began in January 2019 and is set to conclude in April 2019. We cannot predict what related regulations will be proposed or ultimately adopted.

Beginning July 1, 2017, California required out-of-state private post-secondary educational institutions that offer distance education to California residents to register with the Bureau for Private Postsecondary Education, and Strayer University and Capella University have filed BPPE registration applications and received confirmation of the registration.

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

SARA is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state, while also facilitating more effective and efficient oversight and monitoring processes nationally for the benefit of states and institutions. On March 6, 2015 and December 2, 2016, respectively, Capella and Strayer Universities became participants in SARA. As participants in SARA, the Universities may offer online courses and other forms of distance education to students in any participating SARA state in which the Universities do not have a physical location or a physical presence as defined by the state without having to seek any new state institutional approval beyond their home states (Minnesota and Washington, D.C., respectively). The Universities’ home states, in turn, will continually monitor the institution’s compliance with SARA standards. With this initiative, the Universities will be able to expand distance education offerings with increased consistency and ease. The only state that does not now participate in SARA is California.

The reciprocity agreement does not affect university operations that constitute a physical presence in a particular state, and the Universities will continue to follow individual state regulations for on-ground campuses and activities. To the extent that such approval is required by state law, the Universities also must obtain approval from each state that is not a SARA member (currently only California) if the Universities seek to enroll students from those states in the Universities’ distance education programs. At this time, SARA does not deal with professional licensing board approval for programs leading to state licensing in fields such as nursing, teacher education, psychology, and the like, and the Universities must seek such approvals on a state-by-state basis, as needed.

Other Approvals

Strayer University and Capella University are approved by appropriate authorities for the education of active duty military personnel and qualifying family members, veterans and members of the selected reserve and their spouses and dependents, as well as for the rehabilitation of veterans. In addition, Strayer University is authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements. The U.S. Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors. Strayer University is also authorized to participate in state financial aid programs in Pennsylvania, Florida, and Vermont. Capella University is authorized to participate in the Minnesota GI Bill program.

State Professional Licensure

States have specific requirements that an individual must satisfy in order to be licensed as a professional in a specified field. Capella University graduates often seek to obtain professional licensure in their chosen fields following graduation because it will enhance employment opportunities or they are legally required to do so for employment purposes. Their success in obtaining licensure depends on several factors, including each individual’s personal and professional qualifications as well as other factors related to the degree or program completed, such as:

•	Whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;

•	Whether the program from which the learner graduated and the curriculum completed meets all state requirements; and

•	Whether the institution and/or the specific program is accredited.

Professional licensure requirements can vary by state and may change over time. Capella University has a team dedicated to professional licensure that works directly with learners. The licensure team develops and maintains extensive resources to inform learners of unique state licensing requirements prior to enrollment and throughout their program. The University’s catalog and websites also describe the requirements for obtaining professional licensure, paired with specific disclaimers that reiterate learner responsibility for licensure outcomes.

Capella’s licensure team works directly with licensing authorities to try to resolve barriers to licensure for its alumni. The team also assists alumni with exploring alternative options to achieve licensure, including completing additional coursework at Capella or at another institution.

Capella University makes no representation, warranty or guarantee that successful completion of the course of study will result in the learner obtaining the necessary licensure or certification. Compliance with state or professional licensure or certification requirements is the learner’s sole responsibility.

Financing Student Education

Students finance their education at Strayer University and Capella University in a variety of ways, and historically about three quarters of students participated in one or more Title IV programs. Many financial aid programs are designed to assist eligible students whose financial resources are inadequate to meet the cost of education. With these programs, financial aid is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending a program of study and the amount a student reasonably can be expected to contribute to those expenses. All recipients of federal student financial aid must maintain a satisfactory grade point average (“GPA”) and progress in a timely manner toward completion of a program of study.

In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts. Eligible students at Strayer University or Capella University may participate in educational assistance programs administered by the U.S. Department of Veterans Affairs (“VA”) (and related state agencies), the U.S. Department of Defense (“DOD”), and various private organizations. Eligible students at Strayer University may also participate in educational assistance programs administered by the Commonwealth of Pennsylvania, the State of Florida, and the State of Vermont. Some Capella University students may qualify to participate in the Minnesota GI Bill program.

Under the Post-9/11 Veterans Educational Assistance Act of 2008 (as amended), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of $23,672 for non-public domestic institutions for 2018-2019. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend of $825 per month, half the amount available to students attending certain classroom-based programs or programs that combine classroom learning and distance learning.

On August 16, 2017, the President signed into law the Harry W. Colmery Veterans Educational Assistance Act of 2017, commonly known as the “Forever GI Bill”. The law makes several changes to the administration of VA education benefits. Among other things, for service members who left the military after January 1, 2013, the bill removes the requirement that they use their Post-9/11 GI Bill benefits within 15 years after their last 90-day period of active-duty service. The bill also alters the way the VA calculates eligibility for VA education benefits by providing additional benefits to service members with at least 90 days but less than six months of active-duty service. Additionally, the bill will restore VA education benefits to students who were enrolled in schools that closed after January 2015 if their credits did not transfer.

Strayer University and Capella University participate in DOD military tuition assistance programs under a  Memoranda of Understanding (“MOU”). Strayer University’s MOU was executed on September 5, 2014. Capella University’s MOU was executed on October 7, 2014. Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the DOD military tuition assistance programs. Under the Memorandum of Understanding, the Universities agree to comply with DOD rules and procedures regarding the receipt of tuition assistance on behalf of active duty military personnel (and qualifying family members) in attendance at the University.

Title IV Programs

Strayer University and Capella University maintain eligibility for their students to participate in the following Title IV programs:

•	Federal Grants. Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors.

•

Campus-Based Programs. The campus-based Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Perkins Loan, and the Federal Work-Study Program. Neither Strayer University nor Capella University actively participates in the Federal Perkins Loan program, which expired on September 30, 2017. In addition, Strayer University does not actively participate in the Federal Work-Study Program.

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

Federal Financial Aid Regulation

To be eligible to participate in Title IV programs, Strayer and Capella Universities must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. As part of those participation standards, the Department of Education determines whether, among other things, the institution meets certain standards of administrative capability and financial responsibility. The institutions must also follow extensive Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. Some of the key provisions regarding institutional eligibility and processing federal financial aid are described below.

Program Participation Agreement

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with provisional certification through December 31, 2022.

Provisional Certification

In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for up to three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement, which typically require approval by the Department of Education for establishment of an additional location, increase in the level of academic offering, and addition of any educational program (including degree, non-degree, or short-term training programs) before awarding or disbursing Title IV aid to students enrolled at such a location or in such a program. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education revoke eligibility during the provisional period, the institution may request reconsideration and the Secretary of Education’s decision whether or not revocation is warranted constitutes final agency action. Strayer University is operating under full certification. Consistent with standard procedure following a change of control, Capella University is operating under provisional certification.

Administrative Capability

Department of Education regulations specify extensive criteria by which an institution must establish that it has the requisite administrative capability to participate in Title IV programs. To meet the administrative capability standards, an institution, among other things, must: (1) comply with all applicable Title IV program regulations; (2) have cohort default rates below specified levels; (3) have acceptable methods for defining and measuring the satisfactory academic progress of its learners; (4) have various procedures in place for safeguarding federal funds; (5) not be, and not have any principal or affiliate who is, debarred or suspended from federal contracting or engaging in activity that is cause for debarment or suspension; (6) submit in a timely manner all reports and financial statements required by the regulations; and (7) not otherwise appear to lack administrative capability.

If an institution fails to satisfy any of these criteria or any other Department of Education regulation, the Department of Education may:

•	Require the repayment of Title IV funds;

•

Transfer the institution from the Department of Education’s advance system of receiving Title IV program funds to its reimbursement system, under which an institution must disburse its own funds to learners and document the learners’ eligibility for Title IV program funds before receiving such funds from the Department of Education;

•	Place the institution on provisional certification status; or

•	Commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

Financial Responsibility

The Higher Education Act and Department of Education regulations establish extensive standards of financial responsibility that institutions such as Strayer and Capella Universities must satisfy in order to participate in Title IV programs. These standards generally require that an institution provide the services described in its official publications and statements, properly administer Title IV programs in which it participates, and meet all of its financial obligations, including required refunds and any repayments to the Department of Education for debts and liabilities incurred in programs administered by the Department of Education.

Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. For both of the Universities, the Department evaluates financial responsibility at the parent level, based on review of SEI’s financial statements. We have applied the financial responsibility standards to our financial statements as of and for the year ended December 31, 2018, and based on our calculated composite score and other relevant factors, we believe we meet the Department of Education’s financial responsibility standards.

On November 1, 2016, the Department of Education released a new regulation, which was scheduled to take effect July 1, 2017, which would make significant changes to the financial responsibility criteria. Under the final regulation, an institution may no longer be considered financially responsible if one or more of a list of “triggering events” occurs. The Department of Education would automatically determine that an institution is not financially responsible if, among other things, the institution receives certain warnings from the SEC, fails to file required reports in a timely manner, or has a cohort default rate of 30% or greater for each of the two most recent official calculations. The Department of Education would also determine that an institution is not financially responsible if certain triggering events, such as a lawsuit against the institution, an accrediting agency’s requirement that the institution submit a teach-out plan, or potential loss of Title IV eligibility for gainful employment programs, result in the institution’s recalculated composite score to be less than 1.0. The Department of Education could also invoke certain “discretionary” triggering events, such as citation by a state agency or accrediting agency for failure to satisfy the agency’s standards, to determine that an institution is not financially responsible. The Department announced a series of delays to the implementation of the regulation until July 1, 2019, but following a judge’s decision in related litigation, the regulations went into effect as of October 16, 2018. On July 31, 2018, the Department published a notice of proposed rulemaking that, among other things, would amend the Department’s financial responsibility provisions in several respects. The proposed rules would identify certain conditions or events that have or may have an adverse material effect on the institution’s financial condition, in response to which the Department would or could require that the institution submit some form of financial protection. We cannot predict what regulations ultimately will be adopted.

Student Loan Defaults

The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or FFEL Program loan during that year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2018, the Department of Education issued cohort default rates for federal fiscal year 2015.

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

An institution generally loses eligibility to participate in Title IV programs if its most recent cohort default rate is greater than 40%. Institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time undergraduate borrowers. Although Strayer University has not had a cohort default rate at or above 15% in any of the three most recent fiscal years, Strayer University voluntarily disburses Direct Loans in this manner.

Strayer University and Capella University’s official three-year cohort default rates for 2013, 2014, and 2015, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

			National Average
	Strayer University	Capella University	Proprietary Institutions
2015	10.6%	6.5%	15.6%
2014	13.2%	6.9%	15.5%
2013	11.3%	6.5%	15.0%

As part of the Universities’ compliance programs related to the cohort default rate, Strayer University and Capella University provide entrance and exit counseling to their students and engage the services of third parties to counsel students once they are in repayment status regarding their repayment obligations.

The 90/10 Rule

A requirement of the Higher Education Act, commonly referred to as the 90/10 Rule, applies only to proprietary institutions of higher education, which includes Strayer University and Capella University. Under this rule, a proprietary institution is prohibited from deriving more than 90% of its revenues (as revenues are computed under the Department of Education’s methodology) from Title IV funds on a cash accounting basis (except for certain institutional loans) for any fiscal year.

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

Using the statutory formula, Strayer University derived approximately 76.0% of its cash-basis revenues from Title IV program funds in 2017. Capella University derived approximately 75.5% of its cash-basis revenues from Title IV program funds in 2017. Our computation for 2018 has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.

The key components of non-Title IV revenue for Strayer University and Capella University are individual student payments, employer tuition reimbursement payments, veterans’ education benefits, military tuition assistance, vocational rehabilitation funds, private loans, state grants, and scholarships. In the past, certain members of Congress have proposed to revise the 90/10 Rule to count DOD tuition assistance and veterans’ education benefits along with Title IV revenue toward the 90% limit and to reduce the limit to 85% of total revenue. In the context of Higher Education Act reauthorization, other members of Congress recently have proposed legislation that would eliminate the 90/10 Rule. We cannot predict whether or how the recent changes in Administration and Congress will affect the 90/10 Rule.

Restrictions on Incentive Compensation

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

Failure to comply with the incentive payment rule could result in loss of certification to participate in federal student financial aid programs, limitations on participation in the federal student financial aid programs, or financial penalties. In June 2015, the Department of Education announced in a memorandum that it would revise its approach to measuring damages for noncompliance with the incentive payment prohibition. The Department of Education will calculate the amount of institutional liability based on the cost to the Department of the Title IV funds improperly received by the institution, including the cost to the Department of all Title IV funds received by the institution over a period of time if those funds were obtained through implementation of a policy or practice in which students were recruited in violation of the incentive payment prohibition. We believe we are in compliance with the regulation.

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. On October 31, 2014, the Department of Education published final regulations related to gainful employment. The regulation went into effect on July 1, 2015, with the exception of new disclosure requirements, which generally went into effect January 1, 2017, although some portions of those requirements have now been delayed until July 1, 2019. In addition, in early 2018, the Department convened a new negotiated rulemaking related to gainful employment. On August 14, 2018, the Department published a notice of proposed rulemaking which proposed rescinding the gainful employment regulations and updating the College Scorecard or a similar web-based tool to provide program-level outcomes for all higher education programs at all institutions that participate in the Title IV programs. Public comments were accepted through September 13, 2018, and the Department has indicated it is currently drafting final rules. We cannot predict what new regulations will ultimately be adopted.

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

In addition, a program that does not pass either of the debt-to-earnings metrics and that has an annual income rate between 8% and 12% or a discretionary income rate between 20% and 30% is considered to be in a warning zone. A program fails if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years or fails to pass at least one metric for four consecutive award years. The regulations provide a means by which an institution may challenge the Department of Education’s calculation of any of the debt metrics prior to loss of Title IV eligibility.

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

On January 8, 2017, Strayer and Capella Universities received their final 2015 debt-to-earnings measures. None of their programs failed the debt-to-earnings metrics. Two active Strayer University programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, were “in the zone,” and one active Capella University program, the Masters of Science in Marriage and Family Counseling/Therapy, was “in the zone.” Each of those three programs remains fully eligible unless (1) the program has a combination of zone and failing designations for four consecutive years, in which case it would become Title IV-ineligible in the fifth year; or (2) the program fails the metrics for two out of three consecutive years, in which case the program could become ineligible for the following award year. The Department has not yet released 2016 debt-to-earnings measures, and the Department has announced that because it no longer has a data-sharing agreement with the U.S. Social Security Administration to receive earnings data, the Department is currently unable to calculate the debt-to-earnings measures under the gainful employment regulations.

The current regulation also requires institutions annually to report student- and program-level data to the Department of Education and comply with additional disclosure requirements. Final regulations adopted by the Department of Education, which generally became effective on July 1, 2011, require an institution to use a template designed by the Department of Education to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter; total cost of the program; on-time graduation rate; job placement rate, if applicable; and the median loan debt of program completers for the most recently completed award year. The regulation that became effective July 1, 2015 expands upon those existing disclosure requirements, and institutions were required to comply with the new template by July 1, 2017. The Universities timely complied by posting information in the new template. On January 19, 2018, the Department of Education released the most recent version of the disclosure template, which institutions were required to adopt on or before April 6, 2018. On June 30, 2017, the Department of Education announced that it would allow institutions until July 1, 2018 to comply with certain disclosure requirements in the final regulations, including requirements to include a link to the disclosure template in promotional materials and to distribute directly a copy of the disclosure template to prospective students. On June 18, 2018, the Department of Education further delayed these disclosure requirements until July 1, 2019.

In addition, the gainful employment regulation requires institutions to certify, among other things, that each eligible gainful employment program is programmatically accredited if programmatic accreditation is required by a federal governmental entity or a state governmental entity of a state in which it is located or in which the institution is otherwise required to obtain state approval to offer the program in that state. Institutions also must certify that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. The Universities have timely made the required certification.

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

The requirements associated with the gainful employment regulations may substantially increase our administrative burdens and could affect our program offerings, student enrollment, persistence, and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs may be affected by factors beyond management’s control, such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and may adversely affect the reputation of our institutions.

Return of Federal Funds

Under the Higher Education Act’s return-of-funds provision, an institution must return Title IV funds to a Title IV program in a timely manner if a student received funds from that program, but did not earn them due to the student’s withdrawal from the institution. In order to determine if funds should be returned, the institution must first determine the amount of Title IV program funds that the student earned. If the student attends the institution, but withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. Strayer University and Capella University are required to measure the last day of attendance based on official attendance records, and “attendance” for online classes must include participation in an academically-related activity. The Universities’ systems allow for measurement on this basis. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date that the institution determines that a student withdrew.

If the funds are not returned in a timely manner, an institution may be subject to adverse action, including being required to submit an irrevocable letter of credit equal to 25% of the refunds the institution should have made in its most recently completed fiscal year. If late returns of Title IV program funds constitute 5% or more of students sampled in the institution’s annual compliance audit for either of its two most recently completed fiscal years, an institution generally must submit such a letter of credit payable to the Secretary of Education.

Misrepresentation

Under the Higher Education Act, the Department of Education may fine, suspend, or terminate an institution’s participation in Title IV programs if it engages in substantial misrepresentation of the nature of its educational program, its financial charges, or the employability of its graduates. The Department’s related regulations, which took effect July 1, 2011, set forth the types of activities that constitute misrepresentation and describe the adverse actions that the Department of Education may take if it finds that an institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution engaged in substantial misrepresentation. The rule specifies the types of statements that can subject the institution to liability for misrepresentation, as well as the nature and form of misleading statements. The rule provides that an institution may not describe the eligible institution’s participation in Title IV programs in a manner that suggests approval or endorsement of the quality of its educational programs by the Department of Education.

As part of the Department’s 2016 promulgation of the Borrower Defenses to Repayment regulation, the Department changed the definition of misrepresentation for Title IV regulations to include any statement that “has the likelihood or tendency to mislead under the circumstances.” The newly expanded definition also includes “any statement that omits information in such a way as to make the statement false, erroneous, or misleading.” This regulation was published on November 1, 2016 and was scheduled to take effect on July 1, 2017. The Department announced that it would delay implementation until July 1, 2019, but following a judge’s decision in related litigation, the regulations went into effect as of October 16, 2018. On July 31, 2018, the Department published a notice of proposed rulemaking that, among other things, revisits the definition of misrepresentation. We cannot predict what definition of misrepresentation ultimately will be proposed or adopted.

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

These defenses are asserted through claims submitted to the Department of Education, and the Department has the authority to issue a final decision. In addition, the regulation permits the Department to grant relief to an individual or group of individuals, including individuals who have not applied to the Department seeking relief. If a defense is successfully raised, the Department has discretion to initiate action to collect from an institution the amount of losses incurred based on the borrower defense. The regulation also amends the rules concerning discharge of federal student loans when a school or campus closes and prohibits pre-dispute arbitration agreements and class action waivers for borrower defense-type claims. On January 19, 2017, the Department of Education issued a final rule with request for comments, updating the hearing procedures for actions to establish liability against an institution of higher education and establishing procedures for recovery proceedings under the borrower defense regulations. Several times between June 2017 and February 2018, the Department of Education announced delays until July 1, 2019 of implementation of certain portions of the final regulations published in November 2016, including those portions of the regulations that establish a new federal standard and a process for determining whether a Direct Loan borrower has a defense to repayment of a Direct Loan based on an act or omission of an institution. However, in October 2018, a judge denied a request to delay implementation of portions of the regulations, and as a result the regulations went into effect as of October 16, 2018 and will remain in effect until such time as any new regulations developed under the current rulemaking process, described below, are effective. We are unable to predict the manner and effect of full implementation of the final regulations published in November 2016, including because their scope is broad and the Department has said it will issue guidance about its plans to implement the regulations while further rulemaking remains in progress.

On June 16, 2017, the Department of Education announced its intent to convene a negotiated rulemaking committee to develop proposed regulations related to borrower defense and to address certain other related matters. The negotiated rulemaking committee held meetings in November 2017, January 2018, and February 2018.

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

In addition, the proposed regulations would amend the Department’s financial responsibility provisions in several respects. The proposed rules would identify certain conditions or events that have or may have an adverse material effect on the institution’s financial condition, in response to which the Department would or could require that the institution submit some form of financial protection for the Department. The proposed rules would also update the Department’s composite score calculations to reflect recent changes in Financial Accounting Standards Board (“FASB”) accounting standards and provide a phase-in process to enable the Department to update its composite score regulations through additional negotiated rulemaking. The Department accepted public comments on the notice of proposed rulemaking through August 30, 2018. Capella University and Strayer University provided public comments on August 30. The Department did not publish the final rule by November 1, 2018, the date by which the Department’s master calendar rule dictates a final regulation must be published to take effect the following July. The Department has indicated it plans to reissue a notice of proposed rulemaking for public comment in 2019. We cannot predict what new regulations will be proposed or ultimately will be adopted.

Third-Party Servicers

Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the

Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University and Capella University have written contracts with third-party servicers to perform activities related to Strayer University’s and Capella University’s participation in Title IV programs. Strayer University also has a contract with Heartland Payment Systems, Inc. for processing stipends due to students. For loan default prevention, Strayer University contracts with i3 Group, LLC and Capella University contracts with ECMC. Strayer University and Capella University believe that their third-party servicer contracts comply with the regulations, and they have reported such contracts to the Department of Education.

Lender Relationships

As part of an institution’s program participation agreement with the Department of Education, the institution must adopt a code of conduct pertaining to student loans. Strayer University and Capella University have a code of conduct that we believe complies with the provisions of the Higher Education Act in all material respects. In addition to the code of conduct requirements that apply to institutions, the Higher Education Act contains provisions that apply to lenders, prohibiting lenders from engaging in certain activities as they interact with institutions.

Restrictions on Adding Locations and Educational Programs

State requirements and accrediting agency standards can limit or slow the ability of the Universities to establish legally authorized additional locations and programs. Most states require approval before institutions can add new programs, campuses, or teaching locations. Middle States requires its accredited institutions to notify it in advance of implementing new programs or locations, which may require additional approval. At its discretion, Middle States may also conduct site visits to additional locations to evaluate whether accredited institutions that experience rapid growth in the number of additional locations, among other reasons, maintain educational quality. All new Strayer University campus locations require Middle States approval before students are enrolled, and the Higher Education Act requires Middle States to monitor institutions with significant enrollment growth. The Higher Learning Commission, the Minnesota Office of Higher Education, and other state educational regulatory agencies that license or authorize Capella University and its degree programs require institutions to notify them in advance of implementing new programs and, upon notification, may undertake a review of the institution’s licensure, authorization or accreditation.

The Higher Education Act requires proprietary institutions of higher education to be in full operation for two years before qualifying to participate in Title IV programs. However, the applicable regulations in many circumstances permit an institution that is already qualified to participate in Title IV programs to establish additional locations that are exempt from the two-year rule. These additional locations generally may qualify immediately for participation in Title IV programs, unless the location was acquired from another institution that has ceased offering educational programs at that location and has Title IV liabilities that it is not repaying in accordance with an agreement to do so, and the acquiring institution does not agree, among other matters, to be responsible for certain liabilities of the acquired institution. The new location must satisfy all other applicable requirements for institutional eligibility, including approval of the additional location by the relevant state authorizing agency and the institution’s accrediting agency. Any Strayer University or Capella University expansion plans assume its continued ability to establish new campuses as additional locations under such applicable regulations and thereby avoid incurring the two-year delay in participation in Title IV programs. The loss of state authorization or accreditation of a university or an existing campus, or the failure of a university or a new campus to obtain state authorization or accreditation, would render the university ineligible to participate in Title IV programs, at least in that state or at that location. Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program will be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. Under its Program Participation Agreement with the Department of Education, Strayer University must notify the Department of Education of the addition of any such location within ten days of opening, but need not seek prior approval. Under Capella University’s provisional certification, the Department of Education must approve any new campus locations, level of academic offerings, and non-degree and degree programs before Capella University may award or disburse Title IV aid to students enrolled at any such location or in any such program. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions.

The gainful employment regulation that became effective July 1, 2015, provides that an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the Department of Education and thereby making the certification required by the regulation, as described above under “Gainful Employment.” However, an institution may not update its list of eligible programs to include a failing or zone program that the institution voluntarily discontinued or became ineligible, or a gainful employment program that is substantially similar to such a program, until three years after the loss of eligibility or discontinuance.

Credit Hours

The Higher Education Act and regulations use the term “credit hour” to define an eligible program and an academic year and to determine enrollment status and the amount of Title IV program funds an institution may disburse during a payment period. The regulations define the term “credit hour” and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department of Education could impose liabilities or other sanctions. We believe that both Strayer University and Capella University are in compliance with the credit hour rules.

Other Regulations Governing Title IV Programs

The Department of Education has enacted a comprehensive set of regulations governing an institution’s participation in Title IV programs. If either Strayer University or Capella University were not to continue to comply with these regulations, such noncompliance might affect the operations of the University and its ability to participate in Title IV programs.

The Clery Act and Title IX

Strayer and Capella Universities must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”). In addition, the Department has interpreted Title IX of the Education Amendments of 1972 (“Title IX”) to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure by the Universities to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department fining the Universities, or limiting or suspending their participation in Title IV programs, could lead to litigation, and could harm the Universities’ reputations. We believe that the Universities are in compliance with these requirements. On November 29, 2018, the Department of Education published proposed rules related to implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The proposed rules would define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, would describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and would specify how an institution must respond to allegations of sexual harassment. The Department of Education accepted public comments through January 30, 2019. We cannot predict what final regulations will be adopted as a result of this rulemaking process.

Compliance Reviews

Strayer University and Capella University are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. The Higher Education Act and Department of Education regulations also require an institution to submit annually to the Secretary of Education a compliance audit of its administration of Title IV programs conducted by an independent certified public accountant in accordance with Generally Accepted Government Auditing Standards and applicable audit guides of the Department of Education’s Office of Inspector General (“ED OIG”). For fiscal years beginning after June 30, 2016, the Universities must submit such audits that have been conducted in accordance with a revised guide for audits of proprietary schools that was issued by the ED OIG in September 2016. In addition, to enable the Secretary of Education to make a determination of financial responsibility, an institution must submit annually to the Secretary of Education audited financial statements prepared in accordance with Department of Education regulations. For both Universities, financial responsibility is determined at the SEI parent level.

In 2014, the Department of Education conducted four campus-based program reviews of Strayer University locations in three states and the District of Columbia. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Clery Act, the Drug-Free Schools and Communities Act, and regulations related thereto. For three of the program reviews, we received correspondence from the Department closing the program reviews with no further action required by us. For the other program review, the University received a Final Program Review Determination Letter closing the review and identifying a payment of less than $500 due to the Department of Education based on an underpayment on a return to Title IV calculation. Strayer University remitted payment and received a letter from the Department indicating that no further action was required and that the matter was closed.

Capella University has not had a program review in the last several years.

Potential Effect of Regulatory Violations

If either Strayer University or Capella University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring the University from the advance payment method to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV funds, requiring the University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against the University, or referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend, or terminate the University’s participation in Title IV programs. Although there are no such sanctions currently in force, if such sanctions or proceedings were imposed against Strayer University or Capella University and resulted in a substantial curtailment, or termination, of that University’s participation in Title IV programs or resulted in substantial fines or monetary liabilities, the University and the Company could be materially and adversely affected.

If Strayer University or Capella University lost its eligibility to participate in Title IV programs, or if Congress reduced the amount of available federal student financial aid, the University would seek to arrange or provide alternative sources of revenue or financial aid for students. Although the Universities believe that one or more private organizations would be willing to provide financial assistance to students attending the Universities, there is no assurance that this would be the case, and the interest rate and other terms of such student financial aid are unlikely to be as favorable as those for Title IV program funds. The Universities may be required to guarantee all or part of such alternative assistance in a manner that complies with rules governing schools’ relationships with lenders or might incur other additional costs in connection with securing alternative sources of financial aid. Accordingly, the loss of eligibility of Strayer University or Capella University to participate in Title IV programs, or a reduction in the amount of available federal student financial aid, would be expected to have a material adverse effect on Strayer University or Capella University, even if it could arrange or provide alternative sources of revenue or student financial aid.

In addition to the actions that may be brought against us as a result of our participation in Title IV programs, we also may be subject, from time to time, to complaints and lawsuits relating to regulatory compliance brought not only by our regulatory agencies, but also by other government agencies and third parties.

Acquisitions of Other Institutions

When a company, partnership or any other entity or individual acquires an institution that is eligible to participate in Title IV programs, that institution undergoes a change of ownership resulting in a change of control as defined by the Department of Education. Upon such a change of control, an institution's eligibility to participate in Title IV programs is generally suspended until it has applied for recertification by the Department of Education as an eligible institution under its new ownership, which requires that the institution also re-establish its state authorization and accreditation. The

Department of Education may temporarily and provisionally certify an institution seeking approval of a change of ownership under certain circumstances while the Department of Education reviews the institution’s application. The time required for the Department of Education to act on such an application may vary substantially. The Department of Education’s recertification of an institution following a change of control will be on a provisional basis.

Change in Ownership Resulting in a Change of Control

Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. Both Strayer University’s accrediting agency, Middle States, and Capella University’s accrediting agency, the Higher Learning Commission, require institutions that they accredit to inform them in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to, and approval by, the agency include changes in the legal status, ownership, or form of control of the institution, such as the sale of a proprietary institution. Both agencies must approve a substantive change in advance in order to include the change in the institution’s accreditation status. Additionally, both Middle States and the Higher Learning Commission will undertake a site visit to an institution that has undergone a change in ownership or control no later than six months after the change.

Federal agencies also regulate changes in ownership and control. The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period from the change of ownership and control until recertification. The Higher Education Act provides that the Department of Education may temporarily, provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within ten business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education approves the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The Higher Education Act defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly traded corporation such as Strategic Education, Inc., the Department of Education regulations define a change of control as occurring when a person or entity acquires ownership and control of a corporation, such that the corporation is required to file a Form 8-K with the SEC publicly disclosing the change of control. The regulations also provide that a change in ownership and control of a publicly traded corporation occurs if a person or entity who is a controlling stockholder of the corporation ceases to be a controlling stockholder. A controlling stockholder is a stockholder who holds, or controls through agreement, at least 25% of the total outstanding voting stock of the corporation and more shares of voting stock than any other stockholder.

The U.S. Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors. Strayer University currently is authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements. In certain circumstances, the U.S. Department of Homeland Security may require an institution to obtain approval for a change in ownership and control.

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University and Capella University are approved by state approving agencies for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits. In 2018, Strayer University had such approval in Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin, and Washington, D.C. In 2018, Capella University had such approval in Minnesota, and because all of its programs are online only, this allows it to extend VA education benefits to students in all states and abroad. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.

If Strayer University or Capella University underwent a change of control that required approval by any state authority, accrediting agency, or any federal agency, and such approval were significantly delayed, limited, or denied, there could be a material adverse effect on the University’s ability to offer certain educational programs, award certain degrees, diplomas, or certificates, operate one or more of its locations, admit certain students, or participate in Title IV programs, which in turn, could materially and adversely affect the University’s operations. A change that required approval by a state regulatory authority, an accrediting agency, or a federal agency could also delay the University’s ability to establish new campuses or educational programs and may have other adverse regulatory effects. Furthermore, the suspension from Title IV programs and the necessity of obtaining regulatory approvals in connection with a change of control could materially limit the University’s flexibility in future financing or acquisition transactions.

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

Congress

Congress historically has reauthorized the Higher Education Act approximately every five to six years. In 2008, Congress reauthorized the HEA through the end of 2013. Congress has held hearings regarding the reauthorization of the HEA and continued to consider new legislation regarding the passage thereof. It is currently unclear when Congress will reauthorize the Higher Education Act. The most recent reauthorized Higher Education Act continued all of the Title IV programs in which we participate, but made many revisions to the requirements governing the Title IV programs, including provisions relating to the relationships between institutions and lenders that make student loans, student loan default rates, and the formula for revenue that institutions are permitted to derive from the Title IV programs. In addition, further rulemaking by the Department of Education may impose additional requirements on institutions that participate in Title IV programs. Committee leadership of both the U.S. House of Representatives and Senate began reauthorization hearings in the latter half of 2013, and the current Congress has continued to discuss reauthorization of the HEA. Existing programs and participation requirements are subject to change in this process. Additionally, funding for the student financial assistance programs may be affected during appropriations and budget actions.

Appropriations

Congress reviews and determines appropriations for Title IV programs on an annual basis. Congress has appropriated funds for the Department of Education through September 30, 2019. From December 22, 2018 to January 25, 2019, Congress and the President reached an impasse over funding for certain other government agencies for federal fiscal year 2019. The so-called “partial government shutdown” affected the Department of Education and Title IV programs to the extent that the Department of Education or students rely on information from affected federal agencies, such as the Internal Revenue Service. The Department of Education has issued guidance to endeavor to reduce adverse consequences for students. A future government shutdown, particularly one that includes the Department of Education or appropriations for Title IV programs, could have a material adverse effect on our operations and financial condition.

An elimination of certain Title IV programs, a reduction in federal funding levels of such programs, material changes in the requirements for participation in such programs, or the substitution of materially different programs could reduce the ability of certain students to finance their education. Such reductions, in turn, could lead to lower enrollments at Strayer University or Capella University or require us to increase our reliance upon alternative sources of student financial aid. Given the significant percentage of our revenues that are derived indirectly from Title IV programs, the loss of, or a significant reduction in, Title IV program funds available to our students could have a material adverse effect on Strayer University, Capella University, and the Company.

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

U.S. Department of Education

Title IV regulations applicable to the Universities have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards. In addition to those regulations discussed above, on October 30, 2015, the Department of Education published final regulations creating a new income-contingent repayment plan and implementing changes to streamline and enhance existing processes for borrowers. The regulations were effective July 1, 2016.

Current Federal Rulemaking

On July 31, 2018, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Title IV programs. As described in the July 31 announcement and further detailed in a subsequent announcement on October 15, the Department indicated the proposed topics for negotiation include:

•	Requirements for accrediting agencies in their oversight of member institutions and programs.
•	Criteria used by the Secretary to recognize accrediting agencies, emphasizing criteria that focus on educational quality and deemphasizing those that are anti-competitive.
•	Simplification of the Department’s recognition and review of accrediting agencies.
•	Clarification of the core oversight responsibilities of each entity in the regulatory triad, including accrediting agencies, states, and the Department, to hold institutions accountable.
•	Clarification of the permissible arrangements between an institution of higher education and another organization to provide a portion of an education program (34 CFR 668.5).
•	The roles and responsibilities of institutions and accrediting agencies in the teach-out process (34 CFR 600.32(d) and 602.24).
•	Elimination of regulations related to programs that have not been funded in many years.
•	Needed technical changes and corrections to program regulations that have been identified by the Department.


•

Regulatory changes required to ensure equitable treatment of brick-and-mortar and distance education programs; enable expansion of direct assessment programs, distance education, and competency-based education; and clarify disclosure and other requirements of state authorization.

•

Protections to require that accreditors recognize and respect institutional mission, and evaluate an institution’s policies and educational programs based on that mission; and to remove barriers to the eligibility of faith-based entities to participate in the Title IV programs.

•	Teacher Education Assistance for College and Higher Education (“TEACH”) Grant requirements and ways to reduce and correct the inadvertent conversion of grants to loans.

The Department also announced its intention to convene three subcommittees: one addressing proposed regulations related to distance learning and educational innovation, one addressing TEACH Grant conversions, and one to make recommendations to the committee regarding revisions to the regulations regarding the eligibility of faith-based entities to participate in the Title IV programs. The distance learning and educational innovation subcommittee will address, among other topics, simplification of state authorization requirements, the definition of “regular and substantive interaction,” the definition of the term “credit hour,” direct assessment programs and competency-based education, and barriers to innovation in post-secondary education.

In connection with this negotiated rulemaking process, the Department convened three public hearings and accepted written comments through September 14, 2018. Negotiations began in January 2019 and are anticipated to run through April 2019. The Department intends to publish rules to be effective July 2020.

On November 29, 2018, the Department of Education published proposed rules related to implementation of Title IX, which would define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, would describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and would specify how an institution must respond to allegations of sexual harassment. The Department of Education accepted public comments through January 30, 2019. We cannot predict what final regulations will be adopted as a result of this rulemaking process.

College Affordability and Transparency Lists

The Department of Education publishes on its website lists of the top 5% of institutions, in each of nine categories, with (1) the highest tuition and fees for the most recent academic year, (2) the highest “net price” for the most recent academic year, (3) the largest percentage increase in tuition and fees for the most recent three academic years, and (4) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to the Department of Education explaining the increases and the steps that it intends to take to reduce costs. The Department of Education will report annually to Congress on these institutions and will publish their reports on its website. The Department of Education also posts lists of the top 10% of institutions in each of the nine categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under the Higher Education Act, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted.

College Scorecard

In September 2015, the Department of Education publicly released its “College Scorecard” website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. In October 2017, the Department of Education announced that its Integrated Post-secondary Education Data System, or IPEDS, would publish for the first time completion data for part-time and non-first-time students, which will provide additional information about institutions’ performance. The Department of Education updates the data available on the College Scorecard on a periodic basis.

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

Additional Information

We maintain a website at www.strategiceducation.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K and our web address is included as an inactive textual reference only. We make available on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Risks Related to Extensive Regulation of Our Business

If the Universities fail to comply with the extensive legal and regulatory requirements for higher education institutions, they could face significant monetary or other liabilities and penalties, including loss of access to federal student loans and grants for their students.

As providers of higher education, the Universities are subject to extensive laws and regulation on both the federal and state levels and by accrediting agencies. In particular, the Higher Education Act and related regulations subject Strayer University, Capella University, and all other higher education institutions that participate in the various Title IV programs to significant regulatory scrutiny.

The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the Department of Education; (2) the accrediting agencies recognized by the Secretary of Education; and (3) state education regulatory bodies.

In addition, other federal agencies such as the CFPB, Federal Trade Commission, and Federal Communications Commission and various state agencies and state attorneys general enforce consumer protection, calling and texting, marketing, privacy and data security, and other laws applicable to post-secondary educational institutions. Findings of noncompliance could result in monetary damages, fines, penalties, injunctions, or restrictions or obligations that could have a material adverse effect on our business. Some of these laws also include private rights of action.

The laws, regulations, standards, and policies applicable to our business frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards, or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, ability to communicate with prospective students, receipt of funds under Title IV programs, or costs of doing business.

Title IV requirements are enforced by the Department of Education and, in some instances, by private plaintiffs. If the Universities are found not to be in compliance with these laws, regulations, standards, or policies, they could lose access to Title IV program funds, which would have a material adverse effect on the Company.

The Universities’ failure to comply with the Department of Education’s gainful employment regulations could result in heightened disclosure requirements and loss of Title IV eligibility for noncompliant programs.

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

A program that does not pass either of the debt-to-earnings metrics, and that has an annual income rate between 8% and 12% or a discretionary income rate between 20% and 30% is considered to be in a warning zone. A program fails if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program would become Title IV-ineligible for three years if it failed both metrics for two out of three consecutive years or fails to pass at least one metric for four consecutive award years. The regulations provide a means by which an institution may challenge the Department of Education’s calculation of any of the debt metrics prior to loss of its Title IV eligibility.

The requirements associated with the gainful employment regulations may substantially increase our administrative burdens and could affect our program offerings, student enrollment, persistence, and retention. Further, although the regulations provide opportunities for an institution to correct any potential deficiencies in a program prior to the loss of Title IV eligibility, the continuing eligibility of our academic programs will be affected by factors beyond management’s control, such as changes in our graduates’ employment and income levels, changes in student borrowing levels, increases in interest rates, and various other factors. Even if we were able to correct any deficiency in the gainful employment metrics in a timely manner, the disclosure requirements associated with a program’s failure to meet at least one metric may adversely affect student enrollments in that program and the reputation of our institution.

On June 16, 2017, the Department of Education announced that it would convene a negotiated rulemaking committee to develop proposed regulations to revise the gainful employment regulations. The negotiated rulemaking committee convened in December 2017 and early 2018. On August 14, 2018, the Department published a notice of proposed rulemaking, which proposed rescinding the gainful employment regulations and updating the College Scorecard or a similar web-based tool to provide program-level outcomes for all higher education programs at all institutions that participate in the Title IV programs. Public comments were accepted through September 13, 2018, and the Department has indicated it is currently drafting final rules. We cannot predict what regulations will be ultimately adopted.

Congressional examination of for-profit post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.

Since 2010, Congress has increased its focus on for-profit higher education institutions, including regarding participation in Title IV programs and oversight by the Department of Defense of tuition assistance and by the Department of Veterans Affairs (“VA”) of veterans education benefits for military service members and veterans, respectively, attending for-profit colleges. The Senate Committee on Health, Education, Labor and Pensions and other congressional committees have held hearings into, among other things, the proprietary education sector and its participation in Title IV programs, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of military tuition assistance and veterans education benefits by students enrolled at proprietary institutions. Strayer University and Capella University have cooperated with these inquiries. A number of legislators have variously requested the Government Accountability Office to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud, and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources.

This activity may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions. In addition, concerns generated by congressional activity may adversely affect enrollment in, and revenues of, for-profit educational institutions. Limitations on the amount of federal student financial aid for which our students are eligible under Title IV could materially and adversely affect our business.

We are dependent on the renewal and maintenance of Title IV programs.

The Higher Education Act is subject to periodic reauthorization. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action by Congress that significantly reduces funding for Title IV programs or the ability of the Universities or their or students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our school and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.

In addition, the Universities’ ability to conduct their business, including obtaining necessary approvals from the Department of Education, may be affected by staffing levels at the Department and the volume of applications and other requests to the Department. If the Department lacks adequate personnel or the Department’s workload exceeds its capacity, action by the Department on requests by the Universities could be significantly delayed, and such delays could have a material adverse effect on the Universities and our business.

The Universities are subject to compliance reviews, which, if they resulted in a material finding of noncompliance, could affect their ability to participate in Title IV programs.

Because the Universities operate in a highly regulated industry, they are subject to compliance reviews and claims of noncompliance and related lawsuits by government agencies, accrediting agencies, and third parties, including claims brought by third parties on behalf of the federal government. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs, and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions. The Department of Education could limit, suspend, or terminate our participation in Title IV programs or impose other penalties such as requiring the Universities to make refunds, pay liabilities, or pay an administrative fine upon a material finding of noncompliance.

In 2014, the Department of Education conducted four campus-based program reviews of Strayer University locations in three states and the District of Columbia. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Clery Act, the Drug-Free Schools and

Communities Act, and regulations related thereto. For three of the program reviews, we received correspondence from the Department of Education closing the program reviews with no further action required by us. For the other program review, the University received a Final Program Review Determination Letter closing the review and identifying a payment of less than $500 due to the Department of Education based on an underpayment on a return to Title IV calculation. The University remitted payment, and received a letter from the Department on May 26, 2015, indicating that no further action was required and that the matter was closed. Future compliance reviews may not yield similar results and may have a materially negative affect on the Company. Capella University has not undergone a program review in several years.

On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with provisional certification through December 31, 2022.

If either of the Universities fails to maintain its institutional accreditation or if its institutional accrediting body loses recognition by the Department of Education, the University would lose its ability to participate in Title IV programs.

The loss of Strayer University’s accreditation by Middle States or Middle States’ loss of recognition by the Department of Education would render Strayer University ineligible to participate in Title IV programs and would have a material adverse effect on our business. Similarly, the loss of Capella University’s accreditation by the Higher Learning Commission or the Higher Learning Commission’s loss of recognition by the Department of Education would render Capella University ineligible to participate in Title IV programs and would have a material adverse effect on our business. In addition, an adverse action by Middle States or the Higher Learning Commission other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. In October 2018, the Department of Education announced that it would establish a negotiated rulemaking committee to prepare proposed regulations related to, among other topics, the Department’s recognition of accrediting agencies and related institutional eligibility issues. The negotiated rulemaking committee convened in January 2019 for the first of several scheduled meetings. We cannot predict what related regulations the Department of Education will propose or ultimately adopt.

The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. In June 2017, NACIQI renewed its recognition of Middle States for six months and required Middle States to demonstrate compliance with certain requirements. NACIQI reviewed Middle States at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. NACIQI also reviewed the Higher Learning Commission at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. On September 22, 2016, the Department of Education rescinded its recognition of the Accreditation Council of Independent Colleges and Schools. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other adverse consequences.

If either of the Universities fails to maintain any of its state authorizations, the University would lose its ability to operate in that state and to participate in Title IV programs there.

Each Strayer University campus is authorized to operate and to grant degrees, diplomas, or certificates by the applicable education agency or agencies of the state where the campus is located. Such state authorization is required for students at the campus to participate in Title IV programs. The loss of state authorization would, among other things, limit Strayer University’s ability to operate in that state, render Strayer University ineligible to participate in Title IV programs at least at those state campus locations, and could have a material adverse effect on our business.

Capella University is registered as a private institution with the Minnesota Office of Higher Education (“MOHE”), as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota and as required by the Higher Education Act to participate in Title IV programs. The loss of state authorization would, among other things, limit Capella University’s ability to operate in that state, render Capella University ineligible to participate in Title IV programs, and could have a material adverse effect on our business.

Effective July 1, 2011, Department of Education regulations provide that an institution is considered legally authorized by a state if the state has a process to review and appropriately act on complaints concerning the institution, including enforcing applicable state laws, and the institution complies with any applicable state approval or licensure requirements consistent with the new rules. If a state in which Strayer University or Capella University is located fails to comply in the future with the provisions of the new rule or fails to provide the University with legal authorization, it could limit the University’s ability to operate in that state and to participate in Title IV programs at least for students in that state and could have a material adverse effect on our operations.

Strayer University and Capella University participate in the State Authorization Reciprocity Agreement (“SARA”), which allows the Universities to enroll students in distance education programs in each SARA member state. Each of the Universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. If Strayer University or Capella University failed to comply with the requirements to participate in SARA or state licensing or authorization requirements to provide distance education in a non-SARA state, the University could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education in that non-SARA state, respectively.

On December 19, 2016, the Department of Education published final regulations addressing, among other issues, state authorization of programs offered through distance education. The final regulations, which were scheduled to be effective July 1, 2018, require an institution offering distance education programs to be authorized by each state in which the institution enrolls students (other than the state(s) in which the institution is physically located), if such authorization is required by the state, in order to award Title IV aid to such students. An institution could obtain such authorization directly from the state or (except in California) through a state authorization reciprocity agreement. Under those rules, if one of the Universities should fail to obtain or maintain required state authorization to provide post-secondary distance education in a specific state in which the institution is not physically located, the institution could lose its ability to provide distance education in that state and to award Title IV aid to online students in that state.

If either of the Universities fails to obtain recertification by the Department of Education when required, the Universities would lose their ability to participate in Title IV programs.

An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department of Education may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, the Department of Education must provisionally certify an institution. The Department of Education may withdraw either University’s certification if the Department determines that the University is not fulfilling material requirements for continued participation in Title IV programs. If the Department of Education does not renew, or withdraws either University’s certification to participate in Title IV programs, its students would no longer be able to receive Title IV program funds. Such a loss would have a material adverse effect on our business.

Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department of Education. Under the agreement, the institution agrees to follow the Department of Education’s rules and regulations governing Title IV programs. On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with provisional certification through December 31, 2022.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

To be eligible to participate in Title IV programs, Strayer University and Capella University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education, including, among other things, certain standards of financial responsibility and administrative capability. If one of the Universities fails to demonstrate financial responsibility or maintain administrative capability under the Department of Education’s regulations, the University could lose its eligibility to participate in Title IV programs or have that eligibility adversely conditioned. Such developments could have a material adverse effect on our business.

Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the second federal fiscal year following that fiscal year. Institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time borrowers. While its cohort default rate for 2015 was 10.6%, Strayer University voluntarily delays disbursement of Direct Loans in this manner. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%.

If we lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our business. Strayer University’s three-year cohort default rates for federal fiscal years 2013, 2014 and 2015, were 11.3%, 13.2%, and 10.6%, respectively. Capella University’s three-year cohort default rates for federal fiscal years 2013, 2014, and 2015 were 6.5%, 6.9%, and 6.5%, respectively. The average official cohort default rates for proprietary institutions nationally were 15.0%, 15.5%, and 15.6% for federal fiscal years 2013, 2014, and 2015, respectively.

Strayer University or Capella University could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of its revenues derived from those programs were too high, or be restricted from enrolling students in certain states if the percentage of the University’s revenues from federal or state programs were too high.

A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, Strayer University derived approximately 76.0% of its cash-basis revenues from these programs in 2017. Capella University derived approximately 75.5% of its cash-basis revenues from Title IV program funds in 2017. Our Universities’ computations for 2018 have not yet been finalized and audited; however, we believe each University will remain in compliance with the 90/10 Rule requirement. Certain members of Congress have proposed to revise the 90/10 Rule to count tuition assistance provided by the Department of Defense and veterans education benefits, along with Title IV revenue, toward the 90% limit and to reduce the limit to 85% of total revenue. Such proposals could make it difficult for the Universities to comply with the 90/10 rule. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.

The Universities’ failure to comply with the Department of Education’s incentive compensation rules could result in sanctions and other liability.

If one of the Universities pays a bonus, commission, or other incentive payment in violation of applicable Department of Education rules or if the Department of Education or other third parties interpret a University’s compensation practices as noncompliant, the University could be subject to sanctions or other liability. Such penalties could have a material adverse effect on our business.

The Universities’ failure to comply with the Department of Education’s misrepresentation rules could result in sanctions and other liability.

The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s regulations that took effect July 1, 2011, which are sometimes referred to as the program integrity regulations, interpret this provision to prohibit any statement on those topics made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that has the likelihood or tendency to confuse. The U.S. Court of Appeals for the District of Columbia held on June 5, 2012, that the term “substantial misrepresentation” could not include true, nondeceitful statements that are merely confusing. Final regulations that, among other changes, expanded the definition of misrepresentation to include “any statement that has the likelihood or tendency to mislead under the circumstances” and “any statement that omits information in such a way as to make the statement false, erroneous, or misleading” were scheduled to take effect July 1, 2017. The Department of Education announced a series of delays to the implementation of the revised regulation until July 1, 2019, but following a judge’s decision in related litigation, the revised regulations went into effect as of October 16, 2018.

In the event of substantial misrepresentation, the Department of Education may revoke an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution, such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education or other third parties interpret statements made by one of the Universities or on the University’s behalf to be in violation of the new regulations, the University could be subject to sanctions and other liability, which could have a material adverse effect on our business.

The Universities’ failure to comply with the Department of Education’s credit hour rule could result in sanctions and other liability.

Effective July 1, 2011, Title IV regulations define the term “credit hour” and require accrediting agencies and state authorization agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the Department of Education determines that an institution is out of compliance with the credit hour definition, the Department of Education could impose liabilities or other sanctions. Such penalties could have a material adverse effect on our business.

The Universities’ failure to comply with the Clery Act or Title IX could result in sanctions and other liability.

Strayer University and Capella University must comply with the campus safety and security reporting requirements as well as other requirements in the Clery Act, including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013. On October 20, 2014, the Department of Education promulgated final regulations implementing amendments to the Clery Act. In addition, the Department of Education has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department of Education to require corrective action, fine the University, or limit or suspend its participation in Title IV programs, which could lead to litigation and could harm the University’s reputation.

The Universities are subject to sanctions if they fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

The Higher Education Act and Department of Education regulations require the Universities to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program before completing it. If refunds are not properly calculated or timely paid, the University may be required to post a letter of credit with the Department of Education or be subject to sanctions or other adverse actions by the Department of Education. Such consequences could have a material adverse effect on our business.

Investigations, legislative and regulatory developments, and general credit market conditions related to the student loan industry may result in fewer lenders and loan products and increased regulatory burdens and costs.

The Higher Education Act regulates relationships between lenders to students and post-secondary education institutions. In 2009, the Department of Education promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. In addition, new procedures introduced and recommendations made by the CFPB create uncertainty about whether Congress will impose new burdens on private student lenders. These developments, as well as legislative and regulatory changes, such as those relating to gainful employment and repayment rates, creating uncertainty in the industry and general credit market conditions, may cause some lenders to decide not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could reduce demand for, and/or availability of private education loans, decrease Strayer University’s or Capella University’s non-Title IV revenue, and thereby increase Strayer University’s or Capella University’s 90/10 ratio, and have a material adverse effect on our business.

We rely on one or more third parties for software and services necessary to administer the Universities’ participation in Title IV programs and failure of such a third party to provide compliant software and services, or by us in our use of the software, could cause the Universities’ to lose eligibility to participate in Title IV programs.

Because each of Strayer University and Capella University is jointly and severally liable to the Department of Education for the actions of third-party Title IV processing software providers, failure of such providers to comply with applicable regulations could have a material adverse effect on Strayer University or Capella University, including loss of eligibility to participate in Title IV programs. If any of the third-party providers discontinue providing software and services to one or both of the Universities, we may not be able to replace them in a timely, cost-efficient, or effective manner, or at all, and the Universities could lose their ability to comply with the requirements of Title IV programs. Such developments could adversely affect our enrollment, revenues, and results of operations.

Our business could be harmed if the Universities experience a disruption in their ability to process student loans under the Federal Direct Loan Program.

Each of Strayer University and Capella University collected the majority of its fiscal year 2018 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If either of the Universities experiences a disruption in its ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on the part of the University or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations, and cash flows could be adversely and materially affected.

Our business could be harmed if Congress makes changes to the availability of Title IV funds.

Each of Strayer University and Capella University collected the majority of its fiscal year 2018 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year. In July 2012 Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date, these changes have not had a material impact on our business, but future changes in the availability of Title IV funds could affect students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.

As enforcement of laws related to the accessibility of technology continues to evolve, information technology development costs and compliance risks could increase.

Strayer University’s and Capella University’s online education programs are made available to students through personal computers and other technological devices. For each of these programs, the curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. Federal agencies, including the Department of Education and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973, or Section 504, prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. The Americans with Disabilities Act (“ADA”), prohibits discrimination based on disability in several areas, including public accommodations. In 2010, the Department of Education’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, which enforces the ADA, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. If Strayer University or Capella University is found to have violated Section 504, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. As a result of such enforcement action, or as a result of new laws and regulations that require greater accessibility, Strayer University or Capella University may have to modify its online classrooms and other uses of technology to satisfy applicable requirements at potentially substantial cost. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to certain federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, such as Section 504 and the ADA, and defending against such actions may require Strayer University or Capella University to incur costs to modify its online classrooms and other uses of technology and costs of litigation.

Risks Related to Our Business

Our enrollment rate is uncertain, and we may not be able to assess our future enrollments effectively.

Our ability to grow enrollment depends on a number of factors, including macroeconomic factors like unemployment and the resulting lower confidence in job prospects, and many of the regulatory risks discussed above. Our enrollment in 2019 will be affected by legislative uncertainty, regulatory activity, and macroeconomic conditions. It is likely that legislative, regulatory, and economic uncertainties will continue for the foreseeable future, and thus it is difficult to assess our long-term growth prospects. Since 2013, we have selectively closed physical locations of Strayer University to align our resources in keeping with the increasing preference of our current students for online course delivery. Although we plan to invest selectively in new campus facilities, and to pursue other growth opportunities in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take to adapt to the changing regulatory, legislative, and economic conditions.

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

Our success to date has been, and our continuing success will be, substantially dependent upon our ability to attract and retain highly qualified executive officers, faculty, administrators, and other key personnel. If we cease to employ any of these integral personnel or fail to manage a smooth transition to new personnel, our business could suffer.

Our success depends in part on our ability to update and expand the content of existing academic programs and develop new programs in a cost-effective manner and on a timely basis.

Our success depends in part on our ability to update and expand the content of our academic programs, develop new programs in a cost-effective manner, and meet students’ needs in a timely manner. Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological and other skills. The update and expansion of our existing programs and the development of new programs may not be received favorably by students, prospective employers, or the online education market. If we cannot respond to changes in industry requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs at all, or as quickly as students require, due to regulatory constraints or as quickly as our competitors introduce competing new programs.

Our financial performance depends in part on our ability to continue to increase awareness of the academic programs we offer among working adult students.

Awareness of the academic programs we offer among working adult students is critical to the continued acceptance and growth of our programs. Our inability to increase awareness of the programs we offer through effective marketing and advertising could limit our enrollments and negatively affect our business. The following are some of the factors that could prevent us from successfully marketing our programs:

•	the emergence of more successful competitors;
•	customer dissatisfaction with our services and programs;
•	performance problems with our online systems; and
•	our failure to maintain or expand our brand or other factors related to our marketing.

Congressional and other governmental activities could damage the reputation of Strayer University or Capella University and limit our ability to attract and retain students.

In recent years, Congress increased its focus on proprietary educational institutions, including administration of Title IV programs, military tuition assistance, veterans education benefits, and other federal programs. During the prior Administration, the Department of Education indicated to Congress that it intended to increase its regulation of and attention to proprietary educational institutions, and the Government Accountability Office released several reports of investigations into proprietary educational institutions. State Attorneys General have also undertaken extensive investigations of proprietary educational institutions. These and other governmental activities, including new regulations on program integrity and gainful employment, even if resulting in no adverse findings or actions against Strayer University or Capella University, singly or cumulatively could affect public perception of proprietary higher education, damage the reputation of Strayer University or Capella University, and limit our ability to attract and retain students.

We face strong competition in the post-secondary education market.

Post-secondary education in the United States is highly competitive. We compete with traditional public and private two-year and four-year colleges, other for-profit schools, and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of our Universities at a lower tuition level as a result of government subsidies, government and foundation grants, tax-deductible contributions, and other financial sources not available to proprietary institutions. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we do. Congress, the Department of Education, and other agencies have required increasing disclosure of information to consumers. While we believe that our Universities provide valuable education to their students, we may not always accurately predict the drivers of a student or potential students’ decisions to choose among the range of educational and other options available to them. This strong competition could adversely affect our business.

The Company relies on exclusive proprietary rights and intellectual property, and competitors may attempt to duplicate our programs and methods.

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

A change in ownership resulting in a change of control of Strayer University or Capella University would trigger a requirement for recertification of the University by the Department of Education for purposes of participation in federal student financial aid programs, a review of the University’s accreditation by its institutional accrediting agency, and reauthorization of the University by certain state licensing and other regulatory agencies. If we or one of the Universities underwent a change of control that required approval by any state authority, any institutional accrediting agency, or any federal agency, and any required regulatory approval were significantly delayed, limited, or denied, there could be a material adverse effect on our ability to offer certain educational programs, award certain degrees, diplomas, or certificates, operate one or more of our locations, admit certain students or participate in Title IV programs, which in turn, could have a material adverse effect on our business. These factors may discourage takeover attempts.

Capacity constraints or system disruptions to a University’s computer networks could damage the reputation of the institutions and limit our ability to attract and retain students.

The performance and reliability of our Universities’ computer networks, especially the online educational platform, is critical to our reputation and ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, could result in the unavailability of the University’s computer networks. We cannot assure you that the Universities, including their online educational platforms, will be able to expand their program infrastructure on a timely basis sufficient to meet demand for their programs. The Universities’ computer systems and operations could be vulnerable to interruption or malfunction due to events beyond their control, including natural disasters and telecommunications failures. Any interruption to the Universities’ computer systems or operations could have a material adverse effect on our ability to attract and retain students.

The Company’s computer networks may be vulnerable to security risks that could disrupt operations and require them to expend significant resources.

The Company’s computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. As a result, the Universities may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

The personal information that the Universities collect is subject to privacy and data security laws and may be vulnerable to breach, theft, or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subject us to risks and costs that could harm our business. The Universities collect, use, and retain large amounts of personal information regarding their students and their families, including social security numbers, tax return information, personal and family financial data, and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain vendors. Although we use security and business controls to limit access to and use of personal information, a third party may be able to circumvent those security and business controls, potentially resulting in a breach of student or employee privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to various U.S. state and federal legislative and regulatory burdens that could, among other things, require notification of data breaches and restrict our use of personal information. The risk of hacking and cyber-attacks has increased, as has the sophistication of such attacks, including email phishing schemes targeting employees to give up their credentials. We cannot assure you that a breach, loss, or theft of personal information will not occur. A breach, theft, or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under U.S. state and federal privacy statutes and legal actions by state authorities and private litigants, any of which could have a material adverse effect on our business. Moreover, certain of our operations may involve the collection of personal information from individuals outside the U.S., which may render us subject to global privacy and data security laws. For example, the European Union General Data Protection Regulation (“GDPR”), which came into effect May 25, 2018, contains a number of requirements that are different from or exceed those in U.S. state and federal privacy and data security laws. The GDPR may apply to certain of our operations. Were it to apply and if we were out of compliance, there is the potential for administrative, civil, or criminal liability with significant monetary penalties as well as reputational harm to the Universities and their employees.

Failure to maintain adequate processes to prevent and detect fraudulent activity related to student online enrollment or financial aid could adversely affect the Universities’ operations.

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

Strayer University and Capella University, with their online programs, operate in a highly competitive market with rapid technological changes and they may not compete successfully.

Online education is a highly fragmented and competitive market that is subject to rapid technological change. Competitors vary in size and organization from traditional colleges and universities, many of which have some form of online education programs, to for-profit schools, corporate universities, and software companies providing online education and training software. We expect the online education and training market to be subject to rapid changes in technologies. The Universities’ success will depend on their ability to adapt to these changing technologies.

Combining SEI and Capella Education Company may be more difficult, costly or time consuming than expected, and the combined company may not realize all of the anticipated benefits of the merger.

The success of the Company will depend on, among other things, our ability to combine the businesses of SEI and CEC in a manner that does not materially disrupt the existing student relationships of either SEI or CEC or adversely affect current revenues and investments in future growth. Additionally, the Company may not be able to successfully achieve the level of cost savings, revenue enhancements and synergies that it expects. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

The goodwill and indefinite-lived intangible assets recorded in connection with the Merger could become impaired in the future.

Accounting standards in the United States require that one party to the merger be identified as the acquirer. In accordance with these standards, the Merger was accounted for as an acquisition of CEC common stock by the Company and followed the acquisition method of accounting for business combinations. The Company’s assets and liabilities  were consolidated with those of CEC on our financial statements. The excess of the purchase price over the fair value of CEC’s assets and liabilities were recorded as goodwill.

We will be required to assess goodwill and indefinite-lived intangible assets for impairment at least annually. To the extent goodwill or indefinite-lived intangible assets become impaired, we may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on future operating results and statements of financial position of the Company.

Item 1B.    Unresolved Staff Comments

There are no SEC staff comments on our periodic SEC reports which are unresolved.

Item 2.       Properties

Except for five campus facilities which we own, our Strayer University and Capella University campus and administrative facilities are leased. The Company’s corporate headquarters is located at 2303 Dulles Station Blvd., Herndon, VA 20171. Our primary location in Minneapolis, also the headquarters for Capella University, is located at 225 South 6th Street, Minneapolis, MN 55402. The headquarters and main campus of Strayer University is located at 1133 15th Street NW, Washington, D.C. 20005. Our leases generally range from five to ten years with one to two renewal options for extended terms. As of December 31, 2018, Strayer University and Capella University leased 81 campus and administrative facilities consisting of approximately 1.5 million square feet. The facilities that we own consist of approximately 110,000 square feet.

DevMountain occupies a total of approximately 40,300 square feet of office and classroom space in Provo, UT, Salt Lake City, UT, Phoenix, AZ, and Dallas, TX. Additionally, DevMountain recently entered into a short-term sublease for approximately 12,600 square feet of space in Lehi, UT. DevMountain also leases related residential space in these same cities. Hackbright occupies its primary office and classroom space of approximately 9,600 square feet in San Francisco, CA. NYCDA is party to certain real estate leases for small amounts of space, including approximately 5,500 square feet in Manhattan, N.Y. for its corporate offices and classroom space.

As announced in October 2013, we closed 20 Strayer University physical locations, predominantly in the Midwest. We subleased or terminated arrangements on most of this space, and to date, approximately 41,000 square feet remains vacant, with remaining lease obligations ranging from six months to five years. We continuously evaluate various options to address unused facility space including sublets, both short-term and long-term, and lease buyouts. In 2018, we reduced our leased facility footprint by approximately 151,000 square feet, primarily by reducing the size of existing campuses at the time of lease renewal.

We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. In 2019, we plan to open six to eight new Strayer University campus locations. The first new Strayer University campuses will open in Mobile, AL and Fort Worth, TX. New Strayer University campuses will incorporate a new smaller cost-efficient design intended to service a student body that values a brick and mortar presence, even while taking an increasing number of their courses online. Additionally, Capella University plans to open two new brick and mortar locations in Atlanta, GA and Orlando, FL in 2019.

For more information regarding our ongoing lease commitments, see Notes to Consolidated Financial Statements below.

Item 3.       Legal Proceedings

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no material pending legal proceedings, other than routine litigation incidental to the business, to which we are subject or to which our property is subject.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “STRA.” As of February 1, 2019, there were 21,745,913 shares of common stock outstanding, and approximately 78 holders of record.

In 2017, our Board of Directors approved a quarterly dividend payment of $0.25 per common share. Our Board of Directors approved a quarterly dividend payment of $0.25 per common share in the first and second quarters of 2018 and a quarterly dividend payment of $0.50 per common share in the third and fourth quarters of 2018. Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities, and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.

Peer Group Performance Graph

The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2013 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Adtalem Global Education, Inc. (ATGE), American Public Education, Inc. (APEI), Bridgepoint Education, Inc. (BPI), Career Education Corporation (CECO), Chegg, Inc. (CHGG), Grand Canyon Education, Inc. (LOPE), K12 Inc. (LRN), Laureate Education, Inc. (LAUR), and Universal Technical Institute, Inc. (UTI). The peer group no longer includes Apollo Education Group, Inc., Capella Education Company, or Lincoln Educational Services Corporation. DeVry Education Group is still included in the peer group but under its new name Adtalem Global Education, Inc. At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*

Among Strategic Education, Inc.

The NASDAQ Stock Market (U.S.) Index and a Peer Group

350
300
250
200
150
100
50
0
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
Strategic Education, Inc.
Peer Composite
NASDAQ Composite Index

Name	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Strategic Education, Inc.	100	215	174	234	260	329
NASDAQ Stock Market (U.S.)	100	113	120	129	165	159
Peer Group	100	96	67	95	124	149

*The comparison assumes $100 was invested on December 31, 2013 in our common stock, the NASDAQ Stock Market (U.S.) Index, and the peer companies selected by us.

There were no sales by us of unregistered securities during the year ended December 31, 2018.

Stock Repurchase Program

In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2018, $70.0 million of our share repurchase authorization was remaining for repurchases through the end of 2019. All of our share repurchases have been effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended, or terminated at any time by us without notice.

A summary of our share repurchases since the inception of the plan is as follows:

	Total	Average dollar
	number of	price	Cost of share
	shares	paid per	repurchases
	repurchased	share	(millions)
2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1
2010	687,340	168.06	115.5
2011	1,581,444	128.15	202.7
2012	484,841	51.56	25.0
2013	495,085	50.49	25.0
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	—	—	—
Total	5,702,454	$124.24	$708.5

We did not make any share repurchases in 2014 through 2018.

Item 6.       Selected Financial Data

The following table sets forth, for the periods and at the dates indicated, selected consolidated financial and operating data. The financial information has been derived from our consolidated financial statements. Our results of operations for the year ended December 31, 2018 include the results of CEC from the merger date, and prior periods do not include the financial results of CEC prior to the merger date. The information set forth below is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information included elsewhere or incorporated by reference in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2015	2016	2017	2018
	(Dollar and share amounts in thousands, except per share data)
Income Statement Data:
Revenues	$446,041	$434,437	$441,088	$454,851	$634,185
Costs and expenses:
Instruction and educational support	240,441	234,145	242,099	249,939	340,076
Marketing	66,495	70,084	79,025	82,540	136,979
Admissions advisory	16,661	16,304	17,832	19,004	31,466
General and administration	44,835	44,647	47,873	46,792	57,056
Amortization of intangible assets	—	—	—	—	25,694
Merger costs	—	—	—	11,879	45,745
Fair value adjustments and impairment of intangible assets	(4,138)	(441)	(3,213)	(7,512)	19,909
Total costs and expenses	364,294	364,739	383,616	402,642	656,925
Income (loss) from operations	81,747	69,698	57,472	52,209	(22,740)
Other income (expense)	(5,131)	(3,567)	(180)	437	3,601
Income (loss) before income taxes	76,616	66,131	57,292	52,646	(19,139)
Provision (benefit) for income taxes	30,260	26,108	22,490	32,034	(3,468)
Net income (loss)	$46,356	$40,023	$34,802	$20,612	$(15,671)
Net income (loss) per share:
Basic	$4.39	$3.78	$3.28	$1.93	$(1.03)
Diluted	$4.35	$3.73	$3.21	$1.84	$(1.03)
Weighted average shares outstanding:
Basic	10,561	10,588	10,610	10,678	15,190
Diluted(a)	10,650	10,740	10,845	11,199	15,190
Other Data:
Depreciation and amortization	$20,630	$18,104	$17,817	$18,733	$54,543
Stock-based compensation expense	$9,453	$10,213	$10,767	$11,627	$15,532
Capital expenditures	$6,902	$12,692	$13,161	$18,051	$27,547
Cash dividends per common share (paid)	$—	$—	$—	$1.00	$1.50
Average enrollment(b)	40,254	40,450	41,556	44,155	47,733
Strayer University Campuses(c)	79	76	74	71	72
Full-time employees(d)	1,455	1,401	1,542	1,389	3,017

	At December 31,
	2014	2015	2016	2017	2018
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$162,283	$106,889	$129,245	$155,933	$386,531
Working capital(e)	140,316	74,761	100,704	121,282	295,230
Total assets	307,815	248,434	298,696	321,278	1,661,029
Long-term debt	112,500	—	—	—	—
Other long-term liabilities	46,248	47,987	50,483	43,015	110,674
Total liabilities	215,083	105,578	110,322	112,081	235,805
Total stockholders’ equity	92,732	142,856	188,374	209,197	1,425,224

(a)

Diluted weighted average shares outstanding include common shares issued and outstanding, and the dilutive impact of restricted stock, restricted stock units, and outstanding stock options using the Treasury Stock Method.

(b)	Reflects average Strayer University student enrollment for the four academic terms for each year indicated.

(c)	Reflects number of campuses offering classes during the fourth quarter of each year indicated.

(d)	Reflects full-time employees, including full-time faculty, as of December 31 of each year indicated.

(e)	Working capital is calculated by subtracting current liabilities from current assets.

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

Background and Overview

Strategic Education, Inc. (“SEI,” “we”, “us” or “our”) is an education services company that seeks to provide the most direct path between learning and employment through campus-based and online post-secondary education offerings and through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries Strayer University and Capella University, both accredited post-secondary institutions of higher education. Our operations also include certain non-degree programs, mainly focused on software and application development.

Acquisition of Capella Education Company

On August 1, 2018, we completed our merger with Capella Education Company (“CEC”) pursuant to a merger agreement dated October 29, 2017. The merger solidifies our position as a national leader in education innovation, and provides scale that will enable greater investment in improving student academic and career outcomes while maintaining our focus on affordability. The merger is also expected to create significant cost synergies for us.

Pursuant to the merger, we issued 0.875 shares of our common stock for each issued and outstanding share of CEC common stock. Outstanding equity awards held by CEC employees and certain nonemployee directors of CEC were assumed by us and converted into comparable SEI awards at the exchange ratio. Outstanding equity awards held by CEC nonemployee directors who did not serve as directors of SEI after completion of the merger, and awards held by former employees of CEC who left before completion of the merger were settled upon completion of the merger as specified in the merger agreement.

Our financial results for any periods ended prior to August 1, 2018 do not include the financial results of CEC, and are therefore not directly comparable. In 2017, CEC’s revenues were $440.4 million, and its income from continuing operations was $23.4 million.

During the year ended December 31, 2018, we incurred $45.7 million in expenses related to the merger, primarily attributable to financial advisory fees, consulting costs, legal fees, personnel, and other integration costs.

As of December 31, 2018, SEI had the following reportable segments:

Strayer University Segment

•

Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at more than 70 physical campuses, predominantly located in the eastern United States, and online. Strayer University is accredited by the Middle States Commission on Higher Education (hereinafter referred to as “Middle States” or “Middle States Commission”), one of the six regional collegiate accrediting agencies recognized by the Department. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students flexibility and convenience.

•	The Jack Welch Management Institute (“JWMI”) offers an executive MBA online and is a Top 25 Princeton Review ranked online MBA program.

•	In 2018, Strayer University’s average total enrollment increased 8.1% to 47,733 students compared to 44,155 students in 2017. New student enrollment for the period increased 8.7%.

Capella University Segment

•

Capella University is an online post-secondary education company that offers a variety of doctoral, master’s and bachelor’s degree programs, primarily for working adults, in the following primary disciplines: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. Capella University focuses on master's and doctoral degrees, with 70% of its learners enrolled in a master’s or doctoral degree program. Capella University's academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult learners develop specific competencies they can apply in their workplace. Capella University is accredited by the Higher Learning Commission, one of the six regional collegiate accrediting agencies recognized by the Department.

•	In 2018, Capella University’s average total enrollment increased 0.7% to 38,050 students compared to 37,783 students in 2017. New student enrollment for the period increased 10.0%.

Non-Degree Programs Segment

•	DevMountain, LLC is a software development school offering affordable, high-quality, leading-edge software coding education at multiple campus locations and online.

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

We believe we have the right operating strategies in place to provide the most direct path between learning and employment for our students. We focus on innovation continually to differentiate ourselves in our markets and drive growth by supporting student success, producing affordable degrees, optimizing our comprehensive marketing strategy, serving a broader set of our students’ professional needs, and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business. We also believe our enhanced scale and capabilities allow us to continue to focus on innovative cost and revenue synergies, while improving the value provided to our students.

Critical Accounting Policies and Estimates

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for doubtful accounts; income tax provisions; the useful lives of property and equipment and intangible assets; redemption rates for scholarship programs and valuation of contract liabilities; fair value of future contractual operating lease obligations for facilities that have been closed; valuation of deferred tax assets, goodwill, and intangible assets; forfeiture rates and achievability of performance targets for stock-based compensation plans; and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly reviews its estimates and judgments for reasonableness and may modify them in the future. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue recognition —  Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Approximately 96% of our revenues during the year ended December  31, 2018 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the Universities and the schools offering non-degree programs provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The Universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. Beginning January 1, 2018, in accordance with our adoption of new revenue recognition standards under ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a liability (contract liability) is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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

If a student withdraws from a course prior to completion, a portion of the tuition may be refundable depending on when the withdrawal occurs. Our specific refund policies vary across Universities and non-degree programs. For students attending Strayer University, our refund policy typically permits students who complete less than half of a course to receive a partial refund of tuition for that course. For learners attending Capella University, our refund policy varies based on course format. GuidedPath learners are allowed a 100% refund through the first five days of the course, a 75% refund from six to twelve days, and 0% refund for the remainder of the period. FlexPath learners receive a 100% refund through the 12th calendar day of the course for their first billing session only and a 0% refund after that date and for all subsequent billing sessions. Refunds reduce the tuition revenue that otherwise would have been recognized for that student. Since the Universities’ academic terms coincide with our financial reporting periods for most programs, nearly all refunds are processed and recorded in the same quarter as the corresponding revenue. For certain programs where courses may overlap a quarter-end date, the Company estimates a refund rate and does not recognize the related revenue until the uncertainty related to the refund is resolved. The portion of tuition revenue refundable to students may vary based on the student’s state of residence.

For students who withdraw from all their courses during the quarter of instruction, we reassess collectibility of tuition and fees for revenue recognition purposes. In addition, we cease revenue recognition when a student fully withdraws from all of his or her courses in the academic term. Tuition charges billed in accordance with our billing schedule may be greater than the pro rata revenue amount, but the additional amounts are not recognized as revenue unless they are collected in cash and the term is complete.

For students who receive funding under Title IV and withdraw, funds are subject to return provisions as defined by the Department of Education. The University is responsible for returning Title IV funds to the Department and then may seek payment from the withdrawn student of prorated tuition or other amounts charged to him or her. Loss of financial aid eligibility during an academic term is rare and would normally coincide with the student’s withdrawal from the institution. As discussed above, we cease revenue recognition upon a student’s withdrawal from all of his or her classes in an academic term until cash is received and the term is complete.

New students at Strayer University registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed in prior years. The performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of December  31, 2018, we had deferred $43.3 million for estimated redemptions earned under the Graduation Fund, as compared to $37.4 million at December 31, 2017. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable  — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by group of receivable reflecting factors such as age of the balance due,  student academic status, and size of outstanding balances, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2017 and 2018, our bad debt expense was 4.8% and 5.9% of revenue, respectively. Our bad debt has been negatively impacted by the continued shift in student mix to less experienced undergraduate students, as well as by delays in the processing of Title IV financial aid. During 2018, we adjusted our allowance for doubtful accounts to reflect the slower collection of receivables associated with these delays. We believe the financial aid processing delays are a short-term condition and were largely resolved by the end of 2018, but may continue to impact our bad debt in 2019. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of December  31, 2018 would have changed our income from operations by approximately $0.8 million.

Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. Through our acquisition of CEC in the third quarter of 2018, we had significant additions to goodwill and tradename intangible assets. The acquired goodwill was allocated to the Strayer University and Capella University reporting units. Refer to Note 9 – Goodwill and Intangible Assets – within the footnotes to the consolidated financial statements for additional information.

We made investments in NYCDA since its acquisition to position it for scalable growth. Although the acquisition has had a positive impact on our revenue growth, NYCDA has not achieved the degree of revenue growth initially anticipated or met operating performance expectations. In connection with the goodwill in our NYCDA reporting unit and the indefinite-lived intangible asset associated with the NYCDA tradename, we performed a quantitative impairment assessment consistent with ASC 350 during the three months ended June 30, 2018. Following the merger with CEC, we commenced a process to rationalize and align all of our software application development operations and brands under one leadership team. As a result of this process, we performed additional quantitative impairment assessments of the NYCDA goodwill and trade name. Based on these analyses following the shift in the business model after the CEC merger, during the year ended December 31, 2018, we decided to stop teaching on-ground courses in early 2019, and fully impaired the goodwill and intangible asset balances related to NYCDA, resulting in total impairment charges of $19.6 million. Refer to Note 9 - Goodwill and Intangible Assets – within the footnotes to the consolidated financial statements for additional information related to the goodwill and intangible asset impairment charges recorded.

Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships.

We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the years ended December  31, 2017 or 2018.

Contingent Consideration — In connection with its acquisition of NYCDA, the Company agreed that the purchase price would include contingent cash payments (contingent consideration) of up to $12.5 million payable based on NYCDA’s results of operations over a five-year period (the “Earnout”). Generally accepted accounting principles require that contingent consideration be recorded at its estimated fair value at the date of acquisition and then adjusted to fair value each period thereafter until it is settled.

The fair value of the Earnout was originally measured by applying a probability weighted discounted cash flow model based on significant inputs not observable in the market. Based on its original projections, the Company expected the full amount of the Earnout would be paid and initially measured the liability at $9.0 million. Following its initial recognition, the Company reassessed and adjusted the carrying value of the Earnout to fair value based on revisions to the business plan, expectations relative to achieving the performance targets over the Earnout period, and the impact of the discount rate. During 2016 and 2017, the Company revised its near-term revenue projections and assumptions of the timing of future cash flows for NYCDA and accordingly recorded adjustments to reduce the fair value of contingent consideration by $1.3 million and $7.8 million, respectively.  As of December 31, 2018, the Company estimates that no amounts under the Earnout will be paid and the related liability balance is zero.

Accrued lease and related costs — We estimate potential sublease income and vacancy periods for space that is not in use, adjusting our estimates when circumstances change. If our estimates change, or if we enter into subleases at rates that are substantially different than our current estimates, we will adjust our liability for lease and related costs. In both 2017 and 2018, we  increased our liability for leases by approximately $0.3 million.

Other estimates — We record estimates for contingent consideration, certain of our accrued expenses, and income tax liabilities. We estimate the useful lives of our property and equipment and intangible assets and periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our contingent consideration, accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.

Results of Operations

As discussed above, we completed our merger with CEC on August 1, 2018. Our results of operations for the year ended December 31, 2018 include the results of CEC from the merger date. Periods prior to the merger date do not include the financial results of CEC prior to the merger date. Accordingly, the financial results of each period presented are not directly comparable. This discussion will highlight changes largely in the Strayer University segment, as those results are included in full in each period.

In 2018, we generated $634.2 million in revenue compared to $454.9 million in 2017. Our loss from operations was $22.7 million in 2018 compared to income from operations of $52.2 million in 2017, due to merger costs of $45.7 milliom, amortization expense of $25.7 million associated with intangible assets acquired in the merger with CEC, and a $19.6 million impairment charge related to goodwill and intangible assets carried by NYCDA. Our net loss in 2018 was $15.7 million and our loss per share was $1.03.

In the accompanying analysis of financial information for 2018 and 2017, we use certain financial measures including Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:

•	a purchase accounting adjustment to record Capella University contract liabilities at fair value as a result of the Company's merger with Capella Education Company,

•	amortization expense related to assets acquired through the Company’s merger with Capella Education Company,

•	transaction and integration costs associated with the Company’s merger with Capella Education Company,

•

fair value adjustments to the value of contingent consideration, impairment charges for intangible assets related to the Company's acquisition of The New York Code + Design Academy, and adjustments to reserves for leases on facilities no longer in use, and

•	tax adjustments utilizing an adjusted annual effective tax rate of 25.6%, 38.8%, and 40.2% for 2018, 2017 and 2016, respecfively.

When considered together with GAAP financial results, we believe these measures provide management and investors with an additional understanding of our business and operating results, including underlying trends associated with the Company’s ongoing operations.

Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable to other similarly titled measures of other companies. Non-GAAP financial measures may be considered in addition to, but not as a substitute for or superior to, GAAP results. A reconciliation of these measures to the most directly comparable GAAP measures is provided below.

Adjusted income from operations was $97.4 million in 2018 compared to $56.6 million in 2017. Adjusted net income was $75.1 million in 2018 compared to $34.9 million in 2017, and adjusted diluted earnings per share was $4.75 in 2018 compared to $3.11 in 2017.

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2018

		Non-GAAP Adjustment
	As Reported (GAAP)	Contract Liability Adjustment(1)	Amortization of Acquired Assets(2)	Merger Costs(3)	Fair Value Adjustments and Impairment of Intangible Assets(4)	Tax Adjustments(5)	As Adjusted (Non-GAAP)
Income (loss) from operations	$(22,740)	$28,748	$25,694	$45,745	$19,909	$—	$97,356
Other income, net	3,601	—	—	—	—	—	3,601
Income (loss) before income taxes	(19,139)	28,748	25,694	45,745	19,909	—	100,957
Provision (benefit) for income taxes	(3,468)	—	—	—	—	29,348	25,880
Net income (loss)	$(15,671)	$28,748	$25,694	$45,745	$19,909	$(29,348)	$75,077
Earnings per share:
Basic	$(1.03)						$4.94
Diluted	$(1.03)						$4.75
Weighted average shares outstanding:
Basic	15,190						15,190
Diluted	15,190						15,801

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2017

		Non-GAAP Adjustment
	As Reported (GAAP)	Contract Liability Adjustment(1)	Amortization of Acquired Assets(2)	Merger Costs(3)	Fair Value Adjustments and Impairment of Intangible Assets(4)	Tax Adjustments(5)	As Adjusted (Non-GAAP)
Income (loss) from operations	$52,209	$—	$—	$11,879	$(7,512)	$—	$56,576
Other income, net	437	—	—	—	—	—	437
Income (loss) before income taxes	52,646	—	—	11,879	(7,512)	—	57,013
Provision (benefit) for income taxes	32,034	—	—	—	—	(9,892)	22,142
Net income (loss)	$20,612	$—	$—	$11,879	$(7,512)	$9,892	$34,871
Earnings per share:
Basic	$1.93						$3.27
Diluted	$1.84						$3.11
Weighted average shares outstanding:
Basic	10,678						10,678
Diluted	11,199						11,199

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2016

		Non-GAAP Adjustment
	As Reported (GAAP)	Contract Liability Adjustment(1)	Amortization of Acquired Assets(2)	Merger Costs(3)	Fair Value Adjustments and Impairment of Intangible Assets(4)	Tax Adjustments(5)	As Adjusted (Non-GAAP)
Income (loss) from operations	$57,472	$—	$—	$—	$(3,213)	$—	$54,259
Other (expense) income, net	(180)	—	—	—	—	—	(180)
Income (loss) before income taxes	57,292	—	—	—	(3,213)	—	54,079
Provision (benefit) for income taxes	22,490	—	—	—	—	(748)	21,742
Net income (loss)	$34,802	$—	$—	$—	$(3,213)	$748	$32,337
Earnings per share:
Basic	$3.28						$3.05
Diluted	$3.21						$2.98
Weighted average shares outstanding:
Basic	10,610						10,610
Diluted	10,845						10,845

(1)	Reflects a purchase accounting adjustment to record Capella University contract liabiliteies at fair value as a result of the Company’s merger with CEC.
(2)	Reflects amortization expense related to intangible assets associated with the Company’s merger with CEC.
(3)	Reflects transaction and integration charges associated with the Company's merger with CEC.
(4)

Reflects adjustments to the value of contingent consideration in 2016 and 2017, and an impairment of intangible assets in 2018, related to the Company's acquisition of the New York Code and Design Academy.

(5)	Reflects tax adjustments utilizing an adjusted annual effective tax rate of 25.6%, 38.8% and 40.2% for 2018, 2017 and 2016, respectively.

Year Ended December 31, 2018 Compared To Year Ended December 31, 2017

Revenues. The increase in consolidated revenues compared to the same period in the prior year was primarily related to the inclusion of CEC revenue since the August 1, 2018 acquisition date. In the Strayer University segment for the year ended December 31, 2018, enrollment grew 8.1% to 47,733 from 44,155 in the prior year. Revenue grew 4.8% to $471.1 million compared to $449.5 million in 2017 as a result of the increase in enrollment, partially offset by lower revenue per student. Capella University segment revenue was $154.9 million, which included a $28.7 million purchase accounting reduction related to contract liabilities acquired in the merger. Non-Degree Programs segment revenues were $8.2 million in 2018, compared to $5.3 million in 2017. The increase in revenue was primarily attributable to incremental revenues generated from the operations of Hackbright and DevMountain, which were acquired in the CEC merger during the third quarter of 2018.

Instruction and educational support expenses. Consolidated instruction and educational support expenses increased to $340.1 million in 2018, compared to $249.9 million in 2017, principally due to the inclusion of instructional and education support expenses of CEC, as well as increases in Strayer student materials costs, depreciation expense following recent infrastructure investments, and bad debt expense. Consolidated instruction and educational support expenses as a percentage of revenues decreased to 53.6% in 2018 from 54.9% in 2017.

Marketing expenses. Consolidated marketing expenses increased to $137.0 million in 2018, from $82.5 million in 2017, principally due to the inclusion of CEC costs, as well as increased investments in branding initiatives and partnerships with brand ambassadors for Strayer. Consolidated marketing expenses as a percentage of revenues increased to 21.6% in 2018 from 18.1% in 2017.

Admissions advisory expenses.  Consolidated admissions advisory expenses increased to $31.5 million in 2018, from $19.0 million in 2017 with the inclusion of costs following the merger with CEC. Consolidated admissions advisory expenses as a percentage of revenues increased to 5.0% in 2018 from 4.2% in 2017.

General and administration expenses. Consolidated general and administration expenses increased to $57.1 million in 2018 compared to $46.8 million in 2017 with the inclusion of costs following the merger with CEC. Consolidated general and administration expenses as a percentage of revenues decreased to 9.0% in 2018 from 10.3% in 2017. The decrease as a percent of revenue is due primarily to staff reductions following the merger, and lower costs for professional fees.

Amortization of intangible assets. In 2018, we recorded $25.7 million in amortization expense related to intangible assets acquired in the merger with CEC.

Merger costs. Merger costs were $45.7 million in 2018 compared to $11.9 million in 2017, and reflect expenses for legal, accounting, integration support services, and severance costs incurred in connection with the merger with CEC.

Fair value adjustments and impairment of intangible assets. In 2018, we recorded a goodwill impairment loss of $13.9 million and an intangible asset impairment loss of $5.7 million based on analyses performed during the year with respect to our acquisition of NYCDA. Refer to Note 9 – Goodwill and Intangible Assets of the footnotes to the consolidated financial statements for further discussion of these impairment charges. In addition, we recognized a $0.3 million charge to increase our liability for leases on facilities no longer in use in 2018. In 2017, we recorded a benefit of $7.8 million to reduce the value of contingent consideration payable to the sellers of NYCDA, offset by a charge of $0.3 million to increase our liability for leases on facilities no longer in use.

Income (loss) from operations. Loss from operations was $22.7 million in 2018 compared to income from operations of $52.2 million in 2017. The decline was primarily due to amortization expense, merger costs, and impairments to the NYCDA trade name and goodwill incurred during the year and discussed above.

Other income. Other income increased to $3.6 million in 2018 compared to $0.4 million in 2017, as a result of higher yields on money markets and marketable securities and an increase in our cash balance. Other income is net of interest expense, which was $0.7 million and $0.6 million in 2018 and 2017, respectively. We had $250.0 million available under our amended revolving credit facility and no borrowings outstanding as of December 31, 2018.

(Benefit) provision for income taxes. We recorded a benefit for income taxes of $3.5 million in 2018, compared to a provision for income taxes of $32.0 million in 2017. Our effective tax rate for 2018 was 18.1%. The benefit for income taxes in 2018 reflects the lower federal income tax rate in effect in 2018, accelerated deductions enabled by the 2017 tax law, and the tax benefits associated with the vesting of restricted stock, offset by certain nondeductible charges associated with the merger and for the impairment of NYCDA goodwill. Our effective tax rate, excluding these and other discrete tax adjustments, is 25.6% for 2018.

Net income (loss). Net loss was $15.7 million in 2018 compared to net income of $20.6 million in 2017 due to the factors discussed above.

Year Ended December 31, 2017 Compared To Year Ended December 31, 2016

Revenues. Revenues increased to $454.9 million in 2017, from $441.1 million in 2016, primarily due to the increase in enrollment, partially offset by a decline in revenue per student of 3%. Average total enrollment increased to 44,155 students for the year ended December 31, 2017 from 41,556 students for the same period in 2016. The decline in revenue per student is largely attributable to new scholarship programs for new undergraduate students and a reduced pricing structure implemented for the first quarter of 2014, which reduced tuition for new undergraduate students by approximately 20% and gave eligible students access to the Graduation Fund. Revenues for undergraduate students increased 8% in 2017, driven by an increase in enrollment of 12% partially offset by a 3% decline in revenue per student, resulting primarily from the new scholarship programs for new undergraduate students. For graduate students, revenues decreased 7% in 2017 as a result of a 7% decline in enrollment.

Instruction and educational support expenses. Instruction and educational support expenses increased to $249.9 million in 2017, from $242.1 million in 2016, in part due to increased student support costs and bad debt expense. Instruction and educational support expenses as a percentage of revenues was 54.9% in both 2017 and 2016.

Marketing expenses. Marketing expenses increased to $82.5 million in 2017, from $79.0 million in 2016. Marketing expenses as a percentage of revenues increased to 18.1% in 2017 from 17.9% in 2016.

Admissions advisory expenses. Admissions advisory expenses increased to $19.0 million in 2017, from $17.8 million in 2016. Admissions advisory expenses as a percentage of revenues increased to 4.2% for 2017 from 4.0% in 2016.

General and administration expenses. General and administration expenses increased to $46.8 million in 2017, from $47.9 million in 2016. General and administration expenses as a percentage of revenues decreased to 10.3% for 2017 from 10.9% in 2016.

Merger costs. Merger costs were $11.9 million in 2017 and reflect expenses for legal, accounting and other due diligence costs incurred in connection with the merger with CEC. No merger costs were incurred in 2016.

Fair value adjustments and impairment of intangible assets. In 2017 and 2016, we recorded a benefit of $7.8 million and $1.3 million, respectively, to reduce the value of contingent consideration payable to the sellers of NYCDA. In 2017 and 2016, we recognized a $0.3 million charge and a $1.9 million benefit, respectively, to adjust our liability for leases on facilities no longer in use.

Income from operations. Income from operations decreased to $52.2 million in 2017, from $57.5 million in 2016, primarily due to merger costs associated with the CEC merger, offset by the fair value adjustments discussed above.

Other income (expense). Other income was $0.4 million in 2017 compared to other expense of $0.2 million in 2016. Other income is net of interest expense of $0.6 million in both 2017 and 2016. We had $150.0 million available under our revolving credit facility and no borrowings outstanding as of December 31, 2017.

Provision for income taxes. Income tax expense increased to $32.0 million in 2017 from $22.5 million in 2016, primarily due to a one-time charge of $11.4 million to reduce the value of our deferred tax asset as a result of the reduction in the corporate federal income tax rate following the enactment of the Tax Cuts and Jobs Act of 2017. Our effective tax rate was 60.8% for 2017 and 39.3% for 2016. Excluding the effect of the change in the federal tax rate, our effective tax rate was 38.8% for 2017.

Net income. Net income decreased to $20.6 million in 2017 from $34.8 million in 2016 due to the factors discussed above.

Liquidity and Capital Resources

On August 1, 2018, we completed our acquisition of CEC pursuant to a merger agreement dated October 29, 2017. Cash acquired in the CEC merger was $167.9 million. At December 31, 2018, we had cash, cash equivalents, and marketable securities of $386.5 million compared to $155.9 million at December 31, 2017. Most of our cash was held in demand deposit accounts at high credit quality financial institutions.

On August 1, 2018, the Company entered into a Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents (the “Second Amendment), which Second Amendment amends the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 8, 2012 (as amended by the First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 2, 2015, the “Prior Credit Facility”, and the Prior Credit Facility as amended by the Second Amendment, the “Amended Credit Facility”), among the Company, certain of its subsidiaries party thereto as subsidiary guarantors, SunTrust Bank, as administrative agent (the “Administrative Agent”), and the other lenders party thereto. The Second Amendment amended the Prior Credit Facility to extend the maturity date of the Company’s revolving credit facility from July 2, 2020 to August 1, 2023, and to increase total commitments under the revolving credit facility from $150 million to $250 million, with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the revolving facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an aggregate amount of up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. During each of the years ended December 31, 2018 and December 31, 2017, we paid unused commitment fees of $0.4 million and $0.4 million, respectively, under the Amended Credit Facility and the Prior Credit Facility. We were in compliance with all applicable covenants related to the Amended Credit Facility as of December 31, 2018. We had no borrowings outstanding under the Prior Credit Facility or the Amended Credit Facility during each of the years ended December 31, 2018 and December 31, 2017.

Our net cash from operating activities decreased in 2018 to $46.9 million, as compared to $56.2 million for the same period in 2017. The decrease in net cash from operating activities was largely due to costs associated with the CEC merger, and the decline in net income.

Capital expenditures were $27.5 million for the year ended December 31, 2018, compared to $18.1 million for 2017. Capital expenditures for the year ending December 31, 2019 are expected to be between  4%-5% of revenue.

The Board of Directors approved a quarterly dividend payment of $0.25 per common share in the first and second quarters of 2018 and a quarterly dividend payment of $0.50 per common share in the third and fourth quarters of 2018.

During the year ended December 31, 2018, we paid a total of $27.8 million in cash dividends on our common stock. For the year ended December 31, 2018, we did not repurchase any shares of common stock and, at December 31, 2018, had $70 million in repurchase authorization to use through December 31, 2019.

We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our revolving credit facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at December 31, 2017 and 2018. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. We earned interest income of $0.5 million, $1.1 million, and $4.3 million in each of the years ended December 31, 2016, 2017, and 2018, respectively.

Contractual Obligations

The table below sets forth our contractual commitments associated with operating leases, excluding subleases as of December 31, 2018 (in thousands):

	Payments Due By Period
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years
Operating leases	$142,315	$33,600	$51,884	$24,086	$32,745

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2018, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.6 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. Therefore, the maximum estimated commitment fee of $0.8 million per annum is excluded from the contractual obligations table above.

As of December 31, 2018, the Company has a commitment to invest up to $2.0 million in three limited partnership investments through 2027. Due to the uncertainty with respect to the timing of future cash flows associated with the limited partnership investments, we are unable to make reasonably reliable estimates of the period in which such additional investments may take place. Therefore, $2.0 million of potential limited partnership investment commitments have been excluded from the contractual obligations table above.

Off-Balance Sheet Arrangements

As of December 31, 2018, we do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December  31, 2018, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

On August 1, 2018, the Company amended its Prior Credit Facility to extend the maturity date of the revolving credit facility from July 2, 2020 to August 1, 2023, and to increase available borrowings from $150 million to $250 million, with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the revolving facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an aggregate amount of up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. We had no borrowings outstanding under the Amended Credit Facility as of December 31, 2018. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million revolving credit facility was utilized.

Item 8.       Financial Statements and Supplementary Data

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Strategic Education, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Strategic Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, management has excluded Capella Education Company from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Capella Education Company from our audit of internal control over financial reporting. Capella Education Company is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 18% and 25%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

March 1, 2019

We have served as the Company’s auditor since 1993.

STRATEGIC EDUCATION, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2017	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$155,933	$311,732
Marketable securities, current	—	37,121
Tuition receivable, net	23,122	55,694
Other current assets	11,293	15,814
Total current assets	190,348	420,361
Property and equipment, net	73,763	122,677
Marketable securities, non-current	—	37,678
Deferred income tax assets	24,452	—
Intangible assets, net	7,260	328,344
Goodwill	20,744	732,540
Other assets	4,711	19,429
Total assets	$321,278	$1,661,029

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$46,177	$85,979
Income taxes payable	1,038	419
Contract liabilities	21,851	38,733
Total current liabilities	69,066	125,131
Deferred income tax liabilities	—	59,358
Other long-term liabilities	43,015	51,316
Total liabilities	112,081	235,805
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 11,167,425 and 21,743,498 shares issued and outstanding at December 31, 2017 and 2018, respectively	112	217
Additional paid-in capital	47,079	1,306,653
Accumulated other comprehensive income	—	32
Retained earnings	162,006	118,322
Total stockholders’ equity	209,197	1,425,224
Total liabilities and stockholders’ equity	$321,278	$1,661,029

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Year Ended
	December 31,
	2016	2017	2018
Revenues	$441,088	$454,851	$634,185
Costs and expenses:
Instruction and educational support	242,099	249,939	340,076
Marketing	79,025	82,540	136,979
Admissions advisory	17,832	19,004	31,466
General and administration	47,873	46,792	57,056
Amortization of intangible assets	—	—	25,694
Merger costs	—	11,879	45,745
Fair value adjustments and impairment of intangible assets	(3,213)	(7,512)	19,909
Total costs and expenses	383,616	402,642	656,925
Income (loss) from operations	57,472	52,209	(22,740)
Other (expense) income	(180)	437	3,601
Income (loss) before income taxes	57,292	52,646	(19,139)
Provision (benefit) for income taxes	22,490	32,034	(3,468)
Net income (loss)	$34,802	$20,612	$(15,671)
Earnings (loss) per share:
Basic	$3.28	$1.93	$(1.03)
Diluted	$3.21	$1.84	$(1.03)
Weighted average shares outstanding:
Basic	10,610	10,678	15,190
Diluted	10,845	11,199	15,190
Cash dividend declared per share	$—	$1.00	$1.50

STRATEGIC EDUCATION, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended
	December 31,
	2016	2017	2018
Net income (loss)	$34,802	$20,612	$(15,671)
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	—	32
Comprehensive income (loss)	$34,802	$20,612	$(15,639)

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Par Value	Capital	Earnings	Income	Total
Balance at December 31, 2015	11,027,177	$110	$24,738	$118,008	$—	$142,856
Tax shortfall associated with stock-based compensation arrangements	—	—	(51)	—	—	(51)
Restricted stock grants, net of forfeitures	66,312	1	(1)	—	—	—
Stock-based compensation	—	—	10,767	—	—	10,767
Net income	—	—	—	34,802	—	34,802
Balance at December 31, 2016	11,093,489	$111	$35,453	$152,810	$—	$188,374
Restricted stock grants, net of forfeitures	73,936	1	(1)	—	—	—
Stock-based compensation	—	—	11,627	—	—	11,627
Common stock dividends	—	—	—	(11,416)	—	(11,416)
Net income	—	—	—	20,612	—	20,612
Balance at December 31, 2017	11,167,425	$112	$47,079	$162,006	$—	$209,197
Impact of adoption of new accounting standard	—	—	—	(171)	—	(171)
Issuance of stock in connection with the acquisition of Capella Education Company	10,263,775	103	1,236,858	—	—	1,236,961
Filing fee related to new stock issuance	—	—	(148)	—	—	(148)
Stock-based compensation	—	—	14,994	—	—	14,994
Exercise of stock options, net	156,424	1	8,647	—	—	8,648
Restricted stock grants, net of forfeitures	125,694	1	(1)	—	—	—
Issuance of restricted stock, net	30,180	—	(776)	—	—	(776)
Common stock dividends	—	—	—	(27,842)	—	(27,842)
Unrealized gain on marketable securities, net of tax	—	—	—	—	32	32
Net loss	—	—	—	(15,671)	—	(15,671)
Balance at December 31, 2018	21,743,498	$217	$1,306,653	$118,322	$32	$1,425,224

The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2016	2017	2018
Cash flows from operating activities:
Net income (loss)	$34,802	$20,612	$(15,671)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of gain on sale of assets	(281)	(133)	—
Amortization of deferred rent	(1,441)	(1,780)	(1,716)
Amortization of deferred financing costs	262	262	292
Amortization of investment discount/premium	—	—	298
Depreciation and amortization	17,817	18,733	54,543
Deferred income taxes	(8,697)	6,429	(16,322)
Stock-based compensation	10,767	11,627	15,532
Fair value adjustments and impairment of intangible assets	(3,213)	(7,512)	19,909
Changes in assets and liabilities:
Tuition receivable, net	(1,453)	(3,250)	7,880
Other current assets	(3,936)	(526)	3,768
Other assets	(1,865)	1,582	(135)
Accounts payable and accrued expenses	(262)	4,468	1,140
Income taxes payable and income taxes receivable	(408)	(629)	(516)
Contract liabilities	7,018	8,212	(19,329)
Other long-term liabilities	(4,587)	(1,938)	(2,806)
Net cash provided by operating activities	44,523	56,157	46,867

Cash flows from investing activities:
Net cash (used) acquired in acquisition	(7,635)	—	167,859
Purchases of property and equipment	(13,161)	(18,051)	(27,547)
Purchases of marketable securities	—	—	(25,304)
Maturities of marketable securities	—	—	16,367
Other investments	—	—	(1,238)
Net cash (used in) provided by investing activities	(20,796)	(18,051)	130,137

Cash flows from financing activities:
Common dividends paid	—	(11,416)	(27,842)
Net proceeds from exercise of stock options	—	—	8,648
Taxes paid for restricted stock units	—	—	(859)
Payments of contingent consideration	(1,358)	—	—
Payment of deferred financing costs	—	—	(1,162)
Net cash used in financing activities	(1,358)	(11,416)	(21,215)
Net increase in cash, cash equivalents, and restricted cash	22,369	26,690	155,789
Cash, cash equivalents, and restricted cash — beginning of period	107,389	129,758	156,448
Cash, cash equivalents, and restricted cash — end of period	$129,758	$156,448	$312,237
Noncash transactions:
Purchases of property and equipment included in accounts payable	$349	$1,734	$1,029

The accompanying notes are an integral part of these consolidated financial statements.

1.     Nature of Operations

Strategic Education, Inc. (“Strategic Education” or the “Company”), a Maryland corporation formerly known as Strayer Education, Inc., is a national leader in education innovation, dedicated to enabling economic mobility for working adults through education. As further discussed in Note 2 and Note 3, the Company completed its merger with Capella Education Company (“CEC”) on August 1, 2018. The accompanying consolidated financial statements and footnotes include the results of the Company’s three reportable segments: Strayer University, Capella University, and Non-Degree Programs. The Company’s reportable segments are discussed further in Note 18.

2.     Significant Accounting Policies

Financial Statement Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.

On August 1, 2018, the Company completed its merger with CEC, whereby the Company was deemed the acquirer in the business combination for accounting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Therefore, Strayer Education, Inc. is considered Strategic Education’s predecessor, and its historical financial statements prior to the merger date are reflected in this Annual Report on Form 10-K as the historical financial statements of the Company. Accordingly, the financial results of the Company as of and for any periods ended prior to August 1, 2018 do not include the financial results of CEC and therefore are not directly comparable.

Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation. Specifically, costs incurred in connection with the Company’s merger with CEC were reclassified from general and administration expense to merger costs, and adjustments to the value of contingent consideration related to the Company’s acquisition of The New York Code and Design Academy, Inc. (“NYCDA”) were reclassified from instruction and educational support expense to fair value adjustments and impairment of intangible assets within the consolidated statements of income for the years ended December 31, 2016 and 2017.

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

Restricted Cash

A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from Strayer University and Capella University (“the Universities”) during the academic term. The Company had approximately $15,000 and $5,000 of these unpaid obligations as of December 31, 2017 and 2018, respectively, which are recorded as restricted cash and included in other current assets in the consolidated balance sheets.

As part of commencing operations in Pennsylvania in 2003, the Company was required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account which is included in other assets.

The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of December 31, 2017 and 2018 (in thousands):

	As of December 31,
	2017	2018
Cash and cash equivalents	$155,933	$311,732
Restricted cash included in other current assets	15	5
Restricted cash included in other long-term assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$156,448	$312,237

Marketable Securities

Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale and consist of tax-exempt municipal securities, variable rate demand notes, and corporate debt securities.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, recognized as a component of accumulated other comprehensive income within shareholders’ equity. Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities with fair value below amortized cost at the balance sheet date for impairment. In order to determine whether impairment is other than temporary, management evaluates whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis.

If management intends to sell an impaired debt security, or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of accumulated other comprehensive income within shareholders’ equity.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income. The contractual maturity date of available-for-sale securities is based on the days remaining to the effective maturity. The Company classifies marketable securities as either current or non-current assets based on management’s intent with regard to usage of those funds, which is dependent upon the security's maturity date and liquidity considerations based on current market conditions. If management intends to hold the securities for longer than one year as of the balance sheet date, they are classified as non-current.

Tuition Receivable and Allowance for Doubtful Accounts

The Company records tuition receivable and contract liabilities for its students upon the start of the academic term or program. Therefore, at the end of the quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and contract liabilities generally represents advance payments from students for academic services to be provided in the future. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the Universities student bases and through the participation of the majority of the students in federally funded financial aid programs. An allowance for doubtful accounts is established primarily based upon historical collection rates by group of receivable reflecting factors such as age of the balance due, student academic status, and size of outstanding balance, net of estimated recoveries, and consideration of other relevant factors. These collection rates incorporate historical performance based on a student’s current enrollment status and likelihood of future enrollment. The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience.

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2017 and 2018 (in thousands):

	December 31, 2017	December 31, 2018
Tuition receivable	$35,809	$84,151
Allowance for doubtful accounts	(12,687)	(28,457)
Tuition receivable, net	$23,122	$55,694

Approximately $2.9 million and $1.1 million of tuition receivable is included in other assets as of December 31, 2017 and 2018, respectively, because these amounts are expected to be collected after 12 months.

The following table illustrates changes in the Company’s allowance for doubtful accounts for each of the three years ended December 31, 2018 (in thousands):

	2016	2017	2018
Allowance for doubtful accounts, beginning of period	$10,024	$10,201	$12,687
Additions charged to expense	16,503	21,751	37,704
Additions from merger	—	—	6,601
Write-offs, net of recoveries	(16,326)	(19,265)	(28,535)
Allowance for doubtful accounts, end of period	$10,201	$12,687	$28,457

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. In accordance with the Property, Plant, and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair value-based model. Through 2018, no such impairment loss had occurred. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from three to 40 years. Depreciation and amortization expense was $17.8 million, $18.7 million and $31.4 million for the years ended December 31, 2016, 2017, and 2018, respectively. Included in the 2018 depreciation and amortization expense amount is $2.6 million of depreciation expense related to computer software acquired in the CEC merger, which is included in the amortization of intangible assets line on the consolidated statements of income.

Construction in progress includes costs of computer software developed for internal use, which is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs, payroll, and payroll-related costs for employees that are directly associated with the project are capitalized and amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2018 in the consolidated statements of cash flows have been adjusted to exclude noncash purchases of property and equipment transactions during that period.

Fair Value

The Fair Value Measurement Topic, ASC 820-10 (“ASC 820-10”), establishes a framework for measuring fair value, establishes a fair value hierarchy based upon the observability of inputs used to measure fair value, and expands disclosures about fair value measurements. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Under ASC 820-10, fair value of an investment is the price that would be received to sell an asset or to transfer a liability to an entity in an orderly transaction between market participants at the measurement date. The hierarchy gives the highest priority to assets and liabilities with readily available quoted prices in an active market and lowest priority to unobservable inputs, which require a higher degree of judgment when measuring fair value, as follows:

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair value on their acquisition date. An indefinite life was assigned to the trade names because the Company believes they have the continued ability to generate cash flows indefinitely.

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

Authorized Stock

The Company has authorized 32,000,000 shares of common stock, par value $.01, of which 11,167,425 and 21,743,498 shares were issued and outstanding as of December 31, 2017 and 2018, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

The Board of Directors declared a quarterly cash dividend of $0.25 per common share in the first and second quarters of 2018 and a quarterly cash dividend of $0.50 per common share in the third and fourth quarters of 2018. The Company paid these quarterly cash dividends in each of March, June, September and December of 2018.

Advertising Costs

The Company expenses advertising costs in the quarter incurred.

Stock-Based Compensation

As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, performance stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. The Company records compensation expense for all share-based payment awards ratably over the vesting period. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche. Stock-based compensation expense recognized in the consolidated statements of income for each of the three years in the period ended December 31, 2018 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest. Refer to Note 11 for additional information.

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

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings (loss) per share for each of the three years ended December 31, 2018 (in thousands):

	2016	2017	2018
Weighted average shares outstanding used to compute basic earnings per share	10,610	10,678	15,190
Incremental shares issuable upon the assumed exercise of stock options	5	39	—
Unvested restricted stock and restricted stock units	230	482	—
Shares used to compute diluted earnings (loss) per share	10,845	11,199	15,190

During the year ended December 31, 2018, approximately 611,000 shares issuable in connection with stock options, restricted stock and restricted stock units were excluded from the diluted loss per share calculation because the effect would have been antidilutive due to the Company’s net loss during the period. During the years ended December 31, 2016 and 2017, the Company had no issued and outstanding awards that were excluded from the calculation.

Comprehensive Income

Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2018, the balance of accumulated other comprehensive income was $32.2 thousand, net of tax of $9.5 thousand. There were no changes in equity from non-owner sources for the years ended December 31, 2016 and 2017. There were no reclassifications out of accumulated other comprehensive loss to net income for the twelve months ended December 31, 2018.

Income Taxes

The Company provides for deferred income taxes based on temporary differences between financial statement and income tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized.

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

The tax years since 2015 remain open for federal tax examination and the tax years since 2014 remain open to examination by state and local taxing jurisdictions in which the Company is subject.

Other Investments

Through the merger with CEC, the Company holds investments in limited partnerships that invest in innovative companies in the health care and education-related technology fields. Prior to the consummation of the merger, CEC accounted for these investments at cost less impairment with subsequent adjustments for any observable price changes reflected within earnings. In connection with the Company’s ongoing integration efforts to align accounting policies, the Company elected to account for the investments in limited partnerships under the equity method beginning in the fourth quarter of 2018. The Company accounts for the investments made through its venture fund, SEI Ventures, at cost less impairment as these investments do not have readily determinable fair value.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for doubtful accounts, useful lives of property and equipment and intangible assets, fair value of future contractual operating lease obligations, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, which revises the accounting requirements related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The update also changes certain disclosure requirements associated with the fair value of financial instruments. These changes will require an entity to measure, at fair value, investments in equity securities and other ownership interests in an entity that do not result in consolidation and are not accounted for under the equity method – and recognize the changes in fair value within net income. Entities that hold equity investments without readily determinable fair values will be able to elect to record those investments at cost less impairment with subsequent adjustments for any observable price changes recognized in earnings. The Company has provided the required disclosures related to its investments within Note 17. For its investments that are not accounted for under the equity method and are deemed to be without readily determinable fair values, the Company has elected the option to record the investments at cost less impairment and recognize subsequent adjustments for any observable price changes within earnings. The Company adopted this guidance as of January 1, 2018 with no material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows by providing guidance on eight specific cash flow issues. The Company adopted the standard retrospectively on January 1, 2018 with no material impact on its consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). Under ASU 2016-18, an entity should include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The Company adopted ASU 2016-18 retrospectively on January 1, 2018 with no material impact on its consolidated statements of cash flows.

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

The Company will adopt the new standard on January 1, 2019 and will use the effective date as the date of initial application. Accordingly, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company expects to elect the package of practical expedients permitted under ASU 2016-02, which allows the Company to not reassess prior conclusions about lease identification, lease classification, and initial direct costs under the new standard. The Company anticipates that the impact of ASU 2016-02 on its consolidated balance sheet will be material as the Company will record significant asset and corresponding liability balances in connection with its leased properties. The final financial statement impacts will depend on the lease portfolio and discount rates as of the adoption date. The Company does not expect ASU 2016-02 to have a material impact to the Company’s consolidated statements of income and cash flows.

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

3.     Business Combinations

Merger with Capella Education Company

On August 1, 2018, the Company completed its merger with CEC and its wholly-owned subsidiaries, pursuant to a merger agreement dated October 29, 2017. The merger is expected to enable the Company to be a national leader in education innovation that improves affordability and enhances career outcomes by offering complementary programs and sharing academic and technological best practices, through a best-in-class corporate platform supporting two independent universities.

Pursuant to the merger agreement, the Company issued 0.875 shares of the Company’s common stock for each issued and outstanding share of CEC common stock. Outstanding equity awards held by CEC employees and certain nonemployee directors of CEC were assumed by the Company and converted into comparable Company awards at the exchange ratio. Outstanding equity awards held by CEC nonemployee directors who did not serve as directors of the Company after completion of the merger were converted to Company awards and settled. Outstanding equity awards held by former employees of CEC who left before completion of the merger were settled upon completion of the merger in exchange for cash payments as specified in the merger agreement.

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

The Company applied the acquisition method of accounting to CEC’s business, whereby the excess of the acquisition date fair value of consideration transferred over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects workforce and synergies expected from cost savings, operations, and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of the merger has been provisionally allocated to the Strayer University and Capella University reportable segments in the amount of $330.6 million and $395.2 million, respectively, and is not deductible for tax purposes.

The Company incurred $19.1 million of acquisition-related costs which were recognized in Merger costs in the consolidated statements of income. Issuance costs of $0.1 million were recognized in additional paid-in capital in the consolidated balance sheets.

The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets and liabilities, primarily intangible assets and income taxes. As the Company finalizes its assessment of the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company reflects measurement period adjustments, if any, in the period in which the adjustments occur. During the fourth quarter of 2018, the Company reduced current assets by $0.5 million, long term assets by $1.4 million, and acquired deferred income tax liability by $0.1 million, which resulted in a $1.8 million increase to goodwill recognized in connection with the CEC merger.

The preliminary fair value of assets acquired and liabilities assumed as well as a reconciliation to consideration transferred is presented in the table below (in thousands):

Cash and cash equivalents	$167,859
Marketable securities, current	31,419
Tuition receivable	39,141
Income tax receivable	163
Other current assets	8,496
Marketable securities, non-current	34,700
Property and equipment, net	53,182
Other assets	14,556
Intangible assets	349,800
Goodwill	725,740
Total assets acquired	1,425,056
Accounts payable and accrued expenses	(46,735)
Contract liabilities	(39,000)
Deferred income taxes	(100,123)
Other long term liabilities	(2,237)
Total liabilities assumed	(188,095)
Total consideration	$1,236,961

The table below presents a summary of intangible assets acquired (in thousands) and the weighted average useful lives of these assets:

		Weighted Average
	Fair Value	Useful Life in Years
Trade names	$183,800	Indefinite
Student relationships	166,000	3
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

The operations of CEC were included in the consolidated financial statements as of the acquisition date. The revenue and net loss for CEC reported within the consolidated statements of income for the year ended December 31, 2018 were $160.4 million and $39.6 million, respectively.

Pro Forma Financial information

The following unaudited pro forma information has been presented as if the CEC acquisition occurred on January 1, 2017. The information is based on the historical results of operations of the acquired business, adjusted for:

•	The allocation of purchase price and related adjustments, including the adjustments to amortization expense related to the fair value of intangible assets acquired.
•	The exclusion of acquisition-related costs incurred during the years ended December 31, 2017 and 2018.
•	Associated tax-related impacts of adjustments.
•	Changes to align accounting policies.

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

	Pro Forma Combined
	Year Ended	Year Ended
	December 31, 2017	December 31, 2018
Revenue	$895,262	$923,945
Net Income	16,364	41,058

Acquisition of New York Code and Design Academy

On January 13, 2016, the Company acquired all of the outstanding stock of the New York Code and Design Academy, Inc. (“NYCDA”), a provider of web and application software development courses based in New York City. The acquisition supports the Company’s strategy to complement its traditional degree offerings with a broader platform of educational services. The Company incurred approximately $0.2 million of acquisition-related costs, which were included in general and administration costs in the consolidated statements of income. The Company applied the acquisition method of accounting to the purchase of NYCDA’s business.

The purchase price included $2.4 million paid up front in cash, plus contingent cash payments of (a) up to $12.5 million payable based on NYCDA’s results of operations over a five-year period (the “Earnout”), and (b) $5.5 million payable based on NYCDA’s receipt of state regulatory permits. Pursuant to the terms of the acquisition, $1.0 million of the Earnout may be accelerated upon receipt of one of the state regulatory permits. The Company recorded total contingent consideration of $14.5 million at the time of acquisition. In April 2016 and August 2016, NYCDA received the state regulatory permits and the Company paid $6.0 and $0.5 million of contingent consideration to the sellers, respectively.

In addition, the Company paid a total of $4.6 million to two of NYCDA’s founders who are required to remain employed for at least three years from the acquisition date. If either of them terminates employment voluntarily, or is terminated for cause (as defined), he is required to reimburse the Company his respective portion of the retention amount. This amount was classified as prepaid compensation and is being amortized to compensation expense over three years.

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

The fair value of the Earnout was initially measured using a probability weighted discounted cash flow model based on significant inputs not observable in the market (Level 3 inputs). Key assumptions included a discount rate of 4.5% and expected future value of payments of $12.5 million. During the fourth quarter of 2016, the Company revised its assumptions related to the timing of future cash flows, which resulted in a $1.3 million decrease to the carrying value of the Earnout liability fair value. During 2017, the Company further revised its near-term revenue projections for NYCDA and as a result estimated that no amounts under the Earnout would be paid. Accordingly, the Company recorded a $7.8 million fair value adjustment to reduce the Earnout liability to zero during the year ended December 31, 2017. The Earnout fair value adjustments are included in the Fair value adjustments and impairment of intangible assets line on the consolidated statements of income. No fair value adjustments were recorded to the Earnout liability in the year ended December 31, 2018. The maximum possible amount that could still be paid under the Earnout is $11.5 million.

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

The Company recorded an adjustment to reduce opening retained earnings by $0.2 million, net of tax, due to the impact of adopting ASC 606, primarily related to the allocation of tuition revenue across various performance obligations involved in certain student contract arrangements. In accordance with ASC 606, the disclosure of the impact of adoption on the Company’s consolidated income statement and balance sheet as of and for the year ended December 31, 2018 was as follows (in thousands):

	For the Year Ended December 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues	$634,185	$634,248	$(63)
Instruction and educational support expense	340,076	340,083	(7)
Benefit for income taxes	(3,468)	(3,453)	(15)
Net loss	(15,671)	(15,630)	(41)

	As of December 31, 2018
	As Reported	Balances without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Tuition receivable – net	$55,694	$54,660	$1,034
Other current assets	15,814	17,142	(1,328)
Income taxes payable	419	500	(81)
Retained earnings	118,322	118,535	(213)

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

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the years ended December 31, 2016, 2017, and 2018 (in thousands):

	2016	2017	2018
Strayer University Segment
Tuition, net of discounts, grants and scholarships	$418,220	$433,938	$451,646
Other[1]	16,933	15,609	19,458
Total Strayer University Segment	435,153	449,547	471,104

Capella University Segment
Tuition, net of discounts, grants and scholarships	—	—	147,138
Other[1]	—	—	7,780
Total Capella University Segment	—	—	154,918

Non-Degree Programs Segment[2]	5,935	5,304	8,163

Consolidated revenue	$441,088	$454,851	$634,185

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

At the start of each academic term or program, a liability (contract liability) is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability. Some students may be eligible for scholarship awards, the estimated value of which will be realized in the future and is deducted from revenue when earned, based on historical student attendance and completion behavior. Contract liabilities are recorded as a current or long-term liability in the consolidated balance sheets based on when the benefit is expected to be realized.

Course materials available through Capella enable students to access electronically all required materials for courses in which they enroll during the quarter. Revenue derived from course materials is recognized ratably over the duration of the course as the Company provides the student with continuous access to these materials during the term. For sales of certain other course materials, the Company is considered the agent in the transaction and as such the Company recognizes revenue net of amounts owed to the vendor at the time of sale. Revenues also include certain academic fees recognized within the quarter of instruction, and certificate revenue and licensing revenue, which are recognized as the services are provided.

Graduation Fund

In 2013, Strayer University introduced the Graduation Fund, which allows new undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. New students registering in credit-bearing courses in any undergraduate program receive one free course for every three courses that are successfully completed. Students must meet all of Strayer University’s admission requirements, and must be enrolled in a bachelor’s degree program. The Company’s employees and their dependents are not eligible for the program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future.

Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $20.8 million and is included as a current contract liability in the consolidated balance sheets. The remainder is expected to be redeemed within two to four years.

The table below presents activity in the Graduation Fund for the years ended December 31, 2017 and 2018 (in thousands):

	December 31, 2017	December 31, 2018
Balance at beginning of period	$29,499	$37,400
Revenue deferred	25,360	27,349
Benefit redeemed	(17,459)	(21,420)
Balance at end of period	$37,400	$43,329

Unbilled receivables – Student tuition

Academic materials may be shipped to certain new undergraduate students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all the performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue is recorded. Following adoption of ASC 606 on January 1, 2018, the balance of unbilled receivables related to such materials was $1.1 million as of December 31, 2018, and is included in tuition receivable.

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

In 2017 and 2018, the Company incurred personnel related restructuring charges due to cost reduction efforts and management changes. These changes are primarily intended to integrate CEC successfully and establish an efficient ongoing cost structure for the Company.

The following details the changes in the Company’s restructuring liability for lease and related costs during the years ended December 31, 2016, 2017, and 2018 (in thousands):

	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2015	$20,055	$—	$20,055
Restructuring and other charges(2)	—	—	—
Payments	(6,438)	—	(6,438)
Adjustments(3)	(1,632)	—	(1,632)
Balance at December 31, 2016	11,985	—	11,985
Restructuring and other charges(2)	—	3,414	3,414
Payments	(3,623)	(3,414)	(7,037)
Adjustments(3)	419	—	419
Balance at December 31, 2017(1)	8,781	—	8,781
Restructuring and other charges(2)	—	16,319	16,319
Payments	(2,684)	(1,972)	(4,656)
Adjustments(3)	443	—	443
Balance at December 31, 2018(1)	$6,540	$14,347	$20,887

(1)

The current portion of restructuring liabilities was $3.1 million and $9.8 million as of December 31, 2017 and December 31, 2018, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

(2)

Restructuring and other charges of $3.4 million and $16.3 million for the years ended December 31, 2017 and 2018, respectively, are included in Merger costs on the consolidated statements of income. There were no restructuring and other charges in the year ended December 31, 2016.

(3)	Adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease agreements.

6.     Marketable Securities

The following is a summary of available-for-sale securities as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$48,202	$12	$(284)	$47,930
Tax-exempt municipal securities	22,858	45	(34)	22,869
Variable rate demand notes	4,000	—	—	4,000
Total	$75,060	$57	$(318)	$74,799

The marketable securities were acquired in the merger with CEC; the Company had no holdings of marketable securities classified as available-for-sale as of December 31, 2017. The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of December 31, 2018 were caused by changes in market values primarily due to interest rate changes. As of December 31, 2018, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $15.5 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the year ended December 31, 2018.

The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2018 (in thousands):

December 31, 2018
Due within one year	$37,121
Due after one year through five years	37,678
Total	$74,799

Amounts due within one year in the table above included $4.0 million of variable rate demand notes, with contractual maturities ranging from 27 years to 30 years as of December 31, 2018. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. The Company has classified these securities based on their effective maturity date, which ranges from one day to nine days from the balance sheet date.

The Company received $16.4 million of proceeds from the maturities of available-for-sale securities during the year ended December 31, 2018. The Company did not record any gross realized gains or gross realized losses in net income during the year ended December 31, 2018. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the year ended December 31, 2018.

7.     Property and Equipment

The composition of property and equipment as of December 31, 2017 and 2018 is as follows (in thousands):

			Estimated useful
	2017	2018	life (years)
Land	$7,138	$7,138	—
Buildings and improvements	20,739	20,883	5-40
Furniture and office equipment	76,726	76,856	5-7
Computer hardware	10,970	13,546	3-7
Computer software	80,662	129,519	3-10
Leasehold improvements	42,915	44,215	3-10
Construction in progress	4,914	8,354	—
	244,064	300,511
Accumulated depreciation and amortization	(170,301)	(177,834)
	$73,763	$122,677

Construction in progress includes costs associated with the construction and renovation of campuses and the development of information technology applications. In 2017 and 2018, the Company recorded leasehold improvements of $1.2 million and $0.3 million, respectively, which were reimbursed by lessors as lease incentives. In 2017 and 2018, the Company wrote off $5.3 million and $17.8 million, respectively, in fixed assets that were fully depreciated and no longer in service.

8.     Fair Value Measurement

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2018 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$1,791	$1,791	$—	$—
Marketable securities:
Corporate debt securities	48,430	—	48,430	—
Tax-exempt municipal securities	22,869	—	22,869	—
Variable rate demand notes	4,000	—	4,000	—
Total assets at fair value on a recurring basis	$77,090	$1,791	$75,299	$—

Liabilities:
Deferred payments	$4,120	$—	$—	$4,120

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2017 (in thousands):

Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$113	$113	$—	$—

Liabilities:
Deferred payments	$4,514	$—	$—	$4,514

The Company measures the above items on a recurring basis at fair value as follows:

•

Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s cash and cash equivalents held at December 31, 2017 and 2018, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•

Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.

•

Deferred payments — The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011 and 2016. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using models that encompass significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, obtaining regulatory approvals for expansion into new markets, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.7 million as of December 31, 2018 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the years ended December 31, 2017 or 2018.

Changes in the fair value of the Company’s Level 3 liabilities during the years ended December 31, 2017 and 2018 are as follows (in thousands):

	December 31, 2017	December 31, 2018
Balance as of the beginning of period	$11,741	$4,514
Amounts paid	(1,133)	(1,412)
Other adjustments to fair value	(6,094)	1,018
Balance at end of period	$4,514	$4,120

9.     Goodwill and Intangible Assets

Goodwill

The following table presents changes in the carrying value of goodwill by segment for the years ended December 31, 2017 and 2018 (in thousands):

	Strayer University	Capella University	Non-Degree Programs	Total
Balance as of December 31, 2016	$6,800	$—	$13,944	$20,744
Additions	—	—	—	—
Impairments	—	—	—	—
Adjustments	—	—	—	—
Balance as of December 31, 2017	6,800	—	13,944	20,744
Additions	330,581	393,348	—	723,929
Impairments	—	—	(13,944)	(13,944)
Adjustments	—	1,811	—	1,811
Balance as of December 31, 2018	$337,381	$395,159	$—	$732,540

The additions to goodwill during the year ended December 31, 2018 were due to the acquisition of CEC described in Note 3.

The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. During the year ended December 31, 2018, the Company recorded a $13.9 million goodwill impairment charge related to its NYCDA reporting unit (which, following the merger, is included in the Non-Degree Programs segment). The goodwill impairment charge represents the excess of the carrying value of the net assets of the NYCDA reporting unit over its estimated fair value and is reflected within the Fair value adjustments and impairment of intangible assets line in the consolidated statements of income.

During the second and third quarters of 2018, the Company determined that the rate of growth reflected in the actual operating results of its NYCDA reporting unit, in relation to the prior impairment assessments, in addition to information and insights obtained through an operational and brand rationalization process following the CEC merger, represented triggering events which warranted interim goodwill impairment re-assessments. In accordance with ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (“ASU 2017-04”), the Company elected to bypass a qualitative impairment assessment over goodwill and proceeded directly to performing quantitative impairment assessments as of these interim assessment dates. Based on the results of the quantitative interim impairment assessments performed, the Company recorded a $2.8 million and $11.1 million goodwill impairment charge during the second and third quarters of 2018, respectively, related to its NYCDA reporting unit.

The Company used an income-based approach to determine the fair value of NYCDA in its interim goodwill impairment assessments. The income approach consisted of a discounted cash flow model that included projections of future cash flows for NYCDA, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The determination of fair value consists of using unobservable inputs under the fair value measurement standards.

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

During the fourth quarter, the Company performed its annual impairment testing of goodwill assigned to its Strayer University and Capella University reporting units. The Company first evaluated the likelihood of impairment by considering qualitative factors relevant to the reporting units, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for the Strayer and Capella reporting units as of the assessment date. As such, no goodwill impairment charges were recorded in the fourth quarter of 2018.

There were no goodwill impairment charges recorded during the years ended December 31, 2016 and 2017.

Intangible Assets

The following table represents the balance of the Company’s intangible assets for the years ended December 31, 2017 and 2018 (in thousands):

	December 31,2017			December 31,2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$—	$—	$—	$166,000	$(23,056)	$142,944
Not subject to amortization
Trade names	7,260	—	7,260	185,400	—	185,400
Total	$7,260	$—	$7,260	$351,400	$(23,056)	$328,344

The Company’s finite-lived intangible assets are comprised of student relationships, which were recorded in connection with the CEC merger. The student relationships intangible asset is being amortized on a straight-line basis over a three-year useful life. The Company had no finite-lived intangible assets as of December 31, 2017.

Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $23.1 million for the year ended December 31, 2018.

The following table presents future amortization expense for finite-lived intangible assets as of December 31, 2018 (in thousands):

2019	$55,333
2020	55,333
2021	32,278
2022	—
2023	—
2024 and thereafter	—
Total	$142,944

Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.

Indefinite-lived intangible assets are assessed at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.

During the second and third quarters of 2018, the Company determined that the rate of growth reflected in the actual operating results of its NYCDA reporting unit, in relation to the prior impairment assessments, in addition to information and insights obtained through an operational and brand rationalization process following the CEC merger, represented triggering events which warranted interim goodwill impairment reassessments. Accordingly, the Company performed a quantitative indefinite-lived intangible asset impairment assessment as of these assessment dates, using an income-based approach to determine fair value.

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

Based on the results of the quantitative interim impairment assessments performed, the Company recorded a $3.4 million and $2.0 million indefinite-lived intangible asset impairment charge related to its NYCDA trade name (which, following the merger, is included in the Non-Degree Programs segment) during the second and third quarters of 2018, respectively. During the fourth quarter of 2018 following the CEC merger, the Company impaired the remaining $0.3 million NYCDA trade name balance related to the decision to stop teaching on-ground courses in early 2019.  The indefinite-lived intangible asset impairment charge represents the excess of the carrying value of the NYCDA trade name over its estimated fair value and is reflected within the Fair value adjustments and impairment of intangible assets line in the consolidated statements of income.

During the fourth quarter, the Company performed its annual impairment testing of indefinite-lived intangible assets. The Company first evaluated the likelihood of impairment by considering qualitative factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for the indefinite-lived intangible assets as of the assessment date. As such, no intangible asset impairment charges, other than the NYCDA trade name impairment discussed above, were recorded in the fourth quarter of 2018.

There were no indefinite-lived impairment charges recorded during the years ended December 31, 2016 and 2017.

10.     Long Term Debt

On August 1, 2018, the Company entered into a Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents (the “Second Amendment), which Second Amendment amends the Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 8, 2012 (as amended by the First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of July 2, 2015, the “Prior Credit Facility”, and the Prior Credit Facility as amended by the Second Amendment, the “Amended Credit Facility”), among the Company, certain of its subsidiaries party thereto as subsidiary guarantors, SunTrust Bank, as administrative agent (the “Administrative Agent”), and the other lenders party thereto. The Amended Credit Facility provides for a senior secured revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $250 million and provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. The maturity date of the Amended Credit Facility is August 1, 2023. The Amended Credit Facility replaced the Prior Credit Facility, which had provided, among other things, for a $150 million senior secured revolving credit facility with an original maturity date of July 2, 2020. The Company capitalized approximately $1.2 million in debt financing costs associated with the Amended Credit Facility, and these costs are being amortized on a straight-line basis over a period of five years.

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

The Amended Credit Facility is guaranteed by all domestic subsidiaries, subject to certain exceptions, and secured by substantially all of the assets of the Company and its subsidiary guarantors. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:

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

The Company was in compliance with all the covenants of the Amended Credit Facility at December 31, 2018.

During the years ended December 31, 2017 and 2018, the Company paid unused commitment fees of $0.4 million and $0.4 million, respectively, on the Prior Credit Facility and the Amended Credit Facility. The Company had no borrowings under the Revolver during 2016, 2017 and 2018.

11.     Equity Awards

On November 6, 2018, the Company’s shareholders approved the Strategic Education, Inc. 2018 Equity Compensation Plan (the “2018 Plan”), which replaced the Strayer Education, Inc. 2015 Equity Compensation Plan (the “2015 Plan”). The 2018 Plan provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers, and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the 2018 Plan is ten years. The number of shares of common stock authorized for issuance under the 2018 Plan is 700,000, plus the number of shares available for grant under the 2015 Plan at the time of stockholder approval of the 2018 Plan, plus the number of shares which may in the future become available under the 2015 Plan due to forfeitures of outstanding awards.

As of December 31, 2018, no awards are issued or outstanding under the 2018 Plan. The Company has issued and outstanding awards under the 2015 Plan, the Capella Education Company 2005 Stock Incentive Plan, and the Capella Education Company 2014 Equity Incentive Plan (collectively, the “Prior Plans”).

Dividends paid on unvested restricted stock are reimbursed to the Company, and dividend equivalents accumulated on unvested restricted stock units are forfeited, if the recipient forfeits his or her shares as a result of termination of employment prior to vesting in the award, other than as a result of the recipient’s death, disability, or certain qualifying terminations in connection with a change in control of the Company, or unless waived by the Company.

Restricted Stock and Restricted Stock Units

The table below sets forth the restricted stock and restricted stock units activity for each of the three years in the period ended December 31, 2018:

	Number of shares or units	Weighted- average Grant price
Balance, December 31, 2015	634,327	$104.66
Grants	188,737	50.63
Vested shares	(23,539)	50.43
Forfeitures	(72,425)	62.41
Balance, December 31, 2016	727,100	$97.53
Grants	75,140	82.18
Vested shares	(84,908)	66.60
Forfeitures	(1,204)	62.28
Balance, December 31, 2017	716,128	$99.65
Grants	159,005	93.30
Awards assumed through acquisition of CEC	136,324	118.29
Vested shares	(236,164)	76.78
Forfeitures	(37,343)	83.69
Balance, December 31, 2018	737,950	$114.43

Stock Options

The table below sets forth the stock option activity and other stock option information for each of the three years in the period ended December 31, 2018:

			Weighted-
			average
		Weighted-	remaining	Aggregate
	Number of	average	contractual	intrinsic value(1)
	shares	exercise price	life (years)	(in thousands)
Balance, December 31, 2015	100,000	$51.95	5.1	$817
Grants	—	—
Exercises	—	—
Forfeitures	—	—
Balance, December 31, 2016	100,000	$51.95	4.1	$2,868
Grants	—	—
Exercises	—	—
Forfeitures	—	—
Balance, December 31, 2017	100,000	$51.95	3.1	$3,763
Grants	—	—
Awards assumed through acquisition of CEC	319,846	66.98
Exercises	(162,831)	58.11
Forfeitures/Expirations	(769)	51.96
Balance, December 31, 2018	256,246	$66.80	7.0	$11,947
Exercisable, December 31, 2018	108,317	$65.00	6.4	$5,245

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

The Company received $8.6 million of net cash proceeds related to stock options exercised during the year ended December 31, 2018. The aggregate intrinsic value of the stock options exercised during this period was $11.3 million. No stock options were exercised during the years ended December 31, 2016 and 2017.

Valuation and Expense Information under Stock Compensation Topic ASC 718

At December 31, 2018, total stock-based compensation cost which has not yet been recognized was $17.8 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 28 months on a weighted-average basis. Awards of approximately 530,000 shares of restricted stock and restricted stock units are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted. Restricted stock unit awards of approximately 9,100 shares are required to be settled in cash upon vesting, and are classified as accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2018. The value of these awards is marked to market each period based on the fair value of the Company's common stock at the end of the reporting period, and changes in fair value are recorded in earnings.

The following table reflects the amount of stock-based compensation expense recorded in each of the expense line items for the years ended December 31, 2016, 2017, and 2018 (in thousands):

	2016	2017	2018
Instruction and educational support	$1,432	$1,943	$2,572
Marketing	—	—	585
Admissions advisory	—	—	16
General and administration	9,335	9,684	10,117
Merger costs	—	—	2,242
Stock-based compensation expense included in operating expense	10,767	11,627	15,532
Tax benefit	4,256	4,593	3,922
Stock-based compensation expense, net of tax	$6,511	$7,034	$11,610

During the year ended December 31, 2016, the Company recognized a tax shortfall related to share-based payment arrangements of approximately $0.1 million, which was recorded as an adjustment to additional paid-in capital. During the years ended December 31, 2017 and 2018, the Company recognized tax windfalls related to share-based payment arrangements of approximately $0.6 million and $3.5 million, respectively, which were adjustments to the provision (benefit) for income taxes.

12.    Other Long-Term Liabilities

Other long-term liabilities consist of the following as of December 31, 2017 and 2018 (in thousands):

	2017	2018
Contract liabilities, net of current portion	$21,033	$23,880
Deferred rent and other facility costs	7,113	6,837
Employee separation costs	—	6,800
Deferred payments related to acquisitions	6,385	5,904
Loss on facilities not in use	5,652	4,332
Lease incentives	2,832	2,300
Other	—	1,263
Other long-term liabilities	$43,015	$51,316

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

Deferred Payments Related to Acquisitions

In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $3.6 million and $3.1 million as of December 31, 2017 and 2018, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.

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

13.    Other Employee Benefit Plans

The Company sponsors the Strayer Education, Inc. 401(k) Plan and the Capella Education Company Retirement Savings Plan which, collectively, cover all eligible employees of the Company. Effective January 1, 2019, participants under both plans may contribute up to $19,000 of their base compensation annually and employee contributions under both plans are voluntary. Discretionary contributions were made by the Company to participants of the Strayer Education, Inc. 401(k) Plan matching 50% of employee deferrals up to a maximum of 3% of the employee’s annual salary. Under the Capella Education Company Retirement Savings Plan, the Company matches 100% on the first 2%, and 50% on the next 4%, of the employee contributions. The Company’s contributions to these plans totaled $1.1 million, $1.3 million and $3.5 million for the years ended December 31, 2016, 2017, and 2018, respectively.

In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2016, 2017, and 2018 were as follows:

	Shares	Average price
	purchased	per share
2016	4,988	$46.46
2017	4,718	$77.05
2018	4,647	$100.34

14.    Stock Repurchase Plan

In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of common stock in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2018,  $70 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2019. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended, or terminated at any time by the Company without notice.

Repurchases of common stock are recorded as a reduction to additional paid-in capital. To the extent additional paid-in capital had been reduced to zero through stock repurchases, retained earnings was then reduced. No shares were repurchased during each of the three years ended December 31, 2016, 2017, and 2018, and the Company has $70.0 million available for future repurchases.

15.    Commitments and Contingencies

The Universities participate in various federal student financial assistance programs which are subject to audit by agencies, including the Department of Education, the Veterans Administration, and the Department of Defense. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial position, results of operations, or cash flows.

As of December 31, 2018, the Company had 87 long-term, non-cancelable operating leases for campuses and other administrative facilities. Rent expense was $33.7 million, $33.6 million, and $35.9 million for the years ended December 31, 2016, 2017, and 2018, respectively. Rent expense for 2016 includes a benefit of approximately $1.9 million, and rent expense for both 2017 and 2018 includes a charge of approximately $0.3 million in each year to adjust the Company’s liability for losses on facilities no longer in use. The rents on most of the Company’s leases are subject to annual increases.

The minimum rental commitments for the Company as of December 31, 2018 are as follows (in thousands):

Minimum
rental
commitments
2019	$33,600
2020	28,399
2021	23,485
2022	13,770
2023	10,316
Thereafter	32,745
Total	$142,315

16.   Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law, making a broad range of tax reform legislation affecting businesses, including, reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. The company recognized the income tax effects of the 2017 Act in accordance with Staff Accounting Bulletin No. 118 and revalued its federal deferred tax assets based upon the new 21% rate which resulted in an $11.4 million provisional charge recorded to income tax expense during the year ended December 31, 2017. As of December 31, 2018, the Company has now completed the accounting for all of the enactment-date income tax effects of the 2017 Act. During 2018, the Company recognized a tax benefit of $1.2 million related to adjustments to the provisional amount recorded as of December 31, 2017.

The 2017 Act also allows for immediate full expensing for property placed in service after September 27, 2017 and before January 1, 2023. The Company made the election to accelerate these deductions for the year ended December 31, 2017 tax returns. In addition, the 2017 Act places limitations on the deductibility of certain executive compensation awards in the future.

The income tax provision (benefit) for the years ended December 31, 2016, 2017 and 2018 is summarized below (in thousands):

	2016	2017	2018
Current:
Federal	$26,015	$21,156	$9,069
State	4,869	4,477	3,785
Total current	30,884	25,633	12,854
Deferred:
Change in federal tax rate due to the 2017 Act	—	11,375	—
Federal	(7,748)	(3,193)	(13,381)
State	(646)	(1,781)	(2,941)
Total deferred	(8,394)	6,401	(16,322)
Total provision (benefit) for income taxes	$22,490	$32,034	$(3,468)

The tax effects of the principal temporary differences that give rise to the Company’s net deferred tax asset (liability) are as follows as of December 31, 2017 and 2018 (in thousands):

	2017	2018
Stock-based compensation	$15,024	$19,834
Allowance for doubtful accounts	3,250	7,943
Contract liabilities	5,445	6,107
Capital loss carryforward	—	4,174
Other	1,217	3,650
Other facility-related costs	2,622	2,080
Deferred leasing costs	1,789	1,673
Intangible assets	(1,196)	(82,022)
Property and equipment	(3,326)	(18,441)
Valuation allowance	—	(4,356)
Prepaid compensation	(373)	—
Net deferred tax asset (liability)	$24,452	$(59,358)

The valuation allowance for deferred tax assets as of December 31, 2017 and 2018 was $0 and $4.4 million, respectively. The increase in the valuation allowance was primarily related to capital loss carryforwards acquired in the merger with CEC. The Company concluded that it was more likely than not that the deferred tax asset for the capital loss carryforward would not be realized due to a lack of history of recognizing capital gains.

As of December 31, 2017 and 2018, the Company’s liabilities for unrecognized tax benefits are included in other long-term liabilities in the consolidated balance sheets. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the consolidated statements of income. The Company recognized $0.2 million  and $12,000 of expense related to interest and penalties in 2017 and 2018, respectively. The total amount of interest and penalties included in the consolidated balance sheets was $0 and $36,000 as of December 31, 2017 and 2018, respectively.

The following table summarizes changes in unrecognized tax benefits, excluding interest and penalties, for the respective periods (in thousands):

	Year Ended December 31,
	2017	2018
Beginning unrecognized tax benefits	$176	$—
Additions from merger	—	687
Reductions for tax positions taken in prior years	(176)	(63)
Ending unrecognized tax benefits	$—	$624

The Company does not anticipate significant changes to unrecognized tax benefits within the next 12 months. As of December 31, 2018, $0.6 million of the Company’s total unrecognized tax benefits would favorably affect the Company’s effective tax rate, if recognized.

A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2016, 2017, and 2018 is as follows:

	2016	2017	2018
Statutory federal rate	35.0%	35.0%	21.0%
State income taxes, net of federal benefits	4.5	4.2	(1.4)
Adjustment to deferred tax assets as a result of the 2017 Act	—	21.8	—
Transaction costs	—	5.2	(6.2)
Adjustments to contingent consideration	(0.3)	(5.0)	—
Excess tax benefit on share-based compensation	—	—	15.5
Impairment of intangible assets	—	—	(15.3)
Acceleration of deductions due to change in tax law	—	—	6.4
Other	0.1	(0.4)	(1.9)
Effective tax rate	39.3%	60.8%	18.1%

Cash payments for income taxes were $31.6 million, $26.2 million, and $13.4 million in 2016, 2017, and 2018, respectively.

17. Other Investments

At December 31, 2018, the Company held $13.4 million in investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.0 million across these partnerships through December 2027. During the year ended December 31, 2018, the Company made investments totaling $0.7 million in the partnerships. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method. The Company had no holdings of these other investments as of December 31, 2017.

18.   Segment Reporting

Strategic Education is an educational services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. Strategic Education’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment.

Two of the Company’s operating segments that meet the quantitative thresholds to qualify as reportable segments are the Strayer University and Capella University segments. The Strayer University segment is comprised of Strayer University, including its programs offered through the the Jack Welch Management Institute; the Capella University segment consists of Capella University. None of the Company’s other operating segments individually meet the quantitative thresholds to qualify as reportable segments; therefore, these other operating segments are combined and presented below as Non-Degree Programs. The Non-Degree Programs reportable segment is comprised of the DevMountain, LLC (“DevMountain”), Hackbright Academy, Inc. (“Hackbright”), NYCDA, and Sophia Learning, LLC businesses.

Revenue and operating expenses are generally directly attributable to the segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.

A summary of financial information by reportable segment (in thousands) for the years ended December 31, 2016, 2017, and 2018 is presented in the following table:

	2016	2017	2018
Revenues
Strayer University	$435,153	$449,547	$471,104
Capella University	—	—	154,918
Non-Degree Programs	5,935	5,304	8,163
Consolidated revenues	$441,088	$454,851	$634,185
Income (loss) from operations
Strayer University	$67,991	$64,801	$68,188
Capella University	—	—	6,340
Non-Degree Programs	(13,732)	(8,225)	(5,920)
Amortization of intangible assets	—	—	(25,694)
Merger costs	—	(11,879)	(45,745)
Fair value adjustments and impairment of intangible assets	3,213	7,512	(19,909)
Consolidated income (loss) from operations	$57,472	$52,209	$(22,740)

The following table presents a schedule of significant non-cash items included in segment income (loss) from operations by reportable segment (in thousands):

	2016	2017	2018
Depreciation and amortization
Strayer University	$17,380	$18,268	$19,997
Capella University	—	—	7,382
Non-Degree Programs	437	465	741
Amortization of intangible assets	—	—	25,694
Merger costs	—	—	729
Consolidated depreciation and amortization	$17,817	$18,733	$54,543
Stock-Based compensation
Strayer University	$10,767	$11,627	$11,602
Capella University	—	—	1,495
Non-Degree Programs	—	—	193
Merger costs	—	—	2,242
Consolidated stock-based compensation	$10,767	$11,627	$15,532

19.   Summarized Quarterly Financial Data (Unaudited)

Quarterly financial information for 2017 and 2018 is as follows (in thousands except per share data):

	Quarter
2017	First	Second	Third	Fourth
Revenues	$114,912	$112,720	$108,512	$118,707
Income from operations	18,443	13,854	8,224	11,688
Net income (loss)	10,578	10,302	6,227	(6,495)
Net income (loss) per share:
Basic	$1.00	$0.96	$0.58	$(0.61)
Diluted	$0.95	$0.92	$0.56	$(0.61)

	Quarter
2018	First	Second	Third	Fourth
Revenues	$116,469	$114,668	$160,945	$242,103
Income (loss) from operations	11,328	4,184	(57,127)	18,875
Net income (loss)	9,467	5,188	(52,781)	22,455
Net income (loss) per share:
Basic	$0.88	$0.48	$(2.97)	$1.05
Diluted	$0.84	$0.46	$(2.97)	$1.02

20.   Litigation

From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is subject or to which its property is subject.

21.   Regulation

Gainful Employment

Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Department of Education has published final regulations related to gainful employment that went into effect on July 1, 2015, with the exception of new disclosure requirements, which generally went into effect January 1, 2017, but which have now been delayed, to some extent, until July 1, 2019. Additionally, the Department announced, on June 16, 2017, its intention to conduct negotiated rulemaking proceedings to revise the gainful employment regulations. Those proceedings began in December 2017 and concluded in March 2018. The negotiating committee did not reach a consensus, and as a result the Department was able to propose its own regulatory language with no obligation to use the language negotiated or agreed upon during the committee meetings.

On August 14, 2018, the Department released draft rules which propose to rescind the gainful employment regulations, including sanctions, appeals, and disclosure and certification requirements. The Department indicated its plans to update the College Scorecard, or similar web-based tool, to provide program-level outcomes for all higher education programs at all institutions that participate in the Title IV programs. The Department accepted public comments through September 13, 2018 and the Department has indicated that it is currently drafting final rules. The Company cannot predict what new regulations will ultimately be adopted.

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

In addition, a program that does not pass either of the debt-to-earnings metrics and has an annual income rate between 8% and 12%, or a discretionary income rate between 20% and 30%, is considered to be in a warning zone. A program fails if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program becomes Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive award years. The regulations provide a means by which an institution may challenge the Department of Education’s calculation of any of the debt metrics prior to loss of Title IV eligibility. On January 8, 2017, Strayer University and Capella University received their final 2015 debt-to-earnings measures. None of Strayer University or Capella University programs failed the debt-to-earnings metrics. Two active Strayer University programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, and one active Capella University program, the Masters of Science in Marriage and Family

Counseling/Therapy, were “in the zone,” which means each of those three programs remains fully eligible unless (1) the program has a combination of zone and failing designations for four consecutive years, in which case it would become Title IV-ineligible in the fifth year; or (2) the program fails the metrics for two out of three consecutive years, in which case the program could become ineligible for the following award year. The Department has not yet released 2016 debt-to-earnings measures, and the Department has announced that because it no longer has a data-sharing agreement with the U.S. Social Security Administration to receive earnings data, the Department is currently unable to calculate the debt-to-earnings measures under the gainful employment regulations.

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

The current regulation also requires institutions annually to report certain student- and program-level data to the Department of Education, and comply with additional disclosure requirements. Regulations adopted by the Department of Education require an institution to use a template designed by the Department of Education to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. The regulation that became effective July 1, 2015 expanded upon those existing disclosure requirements, and institutions were required to update their disclosure templates by July 1, 2017 and regularly in accordance with subsequent deadlines thereafter.

In addition, the current gainful employment regulation requires institutions to certify, among other things, that each eligible gainful employment program is programmatically accredited if programmatic accreditation is required by a federal governmental entity or a state governmental entity of a state in which it is located or in which the institution is otherwise required to obtain state approval to offer the program in that state. Institutions also must certify that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. The Universities have timely made the required certification.

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

The Clery Act

Strayer University and Capella University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”), including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013. On October 20, 2014, the Department promulgated regulations, effective July 1, 2015, implementing amendments to the Clery Act. In addition, the Department has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure by Strayer University or Capella University to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department fining Strayer University or Capella University, or limiting or suspending its participating in Title IV programs, could lead to litigation, and could harm Strayer University or Capella University’s reputation. The Company believes that Strayer University and Capella University are in compliance with these requirements.

Compliance Reviews

Strayer University and Capella University are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General (“ED OIG”), state licensing agencies, and accrediting agencies. The Higher Education Act and Department of Education regulations also require an institution to submit annually to the Secretary of Education a compliance audit of its administration of Title IV programs conducted by an independent certified public accountant in accordance with Generally Accepted Government Auditing Standards and applicable ED OIG audit guides. For fiscal years beginning after June 30, 2016, the Universities must submit such audits that have been conducted in accordance with a revised guide for audits of proprietary schools that was issued by the ED OIG in September 2016. In addition, to enable the Secretary of Education to make a determination of financial responsibility, an institution must submit annually to the Secretary of Education audited financial statements prepared in accordance with Department of Education regulations. The Department conducted four campus-based program reviews of Strayer University campuses in three states and the District of Columbia, with one on-site review conducted August 18-20, 2014; one on-site review conducted September 8-11, 2014; and two on-site reviews conducted September 22-26, 2014. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Clery Act, and regulations related thereto. On October 21, 2014, the Department issued an Expedited Final Program Review Determination Letter for one of the program reviews conducted the week of September 22, 2014, closing the program review with no further action required by the University. On November 17, 2014, the University received a Program Review Report for the program review conducted in August 2014, and provided a response to the Department on December 15, 2014. On January 7, 2015, the University received a Final Program Review Determination letter from that review, closing the review with no further action required by the University. On March 24, 2015, the University received a Program Review Report for another program review, and provided a response to the Department on April 21, 2015. On April 29, 2015, the University received a Final Program Review Determination Letter closing the review and identifying a payment of less than $500 due to the Department of Education based on an underpayment on a return to Title IV calculation. The University remitted payment, and received a letter from the Department on May 26, 2015, indicating that no further action was required and that the matter was closed. On September 15, 2015, the University received a Program Review Report for the final program review, and provided a response to the Department on October 5, 2015. On January 5, 2016, the University received a Final Program Review Determination Letter for the final program review, indicating that the program review was closed and no further action was required.

Capella University has not undergone a program review for several years.

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

As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022.

22.   Subsequent Events

In February 2019, to align compensation and benefit plans after completion of the merger with CEC, the Compensation Committee of the Company’s Board of Directors took action to terminate all deferred compensation arrangements, including for employees already participating in such arrangements. These changes affect the tax deductibility of certain arrangements, which will result in an approximately $11.5 million reduction to the Company’s deferred tax asset and an increase to the Company’s future effective tax rates and cash tax payments.

In January 2019, the Higher Learning Commission, Capella University’s accreditor, held its standard focused site visit six months after the change of control. It is expected that HLC will issue its final report in May 2019.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2018, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The company completed its acquisition of Capella Education Company on August 1, 2018. As a result, management has excluded this business from its assessment of internal control over financial reporting as of December 31, 2018. The total assets of Capella Education Company, excluding the preliminary value of goodwill and acquired intangible assets, that were excluded from the assessment represented approximately 18% of the company's total assets as of December 31, 2018. The total revenues of Capella Education Company that were excluded from the assessment represented approximately 25% of the company's total revenues for the year ended December 31, 2018.

Under the supervision, and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Controls over Financial Reporting

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018, and have concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.       Directors, Executive Officers, and Corporate Governance

The following table sets forth certain information with respect to the Company’s directors, executive officers, and significant employees:

Name	Age	Position
Directors:
Robert S. Silberman	61	Executive Chairman of the Board
J. Kevin Gilligan	64	Executive Vice Chairman and Director
Robert R. Grusky	61	Presiding Independent Director
Dr. Charlotte F. Beason	71	Director
Rita D. Brogley	53	Director
Dr. John T. Casteen III	75	Director
H. James Dallas	60	Director
Nathaniel C. Fick	41	Director
Karl McDonnell	52	Director, Chief Executive Officer
Todd A. Milano	66	Director
G. Thomas Waite, III	67	Director
J. David Wargo	65	Director

Executive Officers:
Daniel W. Jackson	44	Executive Vice President and Chief Financial Officer
Lizette B. Herraiz	44	Senior Vice President and General Counsel
Andrew E. Watt	41	Senior Vice President, Chief Operating Officer
Christa E. Hokenson	48	Chief Human Resources Officer
Thomas J. Aprahamian	50	Senior Vice President, Controller and Chief Accounting Officer

University Officers:
Brian W. Jones	50	President, Strayer University
Richard Senese, PhD	57	President, Capella University

Directors

Mr. Robert S. Silberman has been a Director of the Company since March 2001. He was Chairman of the Board from February 2003 to 2013 and Chief Executive Officer from March 2001 to 2013. Mr. Silberman was named Executive Chairman of the Board in 2013. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Since 2014, he has served as a Managing Director of Equity Group Investments. He also serves on the Board of Directors of Twenty-First Century Fox, Inc., Covanta Holding Company, and Par Pacific Holdings; and is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.

Mr. J. Kevin Gilligan served as the Chief Executive Officer and a member of the Board of Directors of Capella Education Company beginning in March 2009, and was appointed the Chairman of the Board of Capella Education Company in February 2010, positions he held until being appointed as Executive Vice Chairman of the Board of Strategic Education, Inc. on August 1, 2018. Mr. Gilligan is a member of the board of directors for Graco Inc., a publicly held manufacturer and supplier of fluid handling equipment, and from September 2004 until February 2009 was a member of the board for ADC Telecommunications, Inc., a publicly held global supplier of network infrastructure. Mr. Gilligan was previously the Chief Executive Officer of United Subcontractors, Inc., a nationwide construction services company, from 2004 until February 2009. United Subcontractors voluntarily filed for Chapter 11 bankruptcy on March 31, 2009 and emerged from the bankruptcy proceedings on June 30, 2009. From 2001 to 2004, Mr. Gilligan served as President and Chief Executive Officer of the Automation and Control Solutions Group of Honeywell International, a diversified technology and manufacturing company. From 2000 to 2001, Mr. Gilligan served as President of the Home and Building Control Division of Honeywell International. Mr. Gilligan also served as President of the Solutions and Services Division of Honeywell International from 1997 to 1999 and as Vice President and General Manager of the North American Region of the Home and Building Control Division from 1994 to 1997. Mr. Gilligan holds a bachelor’s degree in economics from Boston College.

Mr. Robert R. Grusky is the Founder and has been the Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000 and was a Principal and Member from 2000 to 2005, and has been a Senior Advisor since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He also serves on the Board of Directors of AutoNation, Inc. Mr. Grusky has served on the Board since 2001, is the Chair of the Nominating Committee, and currently serves as the Presiding Independent Director. He holds a bachelor’s degree in history from Union College and a master’s degree in business administration from Harvard University.

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

Ms. Rita D. Brogley is an experienced executive and entrepreneur in both early stage and large public companies. She joined Facebook, Inc. in November 2016 and is the Head of Global Enterprise Partnerships for Messaging Platforms and Community Management. Prior to that, Ms. Brogley served as President and CEO of MyBuys, a marketing technology company, from 2012 until its merger with Magnetic in 2015. From 2008 to 2011, Ms. Brogley was the CEO of Amadesa, a technology provider of website testing and optimization, and from 2000 to 2002, she served as the President and CEO of Moxi Digital. Ms. Brogley served as Director of Business Development and Marketing Europe for Microsoft TV from 1997 to 2000 and was a management consultant with Bain and Company from 1995 to 1997. Ms. Brogley served on the Board of Capella Education Company from 2014 until her appointment to the Board of Strategic Education, Inc. on August 1, 2018. She is a member of the Compensation Committee. Ms. Brogley holds a bachelor’s degree in industrial engineering from Northwestern University and a master’s degree in business administration from the Harvard Business School.

Dr. John T. Casteen III is the President Emeritus and University Professor at the University of Virginia, where he teaches courses in literature, cultural history, and public policy. He served as President of the University of Virginia from 1990 through 2010. He was President of the University of Connecticut from 1985 to 1990. From 1982 to 1985, Dr. Casteen served as the Secretary of Education for the Commonwealth of Virginia. Dr. Casteen is on the board of directors of Altria, Inc. Dr. Casteen is also director of a number of charitable and privately-held business entities, including ECHO 360, and the Jamestown-Yorktown Foundation. He has chaired the boards of both the College Entrance Examination Board and the Association of American Universities. Dr. Casteen has been a member of the Board since 2011, and is on the Nominating Committee of the Board. Dr. Casteen holds a bachelor’s degree, master’s degree and a Ph.D. in English from the University of Virginia, as well as several honorary degrees, including degrees from the Universities of Athens (Greece) and Edinburgh (Scotland) and two community colleges in Virginia.

Mr. H. James Dallas has been an independent consultant since September 2013, focusing on information technology strategy, risk, and change management through James Dallas & Associates. From March 2006 until September 2013, Mr. Dallas was with Medtronic Public Limited Company, a manufacturer of cardiac and other specialized medical devices. He was responsible for various aspects of Medtronic’s operations, serving first as Medtronic’s Senior Vice President and Chief Information Officer and most recently, from 2008 to 2013, as Senior Vice President, Quality and Operations. Prior to joining Medtronic, Mr. Dallas was with Georgia-Pacific Corporation, a maker of tissue, pulp, paper, packaging, building products and related chemicals, from 1984 to 2006. While at Georgia-Pacific, Mr. Dallas held various roles of increasing responsibility, ending his career with Georgia-Pacific as its Vice President and Chief Information Officer from 2002 to 2006. In addition, Mr. Dallas also serves as a director of the non-profits Grady Memorial Hospital Corporation and the Atlanta Community Food Bank. Prior to joining the Board of Strategic Education on August 1, 2018, on which he serves as a member of the Audit Committee, he served on the Board of Capella Education Company. He also serves on the boards of KeyCorp and WellCare Health Plans, Inc. Mr. Dallas holds a bachelor’s degree in accounting from the University of South Carolina-Aiken, and a master’s of business administration from Emory University.

Mr. Nathaniel C. Fick is the Chief Executive Officer of Endgame, a technology firm focusing on cybersecurity. He previously served as a Captain in the United States Marine Corps, leading infantry and reconnaissance units in combat in Afghanistan and Iraq. His book about that experience, “One Bullet Away,” was a New York Times bestseller, a Washington Post “Best Book of the Year,” and one of the Military Times’ “Best Military Books of the Decade.” Mr. Fick is a graduate of Dartmouth College, the Harvard Kennedy School, and the Harvard Business School, and serves as a Trustee of Dartmouth College. Mr. Fick was elected to the Board in 2016, and serves on the Audit Committee.

Mr. Karl McDonnell was named Chief Executive Officer of the Company in May 2013, and served as President and Chief Operating Officer from 2006 to 2013. Prior to joining the Company, Mr. McDonnell served as Chief Operating Officer of InteliStaf Healthcare, Inc., one of the nation’s largest privately-held healthcare staffing firms. Prior to his tenure at InteliStaf, he served as Vice President of the Investment Banking Division at Goldman, Sachs & Co. Mr. McDonnell has held senior management positions with several Fortune 100 companies, including The Walt Disney Company. Mr. McDonnell has served on the Board since 2011. Mr. McDonnell holds a bachelor’s degree from Virginia Wesleyan College and a master’s degree in business administration from Duke University.

Mr. Todd A. Milano is President Emeritus and Ambassador of Central Penn College, where he served as President and Chief Executive Officer from 1989 to 2012. Mr. Milano has served on the Board since 1996 and is a member of the Compensation Committee of the Board. Mr. Milano served as a member of the Strayer University Board of Trustees from 1992 until December 2018. Mr. Milano holds a bachelor’s degree in industrial management from Purdue University.

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

Mr. J. David Wargo has been President of Wargo and Company, Inc., an investment management company, since 1993. Mr. Wargo is a co-founder and was a Member of New Mountain Capital, LLC, from 2000 to 2008, and was a Senior Advisor there from 2008 until 2011. From 1989 to 1992, Mr. Wargo was a Managing Director and Senior Analyst of The Putnam Companies, a Boston-based investment management company. From 1985 to 1989, Mr. Wargo was a partner and held other positions at Marble Arch Partners. Mr. Wargo is also a Director of Liberty Global, plc, Discovery Communications, Inc., Liberty Broadband Corporation, Liberty TripAdvisor Holdings, Inc., and Discovery, Inc. Mr. Wargo has served on the Board since 2001 and is Chair of the Compensation Committee of the Board. Mr. Wargo holds a bachelor’s degree in physics and a master’s degree in nuclear engineering, both from the Massachusetts Institute of Technology. He also holds a master’s degree in management science from the Sloan School of Management, which is the business school of the Massachusetts Institute of Technology.

Executive Officers

Mr. Daniel W. Jackson is Executive Vice President and Chief Financial Officer. Mr. Jackson has been with the company since 2003 and has served as Senior Vice President of Finance, Regional Vice President of Operations, Director of Business Operations, Campus Director, and Manager of Financial Analysis. Prior to joining Strayer, Mr. Jackson was an Equity Research Associate with Legg Mason Wood Walker, and Director of Operations for Fairmont Schools, Inc. Mr. Jackson holds a bachelor’s degree in international affairs from the University of Colorado at Boulder, and a master’s degree in business administration from Georgetown University.

Ms. Lizette B. Herraiz is Senior Vice President, General Counsel. Ms. Herraiz has been with the Company since 2013. She previously served as Deputy General Counsel of Strayer Education, Inc., and as General Counsel of Strayer University. Prior to joining Strayer, Ms. Herraiz served in the United States Department of Justice as a Deputy Assistant Attorney General in the Office of Justice Programs, and as Counsel in the Office of Legal Policy. Ms. Herraiz earned a Bachelor of Arts in Government from the University of Virginia, and her Juris Doctor from the George Mason University School of Law.

Mr. Andrew E. Watt is Chief Operating Officer. Mr. Watt previously served as Senior Vice President of Post-Secondary Education to SEI, and previously under the same title to Capella Education Company. Prior to service as SVP of Post-Secondary Education, Andy served as vice president of Colleges and University Operations and Capella University’s chief operations officer from 2014 to 2019. He has held a variety of leadership positions across Capella University, including roles in Operations, Finance, Analytics and its Markets & Products team. Before joining Capella, he worked in transaction advisory services at both Deloitte & Touche LLP and Arthur Andersen LLP. Mr. Watt graduated from the University of St. Thomas with a bachelor’s degree in finance and accounting.

Ms. Christa E. Hokenson is  Chief Human Resources Officer. Ms. Hokenson joined SEI in 2018 and brings more than 20 years of experience in business leadership, organizational consulting, and HR strategy. Previously, Ms. Hokenson was Managing Director and Chief Human Resources Officer at ProShares, and held HR leadership positions at Capital One in both Europe and the U.S. She earned a Bachelor of Arts degree from The College of William & Mary.

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

University Officers

Mr. Brian W. Jones is Strayer University President. Mr. Jones joined Strayer University in 2012 as the General Counsel. Prior to joining Strayer University, he co-founded and served as president of Latimer Education, Inc., a venture-backed company partnering with a historically black college to provide online post-secondary education solutions to African American working adults. He previously served for four years as the U.S. Department of Education’s general counsel, a Senate-confirmed presidential appointment, under former Secretary of Education Rod Paige, among other senior higher education roles. Jones currently chairs the board of the National Alliance for Public Charter Schools. He previously served as chair of the D.C. Public Charter School Board (PCSB), having been twice nominated by the Secretary of Education and appointed by the Mayor of the District of Columbia. Mr. Jones holds a bachelor’s degree in business administration from Georgetown University and a juris doctor degree from the University of California at Los Angeles (UCLA) School of Law.

Dr. Richard Senese is Capella University President. He served as vice president of Academic Affairs and chief academic officer for Capella University from 2014 to 2015 and became interim president in 2015. Dr. Senese served in leadership roles with the University of Minnesota Extension for 13 years. He has taught at a number of Minnesota-based institutions, including St. Olaf College, Metropolitan State University, and the College of St. Scholastica, and served previously as the associate dean for Capella University’s Harold Abel School of Psychology. Dr. Senese received his PhD from the University of Minnesota through the Counseling and Student Personnel Psychology program within the Department of Educational Psychology. He is a licensed psychologist.

Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2018.

Item 11.     Executive Compensation

The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2018.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2018.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2018.

Item 14.     Principal Accounting Fees and Services

The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2018.

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

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).

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

10.3

Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, dated as of August 1, 2018, among the Company, certain subsidiaries of the Company party thereto as subsidiary guarantors, SunTrust Bank, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).

10.4

Supplement and Joinder Agreement, dated as of July 2, 2015, among the Company, Strayer University, LLC, SunTrust Bank, as Administrative Agent, and other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2015).

10.5†

Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 28, 2002).

10.6†

Transition Agreement, dated as of October 29, 2017, between Capella Education Company and J. Kevin Gilligan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (File No. 000-21039) filed with the Commission on November 8, 2018).

10.7†

Strayer Education, Inc. 2011 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement (File No. 000-21039) filed with the Commission on March 29, 2011).

10.8†	Strayer Education, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed on March 13, 2015).

10.9†

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

10.11†

Form of Nonqualified Stock Option Agreement under the 2015 Equity Compensation Plan (incorporated by reference to Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 5, 2015).

10.12†

Form of Restricted Stock Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.4 to the Company’s Registration Statement on Form S-8 filed with the Commission on May 5, 2015).

10.13†	Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 8, 2018).
10.14†*	Form of Restricted Stock Award Agreement — Time Based — under the 2018 Equity Compensation Plan.
10.15†*	Form of Restricted Stock Award Agreement — Performance Based — under the 2018 Equity Compensation Plan.
10.16†*	Form of Nonqualified Stock Option Agreement under the 2018 Equity Compensation Plan.
10.17†*	Form of Restricted Stock Award Agreement – Non-Employee Director – under the 2018 Equity Compensation Plan
10.18†

Capella Education Company 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Capella Education Company’s Registration Statement on Form S-1/A filed with the Commission on June 6, 2005).

10.19†

Capella Education Company 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to Capella Education Company’s definitive Proxy Statement (File No. 1-33140) for its 2014 annual meeting of shareholders filed with the Commission on March 24, 2014).

10.20†*	Form of Restricted Stock Award Agreement – Time Based – under the Capella Education Company 2014 Equity Compensation Plan.
10.21†*	Form of Restricted Stock Award Agreement – Performance Based – under the Capella Education Company 2014 Equity Compensation Plan.
10.22†*	Form of Restricted Stock Award Agreement – Non-Employee Director – under the Capella Education Company 2014 Equity Compensation Plan.
21.1*	Subsidiaries of Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP.
24.1*	Power of Attorney (included in signature page hereto).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*      Filed herewith.

**    Furnished herewith.

†      Denotes management contract or compensation plan or arrangement.

Item 16.     Item 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Karl McDonnell
Karl McDonnell
Chief Executive Officer

Date: March 1, 2019

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Karl McDonnell and Daniel W. Jackson, and each of them individually, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and his or her name, place and stead in any and all capacities, to sign the report and any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Executive Chairman of the Board	March 1, 2019
Robert S. Silberman

/s/ J. Kevin Gilligan	Executive Vice Chairman and Director	March 1, 2019
J. Kevin Gilligan

/s/ Karl McDonnell	Chief Executive Officer and Director	March 1, 2019
Karl McDonnell	(Principal Executive Officer)

/s/ Daniel W. Jackson	Chief Financial Officer	March 1, 2019
Daniel W. Jackson	(Principal Financial Officer)

/s/ Thomas J. Aprahamian	Controller and Chief Accounting Officer	March 1, 2019
Thomas J. Aprahamian	(Principal Accounting Officer)

/s/ Charlotte F. Beason	Director	March 1, 2019
Charlotte F. Beason

/s/ Rita D. Brogley	Director	March 1, 2019
Rita D. Brogley

/s/ H. James Dallas	Director	March 1, 2019
H. James Dallas

/s/ John T. Casteen, III	Director	March 1, 2019
John T. Casteen, III

/s/ Nathaniel C. Fick	Director	March 1, 2019
Nathaniel C. Fick

/s/ Robert R. Grusky	Director	March 1, 2019
Robert R. Grusky

/s/ Todd A. Milano	Director	March 1, 2019
Todd A. Milano

/s/ G. Thomas Waite, III	Director	March 1, 2019
G. Thomas Waite, III

/s/ J. David Wargo	Director	March 1, 2019
J. David Wargo