Form 10-Q
period 2019-03-31
Strategic Education, Inc.
filed 2019-05-02
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Common Stock, $0.01 par value	STRA	Nasdaq Global Select Market
(Title of each class)	(Trading symbol(s))	(Name of each exchange on which registered)
As of April 15, 2019, there were outstanding 21,931,496 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2018	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$311,732	$352,387
Marketable securities, current	37,121	36,486
Tuition receivable, net	55,694	50,842
Other current assets	15,814	16,874
Total current assets	420,361	456,589
Property and equipment, net	122,677	119,040
Right-of-use lease assets	—	101,533
Marketable securities, non-current	37,678	31,866
Intangible assets, net	328,344	314,511
Goodwill	732,540	732,799
Other assets	19,429	19,052
Total assets	$1,661,029	$1,775,390

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$85,979	$80,085
Income taxes payable	419	6,144
Contract liabilities	38,733	40,826
Lease liabilities, current	—	26,462
Total current liabilities	125,131	153,517
Deferred income tax liabilities	59,358	70,298
Lease liabilities, non-current	—	90,501
Other long-term liabilities	51,316	37,636
Total liabilities	235,805	351,952
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 21,743,498 and 21,923,800 shares issued and outstanding at December 31, 2018 and March 31, 2019, respectively	217	219
Additional paid-in capital	1,306,653	1,304,170
Accumulated other comprehensive income	32	266
Retained earnings	118,322	118,783
Total stockholders’ equity	1,425,224	1,423,438
Total liabilities and stockholders’ equity	$1,661,029	$1,775,390
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended March 31,
	2018	2019
Revenues	$116,469	$246,508
Costs and expenses:
Instructional and support costs	68,452	134,050
General and administration	31,342	64,139
Amortization of intangible assets	—	15,417
Merger and integration costs	5,347	7,179
Total costs and expenses	105,141	220,785
Income from operations	11,328	25,723
Other income	289	3,327
Income before income taxes	11,617	29,050
Provision for income taxes	2,150	17,550
Net income	$9,467	$11,500
Earnings per share:
Basic	$0.88	$0.53
Diluted	$0.84	$0.52
Weighted average shares outstanding:
Basic	10,745	21,499
Diluted	11,311	22,050
Cash dividend declared per share	$0.25	$0.50
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2018	2019
Net income	$9,467	$11,500
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	234
Comprehensive income	$9,467	$11,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2017	11,167,425	$112	$47,079	$162,006	$—	$209,197
Impact of adoption of new accounting standard	—	—	—	(171)	—	(171)
Stock-based compensation	—	—	2,688	—	—	2,688
Restricted stock grants, net of forfeitures	133,246	1	(1)	—	—	—
Common stock dividends	—	—	—	(2,889)	—	(2,889)
Net income	—	—	—	9,467	—	9,467
Balance at March 31, 2018	11,300,671	$113	$49,766	$168,413	$—	$218,292

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2018	21,743,498	$217	$1,306,653	$118,322	$32	$1,425,224
Stock-based compensation	—	—	2,772	82	—	2,854
Exercise of stock options, net	51,889	1	(1,700)	—	—	(1,699)
Restricted stock grants, net of forfeitures	121,714	1	(1)	—	—	—
Issuance of restricted stock, net	6,699	—	(3,554)	—	—	(3,554)
Common stock dividends	—	—	—	(11,121)	—	(11,121)
Unrealized gains on marketable securities, net of tax	—	—	—	—	234	234
Net income	—	—	—	11,500	—	11,500
Balance at March 31, 2019	21,923,800	$219	$1,304,170	$118,783	$266	$1,423,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2018	2019
Cash flows from operating activities:
Net income	$9,467	$11,500
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	66	83
Amortization of investment discount/premium	—	127
Depreciation and amortization	5,035	25,983
Deferred income taxes	(1,842)	10,834
Stock-based compensation	2,688	3,010
Changes in assets and liabilities:
Tuition receivable, net	(2,249)	4,847
Other current assets	931	(1,060)
Other assets	115	325
Accounts payable and accrued expenses	(867)	(3,537)
Income taxes payable and income taxes receivable	3,995	6,031
Contract liabilities	1,192	1,702
Other long-term liabilities	(1,482)	(1,187)
Net cash provided by operating activities	17,049	58,658

Cash flows from investing activities:
Purchases of property and equipment	(4,233)	(8,756)
Purchases of marketable securities	—	(6,249)
Maturities of marketable securities	—	12,910
Other investments	—	(374)
Net cash used in investing activities	(4,233)	(2,469)

Cash flows from financing activities:
Common dividends paid	(2,889)	(11,091)
Taxes paid for stock awards	—	(4,443)
Net cash used in financing activities	(2,889)	(15,534)
Net increase in cash, cash equivalents, and restricted cash	9,927	40,655
Cash, cash equivalents, and restricted cash — beginning of period	156,448	312,237
Cash, cash equivalents, and restricted cash — end of period	$166,375	$352,892
Noncash transactions:
Purchases of property and equipment included in accounts payable	$2,385	$634
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Nature of Operations
Strategic Education, Inc. (“Strategic Education” or the “Company”), a Maryland corporation formerly known as Strayer Education, Inc., is a national leader in education innovation, dedicated to enabling economic mobility for working adults through education. As further discussed in Note 2 and Note 3, the Company completed its merger with Capella Education Company (“CEC”) on August 1, 2018. The accompanying condensed consolidated financial statements and footnotes include the results of the Company’s three reportable segments: Strayer University, Capella University and Non-Degree Programs. The Company’s reportable segments are discussed further in Note 15.

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
All information as of December 31, 2018 and March 31, 2018 and 2019, and for the three months ended March 31, 2018 and 2019 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.
Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation. Effective during the first quarter of 2019, the Company made changes in its presentation of operating expenses and reclassified prior periods to conform to the current presentation. The Company determined that these changes aligned with its organizational structure and will improve comparability with several of its peer companies. There were no changes to total operating expenses or operating income as a result of these reclassifications. Below is a description of the nature of the costs included in the Company’s operating expense categories.
Instruction and support costs ("I&SC") generally contain items of expense directly attributable to activities of Strayer University and Capella University (the "Universities") that support students and learners. This expense category includes salaries and benefits of faculty and academic administrators, as well as admissions and administrative personnel who support and serve student interests. Instructional and support costs also include course development costs and costs associated with delivering course content, including educational supplies, facilities, and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instructional and support costs.
General and administration ("G&A") expenses include salaries and benefits of management and employees engaged in finance, human resources, legal, regulatory compliance, marketing and other corporate functions. Also included are the costs of advertising and production of marketing materials. General and administration expense also includes the facilities occupancy and other related costs attributable to such functions.

The following table presents the Company's operating expenses as previously reported and as reclassified on its unaudited condensed consolidated statements of income for the three months ended (in thousands):

	New Classification
	March 31, 2018		June 30, 2018		September 30, 2018		December 31, 2018
Prior Classification	I&SC	G&A	I&SC	G&A	I&SC	G&A	I&SC	G&A
Instructional and educational support	$63,776	$—	$64,690	$—	$93,290	$—	$118,320	$—
Admissions advisory	4,676	—	4,609	—	9,789	—	12,392	—
Marketing	—	20,124	—	21,113	—	46,165	—	49,577
General and administration	—	11,218	—	11,063	—	15,811	—	18,964
Total reclassified costs and expenses(1)	$68,452	$31,342	$69,299	$32,176	$103,079	$61,976	$130,712	$68,541
_____________________________________
(1)This amount excludes the amortization of intangible assets and merger and integration costs expense line items on the condensed consolidated statements of income as those expense line items were not impacted by the operating expense reclassification.
Restricted Cash
A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the Universities during the academic term. The Company had approximately $5,000 of these unpaid obligations as of December 31, 2018 and March 31, 2019, which are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2018 and 2019 (in thousands):

	As of March 31,
	2018	2019
Cash and cash equivalents	$165,867	$352,387
Restricted cash included in other current assets	8	5
Restricted cash included in other long-term assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$166,375	$352,892
Tuition Receivable and Allowance for Doubtful Accounts
The Company records tuition receivable and contract liabilities for its students upon the start of the academic term or program. Therefore, at the end of the quarter (and academic term), tuition receivable generally represents amounts due from students for educational services already provided and contract liabilities generally represents advance payments from students for academic services to be provided in the future. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the Universities' student bases and through the participation of the majority of the students in federally funded financial aid programs. An allowance for doubtful accounts is established primarily based upon historical collection rates by group of receivable reflecting factors such as age of the balance due, student academic status, and size of outstanding balance, net of estimated recoveries, and consideration of other relevant factors. These collection rates incorporate historical performance based on a student’s current enrollment status and likelihood of future enrollment. The Company periodically assesses its methodologies for estimating bad debts in consideration of actual experience.

The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	March 31, 2019
Tuition receivable	$84,151	$80,229
Allowance for doubtful accounts	(28,457)	(29,387)
Tuition receivable, net	$55,694	$50,842
Approximately $1.1 million and $0.8 million of tuition receivable are included in other assets as of December 31, 2018 and March 31, 2019, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for doubtful accounts for the three months ended March 31, 2018 and 2019 (in thousands):

	For the three months ended March 31,
	2018	2019
Allowance for doubtful accounts, beginning of period	$12,687	$28,457
Additions charged to expense	6,391	12,320
Write-offs, net of recoveries	(5,303)	(11,390)
Allowance for doubtful accounts, end of period	$13,775	$29,387
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases with a term longer than 12 months. ASU 2016-02 also requires additional quantitative and qualitative disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. During 2018 and 2019, the FASB issued additional ASUs amending certain aspects of ASU 2016-02. On January 1, 2019, the Company adopted the new accounting standard and all the related amendments ("ASC 842") using the modified retrospective method. The Company applied ASU 2016-02 to all leases that had commenced as of January 1, 2019. In addition, as permitted by ASU 2016-02, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under ASU 2016-02, which allowed the Company to not reassess prior conclusions regarding lease identification, lease classification, and initial direct costs under the new standard. As a result of adopting the new standard, the Company recognized a lease liability of $123 million and a right-of-use asset of $107 million on January 1, 2019. The standard did not materially impact the Company's condensed consolidated statements of income and cash flows.
The Company determines if an arrangement is a lease at inception. Leases with an initial term longer than 12 months are included in right-of-use ("ROU") lease assets, short-term lease liabilities, and long-term lease liabilities on the Company's condensed consolidated balance sheets. The Company combines lease and non-lease components for all leases.
ROU lease assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU lease assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the implicit interest rates for most of the Company's leases cannot be readily determined, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term for operating leases.
Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company subleases certain building space to third parties and sublease income is recognized on a straight-line basis over the lease term. See Note 7 for additional information.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 21,743,498 and 21,923,800 shares were issued and outstanding as of December 31, 2018 and March 31, 2019, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In February 2019, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.50 per share of common stock. The dividend was paid on March 18, 2019.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2018 and 2019 (in thousands):

	For the three months ended March 31,
	2018	2019
Weighted average shares outstanding used to compute basic earnings per share	10,745	21,499
Incremental shares issuable upon the assumed exercise of stock options	45	92
Unvested restricted stock and restricted stock units	521	459
Shares used to compute diluted earnings per share	11,311	22,050
During the three months ended March 31, 2019, the Company had approximately 59,000 shares of restricted stock excluded from the diluted earnings per share calculation because the effect would have been antidilutive. During the three months ended March 31, 2018, the Company had no issued and outstanding awards that were excluded from the calculation.
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2018 and March 31, 2019, the balance of accumulated other comprehensive income was $32,000, net of tax of $10,000 and $266,000, net of tax of $116,000, respectively. There were no reclassifications out of accumulated other comprehensive income to net income for the three months ended March 31, 2019.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for doubtful accounts, useful lives of property and equipment and intangible assets, fair value of future contractual operating lease obligations, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718):  Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. ASU 2018-07 aligns guidance on share-based payments to nonemployees with the requirements for share-based payments granted to employees, including determination of the measurement date and accounting for performance conditions and for share-based payments after vesting. The Company adopted this guidance as of January 1, 2019 with no material impact on its unaudited condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
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
On August 1, 2018, the Company completed its merger with CEC and its wholly owned subsidiaries, pursuant to a merger agreement dated October 29, 2017. The merger has enabled the Company to become a national leader in education innovation that improves affordability and enhances career outcomes by offering complementary programs and sharing academic and technological best practices, through a best-in-class corporate platform supporting two independent universities.
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
_________________________________________

(1)	The Company issued 10,263,775 common shares at a market price of $117.84 in exchange for each issued and outstanding share of CEC common stock.
The Company applied the acquisition method of accounting to CEC’s business, whereby the excess of the acquisition date fair value of consideration transferred over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects workforce and synergies expected from cost savings, operations, and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of the merger has been provisionally allocated to the Strayer University and

Capella University reportable segments in the amount of $330.6 million and $395.4 million, respectively, and is not deductible for tax purposes.
To date, the Company has incurred $20.1 million of acquisition-related costs which have been recognized in Merger and integration costs in the unaudited condensed consolidated statements of income. Issuance costs of $0.1 million were recognized in additional paid-in capital in the unaudited condensed consolidated balance sheets.
The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets and liabilities, primarily intangible assets and income taxes. As the Company finalizes its assessment of the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company reflects measurement period adjustments, if any, in the period in which the adjustments occur. During the first quarter of 2019, the Company reduced current assets by $0.3 million and the acquired deferred income tax liability by $0.1 million, which resulted in a $0.2 million increase to goodwill recognized in connection with the CEC merger.
The preliminary fair value of assets acquired and liabilities assumed as well as a reconciliation to consideration transferred is presented in the table below (in thousands):

Cash and cash equivalents	$167,859
Marketable securities, current	31,419
Tuition receivable	38,803
Income tax receivable	163
Other current assets	8,496
Marketable securities, non-current	34,700
Property and equipment, net	53,182
Other assets	14,556
Intangible assets	349,800
Goodwill	725,999
Total assets acquired	1,424,977
Accounts payable and accrued expenses	(46,735)
Contract liabilities	(39,000)
Deferred income taxes	(100,044)
Other long term liabilities	(2,237)
Total liabilities assumed	(188,016)
Total consideration	$1,236,961
The table below presents a summary of intangible assets acquired (in thousands) and the weighted average useful lives of these assets:

	Fair Value	Weighted Average Useful Life in Years
Trade names	$183,800	Indefinite
Student relationships	166,000	3
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three months ended March 31, 2018 and 2019 (in thousands):

	For the three months ended March 31,
	2018	2019
Strayer University Segment
Tuition, net of discounts, grants and scholarships	$110,960	$123,515
Other(1)	4,311	4,543
Total Strayer University Segment	115,271	128,058
Capella University Segment
Tuition, net of discounts, grants and scholarships	—	109,468
Other(1)	—	5,230
Total Capella University Segment	—	114,698
Non-Degree Programs Segment(2)	1,198	3,752
Consolidated revenue	$116,469	$246,508
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
Course materials available through Capella University enable students to access electronically all required materials for courses in which they enroll during the quarter. Revenue derived from course materials is recognized ratably over the duration of the course as the Company provides the student with continuous access to these materials during the term. For sales of certain other course materials, the Company is considered the agent in the transaction and as such the Company recognizes revenue net of amounts owed to the vendor at the time of sale. Revenues also include certain academic fees recognized within the quarter of instruction, and certificate revenue and licensing revenue, which are recognized as the services are provided.

Contract Liabilities – Graduation Fund
In 2013, Strayer University introduced the Graduation Fund, which allows new undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. New students registering in credit-bearing courses in any undergraduate program receive one free course for every three courses that are successfully completed. Students must meet all of Strayer University’s admission requirements and must be enrolled in a bachelor’s degree program. The Company’s employees and their dependents are not eligible for the program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future.
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $22.4 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund for the three months ended March 31, 2018 and 2019 (in thousands):

	As of March 31,
	2018	2019
Balance at beginning of period	$37,400	$43,329
Revenue deferred	5,885	6,945
Benefit redeemed	(4,967)	(5,798)
Balance at end of period	$38,318	$44,476
Unbilled receivables – Student tuition
Academic materials may be shipped to certain students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all the performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue is recorded. The balance of unbilled receivables related to such materials was $1.2 million as of March 31, 2019, and is included in tuition receivable.

5.	Restructuring and Related Charges
In October 2013, the Company implemented a restructuring to better align the Company’s resources with student enrollments at the time. This restructuring included the closing of 20 physical locations and reductions in the number of campus-based and corporate employees. At the time of this restructuring, a liability for lease obligations, some of which continue through 2022, was recorded and measured at fair value using a discounted cash flow approach encompassing significant unobservable inputs (Level 3). The estimation of future cash flows included non-cancelable contractual lease costs over the remaining terms of the leases discounted at the Company’s marginal borrowing rate of 4.5%, partially offset by estimated future sublease rental income discounted at credit-adjusted rates.
In addition, the Company has incurred personnel-related restructuring charges due to cost reduction efforts and management changes. These changes are primarily intended to integrate CEC successfully and establish an efficient ongoing cost structure for the Company.

The following details the changes in the Company’s restructuring liability during the three months ended March 31, 2019 (in thousands):

	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2017	$8,781	$—	$8,781
Restructuring and other charges(1)	—	—	—
Payments	(724)	—	(724)
Adjustments(2)	41	—	41
Balance at March 31, 2018	$8,098	$—	$8,098

Balance at December 31, 2018(3)	$6,540	$14,347	$20,887
Restructuring and other charges(1)	—	1,913	1,913
Payments	—	(2,424)	(2,424)
Adjustments(2)	(6,540)	—	(6,540)
Balance at March 31, 2019(3)	$—	$13,836	$13,836
_____________________________________

(1)
Restructuring and other charges of $1.9 million for the three months ended March 31, 2019 are included in Merger and integration costs on the unaudited condensed consolidated statements of income. There were no restructuring and other charges for the three months ended March 31, 2018.

(2)
For the three months ended March 31, 2018, adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from sublease income. For the three months ended March 31, 2019, adjustments represent the impact of adopting ASC 842 on January 1, 2019. In accordance with ASC 842, the lease related restructuring liability balance as of December 31, 2018 was netted against the initial ROU asset recognized upon adoption. Asset retirement obligations related to these restructured properties are also included in the adjustments amount.

(3)
The current portion of restructuring liabilities was $9.8 million and $8.4 million as of December 31, 2018 and March 31, 2019, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

6. Marketable Securities
The following is a summary of available-for-sale securities as of March 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$46,685	$95	$(89)	$46,691
Tax-exempt municipal securities	18,969	83	(9)	19,043
Variable rate demand notes	1,600	—	—	1,600
Commercial paper	1,018	—	—	1,018
Total	$68,272	$178	$(98)	$68,352

The following is a summary of available-for-sale securities as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$48,202	$12	$(284)	$47,930
Tax-exempt municipal securities	22,858	45	(34)	22,869
Variable rate demand notes	4,000	—	—	4,000
Total	$75,060	$57	$(318)	$74,799
The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of December 31, 2018 and March 31, 2019 were caused by changes in market values primarily due to interest rate changes. As of March 31, 2019, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $17.6 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three months ended March 31, 2018 and 2019.

The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	March 31, 2019
Due within one year	$37,121	$36,486
Due after one year through five years	37,678	31,866
Total	$74,799	$68,352
Amounts due within one year in the table above included $1.6 million of variable rate demand notes, which have contractual maturities ranging from 26 years to 27 years as of March 31, 2019. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. The Company has classified these securities based on their effective maturity dates, which ranges from one day to seven days from the balance sheet date.
The Company received $12.9 million of proceeds from the maturities of available-for-sale securities during the three months ended March 31, 2019. The Company did not record any gross realized gains or gross realized losses in net income during the three months ended March 31, 2019 and 2018. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three months ended March 31, 2018 and 2019.
7. Leases
The Company has long-term, non-cancelable operating leases for campuses and other administrative facilities. These leases generally range from one to ten years and may include renewal options to extend the lease term. The Company also subleases certain portions of unused building space to third parties. During the three months ended March 31, 2019, the Company recognized $7.6 million of lease costs.
The components of lease costs were as follows (in thousands except lease term and discount rate):

For the three months ended March 31,
2019
Lease cost:
Operating lease cost	$8,084
Short-term lease cost	233
Sublease income	(722)
Total lease costs	$7,595
Other information:
Cash paid for amounts included in the measurement of lease liabilities(1)	$8,552
Weighted-average remaining lease term (years)	5.8
Weighted-average discount rate	4.23%
_____________________________________
(1)Includes $1.3 million related to interest.

Maturities of lease liabilities (in thousands):

Year Ending March 31,
2020	$30,724
2021	27,021
2022	21,035
2023	12,858
2024	10,326
Thereafter	30,942
Total lease payments(1)	$132,906
Less: interest	(15,943)
Present value of lease liabilities	$116,963
_____________________________________
(1)Operating lease payments exclude $1.4 million of legally binding minimum payments for leases signed but not yet commenced.
The minimum rental commitments for the Company as of December 31, 2018 were as follows (in thousands):

Minimum rental commitments(1)
2019	$33,600
2020	28,399
2021	23,485
2022	13,770
2023	10,316
Thereafter	32,745
Total	$142,315
_____________________________________
(1)Amounts are based on the accounting guidance in ASC 840, Leases, that was superseded upon the Company's adoption of ASC 842 on January 1, 2019.

8.	Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$9,441	$9,441	$—	$—
Marketable securities:
Corporate debt securities	47,691	—	47,691	—
Tax-exempt municipal securities	19,043	—	19,043	—
Variable rate demand notes	1,600	—	1,600	—
Commercial paper	1,018	—	1,018	—
Total assets at fair value on a recurring basis	$78,793	$9,441	$69,352	$—

Liabilities:
Deferred payments	$4,131	$—	$—	$4,131

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2018 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,791	$1,791	$—	$—
Marketable securities:
Corporate debt securities	48,430	—	48,430	—
Tax-exempt municipal securities	22,869	—	22,869	—
Variable rate demand notes	4,000	—	4,000	—
Total assets at fair value on a recurring basis	77,090	1,791	75,299	—

Liabilities:
Deferred payments	$4,120	$—	$—	$4,120
The Company measures the above items on a recurring basis at fair value as follows:

•
Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2018 and March 31, 2019 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•
Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.

•
Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011 and 2016. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using models that encompass significant unobservable inputs to estimate the operating results of the acquired assets. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, obtaining regulatory approvals for expansion into new markets, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $0.4 million as of March 31, 2019 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2018 or 2019.
Changes in the fair value of the Company’s Level 3 liabilities during the three months ended March 31, 2018 and 2019 are as follows (in thousands):

	As of March 31,
	2018	2019
Balance as of the beginning of period	$4,514	$4,120
Amounts paid	(656)	(751)
Other adjustments to fair value	698	762
Balance at end of period	$4,556	$4,131

9.	Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment as of March 31, 2019 (in thousands):

	Strayer University	Capella University	Non-Degree Programs	Total
Balance as of December 31, 2018	$337,381	$395,159	$—	$732,540
Additions	—	—	—	—
Impairments	—	—	—	—
Adjustments	—	259	—	259
Balance as of March 31, 2019	$337,381	$395,418	$—	$732,799
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2019 to indicate an impairment to goodwill. There was no impairment charge related to goodwill recorded during the three month periods ended March 31, 2019 and 2018.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of March 31, 2019 (in thousands):

	December 31, 2018			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$166,000	$(23,056)	$142,944	$166,000	$(36,889)	$129,111
Not subject to amortization
Trade names	185,400	—	185,400	185,400	—	185,400
Total	$351,400	$(23,056)	$328,344	$351,400	$(36,889)	$314,511
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $13.8 million for the three months ended March 31, 2019.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2019 to indicate an impairment to indefinite-lived intangible assets. There was no impairment charge related to indefinite-lived intangible assets recorded during the three month periods ended March 31, 2019 and 2018.

10.	Long-Term Debt
On August 1, 2018, the Company entered into an amended credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. The maturity date of the Amended Credit Facility is August 1, 2023. The Company paid approximately $1.2 million in debt financing costs associated with the Amended Credit Facility, and these costs are being amortized on a straight-line basis over the five-year term of the Amended Credit Facility.

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
The Company was in compliance with all the terms of the Amended Credit Facility and had no borrowings outstanding under the Revolver as of March 31, 2019.
11.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2018 and March 31, 2019 (in thousands):

	December 31, 2018	March 31, 2019
Contract liabilities, net of current portion	$23,880	$23,489
Deferred payments related to acquisitions	5,904	5,433
Employee separation costs	6,800	5,422
Deferred rent and other facility costs	6,837	1,875
Other	1,263	1,417
Loss on facilities not in use	4,332	—
Lease incentives	2,300	—
Other long-term liabilities	$51,316	$37,636
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
Deferred Rent and Other Facility Costs and Loss on Facilities Not in Use
Prior to the adoption of ASC 842 on January 1, 2019, the Company recorded a liability for lease costs of campus and non-campus facilities that are not currently in use (see Note 5). For facilities still in use, the Company recorded rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense was recorded as a liability. Upon adoption of ASC 842, these liability balances were netted against the ROU asset recognized on January 1, 2019. As such, there are no long-term liability balances for deferred rent and loss on facilities not in use as of March 31, 2019. At December 31, 2018 and March 31, 2019, the Company had $1.9 million included in the deferred rent and other facility costs balances, which relate to asset retirement obligations for lease agreements requiring the leased premises to be returned in a predetermined condition.

Deferred Payments Related to Acquisitions
In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $3.1 million and $2.6 million as of December 31, 2018 and March 31, 2019, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.
Lease Incentives
In conjunction with the opening of new campuses or renovating existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. Prior to the adoption of ASC 842 on January 1, 2019, the underlying assets were capitalized as leasehold improvements and a liability was established for the reimbursements in accordance with ASC 840-20. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five to 10 years. Upon adoption of ASC 842, the liability balance associated with the reimbursement was netted against the ROU asset recognized on January 1, 2019. As such, there is no lease incentive long-term liability balance as of March 31, 2019.

12.	Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three months ended March 31, 2018 and 2019 (in thousands):

	For the three months ended March 31,
	2018	2019
Instructional and support costs	$620	$858
General and administration	2,068	1,673
Merger and integration costs	—	479
Stock-based compensation expense included in operating expense	2,688	3,010
Tax benefit	752	759
Stock-based compensation expense, net of tax	$1,936	$2,251
During the three months ended March 31, 2018 and 2019, the Company recognized a tax windfall related to share-based payment arrangements of approximately $1.2 million and $1.4 million, respectively, which was recorded as an adjustment to the provision for income taxes.

13.	Income Taxes

The Company recorded income tax expense of $2.2 million and $17.6 million during the three months ended March 31, 2018 and 2019, reflecting an effective tax rate of 18.5% and 60.4%, respectively.
In February 2019, to align compensation and benefit plans after completion of the merger with CEC, the Compensation Committee of the Company’s Board of Directors took action to terminate all deferred compensation arrangements, including for employees already participating in such arrangements. These changes affect the tax deductibility of certain arrangements, which resulted in a first quarter discrete item reducing the Company’s deferred tax assets by $11.5 million, and increasing the Company’s 2019 effective tax rate and future cash tax payments.
The Company had no unrecognized tax benefits as of March 31, 2018. The Company had $0.9 million of unrecognized tax benefits as of March 31, 2019. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income. The Company incurred no expense related to interest and penalties during the three months ended March 31, 2018 and $28,000 during the three months ended March 31, 2019.
The Company paid $0.1 million and $0.7 million in income taxes during the three months ended March 31, 2018 and 2019, respectively.
The tax years since 2015 remain open for Federal tax examination and the tax years since 2014 remain open to examination by state and local taxing jurisdictions in which the Company is subject.

14. Other Investments
At March 31, 2019, the Company held $13.8 million in investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.4 million across these partnerships through December 2027. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method. During the three months ended March 31, 2019, the Company made investments totaling $0.3 million and received cash distributions totaling $0.9 million related to these partnerships. Additionally, during the three months ended March 31, 2019, the Company recorded income of $1.0 million related to these partnerships, which was recognized in Other income in the unaudited condensed consolidated statements of income. At December 31, 2018, the Company's investment in limited partnerships was $13.4 million.
15. Segment Reporting
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
Two of the Company’s operating segments that meet the quantitative thresholds to qualify as reportable segments are the Strayer University and Capella University segments. The Strayer University segment is comprised of Strayer University, including its programs offered through the Jack Welch Management Institute; the Capella University segment consists of Capella University. None of the Company’s other operating segments individually meet the quantitative thresholds to qualify as reportable segments; therefore, these other operating segments are combined and presented below as Non-Degree Programs. The Non-Degree Programs reportable segment is comprised of the DevMountain, LLC (“DevMountain”), Hackbright Academy, Inc. (“Hackbright”), NYCDA, and Sophia Learning, LLC businesses.
Revenue and operating expenses are generally directly attributable to the segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.
A summary of financial information by reportable segment (in thousands) for the three months ended March 31, 2018 and 2019 is presented in the following table:

	For the three months ended March 31,
	2018	2019
Revenues
Strayer University	$115,271	$128,058
Capella University	—	114,698
Non-Degree Programs	1,198	3,752
Consolidated revenues	$116,469	$246,508
Income (loss) from operations
Strayer University	$17,992	$24,973
Capella University	—	24,153
Non-Degree Programs	(1,317)	(807)
Amortization of intangible assets	—	(15,417)
Merger and integration costs	(5,347)	(7,179)
Consolidated income from operations	$11,328	$25,723

16.	Litigation
From time to time, the Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. There are no pending material legal proceedings, other than routine litigation incidental to the business, to which the Company is subject or to which the Company’s property is subject.

17.	Regulation
The Company, the Universities, Hackbright, DevMountain and NYCDA are subject to significant state regulatory oversight, as well as accreditor and federal regulatory oversight, in the case of the Company and the Universities.
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
In addition, a program that does not pass either of the debt-to-earnings metrics and has an annual income rate between 8% and 12%, or a discretionary income rate between 20% and 30%, is considered to be in a warning zone. A program fails if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program becomes Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive award years. The regulations provide a means by which an institution may challenge the Department’s calculation of any of the debt metrics prior to loss of Title IV eligibility. On January 8, 2017, Strayer University and Capella University received final 2015 debt-to-earnings measures. None of Strayer University or Capella University programs failed the debt-to-earnings metrics. Two active Strayer University programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, and one active Capella University program, the Master of Science in Marriage and Family Counseling/Therapy, were “in the zone,” which means each of those three programs remains fully eligible unless (1) the program has a combination of zone and failing designations for four consecutive years, in which case it would become Title IV-ineligible in the fifth year; or (2) the program fails the metrics for two out of three consecutive years, in which case the program could become ineligible for the following award year. The Department has not yet released 2016 debt-to-earnings measures, and the Department has announced that because it no longer has a data-sharing agreement with the U.S. Social Security Administration to receive earnings data, the Department is unable to calculate the debt-to-earnings measures under the gainful employment regulations in 2019.
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
Borrower Defenses to Repayment
Pursuant to the Higher Education Act and following negotiated rulemaking, on November 1, 2016, the Department published final regulations that, among other things, specify the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program (the “2016 BDTR Rule”). The 2016 BDTR Rule specifies the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program and the consequences of such borrower defenses for borrowers, institutions, and the Department. Under the regulation, for Direct Loans disbursed after July 1, 2017, a student borrower may assert a defense to repayment if: (1) the student borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. These defenses are asserted through claims submitted to the Department, and the Department has the authority to issue a final decision. In addition, the regulation permits the Department to grant relief to an individual or group of individuals, including individuals who have not applied to the Department seeking relief. If a defense is successfully raised, the Department has discretion to initiate action to collect from an institution the amount of losses incurred based on the borrower defense. The 2016 BDTR Rule also amends the rules concerning discharge of federal student loans when a school or campus closes and prohibits pre-dispute arbitration agreements and class action waivers for borrower defense-type claims. On January 19, 2017, the Department issued a final rule updating the hearing procedures for actions to establish liability against an institution of higher education and establishing procedures for recovery proceedings under the 2016 BDTR Rule.
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
On September 12, 2018, a federal judge ruled that the Department’s various delays of the 2016 BDTR Rule were contrary to law. On October 16, 2018, in a related case, the judge denied a request to delay implementation of portions of the 2016 BDTR Rule. As a result, the 2016 BDTR Rule is now in effect. The Department has indicated that it will not appeal that ruling, but does still expect to issue a new rule at some point in the future. On March 15, 2019, the Department issued guidance about how to comply with selected provisions contained in the 2016 BDTR Rule that took effect as of October 16, 2018. As described in the guidance, the Department will apply the federal standard for borrower defense to repayment applications set forth in the 2016 BDTR Rule for claims asserted as to Direct Loans first disbursed on or after July 1, 2017. In the guidance, the Department explained that institutions should handle reporting for events, actions, or conditions that occurred after July 1, 2017 by making required reports to the Department no later than May 13, 2019. The Department also indicated that institutions must implement the prohibitions related to dispute resolution, including by making any required modifications to enrollment agreements or by beginning to implement required notification procedures by May 13, 2019.
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
In January 2019, the Department announced during the Accreditation and Innovation negotiated rulemaking session that it is rewriting the BDTR NPRM and will publish new draft rules for public comment during 2019. That NPRM has not yet been released, and in April 2019 a Department official indicated that the Department may move to publish a final rule instead of issuing a new NPRM.
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
The Department also announced its intent to convene three subcommittees: one addressing proposed regulations related to distance learning and educational innovation, one addressing TEACH Grant conversions, and one to make recommendations to the committee regarding revisions to the regulations regarding the eligibility of faith-based entities to participate in the Title IV programs. The Department convened the distance learning and educational innovation subcommittee to address, among other topics, simplification of state authorization requirements, the definition of “regular and substantive interaction”, the definition of the term “credit hour”, direct assessment programs and competency-based education, and barriers to innovation in post-secondary education.
In connection with this negotiated rulemaking process, the Department convened three public hearings and accepted written comments through September 14, 2018. Strayer University and Capella University submitted written comments on September 14. The Department accepted negotiator nominations through November 15, 2018 and negotiations took place January - April 2019. On April 3, 2019, the Accreditation and Innovation negotiated rulemaking committee reached consensus on all topics being negotiated. This outcome means the Department, except in extraordinary circumstances, is bound to publish the consensus language as the notice of proposed rulemaking and accept public comment on that proposal. The Department intends to publish final rules to be effective July 2020.
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
In June 2016, despite the lack of consensus at the negotiated rulemaking sessions, but as permitted by federal law, the Department issued a Notice of Proposed Rulemaking for public comment on the issue of state authorization for online programs. On December 19, 2016, the Department issued final regulations, which are described below and were scheduled to become effective on July 1, 2018. On May 25, 2018, the Department issued a Notice of Proposed Rulemaking to delay until July 1, 2020 the effective date of the state authorization of distance education provisions of those final regulations based on concerns that were raised by regulated parties and to provide adequate time to conduct negotiated rulemaking to reconsider those provisions and, as necessary, develop revised regulations. On July 3, 2018, the Department published a final rule, which was made effective retroactively to June 29, 2018, to delay until July 1, 2020 the effective date of the state authorization of distance education provisions. Certain other portions of the 2016 final regulations, which relate to authorization of foreign locations, went into effect on July 1, 2018. On April 26, 2019, in litigation brought to challenge ED’s delayed implementation of the 2016 final regulations, a judge found that the delay was improper and ordered that the rules regarding state authorization of programs offered through distance education take effect on May 26, 2019. The 2016 final regulations will remain in effect until any new final rules developed through negotiated rulemaking, described below, take effect.
The 2016 final regulations, among other things, would require an institution offering Title IV-eligible distance education or correspondence courses to be authorized by each state in which the institution enrolls students, if such authorization is required by the state. Institutions can obtain such authorization directly from the state or through a state authorization reciprocity agreement. A state authorization reciprocity agreement is defined as an agreement between two or more states that authorizes an institution located and legally authorized in a state covered by the agreement to provide post-secondary education through distance education or correspondence courses to students in other states covered by the agreement and does not prohibit a participating state from enforcing its own laws with respect to higher education. On March 6, 2015, Capella University was approved as an institution participant in the State Authorization Reciprocity Agreement (“SARA”). On December 2, 2016, Strayer University became a participant in SARA. As participants in SARA, Strayer University and Capella University may offer online courses and other forms of distance education to students in any participating SARA state in which they do not have a physical location or a physical presence, as defined by the state, without having to seek any new state institutional approval beyond the Universities’ home states (Washington, D.C. and Minnesota, respectively). There are currently 49 SARA member states - all but California. The 2016 final regulations also require institutions to document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses for each state in which such students reside.

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

On October 15, 2018, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations on a variety of topics, including state authorization of distance education programs. The Department included state authorization of distance education programs in the Accreditation and Innovation negotiated rulemaking that took place in early 2019. The committee agreed to language that would retain the requirement that institutions are authorized - including the option to be authorized via a reciprocity agreement - to operate in any state in which a student is located for the purposes of Title IV eligibility. However, the consensus language removes many of the public and individualized disclosures to enrolled and prospective students regarding programs offered solely through distance education or correspondence courses. A notice of proposed rulemaking reflecting the consensus language on this topic is expected in 2019.
The Clery Act
Strayer University and Capella University must comply with the campus safety and security reporting requirements as well as other requirements in the Jeanne Clery Disclosure of Campus Security Policy and Campus Crime Statistics Act (the “Clery Act”), including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013. On October 20, 2014, the Department promulgated regulations, effective July 1, 2015, implementing amendments to the Clery Act. In addition, the Department has interpreted Title IX to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure by Strayer University or Capella University to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department fining Strayer University or Capella University, or limiting or suspending participation in Title IV programs, could lead to litigation, and could harm Strayer University or Capella University’s reputation. The Company believes that Strayer University and Capella University are in compliance with these requirements.
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

NYCDA, Hackbright and DevMountain
NYCDA currently provides instruction through B2B relationships in various locations. Hackbright Academy currently provides on-ground courses in the San Francisco Bay Area. DevMountain currently provides on-ground courses in Provo and Lehi, Utah; Dallas, Texas; and Phoenix, Arizona, and in 2017, introduced its first online program in Web Development. NYCDA, Hackbright Academy and DevMountain are not accredited, do not participate in state or federal student financial aid programs, and are not subject to the regulatory requirements applicable to accredited schools and schools that participate in financial aid programs such as those described above. Programs such as those offered by NYCDA, Hackbright Academy and DevMountain are regulated by each individual state.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses and capital expenditures. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, rulemaking by the Department and increased focus by the U.S. Congress on for-profit education institutions, the pace of growth of student enrollment, competitive factors, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the benefits of the merger with Capella Education Company, including expected synergies, may not be fully realized or may take longer to realize than expected, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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
Our financial results for any periods ended prior to August 1, 2018 do not include the financial results of CEC, and are therefore not directly comparable. For the three months ended March 31, 2018, CEC’s revenues were $112.0 million, and its income from continuing operations was $18.4 million.

During the three months ended March 31, 2019, we incurred $7.2 million in expenses related to the merger, primarily attributable to legal fees, personnel, and other integration costs.
As of March 31, 2019, SEI had the following reportable segments:
Strayer University Segment

•
Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 74 physical campuses, predominantly located in the eastern United States, and online. Strayer University is accredited by the Middle States Commission on Higher Education (hereinafter referred to as “Middle States” or “Middle States Commission”), one of the seven regional collegiate accrediting agencies recognized by the Department. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students flexibility and convenience.

•	The Jack Welch Management Institute (“JWMI”) offers an executive MBA online and is a Top 25 Princeton Review ranked online MBA program.

•
In the first quarter, Strayer University’s enrollment increased 11.5% to 51,479 compared to 46,184 for the same period in 2018. New student enrollment for the period increased 13.2% and continuing student enrollment for the period increased 11.1%.

Capella University Segment

•
Capella University is an online post-secondary education company that offers a variety of doctoral, master’s and bachelor’s degree programs, primarily for working adults, in the following primary disciplines: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. Capella University focuses on master's and doctoral degrees, with 70% of its learners enrolled in a master’s or doctoral degree program. Capella University's academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult learners develop specific competencies they can apply in their workplace. Capella University is accredited by the Higher Learning Commission, one of the seven regional collegiate accrediting agencies recognized by the Department.

•
On April 19, 2019, the Higher Learning Commission ("HLC") issued formal notification that its Institutional Action Council affirmed the appropriateness of the Change of Control arising out of the merger and further affirmed Capella University’s continued adherence to HLC’s Eligibility Requirements and Criteria for Accreditation. In addition, HLC specifically confirmed Capella University’s shared service relationship with the Company satisfies HLC’s Core Components related to HLC’s Guidelines for Shared Services Arrangements.

•	In the first quarter, Capella University’s enrollment increased 2.9% to 39,271 compared to 38,181 for the same period in 2018. New student enrollment for the period increased 14.7%.
Non-Degree Programs Segment

•	DevMountain, LLC is a software development school offering affordable, high-quality, leading-edge software coding education at multiple campus locations and online.

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

Critical Accounting Policies and Estimates
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for doubtful accounts; income tax provisions; the useful lives of property and equipment and intangible assets; redemption rates for scholarship programs and valuation of contract liabilities; fair value of future contractual operating lease obligations for facilities that have been closed; incremental borrowing rates; valuation of deferred tax assets, goodwill, and intangible assets; forfeiture rates and achievability of performance targets for stock-based compensation plans; and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly reviews its estimates and judgments for reasonableness and may modify them in the future. Actual results may differ from these estimates under different assumptions or conditions.
Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Revenue recognition — Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Approximately 96% of our revenues during the three months ended March 31, 2019 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the Universities and the schools offering non-degree programs provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The Universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a liability (contract liability) is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
New students at Strayer University registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed in prior years. The performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of March 31, 2019, we had deferred $44.5 million for estimated redemptions earned under the Graduation Fund, as compared to $43.3 million at December 31, 2018. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by group of receivable reflecting factors such as age of the balance due, student academic status, and size of outstanding balances, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the first quarter of 2019, our bad debt expense was 5.0% of revenue, compared to 5.5% for the same period in 2018. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of March 31, 2019 would have changed our income from operations by approximately $0.8 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. Through our acquisition of CEC in the third quarter of 2018, we had significant additions to goodwill and tradename intangible assets. The acquired goodwill was allocated to the Strayer University and Capella University reporting units. As of March 31, 2019, the Company performed a qualitative assessment, consistent with ASC 350, and concluded that there were no goodwill or indefinite-lived intangible asset impairment indicators. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three month period ended March 31, 2019.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three month period ended March 31, 2019.

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
Results of Operations
As discussed above, we completed our merger with CEC on August 1, 2018. Our results of operations for the three months ended March 31, 2019 include the results of CEC, but the results of operations for the three months ended March 31, 2018 do not include the financial results of CEC. Accordingly, the financial results of each period presented are not directly comparable. This discussion will highlight changes largely in the Strayer University segment, as those results are included in full in each period.
In the first quarter of 2019, we generated $246.5 million in revenue compared to $116.5 million in 2018. Our income from operations was $25.7 million for the first quarter of 2019 compared to $11.3 million in 2018 due primarily to the inclusion of CEC's results in our consolidated results of operations. Net income in the first quarter of 2019 was $11.5 million compared to $9.5 million for the same period in 2018. Diluted earnings per share was $0.52 compared to $0.84 for the same period in 2018.
In the accompanying analysis of financial information for 2019 and 2018, we use certain financial measures including Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:

•	amortization expense related to assets acquired through the Company’s merger with Capella Education Company,

•	transaction and integration costs associated with the Company’s merger with Capella Education Company,

•	income from partnership investments that are not part of our core operations, and

•	discrete tax adjustments related to stock-based compensation and other adjustments.
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
Adjusted income from operations was $48.3 million in the first quarter of 2019 compared to $16.7 million in 2018. Adjusted net income was $36.7 million in the first quarter of 2019 compared to $13.9 million in 2018, and adjusted diluted earnings per share was $1.66 in the first quarter of 2019 compared to $1.23 in 2018.

The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2019

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Income from partnership interests(3)	Tax adjustments(4)	As Adjusted (Non-GAAP)
Income from operations	$25,723	$15,417	$7,179	$—	$—	$48,319
Other income, net	3,327	—	—	(1,023)	—	2,304
Income before income taxes	29,050	15,417	7,179	(1,023)	—	50,623
Provision for income taxes	17,550	—	—	—	(3,629)	13,921
Net income	$11,500	$15,417	$7,179	$(1,023)	$3,629	$36,702
Earnings per share:
Basic	$0.53					$1.71
Diluted	$0.52					$1.66
Weighted average shares outstanding:
Basic	21,499					21,499
Diluted	22,050					22,050

Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2018

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Income from partnership interests(3)	Tax adjustments(4)	As Adjusted (Non-GAAP)
Income from operations	$11,328	$—	$5,347	$—	$—	$16,675
Other income, net	289	—	—	—	—	289
Income before income taxes	11,617	—	5,347	—	—	16,964
Provision for income taxes	2,150	—	—	—	914	3,064
Net income	$9,467	$—	$5,347	$—	$(914)	$13,900
Earnings per share:
Basic	$0.88					$1.29
Diluted	$0.84					$1.23
Weighted average shares outstanding:
Basic	10,745					10,745
Diluted	11,311					11,311
__________________________________________________________________________________________

(1)	Reflects amortization expense related to intangible assets associated with the Company’s merger with CEC.

(2)	Reflects transaction and integration charges associated with the Company's merger with CEC.

(3)	Reflects income recognized from the Company's investments in partnership interests.

(4)	Reflects discrete tax adjustments related to the vesting of stock awards and other adjustments, utilizing an adjusted effective tax rate of 18.1% and 27.5% for 2018 and 2019, respectively.
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Revenues. The increase in consolidated revenues compared to the same period in the prior year was primarily related to the inclusion of CEC revenue. In the Strayer University segment for the three months ended March 31, 2019, enrollment grew 11.5% to 51,479 from 46,184 in the prior year. Revenue grew 11.1% to $128.1 million compared to $115.3 million in 2018 as a result of the increase in enrollment. Capella University segment revenue was $114.7 million. Non-Degree Programs segment revenues were $3.8 million in the three months ended March 31, 2019, compared to $1.2 million in the three months ended March 31, 2018. The increase in revenues for the three month period was primarily attributable to incremental revenues generated from the operations of Hackbright, DevMountain, and Sophia Learning, which were acquired in the CEC merger.
Instructional and support costs. Consolidated instructional and support costs increased to $134.1 million, compared to $68.5 million in the same period in the prior year, principally due to the inclusion of instructional and support costs of CEC. Consolidated instructional and support costs as a percentage of revenues decreased to 54.4% in the first quarter of 2019 from 58.8% in the first quarter of 2018.
General and administration expenses. Consolidated general and administration expenses increased to $64.1 million in the first quarter of 2019 compared to $31.3 million in the prior year, principally due to the inclusion of general and administration expenses of CEC, as well as increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues decreased to 26.0% in the first quarter of 2019 from 26.9% in the first quarter of 2018.
Amortization of intangible assets. In the three months ended March 31, 2019, we recorded $15.4 million in amortization expense related to intangible assets acquired in the merger with CEC.
Merger and integration costs. Merger and integration costs were $7.2 million in the first quarter of 2019 compared to $5.3 million in 2018, and reflect expenses for legal, accounting, integration support services and severance costs incurred in connection with the merger with CEC.
Income from operations. Income from operations was $25.7 million in the first quarter of 2019 compared to income from operations of $11.3 million in the first quarter of 2018, principally due to the inclusion of CEC in our results from operations.
Other income. Other income increased to $3.3 million in the first quarter of 2019 compared to $0.3 million in the first quarter of 2018 as a result of the inclusion of $1.0 million of investment income from partnership interests acquired in the CEC merger, higher yields on money markets and marketable securities, and an increase in our cash balances. Other income is net of interest expense, which was $0.2 million in the first quarter of both 2019 and 2018. We had $250.0 million available under our amended revolving credit facility and no borrowings outstanding as of March 31, 2019.
Provision for income taxes. Income tax expense was $17.6 million in the first quarter of 2019, compared to $2.2 million in the first quarter of 2018. Our effective tax rate for the quarter was 60.4%, compared to 18.5% for the same period in 2018. The tax rate was unfavorably impacted by changes in previously deferred compensation arrangements. These changes resulted in a discrete charge of $11.5 million during the first quarter of 2019 as a result of reducing the Company's deferred tax asset related to these arrangements.
Net income. Net income was $11.5 million in the first quarter of 2019 compared to $9.5 million in the first quarter of 2018 due to the factors discussed above.
Liquidity and Capital Resources
At March 31, 2019, we had cash, cash equivalents, and marketable securities of $420.7 million compared to $386.5 million at December 31, 2018 and $165.9 million at March 31, 2018. At March 31, 2019, most of our cash was held in demand deposit accounts at high credit quality financial institutions.
On August 1, 2018, the Company entered into an amended credit facility (the “Amended Credit Facility”), which amended the existing credit facility ("Prior Credit Facility"). The Amended Credit Facility provides for a senior secured revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. During the three months ended March 31, 2019 and 2018, we paid unused commitment fees of $0.1 million and $0.1 million, respectively, under the Amended Credit Facility and the Prior Credit Facility. We were in compliance with all applicable covenants related to the Amended Credit Facility as of March 31, 2019. We had no borrowings outstanding under the Amended Credit Facility or Prior Credit Facility during each of the three months ended March 31, 2019 and March 31, 2018.
Our net cash provided by operating activities for the three months ended March 31, 2019 was $58.7 million, compared to $17.0 million for the same period in 2018. The increase in net cash from operating activities was largely due to the increase in income from operations following the merger with CEC, together with cash flow benefits from depreciation and amortization expense and the provision for income taxes.
Capital expenditures were $8.8 million for the three months ended March 31, 2019, compared to $4.2 million for the same period in 2018.

The Board of Directors declared a regular, quarterly cash dividend of $0.50 per share of common stock. During the three months ended March 31, 2019, we paid a total of $11.1 million in cash dividends on our common stock. For the three months ended March 31, 2019, we did not repurchase any shares of common stock and, at March 31, 2019, had $70 million in repurchase authorization to use through December 31, 2019.
For the first quarter of 2019, bad debt expense as a percentage of revenue was 5.0% compared to 5.5% for the first quarter of 2018.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at March 31, 2019 and 2018. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the three months ended March 31, 2019 and 2018, we earned interest income of $2.5 million and $0.4 million, respectively.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2019, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
On August 1, 2018, the Company amended its Prior Credit Facility to extend the maturity date of the revolving credit facility from July 2, 2020 to August 1, 2023, and to increase available borrowings from $150 million to $250 million, with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the revolving facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an aggregate amount of up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. We had no borrowings outstanding under the Amended Credit Facility as of March 31, 2019. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million revolving credit facility was utilized.
ITEM 4:   CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of March 31, 2019, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. On August 1, 2018, the Company completed its acquisition of Capella Education Company. As noted under Item 9A, Controls and Procedures, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Capella Education Company. See Note 3, Merger with Capella Education Company in the condensed consolidated financial statements appearing in Part I, Item 1 of this report for a discussion of the acquisition and related financial data. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. The Company is in the process of integrating Capella Education Company’s and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842, Leases, and implemented internal controls to enable the preparation of financial information as part of the adoption. Except as noted above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings
From time to time, we are involved in litigation and other legal proceedings arising out of the ordinary course of our business. There are no pending material legal proceedings to which we or our property are subject.
Item 1A.   Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The risks described in our Annual Report on Form 10-K, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2019, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million as of March 31, 2019, and is available for use through December 31, 2019.
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
Date: May 2, 2019