Form 10-Q
period 2019-06-30
Strategic Education, Inc.
filed 2019-07-31
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or
☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of July 15, 2019, there were outstanding 21,952,433 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2018	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$311,732	$375,515
Marketable securities	37,121	39,288
Tuition receivable, net	55,694	47,340
Income taxes receivable	—	10,518
Other current assets	15,814	17,660
Total current assets	420,361	490,321
Property and equipment, net	122,677	118,462
Right-of-use lease assets	—	97,484
Marketable securities, non-current	37,678	25,737
Intangible assets, net	328,344	300,678
Goodwill	732,540	732,104
Other assets	19,429	19,784
Total assets	$1,661,029	$1,784,570

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$85,979	$86,066
Income taxes payable	419	—
Contract liabilities	38,733	40,919
Lease liabilities	—	26,834
Total current liabilities	125,131	153,819
Deferred income tax liabilities	59,358	66,323
Lease liabilities, non-current	—	86,998
Other long-term liabilities	51,316	39,554
Total liabilities	235,805	346,694
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 21,743,498 and 21,948,563 shares issued and outstanding at December 31, 2018 and June 30, 2019, respectively	217	219
Additional paid-in capital	1,306,653	1,305,148
Accumulated other comprehensive income	32	449
Retained earnings	118,322	132,060
Total stockholders’ equity	1,425,224	1,437,876
Total liabilities and stockholders’ equity	$1,661,029	$1,784,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Revenues	$114,668	$245,110	$231,137	$491,618
Costs and expenses:
Instructional and support costs	69,299	130,704	137,751	264,754
General and administration	32,176	68,374	63,518	132,513
Amortization of intangible assets	—	15,417	—	30,834
Merger and integration costs	2,824	3,019	8,171	10,198
Impairment of intangible assets	6,185	—	6,185	—
Total costs and expenses	110,484	217,514	215,625	438,299
Income from operations	4,184	27,596	15,512	53,319
Other income	447	4,125	736	7,452
Income before income taxes	4,631	31,721	16,248	60,771
Provision (benefit) for income taxes	(557)	7,312	1,593	24,862
Net income	$5,188	$24,409	$14,655	$35,909
Earnings per share:
Basic	$0.48	$1.12	$1.36	$1.66
Diluted	$0.46	$1.10	$1.29	$1.63
Weighted average shares outstanding:
Basic	10,879	21,777	10,812	21,638
Diluted	11,380	22,109	11,346	22,079
Cash dividend declared per share	$0.25	$0.50	$0.50	$1.00
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Net income	$5,188	$24,409	$14,655	$35,909
Other comprehensive income:
Unrealized gains on marketable securities, net of tax	—	183	—	417
Comprehensive income	$5,188	$24,592	$14,655	$36,326
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at March 31, 2018	11,300,671	$113	$49,766	$168,413	$—	$218,292
Stock-based compensation	—	—	3,249	—	—	3,249
Issuance of restricted stock, net	5,856	—	—	—	—	—
Common stock dividends	—	—	—	(2,889)	—	(2,889)
Net income	—	—	—	5,188	—	5,188
Balance at June 30, 2018	11,306,527	$113	$53,015	$170,712	$—	$223,840

	For the three months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at March 31, 2019	21,923,800	$219	$1,304,170	$118,783	$266	$1,423,438
Stock-based compensation	—	—	3,155	—	—	3,155
Exercise of stock options, net	38,680	—	1,491	—	—	1,491
Issuance of restricted stock, net	(13,917)	—	(3,668)	—	—	(3,668)
Common stock dividends	—	—	—	(11,132)	—	(11,132)
Unrealized gains on marketable securities, net of tax	—	—	—	—	183	183
Net income	—	—	—	24,409	—	24,409
Balance at June 30, 2019	21,948,563	$219	$1,305,148	$132,060	$449	$1,437,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the six months ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2017	11,167,425	$112	$47,079	$162,006	$—	$209,197
Impact of adoption of new accounting standard	—	—	—	(171)	—	(171)
Stock-based compensation	—	—	5,937	—	—	5,937
Issuance of restricted stock, net	139,102	1	(1)	—	—	—
Common stock dividends	—	—	—	(5,778)	—	(5,778)
Net income	—	—	—	14,655	—	14,655
Balance at June 30, 2018	11,306,527	$113	$53,015	$170,712	$—	$223,840

	For the six months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2018	21,743,498	$217	$1,306,653	$118,322	$32	$1,425,224
Stock-based compensation	—	—	5,926	82	—	6,008
Exercise of stock options, net	90,569	1	(209)	—	—	(208)
Issuance of restricted stock, net	114,496	1	(7,222)	—	—	(7,221)
Common stock dividends	—	—	—	(22,253)	—	(22,253)
Unrealized gains on marketable securities, net of tax	—	—	—	—	417	417
Net income	—	—	—	35,909	—	35,909
Balance at June 30, 2019	21,948,563	$219	$1,305,148	$132,060	$449	$1,437,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2018	2019
Cash flows from operating activities:
Net income	$14,655	$35,909
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	131	167
Amortization of investment discount/premium	—	220
Depreciation and amortization	9,915	52,497
Deferred income taxes	(1,581)	9,909
Stock-based compensation	5,937	6,576
Impairment of intangible assets	6,185	—
Changes in assets and liabilities:
Tuition receivable, net	(2,916)	5,777
Other current assets	96	(1,304)
Other assets	(824)	64
Accounts payable and accrued expenses	1,363	229
Income taxes payable and income taxes receivable	(3,447)	(10,673)
Contract liabilities	2,768	4,778
Other long-term liabilities	(2,256)	(1,086)
Net cash provided by operating activities	30,026	103,063

Cash flows from investing activities:
Purchases of property and equipment	(8,596)	(18,859)
Purchases of marketable securities	—	(12,443)
Maturities of marketable securities	—	22,560
Other investments	—	(740)
Net cash used in investing activities	(8,596)	(9,482)

Cash flows from financing activities:
Common dividends paid	(5,778)	(22,194)
Taxes paid for stock awards	—	(7,607)
Net cash used in financing activities	(5,778)	(29,801)
Net increase in cash, cash equivalents, and restricted cash	15,652	63,780
Cash, cash equivalents, and restricted cash — beginning of period	156,448	312,237
Cash, cash equivalents, and restricted cash — end of period	$172,100	$376,017
Noncash transactions:
Purchases of property and equipment included in accounts payable	$1,252	$840
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
All information as of June 30, 2018 and 2019, and for the three and six months ended June 30, 2018 and 2019 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Instructional and support costs ("I&SC") generally contain items of expense directly attributable to activities of Strayer University and Capella University (the "Universities") that support students and learners. This expense category includes salaries and benefits of faculty and academic administrators, as well as admissions and administrative personnel who support and serve student interests. Instructional and support costs also include course development costs and costs associated with delivering course content, including educational supplies, facilities, and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instructional and support costs.
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

The following table presents the Company's operating expenses as previously reported and as reclassified on its unaudited condensed consolidated statements of income for the three months ended (in thousands):

	New Classification
	March 31, 2018		June 30, 2018		September 30, 2018		December 31, 2018
Prior Classification	I&SC	G&A	I&SC	G&A	I&SC	G&A	I&SC	G&A
Instruction and educational support	$63,776	$—	$64,690	$—	$93,290	$—	$118,320	$—
Admissions advisory	4,676	—	4,609	—	9,789	—	12,392	—
Marketing	—	20,124	—	21,113	—	46,165	—	49,577
General and administration	—	11,218	—	11,063	—	15,811	—	18,964
Total reclassified costs and expenses(1)	$68,452	$31,342	$69,299	$32,176	$103,079	$61,976	$130,712	$68,541

_________________________________________

(1)
This amount excludes the amortization of intangible assets, merger and integration costs, and impairment of intangible assets expense line items on the condensed consolidated statements of income as those expense line items were not impacted by the operating expense reclassification.

Restricted Cash
A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the Universities during the academic term. The Company had approximately $5,000 and $2,000 of these unpaid obligations as of December 31, 2018 and June 30, 2019, respectively, which are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2018 and 2019 (in thousands):

	As of June 30,
	2018	2019
Cash and cash equivalents	$171,600	$375,515
Restricted cash included in other current assets	—	2
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$172,100	$376,017

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
The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018	June 30, 2019
Tuition receivable	$84,151	$78,073
Allowance for doubtful accounts	(28,457)	(30,733)
Tuition receivable, net	$55,694	$47,340

Approximately $1.1 million and $1.2 million of tuition receivable are included in other assets as of December 31, 2018 and June 30, 2019, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for doubtful accounts for the three and six months ended June 30, 2018 and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Allowance for doubtful accounts, beginning of period	$13,775	$29,387	$12,687	$28,457
Additions charged to expense	6,596	11,462	12,987	23,782
Adjustment to value of acquired receivables	—	2,207	—	2,207
Write-offs, net of recoveries	(5,323)	(12,323)	(10,626)	(23,713)
Allowance for doubtful accounts, end of period	$15,048	$30,733	$15,048	$30,733

Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases with a term longer than 12 months. ASU 2016-02 also requires additional quantitative and qualitative disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. During 2018 and 2019, the FASB issued additional ASUs amending certain aspects of ASU 2016-02. On January 1, 2019, the Company adopted the new accounting standard and all the related amendments ("ASC 842") using the modified retrospective method. The Company applied ASU 2016-02 to all leases that had commenced as of January 1, 2019. In addition, as permitted by ASU 2016-02, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under ASU 2016-02, which allowed the Company to not reassess prior conclusions regarding lease identification, lease classification, and initial direct costs under the new standard. As a result of adopting the new standard, the Company recognized a lease liability of $123 million and a right-of-use ("ROU") lease asset of $107 million on January 1, 2019. The standard did not materially impact the Company's condensed consolidated statements of income and cash flows.
The Company determines if an arrangement is a lease at inception. Leases with an initial term longer than 12 months are included in right-of-use lease assets, current lease liabilities, and non-current lease liabilities on the Company's condensed consolidated balance sheets. The Company combines lease and non-lease components for all leases.
ROU lease assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU lease assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the implicit interest rates for most of the Company's leases cannot be readily determined, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term for operating leases.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 21,743,498 and 21,948,563 shares were issued and outstanding as of December 31, 2018 and June 30, 2019, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In May 2019, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.50 per share of common stock. The dividend was paid on June 10, 2019.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Weighted average shares outstanding used to compute basic earnings per share	10,879	21,777	10,812	21,638
Incremental shares issuable upon the assumed exercise of stock options	51	58	48	75
Unvested restricted stock and restricted stock units	450	274	486	366
Shares used to compute diluted earnings per share	11,380	22,109	11,346	22,079

During the three and six months ended June 30, 2019, the Company had approximately 0 and 29,000 shares of restricted stock, respectively, excluded from the diluted earnings per share calculation because the effect would have been antidilutive. During the three and six months ended June 30, 2018, the Company had no issued and outstanding awards that were excluded from the calculation.
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2018 and June 30, 2019, the balance of accumulated other comprehensive income was $32,000, net of tax of $10,000 and $449,000, net of tax of $156,000, respectively. There were no reclassifications out of accumulated other comprehensive income to net income for the three and six months ended June 30, 2019.

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
Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts about collectibility. Assets must be presented in the financial statements at the net amount expected to be collected. During 2019, the FASB issued additional ASUs amending certain aspects of ASU 2016-13. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company is evaluating the impact this standard will have on its financial condition, results of operations, and disclosures.
Other ASUs issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.

3.	Merger with Capella Education Company
On August 1, 2018, the Company completed its merger with CEC and its wholly-owned subsidiaries, pursuant to a merger agreement dated October 29, 2017. The merger enabled the Company to become a national leader in education innovation that improves affordability and enhances career outcomes by offering complementary programs and sharing academic and technological best practices, through a best-in-class corporate platform supporting two independent universities.
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
The Company applied the acquisition method of accounting to CEC’s business, whereby the excess of the acquisition date fair value of consideration transferred over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects workforce and synergies expected from cost savings, operations, and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of the merger has been provisionally allocated to the Strayer University and

Capella University reportable segments in the amount of $330.6 million and $394.7 million, respectively, and is not deductible for tax purposes.
To date, the Company has incurred $20.1 million of acquisition-related costs which have been recognized in Merger and integration costs in the unaudited condensed consolidated statements of income. Issuance costs of $0.1 million were recognized in additional paid-in capital in the unaudited condensed consolidated balance sheets.
The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets and liabilities, primarily intangible assets and income taxes. As the Company finalizes its assessment of the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company reflects measurement period adjustments, if any, in the period in which the adjustments occur. During the six months ended June 30, 2019, the Company recorded measurement period adjustments that reduced deferred income taxes and current assets by $3.4 million and $1.9 million, respectively, and increased current liabilities and long term liabilities by $1.0 million and $0.1 million, respectively. These adjustments resulted in a $0.4 million decrease to goodwill recognized in connection with the CEC merger.
The preliminary fair value of assets acquired and liabilities assumed, as well as a reconciliation to consideration transferred, is presented in the table below (in thousands):

Cash and cash equivalents	$167,859
Marketable securities	31,419
Tuition receivable	36,716
Income taxes receivable	163
Other current assets	9,041
Marketable securities, non-current	34,700
Property and equipment, net	53,182
Other assets	14,556
Intangible assets	349,800
Goodwill	725,304
Total assets acquired	1,422,740
Accounts payable and accrued expenses	(47,763)
Contract liabilities	(39,000)
Deferred income taxes	(96,689)
Other long term liabilities	(2,327)
Total liabilities assumed	(185,779)
Total consideration	$1,236,961

The table below presents a summary of intangible assets acquired (in thousands) and the weighted average useful lives of these assets:

	Fair Value	Weighted Average Useful Life in Years
Trade names	$183,800	Indefinite
Student relationships	166,000	3
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
The Company’s revenues primarily consist of tuition revenue arising from educational services provided in the form of classroom instruction and online courses. Tuition revenue is deferred and recognized ratably over the period of instruction, which varies depending on the course format and chosen program of study. Strayer University’s educational programs and Capella University’s GuidedPath classes typically are offered on a quarterly basis and such periods coincide with the Company’s quarterly financial reporting periods, while Capella University’s FlexPath courses are delivered over a twelve-week subscription period.
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and six months ended June 30, 2018 and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Strayer University Segment
Tuition, net of discounts, grants and scholarships	$109,744	$124,402	$220,704	$247,917
Other(1)	4,159	4,509	8,470	9,052
Total Strayer University Segment	113,903	128,911	229,174	256,969
Capella University Segment
Tuition, net of discounts, grants and scholarships	—	107,066	—	216,533
Other(1)	—	5,105	—	10,336
Total Capella University Segment	—	112,171	—	226,869
Non-Degree Programs Segment(2)	765	4,028	1,963	7,780
Consolidated revenue	$114,668	$245,110	$231,137	$491,618
_________________________________________

(1)	Other revenue is primarily comprised of academic fees, sales of course materials, and other revenue streams.

(2)	Non-Degree Programs revenue is primarily comprised of tuition revenue and placement fee revenue.
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
Course materials available through Capella University enable students to access electronically all required materials for courses in which they enroll during the quarter. Revenue derived from course materials is recognized ratably over the duration of the course as the Company provides the student with continuous access to these materials during the term. For sales of certain other course materials, the Company is considered the agent in the transaction, and as such, the Company recognizes revenue net of amounts owed to the vendor at the time of sale. Revenues also include certain academic fees recognized within the quarter of instruction, and certificate revenue and licensing revenue, which are recognized as the services are provided.

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
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $20.9 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund for the six months ended June 30, 2018 and 2019 (in thousands):

	As of June 30,
	2018	2019
Balance at beginning of period	$37,400	$43,329
Revenue deferred	12,917	14,787
Benefit redeemed	(10,497)	(12,025)
Balance at end of period	$39,820	$46,091

Unbilled receivables – Student tuition
Academic materials may be shipped to certain students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue is recorded. The balance of unbilled receivables related to such materials was $1.3 million as of June 30, 2019, and is included in tuition receivable.

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

The following details the changes in the Company’s restructuring liability during the six months ended June 30, 2018 and 2019 (in thousands):

	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2017	$8,781	$—	$8,781
Restructuring and other charges(1)	—	—	—
Payments	(1,401)	—	(1,401)
Adjustments(2)	74	—	74
Balance at June 30, 2018	$7,454	$—	$7,454

Balance at December 31, 2018(3)	$6,540	$14,347	$20,887
Restructuring and other charges(1)	—	2,086	2,086
Payments	—	(5,764)	(5,764)
Adjustments(2)	(6,540)	—	(6,540)
Balance at June 30, 2019(3)	$—	$10,669	$10,669
_____________________________________

(1)
Restructuring and other charges of $0.2 million and $2.1 million for the three and six months ended June 30, 2019, respectively, are included in Merger and integration costs on the unaudited condensed consolidated statements of income. There were no restructuring and other charges for the three and six months ended June 30, 2018.

(2)
For the three and six months ended June 30, 2018, adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from subleases. For the three and six months ended June 30, 2019, adjustments represent the impact of adopting ASC 842 on January 1, 2019. In accordance with ASC 842, the lease related restructuring liability balance as of December 31, 2018 was netted against the initial ROU lease asset recognized upon adoption. Asset retirement obligations related to these restructured properties are also included in the adjustments amount.

(3)
The current portion of restructuring liabilities was $9.8 million and $6.8 million as of December 31, 2018 and June 30, 2019, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

6. Marketable Securities
The following is a summary of available-for-sale securities as of June 30, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$43,852	$191	$(17)	$44,026
Tax-exempt municipal securities	15,272	129	(2)	15,399
Variable rate demand notes	5,600	—	—	5,600
Total	$64,724	$320	$(19)	$65,025

The following is a summary of available-for-sale securities as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$48,202	$12	$(284)	$47,930
Tax-exempt municipal securities	22,858	45	(34)	22,869
Variable rate demand notes	4,000	—	—	4,000
Total	$75,060	$57	$(318)	$74,799

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of December 31, 2018 and June 30, 2019 were caused by changes in market values primarily due to interest rate changes. As of June 30, 2019, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $9.2 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three and six months ended June 30, 2018 and 2019.

The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018	June 30, 2019
Due within one year	$37,121	$39,288
Due after one year through five years	37,678	25,737
Total	$74,799	$65,025

Amounts due within one year in the table above included $5.6 million of variable rate demand notes, which have contractual maturities ranging from 18 years to 27 years as of June 30, 2019. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. The Company has classified these securities based on their effective maturity dates, which ranges from one day to seven days from the balance sheet date.
The Company received $9.7 million and $22.6 million of proceeds from the maturities of available-for-sale securities during the three and six months ended June 30, 2019, respectively. The Company did not record any gross realized gains or gross realized losses in net income during the three and six months ended June 30, 2018 and 2019. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and six months ended June 30, 2018 and 2019.
7. Leases
The Company has long-term, non-cancelable operating leases for campuses and other administrative facilities. These leases generally range from one to 10 years and may include renewal options to extend the lease term. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances ("TIAs"). The Company subleases certain portions of unused building space to third parties. During the three and six months ended June 30, 2019, the Company recognized $6.9 million and $14.5 million of lease costs, respectively.
The components of lease costs were as follows (in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2019	2019
Lease cost:
Operating lease cost	$7,414	$15,498
Short-term lease cost	207	440
Sublease income	(725)	(1,447)
Total lease costs	$6,896	$14,491

As of June 30, 2019
Lease term and discount rate:
Weighted-average remaining lease term (years)	5.7
Weighted-average discount rate	4.25%

For the six months ended June 30,
2019
Other information (in thousands):
Cash paid for amounts included in the measurement of lease liabilities	$14,345
Right-of-use assets obtained in exchange for operating lease liabilities	$2,298
Leasehold improvements obtained in exchange for TIAs paid directly to third parties	$1,738

Maturities of lease liabilities (in thousands):

Year Ending June 30,
2020	$31,185
2021	26,474
2022	19,440
2023	12,524
2024	10,539
Thereafter	28,753
Total lease payments(1)	$128,915
Less: interest	(15,083)
Present value of lease liabilities	$113,832
__________________________________________________________

(1)	Operating lease payments exclude $2.0 million of legally binding minimum payments for leases signed but not yet commenced.
The minimum rental commitments for the Company as of December 31, 2018 were as follows (in thousands):

Minimum Rental Commitments(1)
2019	$33,600
2020	28,399
2021	23,485
2022	13,770
2023	10,316
Thereafter	32,745
Total	$142,315
__________________________________________________________

(1)	Amounts are based on the accounting guidance in ASC 840, Leases, that was superseded upon the Company's adoption of ASC 842 on January 1, 2019.

8.	Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$36,315	$36,315	$—	$—
Marketable securities:
Corporate debt securities	44,026	—	44,026	—
Tax-exempt municipal securities	15,399	—	15,399	—
Variable rate demand notes	5,600	—	5,600	—
Total assets at fair value on a recurring basis	$101,340	$36,315	$65,025	$—

Liabilities:
Deferred payments	$3,664	$—	$—	$3,664

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2018 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,791	$1,791	$—	$—
Marketable securities:
Corporate debt securities	48,430	—	48,430	—
Tax-exempt municipal securities	22,869	—	22,869	—
Variable rate demand notes	4,000	—	4,000	—
Total assets at fair value on a recurring basis	$77,090	$1,791	$75,299	$—

Liabilities:
Deferred payments	$4,120	$—	$—	$4,120

The Company measures the above items on a recurring basis at fair value as follows:

•
Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2018 and June 30, 2019 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•
Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.

•
Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011 and 2016. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $0.8 million as of June 30, 2019 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2018 or 2019.
Changes in the fair value of the Company’s Level 3 liabilities during the six months ended June 30, 2018 and 2019 are as follows (in thousands):

	As of June 30,
	2018	2019
Balance as of the beginning of period	$4,514	$4,120
Amounts paid	(656)	(751)
Other adjustments to fair value	738	295
Balance at end of period	$4,596	$3,664

9.	Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment as of June 30, 2019 (in thousands):

	Strayer University	Capella University	Non-Degree Programs	Total
Balance as of December 31, 2018	$337,381	$395,159	$—	$732,540
Additions	—	—	—	—
Impairments	—	—	—	—
Adjustments	—	(436)	—	(436)
Balance as of June 30, 2019	$337,381	$394,723	$—	$732,104

During the six months ended June 30, 2019, the Company recorded $0.4 million net measurement period adjustments, as discussed in Note 3.
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and six months ended June 30, 2019 to indicate an impairment to goodwill. Accordingly, there were no impairment charges related to goodwill recorded during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company recorded a $2.8 million goodwill impairment charge related to its New York Code and Design Academy ("NYCDA") reporting unit (which, following the merger, is included in the Non-Degree Programs segment) based on a quantitative impairment analysis performed. The goodwill impairment charge represented the excess of the carrying value of the net assets of the NYCDA reporting unit over its estimated fair value and is reflected within the Impairment of intangible assets line in the unaudited condensed consolidated statements of income.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018			June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$166,000	$(23,056)	$142,944	$166,000	$(50,722)	$115,278
Not subject to amortization
Trade names	185,400	—	185,400	185,400	—	185,400
Total	$351,400	$(23,056)	$328,344	$351,400	$(50,722)	$300,678

The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $13.8 million and $27.7 million for the three and six months ended June 30, 2019, respectively.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective asset below its carrying amount. No events or circumstances occurred in the three and six months ended June 30, 2019 to indicate an impairment to indefinite-lived intangible assets. Accordingly, there were no impairment charges related to indefinite-lived intangible assets recorded during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company recorded a $3.4 million impairment charge related to the NYCDA trade name based on a quantitative impairment analysis performed. The indefinite-lived intangible asset impairment charge represented the excess of the carrying value of the

NYCDA trade name over its estimated fair value and is reflected within the Impairment of intangible assets line in the unaudited condensed consolidated statements of income.

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

•	A coverage ratio of not less than 1.75 to 1. Coverage ratio is defined as the ratio of trailing four-quarter EBITDA and rent expense to trailing four-quarter interest and rent expense.

•	A U.S. Department of Education (“Department” or "Department of Education") Financial Responsibility Composite Score of not less than 1.5.
The Company was in compliance with all the terms of the Amended Credit Facility and had no borrowings outstanding under the Revolver as of June 30, 2019.
11.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2018 and June 30, 2019 (in thousands):

	December 31, 2018	June 30, 2019
Contract liabilities, net of current portion	$23,880	$26,352
Deferred payments related to acquisitions	5,904	5,433
Employee separation costs	6,800	3,907
Deferred rent and other facility costs	6,837	1,885
Loss on facilities not in use	4,332	—
Lease incentives	2,300	—
Other	1,263	1,977
Other long-term liabilities	$51,316	$39,554

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
Deferred Rent and Other Facility Costs and Loss on Facilities Not in Use
Prior to the adoption of ASC 842 on January 1, 2019, the Company recorded a liability for lease costs of campus and non-campus facilities that are not currently in use (see Note 5). For facilities still in use, the Company recorded rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense was recorded as a liability. Upon adoption of ASC 842, these liability balances were netted against the ROU asset recognized on January 1, 2019. As such, there are no long-term liability balances for deferred rent and loss on facilities not in use as of June 30, 2019. At both December 31, 2018 and June 30, 2019, the Company had $1.9 million included in the deferred rent and other facility costs balances, which relate to asset retirement obligations for lease agreements requiring the leased premises to be returned in a predetermined condition.
Deferred Payments Related to Acquisitions
In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $3.1 million and $2.6 million as of December 31, 2018 and June 30, 2019, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.
Lease Incentives
In conjunction with the opening of new campuses or renovating existing ones, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. Prior to the adoption of ASC 842 on January 1, 2019, the underlying assets were capitalized as leasehold improvements and a liability was established for the reimbursements in accordance with ASC 840-20. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five to 10 years. Upon adoption of ASC 842, the liability balance associated with the reimbursement was netted against the ROU asset recognized on January 1, 2019. As such, there is no lease incentive long-term liability balance as of June 30, 2019.

12.	Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and six months ended June 30, 2018 and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Instructional and support costs	$499	$1,017	$1,118	$1,875
General and administration	2,751	2,138	4,819	3,811
Merger and integration costs	—	411	—	890
Stock-based compensation expense included in operating expense	3,250	3,566	5,937	6,576
Tax benefit	894	923	1,646	1,682
Stock-based compensation expense, net of tax	$2,356	$2,643	$4,291	$4,894

During the six months ended June 30, 2018 and 2019, the Company recognized a tax windfall related to share-based payment arrangements of approximately $2.0 million and $3.5 million, respectively, which was recorded as an adjustment to the provision for income taxes.

13.	Income Taxes

The Company recorded income tax expense of $1.6 million and $24.9 million during the six months ended June 30, 2018 and 2019, reflecting an effective tax rate of 9.8% and 40.9%, respectively.
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
The Company had no unrecognized tax benefits as of June 30, 2018 and $1.4 million of unrecognized tax benefits as of June 30, 2019. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income. The Company incurred no expense related to interest and penalties during the six months ended June 30, 2018 and $0.1 million during the six months ended June 30, 2019.
The Company paid $6.7 million and $24.7 million in income taxes during the six months ended June 30, 2018 and 2019, respectively.
The tax years since 2015 remain open for Federal tax examination and the tax years since 2014 remain open to examination by state and local taxing jurisdictions in which the Company is subject.
14. Other Investments
At June 30, 2019, the Company held $14.5 million in investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.2 million across these partnerships through 2027. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method. During the six months ended June 30, 2019, the Company made investments totaling $0.5 million and received cash distributions totaling $1.0 million related to these partnerships. Additionally, during the three and six months ended June 30, 2019, the Company recorded income of $0.6 million and $1.6 million, respectively, related to these partnerships, which was recognized in Other income in the unaudited condensed consolidated statements of income. At December 31, 2018, the Company's investment in limited partnerships was $13.4 million.
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

A summary of financial information by reportable segment for the three and six months ended June 30, 2018 and 2019 is presented in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2019	2018	2019
Revenues
Strayer University	$113,903	$128,911	$229,174	$256,969
Capella University	—	112,171	—	226,869
Non-Degree Programs	765	4,028	1,963	7,780
Consolidated revenues	$114,668	$245,110	$231,137	$491,618
Income (loss) from operations
Strayer University	$14,320	$24,606	$32,312	$49,579
Capella University	—	21,122	—	45,275
Non-Degree Programs	(1,127)	304	(2,444)	(503)
Amortization of intangible assets	—	(15,417)	—	(30,834)
Merger and integration costs	(2,824)	(3,019)	(8,171)	(10,198)
Impairment of intangible assets	(6,185)	—	(6,185)	—
Consolidated income from operations	$4,184	$27,596	$15,512	$53,319

16.	Litigation
The Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. From time to time, certain matters may arise that are other than ordinary and routine. The outcome of such matters is uncertain and the Company may incur costs in the future to defend, settle, or otherwise resolve them. The Company currently believes that the ultimate outcome of such matters will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect future results of operations in a particular period.

17.	Regulation
The Company, the Universities, Hackbright, DevMountain and NYCDA are subject to significant state regulatory oversight, as well as accreditor and federal regulatory oversight, in the case of the Company and the Universities.
Gainful Employment
Under the Higher Education Act of 1965, as amended ("HEA"), a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Department of Education published final regulations related to gainful employment that went into effect on July 1, 2015 (the "2015 Regulations"), with the exception of new disclosure requirements, which generally went into effect January 1, 2017, but which were delayed, to some extent, until July 1, 2019.
The 2015 Regulations include two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measures student debt in relation to earnings, and the discretionary income rate measures student debt in relation to discretionary income. A program passes if the program’s graduates:

•	have an annual income rate that does not exceed 8%; or

•	have a discretionary income rate that does not exceed 20%.
In addition, a program that does not pass either of the debt-to-earnings metrics and has an annual income rate between 8% and 12%, or a discretionary income rate between 20% and 30%, is considered to be in a warning zone. A program fails if the program’s graduates have an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program becomes Title IV-ineligible for three years if it fails both metrics for two out of three consecutive years, or fails to pass at least one metric for four consecutive award years. The regulations provide a means by which an institution may challenge the Department’s calculation of any of the debt metrics prior to loss of Title IV eligibility. On January 8, 2017, Strayer University and Capella University received final 2015 debt-to-earnings measures. None of Strayer University or Capella University programs failed the debt-to-earnings metrics. Two active Strayer University programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, and one active Capella University program, the Master of Science in Marriage and Family Counseling/Therapy, were “in the zone,”

which means each of those three programs remains fully eligible unless (1) the program has a combination of zone and failing designations for four consecutive years, in which case it would become Title IV-ineligible in the fifth year; or (2) the program fails the metrics for two out of three consecutive years, in which case the program could become ineligible for the following award year. The Department has not yet released any subsequent debt-to-earnings measures, and the Department has announced that because it no longer has a data-sharing agreement with the U.S. Social Security Administration to receive earnings data, the Department is unable to calculate the debt-to-earnings measures under the gainful employment regulations in 2019.
If the Secretary of Education notifies an institution that a program could become ineligible, based on its final rates, for the next award year:

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
The 2015 Regulations require institutions annually to report certain student- and program-level data to the Department of Education, and comply with additional disclosure requirements. The 2015 Regulations also require an institution to use a template designed by the Department of Education to disclose to prospective students, with respect to each gainful employment program, occupations that the program prepares students to enter, total cost of the program, on-time graduation rate, job placement rate, if applicable, and the median loan debt of program completers for the most recently completed award year. The 2015 Regulations expanded upon existing disclosure requirements, and institutions were required to update their disclosure templates by July 1, 2017 and regularly in accordance with subsequent deadlines thereafter.
In addition, the 2015 Regulations require institutions to certify, among other things, that each eligible gainful employment program is programmatically accredited if programmatic accreditation is required by a federal governmental entity or a state governmental entity of a state in which it is located or in which the institution is otherwise required to obtain state approval to offer the program in that state. Institutions also must certify that each eligible program satisfies the applicable educational prerequisites for professional licensure or certification requirements in each state in which it is located or is otherwise required to obtain state approval, so that a student who completes the program and seeks employment in that state qualifies to take any licensure or certification exam that is needed for the student to practice or find employment in an occupation that the program prepares students to enter. The Universities have timely made the required certification.
Under the 2015 Regulations, an institution may establish a new program’s Title IV eligibility by updating the list of the institution’s programs maintained by the Department of Education. However, an institution may not update its list of eligible programs to include a failing or zone program that the institution voluntarily discontinued or became ineligible, or a gainful employment program that is substantially similar to such a program, until three years after the loss of eligibility or discontinuance.
On June 16, 2017, the Department announced its intention to conduct negotiated rulemaking proceedings to revise the gainful employment regulations. Those proceedings began in December 2017 and concluded in March 2018. The negotiating committee did not reach a consensus, and as a result the Department was able to propose its own regulatory language with no obligation to use the language negotiated or agreed upon during the committee meetings. On August 14, 2018, the Department released draft rules which proposed to rescind the gainful employment regulations, including sanctions, appeals, and disclosure and certification requirements. The Department indicated its plans to update the College Scorecard, or similar web-based tool, to provide program-level outcomes for all higher education programs at all institutions that participate in the Title IV programs. The Department accepted public comments through September 13, 2018.
On July 1, 2019, the Department of Education released final gainful employment regulations, which contain a full repeal of the 2015 Regulations, including all debt measures, reporting, disclosure, and certification requirements. Per the Department of Education's Master Calendar, these rules go into effect July 1, 2020. However, the Secretary used her authority under the HEA to allow institutions to implement the new rules early as of July 1, 2019. Those institutions that implement early are not required to report gainful employment data for the 2018-2019 award year, are not required to comply with gainful employment disclosure and template publication requirements, and are not required to comply with the regulation’s certification requirements. Both Capella University and Strayer University have elected to implement the July 2019 regulations early and have documented their decision to do so as required by the Department of Education.
Borrower Defenses to Repayment
Pursuant to the HEA and following negotiated rulemaking, on November 1, 2016, the Department published final regulations that, among other things, specify the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program (the “2016 BDTR Rule”). The 2016 BDTR Rule specifies the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program and the consequences of such borrower defenses for borrowers, institutions, and the Department. Under the 2016 BDTR Rule, for Direct Loans disbursed after July 1, 2017, a student borrower may assert a defense to repayment if: (1) the student borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. Borrowers assert these defenses through claims submitted to the Department, and the Department has the authority to issue a final decision. In addition, the regulation permits the Department to grant relief to an individual or group of individuals, including individuals who have not applied to the Department seeking relief. If a defense is successfully raised, the Department has discretion to initiate action to collect from an institution the amount of losses incurred based on the borrower defense. The 2016 BDTR Rule also amends the rules concerning discharge of federal student loans when a school or campus closes and prohibits pre-dispute arbitration agreements and class action waivers for borrower defense-type claims. On January 19, 2017, the Department issued a final rule updating the hearing procedures for actions to establish liability against an institution of higher education and establishing procedures for recovery proceedings under the 2016 BDTR Rule.
Although the 2016 BDTR Rule was scheduled to become effective on July 1, 2017, on June 16, 2017, the Department delayed indefinitely the effective date of selected provisions of the 2016 BDTR Rule and announced its intention to conduct negotiated rulemaking proceedings to revise the regulations. On October 24, 2017, the Department published an interim final rule to delay until July 1, 2018 the effective date of the selected provisions. Then, on February 14, 2018, the Department published a final rule to delay until July 1, 2019 the effective date of the selected provisions.
On September 12, 2018, a federal judge ruled that the Department’s various delays of the 2016 BDTR Rule were contrary to law. On October 16, 2018, in a related case, the judge denied a request to delay implementation of portions of the 2016 BDTR Rule. As a result, the 2016 BDTR Rule came into effect. The Department engaged in negotiated rulemaking proceedings to revise the regulations between November 2017 and February 2018. The negotiating committee did not reach a consensus, and as a result the Department was able to propose its own regulatory language with no obligation to use language negotiated or agreed-upon during the committee meetings.
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
In addition, the proposed regulations would amend the Department’s financial responsibility provisions in several respects. The proposed rules would identify certain conditions or events that have or may have an adverse material effect on the institution’s financial condition, in response to which the Department would or could require that the institution submit some form of financial protection for the Department. The proposed rules would also update the Department’s composite score calculations to reflect recent changes in FASB accounting standards and provide a phase-in process to enable the Department to update its composite score regulations through additional negotiated rulemaking. The Department accepted public comments on the notice of proposed rulemaking and both Capella University and Strayer University provided public comments. The Department is currently finalizing BDTR rules, which it has indicated it will release by November 1, 2019, in order to become effective July 1, 2020.
In the meantime, on March 15, 2019, the Department issued guidance about how to comply with selected provisions contained in the 2016 BDTR Rule. The Department subsequently issued additional guidance on May 20, 2019 and June 3, 2019, and it augmented its June 3, 2019 guidance on June 19, 2019. As described in the guidance, the Department will apply the federal standard for borrower defense to repayment applications set forth in the 2016 BDTR Rule for claims asserted as to Direct Loans first disbursed on or after July 1, 2017. In the guidance, the Department explained that institutions should handle reporting for events, actions, or conditions that occurred after July 1, 2017 by making required reports to the Department no later than May 14, 2019. The Department also indicated that institutions must implement the prohibitions related to dispute resolution, including by making any required modifications to enrollment agreements or by beginning to implement required notification procedures by May 14, 2019. The Company believes that the Universities are in compliance with these requirements.

Current Negotiated Rulemaking
On July 31, 2018, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Federal Student Aid programs authorized under Title IV of the HEA. As described in the July 31 announcement and further detailed in a subsequent announcement on October 15, the Department indicated the proposed topics for negotiation include:

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
In connection with this negotiated rulemaking process, the Department convened three public hearings and accepted written comments through September 14, 2018. Strayer University and Capella University submitted written comments on September 14, and negotiations concluded in April 2019. On April 3, 2019, the Accreditation and Innovation negotiated rulemaking committee reached consensus on all topics being negotiated. This outcome means the Department, except in extraordinary circumstances, is bound to publish the consensus language as the notice of proposed rulemaking and accept public comment on that proposal.
On June 12, 2019, the Department of Education published a notice of proposed rulemaking proposing to amend the regulations governing the recognition of accrediting agencies, certain student assistance provisions including state authorization rules, and institutional eligibility, as well as make various technical corrections. Public comments were accepted through July 12, 2019, and the Department of Education intends to publish final rules by November 1, 2019, in order to become effective July 1, 2020.
In the Spring 2019 update to its Unified Agenda, the Department of Education indicated that it plans to release notices of proposed rulemaking with draft rules regarding distance education and innovation issues, eligibility of faith-based entities and activities and TEACH grant conversions in December 2019. Under the HEA, the Department must publish a final rule on or before November 1, 2019 in order for the regulations to be effective on July 1, 2020. Presumably, the Department would publish final rules on these topics by November 1, 2020, to become effective July 1, 2021.
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
In June 2016, despite the lack of consensus at the negotiated rulemaking sessions, but as permitted by federal law, the Department issued a Notice of Proposed Rulemaking for public comment on the issue of state authorization for online programs. On December 19, 2016, the Department issued final regulations, which are described below and were scheduled to become effective on July 1, 2018. On May 25, 2018, the Department issued a Notice of Proposed Rulemaking to delay until July 1, 2020 the effective date of the state authorization of distance education provisions of those final regulations based on concerns that were raised by regulated parties and to provide adequate time to conduct negotiated rulemaking to reconsider those provisions and, as necessary, develop revised regulations. On July 3, 2018, the Department published a final rule, which was made effective retroactively to June 29, 2018, to delay until July 1, 2020 the effective date of the state authorization of distance education provisions. Certain other portions of the 2016 final regulations, which relate to authorization of foreign locations, went into effect on July 1, 2018. On April 26, 2019, in litigation brought to challenge the Department’s delayed implementation of the 2016 final regulations, a judge found that the delay was improper and ordered that the rules regarding state authorization of programs offered through distance education take effect on May 26, 2019. On June 24, 2019, the Department appealed the District Court’s decision to the U.S. Court of Appeals for the Ninth Circuit. The Department’s opening brief is due August 23, 2019. To date, the District Court’s order has not been stayed pending the Department’s appeal. Unless the order is stayed, the 2016 final regulations will remain in effect until any new final rules developed through negotiated rulemaking, described below, take effect.
As now in effect, the 2016 final regulations, among other things, require an institution offering Title IV-eligible distance education or correspondence courses to be authorized by each state in which the institution enrolls students, if such authorization is required by the state. Institutions can obtain such authorization directly from the state or through a state authorization reciprocity agreement. A state authorization reciprocity agreement is defined as an agreement between two or more states that authorizes an institution located and legally authorized in a state covered by the agreement to provide post-secondary education through distance education or correspondence courses to students in other states covered by the agreement and does not prohibit a participating state from enforcing its own laws with respect to higher education. On March 6, 2015, Capella University was approved as an institution participant in the State Authorization Reciprocity Agreement (“SARA”). On December 2, 2016, Strayer University became a participant in SARA. As participants in SARA, Strayer University and Capella University may offer online courses and other forms of distance education to students in any participating SARA state in which they do not have a physical location or a physical presence, as defined by the state, without having to seek any new state institutional approval beyond the Universities’ home states (Washington, D.C. and Minnesota, respectively). There are currently 49 SARA member states - all but California. The 2016 final regulations also require institutions to document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses for each state in which such students reside.
In addition, the 2016 final regulations require an institution to provide public and individualized disclosures to enrolled and prospective students regarding its programs offered solely through distance education or correspondence courses. The public disclosures include state authorization for the program or course, the process for submitting complaints to relevant states, any adverse actions by a state or accrediting agency related to the distance education program or correspondence course within the past five years, refund policies specific to the state, and applicable licensure or certification requirements for a career that the program prepares a student to enter. An institution is required to disclose directly to all prospective students if a distance education or correspondence course does not meet the licensure or certification requirements for a state. An institution is required to disclose to each current and prospective student an adverse action taken against a distance education or correspondence program and any determination that a program ceases to meet licensure or certification requirements.
Under the 2016 final regulations, if an institution does not obtain or maintain state authorization for distance education or correspondence courses in any particular state that has authorization requirements, the institution may lose its ability to award Title IV funds for students in those programs who are residing in that state.
On October 15, 2018, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations on a variety of topics, including state authorization of distance education programs. The Department included state authorization of distance education programs in the Accreditation and Innovation negotiated rulemaking that took place in early 2019. The committee agreed to language that would retain the requirement that institutions are authorized - including the option to be authorized via a reciprocity agreement - to operate in any state in which a student is located for the purposes of Title IV eligibility. However, the consensus language removes many of the public and individualized disclosures to enrolled and prospective students regarding programs offered solely through distance education or correspondence courses. On June 12, 2019, the Department released a notice of proposed rulemaking reflecting the consensus language on this topic, with public comments accepted through July 12, 2019. The Department of Education intends to publish final rules by November 1, 2019, in order to become effective July 1, 2020.

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
In June 2019, the Department conducted an announced, on-site program review at Capella University, focused on Capella University’s FlexPath program. The review covered the 2017-2018 and 2018-2019 federal financial aid years. The program review has not concluded. In general, after the Department conducts its site visit and reviews data supplied by the institution, it sends the institution a program review report. The institution has the opportunity to respond to any findings in the report. The Department of Education then issues a Final Program Review Determination, which identifies any liabilities. The institution may appeal any monetary liabilities specified in the Final Program Review Determination.
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
As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022. As is typical, the Provisional Program Participation Agreement subjects Capella University to certain requirements during the period of provisional certification, including that Capella must apply for and receive approval from the Department in connection with new locations or addition of new Title IV-eligible educational programs.
NYCDA, Hackbright and DevMountain
NYCDA currently provides instruction through B2B relationships in various locations. Hackbright Academy currently provides on-ground courses in the San Francisco Bay Area. DevMountain currently provides on-ground courses in Lehi, Utah; Dallas, Texas; and Phoenix, Arizona, and in 2017, introduced its first online program in Web Development. NYCDA, Hackbright Academy and DevMountain are not accredited, do not participate in state or federal student financial aid programs, and are not subject to the regulatory requirements applicable to accredited schools and schools that participate in financial aid programs such as those described above. Programs such as those offered by NYCDA, Hackbright Academy and DevMountain are regulated by each individual state.

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
Our financial results for any periods ended prior to August 1, 2018 do not include the financial results of CEC, and are therefore not directly comparable. For the six months ended June 30, 2018, CEC’s revenues were $223.5 million, and its net income was $25.6 million.

During the three and six months ended June 30, 2019, we incurred $3.0 million and $10.2 million, respectively, in expenses related to the merger, primarily attributable to legal fees, personnel, and other integration costs.
As of June 30, 2019, SEI had the following reportable segments:
Strayer University Segment

•
Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 76 physical campuses, predominantly located in the eastern United States, and online. Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), one of the seven regional collegiate accrediting agencies recognized by the Department. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students flexibility and convenience.

•	The Jack Welch Management Institute (“JWMI”) offers an executive MBA online and is a Top 25 Princeton Review ranked online MBA program.

•
In the second quarter, Strayer University’s enrollment increased 11.5% to 52,253 compared to 46,868 for the same period in 2018. New student enrollment for the period increased 8.5% and continuing student enrollment for the period increased 12.2%.

Capella University Segment

•
Capella University is an online post-secondary education company that offers a variety of doctoral, master’s and bachelor’s degree programs, primarily for working adults, in the following primary disciplines: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. Capella University focuses on master's and doctoral degrees, with 70% of its learners enrolled in a master’s or doctoral degree program. Capella University's academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult learners develop specific competencies they can apply in their workplace. Capella University is accredited by the Higher Learning Commission ("HLC"), one of the seven regional collegiate accrediting agencies recognized by the Department.

•
On April 19, 2019, the HLC issued formal notification that its Institutional Action Council affirmed the appropriateness of the Change of Control arising out of the merger and further affirmed Capella University’s continued adherence to HLC’s Eligibility Requirements and Criteria for Accreditation. In addition, HLC specifically confirmed Capella University’s shared service relationship with the Company satisfies HLC’s Core Components related to HLC’s Guidelines for Shared Services Arrangements.

•
In the second quarter, Capella University’s enrollment increased 1.6% to 38,392 compared to 37,786 for the same period in 2018. New student enrollment for the period increased 7.8% and continuing student enrollment for the period increased 0.5%.

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
Revenue recognition — Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Approximately 96% of our revenues during the six months ended June 30, 2019 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the Universities and the schools offering non-degree programs provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The Universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a liability (contract liability) is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
New students at Strayer University registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed in prior years. The performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of June 30, 2019, we had deferred $46.1 million for estimated redemptions earned under the Graduation Fund, as compared to $43.3 million at December 31, 2018. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the second quarter of 2019, our bad debt expense was 4.7% of revenue, compared to 5.8% for the same period in 2018. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of June 30, 2019 would have changed our income from operations by approximately $0.8 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. Through our acquisition of CEC in the third quarter of 2018, we had significant additions to goodwill and tradename intangible assets. The acquired goodwill was allocated to the Strayer University and Capella University reporting units. No events or circumstances occurred in the three and six months ended June 30, 2019 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and six month periods ended June 30, 2019.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three and six month periods ended June 30, 2019.

Other estimates — We record estimates for certain of our accrued expenses, and income tax liabilities. We estimate the useful lives of our property and equipment and intangible assets and periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.
Results of Operations
As discussed above, we completed our merger with CEC on August 1, 2018. Our results of operations for the three and six months ended June 30, 2019 include the results of CEC, but the results of operations for the three and six months ended June 30, 2018 do not include the financial results of CEC. Accordingly, the financial results of each period presented are not directly comparable. This discussion will highlight changes largely in the Strayer University segment, as those results are included in full in each period.
In the second quarter of 2019, we generated $245.1 million in revenue compared to $114.7 million in 2018. Our income from operations was $27.6 million for the second quarter of 2019 compared to $4.2 million in 2018 due primarily to the inclusion of CEC's results in our consolidated results of operations. Net income in the second quarter of 2019 was $24.4 million compared to $5.2 million for the same period in 2018. Diluted earnings per share was $1.10 compared to $0.46 for the same period in 2018. For the six months ended June 30, 2019, we generated $491.6 million in revenue, compared to $231.1 million for the same period in 2018. Our income from operations was $53.3 million for the six months ended June 30, 2019 compared to $15.5 million for the same period in 2018. Net income was $35.9 million for the six months ended June 30, 2019 compared to $14.7 million for the same period in 2018, and diluted earnings per share was $1.63 in the six months ended June 30, 2019 compared to $1.29 for the same period in 2018.
In the accompanying analysis of financial information for 2019 and 2018, we use certain financial measures including Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:

•	amortization expense related to assets acquired through the Company’s merger with Capella Education Company,

•	transaction and integration costs associated with the Company’s merger with Capella Education Company,

•	impairment charges for intangible assets related to the Company's acquisition of the New York Code and Design Academy,

•	income from partnership and other investments that are not part of our core operations, and

•	discrete tax adjustments related to stock-based compensation and other adjustments.
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
Adjusted income from operations was $46.0 million in the second quarter of 2019 compared to $13.2 million in 2018. Adjusted net income was $35.2 million in the second quarter of 2019 compared to $9.9 million in 2018, and adjusted diluted earnings per share was $1.59 in the second quarter of 2019 compared to $0.87 in 2018. Adjusted income from operations was $94.4 million in the six months ended June 30, 2019 compared to $29.9 million for the same period in 2018. Adjusted net income was $71.9 million in the six months ended June 30, 2019 compared to $23.8 million for the same period in 2018, and adjusted diluted earnings per share was $3.26 in the six months ended June 30, 2019 compared to $2.10 for the same period in 2018.

The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2019

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Impairment of intangible assets(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Income from operations	$27,596	$15,417	$3,019	$—	$—	$—	$46,032
Other income, net	4,125	—	—	—	(1,605)	—	2,520
Income before income taxes	31,721	15,417	3,019	—	(1,605)	—	48,552
Provision for income taxes	7,312	—	—	—	—	6,040	13,352
Net income	$24,409	$15,417	$3,019	$—	$(1,605)	$(6,040)	$35,200
Earnings per share:
Basic	$1.12						$1.62
Diluted	$1.10						$1.59
Weighted average shares outstanding:
Basic	21,777						21,777
Diluted	22,109						22,109

Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2018

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Impairment of intangible assets(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Income from operations	$4,184	$—	$2,824	$6,185	$—	$—	$13,193
Other income, net	447	—	—	—	—	—	447
Income before income taxes	4,631	—	2,824	6,185	—	—	13,640
Provision (benefit) for income taxes	(557)	—	—	—	—	4,308	3,751
Net income	$5,188	$—	$2,824	$6,185	$—	$(4,308)	$9,889
Earnings per share:
Basic	$0.48						$0.91
Diluted	$0.46						$0.87
Weighted average shares outstanding:
Basic	10,879						10,879
Diluted	11,380						11,380

Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2019

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Impairment of intangible assets(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Income from operations	$53,319	$30,834	$10,198	$—	$—	$—	$94,351
Other income, net	7,452	—	—	—	(2,628)	—	4,824
Income before income taxes	60,771	30,834	10,198	—	(2,628)	—	99,175
Provision for income taxes	24,862	—	—	—	—	2,411	27,273
Net income	$35,909	$30,834	$10,198	$—	$(2,628)	$(2,411)	$71,902
Earnings per share:
Basic	$1.66						$3.32
Diluted	$1.63						$3.26
Weighted average shares outstanding:
Basic	21,638						21,638
Diluted	22,079						22,079
Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2018

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Impairment of intangible assets(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Income from operations	$15,512	$—	$8,171	$6,185	$—	$—	$29,868
Other income, net	736	—	—	—	—	—	736
Income before income taxes	16,248	—	8,171	6,185	—	—	30,604
Provision for income taxes	1,593	—	—	—	—	5,222	6,815
Net income	$14,655	$—	$8,171	$6,185	$—	$(5,222)	$23,789
Earnings per share:
Basic	$1.36						$2.20
Diluted	$1.29						$2.10
Weighted average shares outstanding:
Basic	10,812						10,812
Diluted	11,346						11,346
__________________________________________________________________________________________

(1)	Reflects amortization expense related to intangible assets associated with the Company’s merger with CEC.

(2)	Reflects transaction and integration charges associated with the Company's merger with CEC.

(3)	Reflects impairment of goodwill and intangible assets related to the Company's acquisition of the New York Code and Design Academy.

(4)	Reflects income recognized from the Company's investments in partnership interests and other investments.

(5)
Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 27.5% for the three and six months ended June 30, 2019 and an adjusted effective tax rate of 27.5% and 22.3% for the three and six months ended June 30, 2018, respectively.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Revenues. The increase in consolidated revenues compared to the same period in the prior year was primarily related to the inclusion of CEC revenue. In the Strayer University segment for the three months ended June 30, 2019, enrollment grew 11.5% to 52,253 from 46,868 in the prior year. Revenue grew 13.2% to $128.9 million compared to $113.9 million in 2018 as a result of the increase in enrollment. Future enrollment and revenue growth may be impacted negatively by a recent change in the tuition benefits policy of one of Strayer University’s largest corporate partners. Capella University segment revenue was $112.2 million. Non-Degree Programs segment revenues were $4.0 million in the three months ended June 30, 2019, compared to $0.8 million in the three months ended June 30, 2018. The increase in Non-Degree Program revenues for the three month period was primarily attributable to incremental revenues generated from the operations of Hackbright, DevMountain, and Sophia Learning, which were acquired in the CEC merger.
Instructional and support costs. Consolidated instructional and support costs increased to $130.7 million, compared to $69.3 million in the same period in the prior year, principally due to the inclusion of instructional and support costs of CEC. Consolidated instructional and support costs as a percentage of revenues decreased to 53.3% in the second quarter of 2019 from 60.4% in the second quarter of 2018.
General and administration expenses. Consolidated general and administration expenses increased to $68.4 million in the second quarter of 2019 compared to $32.2 million in the prior year, principally due to the inclusion of general and administration expenses of CEC, as well as increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues decreased to 27.9% in the second quarter of 2019 from 28.1% in the second quarter of 2018.
Amortization of intangible assets. In the three months ended June 30, 2019, we recorded $15.4 million in amortization expense related to intangible assets acquired in the merger with CEC.
Merger and integration costs. Merger and integration costs were $3.0 million in the second quarter of 2019 compared to $2.8 million in 2018, and reflect expenses for legal, accounting, integration support services and severance costs incurred in connection with the merger with CEC.
Impairment of intangible assets. In the three months ended June 30, 2018, we recorded a goodwill impairment loss of $2.8 million and an intangible asset impairment loss of $3.4 million based on an impairment analysis performed during the period related to the Company's acquisition of the New York Code and Design Academy.
Income from operations. Income from operations was $27.6 million in the second quarter of 2019 compared to $4.2 million in the second quarter of 2018, principally due to the inclusion of CEC in our results from operations.
Other income. Other income increased to $4.1 million in the second quarter of 2019 compared to $0.4 million in the second quarter of 2018, as a result of the inclusion of $1.6 million of investment income from partnership interests acquired in the CEC merger and other investments, higher yields on money markets and marketable securities, and an increase in our cash balances. We had $250.0 million available under our amended revolving credit facility and no borrowings outstanding as of June 30, 2019.
Provision (benefit) for income taxes. Income tax expense was $7.3 million in the second quarter of 2019, compared to a benefit for income taxes of $0.6 million in the second quarter of 2018. Our effective tax rate for the quarter was 23.1%, compared to a benefit of 12.0% for the same period in 2018. The tax rate reflects favorable discrete adjustments, primarily related to tax windfalls recognized through share-based payment arrangements.
Net income. Net income was $24.4 million in the second quarter of 2019 compared to $5.2 million in the second quarter of 2018 due to the factors discussed above.
Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Revenues. The increase in consolidated revenues compared to the same period in the prior year was primarily related to the inclusion of CEC revenue. In the Strayer University segment, revenues grew 12.1% to $257.0 million in the six months ended June 30, 2019 from $229.2 million in the six months ended June 30, 2018, primarily due to enrollment growth. Future enrollment and revenue growth may be impacted negatively by a recent change in the tuition benefits policy of one of Strayer University’s largest corporate partners. Capella University segment revenue was $226.9 million. Non-Degree Programs segment revenues were $7.8 million in the six months ended June 30, 2019, compared to $2.0 million in the six months ended June 30, 2018. The increase in revenues for the six month period was primarily attributable to incremental revenues generated from the operations of Hackbright, DevMountain, and Sophia Learning, which were acquired in the CEC merger.
Instructional and support costs. Consolidated instructional and support costs increased to $264.8 million in the six months ended June 30, 2019 from $137.8 million in the six months ended June 30, 2018, principally due to the inclusion of instructional and support costs of CEC. Consolidated instructional and support costs as a percentage of revenues decreased to 53.9% in the six months ended June 30, 2019 from 59.6% in the six months ended June 30, 2018.
General and administration expenses. Consolidated general and administration expenses increased to $132.5 million in the six months ended June 30, 2019 from $63.5 million in the six months ended June 30, 2018, principally due to the inclusion of general and administration expenses of CEC, as well as increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues decreased to 27.0% in the six months ended June 30, 2019 from 27.5% in the six months ended June 30, 2018.
Amortization of intangible assets. In the six months ended June 30, 2019, we recorded $30.8 million in amortization expense related to intangible assets acquired in the merger with CEC.
Merger and integration costs. Merger and integration costs were $10.2 million in the six months ended June 30, 2019 compared to $8.2 million in the six months ended June 30, 2018, and reflect expenses for legal, accounting, integration support services and severance costs incurred in connection with the merger with CEC.
Impairment of intangible assets. In the six months ended June 30, 2018 we recorded a goodwill impairment loss of $2.8 million and an intangible asset impairment loss of $3.4 million based on an impairment analysis performed during the period related to the Company's acquisition of the New York Code and Design Academy.
Income from operations. Income from operations was $53.3 million in the six months ended June 30, 2019 compared to $15.5 million in the six months ended June 30, 2018, principally due to the inclusion of CEC in our results from operations.
Other income. Other income increased to $7.5 million in the six months ended June 30, 2019 compared to $0.7 million in the six months ended June 30, 2018, as a result of the inclusion of $2.6 million of investment income from partnership interests acquired in the CEC merger and other investments, higher yields on money markets and marketable securities, and an increase in our cash balances. We had $250.0 million available under our amended revolving credit facility and no borrowings outstanding as of June 30, 2019.
Provision (benefit) for income taxes. Income tax expense was $24.9 million in the six months ended June 30, 2019 compared to $1.6 million in the six months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019 was 40.9% compared to 9.8% for the six months ended June 30, 2018. The tax rate was unfavorably impacted by changes in previously deferred compensation arrangements, resulting in a discrete charge of $11.5 million during the first quarter of 2019 to reduce the Company's deferred tax asset related to these arrangements. This charge is offset by favorable adjustments related to tax windfalls recognized through share-based payment arrangements.
Net income. Net income increased to $35.9 million in the six months ended June 30, 2019 from $14.7 million in the six months ended June 30, 2018 due to the factors discussed above.
Liquidity and Capital Resources
At June 30, 2019, we had cash, cash equivalents, and marketable securities of $440.5 million compared to $386.5 million at December 31, 2018 and $171.6 million at June 30, 2018. At June 30, 2019, most of our cash was held in demand deposit accounts at high credit quality financial institutions.
On August 1, 2018, the Company entered into an amended credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts. During the six months ended June 30, 2019 and 2018, we paid unused commitment fees of $0.3 million and $0.2 million, respectively. We were in compliance with all applicable covenants related to the Amended Credit Facility as of June 30, 2019. We had no borrowings outstanding during each of the six months ended June 30, 2019 and June 30, 2018.
Our net cash provided by operating activities for the six months ended June 30, 2019 was $103.1 million, compared to $30.0 million for the same period in 2018. The increase in net cash from operating activities was largely due to the increase in income from operations following the merger with CEC, together with adjustments for non-cash charges for depreciation and amortization expense.
Capital expenditures were $18.9 million for the six months ended June 30, 2019, compared to $8.6 million for the same period in 2018.
The Board of Directors declared a regular, quarterly cash dividend of $0.50 per share of common stock for each of the first two quarters of 2019. During the six months ended June 30, 2019, we paid a total of $22.2 million in cash dividends on our common stock. For the six months ended June 30, 2019, we did not repurchase any shares of common stock and, at June 30, 2019, had $70.0 million in repurchase authorization to use through December 31, 2019.
For the second quarter of 2019, bad debt expense as a percentage of revenue was 4.7% compared to 5.8% for the second quarter of 2018.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at June 30, 2019 and 2018. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the six months ended June 30, 2019 and 2018, we earned interest income of $5.2 million and $1.1 million, respectively.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2019, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
On August 1, 2018, the Company amended its prior credit facility to extend the maturity date of the revolving credit facility from July 2, 2020 to August 1, 2023, and to increase available borrowings from $150 million to $250 million, with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the revolving facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an aggregate amount of up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. We had no borrowings outstanding under the Amended Credit Facility as of June 30, 2019. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million revolving credit facility was utilized.
ITEM 4:   CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of June 30, 2019, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. On August 1, 2018, the Company completed its acquisition of Capella Education Company. As noted under Item 9A, Controls and Procedures, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Capella Education Company. See Note 3, Merger with Capella Education Company in the condensed consolidated financial statements appearing in Part I, Item 1 of this report for a discussion of the acquisition and related financial data. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. The Company is in the process of integrating

Capella Education Company’s and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings
We are involved in litigation and other legal proceedings arising out of the ordinary course of our business. From time to time, certain matters may arise that are other than ordinary and routine. The outcome of such matters is uncertain and we may incur costs in the future to defend, settle, or otherwise resolve them. We currently believe that the ultimate outcome of such matters will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect future results of operations in a particular period.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2019, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million as of June 30, 2019, and is available for use through December 31, 2019.
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
Date: July 31, 2019