Form 10-Q
period 2019-09-30
Strategic Education, Inc.
filed 2019-11-07
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
or
☐ Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File No. 0-21039
Strategic Education, Inc.
(Exact name of registrant as specified in this charter)

Maryland		52-1975978
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2303 Dulles Station Boulevard
Herndon,	VA	20171
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (703) 561-1600
Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	STRA	Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of October 18, 2019, there were outstanding 21,964,505 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2018	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$311,732	$397,094
Marketable securities	37,121	33,455
Tuition receivable, net	55,694	50,964
Income taxes receivable	—	6,970
Other current assets	15,814	17,130
Total current assets	420,361	505,613
Property and equipment, net	122,677	116,489
Right-of-use lease assets	—	93,208
Marketable securities, non-current	37,678	26,532
Intangible assets, net	328,344	286,844
Goodwill	732,540	732,075
Other assets	19,429	20,435
Total assets	$1,661,029	$1,781,196

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$85,979	$86,092
Income taxes payable	419	—
Contract liabilities	38,733	45,571
Lease liabilities	—	26,167
Total current liabilities	125,131	157,830
Deferred income tax liabilities	59,358	57,016
Lease liabilities, non-current	—	83,067
Other long-term liabilities	51,316	38,624
Total liabilities	235,805	336,537
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 21,743,498 and 21,964,505 shares issued and outstanding at December 31, 2018 and September 30, 2019, respectively	217	220
Additional paid-in capital	1,306,653	1,306,353
Accumulated other comprehensive income	32	447
Retained earnings	118,322	137,639
Total stockholders’ equity	1,425,224	1,444,659
Total liabilities and stockholders’ equity	$1,661,029	$1,781,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Revenues	$160,945	$241,747	$392,082	$733,365
Costs and expenses:
Instructional and support costs	103,079	132,527	240,830	397,281
General and administration	61,976	72,303	125,494	204,816
Amortization of intangible assets	10,278	15,417	10,278	46,251
Merger and integration costs	29,620	1,500	37,791	11,698
Impairment of intangible assets	13,119	—	19,304	—
Total costs and expenses	218,072	221,747	433,697	660,046
Income (loss) from operations	(57,127)	20,000	(41,615)	73,319
Other income	1,110	3,243	1,846	10,695
Income (loss) before income taxes	(56,017)	23,243	(39,769)	84,014
Provision (benefit) for income taxes	(3,236)	6,551	(1,643)	31,413
Net income (loss)	$(52,781)	$16,692	$(38,126)	$52,601
Earnings (loss) per share:
Basic	$(2.97)	$0.77	$(2.90)	$2.42
Diluted	$(2.97)	$0.75	$(2.90)	$2.38
Weighted average shares outstanding:
Basic	17,799	21,806	13,141	21,694
Diluted	17,799	22,129	13,141	22,096
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Net income (loss)	$(52,781)	$16,692	$(38,126)	$52,601
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of tax	(22)	(2)	(22)	415
Comprehensive income (loss)	$(52,803)	$16,690	$(38,148)	$53,016
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at June 30, 2018	11,306,527	$113	$53,015	$170,712	$—	$223,840
Issuance of stock in connection with the acquisition of Capella Education Company	10,263,775	103	1,236,858	—	—	1,236,961
Filing fee related to new stock issuance	—	—	(147)	—	—	(147)
Stock-based compensation	—	—	5,098	—	—	5,098
Exercise of stock options, net	131,779	1	6,830	—	—	6,831
Issuance of restricted stock, net	5,518	—	(426)	—	—	(426)
Common stock dividends ($0.50 per share)	—	—	—	(11,024)	—	(11,024)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(22)	(22)
Net loss	—	—	—	(52,781)	—	(52,781)
Balance at September 30, 2018	21,707,599	$217	$1,301,228	$106,907	$(22)	$1,408,330

	For the three months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at June 30, 2019	21,948,563	$219	$1,305,148	$132,060	$449	$1,437,876
Stock-based compensation	—	—	3,021	—	—	3,021
Exercise of stock options, net	12,795	1	(1,565)	—	—	(1,564)
Issuance of restricted stock, net	3,147	—	(251)	—	—	(251)
Common stock dividends ($0.50 per share)	—	—	—	(11,113)	—	(11,113)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(2)	(2)
Net income	—	—	—	16,692	—	16,692
Balance at September 30, 2019	21,964,505	$220	$1,306,353	$137,639	$447	$1,444,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the nine months ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2017	11,167,425	$112	$47,079	$162,006	$—	$209,197
Impact of adoption of new accounting standard	—	—	—	(171)	—	(171)
Issuance of stock in connection with the acquisition of Capella Education Company	10,263,775	103	1,236,858	—	—	1,236,961
Filing fee related to new stock issuance	—	—	(147)	—	—	(147)
Stock-based compensation	—	—	11,035	—	—	11,035
Exercise of stock options, net	131,779	1	6,830	—	—	6,831
Issuance of restricted stock, net	144,620	1	(427)	—	—	(426)
Common stock dividends ($1.00 per share)	—	—	—	(16,802)	—	(16,802)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(22)	(22)
Net loss	—	—	—	(38,126)	—	(38,126)
Balance at September 30, 2018	21,707,599	$217	$1,301,228	$106,907	$(22)	$1,408,330

	For the nine months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance at December 31, 2018	21,743,498	$217	$1,306,653	$118,322	$32	$1,425,224
Stock-based compensation	—	—	8,947	83	—	9,030
Exercise of stock options, net	103,364	2	(1,774)	—	—	(1,772)
Issuance of restricted stock, net	117,643	1	(7,473)	—	—	(7,472)
Common stock dividends ($1.50 per share)	—	—	—	(33,367)	—	(33,367)
Unrealized gains on marketable securities, net of tax	—	—	—	—	415	415
Net income	—	—	—	52,601	—	52,601
Balance at September 30, 2019	21,964,505	$220	$1,306,353	$137,639	$447	$1,444,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2018	2019
Cash flows from operating activities:
Net income (loss)	$(38,126)	$52,601
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	209	250
Amortization of investment discount/premium	132	286
Depreciation and amortization	29,107	78,862
Deferred income taxes	(4,443)	971
Stock-based compensation	11,781	9,075
Impairment of intangible assets	19,304	—
Changes in assets and liabilities:
Tuition receivable, net	8,227	2,258
Other current assets	2,223	(921)
Other assets	(581)	(727)
Accounts payable and accrued expenses	(8,949)	(2,022)
Income taxes payable and income taxes receivable	(7,868)	(7,125)
Contract liabilities	(21,946)	10,311
Other long-term liabilities	(3,717)	(2,412)
Net cash provided by (used in) operating activities	(14,647)	141,407

Cash flows from investing activities:
Net cash acquired in acquisition	168,387	—
Purchases of property and equipment	(16,028)	(27,769)
Purchases of marketable securities	(11,346)	(17,769)
Maturities of marketable securities	5,842	32,860
Other investments	(167)	(878)
Net cash provided by (used in) investing activities	146,688	(13,556)

Cash flows from financing activities:
Common dividends paid	(16,802)	(33,297)
Net payments for stock awards	6,372	(9,195)
Payment of deferred financing costs	(1,162)	—
Net cash used in financing activities	(11,592)	(42,492)
Net increase in cash, cash equivalents, and restricted cash	120,449	85,359
Cash, cash equivalents, and restricted cash — beginning of period	156,448	312,237
Cash, cash equivalents, and restricted cash — end of period	$276,897	$397,596
Noncash transactions:
Purchases of property and equipment included in accounts payable	$2,975	$1,821
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
All information as of September 30, 2018 and 2019, and for the three and nine months ended September 30, 2018 and 2019 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.
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

Restricted Cash
A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the Universities during the academic term. The Company had approximately $5,000 and $2,000 of these unpaid obligations as of December 31, 2018 and September 30, 2019, respectively, which are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2018 and 2019 (in thousands):

	As of September 30,
	2018	2019
Cash and cash equivalents	$276,382	$397,094
Restricted cash included in other current assets	15	2
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$276,897	$397,596

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
The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019
Tuition receivable	$84,151	$82,494
Allowance for doubtful accounts	(28,457)	(31,530)
Tuition receivable, net	$55,694	$50,964

Approximately $1.1 million of tuition receivable are included in other assets as of December 31, 2018 and September 30, 2019 because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for doubtful accounts for the three and nine months ended September 30, 2018 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Allowance for doubtful accounts, beginning of period	$15,048	$30,733	$12,687	$28,457
Additions charged to expense	9,864	12,111	22,851	35,893
Adjustment to value of acquired receivables	6,601	—	6,601	2,207
Write-offs, net of recoveries	(6,118)	(11,314)	(16,744)	(35,027)
Allowance for doubtful accounts, end of period	$25,395	$31,530	$25,395	$31,530

Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases with a term longer than 12 months. ASU 2016-02 also requires additional quantitative and qualitative disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. During 2018 and 2019, the FASB issued additional ASUs amending certain aspects of ASU 2016-02. On January 1, 2019, the Company adopted the new accounting standard and all of the related amendments ("ASC 842") using the modified retrospective method. The Company applied ASU 2016-02 to all leases that had commenced as of January 1, 2019. In addition, as permitted by ASU 2016-02, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under ASU 2016-02, which allowed the Company to not reassess prior conclusions regarding lease identification, lease classification, and initial direct costs under the new standard. As a result of adopting the new standard, the Company recognized a lease liability of $123 million and a right-of-use ("ROU") lease asset of $107 million on January 1, 2019. The standard did not materially impact the Company's condensed consolidated statements of income and cash flows.
The Company determines if an arrangement is a lease at inception. Leases with an initial term longer than 12 months are included in right-of-use lease assets, lease liabilities, and lease liabilities, non-current on the Company's condensed consolidated balance sheets. The Company combines lease and non-lease components for all leases.
ROU lease assets represent the Company's right to use an underlying asset for the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU lease assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the implicit interest rate for most of the Company's leases cannot be readily determined, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term for operating leases.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 21,743,498 and 21,964,505 shares were issued and outstanding as of December 31, 2018 and September 30, 2019, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In July 2019, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.50 per share of common stock. The dividend was paid on September 16, 2019.
Net Income (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the periods. Diluted earnings (loss) per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options, restricted stock, and restricted stock units. The dilutive effect of stock awards was determined using the treasury stock method. Under the treasury stock method, all of the following are assumed to be used to repurchase shares of the Company’s common stock: (1) the proceeds received from the exercise of stock options, and (2) the amount of compensation cost associated with the stock awards for future service not yet recognized by the Company. Stock options are not included in the computation of diluted earnings (loss) per share when the stock option exercise price of an individual grant exceeds the average market price for the period.
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2018 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Weighted average shares outstanding used to compute basic earnings (loss) per share	17,799	21,806	13,141	21,694
Incremental shares issuable upon the assumed exercise of stock options	—	44	—	65
Unvested restricted stock and restricted stock units	—	279	—	337
Shares used to compute diluted earnings (loss) per share	17,799	22,129	13,141	22,096

During the three and nine months ended September 30, 2019, the Company had approximately 3,000 and 21,000 shares of restricted stock, respectively, excluded from the diluted earnings (loss) per share calculation because the effect would have been antidilutive. During the three and nine months ended September 30, 2018, the Company had 681,000 and 583,000 issued and outstanding awards that were excluded from the calculation.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2018 and September 30, 2019, the balance of accumulated other comprehensive income was $32,000, net of tax of $10,000 and $447,000, net of tax of $157,000, respectively. There were no reclassifications out of accumulated other comprehensive income to net income (loss) for the three and nine months ended September 30, 2019.

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

The Company applied the acquisition method of accounting to CEC’s business, whereby the excess of the acquisition date fair value of consideration transferred over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects workforce and synergies expected from cost savings, operations, and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of the merger was allocated to the Strayer University and Capella University reportable segments in the amount of $330.6 million and $394.7 million, respectively, and is not deductible for tax purposes.
The Company incurred $20.1 million of acquisition-related costs which are included in Merger and integration costs in the unaudited condensed consolidated statements of income. Issuance costs of $0.1 million were recognized in additional paid-in capital in the unaudited condensed consolidated balance sheets.
During the three months ended September 30, 2019, the Company finalized the fair value of assets acquired and liabilities assumed. Measurement period adjustments were reflected in the periods in which the adjustments occurred. During the three months ended December 31, 2018, the Company recorded measurement period adjustments that reduced cash and cash equivalents, other assets, and deferred income taxes by $0.5 million, $1.4 million, and $0.1 million, respectively. These adjustments resulted in a $1.8 million increase to goodwill recognized in connection with the CEC merger during the three months ended December 31, 2018. During the nine months ended September 30, 2019, the Company recorded measurement period adjustments that reduced deferred income taxes and current assets by $3.8 million and $1.9 million, respectively, and increased current liabilities and long-term liabilities by $1.3 million and $0.1 million, respectively. These adjustments resulted in a $0.5 million decrease to goodwill recognized in connection with the CEC merger during the nine months ended September 30, 2019. All measurement period adjustments are reflected in the fair value of assets acquired and liabilities assumed in the table below.
The fair value of assets acquired and liabilities assumed, as well as a reconciliation to consideration transferred, is presented in the table below (in thousands):

Cash and cash equivalents	$167,859
Marketable securities	31,419
Tuition receivable	36,716
Income taxes receivable	163
Other current assets	9,041
Marketable securities, non-current	34,700
Property and equipment, net	53,182
Other assets	14,556
Intangible assets	349,800
Goodwill	725,275
Total assets acquired	1,422,711
Accounts payable and accrued expenses	(48,103)
Contract liabilities	(39,000)
Deferred income taxes	(96,320)
Other long-term liabilities	(2,327)
Total liabilities assumed	(185,750)
Total consideration	$1,236,961

The table below presents a summary of intangible assets acquired (in thousands) and the weighted average useful lives of these assets:

	Fair Value	Weighted Average Useful Life in Years
Trade names	$183,800	Indefinite
Student relationships	166,000	3
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

Pro Forma Financial Information
The following unaudited pro forma information has been presented as if the CEC acquisition occurred on January 1, 2017. The information is based on the historical results of operations of the acquired business, adjusted for:

•	The allocation of purchase price and related adjustments, including the adjustments to amortization expense related to the fair value of intangible assets acquired;

•	The exclusion of acquisition-related costs incurred during the three and nine months ended September 30, 2018;

•	Associated tax-related impacts of adjustments; and

•	Changes to align accounting policies.

The pro forma results do not necessarily represent what would have occurred if the acquisition had actually taken place on January 1, 2017, nor do they represent the results that may occur in the future. The pro forma adjustments are based on available information and upon assumptions that the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a supplemental pro forma basis. The following table presents the Company's pro forma combined revenues and net income (in thousands). Pro forma results for the three and nine months ended September 30, 2019 are not presented below because the results of CEC are included in the Company's September 30, 2019 unaudited condensed consolidated statement of income.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Revenue	$224,641	$679,309
Net income (loss)	(14,146)	10,606

4.	Revenue Recognition
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

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and nine months ended September 30, 2018 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Strayer University Segment
Tuition, net of discounts, grants and scholarships	$107,773	$123,259	$328,476	$371,176
Other(1)	6,698	4,578	15,168	13,630
Total Strayer University Segment	114,471	127,837	343,644	384,806
Capella University Segment
Tuition, net of discounts, grants and scholarships	40,749	105,623	40,749	322,157
Other(1)	3,043	4,926	3,043	15,261
Total Capella University Segment	43,792	110,549	43,792	337,418
Non-Degree Programs Segment(2)	2,682	3,361	4,646	11,141
Consolidated revenue	$160,945	$241,747	$392,082	$733,365
_________________________________________

(1)	Other revenue is primarily comprised of academic fees, sales of course materials, and other revenue streams.

(2)	Non-Degree Programs revenue is primarily comprised of tuition revenue and placement fee revenue.
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
At the start of each academic term or program, a contract liability is recorded for academic services to be provided and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability. Some students may be eligible for scholarship awards, the estimated value of which will be realized in the future and is deducted from revenue when earned, based on historical student attendance and completion behavior. Contract liabilities are recorded as a current or long-term liability in the unaudited condensed consolidated balance sheets based on when the benefit is expected to be realized.
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
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $20.5 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the nine months ended September 30,
	2018	2019
Balance at beginning of period	$37,400	$43,329
Revenue deferred	18,791	21,358
Benefit redeemed	(15,792)	(17,947)
Balance at end of period	$40,399	$46,740

Unbilled receivables – Student tuition
Academic materials may be shipped to certain students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue is recorded. The balance of unbilled receivables related to such materials was $2.1 million as of September 30, 2019, and is included in tuition receivable.

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

The following details the changes in the Company’s restructuring liability during the nine months ended September 30, 2018 and 2019 (in thousands):

	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2017	$8,781	$—	$8,781
Restructuring and other charges(1)	—	13,088	13,088
Payments	(2,069)	(439)	(2,508)
Adjustments(2)	107	—	107
Balance at September 30, 2018	$6,819	$12,649	$19,468

Balance at December 31, 2018(3)	$6,540	$14,347	$20,887
Restructuring and other charges(1)	—	2,334	2,334
Payments	—	(7,841)	(7,841)
Adjustments(2)	(6,540)	—	(6,540)
Balance at September 30, 2019(3)	$—	$8,840	$8,840
_____________________________________

(1)
Restructuring and other charges were $0.2 million and $2.3 million for the three and nine months ended September 30, 2019, respectively, and $13.1 million for both the three and nine months ended September 30, 2018. Restructuring and other charges are included in Merger and integration costs on the unaudited condensed consolidated statements of income.

(2)
For the three and nine months ended September 30, 2018, adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from subleases. For the three and nine months ended September 30, 2019, adjustments represent the impact of adopting ASC 842 on January 1, 2019. In accordance with ASC 842, the lease related restructuring liability balance as of December 31, 2018 was netted against the initial ROU lease asset recognized upon adoption. Asset retirement obligations related to these restructured properties are also included in the adjustments amount.

(3)
The current portion of restructuring liabilities was $9.8 million and $6.2 million as of December 31, 2018 and September 30, 2019, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

6. Marketable Securities
The following is a summary of available-for-sale securities as of September 30, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$40,148	$207	$(6)	$40,349
Tax-exempt municipal securities	13,936	131	(29)	14,038
Variable rate demand notes	5,600	—	—	5,600
Total	$59,684	$338	$(35)	$59,987

The following is a summary of available-for-sale securities as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$48,202	$12	$(284)	$47,930
Tax-exempt municipal securities	22,858	45	(34)	22,869
Variable rate demand notes	4,000	—	—	4,000
Total	$75,060	$57	$(318)	$74,799

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of December 31, 2018 and September 30, 2019 were caused by changes in market values primarily due to interest rate changes. As of September 30, 2019, the fair value of the Company’s securities which were in an unrealized loss position for a period longer than twelve months was $6.3 million. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the three and nine months ended September 30, 2018 and 2019.

The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019
Due within one year	$37,121	$33,455
Due after one year through five years	37,678	26,532
Total	$74,799	$59,987

Amounts due within one year in the table above included $5.6 million of variable rate demand notes, which have contractual maturities ranging from 18 years to 26 years as of September 30, 2019. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. The Company has classified these securities based on their effective maturity dates, which ranges from one day to seven days from the balance sheet date.
The following table summarizes the proceeds from the maturities of available-for-sale securities for the three and nine months ended September 30, 2018 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Maturities of marketable securities	$5,842	$10,300	$5,842	$32,860
Total	$5,842	$10,300	$5,842	$32,860

The Company did not record any gross realized gains or gross realized losses in net income during the three and nine months ended September 30, 2018 and 2019. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three and nine months ended September 30, 2018 and 2019.
7. Leases
The Company has long-term, non-cancelable operating leases for campuses and other administrative facilities. These leases generally range from one to 10 years and may include renewal options to extend the lease term. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances ("TIAs"). The Company subleases certain portions of unused building space to third parties. During the three and nine months ended September 30, 2019, the Company recognized $6.6 million and $21.1 million of lease costs, respectively.

The components of lease costs were as follows for the three and nine months ended September 30, 2019 (in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2019	2019
Lease cost:
Operating lease cost	$7,022	$22,520
Short-term lease cost	234	674
Sublease income	(681)	(2,128)
Total lease costs	$6,575	$21,066

As of September 30, 2019
Lease term and discount rate:
Weighted-average remaining lease term (years)	5.7
Weighted-average discount rate	4.20%

For the nine months ended September 30,
2019
Other information (in thousands):
Cash paid for amounts included in the measurement of lease liabilities	$24,982
Right-of-use assets obtained in exchange for operating lease liabilities	$4,082
Leasehold improvements obtained in exchange for TIAs paid directly to third parties	$2,156
Maturities of lease liabilities (in thousands):

Year Ending September 30,
2020	$30,365
2021	25,692
2022	17,443
2023	12,121
2024	10,442
Thereafter	27,470
Total lease payments(1)	$123,533
Less: interest	(14,299)
Present value of lease liabilities	$109,234
__________________________________________________________

(1)	Operating lease payments exclude $6.0 million of legally binding minimum payments for leases signed but not yet commenced.
The minimum rental commitments for the Company as of December 31, 2018 were as follows (in thousands):

Minimum Rental Commitments(1)
2019	$33,600
2020	28,399
2021	23,485
2022	13,770
2023	10,316
Thereafter	32,745
Total	$142,315
__________________________________________________________

(1)	Amounts are based on the accounting guidance in ASC 840, Leases, that was superseded upon the Company's adoption of ASC 842 on January 1, 2019.

8.	Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$41,818	$41,818	$—	$—
Marketable securities:
Corporate debt securities	40,349	—	40,349	—
Tax-exempt municipal securities	14,038	—	14,038	—
Variable rate demand notes	5,600	—	5,600	—
Total assets at fair value on a recurring basis	$101,805	$41,818	$59,987	$—

Liabilities:
Deferred payments	$3,558	$—	$—	$3,558
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2018 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,791	$1,791	$—	$—
Marketable securities:
Corporate debt securities	48,430	—	48,430	—
Tax-exempt municipal securities	22,869	—	22,869	—
Variable rate demand notes	4,000	—	4,000	—
Total assets at fair value on a recurring basis	$77,090	$1,791	$75,299	$—

Liabilities:
Deferred payments	$4,120	$—	$—	$4,120

The Company measures the above items on a recurring basis at fair value as follows:

•
Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2018 and September 30, 2019 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•
Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.

•
Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011 and 2016. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.2 million as of September 30, 2019 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2018 or 2019.
Changes in the fair value of the Company’s Level 3 liabilities during the nine months ended September 30, 2018 and 2019 are as follows (in thousands):

	As of September 30,
	2018	2019
Balance as of the beginning of period	$4,514	$4,120
Amounts paid	(1,412)	(1,579)
Other adjustments to fair value	1,264	1,017
Balance at end of period	$4,366	$3,558

9.	Goodwill and Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill by segment as of September 30, 2019 (in thousands):

	Strayer University	Capella University	Non-Degree Programs	Total
Balance as of December 31, 2018	$337,381	$395,159	$—	$732,540
Additions	—	—	—	—
Impairments	—	—	—	—
Adjustments	—	(465)	—	(465)
Balance as of September 30, 2019	$337,381	$394,694	$—	$732,075

During the nine months ended September 30, 2019, the Company recorded $0.5 million net measurement period adjustments, as discussed in Note 3.
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and nine months ended September 30, 2019 to indicate an impairment to goodwill. Accordingly, there were no impairment charges related to goodwill recorded during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company recorded goodwill impairment charges of $11.1 million and $13.9 million, respectively, related to its New York Code and Design Academy ("NYCDA") reporting unit (which, following the merger, is included in the Non-Degree Programs segment) based on a quantitative impairment analysis performed. The goodwill impairment charge represented the excess of the carrying value of the net assets of the NYCDA reporting unit over its estimated fair value and is reflected within the Impairment of intangible assets line in the unaudited condensed consolidated statements of income.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$166,000	$(23,056)	$142,944	$166,000	$(64,556)	$101,444
Not subject to amortization
Trade names	185,400	—	185,400	185,400	—	185,400
Total	$351,400	$(23,056)	$328,344	$351,400	$(64,556)	$286,844

The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $13.8 million and $41.5 million for the three and nine months ended September 30, 2019, respectively.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective asset below its carrying amount. No events or circumstances occurred in the three and nine months ended September 30, 2019 to indicate an impairment to indefinite-lived intangible assets. Accordingly, there were no impairment charges related to indefinite-lived intangible assets recorded during the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, the Company recorded impairment charges of $2.0 million and $5.4 million, respectively, related to the NYCDA trade name based on a quantitative impairment analysis performed. The indefinite-lived intangible asset impairment charge represented the excess of the carrying value of the NYCDA trade name over its estimated fair value and is reflected within the Impairment of intangible assets line in the unaudited condensed consolidated statements of income.

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
The Company was in compliance with all the terms of the Amended Credit Facility and had no borrowings outstanding under the Revolver as of September 30, 2019.

11.	Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2018 and September 30, 2019 (in thousands):

	December 31, 2018	September 30, 2019
Contract liabilities, net of current portion	$23,880	$27,233
Deferred payments related to acquisitions	5,904	4,837
Employee separation costs	6,800	2,681
Deferred rent and other facility costs	6,837	1,880
Loss on facilities not in use	4,332	—
Lease incentives	2,300	—
Other	1,263	1,993
Other long-term liabilities	$51,316	$38,624

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
Deferred Rent and Other Facility Costs and Loss on Facilities Not in Use
Prior to the adoption of ASC 842 on January 1, 2019, the Company recorded a liability for lease costs of campus and non-campus facilities that are not currently in use (see Note 5). For facilities still in use, the Company recorded rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense was recorded as a liability. Upon adoption of ASC 842, these liability balances were netted against the ROU asset recognized on January 1, 2019. As such, there are no long-term liability balances for deferred rent and loss on facilities not in use as of September 30, 2019. At December 31, 2018 and September 30, 2019, the Company had $1.9 million and $2.0 million, respectively, included in the deferred rent and other facility costs balances, which relate to asset retirement obligations for lease agreements requiring the leased premises to be returned in a predetermined condition.
Deferred Payments Related to Acquisitions
In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $3.1 million and $2.0 million as of December 31, 2018 and September 30, 2019, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.
Lease Incentives
In conjunction with the opening of new campuses or renovation of existing campuses, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. Prior to the adoption of ASC 842 on January 1, 2019, the underlying assets were capitalized as leasehold improvements and a liability was established for the reimbursements in accordance with ASC 840-20. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five to 10 years. Upon adoption of ASC 842, the liability balance associated with the reimbursement was netted against the ROU asset recognized on January 1, 2019. As such, there is no lease incentive long-term liability balance as of September 30, 2019.

12.	Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and nine months ended September 30, 2018 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Instructional and support costs	$703	$945	$1,821	$2,820
General and administration	2,869	2,077	7,688	5,888
Merger and integration costs	2,272	(523)	2,272	367
Stock-based compensation expense included in operating expense	5,844	2,499	11,781	9,075
Tax benefit	1,607	651	3,253	2,333
Stock-based compensation expense, net of tax	$4,237	$1,848	$8,528	$6,742

During the nine months ended September 30, 2018 and 2019, the Company recognized a tax windfall related to share-based payment arrangements of approximately $3.5 million and $4.0 million, respectively, which was recorded as an adjustment to the provision for income taxes.

13.	Income Taxes

During the nine months ended September 30, 2018 and 2019, the Company recorded a benefit for income taxes of $1.6 million and income tax expense of $31.4 million, reflecting an effective tax rate of 4.1% and 37.4%, respectively.
In February 2019, to align compensation and benefit plans after completion of the merger with CEC, the Compensation Committee of the Company’s Board of Directors took action to terminate all deferred compensation arrangements, including for employees already participating in such arrangements. These changes affect the tax deductibility of certain arrangements, which resulted in a discrete item recorded during the three months ended March 31, 2019, reducing the Company’s deferred tax assets by $11.5 million, and increasing the Company’s 2019 effective tax rate and future cash tax payments.
The Company had $0.7 million and $1.4 million of unrecognized tax benefits as of September 30, 2018 and 2019, respectively. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income. The Company incurred no expense related to interest and penalties during the nine months ended September 30, 2018 and $0.2 million during the nine months ended September 30, 2019.
The Company paid $10.9 million and $36.6 million in income taxes during the nine months ended September 30, 2018 and 2019, respectively.
The tax years since 2015 remain open for Federal tax examination and the tax years since 2014 remain open to examination by state and local taxing jurisdictions in which the Company is subject.
14. Other Investments
At September 30, 2019, the Company held $15.6 million in investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $1.9 million across these partnerships through 2027. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method. At December 31, 2018, the Company's investment in limited partnerships was $13.4 million.

The following table illustrates changes in the Company’s limited partnership investments for the three and nine months ended September 30, 2018 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Limited partnership investments, beginning of period	$—	$14,490	$—	$13,449
Additions from merger	14,153	—	14,153	—
Capital contributions	166	366	166	878
Equity in net income of limited partnerships	—	706	—	2,260
Distributions	—	—	—	(1,025)
Limited partnership investments, end of period	$14,319	$15,562	$14,319	$15,562

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
Two of the Company’s operating segments that meet the quantitative thresholds to qualify as reportable segments are the Strayer University and Capella University segments. The Strayer University segment is comprised of Strayer University, including its programs offered through the Jack Welch Management Institute; the Capella University segment consists of Capella University. None of the Company’s other operating segments individually meet the quantitative thresholds to qualify as reportable segments; therefore, these other operating segments are combined and presented below as Non-Degree Programs. The Non-Degree Programs reportable segment is comprised of the DevMountain, Hackbright Academy, NYCDA, and Sophia Learning operations.
Revenue and operating expenses are generally directly attributable to the segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.
A summary of financial information by reportable segment for the three and nine months ended September 30, 2018 and 2019 is presented in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2019	2018	2019
Revenues
Strayer University	$114,471	$127,837	$343,644	$384,806
Capella University	43,792	110,549	43,792	337,418
Non-Degree Programs	2,682	3,361	4,646	11,141
Consolidated revenues	$160,945	$241,747	$392,082	$733,365
Income (loss) from operations
Strayer University	$11,904	$18,689	$44,215	$68,268
Capella University	(14,326)	18,643	(14,326)	63,918
Non-Degree Programs	(1,688)	(415)	(4,131)	(918)
Amortization of intangible assets	(10,278)	(15,417)	(10,278)	(46,251)
Merger and integration costs	(29,620)	(1,500)	(37,791)	(11,698)
Impairment of intangible assets	(13,119)	—	(19,304)	—
Consolidated income (loss) from operations	$(57,127)	$20,000	$(41,615)	$73,319

16.	Litigation
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
The Company, the Universities, Hackbright, and NYCDA are subject to significant state regulatory oversight, as well as accreditor and federal regulatory oversight, in the case of the Company and the Universities. While the Department of Education has recently issued revisions to its regulations, Congress is also considering reauthorization of the Higher Education Act of 1965, as amended (“HEA”). If Congress enacts amendments to the HEA, they may supersede the Department’s regulations in various respects and require further changes to those regulations.
Gainful Employment
Under the HEA, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Department of Education published final regulations related to gainful employment that went into effect on July 1, 2015 (the "2015 Regulations"), with the exception of new disclosure requirements, which generally went into effect January 1, 2017, but which were delayed, to some extent, until July 1, 2019.
The 2015 Regulations included two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measured student debt in relation to earnings, and the discretionary income rate measured student debt in relation to discretionary income. A program passed if the program’s graduates:

•	have an annual income rate that does not exceed 8%; or

•	have a discretionary income rate that does not exceed 20%.
In addition, a program that did not pass either of the debt-to-earnings metrics and had an annual income rate between 8% and 12%, or a discretionary income rate between 20% and 30%, was considered to be in a warning zone. A program failed if the program’s graduates had an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program became Title IV-ineligible for three years if it failed both metrics for two out of three consecutive years, or failed to pass at least one metric for four consecutive award years. On January 8, 2017, Strayer University and Capella University received final 2015 debt-to-earnings measures. None of Strayer University or Capella University programs failed the debt-to-earnings metrics. Two active Strayer University programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, and one active Capella University program, the Master of Science in Marriage and Family Counseling/Therapy, were “in the zone,” which means each of those three programs remained fully eligible. The Department has announced that because it no longer has a data-sharing agreement with the U.S. Social Security Administration to receive earnings data, it is unable to calculate any subsequent debt-to-earnings measures under the gainful employment regulations in 2019.
On July 1, 2019, the Department of Education released final gainful employment regulations, which contain a full repeal of the 2015 Regulations, including all debt measures, reporting, disclosure, and certification requirements. Per the Department of Education's Master Calendar, these rules go into effect July 1, 2020. However, the Secretary used her authority under the HEA to allow institutions to implement the new rules early as of July 1, 2019. Those institutions that implement early are not required to report gainful employment data for the 2018-2019 award year, are not required to comply with gainful employment disclosure and template publication requirements, and are not required to comply with the regulation’s certification requirements with respect to programmatic accreditation and program satisfaction of prerequisites for professional licensure/state certification. Both Capella University and Strayer University have elected to implement the July 2019 regulations early and have documented their decision to do so as required by the Department of Education.
Borrower Defenses to Repayment
Pursuant to the HEA and following negotiated rulemaking, on November 1, 2016, the Department published final regulations that, among other things, specify the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Federal Direct Loan Program (the “2016 BDTR Rule”) and the consequences of such borrower defenses for borrowers, institutions, and the Department. Under the 2016 BDTR Rule, for Direct Loans disbursed after July 1, 2017, a student borrower may assert a defense to repayment if: (1) the student borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment. Borrowers assert these defenses through claims submitted to the Department, and the Department has the authority to issue a final decision. In addition, the regulation permits the Department to grant relief to an individual or group of individuals, including individuals who have not applied to the Department seeking relief. If a defense is successfully raised, the Department has discretion to initiate action to collect from an institution the amount of losses incurred based on the borrower defense. The 2016 BDTR Rule also amends the rules concerning discharge of federal student loans when a school or campus closes and prohibits pre-dispute arbitration agreements and class action waivers for borrower defense-type claims. On January 19, 2017, the Department issued a final rule updating the hearing procedures for actions to establish liability against an institution of higher education and establishing procedures for recovery proceedings under the 2016 BDTR Rule.
Although the 2016 BDTR Rule was scheduled to become effective on July 1, 2017, on June 16, 2017, the Department delayed indefinitely the effective date of selected provisions of the 2016 BDTR Rule and announced its intention to conduct negotiated rulemaking proceedings to revise the regulations. On October 24, 2017, the Department published an interim final rule to delay the effective date of the selected provisions until July 1, 2018. On February 14, 2018, the Department published a final rule to delay the effective date of the selected provisions until July 1, 2019.
On September 12, 2018, a federal judge ruled that the Department’s various delays of the 2016 BDTR Rule were contrary to law. On October 16, 2018, in a related case, the judge denied a request to delay implementation of portions of the 2016 BDTR Rule. As a result, the 2016 BDTR Rule came into effect. In March 2019, the Department issued guidance, clarifying that institutions should handle reporting for events, actions, or conditions that occurred after July 1, 2017 by making required reports to the Department no later than May 14, 2019. The Department also indicated that institutions must implement the prohibitions related to dispute resolution, including by making any required modifications to enrollment agreements or by beginning to implement required notification procedures by May 14, 2019. The Company believes that the Universities are in compliance with these requirements.
On September 23, 2019, the Department published final Borrower Defense to Repayment regulations (the “2019 BDTR Rule”), which will govern borrower defense to repayment claims in connection with loans first disbursed on or after July 1, 2020. The 2016 BDTR Rule continues to apply in the interim.
Under the 2019 BDTR Rule, an individual borrower can assert a defense to repayment and be eligible for relief if she or he establishes, by a preponderance of the evidence, that (1) the institution at which the borrower enrolled made a misrepresentation of material fact upon which the borrower reasonably relied in deciding to obtain a Direct Loan, or a loan repaid by a Direct Consolidation Loan; (2) the misrepresentation directly and clearly related to the borrower’s enrollment or continuing enrollment at the institution or the institution’s provision of education services for which the loan was made; and (3) the borrower was financially harmed by the misrepresentation. The Department will grant forbearance on all loans related to a claim at the time the claim is made.
The 2019 BDTR Rule defines a “misrepresentation” as: a statement, act, or omission by an eligible school to a borrower that (a) is false, misleading, or deceptive, (b) was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, and (c) directly and clearly relates to either (1) enrollment or continuing enrollment at the institution; or (2) the provision of educational services for which the loan was made. “Financial harm” is defined as the amount of monetary loss that a borrower incurs as a consequence of a misrepresentation. The Department will determine financial harm based upon individual earnings and circumstances, which must include consideration of the individual borrower’s career experience subsequent to enrollment and may include, among other factors, evidence of program-level median or mean earnings. “Financial harm” does not include damages for nonmonetary loss, and the act of taking out a Direct Loan, alone, does not constitute evidence of financial harm. Financial harm also cannot be predominantly due to intervening local, regional, national economic or labor market conditions, nor can it arise from the borrower’s voluntary change in occupation or decision to pursue less than full-time work or not to work. The 2019 BDTR Rule contains certain limitations and procedural protections. Among the most prominent of these restrictions, the regulation contains a three-year limitation period of claims, measured from the student’s separation from the institution, does not permit claims to be filed on behalf of groups, and requires that institutions receive access to any evidence in the Department's possession to inform the institution's response.
The 2019 BDTR Rule permits the use of pre-dispute arbitration agreements as a condition of enrollment, so long as the institution provides plain-language disclosures to students and places the disclosure on the institution’s website. The regulations also allow for a borrower to choose whether to apply for a closed school loan discharge or accept a teach-out opportunity, and they provide that once a borrower has accepted a teach-out plan the student would not be eligible for a closed school loan discharge unless the institution fails to adhere to the terms of the teach-out plan. In addition, the closed school discharge window is expanded from 120 days to 180 days prior to the school’s closure, though unlike the 2016 BDTR Rule, the 2019 BDTR Rule does not include an automatic closed school loan discharge if the student does not enroll in another institution within three years of the date after the school closes.

The 2019 BDTR Rule also makes changes to the Department’s financial responsibility requirements, including establishing a more limited set, as compared to the 2016 BDTR Rule, of mandatory and discretionary triggering events that have, or could have, a materially adverse impact on the institution’s financial condition and therefore warrant financial protection. An institution determined not to be financially responsible because of one or more triggering events may be required to issue an irrevocable letter of credit for not less than 10% of the Federal Student Aid program funds received by the school for the most recently completed fiscal year and/or will be issued a provisional Program Participation Agreement. The 2019 BDTR Rule further updates the definitions of terms used to calculate an institution’s composite score and otherwise amends the composite score methodology to reflect changes in FASB accounting standards pertaining to new leases.
Institutions are required to accept responsibility for the repayment of amounts discharged by the Secretary pursuant to the borrower defense to repayment, closed school discharge, false certification discharge, and unpaid refund discharge regulations. The 2019 BDTR Rule may require the repayment of funds and the purchase of loans by the school if the Secretary determines that the school is liable as a result of a successful claim for which the Secretary discharged a loan, in whole or in part. The provisions of the regulation are effective July 1, 2020.
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
On June 12, 2019, the Department published a notice of proposed rulemaking proposing to amend the regulations governing the recognition of accrediting agencies, certain student assistance provisions including state authorization rules, and institutional eligibility, as well as make various technical corrections. Public comments were accepted through July 12, 2019, and the Department published final rules on those topics on November 1, 2019. The final regulations concerning accreditation and state authorization generally will be effective on July 1, 2020, except the Department announced that institutions may in their discretion implement early those regulations relating to state authorization and institutional information disclosures. The final regulations concerning state authorization for distance education are described more below. The final regulations also require an institution to make certain disclosures about educational programs leading to professional licensure, regardless of program modality. In addition, the final regulations revise in some respects the Department’s process for recognition and review of accrediting agencies, the criteria used by the Department to recognize accrediting agencies, and Department’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs.
In the Spring 2019 update to its Unified Agenda, the Department of Education indicated that it plans to release notices of proposed rulemaking with draft rules regarding distance education and innovation issues, eligibility of faith-based entities and activities and TEACH grant conversions in December 2019. Under the HEA, if the Department publishes final rules on these topics by November 1, 2020, they would become effective July 1, 2021.
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
In June 2016, despite the lack of consensus at the negotiated rulemaking sessions, but as permitted by federal law, the Department issued a Notice of Proposed Rulemaking for public comment on the issue of state authorization for online programs. On December 19, 2016, the Department issued final regulations, which are described below and were scheduled to become effective on July 1, 2018. On May 25, 2018, the Department issued a Notice of Proposed Rulemaking to delay until July 1, 2020 the effective date of the state authorization of distance education provisions of those final regulations based on concerns that were raised by regulated parties and to provide adequate time to conduct negotiated rulemaking to reconsider those provisions and, as necessary, develop revised regulations. On July 3, 2018, the Department published a final rule, which was made effective retroactively to June 29, 2018, to delay until July 1, 2020 the effective date of the state authorization of distance education provisions. Certain other portions of the 2016 final regulations, which relate to authorization of foreign locations, went into effect on July 1, 2018. On April 26, 2019, in litigation brought to challenge the Department’s delayed implementation of the 2016 final regulations, a judge found that the delay was improper and ordered that the rules regarding state authorization of programs offered through distance education take effect on May 26, 2019. The 2016 final regulations remain in effect until the new final rules, described below, take effect.
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
On October 15, 2018, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations on a variety of topics, including state authorization of distance education programs. The Department included state authorization of distance education programs in the Accreditation and Innovation negotiated rulemaking that took place in early 2019. The committee agreed to language that would retain the requirement that institutions are authorized - including the option to be authorized via a reciprocity agreement - to operate in any state in which a student is located for the purposes of Title IV eligibility. However, the consensus language removed many of the public and individualized disclosures to enrolled and prospective students regarding programs offered solely through distance education or correspondence courses. On June 12, 2019, the Department released a notice of proposed rulemaking reflecting the consensus language on this topic, with public comments accepted through July 12, 2019. On November 1, 2019, the Department published new final rules concerning, among other topics, state authorization of distance education programs, which are generally effective July 1, 2020. The Department announced that institutions may in their discretion implement early those portions of the regulations relating to state authorization and institutional information disclosures. The regulations revise the definition of “state authorization reciprocity agreement” such that it does not prohibit any member state from enforcing its own general-purpose state laws and regulations, but member states cannot impose additional requirements related to state authorization of distance education directed at all or a subgroup of educational institutions. The regulations also clarify that state authorization requirements related to distance education courses are based on the state where a student is “located,” as determined by the institution, and not the state of the student’s “residence.” The final rules maintain the consensus language developed during negotiated rulemaking, which remove certain disclosure requirements related to programs offered solely through distance education, and they replace those requirements with certain disclosure requirements applicable to all programs that lead to professional licensure or certification, regardless of the delivery modality of those programs.
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

In June 2019, the Department conducted an announced, on-site program review at Capella University, focused on Capella University’s FlexPath program. The review covered the 2017-2018 and 2018-2019 federal financial aid years. The program review has not concluded. In general, after the Department conducts its site visit and reviews data supplied by the institution, it sends the institution a program review report. The institution has the opportunity to respond to any findings in the report. The Department then issues a Final Program Review Determination, which identifies any liabilities. The institution may appeal any monetary liabilities specified in the Final Program Review Determination.
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
NYCDA, Hackbright Academy and DevMountain
NYCDA currently provides instruction through B2B relationships in various locations. Hackbright Academy currently provides on-ground courses in the San Francisco Bay Area. DevMountain currently provides on-ground courses in Lehi, Utah; Dallas, Texas; and Phoenix, Arizona, and in 2017, introduced its first online program in Web Development. NYCDA, Hackbright Academy and DevMountain are not accredited, do not participate in state or federal student financial aid programs, and are not subject to the regulatory requirements applicable to accredited schools and schools that participate in financial aid programs such as those described above. Programs such as those offered by NYCDA, Hackbright Academy, and DevMountain are regulated by each individual state.

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

During the three and nine months ended September 30, 2019, we incurred $1.5 million and $11.7 million, respectively, in expenses related to the merger, primarily attributable to personnel and other integration costs.
As of September 30, 2019, SEI had the following reportable segments:
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

•
In the third quarter, Strayer University’s enrollment increased 11.3% to 50,582 compared to 45,431 for the same period in 2018. New student enrollment for the period increased 4.1% and continuing student enrollment for the period increased 13.3%.

Capella University Segment

•
Capella University is an online post-secondary education company that offers a variety of doctoral, master’s and bachelor’s degree programs, primarily for working adults, in the following primary disciplines: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. Capella University focuses on master's and doctoral degrees, with approximately 70% of its learners enrolled in a master’s or doctoral degree program. Capella University's academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult learners develop specific competencies they can apply in their workplace. Capella University is accredited by the Higher Learning Commission ("HLC"), one of the seven regional collegiate accrediting agencies recognized by the Department.

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

•
In the third quarter, Capella University’s enrollment increased 1.7% to 38,451 compared to 37,822 for the same period in 2018. New student enrollment for the period increased 6.9% and continuing student enrollment for the period increased 0.4%.

Non-Degree Programs Segment

•	DevMountain is a software development program offering affordable, high-quality, leading-edge software coding education at multiple campus locations and online.

•	Hackbright Academy is a software engineering school for women. Its primary offering is an intensive 12-week accelerated software development program, together with placement services and coaching.

•	The New York Code and Design Academy is a New York City-based provider of web and application software development courses.

•
Sophia Learning is an innovative learning company which leverages technology to support self-paced learning, including courses eligible for transfer into credit at over 2,000 colleges and universities.

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
Revenue recognition — Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Approximately 96% of our revenues during the nine months ended September 30, 2019 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the Universities and the schools offering non-degree programs provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The Universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
New students at Strayer University registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed in prior years. The performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of September 30, 2019, we had deferred $46.7 million for estimated redemptions earned under the Graduation Fund, as compared to $43.3 million at December 31, 2018. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the third quarter of 2019, our bad debt expense was 5.0% of revenue, compared to 6.1% for the same period in 2018. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of September 30, 2019 would have changed our income from operations by approximately $0.8 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. Through our acquisition of CEC in the third quarter of 2018, we had significant additions to goodwill and tradename intangible assets. The acquired goodwill was allocated to the Strayer University and Capella University reporting units. No events or circumstances occurred in the three and nine months ended September 30, 2019 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and nine month periods ended September 30, 2019.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three and nine month periods ended September 30, 2019.

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
Results of Operations
As discussed above, we completed our merger with CEC on August 1, 2018. Our results of operations for the three and nine months ended September 30, 2019 include the results of CEC, but the results of operations for the three and nine months ended September 30, 2018 do not include the financial results of CEC prior to August 1, 2018. Accordingly, the financial results of each period presented are not directly comparable. This discussion will highlight changes largely in the Strayer University segment, as those results are included in full in each period.
In the third quarter of 2019, we generated $241.7 million in revenue compared to $160.9 million in 2018. Our income from operations was $20.0 million for the third quarter of 2019 compared to a loss from operations of $57.1 million in 2018 due primarily to the inclusion of a full quarter of CEC's results in our consolidated results of operations as well as higher revenues due to enrollment growth and lower merger related costs and impairment charges. Net income in the third quarter of 2019 was $16.7 million compared to net loss of $52.8 million for the same period in 2018. Diluted earnings per share was $0.75 compared to diluted loss per share of $2.97 for the same period in 2018. For the nine months ended September 30, 2019, we generated $733.4 million in revenue, compared to $392.1 million for the same period in 2018. Our income from operations was $73.3 million for the nine months ended September 30, 2019 compared to a loss from operations of $41.6 million for the same period in 2018. Net income was $52.6 million for the nine months ended September 30, 2019 compared to net loss of $38.1 million for the same period in 2018, and diluted earnings per share was $2.38 in the nine months ended September 30, 2019 compared to diluted loss per share of $2.90 for the same period in 2018.
In the accompanying analysis of financial information for 2019 and 2018, we use certain financial measures including Adjusted Income from Operations, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:

•	a purchase accounting adjustment to record Capella University contract liabilities at fair value as a result of the Company's merger with Capella Education Company,

•	amortization and depreciation expense related to intangible assets and software assets acquired through the Company’s merger with Capella Education Company,

•	transaction and integration costs associated with the Company’s merger with Capella Education Company,

•	impairment charges for intangible assets related to the Company's acquisition of the New York Code and Design Academy,

•	income from partnership and other investments that are not part of our core operations, and

•	discrete tax adjustments related to stock-based compensation and other adjustments.
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
Adjusted income from operations was $36.9 million in the third quarter of 2019 compared to $22.1 million in 2018. Adjusted net income was $28.4 million in the third quarter of 2019 compared to $16.9 million in 2018, and adjusted diluted earnings per share was $1.28 in the third quarter of 2019 compared to $0.92 in 2018. Adjusted income from operations was $131.3 million in the nine months ended September 30, 2019 compared to $52.0 million for the same period in 2018. Adjusted net income was $100.3 million in the nine months ended September 30, 2019 compared to $40.7 million for the same period in 2018, and adjusted diluted earnings per share was $4.54 in the nine months ended September 30, 2019 compared to $2.97 for the same period in 2018.

The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2019

		Non-GAAP Adjustments
	As Reported (GAAP)	Contract liability adjustment(1)	Amortization of intangible assets(2)	Merger and integration costs(3)	Impairment of intangible assets(4)	Income from other investments(5)	Tax adjustments(6)	As Adjusted (Non-GAAP)
Income (loss) from operations	$20,000	$—	$15,417	$1,500	$—	$—	$—	$36,917
Other income, net	3,243	—	—	—	—	(706)	—	2,537
Income (loss) before income taxes	23,243	—	15,417	1,500	—	(706)	—	39,454
Provision (benefit) for income taxes	6,551	—	—	—	—	—	4,496	11,047
Net income (loss)	$16,692	$—	$15,417	$1,500	$—	$(706)	$(4,496)	$28,407
Earnings per share:
Basic	$0.77							$1.30
Diluted	$0.75							$1.28
Weighted average shares outstanding:
Basic	21,806							21,806
Diluted	22,129							22,129

Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2018

		Non-GAAP Adjustments
	As Reported (GAAP)	Contract liability adjustment(1)	Amortization of intangible assets(2)	Merger and integration costs(3)	Impairment of intangible assets(4)	Income from other investments(5)	Tax adjustments(6)	As Adjusted (Non-GAAP)
Income (loss) from operations	$(57,127)	$26,214	$10,278	$29,620	$13,119	$—	$—	$22,104
Other income, net	1,110	—	—	—	—	—	—	1,110
Income (loss) before income taxes	(56,017)	26,214	10,278	29,620	13,119	—	—	23,214
Provision (benefit) for income taxes	(3,236)	—	—	—	—	—	9,527	6,291
Net income (loss)	$(52,781)	$26,214	$10,278	$29,620	$13,119	$—	$(9,527)	$16,923
Earnings (loss) per share:
Basic	$(2.97)							$0.95
Diluted	$(2.97)							$0.92
Weighted average shares outstanding:
Basic	17,799							17,799
Diluted	17,799							18,480

Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2019

		Non-GAAP Adjustments
	As Reported (GAAP)	Contract liability adjustment(1)	Amortization of intangible assets(2)	Merger and integration costs(3)	Impairment of intangible assets(4)	Income from other investments(5)	Tax adjustments(6)	As Adjusted (Non-GAAP)
Income (loss) from operations	$73,319	$—	$46,251	$11,698	$—	$—	$—	$131,268
Other income, net	10,695	—	—	—	—	(3,334)	—	7,361
Income (loss) before income taxes	84,014	—	46,251	11,698	—	(3,334)	—	138,629
Provision (benefit) for income taxes	31,413	—	—	—	—	—	6,907	38,320
Net income (loss)	$52,601	$—	$46,251	$11,698	$—	$(3,334)	$(6,907)	$100,309
Earnings per share:
Basic	$2.42							$4.62
Diluted	$2.38							$4.54
Weighted average shares outstanding:
Basic	21,694							21,694
Diluted	22,096							22,096
Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2018

		Non-GAAP Adjustments
	As Reported (GAAP)	Contract liability adjustment(1)	Amortization of intangible assets(2)	Merger and integration costs(3)	Impairment of intangible assets(4)	Income from other investments(5)	Tax adjustments(6)	As Adjusted (Non-GAAP)
Income (loss) from operations	$(41,615)	$26,214	$10,278	$37,791	$19,304	$—	$—	$51,972
Other income, net	1,846	—	—	—	—	—	—	1,846
Income (loss) before income taxes	(39,769)	26,214	10,278	37,791	19,304	—	—	53,818
Provision (benefit) for income taxes	(1,643)	—	—	—	—	—	14,749	13,106
Net income (loss)	$(38,126)	$26,214	$10,278	$37,791	$19,304	$—	$(14,749)	$40,712
Earnings (loss) per share:
Basic	$(2.90)							$3.10
Diluted	$(2.90)							$2.97
Weighted average shares outstanding:
Basic	13,141							13,141
Diluted	13,141							13,724
__________________________________________________________________________________________

(1)	Reflects a purchase accounting adjustment to record Capella University contract liabilities at fair value as a result of the Company's merger with CEC.

(2)	Reflects amortization and depreciation expense of intangible assets and software assets acquired through the Company’s merger with CEC.

(3)	Reflects transaction and integration charges associated with the Company's merger with CEC.

(4)	Reflects impairment of goodwill and intangible assets related to the Company's acquisition of the New York Code and Design Academy.

(5)	Reflects income recognized from the Company's investments in partnership interests and other investments.

(6)
Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 28.0% and 27.6% for the three and nine months ended September 30, 2019 and an adjusted effective tax rate of 27.1% and 24.4% for the three and nine months ended September 30, 2018, respectively.

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Revenues. The increase in consolidated revenues compared to the same period in the prior year was primarily related to the inclusion of CEC revenue for the full three month period. In the Strayer University segment for the three months ended September 30, 2019, enrollment grew 11.3% to 50,582 from 45,431 in the prior year. Revenue grew 11.7% to $127.8 million compared to $114.5 million in 2018 as a result of the increase in enrollment. Future enrollment and revenue growth may be impacted negatively by a recent change in the tuition benefits policy of one of Strayer University’s largest corporate partners. Capella University segment revenue was $110.5 million compared to $43.8 million in the prior year, which reflects activity after the completion of the CEC merger on August 1, 2018, and includes a $26.2 million purchase accounting reduction related to contract liabilities acquired in the merger. Non-Degree Programs segment revenues were $3.4 million in the three months ended September 30, 2019, compared to $2.7 million in the three months ended September 30, 2018. The increase in Non-Degree Programs revenues for the three month period was primarily attributable to incremental revenues generated from the operations of Hackbright, DevMountain, and Sophia Learning, which were acquired in the CEC merger.
Instructional and support costs. Consolidated instructional and support costs increased to $132.5 million, compared to $103.1 million in the same period in the prior year, principally due to the inclusion of instructional and support costs of CEC. Consolidated instructional and support costs as a percentage of revenues decreased to 54.8% in the third quarter of 2019 from 64.0% in the third quarter of 2018.
General and administration expenses. Consolidated general and administration expenses increased to $72.3 million in the third quarter of 2019 compared to $62.0 million in the prior year, principally due to the inclusion of general and administration expenses of CEC, as well as increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues decreased to 29.9% in the third quarter of 2019 from 38.5% in the third quarter of 2018.
Amortization of intangible assets. Amortization expense related to intangible assets acquired in the merger with CEC was $15.4 million in the third quarter of 2019 compared to $10.3 million in 2018.
Merger and integration costs. Merger and integration costs were $1.5 million in the third quarter of 2019 compared to $29.6 million in 2018, and reflect expenses for legal, accounting, integration support services and severance costs incurred in connection with the merger with CEC.
Impairment of intangible assets. In the three months ended September 30, 2018, we recorded a goodwill impairment loss of $11.1 million and an intangible asset impairment loss of $2.0 million based on an impairment analysis performed during the period related to the Company's acquisition of the New York Code and Design Academy.
Income (loss) from operations. Income from operations was $20.0 million in the third quarter of 2019 compared to a loss from operations of $57.1 million in the third quarter of 2018, principally due to the inclusion of a full quarter of CEC's results in our consolidated results of operations as well as higher revenues due to enrollment growth and lower merger related costs and impairment charges.
Other income. Other income increased to $3.2 million in the third quarter of 2019 compared to $1.1 million in the third quarter of 2018, as a result of the inclusion of $0.7 million of investment income from partnership interests acquired in the CEC merger and other investments, higher yields on money markets and marketable securities, and an increase in our cash balances. We had $250.0 million available under our amended revolving credit facility and no borrowings outstanding as of September 30, 2019.
Provision (benefit) for income taxes. Income tax expense was $6.6 million in the third quarter of 2019, compared to a benefit for income taxes of $3.2 million in the third quarter of 2018. Our effective tax rate for the quarter was 28.2%, compared to 5.8% for the same period in 2018. The tax rate in 2018 included certain nondeductible charges associated with the merger and for the impairment of NYCDA goodwill. The tax rate for both periods reflects favorable discrete adjustments, primarily related to tax windfalls recognized through share-based payment arrangements.
Net income (loss). Net income was $16.7 million in the third quarter of 2019 compared to net loss of $52.8 million in the third quarter of 2018 due to the factors discussed above.
Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Revenues. The increase in consolidated revenues compared to the same period in the prior year was primarily related to the inclusion of CEC revenue. In the Strayer University segment, revenues grew 12.0% to $384.8 million in the nine months ended September 30, 2019 from $343.6 million in the nine months ended September 30, 2018, primarily due to enrollment growth. Future enrollment and revenue growth may be impacted negatively by a recent change in the tuition benefits policy of one of Strayer University’s largest corporate partners. Capella University segment revenue was $337.4 million compared to $43.8 million in the prior year, which reflects activity after the completion of the CEC merger on August 1, 2018, and includes a $26.2 million purchase accounting reduction related to contract liabilities acquired in the merger. Non-Degree Programs segment revenues were $11.1 million in the nine months ended September 30, 2019, compared to $4.6 million in the nine months ended September 30, 2018. The increase in revenues for the nine month period was primarily attributable to incremental revenues generated from the operations of Hackbright, DevMountain, and Sophia Learning, which were acquired in the CEC merger.
Instructional and support costs. Consolidated instructional and support costs increased to $397.3 million in the nine months ended September 30, 2019 from $240.8 million in the nine months ended September 30, 2018, principally due to the inclusion of instructional and support costs of CEC. Consolidated instructional and support costs as a percentage of revenues decreased to 54.2% in the nine months ended September 30, 2019 from 61.4% in the nine months ended September 30, 2018.
General and administration expenses. Consolidated general and administration expenses increased to $204.8 million in the nine months ended September 30, 2019 from $125.5 million in the nine months ended September 30, 2018, principally due to the inclusion of general and administration expenses of CEC, as well as increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues decreased to 27.9% in the nine months ended September 30, 2019 from 32.0% in the nine months ended September 30, 2018.
Amortization of intangible assets. Amortization expense related to intangible assets acquired in the merger with CEC was $46.3 million in the nine months ended September 30, 2019 compared to $10.3 million for the same period in 2018.
Merger and integration costs. Merger and integration costs were $11.7 million in the nine months ended September 30, 2019 compared to $37.8 million in the nine months ended September 30, 2018, and reflect expenses for legal, accounting, integration support services and severance costs incurred in connection with the merger with CEC.
Impairment of intangible assets. In the nine months ended September 30, 2018 we recorded a goodwill impairment loss of $13.9 million and an intangible asset impairment loss of $5.4 million based on an impairment analysis performed during the period related to the Company's acquisition of the New York Code and Design Academy.
Income (loss) from operations. Income from operations was $73.3 million in the nine months ended September 30, 2019 compared to loss from operations of $41.6 million in the nine months ended September 30, 2018, principally due to the inclusion of CEC in our consolidated results of operations.
Other income. Other income increased to $10.7 million in the nine months ended September 30, 2019 compared to $1.8 million in the nine months ended September 30, 2018, as a result of the inclusion of $3.3 million of investment income from partnership interests acquired in the CEC merger and other investments, higher yields on money markets and marketable securities, and an increase in our cash balances. We had $250.0 million available under our amended revolving credit facility and no borrowings outstanding as of September 30, 2019.
Provision (benefit) for income taxes. Income tax expense was $31.4 million in the nine months ended September 30, 2019 compared to a benefit of $1.6 million in the nine months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019 was 37.4%, compared to 4.1% for the nine months ended September 30, 2018. The tax rate was unfavorably impacted by changes in previously deferred compensation arrangements, resulting in a discrete charge of $11.5 million during the first quarter of 2019 to reduce the Company's deferred tax asset related to these arrangements. This charge is offset by favorable adjustments related to tax windfalls recognized through share-based payment arrangements.
Net income (loss). Net income increased to $52.6 million in the nine months ended September 30, 2019 from net loss of $38.1 million in the nine months ended September 30, 2018 due to the factors discussed above.
Liquidity and Capital Resources
At September 30, 2019, we had cash, cash equivalents, and marketable securities of $457.1 million compared to $386.5 million at December 31, 2018 and $347.8 million at September 30, 2018. At September 30, 2019, most of our cash was held in demand deposit accounts at high credit quality financial institutions.
On August 1, 2018, the Company entered into an amended credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts. During the nine months ended September 30, 2019 and 2018, we paid unused commitment fees of $0.4 million and $0.3 million, respectively. We were in compliance with all applicable covenants related to the Amended Credit Facility as of September 30, 2019. We had no borrowings outstanding during each of the nine months ended September 30, 2019 and September 30, 2018.
Our net cash provided by operating activities for the nine months ended September 30, 2019 was $141.4 million, compared to net cash used in operating activities of $14.6 million for the same period in 2018. The increase in net cash from operating activities was largely due to the increase in income from operations following the merger with CEC, together with adjustments for non-cash charges for depreciation and amortization expense.
Capital expenditures were $27.8 million for the nine months ended September 30, 2019, compared to $16.0 million for the same period in 2018.
The Board of Directors declared a regular, quarterly cash dividend of $0.50 per share of common stock for each of the first three quarters of 2019. During the nine months ended September 30, 2019, we paid a total of $33.3 million in cash dividends on our common stock. For the nine months ended September 30, 2019, we did not repurchase any shares of common stock and, at September 30, 2019, had $70.0 million in repurchase authorization to use through December 31, 2019.
For the third quarter of 2019, bad debt expense as a percentage of revenue was 5.0% compared to 6.1% for the third quarter of 2018.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our revolving credit facility, will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at September 30, 2019 and 2018. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the nine months ended September 30, 2019 and 2018, we earned interest income of $8.0 million and $2.4 million, respectively.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2019, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
On August 1, 2018, the Company amended its prior credit facility to extend the maturity date of the revolving credit facility from July 2, 2020 to August 1, 2023, and to increase available borrowings from $150 million to $250 million, with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the revolving facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an aggregate amount of up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. We had no borrowings outstanding under the Amended Credit Facility as of September 30, 2019. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million revolving credit facility was utilized.
ITEM 4:   CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of September 30, 2019, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. On August 1, 2018, the Company completed its acquisition of Capella Education Company. As noted under Item 9A, Controls and Procedures, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Capella Education Company. See Note 3, Merger with Capella Education Company in the condensed consolidated financial statements appearing in Part I, Item 1 of this report for a discussion of the acquisition and related financial data. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. The Company is in the process of integrating Capella Education Company’s and the Company’s internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2019, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for our common stock repurchases was $70.0 million as of September 30, 2019, and is available for use through December 31, 2019.
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
None
Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS XBRL Instance Document
101.	SCH XBRL Schema Document
101.	CAL XBRL Calculation Linkbase Document
101.	DEF XBRL Definition Linkbase Document
101.	LAB XBRL Label Linkbase Document
101.	PRE XBRL Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: November 7, 2019