Form 10-K
period 2019-12-31
Strategic Education, Inc.
filed 2020-03-02
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: ☒  Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    ☐ Yes ☒ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.8 billion.
The total number of shares of common stock outstanding as of January 31, 2020 was 21,970,944

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2019 fiscal year) are incorporated by reference into Part III of this Annual Report.

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

•	rulemaking by the U.S. Department of Education (“Department of Education” or the “Department”) and increased focus by the U.S. Congress on for-profit education institutions;

•	competitive factors;

•	risks associated with the opening of new campuses;

•	risks associated with the offering of new educational programs and adapting to other changes;

•	risks associated with the acquisition of existing educational institutions;

•	risks related to the timing of regulatory approvals;

•	our ability to continue to implement our growth strategy;

•	the amount of the costs, fees, expenses, and charges related to our merger with Capella;

•	the risk that our merger with Capella may not advance the combined company’s business strategy and growth strategy;

•	the risk that the combined company may experience difficulty integrating Strayer’s and Capella’s employees or operations;

•	the potential diversion of our management’s attention resulting from our merger with Capella;

•	risks associated with the ability of our students to finance their education in a timely manner; and

•	general economic and market conditions.
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
References to “we,” “us,” “our,” "Strategic Education," "SEI" and the “Company” refer to Strategic Education, Inc., together with our consolidated subsidiaries, unless the context suggests otherwise.

Item 1.	Business
Overview
Strategic Education, Inc., a Maryland corporation formerly known as Strayer Education, Inc., is an education services company that seeks to provide the most direct path between learning and employment through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. The Company conducts its operations primarily through its wholly-owned subsidiaries, Strayer University and Capella University, both accredited post-secondary institutions of higher education. The Company’s operations also include certain non-degree programs, mainly focused on software and application development.
The Company generated net revenue of $997 million in 2019. For more information regarding our revenues, profits, and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.
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
As of December 31, 2019, our segments and wholly-owned subsidiaries consisted of the following:
Strayer University Segment
Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 77 physical campuses, predominantly located in the eastern United States, and online. Strayer University also offers an executive MBA online through the Jack Welch Management Institute (“JWMI”), which was acquired in December 2011. JWMI is a Top-25 Princeton Review-ranked online MBA program.
Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), one of the seven regional collegiate accrediting agencies recognized by the Department of Education. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students with flexibility and convenience. Strayer University, with its online offerings, attracts students from around the country and throughout the world.
Capella University Segment
Capella University is an online post-secondary education company that offers a variety of bachelor's, master's, and doctoral degree programs primarily delivered to working adults. Capella University’s program offerings span six primary disciplines: public service leadership; nursing and health sciences; psychology; business and technology; counseling and human services; and education.
Capella University was founded in 1993 and is accredited by the Higher Learning Commission, one of the seven regional collegiate accrediting agencies recognized by the Department of Education. Capella University focuses on master's and doctoral degrees, with 68% of its learners enrolled in a master’s or doctoral degree program. Its academic offerings are built with competency-based curricula and designed to demonstrate competencies through real-world, authentic assessments delivered in an online format that is both convenient and flexible.
Non-Degree Programs Segment
DevMountain is a software development school offering Web Development, iOS Development, and UX Design programs in person at DevMountain’s classrooms in Lehi, Utah, Dallas, Texas, and Phoenix, Arizona, and online.
Hackbright Academy (“Hackbright”) is a software engineering school for women offering accelerated software development programs, together with placement services and coaching. Hackbright’s programs are delivered in person through Hackbright’s classrooms in the San Francisco Bay Area.

Sophia Learning (“Sophia”) is an innovative company which leverages technology and high quality academic content to provide self-paced online courses eligible for transfer credit into over 2,000 colleges and universities.
Industry Background
The United States market for post-secondary education is large, fragmented, and competitive. According to the National Center for Education Statistics, the total number of post-secondary learners enrolled as of the fall of 2018 was 20.0 million, reflecting a 7.3% decrease from record enrollment in the fall of 2010. Approximately 1.2 million of these learners attended proprietary institutions. Controversy about the cost of higher education, under-employment of many college graduates, and persistent negative media coverage have caused some prospective students to question the value proposition of higher education. According to the National Student Clearinghouse Research Center, college enrollments in all higher education sectors declined 1.7% and 1.3% in the fall of 2018 and 2019, respectively. Enrollment at proprietary colleges declined 15.1% and 2.1% in the fall of 2018 and 2019, respectively. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”), and concerns about potential reductions in such funding also could negatively affect demand for higher education.
Notwithstanding weaker demand dynamics over the past few years, we believe that over time, demand for post-secondary education will increase as a result of demographic, economic, and social trends. The U.S. Census Bureau has reported that approximately 62.7 million adults over the age of 25 in the United States do not have more than a high school education, and approximately 35.4 million adults over the age of 25 have some college experience but have not completed a college degree. Other trends that could positively affect demand for our programs include:

•	increasing demand by employers for certain types of professional and skilled workers;

•	growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.7 million in 2019-2020, according to the National Center for Education Statistics;

•	the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education;

•	a number of initiatives underway to reduce the cost of a post-secondary education; and

•	continued demand from working adults for programs offered by regionally accredited institutions.
Competition
The post-secondary education market is highly competitive, with no private or public institution holding a significant market share. Strayer University and Capella University (the “Universities”) compete for students and learners primarily with traditional public and private degree-granting accredited colleges and universities, other proprietary degree-granting accredited schools, and alternatives to higher education. In addition, we face competition from various non-traditional, credit-bearing and noncredit-bearing education programs, provided by both proprietary and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence and colleges in states that offer various forms of “free college” programs. As online learning matures as a modality for education delivery across higher education, we believe that the intensity of the competition we face will continue to increase.
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
Company Strengths
The Company has a track record of providing practical and convenient education programs and solutions for working adults and employers. Through its merger with Capella Education Company on August 1, 2018 (“the Merger”), the Company retains the individual strengths of its two independently operated universities while creating a combined corporate and shared service platform that enables significant cost synergies and best practice sharing, both of which help us deliver significant benefits to students. We believe the following strengths position us to capitalize on the demand for post-secondary education:

•
Focus on Innovation. The Company values innovation and actively invests in the educational experience to improve student success and employment outcomes, while also addressing national challenges including the affordability of higher education and meeting the skill requirements of employers. Capella University’s competency-based learning infrastructure and direct assessment capabilities, and Strayer University’s video, simulation and content capabilities are examples of this drive to transform education delivery and learning by working adults. As a combined Company, both Universities can leverage these transformational capabilities.

•
Consistent operating history. Strayer University has been in continuous operation since 1892 and Capella University since 1991, and both have demonstrated an ability to operate consistently and grow profitably. The combined Company has continued this track record, with a broader, more diversified product offering, a balanced revenue mix, cost and revenue synergies, and greater scale.

•
Practical and diversified programs. We offer programs in practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students, learners and their current and prospective employers by regularly refining, updating, and adding to our portfolio of educational programs. The Company has a diversified program portfolio that includes Strayer University’s programs in business, including the Jack Welch Management Institute, accounting, economics and information technology, and Capella University’s competency-based programs in healthcare and counseling, as well as a robust doctoral portfolio. This program diversity will help the Company better meet the educational needs of students in the modern economy.

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

•
Attractive and convenient campus locations. Strayer University’s campuses are located in growing metropolitan areas, mostly in the Mid-Atlantic and Southern regions where there are large populations of adults with demographic characteristics similar to those of our typical students. The campuses are attractive and modern, offering conducive learning environments in convenient locations. In 2019, Capella University opened its first campus center, which provides local students of its online classes with a physical location to study and to meet with enrollment counselors and academic advisors. This physical campus center is unique in comparison to most online education programs and positions Capella University to support its online learners more effectively. Capella University opened its first co-located campus center with Strayer University in Augusta, Georgia and plans to open more campus centers in 2020 and beyond.

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

Company Strategy
Our goal is to be a leading innovator and provider of career-relevant and meaningful education programs that prepare students for advancement in their careers and professional lives, and promote economic mobility. We have identified the following strategic priorities as key to achieving our goal:

•
Improve student success — Our success depends on the success of our students. The more we focus on helping our students succeed, the more likely it is that we will succeed. In order to improve student success, we must continue to hire outstanding faculty, produce high quality academic content, and employ cutting edge technology that enables us to deploy faculty and content in increasingly efficient and effective ways.

•
Enhance student experience — Our students are predominately working adults who are furthering their education in order to advance their careers and professional lives. Our students are busy with work and family responsibilities that leave little time for other endeavors. Thus, we make every effort to make all interactions with our students productive, and we are constantly looking for ways to serve them better. This initiative includes leveraging technology, including artificial intelligence and automation, to improve student support in the areas of advising, tutoring, registration, campus and online technology, and administration. We measure our performance through student surveys and focus groups as well as through metrics like persistence, continuation, and return on student investment.

•
Address affordability — Recognizing that affordability is a significant factor in a prospective student’s decision to further his or her education, the Company has implemented various initiatives to make its programs more affordable. For example, through the Graduation Fund, introduced at Strayer University in late 2013, qualifying students enrolled in a bachelor’s degree program are eligible to receive one free course for every three courses successfully completed towards a bachelor’s degree. The free courses earned are redeemable in one’s final academic year. Additionally, Capella University’s FlexPath direct assessment model provides opportunity to drive affordability through the potential for lower tuition costs, reduced time to completion, and increased flexibility. Strayer University and Capella University have also instituted various other tuition reductions and scholarships. We continue to monitor and assess the impact of our affordability initiatives and explore other ways to make our offerings as affordable as possible. We have also begun to deploy more aggressive technology innovations, including artificial intelligence and automation, which enable us to lower our operating costs and thus improve our ability to support lower tuition. Our focus on affordability is further supported by the corporate-level efficiencies achieved through the Merger.

•
Establish new platforms for growth — We are constantly looking for new ways to leverage our existing resources and capabilities to grow. The Merger provided an opportunity to leverage best-in-class processes and practices to accelerate growth, and we believe we can expand benefits to our students and students of other institutions through opportunistic business combinations. In 2018, we launched SEI Ventures, which is a seed-stage venture fund that supports pioneering education tech start-ups focused on transformational technologies that improve student success. In addition to providing capital, the venture fund offers portfolio companies the opportunity to pilot technologies at both of our Universities and our coding boot camps, subject to compliance with applicable laws. We also continue to develop new programs and concentrations.

•
Build a high performing culture — In order to be a leading provider of educational services, we must have talented and motivated faculty and employees who are passionate about serving students. We strive to attract the best talent and then develop and retain them. We want to be known as an employer of choice and be a place where one can build a long-term career.

Strayer University
Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 77 physical campuses, predominantly located in the eastern United States, and online. Strayer University is accredited by the Middle States Commission, one of the seven regional collegiate accrediting agencies recognized by the Department. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students more flexibility and convenience.
Curriculum
Strayer University offers business, information technology, and professional curricula to equip students with specialized and practical knowledge and skills for careers in business, industry, and government. Academic leaders regularly review and revise Strayer University’s course offerings to improve its educational programs and respond to competitive changes in job markets. Strayer University regularly evaluates new programs and degrees to stay current with the needs of students and their employers.

As of December 31, 2019, Strayer University offered programs in the following areas:

Graduate Programs	Undergraduate Programs
Master of Business Administration (M.B.A.) Degree	Bachelor of Science (B.S.) Degree
Jack Welch Executive Master of Business Administration (M.B.A.) Degree	Accounting
Criminal Justice
Master of Education (M.Ed.) Degree	Information Technology
Master of Public Administration (M.P.A.) Degree	Bachelor of Business Administration (B.B.A.) Degree
Master of Science (M.S.) Degree	Accounting
Accounting	Acquisition and Contract Management
Health Services Administration	Entrepreneurship
Human Resource Management	Finance
Information Assurance	Health Services Administration
Information Systems	Hospitality and Tourism Management
Management	Human Resource Management
Management
Marketing
Project Management
Retail Management
Social Media Marketing
Joe Gibbs Performance Management
Bachelor of Applied Science in Management (B.A.S.M.) Degree
Associate in Arts (A.A.) Degree
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
Online
Strayer University has been offering courses online since 1997. Currently, all students taking classes online do so in the asynchronous format. Students may take all of their courses online or take online courses in combination with classroom-based courses. A student taking classes online has the same admission and financial aid requirements, is subject to substantially the same policies and procedures, and receives the same student services and support as a student taking their course on-campus. Tuition for online courses is the same as campus-based courses.

Faculty
Strayer University appoints faculty who hold appropriate academic credentials, are dedicated, active professionals in their field, and are enthusiastic and committed to teaching working adults. In accordance with Strayer University’s educational mission, Strayer University faculty members focus their efforts only on teaching and student support, and not on research and/or publishing. The normal course load for a full-time faculty member is five courses per quarter for each of three quarters, or 15 courses per academic year. Certain high performing faculty have been promoted into 10x teaching roles where they are provided with new technology and support resources that enable them to teach much larger class cohorts than was previously possible.
None of Strayer University's employees are a party to any collective bargaining or similar agreement. Strayer University provides financial support for faculty members seeking to enhance their skills and knowledge through a professional development funding program that reimburses eligible faculty and deans for continuing their education and completing courses, seminars, and various programs that enhance their current credentials and knowledge base to improve their content expertise. Full-time faculty (and all other full-time employees) receive a 100% discount for all Strayer University courses. Strayer University also conducts annual in-house faculty workshops in each discipline. We believe that Strayer University’s dedicated and capable faculty is one of the keys to its success.
Organization of Strayer University
Overall academic and business decisions of Strayer University, including review and approval of the annual financial budget, are directed by its Board of Trustees. The Board of Trustees consists of Dr. Charlotte F. Beason, Chairwoman, and currently eight other members. Strayer University’s By-Laws prescribe that a majority of members be independent from Strayer University and the Company to assure independent oversight of all academic programs and services. Of the nine members, six are independent. The Boards of the two Universities are independent of each other and have no overlapping members.
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
Student Profile
The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2019 fall quarter, approximately 61% were age 31 or older, and approximately 90% were engaged in part-time study (fewer than three courses each quarter for undergraduate students and fewer than two for graduate students).
In the 2019 fall quarter, Strayer University’s undergraduate students registered for an average of approximately two courses, and graduate students registered for an average of approximately one course.
Strayer University has a very diverse student population. At the beginning of the 2019 fall quarter, approximately 75% of students self-reporting their ethnicity were minorities, and approximately 72% of students were women. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of educational opportunities.

The following is a breakdown of Strayer University students by program level as of the 2019 fall term:

Program	Number of students	Percentage of total students
Bachelor’s	45,080	78%
Master’s	10,694	19%
Associate	1,608	3%
Total Degree	57,382	100%
Diploma	18	*
Graduate Certificate	67	*
Undeclared	71	*
Total Non-Degree	156	*
Total Students	57,538	100%
_______________________________________________________________________

*	Represents less than 1%.
Strayer University’s business is seasonal, and as a result, its quarterly results of operations tend to vary within the year due to student enrollment patterns. Enrollment generally is lowest in the third quarter, or summer term.
Student Admissions
Students attending Strayer University’s undergraduate programs must possess a high school diploma or a General Educational Development ("GED") Certificate. Students attending Strayer University’s graduate programs must have a bachelor’s degree from an accredited institution and meet certain other requirements. If a student’s undergraduate major varies widely from the student’s proposed graduate course of study, certain undergraduate prerequisite courses may also be necessary for admission. To maximize undergraduate students’ chances for academic success and to give them the support they need, Strayer University evaluates incoming students’ proficiency in fundamental English and math prior to the first quarter’s registration.
International students applying for admission must meet the same admission requirements as other students. Those students whose native language is not English must provide evidence that they are able to use the English language with sufficient facility to perform college-level work in an English-speaking institution.
Tuition and Fees
Strayer University charges tuition by the course. Tuition rates may vary in states with specific regulations governing tuition costs. Each course is 4.5 credit hours. As of January 1, 2020, undergraduate tuition is $1,480 per course. Undergraduate students who were previously enrolled at Strayer University are charged rates ranging from $1,480 to $1,775 per course. As of January 1, 2020, graduate students who were new to Strayer University after January 1, 2015 are charged at a rate of $2,490 per course, while other graduate students are charged at a rate of $2,365 per course. For the Jack Welch Management Institute, new students are charged at the rate of $3,850 per course. For some students who were previously enrolled in the Jack Welch Management Institute, tuition is charged at rates ranging from $2,580 to $3,650 per course. Under a variety of different programs and in connection with various corporate and government sponsorship and tuition reimbursement arrangements, Strayer University offers scholarships and tuition discounts to students. One of these programs, the Graduation Fund, offers a student in a bachelor’s program an opportunity to earn up to a 25% reduction of the tuition required for a degree. A new undergraduate student, who has no transfer credit, seeks to obtain a bachelor’s degree in four years, and is eligible for the Graduation Fund will pay on average approximately $11,000 per year in tuition.
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

Capella University
Capella University offers a variety of doctoral, master’s, and bachelor’s programs, primarily for working adults. Capella University focuses on master's and doctoral degrees, with 68% of its learners enrolled in a master’s or doctoral degree program. Capella University's academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult learners develop specific competencies they can apply in their workplace. At December 31, 2019, Capella University offered over 2,000 online courses and 53 degree programs with 128 graduate and undergraduate specializations. Capella University is accredited by the Higher Learning Commission, one of the seven regional collegiate accrediting agencies recognized by the Department of Education.
Curriculum

Capella University’s program offerings cover six disciplines: public service leadership; nursing and health sciences; psychology; business and technology; counseling and human services; and education. At December 31, 2019, Capella University offered 53 degree programs with 128 graduate and undergraduate specializations within these disciplines:

Public Service Leadership
Doctor of Philosophy in Criminal Justice	Master of Science in Emergency Management
Doctor of Philosophy in Emergency Management	Master of Public Administration (MPA)
Doctor of Emergency Management (DEM)	Master of Social Work (MSW)
Doctor of Public Administration (DPA)	Master of Social Work - Advanced Standing
Doctor of Social Work (DSW)	Bachelor of Science (BS) in Criminal Justice
Master of Science in Criminal Justice

Nursing and Health Sciences
Doctor of Health Administration (DHA)	Master of Science in Nursing (MSN)
General Health Administration	Care Coordination (FlexPath option available)
Health Care Leadership	Nursing Education (FlexPath option available)
Health Care Quality & Analytics	Nursing Informatics (FlexPath option available)
Health Policy and Advocacy	Nursing Leadership and Administration (FlexPath option available)
Doctor of Public Health (DrPH)	RN-to-MSN Care Coordination (FlexPath option available)
Doctor of Nursing Practice (DNP)	RN-to-MSN Nursing Education (FlexPath option available)
Master of Health Administration (MHA)	RN-to-MSN Nursing Informatics (FlexPath option available)
General Health Administration (FlexPath option available)	RN-to-MSN Nursing Leadership and Administration (FlexPath option available)
Health Care Informatics (FlexPath option available)
Health Care Leadership (FlexPath option available)	Bachelor of Science in Health Care Administration
Health Care Operations	Health Information Management (FlexPath option available)
Master of Public Health (MPH)	Leadership (FlexPath option available)
Bachelor of Science (BS) in Public Health
Bachelor of Science in Nursing (BSN) (FlexPath option available)

Psychology
Doctor of Philosophy in Psychology	Master of Science in Psychology
Behavior Analysis	Applied Behavior Analysis
Developmental Psychology	Child and Adolescent Development (FlexPath option available)
Educational Psychology	Educational Psychology (FlexPath option available)
General Psychology	General Psychology (FlexPath option available)
Industrial/Organizational Psychology	Industrial/Organizational Psychology (FlexPath option available)
Doctor of Psychology (PsyD)	Sport Psychology (FlexPath option available)
Clinical Psychology	Bachelor of Science in Psychology
Doctor of Psychology (PsyD) in School Psychology	General Psychology (FlexPath option available)
Master of Science in Clinical Psychology	Bachelor of Science in Psychology Pre-Counseling
Applied Research
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
Information Assurance and Cybersecurity (FlexPath option available)
Project Management (FlexPath option available)
Software Development

Counseling and Human Services
Doctor of Human Services (DHS)	Master of Science in Human Services
Advanced Program Evaluation and Data Analytics	Leadership and Organizational Management
Leadership and Organizational Management	Program Evaluation and Data Analytics
Doctor of Philosophy in Human Services	Social and Community Services
Multidisciplinary Human Services	Master of Science in Marriage and Family Counseling/Therapy
Social and Community Services	General Marriage and Family Counseling/Therapy
Doctor of Philosophy in Advanced Studies in Human Behavior	Master of Science in Clinical Mental Health Counseling
General Advanced Studies in Human Behavior	Master of Science in School Counseling
Doctor of Philosophy in Counselor Education and Supervision
Master of Science in Addiction Studies

Education
Doctor of Education (EdD)	Doctor of Philosophy in Education (PhD)
Adult Education	Curriculum and Instruction
Curriculum and Instruction	Instructional Design for Online Learning
Educational Leadership	Leadership in Educational Administration
Performance Improvement Leadership	Leadership for Higher Education
Reading and Literacy	Nursing Education
Education Specialist (EdS)	Post-secondary and Adult Education
Curriculum and Instruction	Special Education Leadership
Leadership in Educational Administration	Master of Science in Education Innovation and Technology
Personalized and Competency-Based Instruction	Competency-Based Instruction
Reading and Literacy	General Educational Technology
Teacher Leader in Digital Transformation	Instruction in the 1:1 Environment
Teacher Leader in K-12 Studies	Personalized Learning
Master of Science in Higher Education	Professional Growth and Development
Adult Education	Master of Education (MEd) in Teaching and Learning (FlexPath option available)
Higher Education Leadership and Administration
Integrative Studies
Master of Science in Education
Curriculum and Instruction
Early Childhood Education
Early Childhood Education Studies
English Language Learning and Teaching
Instructional Design for Online Learning
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
Organization of Capella University
Overall academic and business decisions of Capella University, including review of the annual financial budget, are directed by its Board of Trustees. The Board of Trustees consists of Dr. Eric Jolly, Chairman, and currently eleven other members. Capella University’s By-Laws prescribe that a majority of members be independent from Capella University and the Company to provide independent oversight of all academic programs and services. Of the twelve members, nine are independent.
Within the academic, strategic and financial parameters set by the Board of Trustees, Capella University is managed on a daily basis by the Capella University President. The President is charged with the responsibility of overseeing the implementation of the policies established by the Board of Trustees and is supported in this function by senior administrative officers, including the Chief Academic Officer and Vice President of Academic Affairs of Capella University. The majority of Capella University’s operations are centralized within the President’s Office or Capella University’s senior administrative staff offices.
Outreach
Capella University engages in a range of relationship-based marketing activities to build the Capella brand, differentiate it from other educational providers, increase awareness and consideration with prospective learners, generate inquiries for enrollment, and stimulate referrals from current learners and graduates. These marketing activities may include Internet, television, print, radio, email, social media, and direct mail advertising campaigns. Other marketing activities include supportive outreach to current learners, participation in seminars and trade shows, and development of key marketing relationships with corporate, healthcare, armed forces, government, and educational organizations. Online advertising (display, social, mobile, search, and through aggregators) currently generates the largest volume of inquiries from prospective learners.
Student Profile
As of December 31, 2019, Capella University enrollment was 39,220 learners. Of the Capella University learners, approximately 81% were female, and approximately 50% were people of color. Capella University’s learner population is geographically distributed primarily throughout the United States.
The following summarizes Capella University learners as of December 31, 2019:

Program	Number of learners	Percentage of total learners
Doctoral	8,503	22%
Master's	18,295	47%
Bachelor's	11,419	29%
Other	1,003	2%
Total	39,220	100%

Student Admissions
Capella University’s admission process is designed to offer access to prospective learners who seek the benefits of a post-secondary education while providing feedback to learners regarding their ability to complete their chosen program successfully. Prior to the first course in their program of study, learners are generally required to complete an orientation to online education and a skills assessment, the results of which help develop an understanding of the specific needs and readiness of each individual learner. Learners must successfully complete the first course in their program of study to continue their education.
Learners enrolling in bachelor’s programs must have a high school diploma or a GED and demonstrate competence in writing and logical reasoning during the first course of their program of study. Additionally, applicants to undergraduate programs who do not have transferable credits from an accredited higher education institution are required to pass assessments in writing and reading prior to acceptance into the program. Learners enrolling in graduate programs must have the requisite undergraduate academic degree from an accredited institution and a specified minimum grade point average. In addition to standard admission requirements, Capella University requires applicants to some programs to provide additional application material and information and/or interview with and be approved by faculty.
Tuition and Fees
Capella University's overall tuition rates vary by discipline, length of program, and degree level.
Learners in the GuidedPath credit hour programs are charged tuition on a per course or per term basis. Per course prices vary by discipline, number of credit hours, and degree level. Per course prices for bachelor's level GuidedPath credit hour programs ranged from approximately $1,100 to $2,500 for the 2019-2020 academic year (the academic year that began in July 2019), and from approximately $1,000 to $2,400 for the 2018-2019 academic year (the academic year that began in July 2018). Per course prices for master's level GuidedPath credit hour programs ranged from approximately $1,700 to $3,300 for both the 2019-2020 academic year and the 2018-2019 academic year. Per course prices for doctoral level GuidedPath credit hour programs ranged from approximately $2,500 to $4,300 for the 2019-2020 academic year and from $2,400 to $4,700 for the 2018-2019 academic year.
Learners in select doctoral programs are charged tuition at a fixed quarterly amount, regardless of the number of courses for which the learner registers. Quarterly tuition rates ranged from approximately $4,400 to $4,900 per quarter for the 2019-2020 academic year and from $4,300 to $4,900 per quarter for the 2018-2019 academic year.
Tuition for FlexPath master's and bachelor's programs is priced at a flat, fixed amount for each 12-week subscription period. There is no maximum course load during each subscription period; however, a maximum of two FlexPath courses can be taken at any one time. Tuition for bachelor's level FlexPath programs ranged from $2,500 to $3,200 per 12-week subscription period in the 2019-2020 academic year, and from $2,400 to $3,000 per 12-week subscription period in the 2018-2019 academic year. Tuition for master's level FlexPath programs ranged from $2,400 to $2,800 per 12-week subscription period for the 2019-2020 academic year and from $2,300 to $2,700 per 12-week subscription period for the 2018-2019 academic year.
“Other” in the preceding enrollment table primarily includes learners enrolled in certificate programs. Learners in credit hour certificate programs are charged tuition on a per course basis, which varies by discipline and the number of credit hours. Per course prices for certificate programs ranged from approximately $1,100 to $4,500 for the 2019-2020 academic year and from $1,000 to $4,400 for the 2018-2019 academic year. Tuition for FlexPath certificate programs was $2,750 per 12-week subscription period for the 2019-2020 academic year and ranged from $2,100 to $2,700 per 12-week subscription period for the 2018-2019 academic year.
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
Capella University offers scholarships and tuition discounts, under a variety of different programs, to members of the armed forces and in connection with various corporate, healthcare, federal and educational marketing relationships, for example:

•
U.S. armed forces relationships and discount program available to all members of the U.S. armed forces, including active duty members, veterans, National Guard members, reservists, civilian employees of the Department of Defense and immediate family members of active duty personnel.

•	Corporate, healthcare and federal relationships with more than 500 large and mid-size organizations.

•
Educational relationships that encourage graduates of nearly 300 community colleges to enroll in Capella University undergraduate programs and faculty and administrators to enroll in Capella University graduate programs.

As of December 31, 2019, approximately 31% of Capella University learners received a discount in connection with these programs.
Throughout the past several years, Capella University expanded and refined its offering of learner success scholarships under a variety of different programs to promote affordability and encourage learners to remain enrolled. Learners must meet admission requirements and enroll and apply within certain timeframes to receive the scholarships, which are generally awarded over a period of four to eight consecutive quarters. As of December 31, 2019, approximately 15% of Capella University learners were awarded a scholarship.
Career Development Services
Career counseling, job search advising, and career management support is provided by staff to all Capella University learners and alumni. Capella University career counselors interact with learners and alumni via email, telephone, and online seminars to assist with career-related activities such as resume development; curriculum vitae and cover letter development; interview preparation; effective job search strategies; and career advancement efforts. The Career Center’s online iGuide resources help learners gather occupational information and trends, access job postings and view sample job search documents. Counselors also assist with prospective learners’ selection of the Capella University program and specialization that best suits their professional aspirations.
Non-Degree Programs
The Company’s Non-Degree Programs are provided by DevMountain, Hackbright, and Sophia. These programs provide workers and their employers with access to courses and trainings focused on software development, general education and other high demand job-ready skills over a shorter time period as compared to the degree programs.
In the fall of 2019, DevMountain was merged into Strayer University and thus now falls under its regulatory purview. DevMountain is a software development school with locations in Lehi, Utah; Dallas, Texas; and Phoenix, Arizona. DevMountain’s primary offerings are on-site, 12-week immersive programs in Web Development, iOS Development, and UX Design. The programs include instructor-led sessions, guest lectures, presentations and learning activities in the mornings, followed by afternoon labs and group projects. Throughout the program and beyond course hours, learners have access to DevMountain’s dedicated student success and employer relations teams as well as instructors and mentors. DevMountain does not participate in Title IV programs.
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
Sophia is an innovative company which leverages technology and high quality academic content to provide self-paced online courses eligible for transfer credit into over 2,000 colleges and universities. Sophia does not participate in Title IV programs.
Employees
As of December 31, 2019, Strategic Education, Inc. had a total of 3,076 full-time employees, including 411 full-time faculty members and 2,665 non-faculty staff. Full-time faculty members teach on average 4-5 courses per quarter. The balance of classes are taught by adjunct faculty who normally teach 1-2 courses per academic quarter. Although we had approximately

2,440 adjunct faculty throughout the year, not all of them teach every quarter. In the 2019 fall quarter, approximately 25% of our courses were taught by full-time faculty. Because we are not research universities, all faculty members are expected to spend their time teaching and advising students. In addition to our faculty, our non-faculty staff, including 153 part-time employees, serve in the areas of information systems, financial aid, recruitment and admissions, student administration, marketing, human resources, corporate accounting, and other administrative functions.
Information About Our Executive Officers
For a description of Strategic Education, Inc.’s senior management, see the biographical information set forth in Item 10 below, which is incorporated herein by reference.
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
Regulation
Regulatory Environment
As regionally accredited institutions of higher education operating in multiple jurisdictions, Strayer University and Capella University are subject to accreditation rules and varying state licensing and regulatory requirements. In addition, the Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various Title IV programs, including Strayer University and Capella University, to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the institutional accrediting agencies recognized by the U.S. Secretary of Education (“Secretary of Education”); (2) state education regulatory bodies; and (3) the federal government through the Department of Education. Our business activities are planned and implemented to achieve compliance with the rules and regulations of the state, regional and federal agencies that regulate our activities. We have established regulatory compliance and management systems and processes under the oversight of our Chief Financial Officer and our General Counsel that are designed to meet the requirements of this regulatory environment. The regulations, standards, and policies of these regulatory agencies are subject to frequent change. Hackbright Academy is subject to certain state regulatory requirements, but is not accredited and does not participate in Title IV programs.
We cannot predict the actions that the Administration, Congress, accreditors, or states may take or their effect on Strayer University, Capella University, or the Company. Among other things, Congress may reauthorize the Higher Education Act and adopt, repeal or amend other legislation affecting higher education institutions. Congress or the Administration may also delay, block, modify, or eliminate certain Title IV and other regulations applicable to higher education institutions, or the Administration may promulgate new regulations via a negotiated rulemaking process, or otherwise. In addition, the Administration may interpret, apply, and enforce Title IV and other regulations in a manner different from past guidance and practice.
Department of Education
To be eligible to participate in Title IV programs, Strayer University and Capella University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it is physically located and maintain institutional accreditation by a recognized accrediting agency, as discussed below. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. For purposes of Title IV programs, Strayer University and all of its campuses are considered a single institution of higher education, such that

Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. Capella University is also considered to be a single institution of higher education. On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021. As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022.
Accreditation
Accreditation is a system for recognizing educational institutions and programs for integrity, educational quality, faculty, physical resources, administrative capability, and financial stability that signifies that they merit the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, conduct peer-review evaluations of institutions and programs, and publicly designate those institutions and programs that meet their standards. Accredited institutions or programs are subject to periodic review by accrediting bodies to determine whether such institutions or programs continue to maintain the performance, integrity, and quality required for accreditation. If an institution’s or program’s performance does not meet its accrediting agency’s (or other regulator’s) expectations or applicable standards, then its operations may be conditioned or severely constrained, or the institution’s accreditation may be withdrawn, depending on the severity of the noncompliance.
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
In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Secretary of Education. On November 1, 2019, after a negotiated rulemaking and public comment process, the Department of Education amended its regulations governing the recognition of accrediting agencies, effective July 1, 2020. The final regulations revise in some respects the Department’s process for recognition and review of accrediting agencies, the criteria used by the Department to recognize accrediting agencies, and Department’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs. For example, the rule allows accreditors to have alternative standards, policies, and procedures in the interest of innovation or to address undue hardship to students, provided certain criteria are met. These and other changes may affect the accrediting agencies’ treatment of the institutions under their jurisdiction.
The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. NACIQI reviewed Middle States at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. NACIQI also reviewed the Higher Learning Commission at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. The Secretary subsequently accepted NACIQI’s recommendation and extended the accreditors’ recognition. If an institutional accreditor loses recognition by the Secretary of Education, an institution may be allowed to continue its participation in Title IV programs on a provisional basis for a period not to exceed 18 months to allow the institution to seek accreditation from another recognized accrediting agency. An institution that does not become accredited by another recognized accreditor within 18 months will lose Title IV eligibility.
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

Beginning in 2013, Middle States undertook a review of its accreditation standards and, in June 2014, approved revised accreditation standards, with subsequent editorial clarifications. The new standards are effective for all institutions that had self-studies due beginning with the 2017-2018 academic year.
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
In addition to institutional accreditation, Strayer University has obtained specialized or programmatic accreditation, or professional recognition, from the following organizations for specific programs: the Accreditation Council for Business Schools and Programs (“ACBSP”), the Society for Human Resource Management (“SHRM”), the National Security Agency’s Committee on National Security Systems, and the Teacher Education Accreditation Council (“TEAC”), which consolidated with the National Council for Accreditation of Teacher Education to form the Council for the Accreditation of Educator Preparation (“CAEP”). The baccalaureate degree program in nursing at Strayer University is accredited by the Commission on Collegiate Nursing Education (“CCNE”).
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
The Higher Learning Commission is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, the Higher Learning Commission in August 2016 adopted policy changes which include giving the Commission more discretion to designate institutions to be in "financial distress” or under "government investigation.” Receipt of these designations could affect future accreditation status and eligibility for Title IV aid under the Department of Education’s new “financial responsibility” triggers. While the Company believes its strong reputation and compliance record will continue to place Capella University in favorable standing under the new policy, there is sufficient breadth and discretion within the policy such that government investigation, litigation, or financial or other circumstances could result in an impact to our business from the application of the policies. In addition, the Higher Learning Commission enacted policy changes, effective September 1, 2019, that mandated certain recruitment, admissions and related institutional practices, as well as guidelines for shared services relationships that took effect immediately.
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

Shared Services Agreements
As part of the Merger, Strategic Education, Inc. entered into shared services agreements with both Universities to provide certain services, including but not limited to finance, legal, human resources, information technology, financial aid, and marketing. The services are governed by Master Services Agreements, which provide, among other things, for oversight of the services by the governing board of each University. The Company continues to look for additional opportunities to provide shared services to the two Universities, and believes that the agreements meet all regulatory and accreditation standards, including the Higher Learning Commission policy discussed above.
State Education Licensure
Licensure of Physical Campuses
The Higher Education Act and certain state laws require Strayer University and Capella University to be legally authorized to provide educational programs in the states in which the Universities are physically located or otherwise have a physical presence as defined by the state. Strayer University is authorized to offer programs by the applicable educational regulatory agencies in all states where Strayer’s physical campuses are located. Strayer University is dependent upon the authorization of each state where Strayer is physically located to allow the University to operate and to grant degrees, diplomas, or certificates to students in those states. Strayer University is subject to extensive regulation in each jurisdiction in which campuses are located, including in 2019: Alabama, Arizona, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Washington, D.C.
Capella University is registered as a private institution with the Minnesota Office of Higher Education (“MOHE”) pursuant to Minnesota Statute sections 136A.61-131A.71, as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota, and as required by the Higher Education Act to participate in Title IV programs. In 2019, Capella University was also authorized to operate in Georgia.
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
Hackbright Academy is licensed to operate in the State of California by the Bureau for Private Post-secondary Education (“BPPE”). DevMountain programs are approved in Utah, Texas and Arizona. In the fall of 2019, DevMountain was merged into Strayer University and thus now falls under its regulatory purview.
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
On December 19, 2016, the Department issued final regulations addressing state authorization of distance education, which became effective on May 26, 2019. These regulations include, among other things, the requirement that an institution offering Title IV-eligible distance education or correspondence courses be authorized by each state in which enrolled students reside, if such authorization is required by the state. Institutions may obtain such authorization directly from the state or (except in California) through a state authorization reciprocity agreement. A state authorization reciprocity agreement is defined as an agreement between two or more states that authorizes an institution located and legally authorized in a state covered by the agreement to provide post-secondary education through distance education or correspondence courses to students in other states covered by the agreement and does not prohibit a participating state from enforcing its own laws with respect to higher education. The regulations also require institutions to document the state process for resolving complaints from students enrolled in programs offered through distance education or correspondence courses for each state in which such students reside.

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
On November 1, 2019, the Department released final regulations on accreditation and state authorization of distance education, which are scheduled to become effective July 1, 2020. The rules maintain the requirement from the 2016 rule that institutions offering post-secondary education through distance education or correspondence courses to students located in a state in which the institution is not located must meet state requirements in that state or participate in a state authorization reciprocity agreement. In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements. An institution must also provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located, or if the institution has not determined whether the program meets such requirements for a given state. Whereas the disclosure requirements in the 2016 rule apply only to distance education programs, the disclosure requirements in the 2019 rule apply to both campus-based and online programs. The Department has announced that institutions may in their discretion implement early the regulations relating to state authorization and institutional information disclosures but neither University chose to do so.
Beginning July 1, 2017, California required out-of-state private post-secondary educational institutions that offer distance education to California residents to register with the Bureau for Private Postsecondary Education. Strayer University and Capella University have filed BPPE registration applications and received confirmation of the registration.
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
SARA is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state, while also facilitating more effective and efficient oversight and monitoring processes nationally for the benefit of states and institutions. On March 6, 2015 and December 2, 2016, respectively, Capella and Strayer Universities became participants in SARA. As participants in SARA, the Universities may offer online courses and other forms of distance education to students in any participating SARA state in which the Universities do not have a physical location or a physical presence as defined by the state without having to seek any new state institutional approval beyond their home states (Minnesota and Washington, D.C., respectively). The Universities’ home states, in turn, will continually monitor the institutions’ compliance with SARA standards. With this initiative, the Universities will be able to expand distance education offerings with increased consistency and ease. The only state that does not now participate in SARA is California.
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
Under the Post-9/11 Veterans Educational Assistance Act of 2008 (as amended), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of $24,477 for non-public domestic institutions for 2019-2020. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend of $895 per month, half the amount available to students attending certain classroom-based programs or programs that combine classroom learning and distance learning.

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
Strayer University and Capella University participate in DOD military tuition assistance programs under a Memoranda of Understanding (“MOU”). Strayer University’s current MOU was executed on September 5, 2019. Capella University’s current MOU was executed on September 26, 2019. Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the DOD military tuition assistance programs. Under the Memorandum of Understanding, the Universities agree to comply with DOD rules and procedures regarding the receipt of tuition assistance on behalf of active duty military personnel (and qualifying family members) in attendance at the University.
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
Provisional Certification
In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for up to three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement, which typically require approval by the Department of Education for establishment of an additional location, increase in the level of academic offering, and addition of any educational program (including degree, non-degree, or short-term training programs) before awarding or disbursing Title IV aid to students enrolled at such a location or in such a program. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education revoke eligibility during the provisional period, the institution may request reconsideration and the Secretary of Education’s decision whether or not revocation is warranted constitutes final agency action. Strayer University is operating under full certification. Consistent with standard procedure following a change of control, Capella University is operating under provisional certification with no conditions other than the customary conditions described above.
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

•
Transfer the institution from the Department of Education’s advance system of receiving Title IV program funds to a cash monitoring or reimbursement system, under which an institution must disburse its own funds to learners and document the learners’ eligibility for Title IV program funds before receiving such funds from the Department of Education;

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
Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. For both of the Universities, the Department evaluates financial responsibility at the parent level, based on review of SEI’s financial statements. We have applied the financial responsibility standards to our financial statements as of and for the year ended December 31, 2019, and based on our calculated composite score and other relevant factors, we believe we meet the Department of Education’s financial responsibility standards.
On November 1, 2016, the Department of Education released a new regulation, under which an institution may no longer be considered financially responsible if one or more of a list of “triggering events” occurs. The Department of Education will automatically determine that an institution is not financially responsible if, among other things, the institution receives certain warnings from the SEC, fails to file required reports in a timely manner, or has a cohort default rate of 30% or greater for each of the two most recent official calculations. The Department of Education will also determine that an institution is not financially responsible if certain triggering events, such as a lawsuit against the institution, an accrediting agency’s requirement that the institution submit a teach-out plan, or potential loss of Title IV eligibility for gainful employment programs, result in the institution’s recalculated composite score to be less than 1.0. The Department of Education may also invoke certain

“discretionary” triggering events, such as citation by a state agency or accrediting agency for failure to satisfy the agency’s standards, to determine that an institution is not financially responsible. An institution determined not to be financially responsible because of one or more triggering events may be required to issue an irrevocable letter of credit for not less than 10% of the Title IV funds received by the school for the most recently completed fiscal year and/or will be issued a Provisional Program Participation Agreement. The Department announced a series of delays to the implementation of the regulation until July 1, 2019, but following a judge’s decision in related litigation, the regulations went into effect as of October 16, 2018.
On August 30, 2019, as part of the final Borrower Defense to Repayment (“BDTR”) regulations, the Department of Education made changes to the financial responsibility requirements, including establishing a more limited set, as compared to the 2016 rule, of mandatory and discretionary triggering events that have, or could have, a materially adverse impact on the institution’s financial condition and therefore warrant financial protection. The 2019 rule left intact the consequences of the triggering events under the 2016 rule. The 2019 rule further updates the definitions of terms used to calculate an institution’s composite score and otherwise amends the composite score methodology to reflect changes in Financial Accounting Standards Board (“FASB”) accounting standards pertaining to new leases. The financial responsibility changes are effective July 1, 2020.
Student Loan Defaults
The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or FFEL Program loan during that year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2019, the Department of Education issued cohort default rates for federal fiscal year 2016.
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
Strayer University and Capella University’s official three-year cohort default rates for 2014, 2015, and 2016, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

	Strayer University	Capella University	National Average Proprietary Institutions
2016	10.4%	6.8%	15.2%
2015	10.6%	6.5%	15.6%
2014	13.2%	6.9%	15.5%
As part of the Universities’ compliance programs related to the cohort default rate, Strayer University and Capella University provide entrance and exit counseling to their students and engage the services of third parties to counsel students once they are in repayment status regarding their repayment obligations.

The 90/10 Rule
A requirement of the Higher Education Act, commonly referred to as the 90/10 Rule, applies only to proprietary institutions of higher education, which include Strayer University and Capella University. Under this rule, a proprietary institution is prohibited from deriving more than 90% of its revenues (as revenues are computed under the Department of Education’s methodology) from Title IV funds on a cash accounting basis (except for certain institutional loans) for any fiscal year.
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
Using the statutory formula, Strayer University derived approximately 79.0% of its cash-basis revenues from Title IV program funds in 2018. Capella University derived approximately 73.5% of its cash-basis revenues from Title IV program funds in 2018. Our computation for 2019 has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.
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
Restrictions on Incentive Compensation
As a part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act and Title IV regulations, the institution may not provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or awarding financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid-awarding activity. The rule applies to all institutional employees and service providers who are engaged in or responsible for any student recruitment or admission activity or making decisions regarding the award of financial aid. The Department of Education has interpreted the regulation not to apply to certain high-level employees, including senior managers and executive level employees who are involved only in the development of policy and do not engage in individual student contact. Merit-based adjustments to covered employees' compensation may be made if they are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid.
Failure to comply with the incentive payment rule could result in loss of certification to participate in federal student financial aid programs, limitations on participation in the federal student financial aid programs, or financial penalties. In June 2015, the Department of Education announced in a memorandum that it would revise its approach to measuring damages for noncompliance with the incentive payment prohibition. The memorandum stated that the Department of Education would calculate the amount of institutional liability based on the cost to the Department of the Title IV funds improperly received by the institution, including the cost to the Department of all Title IV funds received by the institution over a period of time if those funds were obtained through implementation of a policy or practice in which students were recruited in violation of the incentive payment prohibition. We believe we are in compliance with the regulation.
Gainful Employment
Under the Higher Education Act, a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. On October 31, 2014, the Department of Education published final regulations related to gainful employment. The regulation went into effect on July 1, 2015 (“2015 Regulations”), with the exception of new disclosure requirements, which generally went into effect January 1, 2017, although some portions of those requirements were delayed until July 1, 2019.

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
In addition, a program that did not pass either of the debt-to-earnings metrics and had an annual income rate between 8% and 12% or a discretionary income rate between 20% and 30% was considered to be in a warning zone. A program failed if the program’s graduates had an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program became Title IV-ineligible for three years if it failed both metrics for two out of three consecutive years or failed to pass at least one metric for four consecutive award years.
On January 8, 2017, Strayer and Capella Universities received their final 2015 debt-to-earnings measures. None of their programs failed the debt-to-earnings metrics. Two active Strayer University programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, were “in the zone,” and one active Capella University program, the Masters of Science in Marriage and Family Counseling/Therapy, was “in the zone.” Each of those three programs remained fully eligible. The Department has not yet released any subsequent debt-to-earnings measures.
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
If the Title IV funds are not returned in a timely manner, an institution may be subject to adverse action, including being required to submit an irrevocable letter of credit equal to 25% of the funds the institution should have returned in its most recently completed fiscal year. If late returns of Title IV program funds constitute 5% or more of students sampled in the institution’s annual compliance audit for either of its two most recently completed fiscal years, an institution generally must submit such a letter of credit payable to the Secretary of Education.
Misrepresentation
Under the Higher Education Act, the Department of Education may impose various sanctions, including a fine or suspension or termination of an institution’s participation in Title IV programs, if it engages in substantial misrepresentation of the nature of its educational program, its financial charges, or the employability of its graduates. The Department’s related regulations, which took effect July 1, 2011, set forth the types of activities that constitute misrepresentation and describe the adverse actions that the Department of Education may take if it finds that an institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution engaged in substantial misrepresentation. The rule specifies the types of statements that can subject the institution to liability for misrepresentation, as well as the nature and form of misleading statements.

As part of the Department’s 2016 promulgation of the Borrower Defenses to Repayment regulation, the Department changed the definition of misrepresentation for Title IV regulations to include any statement that “has the likelihood or tendency to mislead under the circumstances.” The newly expanded definition also includes “any statement that omits information in such a way as to make the statement false, erroneous, or misleading.” This regulation was published on November 1, 2016 and, after a series of delays, went into effect as of October 16, 2018.
On August 30, 2019, the Department released final Borrower Defense to Repayment regulations that included a new definition of “misrepresentation,” which is effective July 1, 2020. The final rule defines a “misrepresentation” as: a statement, act, or omission by an eligible school to a borrower (a) that is false, misleading, or deceptive, (b) that was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, and (c) that directly and clearly relates to either (1) enrollment or continuing enrollment at the institution, or (2) the provision of educational services for which the loan was made.
Borrower Defenses to Repayment
Pursuant to the Higher Education Act and following negotiated rulemaking, on November 1, 2016, the Department of Education released a final regulation specifying the acts or omissions of an institution that a borrower may assert as a defense to repayment of a loan made under the Direct Loan Program and the consequences of such borrower defenses for borrowers, institutions, and the Secretary of Education (the “2016 BDTR Rule”). Under the 2016 BDTR Rule, for Direct Loans disbursed after July 1, 2017, a student borrower may assert a defense to repayment if: (1) the student borrower obtained a state or federal court judgment against the institution; (2) the institution failed to perform on a contract with the student; and/or (3) the institution committed a “substantial misrepresentation” on which the borrower reasonably relied to his or her detriment.
These defenses are asserted through claims submitted to the Department of Education, and the Department has the authority to issue a final decision. In addition, the regulation permits the Department to grant relief to an individual or group of individuals, including individuals who have not applied to the Department seeking relief. If a defense is successfully raised, the Department has discretion to initiate action to collect from an institution the amount of losses incurred based on the borrower defense. The 2016 BDTR Rule also amends the rules concerning discharge of federal student loans when a school or campus closes and prohibits pre-dispute arbitration agreements and class action waivers for borrower defense-type claims. On January 19, 2017, the Department of Education issued a final rule, updating the hearing procedures for actions to establish liability against an institution of higher education and establishing procedures for recovery proceedings under the borrower defense regulations. Several times between June 2017 and February 2018, the Department of Education announced delays until July 1, 2019 of implementation of certain portions of the 2016 BDTR Rule, including those portions of the regulations that establish a new federal standard and a process for determining whether a Direct Loan borrower has a defense to repayment of a Direct Loan based on an act or omission of an institution. However, in October 2018, a judge denied a request to delay implementation of portions of the regulations, and as a result the 2016 BDTR Rule went into effect as of October 16, 2018.
On September 23, 2019, the Department published final Borrower Defense to Repayment regulations (the “2019 BDTR Rule”), which will govern borrower defense to repayment claims in connection with loans first disbursed on or after July 1, 2020. The 2016 BDTR Rule continues to apply in the interim. Under the 2019 BDTR Rule, an individual borrower can assert a defense to repayment and be eligible for relief if she or he establishes, by a preponderance of the evidence, that (1) the institution at which the borrower enrolled made a misrepresentation of material fact upon which the borrower reasonably relied in deciding to obtain a Direct Loan or a loan repaid by a Direct Consolidation Loan; (2) the misrepresentation directly and clearly related to the borrower’s enrollment or continuing enrollment at the institution or the institution’s provision of education services for which the loan was made; and (3) the borrower was financially harmed by the misrepresentation. The Department will grant forbearance on all loans related to a claim at the time the claim is made.
The 2019 BDTR Rule defines “financial harm” as the amount of monetary loss that a borrower incurs as a consequence of a misrepresentation. The Department will determine financial harm based upon individual earnings and circumstances, which must include consideration of the individual borrower’s career experience subsequent to enrollment and may include, among other factors, evidence of program-level median or mean earnings. “Financial harm” does not include damages for nonmonetary loss, and the act of taking out a Direct Loan, alone, does not constitute evidence of financial harm. Financial harm also cannot be predominantly due to intervening local, regional, national economic or labor market conditions, nor can it arise from the borrower’s voluntary change in occupation or decision to pursue less than full-time work or decision not to work. The 2019 BDTR Rule contains certain limitations and procedural protections. Among the most prominent of these restrictions, the regulation contains a three-year limitation period of claims, measured from the student’s separation from the institution, does not permit claims to be filed on behalf of groups, and requires that institutions receive access to any evidence in the Department’s possession to inform its response. The 2019 BDTR Rule permits the usage of pre-dispute arbitration agreements as a condition of enrollment, so long as the institution provides plain-language disclosures to students and the disclosure is placed on the institution’s website. The regulations also allow for a borrower to choose whether to apply for a closed school loan discharge or accept a teach-out opportunity. In addition, the closed school discharge window is expanded from 120 days to 180 days prior to the school’s closure, though the final rule does not allow for an automatic closed school loan discharge.
Institutions are required to accept responsibility for the repayment of amounts discharged by the Secretary pursuant to the borrower defense to repayment, closed school discharge, false certification discharge, and unpaid refund discharge regulations. If the Secretary discharges a loan in whole or in part, the Department of Education may require the school to repay the amount of the discharged loan. The provisions of the regulation are effective July 1, 2020.
Third-Party Servicers
Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University and Capella University have written contracts with third-party servicers to perform activities related to Strayer University’s and Capella University’s participation in Title IV programs. Strayer University also has a contract with Heartland Payment Systems, Inc. for processing stipends due to students. For loan default prevention, the Universities contract with i3 Group, LLC and ECMC Solutions. Strayer University and Capella University believe that their third-party servicer contracts comply with the regulations, and they have reported such contracts to the Department of Education.
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
In addition to the credit hour model, the Department of Education has granted approvals for a small number of institutions to operate direct assessment academic programs. Instead of measuring student progress through the number of credit hours spent in the course, these direct assessment programs allow students to progress through courses by showing mastery over material through the completion of assessments. These programs sometimes allow students to finish courses in less time than it would take to complete a course under a credit hour model. The Department of Education approved Capella University to operate direct assessment courses, and Capella University has been doing so under its FlexPath programs. Forthcoming regulations from the Department of Education will address competency based education programs and may allow for further access to federal funding for these types of initiatives.
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
Students with Disabilities
Federal agencies, including the Department of Education and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973 (“Section 504”) prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. The Americans with Disabilities Act (“ADA”), prohibits discrimination based on disability in several areas, including public accommodations. In 2010, the Department of Education’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, which enforces the ADA, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, the Department of Education’s Office of Civil Rights and third parties have brought enforcement actions against institutions related to website accessibility of online course material. As a result of such enforcement action or as a result of new laws and regulations that require greater accessibility, the Department of Education or the Department of Justice may require an institution to modify its online classrooms and other uses of technology to satisfy applicable requirements. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to certain federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, such as Section 504 and the ADA, and seeking monetary damages and correction of the alleged violations.
Compliance Reviews
Strayer University and Capella University are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. The Higher Education Act and Department of Education regulations also require an institution to submit annually to the Secretary of Education a compliance audit of its administration of Title IV programs conducted by an independent certified public accountant in accordance with Generally Accepted Government Auditing Standards and applicable audit guides of the Department of Education’s Office of Inspector General (“ED OIG”). For fiscal years beginning after June 30, 2016, the Universities must submit such audits that have been conducted in accordance with a guide for audits of proprietary schools that was issued by the ED OIG in September 2016. In addition, to enable the Secretary of Education to make a determination of financial responsibility, an institution must submit annually to the Secretary of Education audited financial statements prepared in accordance with Department of Education regulations. For both Universities, financial responsibility is determined at the SEI parent level.
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
Potential Effect of Regulatory Violations
If either Strayer University or Capella University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring the University from the advance payment method to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV funds, requiring the University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against the University, or referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend, or terminate the University’s participation in Title IV programs. Although there are no such sanctions currently in force against Strayer University or Capella University, if such sanctions or proceedings were imposed and resulted in a substantial curtailment, or termination, of that University’s participation in Title IV programs or resulted in substantial fines or monetary liabilities, the University and the Company could be materially and adversely affected.
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
Change in Ownership Resulting in a Change of Control
Many states and accrediting agencies require institutions of higher education to report or obtain approval of certain changes in ownership or other aspects of institutional status, but the types of and triggers for such reporting or approval vary among states and accrediting agencies. Both Strayer University’s accrediting agency, Middle States, and Capella University’s accrediting agency, the Higher Learning Commission, require institutions that they accredit to inform them in advance of any substantive change, including a change that significantly alters the ownership or control of the institution. Examples of substantive changes requiring advance notice to, and approval by, the agency include changes in the legal status, ownership, or form of control of the institution, such as the sale of a proprietary institution. Both agencies must approve a substantive change in advance in order to include the change in the institution’s accreditation status. Additionally, both Middle States and the Higher Learning Commission will undertake a site visit to an institution that has undergone a change in ownership or control no later than six months after the change. Each state in which the institution operates may also have its own change in ownership approval processes. Additionally, SARA and its affiliated state portal agencies may require certain notifications or applications in relation to a change in ownership.
Federal agencies also regulate changes in ownership and control. The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period from the change of ownership and control until recertification. The Higher Education Act provides that the Department of Education may temporarily, provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within ten business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education approves the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The Higher Education Act defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly traded corporation such as Strategic Education, Inc., the Department of Education regulations define a change of control as occurring when a person or entity acquires ownership and control of a corporation, such that the corporation is required to file a Form 8-K with the SEC publicly disclosing the change of control. The regulations also provide that a change in ownership and control of a publicly traded corporation occurs if a person or entity who is a controlling stockholder of the corporation ceases to be a controlling stockholder. A controlling stockholder is a stockholder who holds, or controls through agreement, at least 25% of the total outstanding voting stock of the corporation and more shares of voting stock than any other stockholder. Additionally, the Department of Education regulations require institutions to make certain notice filings with the agency should a shareholder acquire 25% or more of the outstanding voting stock of the corporation.
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

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University and Capella University are approved by state approving agencies for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits. In 2019, Strayer University had such approval in Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, Wisconsin, and Washington, D.C. In 2019, Capella University had such approval in Minnesota, and because all of its programs are online only, this approval allows it to extend VA education benefits to students in all states and abroad. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.
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
Appropriations
Congress reviews and determines appropriations for Title IV programs on an annual basis. Congress has appropriated funds for the Department of Education through September 30, 2020. From December 22, 2018 to January 25, 2019, Congress and the President reached an impasse over funding for certain other government agencies for federal fiscal year 2019. The so-called “partial government shutdown” affected the Department of Education and Title IV programs to the extent that the Department of Education or students rely on information from affected federal agencies, such as the Internal Revenue Service. The Department of Education issued guidance to endeavor to reduce adverse consequences for students. A future government shutdown, particularly one that includes the Department of Education or appropriations for Title IV programs, could have a material adverse effect on our operations and financial condition.
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
Current Federal Rulemaking
On July 31, 2018, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for the Title IV programs. The Department convened three subcommittees: one addressing proposed regulations related to distance learning and educational innovation, one addressing TEACH Grant conversions, and one to make recommendations to the committee regarding revisions to the regulations regarding the eligibility of faith-based entities to participate in the Title IV programs. The distance learning and educational innovation subcommittee addressed, among other topics, simplification of state authorization requirements, the “written arrangements” rule, the definition of “regular and substantive interaction,” the definition of the term “credit hour,” direct assessment programs and competency-based education, and barriers to innovation in post-secondary education. The negotiated rulemaking committees reached consensus on all topics being negotiated. As a result, the Department, except in extraordinary circumstances, is bound to publish the consensus language as the notice of proposed rulemaking and accept public comment on that proposal. The Department expressed its intention to publish proposed rules from these sessions in three parts. As described in the Accreditation and State Education Licensure sections of this Annual Report on Form 10-K, on November 1, 2019, the Department published the final rule for the set of changes related to accreditation and state authorization, which will generally take effect on July 1, 2020. On December 11, 2019, the Department published for public comment a proposed rule for the set of changes related to TEACH grants and faith-based entities. The Department has yet to publish a rule that addresses the final set of changes related to distance education, regular and substantive interaction, credit hour requirements, written arrangements, and direct assessment and competency-based education programs. Under the HEA, if the Department publishes final rules on the pending topics by November 1, 2020, they would become effective July 1, 2021.
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
We cannot predict what final regulations will be adopted as a result of these rulemaking processes.

College Affordability and Transparency Lists
The Department of Education publishes on its website lists of the top 5% of institutions, in each of four categories, with (1) the highest tuition and fees for the most recent academic year, (2) the highest “net price” for the most recent academic year, (3) the largest percentage increase in tuition and fees for the most recent three academic years, and (4) the largest percentage increase in net price for the most recent three academic years. An institution that is placed on a list for high percentage increases in either tuition and fees or in net price must submit a report to the Department of Education explaining the increases and the steps that it intends to take to reduce costs. The Department of Education will report annually to Congress on these institutions and will publish their reports on its website. The Department of Education also posts lists of the top 10% of institutions in each of the four categories with lowest tuition and fees or the lowest net price for the most recent academic year. Under the Higher Education Act, net price means average yearly price actually charged to first-time, full-time undergraduate students who receive student aid at a higher education institution after such aid is deducted.
College Scorecard
In September 2015, the Department of Education publicly released its “College Scorecard” website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. In October 2017, the Department of Education announced that its Integrated Post-secondary Education Data System, or IPEDS, would publish for the first time completion data for part-time and non-first-time students, which provides additional information about institutions’ performance. The Department of Education updates the data available on the College Scorecard on a periodic basis. In May 2019, the Department of Education added new metrics to the College Scorecard, including information on non-degree institutions and data concerning student outcomes at the program level.
Privacy and Data Security
The Family Educational Rights and Privacy Act of 1974 (“FERPA”) and its implementing regulations apply to all educational institutions that receive funding from the Department of Education. FERPA requires institutions to protect the privacy of personally identifiable information in education records maintained by the institution. Among other provisions, FERPA requires that institutions limit disclosure of personally identifiable information and provide students access to their educational records. The Department of Education enforces FERPA by initiating corrective actions against noncompliant institutions, which could lead to the loss of federal funding.
Recently, legislatures in a number of states have sought to enact privacy bills. These bills would protect consumer information in a variety of contexts and, unlike most federal privacy legislation, would not apply only within a specific sector. The most prominent of these bills is the California Consumer Privacy Act (“CCPA”), which took effect in January 2020. The CCPA seeks to protect the personal information of California residents by giving those residents control over how the information is collected, used, and shared. These rights include the right to request details about the personal information a company has collected or shared and the ability to obtain copies of the personal information collected by the company, the ability to opt out of certain personal information sharing between companies, and the right to require that a company delete the personal information it maintains about the requesting individual. The CCPA likely applies to the Company as it is for-profit and has at least $25 million in annual revenues. The California Attorney General oversees civil enforcement of the CCPA, which allows for civil penalties of up to $2,500 for each violation and up to $7,500 for each intentional violation. In addition, the CCPA imposes on companies an obligation to maintain reasonable security procedures and empowers individuals to bring private actions to recover damages if their personal information is subject to a security breach as a result of a company’s failure to maintain reasonable security practices.
Collection of personal information outside the United States may subject companies to global privacy and data security laws. For example, the European Union General Data Protection Regulation (“GDPR”), which came into effect May 25, 2018, contains significant requirements to provide individuals with information about data collection, use, and sharing practices. The GDPR also provides individuals with rights to control how information about them is collected, used, and shared. It also requires that companies notify European regulators within 72-hours of a data breach. These measures generally exceed the requirements of U.S. state and federal privacy and data security laws. The GDPR applies to entities that process personal information (1) in the context of the activities of an establishment of the entity in the European Union (“EU”), regardless of whether the processing takes place in the EU or not, or (2) of individuals who are in the EU, where the processing activities are related to (a) targeting of individuals in the EU in its offering of goods or services, or (b) the monitoring of the behavior of individuals in the EU as far as that behavior takes place within the EU. Noncompliance with the GDPR can result in administrative, civil, or criminal liability.

Executive Order on Military and Veterans Benefits Programs
In April 2012, President Obama issued an Executive Order directing the Departments of Defense and Veterans Affairs, along with other Executive Branch agencies, to implement actions to establish “Principles of Excellence” to apply to educational institutions receiving funding from federal military and veterans educational benefits programs, including benefits programs provided by the Post-9/11 GI Bill and the military tuition assistance program. The Principles of Excellence relate broadly to information regarding tuition and fees, academic quality, marketing, and state authorization requirements. The Principles of Excellence require federal agencies to create a centralized complaint system for students receiving federal military and veterans educational benefits to register complaints that relevant agencies can track and address. On January 30, 2014, the Department of Defense, Department of Veterans Affairs, Department of Education, and Federal Trade Commission, in collaboration with the Consumer Financial Protection Bureau and the U.S. Department of Justice, announced a new online student complaint system for service members, veterans, and their families to report negative experiences at education institutions and training programs administering the Post-9/11 GI Bill, Department of Defense tuition assistance programs, and other military-related education benefit programs.
Additional Information
We maintain a website at www.strategiceducation.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K and our web address is included as an inactive textual reference only. We make available free of charge on our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
In addition, other federal agencies such as the Consumer Financial Protection Bureau, Federal Trade Commission, and Federal Communications Commission and various state agencies and state attorneys general enforce consumer protection, calling and texting, marketing, privacy and data security, and other laws applicable to post-secondary educational institutions. Findings of noncompliance could result in monetary damages, fines, penalties, injunctions, or restrictions or obligations that could have a material adverse effect on our business. Some of these laws also include private rights of action.
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

On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella University’s continued participation in Title IV programs with provisional certification through December 31, 2022.
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
On December 19, 2016, the Department of Education published final regulations addressing, among other issues, state authorization of programs offered through distance education. The final regulations, which became effective on May 26, 2019, require an institution offering distance education programs to be authorized by each state in which the institution enrolls students (other than the state(s) in which the institution is physically located), if such authorization is required by the state, in order to award Title IV aid to such students. An institution could obtain such authorization directly from the state or (except in California) through a state authorization reciprocity agreement. Under those rules, if one of the Universities should fail to obtain or maintain required state authorization to provide post-secondary distance education in a specific state in which the institution is not physically located, the institution could lose its ability to provide distance education in that state and to award Title IV aid to online students in that state. The 2016 rules require that schools disclose all applicable prerequisites for licensure for professional programs and whether the school’s programs satisfy those prerequisites in each state where enrolled students reside. The institution must make direct disclosures to students and prospective students if the institution determines that a program does not meet a state’s professional licensure requirements. If an institution has not made these determinations, it must make a general disclosure to the public to that effect. An institution must also notify students within 14 days if it determines that a program does not meet a state’s requirements. If one of the Universities failed to make any of these disclosures, the Department of Education could limit, suspend, or terminate its participation in Title IV programs or impose other penalties such as requiring the Universities to make refunds, pay liabilities, or pay an administrative fine upon a material finding of noncompliance.
On November 1, 2019, the Department released final regulations on accreditation and state authorization of distance education, which are scheduled to become effective July 1, 2020. The rules maintain the requirement from the 2016 rule that institutions offering post-secondary education through distance education or correspondence courses to students located in a state in which the institution is not located must meet state requirements in that state or participate in a state authorization reciprocity agreement. In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements, and provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located, or if no determination for such state has been made by the institution.
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
In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the second federal fiscal year following that fiscal year. Institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time borrowers. While its cohort default rate for 2016 was 10.4%, Strayer University voluntarily delays disbursement of Direct Loans in this manner. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%.
If we lose eligibility to participate in Title IV programs because of high student loan default rates, the loss would have a material adverse effect on our business. Strayer University’s three-year cohort default rates for federal fiscal years 2014, 2015 and 2016, were 13.2%, 10.6%, and 10.4%, respectively. Capella University’s three-year cohort default rates for federal fiscal years 2014, 2015, and 2016 were 6.9%, 6.5%, and 6.8%, respectively. The average official cohort default rates for proprietary institutions nationally were 15.5%, 15.6%, and 15.2% for federal fiscal years 2014, 2015, and 2016, respectively.
Strayer University or Capella University could lose its eligibility to participate in federal student financial aid programs or be provisionally certified with respect to such participation if the percentage of its revenues derived from those programs were too high, or could be restricted from enrolling students in certain states if the percentage of the University’s revenues from federal or state programs were too high.
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, Strayer University derived approximately 79.0% of its cash-basis revenues from these programs in 2018. Capella University derived approximately 73.5% of its cash-basis revenues from Title IV program funds in 2018. Our Universities’ computations for 2019 have not yet been finalized and audited; however, we believe each University will remain in compliance with the 90/10 Rule requirement. Certain members of Congress have proposed to revise the 90/10 Rule to count tuition assistance provided by the Department of Defense and veterans education benefits, along with Title IV revenue, toward the 90% limit and to reduce the limit to 85% of total revenue. Such proposals could make it difficult for the Universities to comply with the 90/10 rule. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
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
The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. The Department of Education’s regulations that took effect July 1, 2011, which are sometimes referred to as the program integrity regulations, interpret this provision to prohibit any statement on those topics made by the institution or a third party that provides educational programs, marketing, advertising, recruiting, or admissions services to the institution that has the likelihood or tendency to confuse. The U.S. Court of Appeals for the District of Columbia held on June 5, 2012, that the term “substantial misrepresentation” could not include true, nondeceitful statements that are merely confusing. Final regulations that, among other changes, expanded the definition of misrepresentation to include “any statement that has the likelihood or tendency to mislead under the circumstances” and “any statement that omits information in such a way as to make the statement false, erroneous, or misleading” were scheduled to take effect July 1, 2017 but, after a series of delays, became effective October 16, 2018. On August 30, 2019, the Department released final Borrower Defense to Repayment regulations that included a new definition of “misrepresentation,” which is effective July 1, 2020. The final rule defines a “misrepresentation” as: a statement, act, or omission by an eligible school to a borrower (a) that is false, misleading, or deceptive, (b) that was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, and (c) that directly and clearly relates to either (1) enrollment or continuing enrollment at the institution or (2) the provision of educational services for which the loan was made.
In the event of substantial misrepresentation, the Department of Education may revoke or terminate an institution’s program participation agreement, limit the institution’s participation in Title IV programs, deny applications from the institution, such as to add new programs or locations, initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the Department of Education or other third parties interpret statements made by one of the Universities or on the University’s behalf to be in violation of the new regulations, the University could be subject to sanctions and other liability, which could have a material adverse effect on our business.
The Universities’ failure to comply with the Department of Education’s credit hour or direct assessment rules could result in sanctions and other liability.
Effective July 1, 2011, Title IV regulations define the term “credit hour” and require accrediting agencies and state authorization agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the Department of Education could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. In addition to the credit hour model, the Department of Education has granted approvals for a small number of institutions, including Capella University, to operate direct assessment academic programs. Instead of measuring student progress through the number of credit hours spent in the course, these direct assessment programs allow students to progress through courses by showing mastery over material through the completion of assessments, sometimes in less time than it would take to complete a course under a credit hour model. If the Department of Education determines that an institution is out of compliance with the credit hour definition or direct assessment requirements, the Department of Education could impose liabilities or other sanctions. Such penalties could have a material adverse effect on our business.
The Universities’ failure to comply with the Clery Act or Title IX could result in sanctions and other liability.
Strayer University and Capella University must comply with the campus safety and security reporting requirements as well as other requirements in the Clery Act, including changes made to the Clery Act by the Violence Against Women Reauthorization Act of 2013. On October 20, 2014, the Department of Education promulgated final regulations implementing amendments to the Clery Act. In addition, the Department of Education has interpreted Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government, to categorize sexual violence as a form of prohibited sex discrimination and to require institutions to follow certain disciplinary procedures with respect to such offenses. Failure to comply with the Clery Act or Title IX requirements or regulations thereunder could result in action by the Department of Education to require corrective action, fine the University, or limit or suspend its participation in Title IV programs, which could lead to litigation and could harm the University’s reputation. In addition, individuals alleging sex discrimination may sue an institution under Title IX for corrective action and monetary damages. On November 29, 2018, the Department of Education published proposed rules related to implementation of Title IX. The proposed rules would define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, would describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and would specify how an institution must respond to allegations of sexual harassment. The Department of Education accepted public comments through January 30, 2019. We cannot predict what final regulations will be adopted as a result of this rulemaking process.
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
The Higher Education Act regulates relationships between lenders to students and post-secondary education institutions. In 2009, the Department of Education promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. In addition, new procedures introduced and recommendations made by the CFPB create uncertainty about whether Congress will impose new burdens on private student lenders. These developments, as well as legislative and regulatory changes, such as those relating to gainful employment and repayment rates, creating uncertainty in the industry and general credit market conditions, may cause some lenders to decide not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could reduce demand for and/or availability of private education loans, decrease Strayer University’s or Capella University’s non-Title IV revenue, and thereby increase Strayer University’s or Capella University’s 90/10 ratio, and have a material adverse effect on our business.
We rely on one or more third parties for software and services necessary to administer the Universities’ participation in Title IV programs and failure of such a third party to provide compliant software and services, or by us in our use of the software, could cause the Universities’ to lose eligibility to participate in Title IV programs.
Because each of Strayer University and Capella University is jointly and severally liable to the Department of Education for the actions of third-party Title IV processing software providers, failure of such providers to comply with applicable regulations could have a material adverse effect on Strayer University or Capella University, including loss of eligibility to participate in Title IV programs. If any of the third-party servicers discontinue providing software and services to one or both of the Universities, we may not be able to replace them in a timely, cost-efficient, or effective manner, or at all, and the Universities could lose their ability to comply with the requirements of Title IV programs. Such developments could adversely affect our enrollment, revenues, and results of operations.
Our business could be harmed if the Universities experience a disruption in their ability to process student loans under the Federal Direct Loan Program.
Each of Strayer University and Capella University collected the majority of its fiscal year 2019 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If either of the Universities experiences a disruption in its ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on the part of the University or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations, and cash flows could be adversely and materially affected.
Our business could be harmed if Congress makes changes to the availability of Title IV funds.
Each of Strayer University and Capella University collected the majority of its fiscal year 2019 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year. In July 2012 Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date, these changes have not had a material impact on our business, but future changes in the availability of Title IV funds could affect students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.
As enforcement of laws related to the accessibility of technology continues to evolve, information technology development costs and compliance risks could increase.
Strayer University’s and Capella University’s online education programs are made available to students through personal computers and other technological devices. For each of these programs, the curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. Federal agencies, including the Department of Education and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973 ("Section 504"), prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. The Americans with Disabilities Act (“ADA”) prohibits discrimination based on disability in several areas, including public accommodations. In 2010, the Department of Education’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, which enforces the ADA, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, the Department of Education’s Office of Civil Rights and third parties have brought enforcement actions against institutions related to website accessibility of online course material. If Strayer University or Capella University is found to have violated Section 504, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. As a result of such enforcement action, or as a result of new laws and regulations that require greater accessibility, Strayer University or Capella University may have to modify its online classrooms and other uses of technology to satisfy applicable requirements at potentially substantial cost. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to certain federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, such as Section 504 and the ADA, and defending against and resolving such actions may require Strayer University or Capella University to incur costs of litigation and costs to modify its online classrooms and other uses of technology.
Risks Related to Our Business
Our enrollment rate is uncertain, and we may not be able to assess our future enrollments effectively.
Our ability to grow enrollment depends on a number of factors, including macroeconomic factors like unemployment and the resulting lower confidence in job prospects, and many of the regulatory risks discussed above. Our enrollment in 2020 will be affected by legislative uncertainty, regulatory activity, and macroeconomic conditions. It is likely that legislative, regulatory, and economic uncertainties will continue for the foreseeable future, and thus it is difficult to assess our long-term growth prospects. Since 2013, we have selectively closed physical locations of Strayer University to align our resources in keeping with the increasing preference of our current students for online course delivery. Although we plan to continue investing selectively in new campus facilities, and to pursue other growth opportunities in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take to adapt to the changing regulatory, legislative, and economic conditions.
Adding new locations, programs, and services is dependent on our forecast of the demand for those locations, programs, and services and on regulatory approvals.
Adding new locations, programs, and services require us to expend significant resources, including making human capital and financial capital investments, incurring marketing expenses, and reallocating other resources. To open a new location, we are required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned or delayed in a manner that could significantly affect our growth plans. We cannot assure investors that we will open new locations or add new programs or services in the future, or that any new locations, programs or services will be successful.
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
Post-secondary education in the United States is highly competitive. We compete with traditional public and private two-year and four-year colleges, other for-profit schools, and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of our Universities without tuition or at a lower tuition level as a result of government subsidies (including various "free college" programs), government and foundation grants, tax-deductible contributions, and other financial sources not available to proprietary institutions. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we do. Congress, the Department of Education, and other agencies have required increasing disclosure of information to consumers. While we believe that our Universities provide valuable education to their students, we may not always accurately predict the drivers of a student or potential students’ decisions to choose among the range of educational and other options available to them. This strong competition could adversely affect our business.
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
Possession and use of personal information in our operations subject us to risks and costs that could harm our business. The Universities collect, use, and retain large amounts of personal information regarding their students and their families, including social security numbers, tax return information, personal and family financial data, and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain vendors. Although we use security and business controls to limit access to and use of personal information, a third party may be able to circumvent those security and business controls, potentially resulting in a breach of student or employee privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to various U.S. state and federal legislative and regulatory burdens that could, among other things, require notification of data breaches and restrict our use of personal information. The risk of hacking and cyber-attacks has increased, as has the sophistication of such attacks, including email phishing schemes targeting employees to give up their credentials. We cannot assure you that a breach, loss, or theft of personal information will not occur. A breach, theft, or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under U.S. state and federal privacy statutes and legal actions by state authorities and private litigants, any of which could have a material adverse effect on our business. For example, the California Consumer Privacy Act (“CCPA”), which provides consumers with rights related to their personal information, likely applies to the Company. Were the CCPA to apply and if we were out of compliance, we could be subject to significant civil penalties or private lawsuits brought by consumers. Moreover, certain of our operations may involve the collection of personal information from individuals outside the U.S., which may render us subject to global privacy and data security laws. For example, the European Union General Data Protection Regulation (“GDPR”), which came into effect May 25, 2018, contains a number of requirements that are different from or exceed those in U.S. state and federal privacy and data security laws. Were an EU regulator to determine that the GDPR applies to the Company, and if we were out of compliance, there is the potential for administrative, civil, or criminal liability with significant monetary penalties as well as reputational harm to the Universities and their employees.
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
Strayer University and Capella University, with their online programs, operate in a highly competitive market with rapid technological changes, and they may not compete successfully.
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
We are required to assess goodwill and indefinite-lived intangible assets for impairment at least annually. To the extent goodwill or indefinite-lived intangible assets become impaired, we may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on future operating results and statements of financial position of the Company.

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
We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. In 2019, we opened six new locations, including five Stayer University campuses and one Capella University campus center. In 2020, we plan to open eight to ten new Strayer University and Capella University locations. New locations will continue to incorporate a new smaller cost-efficient design intended to service a student body that values a brick and mortar presence, even while taking an increasing number of their courses online.
Our leases generally range from five to ten years with one to two renewal options for extended terms. As of December 31, 2019, the Company leased 86 campus and administrative facilities consisting of approximately 1.4 million square feet, of which approximately 95,000 square feet is vacant. We continuously evaluate various options to address unused facility space including sublets, both short-term and long-term, and lease buyouts. In 2019, we reduced our leased facility footprint by approximately 160,000 square feet, primarily due to lease terms expiring and by reducing the size of existing campuses at the time of lease renewal. The facilities that we own consist of approximately 110,000 square feet.
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
Our common stock is traded on the NASDAQ Global Select Market under the symbol “STRA.” As of January 31, 2020, there were 21,970,944 shares of common stock outstanding, and approximately 104 holders of record.
In 2018 and 2019, our Board of Directors approved the following dividend payments per common shares:

	2018	2019
First Quarter	$0.25	$0.50
Second Quarter	$0.25	$0.50
Third Quarter	$0.50	$0.50
Fourth Quarter	$0.50	$0.60
Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities, and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.
Peer Group Performance Graph
The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2014 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Adtalem Global Education, Inc. (ATGE), American Public Education, Inc. (APEI), Chegg, Inc. (CHGG), Graham Holdings Company (GHC), Grand Canyon Education, Inc. (LOPE), Houghton Mifflin Harcourt Company (HMHC), K12 Inc. (LRN), Laureate Education, Inc. (LAUR), Pearson PLC (PSO), Perdoceo Education Corporation (PRDO), and Zovio, Inc. (ZVO). The peer group no longer includes Lincoln Educational Services Corporation. At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*
Among Strategic Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

250
200
150
100
50
0
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Strategic Education, Inc.
Peer Composite
NASDAQ Composite Index

Name	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Strategic Education, Inc.	100	81	109	121	153	214
NASDAQ Stock Market (U.S.)	100	106	114	146	140	189
Peer Group	100	74	95	115	142	152
__________________________________________________________

*	The comparison assumes $100 was invested on December 31, 2014 in our common stock, the NASDAQ Stock Market (U.S.) Index, and the peer companies selected by us.
There were no sales by us of unregistered securities during the year ended December 31, 2019.
Stock Repurchase Program
In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2019, $70 million of the Company’s share repurchase authorization was remaining and in February 2020 the Board of Directors increased its authorization for share repurchases to $250 million through December 31, 2020. All of our share repurchases have been effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended, or terminated at any time by us without notice.

A summary of our open market share repurchases since the inception of the plan is as follows:

	Total number of shares repurchased	Average dollar price paid per share	Cost of share repurchases (millions)
2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1
2010	687,340	168.06	115.5
2011	1,581,444	128.15	202.7
2012	484,841	51.56	25.0
2013	495,085	50.49	25.0
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	—	—	—
2019	—	—	—
Total	5,702,454	$124.24	$708.5
We did not make any open market share repurchases in 2014 through 2019. In 2019, we withheld 37,596 shares of restricted stock, at an average price per share of $154.06, to satisfy tax obligations related to restricted stock awards.

Item 6.	Selected Financial Data
The following table sets forth, for the periods and at the dates indicated, selected consolidated financial and operating data. The financial information has been derived from our consolidated financial statements. Our results of operations include the results of CEC from the merger date, and prior periods do not include the financial results of CEC prior to the merger date. Effective during the first quarter of 2019, we made changes in our presentation of operating expenses and reclassified prior periods to conform to the current presentation. We determined that these changes aligned with our organizational structure and improve comparability with several of our peer companies. There were no changes to total operating expenses or operating income as a result of these reclassifications. The information set forth below is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information included elsewhere or incorporated by reference in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2016	2017	2018	2019
	(Dollar and share amounts in thousands, except per share data)
Income Statement Data:
Revenues	$434,437	$441,088	$454,851	$634,185	$997,137
Costs and expenses:
Instructional and support costs	250,449	259,931	268,943	371,542	530,604
General and administration	114,731	126,898	129,332	194,035	272,411
Amortization of intangible assets	—	—	—	25,694	61,667
Merger and integration costs	—	—	11,879	45,745	21,923
Fair value adjustments and impairment of intangible assets	(441)	(3,213)	(7,512)	19,909	—
Total costs and expenses	364,739	383,616	402,642	656,925	886,605
Income (loss) from operations	69,698	57,472	52,209	(22,740)	110,532
Other income (expense)	(3,567)	(180)	437	3,601	13,192
Income (loss) before income taxes	66,131	57,292	52,646	(19,139)	123,724
Provision (benefit) for income taxes	26,108	22,490	32,034	(3,468)	42,586
Net income (loss)	$40,023	$34,802	$20,612	$(15,671)	$81,138
Net income (loss) per share:
Basic	$3.78	$3.28	$1.93	$(1.03)	$3.73
Diluted	$3.73	$3.21	$1.84	$(1.03)	$3.67
Weighted average shares outstanding:
Basic	10,588	10,610	10,678	15,190	21,725
Diluted(a)	10,740	10,845	11,199	15,190	22,097
Other Data:
Depreciation and amortization	$18,104	$17,817	$18,733	$54,543	$104,861
Stock-based compensation expense	$10,213	$10,767	$11,627	$15,532	$12,160
Capital expenditures	$12,692	$13,161	$18,051	$27,547	$38,689
Cash dividends per common share (paid)	$—	$—	$1.00	$1.50	$2.10
Average enrollment(b)	40,450	41,556	44,155	63,638	91,797
Strayer University Campuses(c)	76	74	71	72	77
Full-time employees(d)	1,401	1,542	1,389	3,017	3,076

	At December 31,
	2015	2016	2017	2018	2019
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$106,889	$129,245	$155,933	$386,531	$491,200
Working capital(e)	74,761	100,704	121,282	295,230	367,346
Total assets	248,434	298,696	321,278	1,661,029	1,789,408
Long-term debt	—	—	—	—	—
Other long-term liabilities	47,987	50,483	43,015	110,674	169,950
Total liabilities	105,578	110,322	112,081	235,805	326,698
Total stockholders’ equity	142,856	188,374	209,197	1,425,224	1,462,710
__________________________________________________________________________

(a)
Diluted weighted average shares outstanding include common shares issued and outstanding, and the dilutive impact of restricted stock, restricted stock units, and outstanding stock options using the Treasury Stock Method.

(b)	Reflects average student enrollment for Strayer University for the four academic terms for each year indicated, and for Capella University since August 1, 2018.

(c)	Reflects number of campuses offering classes during the fourth quarter of each year indicated.

(d)	Reflects full-time employees, including full-time faculty, as of December 31 of each year indicated.

(e)	Working capital is calculated by subtracting current liabilities from current assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
During the years ended December 31, 2019 and 2018, we incurred $21.9 million and $45.7 million, respectively, in expenses related to the merger, primarily attributable to financial advisory fees, consulting costs, legal fees, personnel, and other integration costs.
As of December 31, 2019, SEI had the following reportable segments:
Strayer University Segment

•
Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 77 physical campuses, predominantly located in the eastern United States, and online. Strayer University is accredited by the Middle States Commission on Higher Education (hereinafter referred to as “Middle States” or “Middle States Commission”), one of the seven regional collegiate accrediting agencies recognized by the Department. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students flexibility and convenience.

•	The Jack Welch Management Institute (“JWMI”) offers an executive MBA online and is a Top 25 Princeton Review ranked online MBA program.

•	In 2019, Strayer University’s average total enrollment increased 11.0% to 52,963 students compared to 47,733 students in 2018. New student enrollment for the period increased 6.6%.
Capella University Segment

•
Capella University is an online post-secondary education company that offers a variety of doctoral, master’s and bachelor’s degree programs, primarily for working adults, in the following primary disciplines: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. Capella University focuses on master's and doctoral degrees, with 68% of its learners enrolled in a master’s or doctoral degree program. Capella University's academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult learners develop specific competencies they can apply in their workplace. Capella University is accredited by the Higher Learning Commission, one of the seven regional collegiate accrediting agencies recognized by the Department.

•	In 2019, Capella University’s average total enrollment increased 2.1% to 38,834 students compared to 38,050 students in 2018. New student enrollment for the period increased 8.9%.
Non-Degree Programs Segment

•	DevMountain is a software development program offering affordable, high-quality, leading-edge software coding education at multiple campus locations and online.

•	Hackbright Academy is a software engineering school for women. Its primary offering is an intensive 12-week accelerated software development program, together with placement services and coaching.

•
Sophia Learning is an innovative company which leverages technology and high quality academic content to provide self-paced online courses eligible for transfer credit into over 2,000 colleges and universities.

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
Revenue recognition — Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Approximately 96% of our revenues during the year ended December 31, 2019 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the Universities and the schools offering non-degree programs provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The Universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.

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
New students at Strayer University registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed in prior years. The performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of December 31, 2019, we had deferred $49.6 million for estimated redemptions earned under the Graduation Fund, as compared to $43.3 million at December 31, 2018. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for doubtful accounts for tuition receivable from students primarily based on our historical collection rates by age of receivable, net of recoveries, and consideration of other relevant factors. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating bad debts in consideration of actual experience. If the financial condition of our students were to deteriorate, resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2018 and 2019, our bad debt expense was 5.9% and 4.9% of revenue, respectively. A change in our allowance for doubtful accounts of 1% of gross tuition receivable as of December 31, 2019 would have changed our income from operations by approximately $0.8 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Through our acquisition of CEC in 2018, we had significant additions to goodwill and tradename intangible assets. The acquired goodwill was allocated to the Strayer University and Capella University reporting units. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment.
In connection with the goodwill in our Capella University and JWMI reporting units as well as our indefinite-lived intangible assets, we performed a qualitative impairment assessment, consistent with ASC 350, to evaluate the recoverability of the related amounts. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value.
In connection with the goodwill in our Strayer University reporting unit, we elected to perform a quantitative impairment assessment, consistent with ASC 350. We used an income-based approach to determine the fair value of the Strayer University reporting unit. The income approach consisted of a discounted cash flow model that included projections of future cash flows for the Strayer University reporting unit, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return.
Based on the qualitative and quantitative impairment assessments performed, we concluded that no impairments had been incurred during the year ended December 31, 2019. During the year ended December 31, 2018, we fully impaired the New York Code and Design Academy, Inc. ("NYCDA") goodwill and tradename balances, resulting in total impairment charges of $19.6 million. Refer to Note 10 – Goodwill and Intangible Assets – within the footnotes to the consolidated financial statements for additional information.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the years ended December 31, 2018 or 2019.
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
Results of Operations
As discussed above, we completed our merger with CEC on August 1, 2018. Our results of operations include the results of CEC from the merger date. Periods prior to August 1, 2018 do not include the financial results of CEC. Accordingly, the financial results of each period presented are not directly comparable. This discussion will highlight changes largely in the Strayer University segment, as those results are included in full in each period.
In 2019, we generated $997.1 million in revenue compared to $634.2 million in 2018. Our income from operations was $110.5 million in 2019 compared to a loss from operations of $22.7 million in 2018, due primarily to the inclusion of a full year of CEC's results in our consolidated results of operations as well as higher revenues due to enrollment growth and lower merger and integration costs and impairment charges. Our net income in 2019 was $81.1 million compared to a net loss of $15.7 million in 2018. Diluted earnings per share was $3.67 in 2019 compared to a loss per share of $1.03 in 2018.

In the accompanying analysis of financial information for 2019 and 2018, we use certain financial measures including Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Operating Income, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:

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

•
fair value adjustments to the value of contingent consideration, impairment charges for intangible assets related to the Company's acquisition of The New York Code and Design Academy, and adjustments to reserves for leases on facilities no longer in use,

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
Adjusted income from operations was $194.1 million in 2019 compared to $97.4 million in 2018. Adjusted net income was $147.3 million in 2019 compared to $75.1 million in 2018, and adjusted diluted earnings per share was $6.67 in 2019 compared to $4.75 in 2018.
Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2019

		Non-GAAP Adjustments
	As Reported (GAAP)	Contract liability adjustment(1)	Amortization of intangible assets(2)	Merger and integration costs(3)	Fair value adjustments and impairment of intangible assets(4)	Income from other investments(5)	Tax adjustments(6)	As Adjusted (Non- GAAP)
Revenues	$997,137	$—	$—	$—	$—	$—	$—	$997,137
Total costs and expenses	886,605	—	(61,667)	(21,923)	—	—	—	803,015
Operating income	110,532	—	61,667	21,923	—	—	—	194,122
Operating margin	11.1%							19.5%
Net income	$81,138	$—	$61,667	$21,923	$—	$(3,446)	$(14,001)	$147,281

Diluted earnings per share	$3.67							$6.67
Weighted average diluted shares outstanding	22,097							22,097

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2018

		Non-GAAP Adjustments
	As Reported (GAAP)	Contract liability adjustment(1)	Amortization of intangible assets(2)	Merger and integration costs(3)	Fair value adjustments and impairment of intangible assets(4)	Income from other investments(5)	Tax adjustments(6)	As Adjusted (Non- GAAP)
Revenues	$634,185	$28,748	$—	$—	$—	$—	$—	$662,933
Total costs and expenses	656,925	—	(25,694)	(45,745)	(19,909)	—	—	565,577
Operating income (loss)	(22,740)	28,748	25,694	45,745	19,909	—	—	97,356
Operating margin	-3.6%							14.7%
Net income (loss)	$(15,671)	$28,748	$25,694	$45,745	$19,909	$—	$(29,348)	$75,077

Diluted earnings (loss) per share	$(1.03)							$4.75
Weighted average diluted shares outstanding	15,190							15,801

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2017

		Non-GAAP Adjustments
	As Reported (GAAP)	Contract liability adjustment(1)	Amortization of intangible assets(2)	Merger and integration costs(3)	Fair value adjustments and impairment of intangible assets(4)	Income from other investments(5)	Tax adjustments(6)	As Adjusted (Non- GAAP)
Revenues	$454,851	$—	$—	$—	$—	$—	$—	$454,851
Total costs and expenses	402,642	—	—	(11,879)	7,512	—	—	398,275
Operating income	52,209	—	—	11,879	(7,512)	—	—	56,576
Operating margin	11.5%							12.4%
Net income	$20,612	$—	$—	$11,879	$(7,512)	$—	$9,892	$34,871

Diluted earnings per share	$1.84							$3.11
Weighted average diluted shares outstanding	11,199							11,199
___________________________________________________

(1)	Reflects a purchase accounting adjustment to record Capella University contract liabilities at fair value as a result of the Company’s merger with CEC.

(2)	Reflects amortization and depreciation expense of intangible assets and software assets acquired through the Company’s merger with CEC.

(3)	Reflects transaction and integration charges associated with the Company's merger with CEC.

(4)
Reflects adjustments to the value of contingent consideration in 2017, and an impairment of goodwill and intangible assets in 2018, related to the Company's acquisition of the New York Code and Design Academy.

(5)	Reflects income recognized from the Company's investments in partnership interests and other investments.

(6)
Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted annual effective tax rate of 27.8%, 25.6% and 38.8% for 2019, 2018 and 2017, respectively.

Year Ended December 31, 2019 Compared To Year Ended December 31, 2018
Revenues. The increase in consolidated revenues compared to the same period in the prior year was primarily related to the inclusion of CEC revenue for the full year. In the Strayer University segment for the year ended December 31, 2019, enrollment grew 11.0% to 52,963 from 47,733 in the prior year. Revenue grew 11.9% to $527.0 million compared to $471.1 million in 2018 as a result of the increase in enrollment. In 2019, one of Strayer University's largest corporate partners changed its tuition benefits policy, which may negatively impact future enrollment and revenue growth. Capella University segment revenue was $455.3 million compared to $154.9 million in the prior year, which reflects activity after the completion of the CEC merger on August 1, 2018, and includes a $28.7 million purchase accounting reduction to the value of contract liabilities acquired in the merger. Non-Degree Programs segment revenues were $14.8 million in 2019, compared to $8.2 million in 2018. The increase in revenue was primarily attributable to incremental revenues generated from the operations of Hackbright, DevMountain, and Sophia Learning, which were acquired in the CEC merger.
Instructional and support costs. Consolidated instruction and educational support expenses increased to $530.6 million in 2019, compared to $371.5 million in 2018, principally due to the inclusion of instructional and support costs of CEC. Consolidated instructional and support costs as a percentage of revenues decreased to 53.2% in 2019, from 58.6% in 2018 due to cost synergies realized as a result of the CEC merger.
General and administration expenses. Consolidated general and administration expenses increased to $272.4 million in 2019 compared to $194.0 million in 2018, principally due to the inclusion of general and administration expenses of CEC, as well as increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues decreased to 27.3% in 2019 from 30.6% in 2018 due to cost synergies realized as a result of the CEC merger.
Amortization of intangible assets. Amortization expense related to intangible assets acquired in the merger with CEC was $61.7 million in 2019 compared to $25.7 million in 2018.
Merger and integration costs. Merger and integration costs were $21.9 million in 2019 compared to $45.7 million in 2018, and reflect expenses for legal, accounting, integration support services, and severance costs incurred in connection with the merger with CEC. In 2019, merger and integration costs also includes $6.0 million of right-of-use lease asset impairment charges related to redundant leased space that was vacated during the year.
Fair value adjustments and impairment of intangible assets. In 2018, we recorded a goodwill impairment loss of $13.9 million and an intangible asset impairment loss of $5.7 million based on analyses performed during the year with respect to our acquisition of NYCDA. In addition, we recognized a $0.3 million charge to increase our liability for leases on facilities no longer in use in 2018. We had no adjustments in 2019.
Income (loss) from operations. Income from operations was $110.5 million in 2019 compared to a loss from operations of $22.7 million in 2018, principally due to higher revenues due to enrollment growth and lower merger and integration costs and impairment charges than in 2018.
Other income. Other income increased to $13.2 million in 2019 compared to $3.6 million in 2018, as a result of the inclusion of $3.4 million of investment income from partnership interests acquired in the CEC merger and other investments, higher yields on money markets and marketable securities, and an increase in our cash balance. Other income is net of interest expense, which was $0.8 million and $0.7 million in 2019 and 2018, respectively. We had $250.0 million available under our amended revolving credit facility and no borrowings outstanding as of 2019.
Provision (benefit) for income taxes. Income tax expense was $42.6 million in 2019, compared to a benefit of $3.5 million in 2018. Our effective tax rate for 2019 was 34.4%, compared to 18.1% in 2018. The tax rate in 2019 was unfavorably impacted by changes in previously deferred compensation arrangements, resulting in a discrete charge of $11.5 million during the first quarter of 2019 to reduce the Company's deferred tax asset related to these arrangements. This charge is offset by favorable adjustments related to tax windfalls recognized through share-based payment arrangements. Our effective tax rate, excluding these and other discrete tax adjustments, was 27.8% for 2019.
Net income (loss). Net income was $81.1 million in 2019 compared to a net loss of $15.7 million in 2018 due to the factors discussed above.
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

Instructional and support costs. Consolidated instructional and support costs increased to $371.5 million in 2018, compared to $268.9 million in 2017, principally due to the inclusion of instructional and support costs of CEC, as well as increases in Strayer student materials costs, depreciation expense following recent infrastructure investments, and bad debt expense. Consolidated instructional and support costs as a percentage of revenues decreased to 58.6% in 2018 from 59.1% in 2017.
General and administration expenses. Consolidated general and administration expenses increased to $194.0 million in 2018, from $129.3 million in 2017, principally due to the inclusion of general and administration expenses of CEC, as well as increased investments in branding initiatives and partnerships with brand ambassadors for Strayer. Consolidated marketing expenses as a percentage of revenues increased to 30.6% in 2018 from 28.4% in 2017.

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
Provision (benefit) for income taxes. We recorded a benefit for income taxes of $3.5 million in 2018, compared to a provision for income taxes of $32.0 million in 2017. Our effective tax rate for 2018 was 18.1%. The benefit for income taxes in 2018 reflects the lower federal income tax rate in effect in 2018, accelerated deductions enabled by the 2017 tax law, and the tax benefits associated with the vesting of restricted stock, offset by certain nondeductible charges associated with the merger and for the impairment of NYCDA goodwill. Our effective tax rate, excluding these and other discrete tax adjustments, was 25.6% for 2018.
Net income (loss). Net loss was $15.7 million in 2018 compared to net income of $20.6 million in 2017 due to the factors discussed above.
Liquidity and Capital Resources
At December 31, 2019, we had cash, cash equivalents, and marketable securities of $491.2 million compared to $386.5 million at December 31, 2018. Most of our cash was held in demand deposit accounts at high credit quality financial institutions.
On August 1, 2018, the Company entered into an amended credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts. During the years ended December 31, 2019 and December 31, 2018, we paid unused commitment fees of $0.5 million and $0.4 million, respectively. We were in compliance with all applicable covenants related to the Amended Credit Facility as of December 31, 2019. We had no borrowings outstanding during each of the years ended December 31, 2019 and December 31, 2018.
Our net cash provided by operating activities increased in 2019 to $202.1 million, as compared to $46.9 million for the same period in 2018. The increase in net cash from operating activities was largely due to the increase in income from operations following the merger with CEC, together with adjustments for non-cash charges for depreciation and amortization expense.
Capital expenditures were $38.7 million for the year ended December 31, 2019, compared to $27.5 million for 2018. Capital expenditures for the year ending December 31, 2020 are expected to be between 4%-5% of revenue.
The Board of Directors declared a quarterly cash dividend of $0.50 per common share in the first, second, and third quarters of 2019 and a quarterly cash dividend of $0.60 per common share in the fourth quarter of 2019.
During the year ended December 31, 2019, we paid a total of $46.6 million in cash dividends on our common stock. For the year ended December 31, 2019, we did not repurchase any shares of common stock and, at December 31, 2019, had $70 million in repurchase authorization to use through December 31, 2020.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our Amended Credit Facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at December 31, 2019 and 2018. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. We earned interest income of $10.6 million, $4.3 million, and $1.1 million in each of the years ended December 31, 2019, 2018, and 2017, respectively.
Contractual Obligations
The table below sets forth our contractual commitments associated with lease liabilities as of December 31, 2019 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lease liabilities(1)	$119,668	$29,178	$39,830	$23,068	$27,592
__________________________________________________________

(1)	Excludes $6.5 million of legally binding minimum payments for leases signed but not yet commenced.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2019, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $1.2 million of unrecognized tax benefits have been excluded from the contractual obligations table above.
Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. Therefore, the maximum estimated commitment fee of $0.8 million per annum is excluded from the contractual obligations table above.
As of December 31, 2019, the Company has a commitment to invest up to $2.2 million in three limited partnership investments through 2027. Due to the uncertainty with respect to the timing of future cash flows associated with the limited partnership investments, we are unable to make reasonably reliable estimates of the period in which such additional investments may take place. Therefore, $2.2 million of potential limited partnership investment commitments have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
As of December 31, 2019, we do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2019, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
On August 1, 2018, the Company amended its prior credit facility to extend the maturity date of the revolving credit facility from July 2, 2020 to August 1, 2023, and to increase available borrowings from $150 million to $250 million, with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the revolving facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an aggregate amount of up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. We had no borrowings outstanding under the Amended Credit Facility as of December 31, 2019. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million revolving credit facility was utilized.

Item 8.	Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Strategic Education, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Strategic Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Strayer University Graduation Fund Liability
As described in Notes 4 and 14 to the consolidated financial statements, the Company’s Graduation Fund liability for Strayer University was $49.6 million as of December 31, 2019, of which $19.6 million is included as a current contract liability and the remainder is included as a long-term contract liability within other long-term liabilities. Strayer University offers a program which allows new undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future. Management’s estimate of the benefits that will be redeemed in the future, or the estimated redemption rate, is based on the historical experience of student persistence toward completion of a course of study within this program and similar programs.
The principal considerations for our determination that performing procedures relating to the Strayer University Graduation Fund liability is a critical audit matter are there was significant judgment by management in estimating the liability. This in turn led to significant auditor judgment and effort in performing procedures related to management’s estimate of the liability and the estimated redemption rate assumption.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of the Graduation Fund liability, including controls over the estimated redemption rate assumption. These procedures also included, among others, testing management’s process for estimating the Graduation Fund liability, testing the completeness, accuracy, and relevance of the data used, and evaluating the estimated redemption rate assumption. Evaluating the reasonableness of the estimated redemption rate assumption involved evaluating whether the assumption was reasonable considering historical estimated redemption rates and whether the assumption was consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 2, 2020
We have served as the Company’s auditor since 1993.

STRATEGIC EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$311,732	$419,693
Marketable securities	37,121	34,874
Tuition receivable, net	55,694	51,523
Other current assets	15,814	18,004
Total current assets	420,361	524,094
Property and equipment, net	122,677	117,029
Right-of-use lease assets	—	84,778
Marketable securities, non-current	37,678	36,633
Intangible assets, net	328,344	273,011
Goodwill	732,540	732,075
Other assets	19,429	21,788
Total assets	$1,661,029	$1,789,408

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$85,979	$90,828
Income taxes payable	419	1,352
Contract liabilities	38,733	39,284
Lease liabilities	—	25,284
Total current liabilities	125,131	156,748
Deferred income tax liabilities	59,358	47,942
Lease liabilities, non-current	—	80,557
Other long-term liabilities	51,316	41,451
Total liabilities	235,805	326,698
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 21,743,498 and 21,964,809 shares issued and outstanding at December 31, 2018 and 2019, respectively	217	220
Additional paid-in capital	1,306,653	1,309,438
Accumulated other comprehensive income	32	233
Retained earnings	118,322	152,819
Total stockholders’ equity	1,425,224	1,462,710
Total liabilities and stockholders’ equity	$1,661,029	$1,789,408
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Year Ended December 31,
	2017	2018	2019
Revenues	$454,851	$634,185	$997,137
Costs and expenses:
Instructional and support costs	268,943	371,542	530,604
General and administration	129,332	194,035	272,411
Amortization of intangible assets	—	25,694	61,667
Merger and integration costs	11,879	45,745	21,923
Fair value adjustments and impairment of intangible assets	(7,512)	19,909	—
Total costs and expenses	402,642	656,925	886,605
Income (loss) from operations	52,209	(22,740)	110,532
Other income	437	3,601	13,192
Income (loss) before income taxes	52,646	(19,139)	123,724
Provision (benefit) for income taxes	32,034	(3,468)	42,586
Net income (loss)	$20,612	$(15,671)	$81,138
Earnings (loss) per share:
Basic	$1.93	$(1.03)	$3.73
Diluted	$1.84	$(1.03)	$3.67
Weighted average shares outstanding:
Basic	10,678	15,190	21,725
Diluted	11,199	15,190	22,097
STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2017	2018	2019
Net income (loss)	$20,612	$(15,671)	$81,138
Other comprehensive income:
Unrealized gains on marketable securities, net of tax	—	32	201
Comprehensive income (loss)	$20,612	$(15,639)	$81,339
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2016	11,093,489	$111	$35,453	$152,810	$—	$188,374
Stock-based compensation	—	—	11,627	—	—	11,627
Issuance of restricted stock, net	73,936	1	(1)	—	—	—
Common stock dividends ($1.00 per share)	—	—	—	(11,416)	—	(11,416)
Net income	—	—	—	20,612	—	20,612
Balance at December 31, 2017	11,167,425	$112	$47,079	$162,006	$—	$209,197
Impact of adoption of new accounting standard	—	—	—	(171)	—	(171)
Issuance of stock in connection with the acquisition of Capella Education Company	10,263,775	103	1,236,858	—	—	1,236,961
Filing fee related to new stock issuance	—	—	(148)	—	—	(148)
Stock-based compensation	—	—	14,994	—	—	14,994
Exercise of stock options, net	156,424	1	8,647	—	—	8,648
Issuance of restricted stock, net	155,874	1	(777)	—	—	(776)
Common stock dividends ($1.50 per share)	—	—	—	(27,842)	—	(27,842)
Unrealized gains on marketable securities, net of tax	—	—	—	—	32	32
Net loss	—	—	—	(15,671)	—	(15,671)
Balance at December 31, 2018	21,743,498	$217	$1,306,653	$118,322	$32	$1,425,224
Stock-based compensation	—	—	12,033	83	—	12,116
Exercise of stock options, net	103,364	2	(1,775)	—	—	(1,773)
Issuance of restricted stock, net	117,947	1	(7,473)	—	—	(7,472)
Common stock dividends ($2.10 per share)	—	—	—	(46,724)	—	(46,724)
Unrealized gains on marketable securities, net of tax	—	—	—	—	201	201
Net income	—	—	—	81,138	—	81,138
Balance at December 31, 2019	21,964,809	$220	$1,309,438	$152,819	$233	$1,462,710
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2017	2018	2019
Cash flows from operating activities:
Net income (loss)	$20,612	$(15,671)	$81,138
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of gain on sale of assets	(133)	—	—
Amortization of deferred financing costs	262	292	333
Amortization of investment discount/premium	—	298	296
Depreciation and amortization	18,733	54,543	104,861
Deferred income taxes	6,429	(16,322)	(8,037)
Stock-based compensation	11,627	15,532	12,160
Fair value adjustments and impairment of intangible assets	(7,512)	19,909	—
Impairment of right-of-use lease assets	—	—	6,046
Changes in assets and liabilities:
Tuition receivable, net	(3,250)	7,880	1,770
Other current assets	(526)	3,768	(1,589)
Other assets	1,582	(135)	(540)
Accounts payable and accrued expenses	4,468	1,140	245
Income taxes payable and income taxes receivable	(629)	(516)	1,198
Contract liabilities	8,212	(19,329)	7,716
Other long-term liabilities	(3,718)	(4,522)	(3,451)
Net cash provided by operating activities	56,157	46,867	202,146

Cash flows from investing activities:
Net cash acquired in acquisition	—	167,859	—
Purchases of property and equipment	(18,051)	(27,547)	(38,689)
Purchases of marketable securities	—	(25,304)	(40,481)
Maturities of marketable securities	—	16,367	43,762
Other investments	—	(1,238)	(2,658)
Net cash provided by (used in) investing activities	(18,051)	130,137	(38,066)

Cash flows from financing activities:
Common dividends paid	(11,416)	(27,842)	(46,625)
Net payments for stock awards	—	7,789	(9,195)
Payment of deferred financing costs	—	(1,162)	—
Net cash used in financing activities	(11,416)	(21,215)	(55,820)
Net increase in cash, cash equivalents, and restricted cash	26,690	155,789	108,260
Cash, cash equivalents, and restricted cash — beginning of period	129,758	156,448	312,237
Cash, cash equivalents, and restricted cash — end of period	$156,448	$312,237	$420,497
Noncash transactions:
Purchases of property and equipment included in accounts payable	$1,734	$1,029	$3,406
The accompanying notes are an integral part of these consolidated financial statements.

1.    Nature of Operations
Strategic Education, Inc. (“Strategic Education” or the “Company”), a Maryland corporation formerly known as Strayer Education, Inc., is a national leader in education innovation, dedicated to enabling economic mobility for working adults through education. As further discussed in Note 2 and Note 3, the Company completed its merger with Capella Education Company (“CEC”) on August 1, 2018. The accompanying consolidated financial statements and footnotes include the results of the Company’s three reportable segments: Strayer University, Capella University, and Non-Degree Programs. The Company’s reportable segments are discussed further in Note 20.
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
Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s presentation. Specifically, costs incurred in connection with the Company’s merger with CEC were reclassified from general and administration expense to merger and integration costs, and adjustments to the value of contingent consideration related to the Company’s acquisition of The New York Code and Design Academy, Inc. (“NYCDA”) were reclassified from instruction and educational support expense to fair value adjustments and impairment of intangible assets within the consolidated statements of income for the year ended December 31, 2017. Effective during the first quarter of 2019, the Company made changes in its presentation of operating expenses and reclassified prior periods to conform to the current presentation. The Company determined that these changes aligned with its organizational structure and will improve comparability with several of its peer companies. There were no changes to total operating expenses or operating income as a result of these reclassifications. Below is a description of the nature of the costs included in the Company’s operating expense categories.

Instructional and support costs ("I&SC") generally contain items of expense directly attributable to activities of the Company that support students and learners. This expense category includes salaries and benefits of faculty and academic administrators, as well as admissions and administrative personnel who support and serve student interests. Instructional and support costs also include course development costs and costs associated with delivering course content, including educational supplies, facilities, and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instructional and support costs.

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

The following table presents the Company's operating expenses as previously reported and as reclassified on its consolidated statements of income for the years ended (in thousands):

	New Classification
	December 31, 2017		December 31, 2018
Prior Classification	I&SC	G&A	I&SC	G&A
Instruction and educational support	$249,939	$—	$340,076	$—
Admissions advisory	19,004	—	31,466	—
Marketing	—	82,540	—	136,979
General and administration	—	46,792	—	57,056
Total reclassified costs and expenses(1)	$268,943	$129,332	$371,542	$194,035

_________________________________________

(1)
This amount excludes the amortization of intangible assets, merger and integration costs, and fair value adjustments and impairment of intangible assets expense line items on the consolidated statements of income as those expense line items were not impacted by the operating expense reclassification.

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
Restricted Cash
A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the Universities during the academic term. The Company had approximately $5,000 and $304,000 of these unpaid obligations as of December 31, 2018 and 2019, respectively, which are recorded as restricted cash and included in other current assets in the consolidated balance sheets.
As part of commencing operations in Pennsylvania in 2003, the Company was required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of December 31, 2018 and 2019 (in thousands):

	As of December 31,
	2018	2019
Cash and cash equivalents	$311,732	$419,693
Restricted cash included in other current assets	5	304
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$312,237	$420,497

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
The Company’s tuition receivable and allowance for doubtful accounts were as follows as of December 31, 2018 and 2019 (in thousands):

	December 31, 2018	December 31, 2019
Tuition receivable	$84,151	$82,454
Allowance for doubtful accounts	(28,457)	(30,931)
Tuition receivable, net	$55,694	$51,523

Approximately $1.1 million and $1.0 million of tuition receivable is included in other assets as of December 31, 2018 and 2019, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for doubtful accounts for each of the three years ended December 31, 2019 (in thousands):

	2017	2018	2019
Allowance for doubtful accounts, beginning of period	$10,201	$12,687	$28,457
Additions charged to expense	21,751	37,704	49,072
Additions from merger	—	6,601	2,207
Write-offs, net of recoveries	(19,265)	(28,535)	(48,805)
Allowance for doubtful accounts, end of period	$12,687	$28,457	$30,931

Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. In accordance with the Property, Plant, and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair value-based model. Through 2019, no such impairment loss had occurred. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from three years to 40 years. Depreciation and amortization expense was $18.7 million, $31.4 million and $49.5 million for the years ended December 31, 2017, 2018, and 2019, respectively. Included in the 2018 and 2019 depreciation and amortization expense amount is $2.6 million and $6.3 million of depreciation expense, respectively, related to computer software acquired in the CEC merger, which is included in the amortization of intangible assets line on the consolidated statements of income.
Construction in progress includes costs of computer software developed for internal use, which is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs, payroll, and payroll-related costs for employees that are directly associated with the project are capitalized and amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2019 in the consolidated statements of cash flows have been adjusted to exclude noncash purchases of property and equipment transactions during that period.
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases with a term longer than 12 months. ASU 2016-02 also requires additional quantitative and qualitative disclosures surrounding the amount, timing, and uncertainty of cash flows arising from leases. During 2018 and 2019, the FASB issued additional ASUs amending certain aspects of ASU 2016-02. On January 1, 2019, the Company adopted the new accounting standard and all of the related amendments ("ASC 842") using the modified retrospective method. The Company applied ASU 2016-02 to all leases that had commenced as of January 1, 2019. In addition, as permitted by ASU 2016-02, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company elected the package of practical expedients permitted under ASU 2016-02, which allowed the Company to not reassess prior conclusions regarding lease identification, lease classification, and initial direct costs under the new standard. As a result of adopting the new standard, the Company recognized a lease liability of $123 million and a right-of-use ("ROU") lease asset of $107 million on January 1, 2019. The standard did not materially impact the Company's consolidated statements of income and cash flows.
The Company determines if an arrangement is a lease at inception. Leases with an initial term longer than 12 months are included in right-of-use lease assets, lease liabilities, and lease liabilities, non-current on the Company's consolidated balance sheets. The Company combines lease and non-lease components for all leases.
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
Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company subleases certain building space to third parties and sublease income is recognized on a straight-line basis over the lease term. See Note 8 for additional information.
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed in a business combination. Indefinite-lived intangible assets, which include trade names, are recorded at fair value on their acquisition date. An indefinite life was assigned to the trade names because they have the continued ability to generate cash flows indefinitely. Goodwill and the indefinite-lived intangible assets are assessed at least annually for impairment on the first day of the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit or indefinite-lived intangible asset below its carrying amount. The Company identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components.
The Company's goodwill impairment test includes an option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount based on the qualitative assessment, or that a qualitative assessment should not be performed for a reporting unit, the Company proceeds with performing a quantitative goodwill impairment test. In performing the quantitative goodwill impairment test, the Company compares the fair value of the reporting unit to the carrying value of its net assets. If the fair value of the reporting unit exceeds the carrying value of the net assets of the reporting unit, goodwill is not impaired and no further testing is required. If the carrying value of the net assets of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recognized to the extent the fair value of the reporting unit is less than the carrying value of the reporting unit's net assets.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $.01, of which 21,743,498 and 21,964,809 shares were issued and outstanding as of December 31, 2018 and 2019, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
The Board of Directors declared a quarterly cash dividend of $0.50 per common share in the first, second, and third quarters of 2019 and a quarterly cash dividend of $0.60 per common share in the fourth quarter of 2019. The Company paid these quarterly cash dividends in each of March, June, September and December of 2019.
Advertising Costs
The Company expenses advertising costs in the quarter incurred. Advertising costs were $66.8 million, $102.6 million and $149.8 million for the years ended December 31, 2017, 2018, and 2019, respectively, following the merger with CEC in August 2018, and are included within General and administration expense in our consolidated statements of income.
Stock-Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, performance stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. The Company records compensation expense for all share-based payment awards ratably over the vesting period. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche. Stock-based compensation expense recognized in the consolidated statements of income for each of the three years in the period ended December 31, 2019 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest. Refer to Note 13 for additional information.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings (loss) per share for each of the three years ended December 31, 2019 (in thousands):

	2017	2018	2019
Weighted average shares outstanding used to compute basic earnings per share	10,678	15,190	21,725
Incremental shares issuable upon the assumed exercise of stock options	39	—	54
Unvested restricted stock and restricted stock units	482	—	318
Shares used to compute diluted earnings (loss) per share	11,199	15,190	22,097

During the years ended December 31, 2018 and 2019, the Company had approximately 611,000 and 16,000 shares, respectively excluded from the diluted earnings (loss) per share calculation because the effect would have been antidilutive. During the year ended December 31, 2017, the Company had no issued and outstanding awards that were excluded from the calculation.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2018 and 2019, the balance of accumulated other comprehensive income was $32,000, net of tax of $10,000 and $233,000, net of tax of $90,000, respectively. There were no reclassifications out of accumulated other comprehensive income to net income (loss) for the years ended December 31, 2018 and 2019. There were no changes in equity from non-owner sources for the year ended December 31, 2017.
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
The tax years since 2016 remain open for federal tax examination and the tax years since 2015 remain open to examination by state and local taxing jurisdictions in which the Company is subject.

Other Investments
The Company holds investments in limited partnerships that invest in innovative companies in the health care and education-related technology fields. The Company accounts for the investments in limited partnerships under the equity method. The Company's pro-rata share in the net income of the limited partnerships is included in Other income in our consolidated statements of income. The Company accounts for the investments made through its venture fund, SEI Ventures, at cost less impairment as these investments do not have readily determinable fair value.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for doubtful accounts, useful lives of property and equipment and intangible assets, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. Actual results could differ from those estimates.
Recently Adopted Accounting Pronouncements
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for share-based payments granted to nonemployees for goods and services. ASU 2018-07 aligns guidance on share-based payments to nonemployees with the requirements for share-based payments granted to employees, including determination of the measurement date and accounting for performance conditions and for share-based payments after vesting. The Company adopted this guidance as of January 1, 2019 with no material impact on its consolidated financial statements
Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The new guidance revises the accounting requirements related to the measurement of credit losses and will require organizations to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts about collectibility. Assets must be presented in the financial statements at the net amount expected to be collected. During 2019, the FASB issued additional ASUs amending certain aspects of ASU 2016-13. The guidance will be effective for the Company's annual and interim reporting periods beginning January 1, 2020, with early adoption permitted. The Company is evaluating this standard and believes that adoption will not significantly impact its financial condition or results of operations.
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
_____________________________________________________

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
The Company incurred $20.1 million of acquisition-related costs which were recognized in Merger and integration costs in the consolidated statements of income. Issuance costs of $0.1 million were recognized in additional paid-in capital in the consolidated balance sheets.
During the year ended December 31, 2019, the Company finalized the fair value of assets acquired and liabilities assumed. Measurement period adjustments were reflected in the periods in which the adjustments occurred. During the three months ended December 31, 2018, the Company recorded measurement period adjustments that reduced cash and cash equivalents, other assets, and deferred income taxes by $0.5 million, $1.4 million, and $0.1 million, respectively. These adjustments resulted in a $1.8 million increase to goodwill recognized in connection with the CEC merger during the three months ended December 31, 2018. During the year ended December 31, 2019, the Company recorded measurement period adjustments that reduced deferred income taxes and current assets by $3.8 million and $1.9 million, respectively, and increased current liabilities and long-term liabilities by $1.3 million and $0.1 million, respectively. These adjustments resulted in a $0.5 million decrease to goodwill recognized in connection with the CEC merger during the year ended December 31, 2019. All measurement period adjustments are reflected in the fair value of assets acquired and liabilities assumed in the table below.
The fair value of assets acquired and liabilities assumed, as well as a reconciliation to consideration transferred is presented in the table below (in thousands):

Cash and cash equivalents	$167,859
Marketable securities	31,419
Tuition receivable	36,716
Income tax receivable	163
Other current assets	9,041
Marketable securities, non-current	34,700
Property and equipment, net	53,182
Other assets	14,556
Intangible assets	349,800
Goodwill	725,275
Total assets acquired	1,422,711
Accounts payable and accrued expenses	(48,103)
Contract liabilities	(39,000)
Deferred income taxes	(96,320)
Other long-term liabilities	(2,327)
Total liabilities assumed	(185,750)
Total consideration	$1,236,961

The table below presents a summary of intangible assets acquired (in thousands) and the weighted average useful lives of these assets:

	Fair Value	Weighted Average Useful Life in Years
Trade names	$183,800	Indefinite
Student relationships	166,000	3
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
Pro Forma Financial information
The following unaudited pro forma information has been presented as if the CEC acquisition occurred on January 1, 2017. The information is based on the historical results of operations of the acquired business, adjusted for:

•	The allocation of purchase price and related adjustments, including the adjustments to amortization expense related to the fair value of intangible assets acquired;

•	The exclusion of acquisition-related costs incurred during the years ended December 31, 2017 and 2018;

•	Associated tax-related impacts of adjustments; and

•	Changes to align accounting policies.
The pro forma results do not necessarily represent what would have occurred if the acquisition had actually taken place on January 1, 2017, nor do they represent the results that may occur in the future. The pro forma adjustments are based on available information and upon assumptions the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a supplemental pro forma basis. The following table presents the Company's pro forma combined revenues and net income (in thousands). Pro forma results for the year ended December 31, 2019 are not presented below because the results of CEC are included in the Company's December 31, 2019 consolidated statement of income.

	Pro Forma Combined
	Year Ended December 31, 2017	Year Ended December 31, 2018
Revenue	$895,262	$923,945
Net Income	16,364	41,058

Acquisition of New York Code and Design Academy
On January 13, 2016, the Company acquired all of the outstanding stock of the New York Code and Design Academy, Inc., a provider of web and application software development courses based in New York City. The purchase price included contingent cash payments of up to $12.5 million payable based on NYCDA’s results of operations over 5 years (the “Earnout”). In 2017, the Company recorded a $7.8 million fair value adjustment to reduce the Earnout liability to zero as the Company estimated that no amounts under the Earnout would be paid. The Earnout fair value adjustment is included in the Fair value adjustments and impairment of intangible assets line on the consolidated statements of income. No fair value adjustments were recorded to the Earnout liability in the years ended December 31, 2018 and 2019. The maximum possible amount that could still be paid under the Earnout is $11.5 million.
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the years ended December 31, 2017, 2018, and 2019 (in thousands):

	2017	2018	2019
Strayer University Segment
Tuition, net of discounts, grants and scholarships	$433,938	$451,646	$508,734
Other(1)	15,609	19,458	18,298
Total Strayer University Segment	449,547	471,104	527,032

Capella University Segment
Tuition, net of discounts, grants and scholarships	—	147,138	435,185
Other(1)	—	7,780	20,135
Total Capella University Segment	—	154,918	455,320

Non-Degree Programs Segment(2)	5,304	8,163	14,785

Consolidated revenue	$454,851	$634,185	$997,137
___________________________________________________________

(1)	Other revenue is primarily comprised of academic fees, sales of textbooks, other course materials, and other revenue streams.

(2)	Non-Degree Programs revenue is primarily comprised of tuition revenue and placement fee revenue.
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
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $19.6 million and is included as a current contract liability in the consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the Graduation Fund for the years ended December 31, 2018 and 2019 (in thousands):

	December 31, 2018	December 31, 2019
Balance at beginning of period	$37,400	$43,329
Revenue deferred	27,349	30,071
Benefit redeemed	(21,420)	(23,759)
Balance at end of period	$43,329	$49,641

Unbilled receivables – Student tuition
Academic materials may be shipped to certain new undergraduate students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all the performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue is recorded. Following adoption of ASC 606 on January 1, 2018, the balance of unbilled receivables related to such materials was $1.3 million as of December 31, 2019, and is included in tuition receivable.
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
In addition, the Company incurred personnel-related restructuring charges due to cost reduction efforts and management changes. These changes are primarily intended to integrate CEC successfully and establish an efficient ongoing cost structure for the Company.

The following details the changes in the Company’s restructuring liability for the years ended December 31, 2017, 2018, and 2019 (in thousands):

	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2016	$11,985	$—	$11,985
Restructuring and other charges(1)	—	3,414	3,414
Payments	(3,623)	(3,414)	(7,037)
Adjustments(2)	419	—	419
Balance at December 31, 2017	8,781	—	8,781
Restructuring and other charges(1)	—	16,319	16,319
Payments	(2,684)	(1,972)	(4,656)
Adjustments(2)	443	—	443
Balance at December 31, 2018(3)	6,540	14,347	20,887
Restructuring and other charges(1)	—	3,920	3,920
Payments	—	(9,984)	(9,984)
Adjustments(2)	(6,540)	—	(6,540)
Balance at December 31, 2019(3)	$—	$8,283	$8,283
___________________________________________________________

(1)
Restructuring and other charges were $3.4 million, $16.3 million, and $3.9 million for the years ended December 31, 2017, 2018, and 2019, respectively. Restructuring and other charges are included in Merger and integration costs on the consolidated statements of income.

(2)
For the years ended December 31, 2017 and 2018, adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from subleases. For the year ended December 31, 2019, adjustments represent the impact of adopting ASC 842 on January 1, 2019. In accordance with ASC 842, the lease related restructuring liability balance as of December 31, 2018 was netted against the initial ROU lease asset recognized upon adoption. Asset retirement obligations related to these restructured properties are also included in the adjustments amount.

(3)
The current portion of restructuring liabilities was $9.8 million and $6.4 million as of December 31, 2018 and December 31, 2019, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

6.    Marketable Securities
The following is a summary of available-for-sale securities as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$42,584	$165	$(40)	$42,709
Tax-exempt municipal securities	23,301	112	(215)	23,198
Variable rate demand notes	5,600	—	—	5,600
Total	$71,485	$277	$(255)	$71,507
The following is a summary of available-for-sale securities as of December 31, 2018 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$48,202	$12	$(284)	$47,930
Tax-exempt municipal securities	22,858	45	(34)	22,869
Variable rate demand notes	4,000	—	—	4,000
Total	$75,060	$57	$(318)	$74,799

The unrealized gains and losses on the Company’s investments in municipal and corporate debt securities as of December 31, 2018 and 2019 were caused by changes in market values primarily due to interest rate changes. As of December 31, 2019, the Company had no securities which were in an unrealized loss position for a period longer than twelve months. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No other-than-temporary impairment charges were recorded during the years ended December 31, 2018 and 2019.

The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2018 and 2019 (in thousands):

	December 31, 2018	December 31, 2019
Due within one year	$37,121	$34,874
Due after one year through five years	37,678	36,633
Total	$74,799	$71,507

Amounts due within one year in the table above included $5.6 million of variable rate demand notes, with contractual maturities ranging from 18 years to 26 years as of December 31, 2019. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. The Company has classified these securities based on their effective maturity date, which ranges from one day to seven days from the balance sheet date.
The Company received $16.4 million and $43.8 million of proceeds from the maturities of available-for-sale securities during the years ended December 31, 2018 and 2019, respectively. The Company did not record any gross realized gains or gross realized losses in net income during the years ended December 31, 2018 and 2019. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the years ended December 31, 2018 and 2019.
7.    Property and Equipment
The composition of property and equipment as of December 31, 2018 and 2019 is as follows (in thousands):

	2018	2019	Estimated useful life (years)
Land	$7,138	$7,138	—
Buildings and improvements	20,883	21,143	5-40
Furniture and office equipment	76,856	73,457	5-7
Computer hardware	13,546	10,173	3-7
Computer software	129,519	137,150	3-10
Leasehold improvements	44,215	49,241	3-10
Construction in progress	8,354	7,808	—
	300,511	306,110
Accumulated depreciation and amortization	(177,834)	(189,081)
	$122,677	$117,029

Construction in progress includes costs associated with the construction and renovation of campuses and the development of information technology applications.
8.    Leases
The Company has long-term, non-cancelable operating leases for campuses and other administrative facilities. These leases generally range from 1 year to 10 years and may include renewal options to extend the lease term. In addition, the leases commonly include lease incentives in the form of rent abatements and tenant improvement allowances ("TIAs"). The Company subleases certain portions of unused building space to third parties. During the year ended December 31, 2019, the Company recognized $33.5 million of lease costs.

The components of lease costs were as follows for the year ended December 31, 2019 (in thousands):

Year ended December 31, 2019
Lease cost:
Operating lease cost(1)	$35,335
Short-term lease cost	885
Sublease income	(2,696)
Total lease costs	$33,524
___________________________________________________________

(1)
Operating lease cost includes a $6.0 million of right-of-use lease asset impairment charge, which is included in Merger and integration costs on the consolidated statements of income, related to redundant leased space that was vacated during the year.

The following table provides a summary of the Company's average lease term and discount rate as of December 31, 2019:

As of December 31, 2019
Weighted-average remaining lease term (years)	5.7
Weighted-average discount rate	4.15%

Supplemental information related to the Company's leases for the year ended December 31, 2019 (in thousands):

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$32,883
Right-of-use assets obtained in exchange for operating lease liabilities	$4,431
Leasehold improvements obtained in exchange for TIAs paid directly to third parties	$2,156

Maturities of lease liabilities (in thousands):

Year Ending December 31,
2020	$29,178
2021	24,351
2022	15,479
2023	12,376
2024	10,692
Thereafter	27,592
Total lease payments(1)	119,668
Less: interest	(13,827)
Present value of lease liabilities	$105,841
__________________________________________________________

(1)	Excludes $6.5 million of legally binding minimum payments for leases signed but not yet commenced.

The minimum rental commitments for the Company as of December 31, 2018 were as follows (in thousands):

Minimum Rental Commitments(1)
2019	$33,600
2020	28,399
2021	23,485
2022	13,770
2023	10,316
Thereafter	32,745
Total	$142,315
__________________________________________________________

(1)	Amounts are based on the accounting guidance in ASC 840, Leases, that was superseded upon the Company's adoption of ASC 842 on January 1, 2019.
Rent expense was $33.6 million and $35.9 million for the years ended December 31, 2017 and 2018, respectively.
9.    Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$30,693	$30,693	$—	$—
Marketable securities:
Corporate debt securities	42,709	—	42,709	—
Tax-exempt municipal securities	23,198	—	23,198	—
Variable rate demand notes	5,600	—	5,600	—
Total assets at fair value on a recurring basis	$102,200	$30,693	$71,507	$—

Liabilities:
Deferred payments	$3,257	$—	$—	$3,257
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2018 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,791	$1,791	$—	$—
Marketable securities:
Corporate debt securities	48,430	—	48,430	—
Tax-exempt municipal securities	22,869	—	22,869	—
Variable rate demand notes	4,000	—	4,000	—
Total assets at fair value on a recurring basis	$77,090	$1,791	$75,299	$—

Liabilities:
Deferred payments	$4,120	$—	$—	$4,120

The Company measures the above items on a recurring basis at fair value as follows:

•
Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s cash and cash equivalents held at December 31, 2018 and 2019, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•
Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.

•
Deferred payments — The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011 and 2016. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.6 million as of December 31, 2019 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the years ended December 31, 2018 or 2019.
Changes in the fair value of the Company’s Level 3 liabilities during the years ended December 31, 2018 and 2019 are as follows (in thousands):

	December 31, 2018	December 31, 2019
Balance as of the beginning of period	$4,514	$4,120
Amounts paid	(1,412)	(1,579)
Other adjustments to fair value	1,018	716
Balance at end of period	$4,120	$3,257

10.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the years ended December 31, 2018 and 2019 (in thousands):

	Strayer University	Capella University	Non-Degree Programs	Total
Balance as of December 31, 2017	$6,800	$—	$13,944	$20,744
Additions	330,581	393,348	—	723,929
Impairments	—	—	(13,944)	(13,944)
Adjustments	—	1,811	—	1,811
Balance as of December 31, 2018	337,381	395,159	—	732,540
Additions	—	—	—	—
Impairments	—	—	—	—
Adjustments	—	(465)	—	(465)
Balance as of December 31, 2019	$337,381	$394,694	$—	$732,075

The additions to goodwill during the year ended December 31, 2018 were due to the acquisition of CEC described in Note 3. During the year ended December 31, 2019, the Company recorded $0.5 million of net measurement period adjustments to goodwill, as described in Note 3.

The Company assesses goodwill at least annually for impairment on the first day of the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.
In 2019, the Company performed a qualitative impairment assessment of goodwill assigned to its Capella University and JWMI reporting units using the first day of the fourth quarter of 2019 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors relevant to the reporting units, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for the Capella University and JWMI reporting units as of the assessment date.
In 2019, The Company elected to bypass a qualitative impairment assessment for goodwill assigned to the Strayer University reporting unit and proceeded directly to a quantitative impairment assessment using the first day of the fourth quarter of 2019 as the assessment date. The Company used an income-based approach to determine the fair value of the Strayer University reporting unit. The income approach consisted of a discounted cash flow model that included projections of future cash flows for the Strayer University reporting unit, calculating a terminal value, and discounting such cash flows by a risk-adjusted rate of return. The determination of fair value consists of using unobservable inputs under the fair value measurement standards.
The Company believes that the most critical assumptions and estimates used in determining the estimated fair value of the Strayer University reporting unit include, but are not limited to, the amounts and timing of expected future cash flows, the discount rate, and the terminal growth rate. The assumptions used in determining the expected future cash flows consider various factors such as historical operating trends, particularly in student enrollment and pricing, anticipated economic and regulatory conditions, reasonable expectations for planned business expansion opportunities, and long-term operating strategies and initiatives. The discount rate is based on the Company's assumption of a prudent investor's required rate of return for assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation, and future margin expectations. The Company also believes that these assumptions are consistent with a reasonable market participant view while employing the concept of highest and best use of the asset.
Based on the results of its quantitative impairment assessment, the Company concluded that the fair value of its Strayer University reporting unit exceeded its carrying value. Accordingly, no goodwill impairment charges were recorded during the year ended December 31, 2019. During the year ended December 31, 2018, the Company recorded a goodwill impairment charge of $13.9 million related to its NYCDA reporting unit (which, following the CEC merger, is included in the Non-Degree Programs segment) based on a quantitative impairment analysis performed. The goodwill impairment charge represented the excess of the carrying value of the net assets of the NYCDA reporting unit over its estimated fair value and is reflected within the Fair value adjustments and impairment of intangible assets line in the consolidated statements of income. There were no goodwill impairment charges recorded during the year ended December 31, 2017.
Intangible Assets
The following table represents the balance of the Company’s intangible assets for the years ended December 31, 2018 and 2019 (in thousands):

	December 31, 2018			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$166,000	$(23,056)	$142,944	$166,000	$(78,389)	$87,611
Not subject to amortization
Trade names	185,400	—	185,400	185,400	—	185,400
Total	$351,400	$(23,056)	$328,344	$351,400	$(78,389)	$273,011

The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $23.1 million and $55.3 million for the years ended December 31, 2018 and 2019, respectively.

The following table presents future amortization expense for finite-lived intangible assets as of December 31, 2019 (in thousands):

2020	$55,333
2021	32,278
2022	—
2023	—
2024	—
2025 and thereafter	—
Total	$87,611

Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment on the first day of the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.
In 2019, the Company performed a qualitative impairment assessment related to its indefinite-lived intangible assets using the first day of the fourth quarter of 2019 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value.
Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for the indefinite-lived intangible assets as of the assessment date. Accordingly, no impairment charges related to indefinite-lived intangible assets were recorded during the year ended December 31, 2019. During the year ended December 31, 2018, the Company recorded an indefinite-lived intangible asset impairment charge of $5.4 million related to the NYCDA trade name based on a quantitative impairment analysis performed. The indefinite-lived intangible asset impairment charge represented the excess of the carrying value of the NYCDA trade name over its estimated fair value and is reflected within the Fair value adjustments and impairment of intangible assets line in the consolidated statements of income. There were no indefinite-lived intangible asset impairment charges recorded during the year ended December 31, 2017.
11.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2018 and 2019 (in thousands):

	2018	2019
Trade payables	$36,566	$47,503
Accrued compensation and benefits	35,844	33,924
Accrued student obligations	4,284	4,580
Real estate liabilities	5,156	751
Other	4,129	4,070
Accounts payable and accrued liabilities	$85,979	$90,828

12.    Long Term Debt
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
The Company was in compliance with all the covenants of the Amended Credit Facility at December 31, 2019.
During the years ended December 31, 2018 and 2019, the Company paid unused commitment fees of $0.4 million and $0.5 million, respectively. The Company had no borrowings under the Revolver during 2017, 2018 and 2019.
13.    Equity Awards
On November 6, 2018, the Company’s shareholders approved the Strategic Education, Inc. 2018 Equity Compensation Plan (the “2018 Plan”), which replaced the Strayer Education, Inc. 2015 Equity Compensation Plan (the “2015 Plan”). The 2018 Plan provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers, and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the 2018 Plan is ten years. The number of shares of common stock authorized for issuance under the 2018 Plan is 700,000, plus the number of shares available for grant under the 2015 Plan at the time of stockholder approval of the 2018 Plan, plus the number of shares which may in the future become available under the 2015 Plan due to forfeitures of outstanding awards. As of December 31, 2019, the Company has issued and outstanding awards under the 2018 Plan as well as the 2015 Plan, the Capella Education Company 2005 Stock Incentive Plan, and the Capella Education Company 2014 Equity Incentive Plan (collectively, the “Prior Plans”).
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

Restricted Stock and Restricted Stock Units
The table below sets forth the restricted stock and restricted stock units activity for each of the three years in the period ended December 31, 2019:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2016	727,100	$97.53
Grants	75,140	82.18
Vested shares	(84,908)	66.60
Forfeitures	(1,204)	62.28
Balance, December 31, 2017	716,128	99.65
Grants	159,005	93.30
Awards assumed through acquisition of CEC	136,324	118.29
Vested shares	(236,164)	76.78
Forfeitures	(37,343)	83.69
Balance, December 31, 2018	737,950	114.43
Grants	158,748	128.87
Vested shares	(393,588)	141.75
Forfeitures	(34,160)	79.02
Balance, December 31, 2019	468,950	$98.98

Stock Options
The table below sets forth the stock option activity and other stock option information for each of the three years in the period ended December 31, 2019:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2016	100,000	$51.95	4.1	$2,868
Grants	—	—
Exercises	—	—
Forfeitures	—	—
Balance, December 31, 2017	100,000	51.95	3.1	3,763
Grants	—	—
Awards assumed through acquisition of CEC	319,846	66.98
Exercises	(162,831)	58.11
Forfeitures	(769)	51.96
Balance, December 31, 2018	256,246	66.80	7.0	11,947
Grants	—	—
Exercises	(208,114)	67.61
Forfeitures/Expirations	(2,036)	58.38
Balance, December 31, 2019	46,096	$63.49	5.2	$4,398
Exercisable, December 31, 2019	24,246	$60.27	4.0	$2,391
__________________________________________________________________________

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

The Company received $8.6 million and paid $1.8 million of net cash proceeds related to stock options exercised during the years ended December 31, 2018 and 2019, respectively. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2018 and 2019 was $11.3 million and $17.4 million, respectively. No stock options were exercised during the year ended December 31, 2017.
Valuation and Expense Information under Stock Compensation Topic ASC 718
At December 31, 2019, total stock-based compensation cost which has not yet been recognized was $24.7 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 23 months on a weighted-average basis. Approximately 313,000 shares of restricted stock awards are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.
The following table reflects the amount of stock-based compensation expense recorded in each of the expense line items for the years ended December 31, 2017, 2018, and 2019 (in thousands):

	2017	2018	2019
Instructional and support costs	$1,943	$2,588	$3,823
General and administration	9,684	10,702	7,970
Merger and integration costs	—	2,242	367
Stock-based compensation expense included in operating expense	11,627	15,532	12,160
Tax benefit	4,593	3,922	3,126
Stock-based compensation expense, net of tax	$7,034	$11,610	$9,034

During the years ended December 31, 2017, 2018, and 2019, the Company recognized tax windfalls related to share-based payment arrangements of approximately $0.6 million, $3.5 million, and $4.0 million, respectively, which were adjustments to the provision (benefit) for income taxes.
14.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2018 and 2019 (in thousands):

	2018	2019
Contract liabilities, net of current portion	$23,880	$30,925
Deferred payments related to acquisitions	5,904	4,963
Deferred rent and other facility costs	6,837	1,961
Employee separation costs	6,800	1,838
Loss on facilities not in use	4,332	—
Lease incentives	2,300	—
Other	1,263	1,764
Other long-term liabilities	$51,316	$41,451

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
Deferred Rent and Other Facility Costs and Loss on Facilities Not in Use
Prior to the adoption of ASC 842 on January 1, 2019, the Company recorded a liability for lease costs of campus and non-campus facilities that are not currently in use (see Note 5). For facilities still in use, the Company recorded rent expense on a straight-line basis over the initial term of a lease. The difference between the rent payment and the straight-line rent expense was recorded as a liability. Upon adoption of ASC 842, these liability balances were netted against the ROU asset recognized on January 1, 2019. As such, there are no long-term liability balances for deferred rent and loss on facilities not in use as of December 31, 2019. At December 31, 2018 and 2019, the Company had $1.9 million and $2.1 million, respectively, included in the deferred rent and other facility costs balances, which relate to asset retirement obligations for lease agreements requiring the leased premises to be returned in a predetermined condition.
Deferred Payments Related to Acquisitions
In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $3.1 million and $2.2 million as of December 31, 2018 and 2019, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.
Lease Incentives
In conjunction with the opening of new campuses or renovation of existing campuses, the Company, in some instances, was reimbursed by the lessors for improvements made to the leased properties. Prior to the adoption of ASC 842 on January 1, 2019, the underlying assets were capitalized as leasehold improvements and a liability was established for the reimbursements in accordance with ASC 840-20. The leasehold improvements and the liability are amortized on a straight-line basis over the corresponding lease terms, which generally range from five years to ten years. Upon adoption of ASC 842, the liability balance associated with the reimbursement was netted against the ROU asset recognized on January 1, 2019. As such, there is no lease incentive long-term liability balance as of December 31, 2019.
15.    Other Employee Benefit Plans
The Company sponsors the Strayer Education, Inc. 401(k) Plan and the Capella Education Company Retirement Savings Plan which, collectively, cover all eligible employees of the Company. Effective January 1, 2020, participants may voluntarily contribute up to $19,500 of their base compensation annually. Discretionary contributions were made by the Company to participants of the Strayer Education, Inc. 401(k) Plan matching 50% of employee deferrals up to a maximum of 3% of the employee’s annual salary. Under the Capella Education Company Retirement Savings Plan, the Company matches 100% on the first 2%, and 50% on the next 4%, of the employee contributions. The Company’s contributions to these plans totaled $1.3 million, $3.5 million and $7.2 million for the years ended December 31, 2017, 2018, and 2019, respectively.
In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2017, 2018, and 2019 were as follows:

	Shares purchased	Average price per share
2017	4,718	$77.05
2018	4,647	$100.34
2019	4,918	$126.83

16.    Stock Repurchase Plan
In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of common stock in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2019, $70 million of the Company’s share repurchase authorization was remaining and in February 2020 the Board of Directors increased its authorization for share repurchases to $250 million through December 31, 2020. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended, or terminated at any time by the Company without notice.
Repurchases of common stock are recorded as a reduction to additional paid-in capital. To the extent additional paid-in capital had been reduced to zero through stock repurchases, retained earnings was then reduced. No shares were repurchased on the open market under the stock repurchase plan during each of the three years ended December 31, 2017, 2018, and 2019.

17.    Commitments and Contingencies
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
18.    Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law, enacting a broad range of tax reform legislation affecting businesses, including reducing the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. The company recognized the income tax effects of the 2017 Act in accordance with Staff Accounting Bulletin No. 118 and revalued its federal deferred tax assets based upon the new 21% rate, which resulted in an $11.4 million provisional charge recorded to income tax expense during the year ended December 31, 2017. During 2018, the Company completed the accounting for all of the enactment-date income tax effects of the 2017 Act and recognized a $1.2 million tax benefit related to adjustments to the provisional amount recorded as of December 31, 2017.
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
The income tax provision (benefit) for the years ended December 31, 2017, 2018 and 2019 is summarized below (in thousands):

	2017	2018	2019
Current:
Federal	$21,156	$9,069	$37,878
State	4,477	3,785	11,584
Total current	25,633	12,854	49,462
Deferred:
Change in federal tax rate due to the 2017 Act	11,375	—	—
Federal	(3,193)	(13,381)	(7,009)
State	(1,781)	(2,941)	133
Total deferred	6,401	(16,322)	(6,876)
Total provision (benefit) for income taxes	$32,034	$(3,468)	$42,586

The tax effects of the principal temporary differences that give rise to the Company’s net deferred tax asset (liability) are as follows as of December 31, 2018 and 2019 (in thousands):

	2018	2019
Deferred leasing costs	$1,673	$27,074
Allowance for doubtful accounts	7,943	8,884
Contract liabilities	6,107	8,139
Stock-based compensation	19,834	6,322
Capital loss carryforward	4,174	4,459
Other	3,650	1,955
Other facility-related costs	2,080	489
Intangible assets	(82,022)	(65,777)
Right-of-use lease assets	—	(21,673)
Property and equipment	(18,441)	(13,120)
Valuation allowance	(4,356)	(4,694)
Net deferred tax asset (liability)	$(59,358)	$(47,942)

The valuation allowance for deferred tax assets as of December 31, 2018 and 2019 was $4.4 million and $4.7 million, respectively, and is primarily related to capital loss carryforwards acquired in the merger with CEC. The Company concluded that it was more likely than not that the deferred tax asset for the capital loss carryforward would not be realized due to a lack of history of recognizing capital gains.
As of December 31, 2018 and 2019, the Company’s liabilities for unrecognized tax benefits are included in other long-term liabilities in the consolidated balance sheets. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the consolidated statements of income. The Company recognized $12,000 and $145,000 of expense related to interest and penalties in 2018 and 2019, respectively. The total amount of interest and penalties included in the consolidated balance sheets was $36,000 and $119,000 as of December 31, 2018 and 2019, respectively.
The following table summarizes changes in unrecognized tax benefits, excluding interest and penalties, for the respective periods (in thousands):

	Year Ended December 31,
	2018	2019
Beginning unrecognized tax benefits	$—	$624
Additions for tax positions taken in the prior year	—	845
Additions from merger	687	—
Reductions for tax positions taken in prior years	(63)	(304)
Ending unrecognized tax benefits	$624	$1,165

The Company does not anticipate significant changes to unrecognized tax benefits within the next 12 months. As of December 31, 2019, $1.0 million of the Company’s total unrecognized tax benefits would favorably affect the Company’s effective tax rate, if recognized.
A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2017, 2018, and 2019 is as follows:

	2017	2018	2019
Statutory federal rate	35.0%	21.0%	21.0%
State income taxes, net of federal benefits	4.2	(1.4)	4.6
Adjustment to deferred tax assets as a result of the 2017 Act	21.8	—	—
Termination of deferred compensation arrangements	—	—	9.2
Transaction costs	5.2	(6.2)	—
Adjustments to contingent consideration	(5.0)	—	—
Excess tax benefit on share-based compensation	—	15.5	(2.6)
Impairment of intangible assets	—	(15.3)	—
Acceleration of deductions due to change in tax law	—	6.4	—
Other	(0.4)	(1.9)	2.2
Effective tax rate	60.8%	18.1%	34.4%

Cash payments for income taxes were $26.2 million, $13.4 million, and $48.8 million in 2017, 2018, and 2019, respectively.
19.    Other Investments
At December 31, 2019, the Company held $15.8 million in investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.2 million across these partnerships through 2027. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the years ended December 31, 2018 and 2019 (in thousands):

	2018	2019
Limited partnership investments, beginning of period	$—	$13,449
Additions from merger	12,803	—
Capital contributions	737	1,035
Pro-rata share in the net income of limited partnerships	(91)	2,337
Distributions	—	(1,026)
Limited partnership investments, end of period	$13,449	$15,795

20.    Segment Reporting
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
Two of the Company’s operating segments that meet the quantitative thresholds to qualify as reportable segments are the Strayer University and Capella University segments. The Strayer University segment is comprised of Strayer University, including its programs offered through the Jack Welch Management Institute; the Capella University segment consists of Capella University. None of the Company’s other operating segments individually meets the quantitative thresholds to qualify as reportable segments; therefore, these other operating segments are combined and presented below as Non-Degree Programs. The Non-Degree Programs reportable segment is comprised of the DevMountain, Hackbright Academy, and Sophia Learning operations.
Revenue and operating expenses are generally directly attributable to the segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.

A summary of financial information by reportable segment (in thousands) for the years ended December 31, 2017, 2018, and 2019 is presented in the following table:

	2017	2018	2019
Revenues
Strayer University	$449,547	$471,104	$527,032
Capella University	—	154,918	455,320
Non-Degree Programs	5,304	8,163	14,785
Consolidated revenues	$454,851	$634,185	$997,137
Income (loss) from operations
Strayer University	$64,801	$68,188	$106,132
Capella University	—	6,340	88,981
Non-Degree Programs	(8,225)	(5,920)	(991)
Amortization of intangible assets	—	(25,694)	(61,667)
Merger and integration costs	(11,879)	(45,745)	(21,923)
Fair value adjustments and impairment of intangible assets	7,512	(19,909)	—
Consolidated income (loss) from operations	$52,209	$(22,740)	$110,532
The following table presents a schedule of significant non-cash items included in segment income (loss) from operations by reportable segment (in thousands):

	2017	2018	2019
Depreciation and amortization
Strayer University	$18,268	$19,997	$23,790
Capella University	—	7,382	18,006
Non-Degree Programs	465	741	997
Amortization of intangible assets	—	25,694	61,667
Merger and integration costs	—	729	401
Consolidated depreciation and amortization	$18,733	$54,543	$104,861
Stock-Based compensation
Strayer University	$11,627	$11,602	$5,611
Capella University	—	1,495	5,799
Non-Degree Programs	—	193	383
Merger and integration costs	—	2,242	367
Consolidated stock-based compensation	$11,627	$15,532	$12,160

21.    Summarized Quarterly Financial Data (Unaudited)
Quarterly financial information for 2018 and 2019 is as follows (in thousands except per share data):

	Quarter
2018	First	Second	Third	Fourth
Revenues	$116,469	$114,668	$160,945	$242,103
Income from operations	11,328	4,184	(57,127)	18,875
Net income (loss)	9,467	5,188	(52,781)	22,455
Net income (loss) per share:
Basic	$0.88	$0.48	$(2.97)	$1.05
Diluted	$0.84	$0.46	$(2.97)	$1.02

	Quarter
2019	First	Second	Third	Fourth
Revenues	$246,508	$245,110	$241,747	$263,772
Income from operations	25,723	27,596	20,000	37,213
Net income	11,500	24,409	16,692	28,537
Net income per share:
Basic	$0.53	$1.12	$0.77	$1.31
Diluted	$0.52	$1.10	$0.75	$1.29

22.    Litigation
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
23.    Regulation
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
The 2015 Regulations included two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measured student debt in relation to earnings, and the discretionary income rate measured student debt in relation to discretionary income. A program passed if the program’s graduates:
•have an annual income rate that does not exceed 8%; or
•have a discretionary income rate that does not exceed 20%.
In addition, a program that did not pass either of the debt-to-earnings metrics and had an annual income rate between 8% and 12%, or a discretionary income rate between 20% and 30%, was considered to be in a warning zone. A program failed if the program’s graduates had an annual income rate of 12% or greater and a discretionary income rate of 30% or greater. A program became Title IV-ineligible for three years if it failed both metrics for two out of three consecutive years, or failed to pass at least one metric for four consecutive award years. On January 8, 2017, Strayer University and Capella University received their final 2015 debt-to-earnings measures. None of Strayer University or Capella University programs failed the debt-to-earnings metrics. Two active Strayer University programs, the Associate in Arts in Accounting and Associate in Arts in Business Administration, and one active Capella University program, the Masters of Science in Marriage and Family

Counseling/Therapy, were “in the zone,” which means each of those three programs remained fully eligible. The Department has not yet released 2016 debt-to-earnings measures.
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
In June 2019, the Department of Education conducted an announced, on-site program review at Capella University, focused on Capella University’s FlexPath program. The review covered the 2017-2018 and 2018-2019 federal financial aid years. The program review has not concluded. In general, after the Department of Education conducts its site visit and reviews data supplied by the institution, it sends the institution a program review report. The institution has the opportunity to respond to any findings in the report. The Department of Education then issues a Final Program Review Determination, which identifies any liabilities. The institution may appeal any monetary liabilities specified in the Final Program Review Determination.
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
As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022. As is typical, the Provisional Program Participation Agreement subjects Capella University to certain requirements during the period of provisional certification, including that Capella must apply for and receive approval from the Department in connection with establishing new locations or the addition of new Title IV-eligible educational programs.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2019, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Under the supervision, and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2019, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Controls over Financial Reporting
During the quarter ended December 31, 2019, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
The following table sets forth certain information with respect to the Company’s directors, executive officers, and significant employees:

Name	Age	Position
Directors:
Robert S. Silberman	62	Executive Chairman
J. Kevin Gilligan	65	Vice Chairman
Robert R. Grusky	62	Presiding Independent Director
Dr. Charlotte F. Beason	72	Director
Rita D. Brogley	54	Director
Dr. John T. Casteen III	76	Director
H. James Dallas	61	Director
Nathaniel C. Fick	42	Director
Karl McDonnell	53	Director, Chief Executive Officer
Todd A. Milano	67	Director
G. Thomas Waite, III	68	Director

Executive Officers:
Daniel W. Jackson	45	Executive Vice President and Chief Financial Officer
Lizette B. Herraiz	45	Senior Vice President and General Counsel
Andrew E. Watt	42	Senior Vice President, Chief Operating Officer
Christa E. Hokenson	49	Senior Vice President, Chief Human Resources Officer
Thomas J. Aprahamian	51	Senior Vice President, Controller and Chief Accounting Officer
Directors
Mr. Robert S. Silberman has been a Director of the Company since March 2001. He was Chairman of the Board from February 2003 to 2013 and Chief Executive Officer from March 2001 to 2013. Mr. Silberman was named Executive Chairman of the Board in 2013. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Since 2014, he has served as a Managing Director of Equity Group Investments. He also serves as the Chairman of the Board of Directors of Par Pacific Holdings and as Lead Director of the Board of Covanta Holding Company. He is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.
Mr. J. Kevin Gilligan served as the Chief Executive Officer and a member of the Board of Directors of Capella Education Company beginning in March 2009, and was appointed the Chairman of the Board of Capella Education Company in February 2010, positions he held until being appointed as Executive Vice Chairman of the Board of Strategic Education, Inc. on August 1, 2018. Mr. Gilligan resigned as an executive of the Company on August 1, 2019 and continues to serve as Vice Chairman of the Board. Mr. Gilligan is a member of the board of directors for Graco Inc., a publicly held manufacturer and supplier of fluid handling equipment, and from September 2004 until February 2009 was a member of the board for ADC Telecommunications, Inc., a publicly held global supplier of network infrastructure. Mr. Gilligan was previously the Chief Executive Officer of United Subcontractors, Inc., a nationwide construction services company, from 2004 until February 2009. From 2001 to 2004, Mr. Gilligan served as President and Chief Executive Officer of the Automation and Control Solutions Group of Honeywell International, a diversified technology and manufacturing company. From 2000 to 2001, Mr. Gilligan served as President of the Home and Building Control Division of Honeywell International. Mr. Gilligan also served as President of the Solutions and Services Division of Honeywell International from 1997 to 1999 and as Vice President and General Manager of the North American Region of the Home and Building Control Division from 1994 to 1997. Mr. Gilligan holds a bachelor’s degree in economics from Boston College.

Mr. Robert R. Grusky is the Founder and has been the Managing Member of Hope Capital Management, LLC, an investment manager, since 2000. He co-founded New Mountain Capital, LLC, a private equity firm, in 2000, was a Principal and Member from 2000 to 2005, was a Senior Advisor from 2005 to 2019, and has served on the Executive Leadership Council since then. From 1998 to 2000, Mr. Grusky served as President of RSL Investments Corporation. From 1985 to 1997, with the exception of 1990 to 1991 when he was on a leave of absence to serve as a White House Fellow and Assistant for Special Projects to the Secretary of Defense, Mr. Grusky served in a variety of capacities at Goldman, Sachs & Co., first in its Mergers & Acquisitions Department and then in its Principal Investment Area. He also serves on the Board of Directors of AutoNation, Inc. Mr. Grusky has served on the Board since 2001, is the Chair of the Nominating Committee, and currently serves as the Presiding Independent Director. He holds a bachelor’s degree in history from Union College and a master’s degree in business administration from Harvard University.
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
Ms. Rita D. Brogley is an experienced executive and entrepreneur in both early stage and large public companies. From 2016 to 2019, Ms. Brogley was the Head of Global Enterprise Partnerships for Facebook's Messaging Platforms. Prior to that, Ms. Brogley served as President and CEO of MyBuys, a marketing technology company, from 2012 until its merger with Magnetic in 2015. From 2008 to 2011, Ms. Brogley was the CEO of Amadesa, a technology provider of website testing and optimization, and from 2000 to 2002, she served as the President and CEO of Moxi Digital, a digital home software and hardware company. Ms. Brogley served as Director of Business Development and Marketing Europe for Microsoft TV from 1997 to 2000 and was a management consultant with Bain and Company from 1995 to 1997. Ms. Brogley presently serves on the Board of Trinity Health, a healthcare system based in Michigan. Ms. Brogley served on the Board of Capella Education Company from 2014 until her appointment to the Board of Strategic Education, Inc. on August 1, 2018. She is a member of the Compensation Committee. Ms. Brogley holds a bachelor’s degree in industrial engineering from Northwestern University and a master’s degree in business administration from the Harvard Business School.
Dr. John T. Casteen III is the President Emeritus and University Professor at the University of Virginia, where he teaches courses in literature, cultural history, and public policy. He served as President of the University of Virginia from 1990 through 2010. He was President of the University of Connecticut from 1985 to 1990. From 1982 to 1985, Dr. Casteen served as the Secretary of Education for the Commonwealth of Virginia. Dr. Casteen is on the board of directors of Altria, Inc. Dr. Casteen is also director of a number of charitable and privately-held business entities, including ECHO 360. He has chaired the boards of both the College Entrance Examination Board and the Association of American Universities. Dr. Casteen has been a member of the Board since 2011, and is on the Nominating Committee of the Board. Dr. Casteen holds a bachelor’s degree, master’s degree and a Ph.D. in English from the University of Virginia, as well as several honorary degrees, including degrees from the Universities of Athens (Greece) and Edinburgh (Scotland) and two community colleges in Virginia.
Mr. H. James Dallas has been an independent consultant since September 2013, focusing on information technology strategy, risk, and change management through James Dallas & Associates. From March 2006 until September 2013, Mr. Dallas was with Medtronic Public Limited Company, a manufacturer of cardiac and other specialized medical devices. He was responsible for various aspects of Medtronic’s operations, serving first as Medtronic’s Senior Vice President and Chief Information Officer and most recently, from 2008 to 2013, as Senior Vice President, Quality and Operations. Prior to joining Medtronic, Mr. Dallas was with Georgia-Pacific Corporation, a maker of tissue, pulp, paper, packaging, building products and related chemicals, from 1984 to 2006. While at Georgia-Pacific, Mr. Dallas held various roles of increasing responsibility, ending his career with Georgia-Pacific as its Vice President and Chief Information Officer from 2002 to 2006. In addition, Mr. Dallas also serves as a director of the non-profits Grady Memorial Hospital Corporation and the Atlanta Community Food Bank. Prior to joining the Board of Strategic Education on August 1, 2018, on which he serves as a member of the Audit Committee, he served on the Board of Capella Education Company. He also serves on the boards of KeyCorp and Centene Corporation, and formally served on the board of WellCare Health Plans, Inc. from September 2016 until its acquisition by Centene in January 2020. Mr. Dallas holds a bachelor’s degree in accounting from the University of South Carolina-Aiken, and a master’s of business administration from Emory University.
Mr. Nathaniel C. Fick leads Elastic NV's information security business as the General Manager of Elastic Security. Previously, he was CEO of Endgame from 2012 through its acquisition by Elastic (NYSE: ESTC) in 2019. He also led

Endgame’s professional services business through its acquisition by Accenture in 2017. Mr. Fick spent nearly a decade as an operating partner at Bessemer Venture Partners, where he worked with management teams to build durable businesses. Mr. Fick writes and speaks regularly on entrepreneurship, leadership, corporate governance, and technology issues, and his commentary has been featured in the New York Times, Washington Post, Bloomberg, CNBC, NPR and CNN. He was named by Fast Company magazine as one of the “100 Most Creative People in Business” and Endgame was selected by Forbes as one of the “100 Best Cloud Companies in the World.” Mr. Fick started his career as a Marine Corps infantry and reconnaissance officer, including combat tours in Afghanistan and Iraq. His book about that experience, One Bullet Away, was a New York Times bestseller, a Washington Post "Best Book of the Year," and one of the Military Times' "Best Military Books of the Decade." Mr. Fick graduated with high honors in Classics from Dartmouth College and holds an MPA from the Harvard Kennedy School and MBA from the Harvard Business School. He serves as a Trustee of Dartmouth, and as a member of the Military and Veterans Advisory Council at JPMorgan Chase & Co. Mr. Fick was elected to the Board in 2016, and serves on the Audit Committee.
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
Mr. G. Thomas Waite, III, now retired, was the Treasurer and Chief Financial Officer of the Humane Society of the United States from 1997 until January 2020. Prior to that, he served as Controller beginning in 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership. Mr. Waite has served on the Board since 1996, is Chair of the Audit Committee, and is a former member of the Strayer University Board of Trustees. Mr. Waite holds a bachelor’s degree in commerce from the University of Virginia and is a Certified Public Accountant, and a Chartered Global Management Accountant. Mr. Waite is a leader in philanthropy and the non-profit sector, which is the Company’s indispensable partner in fulfilling our mission of providing quality education to working adults.
Executive Officers
Mr. Daniel W. Jackson is Executive Vice President, Chief Financial Officer. Mr. Jackson has been with the company since 2003 and has served as Senior Vice President of Finance, Regional Vice President of Operations, Director of Business Operations, Campus Director, and Manager of Financial Analysis. Prior to joining Strayer, Mr. Jackson was an Equity Research Associate with Legg Mason Wood Walker, and Director of Operations for Fairmont Schools, Inc. Mr. Jackson holds a bachelor’s degree in international affairs from the University of Colorado at Boulder, and a master’s degree in business administration from Georgetown University.
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
Mr. Andrew E. Watt is Senior Vice President, Chief Operating Officer. Mr. Watt previously served as Senior Vice President of Post-Secondary Education to SEI, and previously under the same title to Capella Education Company. Prior to service as SVP of Post-Secondary Education, Andy served as vice president of Colleges and University Operations and Capella University’s chief operations officer from 2014 to 2019. He has held a variety of leadership positions across Capella University, including roles in Operations, Finance, Analytics and its Markets & Products team. Before joining Capella, he worked in transaction advisory services at both Deloitte & Touche LLP and Arthur Andersen LLP. Mr. Watt graduated from the University of St. Thomas with a bachelor’s degree in finance and accounting.
Ms. Christa E. Hokenson is Senior Vice President, Chief Human Resources Officer. Ms. Hokenson joined SEI in 2018 and brings more than 20 years of experience in business leadership, organizational consulting, and HR strategy. Previously, Ms. Hokenson was Managing Director and Chief Human Resources Officer at ProShares, and held HR leadership positions at Capital One in both Europe and the U.S. She earned a Bachelor of Arts degree from The College of William & Mary.

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
Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” “Code of Ethics” and “Delinquent Section 16(a) Reports” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2019.

Item 11.	Executive Compensation
The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2019.

Item 14.	Principal Accounting Fees and Services
The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2019.
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

4.2*	Description of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.7†	Amended Strayer Education, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.01 to the Company's Registration Statement on Form S-8 filed with the Commission on October 5, 2001).

10.8†
Strayer Education, Inc. 2011 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive Proxy Statement (File No. 000-21039) filed with the Commission on March 29, 2011).

10.9†	Strayer Education, Inc. 2015 Equity Compensation Plan (incorporated by reference to Exhibit A to the Company’s definitive proxy statement filed on March 13, 2015).

10.10†
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

10.14†	Strategic Education, Inc. 2018 Equity Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 8, 2018).

10.15†
Form of Restricted Stock Award Agreement — Time Based — under the 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.16†
Form of Restricted Stock Award Agreement — Performance Based — under the 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.17†
Form of Nonqualified Stock Option Agreement under the 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.18†
Form of Restricted Stock Award Agreement – Non-Employee Director – under the 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.19†
Capella Education Company 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Capella Education Company’s Registration Statement on Form S-1/A filed with the Commission on June 6, 2005).

10.20†
Capella Education Company 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to Capella Education Company’s definitive Proxy Statement (File No. 1-33140) for its 2014 annual meeting of shareholders filed with the Commission on March 24, 2014).

10.21†
Form of Restricted Stock Award Agreement – Time Based – under the Capella Education Company 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.22†
Form of Restricted Stock Award Agreement – Performance Based – under the Capella Education Company 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.23†
Form of Restricted Stock Award Agreement – Non-Employee Director – under the Capella Education Company 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included in signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________

*	Filed herewith.

**	Furnished herewith.

†	Denotes management contract or compensation plan or arrangement.

Item 16.	Item 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Karl McDonnell
Karl McDonnell
Chief Executive Officer
Date: March 2, 2020

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Executive Chairman	March 2, 2020
Robert S. Silberman

/s/ J. Kevin Gilligan	Vice Chairman	March 2, 2020
J. Kevin Gilligan

/s/ Karl McDonnell	Chief Executive Officer and Director	March 2, 2020
Karl McDonnell	(Principal Executive Officer)

/s/ Daniel W. Jackson	Chief Financial Officer	March 2, 2020
Daniel W. Jackson	(Principal Financial Officer)

/s/ Thomas J. Aprahamian	Controller and Chief Accounting Officer	March 2, 2020
Thomas J. Aprahamian	(Principal Accounting Officer)

/s/ Charlotte F. Beason	Director	March 2, 2020
Charlotte F. Beason

/s/ Rita D. Brogley	Director	March 2, 2020
Rita D. Brogley

/s/ John T. Casteen, III	Director	March 2, 2020
John T. Casteen, III

/s/ H. James Dallas	Director	March 2, 2020
H. James Dallas

/s/ Nathaniel C. Fick	Director	March 2, 2020
Nathaniel C. Fick

/s/ Robert R. Grusky	Director	March 2, 2020
Robert R. Grusky

/s/ Todd A. Milano	Director	March 2, 2020
Todd A. Milano

/s/ G. Thomas Waite, III	Director	March 2, 2020
G. Thomas Waite, III