Form 10-Q
period 2020-03-31
Strategic Education, Inc.
filed 2020-04-29
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of April 17, 2020, there were outstanding 22,214,598 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2019	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$419,693	$442,845
Marketable securities	34,874	26,842
Tuition receivable, net	51,523	41,335
Other current assets	18,004	21,761
Total current assets	524,094	532,783
Property and equipment, net	117,029	117,284
Right-of-use lease assets	84,778	82,345
Marketable securities, non-current	36,633	36,590
Intangible assets, net	273,011	259,178
Goodwill	732,075	732,075
Other assets	21,788	23,566
Total assets	$1,789,408	$1,783,821

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,828	$81,859
Income taxes payable	1,352	13,728
Contract liabilities	39,284	40,495
Lease liabilities	25,284	24,806
Total current liabilities	156,748	160,888
Deferred income tax liabilities	47,942	44,581
Lease liabilities, non-current	80,557	78,765
Other long-term liabilities	41,451	40,440
Total liabilities	326,698	324,674
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 21,964,809 and 22,213,587 shares issued and outstanding at December 31, 2019 and March 31, 2020, respectively	220	222
Additional paid-in capital	1,309,438	1,287,406
Accumulated other comprehensive income	233	253
Retained earnings	152,819	171,266
Total stockholders’ equity	1,462,710	1,459,147
Total liabilities and stockholders’ equity	$1,789,408	$1,783,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended March 31,
	2019	2020
Revenues	$246,508	$265,302
Costs and expenses:
Instructional and support costs	134,050	132,936
General and administration	64,139	69,226
Amortization of intangible assets	15,417	15,417
Merger and integration costs	7,179	3,764
Total costs and expenses	220,785	221,343
Income from operations	25,723	43,959
Other income	3,327	2,123
Income before income taxes	29,050	46,082
Provision for income taxes	17,550	10,843
Net income	$11,500	$35,239
Earnings per share:
Basic	$0.53	$1.62
Diluted	$0.52	$1.60
Weighted average shares outstanding:
Basic	21,499	21,810
Diluted	22,050	22,071
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2019	2020
Net income	$11,500	$35,239
Other comprehensive income:
Unrealized gains on marketable securities, net of tax	234	20
Comprehensive income	$11,734	$35,259
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2018	21,743,498	$217	$1,306,653	$118,322	$32	$1,425,224
Stock-based compensation	—	—	2,772	82	—	2,854
Exercise of stock options, net	51,889	1	(1,700)	—	—	(1,699)
Issuance of restricted stock, net	128,413	1	(3,555)	—	—	(3,554)
Common stock dividends ($0.50 per share)	—	—	—	(11,121)	—	(11,121)
Unrealized gains on marketable securities, net of tax	—	—	—	—	234	234
Net income	—	—	—	11,500	—	11,500
Balance at March 31, 2019	21,923,800	$219	$1,304,170	$118,783	$266	$1,423,438

	For the three months ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2019	21,964,809	$220	$1,309,438	$152,819	$233	$1,462,710
Impact of adoption of new accounting standard	—	—	—	(3,311)	—	(3,311)
Stock-based compensation	—	—	3,025	—	—	3,025
Exercise of stock options, net	14,315	—	847	—	—	847
Issuance of restricted stock, net	236,232	2	(25,799)	—	—	(25,797)
Repurchase of common stock	(1,769)	—	(105)	(142)	—	(247)
Common stock dividends ($0.60 per share)	—	—	—	(13,339)	—	(13,339)
Unrealized gains on marketable securities, net of tax	—	—	—	—	20	20
Net income	—	—	—	35,239	—	35,239
Balance at March 31, 2020	22,213,587	$222	$1,287,406	$171,266	$253	$1,459,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2019	2020
Cash flows from operating activities:
Net income	$11,500	$35,239
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	83	83
Amortization of investment discount/premium	127	65
Depreciation and amortization	25,983	25,733
Deferred income taxes	10,834	(2,108)
Stock-based compensation	3,010	3,025
Impairment of right-of-use lease assets	—	453
Changes in assets and liabilities:
Tuition receivable, net	4,847	3,553
Other current assets	(1,060)	(3,321)
Other assets	325	231
Accounts payable and accrued expenses	(3,537)	(7,028)
Income taxes payable and income taxes receivable	6,031	12,314
Contract liabilities	1,702	1,901
Other long-term liabilities	(1,187)	(1,445)
Net cash provided by operating activities	58,658	68,695

Cash flows from investing activities:
Purchases of property and equipment	(8,756)	(14,258)
Purchases of marketable securities	(6,249)	(1,863)
Maturities of marketable securities	12,910	9,905
Other investments	(374)	(118)
Net cash used in investing activities	(2,469)	(6,334)

Cash flows from financing activities:
Common dividends paid	(11,091)	(13,327)
Net payments for stock awards	(4,443)	(25,089)
Repurchase of common stock	—	(247)
Net cash used in financing activities	(15,534)	(38,663)
Net increase in cash, cash equivalents, and restricted cash	40,655	23,698
Cash, cash equivalents, and restricted cash — beginning of period	312,237	420,497
Cash, cash equivalents, and restricted cash — end of period	$352,892	$444,195
Noncash transactions:
Non-cash additions to property and equipment	$634	$1,392
Right-of-use lease assets obtained in exchange for operating lease liabilities	$1,190	$3,504
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Nature of Operations
Strategic Education, Inc. (“Strategic Education” or the “Company”), a Maryland corporation formerly known as Strayer Education, Inc., is a national leader in education innovation, dedicated to enabling economic mobility for working adults through education. The Company operates primarily through its wholly-owned subsidiaries Strayer University and Capella University (the "Universities"), both accredited post-secondary institutions of higher education. During the first quarter of 2020, the Company revised its reportable segments, as discussed further in Note 13. Prior period segment disclosures have been restated to conform to the current period presentation. The accompanying condensed consolidated financial statements and footnotes include the results of the Company’s two reportable segments: Strayer University and Capella University.

2.	Significant Accounting Policies
Financial Statement Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
All information as of December 31, 2019 and March 31, 2019 and 2020, and for the three months ended March 31, 2019 and 2020 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date. Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.
Below is a description of the nature of the costs included in the Company’s operating expense categories.
Instructional and support costs ("I&SC") generally contain items of expense directly attributable to activities of the Strayer University and Capella University segments that support students and learners. This expense category includes salaries and benefits of faculty and academic administrators, as well as admissions and administrative personnel who support and serve student interests. Instructional and support costs also include course development costs and costs associated with delivering course content, including educational supplies, facilities, and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instructional and support costs.
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
Amortization of intangibles assets consists of amortization and depreciation expense related to intangible assets and software assets acquired through the Company's merger with Capella Education Company ("CEC").
Merger and integration costs include integration expenses associated with the Company's merger with CEC, and transaction expenses associated with potential future business combinations.

New Accounting Standard for Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13" or "ASC 326"). ASU 2016-13 revises the accounting requirements related to the measurement of credit losses and requires organizations to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts about collectability. Assets must be presented in the financial statements at the net amount expected to be collected. During 2019, the FASB issued additional ASUs amending certain aspects of ASU 2016-13.
On January 1, 2020, the Company adopted the new accounting standard and all of the related amendments using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new credit loss standard to its tuition receivables by recording a $3.3 million adjustment, net of tax, to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326. The comparative information has not been restated and continues to be reported under the accounting standards in effect in those reporting periods.
The impact of adoption of ASC 326 on the Company's balance sheet was as follows (in thousands):

	As of January 1, 2020
	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Tuition receivable, net	$46,952	$51,523	$(4,571)
Deferred income tax liabilities	$46,681	$47,942	$(1,261)
Retained earnings	$149,509	$152,819	$(3,310)

The Company does not expect ASC 326 to have a significant impact on its financial condition or results of operations on an ongoing basis.
Restricted Cash
A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the Universities during the academic term. The Company had approximately $0.3 million and $0.9 million of these unpaid obligations as of December 31, 2019 and March 31, 2020, respectively, which are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2019 and 2020 (in thousands):

	As of March 31,
	2019	2020
Cash and cash equivalents	$352,387	$442,845
Restricted cash included in other current assets	5	850
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$352,892	$444,195

Tuition Receivable and Allowance for Credit Losses
The Company records tuition receivable and contract liabilities for its students upon the start of the academic term or program. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the Universities' student bases and through the participation of the majority of the students in federally funded financial aid programs. An allowance for credit losses is established based upon historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of estimated recoveries. These collection rates incorporate historical performance based on a student’s current enrollment status, likelihood of future enrollment, degree mix trends and changes in the overall economic environment. The Company periodically assesses its methodologies for estimating credit losses in consideration of actual experience.

The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2019 and March 31, 2020 (in thousands):

	December 31, 2019	March 31, 2020
Tuition receivable	$82,454	$79,429
Allowance for credit losses	(30,931)	(38,094)
Tuition receivable, net	$51,523	$41,335

Approximately $1.0 million and $3.1 million of tuition receivable are included in other assets as of December 31, 2019 and March 31, 2020, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three months ended March 31, 2019 and 2020 (in thousands). The provision for credit losses for the three months ended March 31, 2020 includes additional reserves to account for projected deterioration in collections performance in 2020 due to the COVID-19 pandemic.

	For the three months ended March 31,
	2019	2020
Allowance for credit losses, beginning of period	$28,457	$30,931
Impact of adopting ASC 326	—	4,571
Additions charged to expense	12,320	11,171
Write-offs, net of recoveries	(11,390)	(8,579)
Allowance for credit losses, end of period	$29,387	$38,094

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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 21,964,809 and 22,213,587 shares were issued and outstanding as of December 31, 2019 and March 31, 2020, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In February 2020, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on March 16, 2020.

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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2019 and 2020 (in thousands):

	For the three months ended March 31,
	2019	2020
Weighted average shares outstanding used to compute basic earnings per share	21,499	21,810
Incremental shares issuable upon the assumed exercise of stock options	92	21
Unvested restricted stock and restricted stock units	459	240
Shares used to compute diluted earnings per share	22,050	22,071

During the three months ended March 31, 2019 and 2020, the Company had approximately 59,000 and 3,000 shares of restricted stock, respectively, excluded from the diluted earnings per share calculation because the effect would have been antidilutive.
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2019 and March 31, 2020, the balance of accumulated other comprehensive income was $233,000, net of tax of $90,000 and $253,000, net of tax of $98,000, respectively. There were no reclassifications out of accumulated other comprehensive income to net income for the three months ended March 31, 2020.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for credit losses, useful lives of property and equipment and intangible assets, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. Actual results could differ from those estimates.
Recently Issued Accounting Standards Not Yet Adopted
ASUs recently issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.

3.	Revenue Recognition
The Company’s revenues primarily consist of tuition revenue arising from educational services provided in the form of classroom instruction and online courses. Tuition revenue is deferred and recognized ratably over the period of instruction, which varies depending on the course format and chosen program of study. Strayer University’s educational programs and Capella University’s GuidedPath classes typically are offered on a quarterly basis, and such periods coincide with the Company’s quarterly financial reporting periods, while Capella University’s FlexPath courses are delivered over a twelve-week subscription period.

The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three months ended March 31, 2019 and 2020 (in thousands):

	For the three months ended March 31,
	2019	2020
Strayer University Segment
Tuition, net of discounts, grants and scholarships	$125,983	$140,497
Other(1)	4,762	5,157
Total Strayer University Segment	130,745	145,654
Capella University Segment
Tuition, net of discounts, grants and scholarships	110,221	114,186
Other(1)	5,542	5,462
Total Capella University Segment	115,763	119,648
Consolidated revenue	$246,508	$265,302
_________________________________________

(1)	Other revenue is primarily comprised of academic fees, sales of course materials, placement fees and other revenue streams.
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

Contract Liabilities – Graduation Fund
In 2013, Strayer University introduced the Graduation Fund, which allows new undergraduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. New students registering in credit-bearing courses in any undergraduate program receive one free course for every three courses that the student successfully completes. To be eligible, students must meet all of Strayer University’s admission requirements and must be enrolled in a bachelor’s degree program. The Company’s employees and their dependents are not eligible for the program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In response to the COVID-19 pandemic, Strayer University is temporarily allowing students to miss two consecutive terms without losing their Graduation Fund credits.
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $20.4 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the three months ended March 31,
	2019	2020
Balance at beginning of period	$43,329	$49,641
Revenue deferred	6,945	7,179
Benefit redeemed	(5,798)	(5,608)
Balance at end of period	$44,476	$51,212

Unbilled receivables – Student tuition
Academic materials may be shipped to certain new undergraduate students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue are recorded. The balance of unbilled receivables related to such materials was $1.3 million as of March 31, 2020, and is included in tuition receivable.

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
In addition, the Company has incurred personnel-related restructuring charges due to cost reduction efforts and management changes. These changes primarily related to the integration of CEC in order to establish an efficient ongoing cost structure for the Company.

The following details the changes in the Company’s restructuring liability during the three months ended March 31, 2019 and 2020 (in thousands):

	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2018	$6,540	$14,347	$20,887
Restructuring and other charges(1)	—	1,913	1,913
Payments	—	(2,424)	(2,424)
Adjustments(2)	(6,540)	—	(6,540)
Balance at March 31, 2019	$—	$13,836	$13,836

Balance at December 31, 2019(3)	$—	$8,283	$8,283
Restructuring and other charges(1)	—	—	—
Payments	—	(2,708)	(2,708)
Adjustments	—	—	—
Balance at March 31, 2020(3)	$—	$5,575	$5,575
_____________________________________

(1)
Restructuring and other charges were $1.9 million for the three months ended March 31, 2019. Restructuring and other charges are included in Merger and integration costs on the unaudited condensed consolidated statements of income. There were no Restructuring and other charges for the three months ended March 31, 2020.

(2)
Adjustments represent the impact of adopting ASC 842 on January 1, 2019. In accordance with ASC 842, the lease related restructuring liability balance as of December 31, 2018 was netted against the initial ROU lease asset recognized upon adoption. Asset retirement obligations related to these restructured properties are also included in the adjustments amount.

(3)
The current portion of restructuring liabilities was $6.4 million and $4.6 million as of December 31, 2019 and March 31, 2020, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

5. Marketable Securities
The following is a summary of available-for-sale securities as of March 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$34,457	$62	$(160)	$34,359
Tax-exempt municipal securities	23,321	221	(69)	23,473
Variable rate demand notes	5,600	—	—	5,600
Total	$63,378	$283	$(229)	$63,432

The following is a summary of available-for-sale securities as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$42,584	$165	$(40)	$42,709
Tax-exempt municipal securities	23,301	112	(215)	23,198
Variable rate demand notes	5,600	—	—	5,600
Total	$71,485	$277	$(255)	$71,507

The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2019 and March 31, 2020 were caused by changes in market values primarily due to interest rate changes. As of March 31, 2020, there were no securities in an unrealized loss position for a period longer than twelve months. The Company has no allowance for credit losses related to its available-for-sale securities as all investments are in investment grade securities. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No impairment charges were recorded during the three months ended March 31, 2019 and 2020.

The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2019 and March 31, 2020 (in thousands):

	December 31, 2019	March 31, 2020
Due within one year	$34,874	$26,842
Due after one year through five years	36,633	36,590
Total	$71,507	$63,432

Amounts due within one year in the table above included $5.6 million of variable rate demand notes, which have contractual maturities ranging from 17 years to 26 years as of March 31, 2020. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. The Company has classified these securities based on their effective maturity dates, which range from one day to seven days from the balance sheet date.
The Company received $12.9 million and $9.9 million of proceeds from the maturities of available-for-sale securities during the three months ended March 31, 2019 and 2020, respectively. The Company did not record any gross realized gains or losses in net income during the three months ended March 31, 2019 and 2020. Additionally, there were no proceeds from sales of marketable securities prior to maturity during the three months ended March 31, 2019 and 2020.

6.	Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$39,236	$39,236	$—	$—
Marketable securities:
Corporate debt securities	34,359	—	34,359	—
Tax-exempt municipal securities	23,473	—	23,473	—
Variable rate demand notes	5,600	—	5,600	—
Total assets at fair value on a recurring basis	$102,668	$39,236	$63,432	$—

Liabilities:
Deferred payments	$2,731	$—	$—	$2,731

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$30,693	$30,693	$—	$—
Marketable securities:
Corporate debt securities	42,709	—	42,709	—
Tax-exempt municipal securities	23,198	—	23,198	—
Variable rate demand notes	5,600	—	5,600	—
Total assets at fair value on a recurring basis	$102,200	$30,693	$71,507	$—

Liabilities:
Deferred payments	$3,257	$—	$—	$3,257

The Company measures the above items on a recurring basis at fair value as follows:

•
Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2019 and March 31, 2020 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•
Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.

•
Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $0.4 million as of March 31, 2020 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2019 and 2020.
Changes in the fair value of the Company’s Level 3 liabilities during the three months ended March 31, 2019 and 2020 are as follows (in thousands):

	As of March 31,
	2019	2020
Balance as of the beginning of period	$4,120	$3,257
Amounts paid	(751)	(808)
Other adjustments to fair value	762	282
Balance at end of period	$4,131	$2,731

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2019 and March 31, 2020 (in thousands):

	December 31, 2019	March 31, 2020
Trade payables	$47,503	$51,294
Accrued compensation and benefits	33,924	21,613
Accrued student obligations	4,580	4,402
Real estate liabilities	751	741
Other	4,070	3,809
Accounts payable and accrued liabilities	$90,828	$81,859

8.	Long-Term Debt
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
The Company was in compliance with all the terms of the Amended Credit Facility and had no borrowings outstanding under the Revolver as of March 31, 2020.

9.	Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2019 and March 31, 2020 (in thousands):

	December 31, 2019	March 31, 2020
Contract liabilities, net of current portion	$30,925	$31,616
Deferred payments related to acquisitions	4,963	4,122
Asset retirement obligations	1,961	1,954
Employee separation costs	1,838	1,000
Other	1,764	1,748
Other long-term liabilities	$41,451	$40,440

Contract Liabilities
As discussed in Note 3, in connection with its student tuition contracts, the Company has an obligation to provide free classes in the future should certain eligibility conditions be maintained (the Graduation Fund). Long-term contract liabilities represent the amount of revenue under these arrangements that the Company expects will be realized after one year.
Deferred Payments Related to Acquisitions
In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $2.2 million and $1.3 million as of December 31, 2019 and March 31, 2020, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.
Asset Retirement Obligations
Obligations related to lease agreements that require the leased premises to be returned in a predetermined condition.
Employee Separation Costs
Severance and other employee separation costs to be paid after one year.

10.	Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three months ended March 31, 2019 and 2020 (in thousands):

	For the three months ended March 31,
	2019	2020
Instructional and support costs	$858	$1,030
General and administration	1,673	1,995
Merger and integration costs	479	—
Stock-based compensation expense included in operating expense	3,010	3,025
Tax benefit	759	777
Stock-based compensation expense, net of tax	$2,251	$2,248

During the three months ended March 31, 2019 and 2020, the Company recognized a tax windfall related to share-based payment arrangements of approximately $1.4 million and $2.7 million, respectively, which was recorded as an adjustment to the provision for income taxes.

11.	Income Taxes

During the three months ended March 31, 2019 and 2020, the Company recorded income tax expense of $17.6 million and $10.8 million, reflecting an effective tax rate of 60.4% and 23.5%, respectively.
In February 2019, to align compensation and benefit plans after completion of the merger with CEC, the Compensation Committee of the Company’s Board of Directors took action to terminate all deferred compensation arrangements, including for employees already participating in such arrangements. These changes affected the tax deductibility of certain arrangements, which resulted in a discrete item recorded during the three months ended March 31, 2019, reducing the Company’s deferred tax assets by $11.5 million and increasing the Company’s 2019 effective tax rate and future cash tax payments.
The Company had $1.2 million of unrecognized tax benefits as of December 31, 2019 and March 31, 2020. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income. The Company incurred approximately $28,000 and $17,000 related to interest and penalties during the three months ended March 31, 2019 and 2020, respectively.
The Company paid $0.7 million in income taxes during both the three months ended March 31, 2019 and 2020.
The tax years since 2016 remain open for Federal tax examination and the tax years since 2015 remain open to examination by state and local taxing jurisdictions in which the Company is subject to taxation.

12. Other Investments
At March 31, 2020, the Company held $15.8 million in investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.1 million across these partnerships through 2027. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method. At December 31, 2019, the Company's investment in limited partnerships was $15.8 million.
The following table illustrates changes in the Company’s limited partnership investments for the three months ended March 31, 2019 and 2020 (in thousands):

	For the three months ended March 31,
	2019	2020
Limited partnership investments, beginning of period	$13,449	$15,795
Capital contributions	268	118
Pro-rata share in the net income of limited partnerships	957	232
Distributions	(851)	(340)
Limited partnership investments, end of period	$13,823	$15,805

13. Segment Reporting
Strategic Education is an educational services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. Strategic Education’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment. The Company merged DevMountain into Strayer University, which resulted in a revision to the way management reviews financial information in 2020 and by which the Chief Operating Decision Maker evaluates performance and allocates the resources of the Company. Prior period segment disclosures have been restated to conform to the current period presentation.
The Company’s two operating segments, Strayer University and Capella University, meet the quantitative thresholds to qualify as reportable segments. The Strayer University segment is comprised of Strayer University, including its programs offered through the Jack Welch Management Institute and DevMountain, as well as Hackbright Academy. The Capella University segment consists of Capella University and Sophia Learning.
Revenue and operating expenses are generally directly attributable to the segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.
A summary of financial information by reportable segment for the three months ended March 31, 2019 and 2020 is presented in the following table (in thousands):

	For the three months ended March 31,
	2019	2020
Revenues
Strayer University	$130,745	$145,654
Capella University	115,763	119,648
Consolidated revenues	$246,508	$265,302
Income from operations
Strayer University	$23,803	$36,603
Capella University	24,516	26,537
Amortization of intangible assets	(15,417)	(15,417)
Merger and integration costs	(7,179)	(3,764)
Consolidated income from operations	$25,723	$43,959

14.	Litigation
The Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. From time to time, certain matters may arise that are other than ordinary and routine. The outcome of such matters is uncertain, and the Company may incur costs in the future to defend, settle, or otherwise resolve them. The Company currently believes that the ultimate outcome of such matters will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect future results of operations in a particular period.

15.	Regulation

CARES Act

On March 27, 2020, Congress passed and President Trump signed into law the Coronavirus Aid, Relief, and Economic Securities ("CARES") Act. Among other things, the $2.2 trillion bill established some flexibilities related to the processing of federal student financial aid, established a higher education emergency fund, and created relief for some federal student loan borrowers. Through the CARES Act, Congress provided institutions of higher education relief from conducting a return to Title IV (R2T4) calculation in cases where the student withdrew because of COVID-19, including removing the requirement that the institution return unearned funds to the Department of Education and providing loan cancellation for the portion of the Direct Loan associated with a payment period that the student did not complete due to COVID-19. The CARES Act also allows institutions to exclude from satisfactory academic progress calculations any attempted credits that the student did not complete due to COVID-19, without requiring an appeal from the student. Additionally, under the legislation, institutions are permitted to transfer up to 100% of Federal Work Study funds into their Federal Supplemental Educational Opportunity Grant allocation and are granted a waiver of the 2019/2020 and 2020/2021 non-federal share institutional match. Institutions may continue to make Federal Work Study payments to student employees who are unable to meet their employment obligations due to COVID-19. The CARES Act also suspends payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe.

Finally, the CARES Act allocated $14 billion to higher education through the creation of the Education Stabilization Fund. Fifty percent of the emergency funds received by institutions must go directly to students in the form of emergency financial aid grants to cover expenses related to the disruption of campus operations due to COVID-19. Students who were previously enrolled in exclusively online courses prior to March 13, 2020 are not eligible for these grants. Institutions may use remaining emergency funds not given to students on costs associated with significant changes to the delivery of instruction due to COVID-19, as long as such costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, including marketing and advertising; endowments; or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.

Institutions receive funds under the Education Stabilization Fund based on a formula that factors in their relative percentage of full-time, Federal Pell Grant-eligible students who were not exclusively enrolled in online education prior to the emergency period. On April 9, 2020, the Department published guidance and funding levels for the Education Stabilization Fund, indicating that Strayer University is eligible to receive $5,792,122. Given that Strayer University is predominantly online, and very few students take only on-ground classes, Strayer declined to accept the funds allocated to it because most students would not have expenses related to the disruption of campus operations. Instead, Strayer University is itself funding a $500 summer term scholarship for all students who had enrolled in on-ground classes for the Spring term, prior to the classes being converted to online. Because Capella University’s students are exclusively online, Capella is ineligible for Education Stabilization funding.
Gainful Employment
Under the Higher Education Act ("HEA"), a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Department of Education published final regulations related to gainful employment that went into effect on July 1, 2015 (the "2015 Regulations"), with the exception of new disclosure requirements, which generally went into effect January 1, 2017, but which were delayed, to some extent, until July 1, 2019.
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
Borrower Defenses to Repayment
On September 23, 2019, the Department published final Borrower Defense to Repayment regulations (the “2019 BDTR Rule”), which will govern borrower defense to repayment claims in connection with loans first disbursed on or after July 1, 2020, the date the 2019 BDTR Rule becomes effective. The 2019 BDTR Rule will supplant the current 2016 Borrower Defense to Repayment rule.
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
On March 11, 2020, the 116th Congress passed a joint resolution providing for Congressional disapproval of the 2019 BDTR Rule. The resolution will be delivered to the President, where it will await signature or veto.
Accrediting Agencies and State Authorization
On November 1, 2019, the Department of Education published final rules amending regulations governing the recognition of accrediting agencies, certain student assistance provisions including state authorization rules, and institutional eligibility. Among other changes, the final rules revise the definition of “state authorization reciprocity agreement” such that member states may enforce their own general-purpose state laws and regulations, but may not impose additional requirements related to state authorization of distance education directed at all or a subgroup of educational institutions. The regulations also clarify that state authorization requirements related to distance education courses are based on the state where a student is “located,” as determined by the institution, and not the state of the student’s “residence.” In addition, the final rules remove certain disclosure requirements related to programs offered solely through distance education, and they replace those requirements with certain disclosure requirements applicable to all programs that lead to professional licensure or certification, regardless of the delivery modality of those programs. The Department’s new rules also refine the process for recognition and review of accrediting agencies, the criteria used by the Department to recognize accrediting agencies, and the Department’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs. The final regulations will be effective on July 1, 2020, excepting certain provisions which may be implemented early by institutions, and certain provisions relating to recognition of accrediting agencies effective January 1 or July 1, 2021. Neither Capella University nor Strayer University has opted for early implementation.
Distance Education and Innovation
On April 2, 2020, the Department of Education published proposed regulations related to distance education and innovation to amend the sections of the Institutional Eligibility regulations issued under the HEA regarding establishing eligibility, maintaining eligibility, and losing eligibility. The proposed rules are the third package of regulations reflecting consensus language from the Accreditation and Innovation negotiated rulemaking, which took place from January to April, 2019. Among other changes, the proposed rules would establish an updated definition of distance education; amend the existing definition of the credit hour; create a definition of academic engagement; and update eligibility, program design, and disbursement rules for programs offered through the direct assessment of learning. The Department is accepting public comments through May 4, 2020. If the final regulations are published by November 1, 2020, they will be effective July 1, 2021.

Title IX
On November 29, 2018, the Department of Education published proposed rules related to implementation of Title IX of the Education Amendments of 1972 ("Title IX"), which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The proposed rules would define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, would describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and would specify how an institution must respond to allegations of sexual harassment. The Department of Education accepted public comments through January 30, 2019, and a final rule is forthcoming.
Compliance Reviews
The Universities are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. In 2014, the Department conducted four campus-based program reviews of Strayer University locations in three states and the District of Columbia. The reviews covered federal financial aid years 2012-2013 and 2013-2014, and two of the reviews also covered compliance with the Clery Act, the Drug-Free Schools and Communities Act, and related regulations. For three of the program reviews, Strayer University received correspondence from the Department in 2015 closing the program reviews with no further action required by Strayer University. For the other program review, in 2016, Strayer University received a Final Program Review Determination Letter that identified a payment of less than $500 due to the Department based on an underpayment on a return to Title IV calculation and otherwise closed the review. Strayer University remitted payment and received a letter from the Department indicating that no further action was required and that the matter was closed.
In June 2019, the Department conducted an announced, on-site program review at Capella University, focused on Capella University’s FlexPath program. The review covered the 2017-2018 and 2018-2019 federal student financial aid years. The program review has not concluded. In general, after the Department conducts its site visit and reviews data supplied by the institution, it sends the institution a program review report. The institution has the opportunity to respond to any findings in the report. The Department then issues a Final Program Review Determination, which identifies any liabilities. The institution may appeal any monetary liabilities specified in the Final Program Review Determination.
Program Participation Agreement
Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021. Strayer University is required to apply for recertification by March 31, 2021.
As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022. As is typical, the Provisional Program Participation Agreement subjects Capella University to certain requirements during the period of provisional certification, including that Capella must apply for and receive approval from the Department in connection with new locations or addition of new Title IV-eligible educational programs. Capella will be required to apply for recertification by September 30, 2022.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” "may," “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures and the ultimate effect of the COVID-19 pandemic on the Company's business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, rulemaking by the Department and increased focus by the U.S. Congress on for-profit education institutions, the pace of growth of student enrollment, competitive factors, risks associated with the further spread of COVID-19, including the ultimate effect of COVID-19 on people and economies, the effect of regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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
Background
Strategic Education, Inc. (“SEI,” “we”, “us” or “our”) is an education services company that seeks to provide the most direct path between learning and employment through campus-based and online post-secondary education offerings and through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries Strayer University and Capella University (the "Universities"), both accredited post-secondary institutions of higher education. Our operations also include certain non-degree programs, mainly focused on software and application development.
Company Response to COVID-19
The ongoing COVID-19 pandemic has caused significant volatility and disruption to the United States and international economies. SEI took early action to protect the health and well-being of our students and employees in accordance with government mandates and informed by guidance from the Centers for Disease Control and Prevention. Specifically, we have instituted a work-from-home policy for the vast majority of our workforce, closed physical campus locations, moved our on-ground courses at Strayer University online, postponed large events such as graduation ceremonies, and prohibited non-essential employee travel.
We have decided to pause planned 2020 new campus expansion for campus projects that have not yet started, although we have already started construction on roughly half of the originally planned eight to twelve new campuses for 2020. In addition, we are taking measures to provide financial relief to our students and employer partners negatively affected by the COVID-19 crisis. Measures include payment flexibility, scholarship opportunities, and other pricing relief. We expect that these measures will enable more students to continue pursuing their education during and after the COVID-19 crisis, but will likely negatively affect revenue-

per-student and bad debt expense over the next three to four quarters. We continue to manage expenses prudently and expect some expense savings in 2020 to partially offset an estimated full-year revenue-per-student decline of approximately 3%.
We believe our current financial position and expected operating results are sufficient to support the ongoing operation of SEI and its two Universities in a manner that protects the health and well-being of our employees, students, and partners.
Company Overview
During the first quarter of 2020, the Company revised its reportable segments and restated the results for the prior period to conform to the current period presentation. As of March 31, 2020, SEI had the following reportable segments:
Strayer University Segment

•
Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 75 physical campuses, predominantly located in the eastern United States, and online. Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), one of the seven regional collegiate accrediting agencies recognized by the Department of Education. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students flexibility and convenience.

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

•
In the first quarter, Strayer University’s enrollment increased 11% to 55,337 compared to 49,886 for the same period in 2019. New student enrollment for the period increased 7% and continuing student enrollment for the period increased 12%. Starting in the first quarter of 2020, Strayer University has adopted a new enrollment reporting census date, which occurs approximately two weeks following the start of the academic term. Previously the Strayer University enrollment census date coincided with the end of the University’s “drop-add” period, approximately one week following the start of the academic term. The new census date is consistent with the approach employed by Capella University. All historical enrollment data included in this Form 10-Q has been revised using the new census date. Year-over-year percentage change in enrollment for the new census date does not differ significantly from the prior approach.

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

•	Sophia Learning is an innovative company which leverages technology and high quality academic content to provide self-paced online courses ACE-recommended for college credit.

•
In the first quarter, Capella University’s enrollment increased 4% to 41,200 compared to 39,700 for the same period in 2019. New student enrollment for the period increased 17% and continuing student enrollment for the period increased 1%. Starting in the first quarter of 2020, Capella University has consolidated two different enrollment reporting census dates into a single date, which occurs approximately two weeks following the start of the academic term. All historical enrollment data included in this Form 10-Q has been revised using the new census date. Year-over-year percentage change in enrollment for the new census date does not differ significantly from the prior approach.

We believe we have the right operating strategies in place to provide the most direct path between learning and employment for our students. We focus on innovation continually to differentiate ourselves in our markets and drive growth by supporting student success, producing affordable degrees, optimizing our comprehensive marketing strategy, serving a broader set of our students’ professional needs, and establishing new growth platforms. Technology and the talent of our faculty and employees enable these strategies. We believe these strategies and enablers will allow us to continue to deliver high-quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in these enablers to strengthen the foundation and future of our business. We also believe our enhanced scale and capabilities allow us to continue to focus on innovative cost and revenue synergies, while improving the value provided to our students.

Critical Accounting Policies and Estimates
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments related to its allowance for credit losses; income tax provisions; the useful lives of property and equipment and intangible assets; redemption rates for scholarship programs and valuation of contract liabilities; fair value of right-of-use lease assets for facilities that have been vacated; incremental borrowing rates; valuation of deferred tax assets, goodwill, and intangible assets; forfeiture rates and achievability of performance targets for stock-based compensation plans; and accrued expenses. Management bases its estimates and judgments on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments regarding the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly reviews its estimates and judgments for reasonableness and may modify them in the future. Actual results may differ from these estimates under different assumptions or conditions.
Management believes that the following critical accounting policies are its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Revenue recognition — Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Approximately 96% of our revenues during the three months ended March 31, 2020 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the Universities and the schools offering non-degree programs provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The Universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
If a student withdraws from a course prior to completion, a portion of the tuition may be refundable depending on when the withdrawal occurs. Our specific refund policies vary across the Universities and non-degree programs. For students attending Strayer University, our refund policy typically permits students who complete less than half of a course to receive a partial refund of tuition for that course. For learners attending Capella University, our refund policy varies based on course format. GuidedPath learners are allowed a 100% refund through the first five days of the course, a 75% refund from six to twelve days, and 0% refund for the remainder of the period. FlexPath learners receive a 100% refund through the 12th calendar day of the course for their first billing session only and a 0% refund after that date and for all subsequent billing sessions. Refunds reduce the tuition revenue that otherwise would have been recognized for that student. Since the Universities’ academic terms coincide with our financial reporting periods for most programs, nearly all refunds are processed and recorded in the same quarter as the corresponding revenue. For certain programs where courses may overlap a quarter-end date, the Company estimates a refund rate and does not recognize the related revenue until the uncertainty related to the refund is resolved. The portion of tuition revenue refundable to students may vary based on the student’s state of residence.
For students who withdraw from all their courses during the quarter of instruction, we reassess collectability of tuition and fees for revenue recognition purposes. In addition, we cease revenue recognition when a student fully withdraws from all of his or her courses in the academic term. Tuition charges billed in accordance with our billing schedule may be greater than the pro rata revenue amount, but the additional amounts are not recognized as revenue unless they are collected in cash and the term is complete.
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
New students at Strayer University registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In response to the COVID-19 pandemic, Strayer University is temporarily allowing students to miss two consecutive terms without losing their Graduation Fund credits. In their final academic year, qualifying students will receive one free course for every three courses that were successfully completed in prior years. The performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of March 31, 2020, we had deferred $51.2 million for estimated redemptions earned under the Graduation Fund, as compared to $49.6 million at December 31, 2019. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the first quarter of 2020, our bad debt expense was 4.2% of revenue, compared to 5.0% for the same period in 2019. A change in our allowance for credit losses of 1% of gross tuition receivable as of March 31, 2020 would have changed our income from operations by approximately $0.8 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three months ended March 31, 2020 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three month periods ended March 31, 2020.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three month periods ended March 31, 2020.
Other estimates — We record estimates for certain of our accrued expenses and for income tax liabilities. We estimate the useful lives of our property and equipment and intangible assets and periodically review our assumed forfeiture rates and ability to achieve performance targets for stock-based awards and adjust them as necessary. Should actual results differ from our estimates, revisions to our accrued expenses, carrying amount of goodwill and intangible assets, stock-based compensation expense, and income tax liabilities may be required.
Results of Operations
In the first quarter of 2020, we generated $265.3 million in revenue compared to $246.5 million in 2019. Our income from operations was $44.0 million for the first quarter of 2020 compared to $25.7 million in 2019 due primarily to higher revenues due to enrollment growth and lower merger and integration related costs. Net income in the first quarter of 2020 was $35.2 million compared to $11.5 million for the same period in 2019. Diluted earnings per share was $1.60 compared to $0.52 for the same period in 2019.
In the accompanying analysis of financial information for 2020 and 2019, we use certain financial measures including Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:

•	amortization and depreciation expense related to intangible assets and software assets acquired through the Company’s merger with Capella Education Company,

•	integration expenses associated with the Company's merger with Capella Education Company, and transaction expenses associated with potential future business combinations,

•	income from partnership and other investments that are not part of our core operations, and

•	discrete tax adjustments related to stock-based compensation and other adjustments.
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
Adjusted income from operations was $63.1 million in the first quarter of 2020 compared to $48.3 million in 2019. Adjusted net income was $46.5 million in the first quarter of 2020 compared to $36.7 million in 2019, and adjusted diluted earnings per share was $2.11 in the first quarter of 2020 compared to $1.66 in 2019.

The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2020

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Income from other investments(3)	Tax adjustments(4)	As Adjusted (Non-GAAP)
Revenues	$265,302	$—	$—	$—	$—	$265,302
Total costs and expenses	221,343	(15,417)	(3,764)	—	—	202,162
Income from operations	43,959	15,417	3,764	—	—	63,140
Operating margin	16.6%					23.8%
Net income	$35,239	$15,417	$3,764	$(254)	$(7,685)	$46,481

Diluted earnings per share	$1.60					$2.11
Weighted average diluted shares outstanding	22,071					22,071

Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2019

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Income from other investments(3)	Tax adjustments(4)	As Adjusted (Non-GAAP)
Revenues	$246,508	$—	$—	$—	$—	$246,508
Total costs and expenses	220,785	(15,417)	(7,179)	—	—	198,189
Income from operations	25,723	15,417	7,179	—	—	48,319
Operating margin	10.4%					19.6%
Net income	$11,500	$15,417	$7,179	$(1,023)	$3,629	$36,702

Diluted earnings per share	$0.52					$1.66
Weighted average diluted shares outstanding	22,050					22,050
__________________________________________________________________________________________

(1)	Reflects amortization and depreciation expense of intangible assets and software assets acquired through the Company’s merger with Capella Education Company.

(2)	Reflects integration expenses associated with the Company's merger with Capella Education Company, and transaction expenses associated with potential future business combinations.

(3)	Reflects income recognized from the Company's investments in partnership interests and other investments.

(4)
Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 27.5% and 28.5% for the three months ended March 31, 2019 and 2020, respectively.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Revenues. Consolidated revenue increased to $265.3 million, compared to $246.5 million in the same period in the prior year, primarily due to enrollment growth at the Universities. Future revenue growth at both Universities is expected to be affected negatively as a result of the COVID-19 pandemic because of potential declines in enrollment as well as enhanced scholarships and discounts we are offering our students. In the Strayer University segment for the three months ended March 31, 2020, enrollment grew 11% to 55,337 from 49,886 for the same period in 2019. Revenue grew 11.4% to $145.7 million compared to $130.7 million in 2019 as a result of the increase in enrollment. In the Capella University segment for the three months ended March 31, 2020, enrollment grew 4% to 41,200 from 39,700 for the same period in 2019. Capella University segment revenue increased 3.4% to $119.6 million compared to $115.8 million in the same period in the prior year as a result of the enrollment growth.
Instructional and support costs. Consolidated instructional and support costs decreased to $132.9 million, compared to $134.1 million in the same period in the prior year, principally due to efficiencies gained through our technology investments, which have also helped improve student success, and cost synergies realized as a result of the merger with CEC. Consolidated instructional and support costs as a percentage of revenues decreased to 50.1% in the first quarter of 2020 from 54.4% in the first quarter of 2019.

General and administration expenses. Consolidated general and administration expenses increased to $69.2 million in the first quarter of 2020 compared to $64.1 million in the prior year, principally due to increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 26.1% in the first quarter of 2020 from 26.0% in the first quarter of 2019.
Amortization of intangible assets. Amortization expense related to intangible assets acquired in the merger with CEC was $15.4 million in the first quarter of both 2020 and 2019.
Merger and integration costs. Merger and integration costs were $3.8 million in the first quarter of 2020 compared to $7.2 million for the same period in 2019 and reflect expenses for integration support services and severance costs incurred in connection with the merger with CEC as well as expenses associated with potential future business combinations incurred in the first quarter of 2020.
Income from operations. Consolidated income from operations increased to $44.0 million in the first quarter of 2020 compared to $25.7 million in the first quarter of 2019, principally due to higher revenues as a result of enrollment growth at both Universities and lower merger and integration related costs. Strayer University segment income from operations increased 53.8% to $36.6 million in the first quarter of 2020, compared to $23.8 million in the first quarter of 2019, primarily due to higher revenues due to enrollment growth. Capella University segment income from operations increased 8.2% to $26.5 million in the first quarter of 2020 compared to $24.5 million for the same period in 2019, primarily due to higher revenues due to enrollment growth.
Other income. Other income decreased to $2.1 million in the first quarter of 2020 compared to $3.3 million in the first quarter of 2019, as a result of a decrease of $0.8 million in investment income from our limited partnership and other investments as well as lower yields on money markets and marketable securities. We expect interest income in 2020 to be negatively affected by reductions in interest rates as a result of the COVID-19 crisis. We had $250.0 million available under our amended revolving credit facility and no borrowings outstanding as of March 31, 2020.
Provision for income taxes. Income tax expense was $10.8 million in the first quarter of 2020, compared to $17.6 million in the first quarter of 2019. Our effective tax rate for the quarter was 23.5%, compared to 60.4% for the same period in 2019. The tax rate in the first quarter of 2019 was unfavorably impacted by changes in previously deferred compensation arrangements, resulting in a discrete charge of $11.5 million to reduce the Company deferred tax asset related to these arrangements. The tax rate for both periods reflects favorable discrete adjustments, primarily related to tax windfalls recognized through share-based payment arrangements.
Net income. Net income increased to $35.2 million in the first quarter of 2020 compared to $11.5 million in the first quarter of 2019 due to the factors discussed above.
Liquidity and Capital Resources
At March 31, 2020, we had cash, cash equivalents, and marketable securities of $506.3 million compared to $491.2 million at December 31, 2019 and $420.7 million at March 31, 2019. At March 31, 2020, most of our cash was held in demand deposit accounts at high credit quality financial institutions.
On August 1, 2018, the Company entered into an amended credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts. During both the three months ended March 31, 2020 and 2019, we paid unused commitment fees of $0.1 million. We were in compliance with all applicable covenants related to the Amended Credit Facility as of March 31, 2020. We had no borrowings outstanding during each of the three months ended March 31, 2020 and March 31, 2019.
Our net cash provided by operating activities for the three months ended March 31, 2020 was $68.7 million, compared to $58.7 million for the same period in 2019. The increase in net cash from operating activities was largely due to the increase in income from operations.
Capital expenditures increased to $14.3 million for the three months ended March 31, 2020, compared to $8.8 million for the same period in 2019, due to investments in new campuses and payment of amounts accrued at the end of 2019.

The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in February 2020. During the three months ended March 31, 2020, we paid a total of $13.3 million in cash dividends on our common stock. Also during the three months ended March 31, 2020, we invested approximately $0.2 million to repurchase common shares in the open market under our repurchase program. As of March 31, 2020, we had $249.8 million of share repurchase authorization remaining to use through December 31, 2020.
For the first quarter of 2020, bad debt expense as a percentage of revenue was 4.2% compared to 5.0% for the first quarter of 2019. Bad debt expense for the quarter of 2020 includes additional reserves to account for projected deterioration in collections performance in 2020 due to the COVID-19 pandemic. These reserves were offset in the first quarter by better-than-expected collection of receivables from the current and prior quarters.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our Amended Credit Facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at March 31, 2020 and 2019. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the three months ended March 31, 2020 and 2019, we earned interest income of $2.1 million and $2.5 million, respectively.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2020, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
On August 1, 2018, the Company amended its prior credit facility to extend the maturity date of the revolving credit facility from July 2, 2020 to August 1, 2023, and to increase available borrowings from $150 million to $250 million, with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the revolving facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an aggregate amount of up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. We had no borrowings outstanding under the Amended Credit Facility as of March 31, 2020. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million revolving credit facility was utilized.
ITEM 4:   CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of March 31, 2020, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings
We are involved in litigation and other legal proceedings arising out of the ordinary course of our business. From time to time, certain matters may arise that are other than ordinary and routine. The outcome of such matters is uncertain, and we may incur costs in the future to defend, settle, or otherwise resolve them. We currently believe that the ultimate outcome of such matters will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect future results of operations in a particular period.
Item 1A.   Risk Factors
There have been no material changes to the risk factors previously described in Part I, “Item 1A. Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, other than the additional and revised risk factors included below.
You should carefully consider the factors discussed below and in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”
The current COVID-19 pandemic and other possible future public health emergencies may adversely affect our business, our future results of operations, and our overall financial performance.
The ongoing COVID-19 global and national pandemic has caused significant volatility and disruption to the international and United States economies. Like many other companies, to comply with government mandates and to protect the safety and wellbeing of our students/learners, faculty and staff, and the communities in which we live, we have instituted a remote work policy for the vast majority of our workforce, closed physical campus locations, and moved our on-ground courses at Strayer University, which comprised less than 5% of total seat count, to online-only instruction. The transition to remote working involves many operational challenges and may adversely affect our ability to satisfy student needs. In addition, remote working may increase the chance of successful cyber-attacks, including email phishing schemes targeting employees to give up their credentials.
The extent to which the COVID-19 pandemic and future public health emergencies will affect our business, operations and financial results is uncertain and will depend on numerous evolving factors that remain uncertain and are impossible to predict, including: the duration and scope of the pandemic; the impact on economic activity from the pandemic and actions taken in response, including those of governmental entities; the impact of the pandemic and the government response thereto on our employees, students, and business partners, including any suspensions or terminations of employer tuition reimbursement programs; our ability to operate and provide our services with employees working remotely and/or closures of our campus locations; and the ability of our students/learners to continue their education notwithstanding the pandemic.
COVID-19 related regulatory and legislative changes may contain ambiguous provisions that could result in penalties in case of institutional noncompliance.
The CARES Act and subsequent guidance from the Department of Education create several changes with regard to the administration of federal financial assistance programs. All of these changes include several ambiguities that make compliance difficult. In case of noncompliance, the Universities may face administrative sanctions, including penalties, Title IV program participation restrictions, debarment, and liabilities under applicable law, such as the False Claims Act, any of which could have a material adverse effect on our business.
We are unable to predict whether Congress or the Department of Education plans to implement further changes related to federal financial assistance programs as a result of the COVID-19 pandemic.
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
The global spread of COVID-19 has created significant economic uncertainty and disrupted large portions of the economy. The pandemic and the preventative measures taken to contain the pandemic have caused a substantial increase in unemployment and could cause a global recession, which could result in an increase in the number of borrowers defaulting on their student loans, including among our graduates.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2020, the Company invested $0.2 million to repurchase shares of common stock under its repurchase program. The Company's remaining authorization for common stock repurchases was $249.8 million at March 31, 2020 for use during the remainder of 2020. A summary of the Company's share repurchases during the quarter is set forth below:

	Total number of shares purchased(1)(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
Beginning Balance (at 12/31/19)				$70.0
January	—	$—	—	70.0
February	—	—	—	250.0
March	1,769	139.78	1,769	249.8
Total (at 03/31/20)	1,769	$139.78	1,769	$249.8
_____________________________________

(1)
The Company's repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the expiration date. On February 27, 2020, the Board of Directors increased the amount authorized to $250.0 million for use through December 31, 2020.

(2)
During the three months ended March 31, 2020, the Company withheld 39,059 shares of restricted stock, at an average price per share of $161.90, to satisfy tax obligations related to restricted stock awards.

Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
None

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS Inline XBRL Instance Document
101.	SCH Inline XBRL Schema Document
101.	CAL Inline XBRL Calculation Linkbase Document
101.	DEF Inline XBRL Definition Linkbase Document
101.	LAB Inline XBRL Label Linkbase Document
101.	PRE XBRL Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: April 29, 2020