Form 10-Q
period 2020-06-30
Strategic Education, Inc.
filed 2020-07-31
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of July 17, 2020, there were outstanding 22,222,672 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2019	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$419,693	$470,319
Marketable securities	34,874	23,106
Tuition receivable, net	51,523	41,004
Other current assets	18,004	19,067
Total current assets	524,094	553,496
Property and equipment, net	117,029	117,247
Right-of-use lease assets	84,778	81,418
Marketable securities, non-current	36,633	31,917
Intangible assets, net	273,011	245,344
Goodwill	732,075	732,075
Other assets	21,788	30,067
Total assets	$1,789,408	$1,791,564

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,828	$67,258
Income taxes payable	1,352	16,722
Contract liabilities	39,284	40,052
Lease liabilities	25,284	24,852
Total current liabilities	156,748	148,884
Deferred income tax liabilities	47,942	40,107
Lease liabilities, non-current	80,557	77,458
Other long-term liabilities	41,451	40,565
Total liabilities	326,698	307,014
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 21,964,809 and 22,222,936 shares issued and outstanding at December 31, 2019 and June 30, 2020, respectively	220	222
Additional paid-in capital	1,309,438	1,291,597
Accumulated other comprehensive income	233	659
Retained earnings	152,819	192,072
Total stockholders’ equity	1,462,710	1,484,550
Total liabilities and stockholders’ equity	$1,789,408	$1,791,564
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Revenues	$245,110	$255,831	$491,618	$521,133
Costs and expenses:
Instructional and support costs	130,704	125,544	264,754	258,480
General and administration	68,374	67,301	132,513	136,527
Amortization of intangible assets	15,417	15,417	30,834	30,834
Merger and integration costs	3,019	1,174	10,198	4,938
Total costs and expenses	217,514	209,436	438,299	430,779
Income from operations	27,596	46,395	53,319	90,354
Other income	4,125	1,639	7,452	3,762
Income before income taxes	31,721	48,034	60,771	94,116
Provision for income taxes	7,312	13,882	24,862	24,725
Net income	$24,409	$34,152	$35,909	$69,391
Earnings per share:
Basic	$1.12	$1.57	$1.66	$3.18
Diluted	$1.10	$1.55	$1.63	$3.15
Weighted average shares outstanding:
Basic	21,777	21,764	21,638	21,787
Diluted	22,109	22,012	22,079	22,041
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Net income	$24,409	$34,152	$35,909	$69,391
Other comprehensive income:
Unrealized gains on marketable securities, net of tax	183	406	417	426
Comprehensive income	$24,592	$34,558	$36,326	$69,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at March 31, 2019	21,923,800	$219	$1,304,170	$118,783	$266	$1,423,438
Stock-based compensation	—	—	3,155	—	—	3,155
Exercise of stock options, net	38,680	—	1,491	—	—	1,491
Issuance of restricted stock, net	(13,917)	—	(3,668)	—	—	(3,668)
Common stock dividends ($0.50 per share)	—	—	—	(11,132)	—	(11,132)
Unrealized gains on marketable securities, net of tax	—	—	—	—	183	183
Net income	—	—	—	24,409	—	24,409
Balance at June 30, 2019	21,948,563	$219	$1,305,148	$132,060	$449	$1,437,876

	For the three months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at March 31, 2020	22,213,587	$222	$1,287,406	$171,266	$253	$1,459,147
Stock-based compensation	—	—	3,858	1	—	3,859
Exercise of stock options, net	5,252	—	339	—	—	339
Issuance of restricted stock, net	4,097	—	(6)	—	—	(6)
Common stock dividends ($0.60 per share)	—	—	—	(13,347)	—	(13,347)
Unrealized gains on marketable securities, net of tax	—	—	—	—	406	406
Net income	—	—	—	34,152	—	34,152
Balance at June 30, 2020	22,222,936	$222	$1,291,597	$192,072	$659	$1,484,550
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the six months ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2018	21,743,498	$217	$1,306,653	$118,322	$32	$1,425,224
Stock-based compensation	—	—	5,926	82	—	6,008
Exercise of stock options, net	90,569	1	(209)	—	—	(208)
Issuance of restricted stock, net	114,496	1	(7,222)	—	—	(7,221)
Common stock dividends ($1.00 per share)	—	—	—	(22,253)	—	(22,253)
Unrealized gains on marketable securities, net of tax	—	—	—	—	417	417
Net income	—	—	—	35,909	—	35,909
Balance at June 30, 2019	21,948,563	$219	$1,305,148	$132,060	$449	$1,437,876

	For the six months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2019	21,964,809	$220	$1,309,438	$152,819	$233	$1,462,710
Impact of adoption of new accounting standard	—	—	—	(3,311)	—	(3,311)
Stock-based compensation	—	—	6,883	1	—	6,884
Exercise of stock options, net	19,567	—	1,185	—	—	1,185
Issuance of restricted stock, net	240,329	2	(25,804)	—	—	(25,802)
Repurchase of common stock	(1,769)	—	(105)	(142)	—	(247)
Common stock dividends ($1.20 per share)	—	—	—	(26,686)	—	(26,686)
Unrealized gains on marketable securities, net of tax	—	—	—	—	426	426
Net income	—	—	—	69,391	—	69,391
Balance at June 30, 2020	22,222,936	$222	$1,291,597	$192,072	$659	$1,484,550
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2019	2020
Cash flows from operating activities:
Net income	$35,909	$69,391
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	167	167
Amortization of investment discount/premium	220	68
Depreciation and amortization	52,497	51,981
Deferred income taxes	9,909	(6,736)
Stock-based compensation	6,576	6,884
Impairment of right-of-use lease assets	—	453
Changes in assets and liabilities:
Tuition receivable, net	5,777	3,820
Other assets	(1,240)	(6,338)
Accounts payable and accrued expenses	229	(22,180)
Income taxes payable and income taxes receivable	(10,673)	15,303
Contract liabilities	4,778	2,053
Other long-term liabilities	(1,086)	(2,925)
Net cash provided by operating activities	103,063	111,941

Cash flows from investing activities:
Purchases of property and equipment	(18,859)	(25,465)
Purchases of marketable securities	(12,443)	(1,863)
Proceeds from marketable securities	22,560	18,869
Other investments	(740)	(693)
Net cash used in investing activities	(9,482)	(9,152)

Cash flows from financing activities:
Common dividends paid	(22,194)	(26,662)
Net payments for stock awards	(7,607)	(24,758)
Repurchase of common stock	—	(247)
Net cash used in financing activities	(29,801)	(51,667)
Net increase in cash, cash equivalents, and restricted cash	63,780	51,122
Cash, cash equivalents, and restricted cash — beginning of period	312,237	420,497
Cash, cash equivalents, and restricted cash — end of period	$376,017	$471,619
Noncash transactions:
Non-cash additions to property and equipment	$2,578	$2,229
Right-of-use lease assets obtained in exchange for operating lease liabilities	$2,298	$7,870
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
All information as of June 30, 2019 and 2020, and for the three and six months ended June 30, 2019 and 2020 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date. Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Restricted Cash
A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the Universities during the academic term. The Company had approximately $0.3 million and $0.8 million of these unpaid obligations as of December 31, 2019 and June 30, 2020, respectively, which are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2019 and 2020 (in thousands):

	As of June 30,
	2019	2020
Cash and cash equivalents	$375,515	$470,319
Restricted cash included in other current assets	2	800
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$376,017	$471,619

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

The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019	June 30, 2020
Tuition receivable	$82,454	$83,960
Allowance for credit losses	(30,931)	(42,956)
Tuition receivable, net	$51,523	$41,004

Approximately $1.0 million and $3.1 million of tuition receivable are included in other assets as of December 31, 2019 and June 30, 2020, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three and six months ended June 30, 2019 and 2020 (in thousands). The provision for credit losses for the three and six months ended June 30, 2020 includes additional reserves to account for projected deterioration in collections performance in 2020 due to the COVID-19 pandemic.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Allowance for credit losses, beginning of period	$29,387	$38,094	$28,457	$30,931
Impact of adopting ASC 326	—	—	—	4,571
Additions charged to expense	11,462	11,976	23,782	23,147
Adjustment to value of acquired receivables	2,207	—	2,207	—
Write-offs, net of recoveries	(12,323)	(7,114)	(23,713)	(15,693)
Allowance for credit losses, end of period	$30,733	$42,956	$30,733	$42,956

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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 21,964,809 and 22,222,936 shares were issued and outstanding as of December 31, 2019 and June 30, 2020, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In April 2020, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on June 8, 2020.

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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Weighted average shares outstanding used to compute basic earnings per share	21,777	21,764	21,638	21,787
Incremental shares issuable upon the assumed exercise of stock options	58	16	75	19
Unvested restricted stock and restricted stock units	274	232	366	235
Shares used to compute diluted earnings per share	22,109	22,012	22,079	22,041

Anti-dilutive shares of restricted stock excluded from the diluted earnings per share calculation	—	—	29	2

Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2019 and June 30, 2020, the balance of accumulated other comprehensive income was $233,000, net of tax of $90,000 and $659,000, net of tax of $252,000, respectively. During the three and six months ended June 30, 2020, approximately $25,000, net of tax of $10,000, of unrealized gains on available-for-sale marketable securities was reclassified out of accumulated other comprehensive income to Other income on the unaudited condensed consolidated statements of income.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for credit losses, useful lives of property and equipment and intangible assets, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. During the six months ended June 30, 2020, management estimates also include potential impacts the COVID-19 pandemic will have on student enrollment, tuition pricing, and collections in future periods. The duration and severity of the COVID-19 pandemic and its impact on the Company’s condensed consolidated financial statements is subject to uncertainty. Actual results could differ from those estimates.
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and six months ended June 30, 2019 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Strayer University Segment
Tuition, net of discounts, grants and scholarships	$126,932	$133,544	$252,915	$274,042
Other(1)	4,796	4,536	9,559	9,692
Total Strayer University Segment	131,728	138,080	262,474	283,734
Capella University Segment
Tuition, net of discounts, grants and scholarships	107,947	112,483	218,168	226,669
Other(1)	5,435	5,268	10,976	10,730
Total Capella University Segment	113,382	117,751	229,144	237,399
Consolidated revenue	$245,110	$255,831	$491,618	$521,133
_________________________________________

(1)	Other revenue is primarily comprised of academic fees, sales of course materials, placement fees and other revenue streams.
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
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $21.0 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the six months ended June 30,
	2019	2020
Balance at beginning of period	$43,329	$49,641
Revenue deferred	14,787	13,942
Benefit redeemed	(12,025)	(11,235)
Balance at end of period	$46,091	$52,348

Unbilled receivables – Student tuition
Academic materials may be shipped to certain new undergraduate students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue are recorded. The balance of unbilled receivables related to such materials was $1.2 million as of June 30, 2020, and is included in tuition receivable.

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

The following details the changes in the Company’s restructuring liability during the six months ended June 30, 2019 and 2020 (in thousands):

	Lease and Related Costs, Net	Severance and Other Employee Separation Costs	Total
Balance at December 31, 2018	$6,540	$14,347	$20,887
Restructuring and other charges(1)	—	2,086	2,086
Payments	—	(5,764)	(5,764)
Adjustments(2)	(6,540)	—	(6,540)
Balance at June 30, 2019	$—	$10,669	$10,669

Balance at December 31, 2019(3)	$—	$8,283	$8,283
Restructuring and other charges(1)	—	—	—
Payments	—	(3,986)	(3,986)
Adjustments	—	—	—
Balance at June 30, 2020(3)	$—	$4,297	$4,297
_____________________________________

(1)
Restructuring and other charges were $0.2 million and $2.1 million for the three and six months ended June 30, 2019, respectively. Restructuring and other charges are included in Merger and integration costs on the unaudited condensed consolidated statements of income. There were no restructuring and other charges for the three and six months ended June 30, 2020.

(2)
Adjustments represent the impact of adopting ASC 842 on January 1, 2019. In accordance with ASC 842, the lease related restructuring liability balance as of December 31, 2018 was netted against the initial ROU lease asset recognized upon adoption. Asset retirement obligations related to these restructured properties are also included in the adjustments amount.

(3)
The current portion of restructuring liabilities was $6.4 million and $3.9 million as of December 31, 2019 and June 30, 2020, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

5. Marketable Securities
The following is a summary of available-for-sale securities as of June 30, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$26,920	$480	$(8)	$27,392
Tax-exempt municipal securities	21,890	215	(74)	22,031
Variable rate demand notes	5,600	—	—	5,600
Total	$54,410	$695	$(82)	$55,023

The following is a summary of available-for-sale securities as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$42,584	$165	$(40)	$42,709
Tax-exempt municipal securities	23,301	112	(215)	23,198
Variable rate demand notes	5,600	—	—	5,600
Total	$71,485	$277	$(255)	$71,507

The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2019 and June 30, 2020 were caused by changes in market values primarily due to interest rate changes. As of June 30, 2020, there were no securities in an unrealized loss position for a period longer than twelve months. The Company has no allowance for credit losses related to its available-for-sale securities as all investments are in investment grade securities. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No impairment charges were recorded during the three and six months ended June 30, 2019 and 2020.

The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019	June 30, 2020
Due within one year	$34,874	$23,106
Due after one year through five years	36,633	31,917
Total	$71,507	$55,023

Amounts due within one year in the table above included $5.6 million of variable rate demand notes, which have contractual maturities ranging from 17 years to 26 years as of June 30, 2020. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. The Company has classified these securities based on their effective maturity dates, which range from one day to seven days from the balance sheet date.
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the three and six months ended June 30, 2019 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Maturities of marketable securities	$9,650	$7,500	$22,560	$17,405
Sales of marketable securities	—	1,464	—	1,464
Total	$9,650	$8,964	$22,560	$18,869

The Company recorded approximately $35,000 in gross realized gains in net income during the three and six months ended June 30, 2020 related to the sale of marketable securities. The Company did not record any gross realized gains or losses in net income during the three and six months ended June 30, 2019.

6.	Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2020 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$5,876	$5,876	$—	$—
Marketable securities:
Corporate debt securities	27,392	—	27,392	—
Tax-exempt municipal securities	22,031	—	22,031	—
Variable rate demand notes	5,600	—	5,600	—
Total assets at fair value on a recurring basis	$60,899	$5,876	$55,023	$—

Liabilities:
Deferred payments	$2,428	$—	$—	$2,428

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$30,693	$30,693	$—	$—
Marketable securities:
Corporate debt securities	42,709	—	42,709	—
Tax-exempt municipal securities	23,198	—	23,198	—
Variable rate demand notes	5,600	—	5,600	—
Total assets at fair value on a recurring basis	$102,200	$30,693	$71,507	$—

Liabilities:
Deferred payments	$3,257	$—	$—	$3,257

The Company measures the above items on a recurring basis at fair value as follows:

•
Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2019 and June 30, 2020 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.

•
Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.

•
Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $0.8 million as of June 30, 2020 and is included in accounts payable and accrued expense.

The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2019 and 2020.
Changes in the fair value of the Company’s Level 3 liabilities during the six months ended June 30, 2019 and 2020 are as follows (in thousands):

	As of June 30,
	2019	2020
Balance as of the beginning of period	$4,120	$3,257
Amounts paid	(751)	(808)
Other adjustments to fair value	295	(21)
Balance at end of period	$3,664	$2,428

7.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019	June 30, 2020
Trade payables	$47,503	$33,861
Accrued compensation and benefits	33,924	23,689
Accrued student obligations	4,580	4,261
Real estate liabilities	751	486
Other	4,070	4,961
Accounts payable and accrued expenses	$90,828	$67,258

8.	Long-Term Debt
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
The Company was in compliance with all the terms of the Amended Credit Facility and had no borrowings outstanding under the Revolver as of June 30, 2020.

9.	Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2019 and June 30, 2020 (in thousands):

	December 31, 2019	June 30, 2020
Contract liabilities, net of current portion	$30,925	$32,210
Deferred payments related to acquisitions	4,963	4,232
Asset retirement obligations	1,961	1,902
Employee separation costs	1,838	361
Other	1,764	1,860
Other long-term liabilities	$41,451	$40,565

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
Deferred Payments Related to Acquisitions
In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $2.2 million and $1.4 million as of December 31, 2019 and June 30, 2020, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired.
Asset Retirement Obligations
Obligations related to lease agreements that require the leased premises to be returned in a predetermined condition.
Employee Separation Costs
Severance and other employee separation costs to be paid after one year.

10.	Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and six months ended June 30, 2019 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Instructional and support costs	$1,017	$1,356	$1,875	$2,386
General and administration	2,138	2,503	3,811	4,498
Merger and integration costs	411	—	890	—
Stock-based compensation expense included in operating expense	3,566	3,859	6,576	6,884
Tax benefit	923	993	1,682	1,770
Stock-based compensation expense, net of tax	$2,643	$2,866	$4,894	$5,114

During the six months ended June 30, 2019 and 2020, the Company recognized a tax windfall related to share-based payment arrangements of approximately $3.5 million and $2.8 million, respectively, which was recorded as an adjustment to the provision for income taxes.

11.	Income Taxes

During the six months ended June 30, 2019 and 2020, the Company recorded income tax expense of $24.9 million and $24.7 million, reflecting an effective tax rate of 40.9% and 26.3%, respectively.
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
The Company had $1.2 million of unrecognized tax benefits as of December 31, 2019 and June 30, 2020. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income. The Company incurred approximately $105,000 and $39,000 related to interest and penalties during the six months ended June 30, 2019 and 2020, respectively.
The Company paid $24.7 million and $16.2 million in income taxes during the six months ended June 30, 2019 and 2020, respectively.

The tax years since 2016 remain open for Federal tax examination and the tax years since 2015 remain open to examination by state and local taxing jurisdictions in which the Company is subject to taxation.

12. Other Investments
At June 30, 2020, the Company held $17.0 million in investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $1.9 million across these partnerships through 2027. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method. At December 31, 2019, the Company's investment in limited partnerships was $15.8 million.
The following table illustrates changes in the Company’s limited partnership investments for the three and six months ended June 30, 2019 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30
	2019	2020	2018	2019
Limited partnership investments, beginning of period	$13,823	$15,805	$13,449	$15,795
Capital contributions	245	175	513	293
Pro-rata share in the net income of limited partnerships	597	1,010	1,554	1,242
Distributions	(175)	—	(1,026)	(340)
Limited partnership investments, end of period	$14,490	$16,990	$14,490	$16,990

13. Segment Reporting
Strategic Education is an educational services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. Strategic Education’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment. The Company merged DevMountain into Strayer University, which resulted in a change to the way management reviews financial information in 2020 and by which the Chief Operating Decision Maker evaluates performance and allocates the resources of the Company. Prior period segment disclosures have been recast to conform to the current period presentation.
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
A summary of financial information by reportable segment for the three and six months ended June 30, 2019 and 2020 is presented in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2020	2019	2020
Revenues
Strayer University	$131,728	$138,080	$262,474	$283,734
Capella University	113,382	117,751	229,144	237,399
Consolidated revenues	$245,110	$255,831	$491,618	$521,133
Income from operations
Strayer University	$24,433	$35,813	$48,236	$72,416
Capella University	21,599	27,173	46,115	53,710
Amortization of intangible assets	(15,417)	(15,417)	(30,834)	(30,834)
Merger and integration costs	(3,019)	(1,174)	(10,198)	(4,938)
Consolidated income from operations	$27,596	$46,395	$53,319	$90,354

14.	Litigation
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

CARES Act

On March 27, 2020, Congress passed and President Trump signed into law the Coronavirus Aid, Relief, and Economic Securities ("CARES") Act. Among other things, the $2.2 trillion bill established some flexibilities related to the processing of federal student financial aid, established a higher education emergency fund, and created relief for some federal student loan borrowers. Through the CARES Act, Congress provided institutions of higher education relief from conducting a return to Title IV (R2T4) calculation in cases where the student withdrew because of COVID-19, including removing the requirement that the institution return unearned funds to the Department of Education and providing loan cancellation for the portion of the Direct Loan associated with a payment period that the student did not complete due to COVID-19. The CARES Act also allows institutions to exclude from satisfactory academic progress calculations any attempted credits that the student did not complete due to COVID-19, without requiring an appeal from the student. Additionally, under the legislation, institutions are permitted to transfer up to 100% of Federal Work Study funds into their Federal Supplemental Educational Opportunity Grant allocation and are granted a waiver of the 2019/2020 and 2020/2021 non-federal share institutional match. Institutions may continue to make Federal Work Study payments to student employees who are unable to meet their employment obligations due to COVID-19. The CARES Act also suspends payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. The Department issued and will continue to issue sub-regulatory guidance to institutions regarding implementation of the provisions included in the CARES Act.

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

Institutions receive funds under the Education Stabilization Fund based on a formula that factors in their relative percentage of full-time, Federal Pell Grant-eligible students who were not exclusively enrolled in online education prior to the emergency period. On April 9, 2020, the Department published guidance and funding levels for the Education Stabilization Fund, indicating that Strayer University was eligible to receive $5,792,122. Given that Strayer University is predominantly online, and very few students take only on-ground classes, Strayer declined to accept the funds allocated to it because most students would not have expenses related to the disruption of campus operations. Instead, Strayer University provided a $500 tuition grant for all students who had enrolled in on-ground classes for the Spring term, prior to the classes being converted to online. Because Capella University’s students are exclusively online, Capella was ineligible for Education Stabilization funding.
Gainful Employment
Under the Higher Education Act ("HEA"), a proprietary institution offering programs of study other than a baccalaureate degree in liberal arts (for which there is a limited statutory exception) must prepare students for gainful employment in a recognized occupation. The Department of Education published final regulations related to gainful employment that went into effect on July 1, 2015, with the additional disclosure requirements that became effective January 1, 2017 and July 1, 2019 (the “2015 Regulations”).
On July 1, 2019, the Department of Education released final gainful employment regulations, which contained a full repeal of the 2015 Regulations and became effective on July 1, 2020. Both Capella University and Strayer University implemented the July 2019 regulations early, by means permitted by the Secretary, and accordingly were not required to report gainful employment data for the 2018-2019 award year. For the period between July 2019 and July 1, 2020, Capella and Strayer University were not required to comply with gainful employment disclosure and template publication requirements and were not required to comply with the regulation’s certification requirements with respect to programmatic accreditation and program satisfaction of prerequisites for professional licensure/state certification.
Borrower Defenses to Repayment
On September 23, 2019, the Department published final Borrower Defense to Repayment regulations (the “2019 BDTR Rule”), which governs borrower defense to repayment claims in connection with loans first disbursed on or after July 1, 2020, the date the 2019 BDTR Rule became effective. The 2019 BDTR Rule supplants the 2016 Borrower Defense to Repayment rule.
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
The 2019 BDTR Rule defines “financial harm” as the amount of monetary loss that a borrower incurs as a consequence of a misrepresentation. The Department will determine financial harm based upon individual earnings and circumstances, which must include consideration of the individual borrower’s career experience subsequent to enrollment and may include, among other factors, evidence of program-level median or mean earnings. “Financial harm” does not include damages for nonmonetary loss, and the act of taking out a Direct Loan, alone, does not constitute evidence of financial harm. Financial harm also cannot be predominantly due to intervening local, regional, national economic or labor market conditions, nor can it arise from the borrower’s voluntary change in occupation or decision to pursue less than full-time work or decision not to work. The 2019 BDTR Rule contains certain limitations and procedural protections. Among the most prominent of these restrictions, the regulation contains a three-year limitation period of claims, measured from the student’s separation from the institution, does not permit claims to be filed on behalf of groups, and requires that institutions receive access to any evidence in the Department’s possession to inform its response. The 2019 BDTR Rule permits the usage of pre-dispute arbitration agreements and class action waivers as conditions of enrollment, so long as the institution provides plain-language disclosures to students and the disclosure is placed on the institution’s website. The regulations also allow for a borrower to choose whether to apply for a closed school loan discharge or accept a teach-out opportunity. In addition, the closed school discharge window is expanded from 120 days to 180 days prior to the school’s closure, though the final rule does not allow for an automatic closed school loan discharge. Institutions are required to accept responsibility for the repayment of amounts discharged by the Secretary pursuant to the borrower defense to repayment, closed school discharge, false certification discharge, and unpaid refund discharge regulations. If the Secretary discharges a loan in whole or in part, the Department of Education may require the school to repay the amount of the discharged loan.
On March 11, 2020, the 116th Congress passed a joint resolution providing for Congressional disapproval of the 2019 BDTR Rule. President Trump vetoed the joint resolution on May 29, 2020, and the House subsequently failed to override the veto during a vote on June 26, 2020.
Accrediting Agencies and State Authorization
On November 1, 2019, the Department of Education published final rules amending regulations governing the recognition of accrediting agencies, certain student assistance provisions including state authorization rules, and institutional eligibility. Among other changes, the final rules revise the definition of “state authorization reciprocity agreement” such that member states may enforce their own general-purpose state laws and regulations, but may not impose additional requirements related to state authorization of distance education directed at all or a subgroup of educational institutions. The regulations also clarify that state authorization requirements related to distance education courses are based on the state where a student is “located,” as determined by the institution, and not the state of the student’s “residence.” In addition, the final rules remove certain disclosure requirements related to programs offered solely through distance education, and they replace those requirements with certain disclosure requirements applicable to all programs that lead to professional licensure or certification, regardless of the delivery modality of those programs. The Department’s new rules also refine the process for recognition and review of accrediting agencies, the criteria used by the Department to recognize accrediting agencies, and the Department’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs. The final regulations became effective on July 1, 2020, excepting certain provisions which were eligible to be implemented early by institutions, and certain provisions relating to recognition of accrediting agencies effective January 1 or July 1, 2021. Neither Capella University nor Strayer University opted for early implementation.
On July 29, 2020, the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) held a meeting to review compliance by the Higher Learning Commission (“HLC”) with Department of Education requirements for recognized accrediting agencies. HLC is the institutional accreditor for Capella University. On June 30, 2020, the Department released a staff report that outlined HLC’s alleged noncompliance with its own policies and the Department’s regulations with regard to a change of ownership approval process for the acquisition of the Art Institute of Colorado and the Illinois Institute of Art, by Dream Center Educational Holdings. The staff report noted noncompliance in the areas of due process, consistency in decision making, and proper appeals procedures. The staff report proposed a one-year prohibition on HLC accrediting new institutions and a required compliance report on HLC’s remedial actions. NACIQI voted 9-2 to reject the staff report’s proposed sanctions, but NACIQI’s recommendation is non-binding. A Senior Department Official will make the decision on any action regarding HLC’s recognition by the Department. That decision can be appealed to the Secretary of Education. The Company cannot predict what conclusions the Department will reach regarding HLC.
Distance Education and Innovation
On April 2, 2020, the Department of Education published proposed regulations related to distance education and innovation to amend the sections of the institutional eligibility regulations issued under the HEA regarding establishing eligibility, maintaining eligibility, and losing eligibility. The proposed rules are the third package of regulations reflecting consensus language from the Accreditation and Innovation negotiated rulemaking, which took place from January to April, 2019. Among other changes, the proposed rules would establish an updated definition of distance education; amend the existing definition of the credit hour; create a definition of academic engagement; and update eligibility, program design, and disbursement rules for programs offered through the direct assessment of learning. The Department accepted public comments through May 4, 2020. If the final regulations are published by November 1, 2020, they will be effective July 1, 2021.

Title IX
On May 6, 2020, the Department of Education published final rules related to implementation of Title IX of the Education Amendments of 1972 (“Title IX”), which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The final rules define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specify how an institution must respond to allegations of sexual harassment. Among other things, the new rules include a requirement for live hearings on Title IX sexual harassment claims, which includes direct and cross-examination of parties, university-provided advisors (in the event a student or party does not provide an advisor), rulings on questions of relevance by decision-makers, and the creation and maintenance of a record of the live hearing proceedings. If pending litigation seeking court intervention to delay or vacate the final Title IX rule is unsuccessful, it will become effective August 14, 2020.
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
16. Subsequent Events
On July 29, 2020, the Company announced it entered into a definitive agreement to acquire the Australia and New Zealand operations of Laureate Education, Inc. The transaction is valued at approximately $642.7 million, subject to potential adjustments, and has been unanimously approved by the Boards of Directors of both companies. The transaction is subject to the satisfaction of certain customary closing conditions and regulatory approvals and is expected to close by the first quarter of 2021. The Company has received commitments from its lenders to expand its existing revolving credit facility from $250 million to $350 million coinciding with the close of the transaction.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” "may," “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures and the ultimate effect of the COVID-19 pandemic on the Company's business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as regional accreditation standards and state regulatory requirements, rulemaking by the Department and increased focus by the U.S. Congress on for-profit education institutions, the pace of student enrollment, competitive factors, risks associated with the further spread of COVID-19, including the ultimate effect of COVID-19 on people and economies, the effect of regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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
We are taking measures to provide financial relief to our students and employer partners negatively affected by the COVID-19 crisis. Measures include payment flexibility, scholarship opportunities, and other pricing relief. We expect that these measures will enable more students to continue pursuing their education during and after the COVID-19 crisis, and that revenue-per-student will range from flat to down 2% compared to 2019. In addition, we have decided to pause planned 2020 new campus expansion for campus projects that have not yet started, although we have completed or executed leases on roughly half of the originally planned eight to twelve new campuses for 2020.

As the pandemic has continued, we have begun to see deterioration in overall demand, including lower new student enrollment and lower continuation rates, which has impacted our total enrollment results for the third quarter and likely for the fourth quarter as well. The weakness has been most pronounced at Strayer University, where we estimate new student enrollment for the third quarter to decline approximately 27%. While it is not possible to predict the magnitude or persistence of this deterioration, enrollment weakness that started in 2010, following the recession in 2008, impacted Strayer University’s new student enrollment for several quarters. Enrollment at Capella University also has been impacted by the pandemic, though not as severely as Strayer University. As a result of the near-term enrollment trends we have enhanced our cost management efforts to offset lower than expected revenue, and now project that revenue and adjusted operating income in the period ending September 30, 2020 will be flat compared to the prior year. If these trends continue through the balance of the year, we would project 2020 revenue to be flat to slightly up compared to 2019, and adjusted operating income and income before income taxes to increase in the low to mid-single digits from 2019. The Company does not intend to disclose anticipated enrollment figures or trends in future periodic filings or earnings releases, except as may be required by law.
We believe our current financial position and expected operating results, and ability to further control costs are sufficient to support the ongoing operation of SEI and its two Universities in a manner that protects the health and well-being of our employees, students, and partners.
Recent Developments
On July 29, 2020, the Company and its wholly owned subsidiary SEI Newco Inc. (the “Purchaser”) entered into a sale and purchase agreement (the “Purchase Agreement”) with LEI AMEA INVESTMENTS B.V. (the “Seller”) and, solely as guarantor of certain of the Seller’s obligations thereunder, Laureate Education, Inc. (“Laureate”) pursuant to which, subject to the satisfaction or waiver of certain conditions, the Purchaser will acquire Laureate’s Australia and New Zealand operations by means of a purchase of all of the outstanding equity interests of certain subsidiaries held by the Seller. Pursuant to the Purchase Agreement, the Purchaser will pay a purchase price of approximately $642.7 million, subject to certain adjustments specified therein, including for working capital, indebtedness, and cash at the closing of the transaction, and the forecasted performance of the acquired business. The Company has agreed to guarantee the obligations of the Purchaser under the Purchase Agreement. The transaction, which is expected to close by the first quarter of 2021, is subject to certain regulatory approvals and customary closing conditions. The Company has received commitments from its lenders to expand its existing revolving credit facility from $250 million to $350 million coinciding with the close of the transaction.
Company Overview
During the first quarter of 2020, the Company revised its reportable segments and restated the results for the prior period to conform to the current period presentation. As of June 30, 2020, SEI had the following reportable segments:
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

•
In the second quarter, Strayer University’s enrollment increased 6% to 53,782 compared to 50,713 for the same period in 2019. New student enrollment for the period decreased 4% and continuing student enrollment for the period increased 8%. We believe new student enrollment at Strayer University is more volatile in the current economic environment due to Strayer’s mostly undergraduate student mix, which includes many first-time college students. We project new student enrollment at Strayer University in the third quarter will be lower by approximately 27% from the prior year, and total enrollment will be lower by approximately 1%. In the first quarter of 2020, Strayer University adopted a new enrollment reporting census date, which occurs approximately two weeks following the start of the academic term. Previously the Strayer University enrollment census date coincided with the end of the University’s “drop-add” period, approximately one week following the start of the academic term. The new census date is consistent with the approach employed by Capella University. All historical enrollment data included in this Form 10-Q has been revised using the new census date. Year-over-year percentage change in enrollment for the new census date does not differ significantly from the prior approach.
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

•
Sophia Learning is an innovative company which leverages technology and high quality academic content to provide self-paced online courses recommended by the American Council on Education for college credit.

•
In the second quarter, Capella University’s enrollment increased 1% to 39,341 compared to 38,979 for the same period in 2019. New student enrollment for the period increased 1% and continuing student enrollment for the period increased 1%. Capella University’s enrollment demand has also seen a slight contraction though less severe than at Strayer University, most likely attributable to the greater mix of graduate learners who are less sensitive to the current economic downturn. We expect a new student enrollment decline from the prior year of between 5-10%, while total enrollment at Capella will increase approximately 1% from the prior year. In the first quarter of 2020, Capella University consolidated two different enrollment reporting census dates into a single date, which occurs approximately two weeks following the start of the academic term. All historical enrollment data included in this Form 10-Q has been revised using the new census date. Year-over-year percentage change in enrollment for the new census date does not differ significantly from the prior approach.

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

Revenue recognition — Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Approximately 96% of our revenues during the six months ended June 30, 2020 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the Universities and the schools offering non-degree programs provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The Universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
New students at Strayer University registering in credit-bearing courses in any undergraduate program for the summer 2013 term (fiscal third quarter) and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In response to the COVID-19 pandemic, Strayer University is temporarily allowing students to miss two consecutive terms without losing their

Graduation Fund credits. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. The University's performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of June 30, 2020, we had deferred $52.3 million for estimated redemptions earned under the Graduation Fund, as compared to $49.6 million at December 31, 2019. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the second quarter of both 2020 and 2019, bad debt expense was 4.7% of revenue. A change in our allowance for credit losses of 1% of gross tuition receivable as of June 30, 2020 would have changed our income from operations by approximately $0.8 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and six months ended June 30, 2020 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and six month periods ended June 30, 2020.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three and six month periods ended June 30, 2020.
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
Results of Operations
In the second quarter of 2020, we generated $255.8 million in revenue compared to $245.1 million in 2019. Our income from operations was $46.4 million for the second quarter of 2020 compared to $27.6 million in 2019 due primarily to higher revenues driven by enrollment growth and lower merger and integration related costs. Net income in the second quarter of 2020 was $34.2 million compared to $24.4 million for the same period in 2019. Diluted earnings per share was $1.55 compared to $1.10 for the same period in 2019. For the six months ended June 30, 2020, we generated $521.1 million in revenue, compared to $491.6 million for the same period in 2019. Our income from operations was $90.4 million for the six months ended June 30, 2020 compared to $53.3 million for the same period in 2019. Net income was $69.4 million for the six months ended June 30, 2020 compared to $35.9 million for the same period in 2019, and diluted earnings per share was $3.15 in the six months ended June 30, 2020 compared to $1.63 for the same period in 2019.

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
Adjusted income from operations was $63.0 million in the second quarter of 2020 compared to $46.0 million in 2019. Adjusted net income was $45.4 million in the second quarter of 2020 compared to $35.2 million in 2019, and adjusted diluted earnings per share was $2.06 in the second quarter of 2020 compared to $1.59 in 2019. Adjusted income from operations was $126.1 million in the six months ended June 30, 2020 compared to $94.4 million for the same period in 2019. Adjusted net income was $91.9 million in the six months ended June 30, 2020 compared to $71.9 million for the same period in 2019, and adjusted diluted earnings per share was $4.17 in the six months ended June 30, 2020 compared to $3.26 for the same period in 2019.
The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2020

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Income from other investments(3)	Tax adjustments(4)	As Adjusted (Non-GAAP)
Revenues	$255,831	$—	$—	$—	$—	$255,831
Total costs and expenses	209,436	(15,417)	(1,174)	—	—	192,845
Income from operations	46,395	15,417	1,174	—	—	62,986
Operating margin	18.1%					24.6%
Net income	$34,152	$15,417	$1,174	$(1,135)	$(4,213)	$45,395

Diluted earnings per share	$1.55					$2.06
Weighted average diluted shares outstanding	22,012					22,012

Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2019

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Income from other investments(3)	Tax adjustments(4)	As Adjusted (Non-GAAP)
Revenues	$245,110	$—	$—	$—	$—	$245,110
Total costs and expenses	217,514	(15,417)	(3,019)	—	—	199,078
Income from operations	27,596	15,417	3,019	—	—	46,032
Operating margin	11.3%					18.8%
Net income	$24,409	$15,417	$3,019	$(1,605)	$(6,040)	$35,200

Diluted earnings per share	$1.10					$1.59
Weighted average diluted shares outstanding	22,109					22,109
Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2020

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Income from other investments(3)	Tax adjustments(4)	As Adjusted (Non-GAAP)
Revenues	$521,133	$—	$—	$—	$—	$521,133
Total costs and expenses	430,779	(30,834)	(4,938)	—	—	395,007
Income from operations	90,354	30,834	4,938	—	—	126,126
Operating margin	17.3%					24.2%
Net income	$69,391	$30,834	$4,938	$(1,389)	$(11,898)	$91,876

Diluted earnings per share	$3.15					$4.17
Weighted average diluted shares outstanding	22,041					22,041

Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2019

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Income from other investments(3)	Tax adjustments(4)	As Adjusted (Non-GAAP)
Revenues	$491,618	$—	$—	$—	$—	$491,618
Total costs and expenses	438,299	(30,834)	(10,198)	—	—	397,267
Income from operations	53,319	30,834	10,198	—	—	94,351
Operating margin	10.8%					19.2%
Net income	$35,909	$30,834	$10,198	$(2,628)	$(2,411)	$71,902

Diluted earnings per share	$1.63					$3.26
Weighted average diluted shares outstanding	22,079					22,079
__________________________________________________________________________________________

(1)	Reflects amortization and depreciation expense of intangible assets and software assets acquired through the Company’s merger with Capella Education Company.

(2)	Reflects integration expenses associated with the Company's merger with Capella Education Company, and transaction expenses associated with potential future business combinations.

(3)	Reflects income recognized from the Company's investments in partnership interests and other investments.

(4)
Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 27.5% and 28.5% for the three and six months ended June 30, 2019 and 2020, respectively.

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Revenues. Consolidated revenue increased to $255.8 million, compared to $245.1 million in the same period in the prior year, primarily due to enrollment growth at the Universities. Future revenue growth at both Universities is expected to be affected negatively as a result of the COVID-19 pandemic because of potential declines in enrollment as well as enhanced scholarships and discounts we are offering our students. In the Strayer University segment for the three months ended June 30, 2020, enrollment grew 6% to 53,782 from 50,713 for the same period in 2019. Revenue grew 4.8% to $138.1 million compared to $131.7 million in 2019 as a result of the increase in enrollment. In the Capella University segment for the three months ended June 30, 2020, enrollment grew 1% to 39,341 from 38,979 for the same period in 2019. Capella University segment revenue increased 3.9% to $117.8 million compared to $113.4 million in the same period in the prior year as a result of the enrollment growth.
Instructional and support costs. Consolidated instructional and support costs decreased to $125.5 million, compared to $130.7 million in the same period in the prior year, principally due to efficiencies gained through our technology investments, which have also helped improve student success, and cost synergies realized as a result of the merger with CEC. Consolidated instructional and support costs as a percentage of revenues decreased to 49.1% in the second quarter of 2020 from 53.3% in the second quarter of 2019.
General and administration expenses. Consolidated general and administration expenses decreased to $67.3 million in the second quarter of 2020 compared to $68.4 million in the prior year, principally due to cost synergies realized as a result of the merger with CEC. Consolidated general and administration expenses as a percentage of revenues decreased to 26.3% in the second quarter of 2020 from 27.9% in the second quarter of 2019.
Amortization of intangible assets. Amortization expense related to intangible assets acquired in the merger with CEC was $15.4 million in the second quarter of both 2020 and 2019.
Merger and integration costs. Merger and integration costs were $1.2 million in the second quarter of 2020 compared to $3.0 million for the same period in 2019 and reflect expenses for integration support services and severance costs incurred in connection with the merger with CEC as well as expenses associated with potential future business combinations incurred in the second quarter of 2020.
Income from operations. Consolidated income from operations increased to $46.4 million in the second quarter of 2020 compared to $27.6 million in the second quarter of 2019, principally due to higher revenues as a result of enrollment growth at both Universities and lower merger and integration related costs. Strayer University segment income from operations increased 46.6% to $35.8 million in the second quarter of 2020, compared to $24.4 million in the second quarter of 2019, primarily due to higher revenues due to enrollment growth. Capella University segment income from operations increased 25.8% to $27.2 million in the second quarter of 2020 compared to $21.6 million for the same period in 2019, primarily due to higher revenues due to enrollment growth.
Other income. Other income decreased to $1.6 million in the second quarter of 2020 compared to $4.1 million in the second quarter of 2019, as a result of lower yields on money markets and marketable securities and a decrease in investment income from our limited partnership and other investments. We expect interest income in 2020 to be negatively affected by reductions in interest rates as a result of the COVID-19 crisis.
Provision for income taxes. Income tax expense was $13.9 million in the second quarter of 2020, compared to $7.3 million in the second quarter of 2019. Our effective tax rate for the quarter was 28.9%, compared to 23.1% for the same period in 2019. The increase in the effective tax rate is due to an increase in state taxes in the current year period, and larger tax windfalls on share-based compensation in the prior year period.
Net income. Net income increased to $34.2 million in the second quarter of 2020 compared to $24.4 million in the second quarter of 2019 due to the factors discussed above.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenues. Consolidated revenue increased to $521.1 million, compared to $491.6 million in the same period in the prior year, primarily due to enrollment growth at the Universities. Future revenue growth at both Universities is expected to be affected negatively as a result of the COVID-19 pandemic because of potential declines in enrollment as well as enhanced scholarships and discounts we are offering our students. In the Strayer University segment, revenue grew 8.1% to $283.7 million in the six months ended June 30, 2020 from $262.5 million in the six months ended June 30, 2019, primarily due to enrollment growth. In the Capella University segment, revenue increased 3.6% to $237.4 million in the six months ended June 30, 2020, compared to $229.1 million in the six months ended June 30, 2019, primarily due to enrollment growth.

Instructional and support costs. Consolidated instructional and support costs decreased to $258.5 million in the six months ended June 30, 2020 from $264.8 million in the six months ended June 30, 2019, principally due to efficiencies gained through our technology investments, which have also helped improve student success, and cost synergies realized as a result of the merger with CEC. Consolidated instructional and support costs as a percentage of revenues decreased to 49.6% in the six months ended June 30, 2020 from 53.9% in the six months ended June 30, 2019.

General and administration expenses. Consolidated general and administration expenses increased to $136.5 million in the six months ended June 30, 2020 from $132.5 million in the six months ended June 30, 2019, principally due to increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues decreased to 26.2% in the six months ended June 30, 2020 from 27.0% in the six months ended June 30, 2019.

Amortization of intangible assets. Amortization expense related to intangible assets acquired in the merger with CEC was $30.8 million in the six months ended June 30, 2020 and 2019.

Merger and integration costs. Merger and integration costs were $4.9 million in the six months ended June 30, 2020 compared to $10.2 million in for the same period in 2019 and reflect expenses for integration support services and severance costs incurred in connection with the merger with CEC as well as expenses associated with potential future business combinations incurred in 2020.

Income from operations. Consolidated income from operations increased to $90.4 million in the six months ended June 30, 2020 compared to $53.3 million in the six months ended June 30, 2019, principally due to higher revenues as a result of enrollment growth at both Universities and lower merger and integration related costs. Strayer University segment income from operations increased 50.1% to $72.4 million in the six months ended June 30, 2020, compared to $48.2 million in the six months ended June 30, 2019, primarily due to higher revenues due to enrollment growth. Capella University segment income from operations increased 16.5% to $53.7 million in the six months ended June 30, 2020, compared to $46.1 million for the same period in 2019, primarily due to higher revenues due to enrollment growth.

Other income. Other income decreased to $3.8 million in the six months ended June 30, 2020 compared to $7.5 million in the six months ended June 30, 2019, as a result of lower yields on money markets and marketable securities and a decrease in investment income from our limited partnership and other investments. We expect interest income in 2020 to be negatively affected by reductions in interest rates as a result of the COVID-19 crisis.

Provision for income taxes. Income tax expense was $24.7 million in the six months ended June 30, 2020 compared to
$24.9 million in the six months ended June 30, 2019. Our effective tax rate for the six months ended June 30, 2020 was 26.3% compared to 40.9% for the six months ended June 30, 2019. The tax rate in 2019 was unfavorably impacted by changes in previously deferred compensation arrangements, resulting in a discrete charge of $11.5 million to reduce the Company's deferred tax asset related to these arrangements. The tax rate for both periods reflects favorable discrete adjustments, primarily related to tax windfalls recognized through share-based payment arrangements.

Net income. Net income increased to $69.4 million in the six months ended June 30, 2020 from $35.9 million in the six months ended June 30, 2019 due to the factors discussed above.
Liquidity and Capital Resources
At June 30, 2020, we had cash, cash equivalents, and marketable securities of $525.3 million compared to $491.2 million at December 31, 2019 and $440.5 million at June 30, 2019. At June 30, 2020, most of our cash was held in demand deposit accounts at high credit quality financial institutions.
On August 1, 2018, the Company entered into an amended credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts. During the six months ended June 30, 2020 and 2019, we paid unused commitment fees of $0.3 million. We were in compliance with all applicable covenants related to the Amended Credit Facility as of June 30, 2020. We had no borrowings outstanding during each of the six months ended June 30, 2020 and June 30, 2019.

Our net cash provided by operating activities for the six months ended June 30, 2020 was $111.9 million, compared to $103.1 million for the same period in 2019. The increase in net cash from operating activities was largely due to the increase in income from operations, partially offset by payments of working capital in the second quarter.
Capital expenditures increased to $25.5 million for the six months ended June 30, 2020, compared to $18.9 million for the same period in 2019, due to investments in new campuses and technologies.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock for each of the first two quarters of 2020. During the six months ended June 30, 2020, we paid a total of $26.7 million in cash dividends on our common stock. During the six months ended June 30, 2020, we invested approximately $0.2 million to repurchase common shares in the open market under our repurchase program. As of June 30, 2020, we had $249.8 million of share repurchase authorization remaining to use through December 31, 2020.
For the second quarter of both 2020 and 2019, bad debt expense as a percentage of revenue was 4.7%. Bad debt expense for the second quarter of 2020 includes additional reserves to account for projected deterioration in collections performance in 2020 due to the COVID-19 pandemic.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our Amended Credit Facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at June 30, 2020 and 2019. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the six months ended June 30, 2020 and 2019, we earned interest income of $2.9 million and $5.2 million, respectively.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2020, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
On August 1, 2018, the Company amended its prior credit facility to extend the maturity date of the revolving credit facility from July 2, 2020 to August 1, 2023, and to increase available borrowings from $150 million to $250 million, with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the revolving facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an aggregate amount of up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. We had no borrowings outstanding under the Amended Credit Facility as of June 30, 2020. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $2.5 million in interest expense per year assuming the entire $250 million revolving credit facility was utilized.
ITEM 4:   CONTROLS AND PROCEDURES

a)
Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of June 30, 2020, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)
Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The ongoing COVID-19 global and national pandemic has caused significant volatility and disruption to the international and United States economies. Like many other companies, to comply with government mandates and to protect the safety and wellbeing of our students/learners, faculty and staff, and the communities in which we live, we have instituted a remote work policy for the vast majority of our workforce, closed physical campus locations, and moved our on-ground courses at Strayer University, which comprised less than 5% of total seat count, to online-only instruction. The transition to remote working involves many operational challenges and may adversely affect our ability to satisfy student needs. Remote working may increase the chance of successful cyber-attacks, including email phishing schemes targeting employees to give up their credentials. Preparing our offices in anticipation of a portion of our workforce returning to physical office locations also presents operational challenges as on-site staff adjust to new equipment, new protocols, and hybrid combinations of on-site and remote work.
The extent to which the COVID-19 pandemic and future public health emergencies will affect our business, operations and financial results is uncertain and will depend on numerous evolving factors that remain uncertain and are impossible to predict, including: the duration and scope of the pandemic; the impact on economic activity from the pandemic and actions taken in response, including those of governmental entities; the impact of the pandemic and the government response thereto on our employees, students, and business partners, including any suspensions or terminations of employer tuition reimbursement programs; our ability to operate and provide our services with employees working remotely and/or closures of our campus locations; potential exposure to claims for liability arising out of employees or students who may contract the virus; and the ability of our students/learners to continue their education notwithstanding the pandemic.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2020, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for common stock repurchases was $249.8 million as of June 30, 2020, and is available for use through December 31, 2020.
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
Date: July 30, 2020