Form 10-Q
period 2020-09-30
Strategic Education, Inc.
filed 2020-11-05
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of October 16, 2020, there were outstanding 24,402,680 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2019	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$419,693	$717,804
Marketable securities	34,874	20,457
Tuition receivable, net	51,523	45,958
Other current assets	18,004	22,156
Total current assets	524,094	806,375
Property and equipment, net	117,029	115,607
Right-of-use lease assets	84,778	80,719
Marketable securities, non-current	36,633	30,663
Intangible assets, net	273,011	231,511
Goodwill	732,075	732,075
Other assets	21,788	50,369
Total assets	$1,789,408	$2,047,319

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,828	$115,829
Income taxes payable	1,352	12,093
Contract liabilities	39,284	42,633
Lease liabilities	25,284	24,740
Total current liabilities	156,748	195,295
Deferred income tax liabilities	47,942	34,012
Lease liabilities, non-current	80,557	76,802
Other long-term liabilities	41,451	36,152
Total liabilities	326,698	342,261
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 21,964,809 and 24,403,364 shares issued and outstanding at December 31, 2019 and September 30, 2020, respectively	220	244
Additional paid-in capital	1,309,438	1,515,662
Accumulated other comprehensive income	233	760
Retained earnings	152,819	188,392
Total stockholders’ equity	1,462,710	1,705,058
Total liabilities and stockholders’ equity	$1,789,408	$2,047,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Revenues	$241,747	$239,026	$733,365	$760,159
Costs and expenses:
Instructional and support costs	132,527	127,174	397,281	385,654
General and administration	72,303	74,069	204,816	210,596
Amortization of intangible assets	15,417	15,417	46,251	46,251
Merger and integration costs	1,500	2,920	11,698	7,858
Restructuring costs	—	4,024	—	4,024
Total costs and expenses	221,747	223,604	660,046	654,383
Income from operations	20,000	15,422	73,319	105,776
Other income	3,243	912	10,695	4,674
Income before income taxes	23,243	16,334	84,014	110,450
Provision for income taxes	6,551	5,374	31,413	30,099
Net income	$16,692	$10,960	$52,601	$80,351
Earnings per share:
Basic	$0.77	$0.48	$2.42	$3.62
Diluted	$0.75	$0.47	$2.38	$3.58
Weighted average shares outstanding:
Basic	21,806	23,004	21,694	22,193
Diluted	22,129	23,214	22,096	22,432
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Net income	$16,692	$10,960	$52,601	$80,351
Other comprehensive income:
Unrealized gains (losses) on marketable securities, net of tax	(2)	101	415	527
Comprehensive income	$16,690	$11,061	$53,016	$80,878
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at June 30, 2019	21,948,563	$219	$1,305,148	$132,060	$449	$1,437,876
Stock-based compensation	—	—	3,021	—	—	3,021
Exercise of stock options, net	12,795	1	(1,565)	—	—	(1,564)
Issuance of restricted stock, net	3,147	—	(251)	—	—	(251)
Common stock dividends ($0.50 per share)	—	—	—	(11,113)	—	(11,113)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(2)	(2)
Net income	—	—	—	16,692	—	16,692
Balance at September 30, 2019	21,964,505	$220	$1,306,353	$137,639	$447	$1,444,659

	For the three months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at June 30, 2020	22,222,936	$222	$1,291,597	$192,072	$659	$1,484,550
Issuance of common stock in public offering	2,185,000	22	220,226	—	—	220,248
Stock-based compensation	—	—	3,860	15	—	3,875
Exercise of stock options, net	243	—	21	—	—	21
Issuance of restricted stock, net	(4,815)	—	(42)	—	—	(42)
Common stock dividends ($0.60 per share)	—	—	—	(14,655)	—	(14,655)
Unrealized gains on marketable securities, net of tax	—	—	—	—	101	101
Net income	—	—	—	10,960	—	10,960
Balance at September 30, 2020	24,403,364	$244	$1,515,662	$188,392	$760	$1,705,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the nine months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2018	21,743,498	$217	$1,306,653	$118,322	$32	$1,425,224
Stock-based compensation	—	—	8,947	83	—	9,030
Exercise of stock options, net	103,364	2	(1,774)	—	—	(1,772)
Issuance of restricted stock, net	117,643	1	(7,473)	—	—	(7,472)
Common stock dividends ($1.50 per share)	—	—	—	(33,367)	—	(33,367)
Unrealized gains on marketable securities, net of tax	—	—	—	—	415	415
Net income	—	—	—	52,601	—	52,601
Balance at September 30, 2019	21,964,505	$220	$1,306,353	$137,639	$447	$1,444,659

	For the nine months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2019	21,964,809	$220	$1,309,438	$152,819	$233	$1,462,710
Impact of adoption of new accounting standard	—	—	—	(3,311)	—	(3,311)
Issuance of common stock in public offering	2,185,000	22	220,226	—	—	220,248
Stock-based compensation	—	—	10,743	16	—	10,759
Exercise of stock options, net	19,810	—	1,207	—	—	1,207
Issuance of restricted stock, net	235,514	2	(25,847)	—	—	(25,845)
Repurchase of common stock	(1,769)	—	(105)	(142)	—	(247)
Common stock dividends ($1.80 per share)	—	—	—	(41,341)	—	(41,341)
Unrealized gains on marketable securities, net of tax	—	—	—	—	527	527
Net income	—	—	—	80,351	—	80,351
Balance at September 30, 2020	24,403,364	$244	$1,515,662	$188,392	$760	$1,705,058
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2019	2020
Cash flows from operating activities:
Net income	$52,601	$80,351
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	250	250
Amortization of investment discount/premium	286	108
Depreciation and amortization	78,862	78,189
Deferred income taxes	971	(12,867)
Stock-based compensation	9,075	10,759
Impairment of right-of-use lease assets	—	453
Changes in assets and liabilities:
Tuition receivable, net	2,258	(1,224)
Other assets	(1,648)	(8,684)
Accounts payable and accrued expenses	(2,022)	681
Income taxes payable	(7,125)	10,674
Contract liabilities	10,311	4,540
Other long-term liabilities	(2,412)	(4,444)
Net cash provided by operating activities	141,407	158,786

Cash flows from investing activities:
Purchases of property and equipment	(27,769)	(34,787)
Purchases of marketable securities	(17,769)	(1,863)
Proceeds from marketable securities	32,860	22,868
Other investments	(878)	(768)
Net cash used in investing activities	(13,556)	(14,550)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	220,248
Common dividends paid	(33,297)	(41,305)
Net payments for stock awards	(9,195)	(24,778)
Repurchase of common stock	—	(247)
Net cash provided by (used in) financing activities	(42,492)	153,918
Net increase in cash, cash equivalents, and restricted cash	85,359	298,154
Cash, cash equivalents, and restricted cash — beginning of period	312,237	420,497
Cash, cash equivalents, and restricted cash — end of period	$397,596	$718,651
Noncash transactions:
Non-cash additions to property and equipment	$3,977	$2,496
Right-of-use lease assets obtained in exchange for operating lease liabilities	$4,082	$12,427
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Nature of Operations
Strategic Education, Inc. (“Strategic Education” or the “Company”), a Maryland corporation formerly known as Strayer Education, Inc., is a national leader in education innovation, dedicated to enabling economic mobility for working adults through education. The Company operates primarily through its wholly-owned subsidiaries Strayer University and Capella University (the "Universities"), both accredited post-secondary institutions of higher education. During the first quarter of 2020, the Company revised its reportable segments, as discussed further in Note 14. Prior period segment disclosures have been restated to conform to the current period presentation. The accompanying condensed consolidated financial statements and footnotes include the results of the Company’s two reportable segments: Strayer University and Capella University.
2.    Significant Accounting Policies
Financial Statement Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
All information as of September 30, 2019 and 2020, and for the three and nine months ended September 30, 2019 and 2020 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date. Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Merger and integration costs include integration expenses associated with the Company's merger with CEC, and transaction expenses associated with the Company's acquisition of the Australia and New Zealand operations of Laureate Education, Inc.
Restructuring costs include severance and other personnel-related expenses from voluntary and involuntary employee terminations in connection with the Company's workforce reduction plan. See Note 5 for additional information.

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
Restricted Cash
A significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from the Universities during the academic term. The Company had approximately $0.3 million of these unpaid obligations as of December 31, 2019 and September 30, 2020, which are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2019 and 2020 (in thousands):

	As of September 30,
	2019	2020
Cash and cash equivalents	$397,094	$717,804
Restricted cash included in other current assets	2	347
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$397,596	$718,651
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

The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2019 and September 30, 2020 (in thousands):

	December 31, 2019	September 30, 2020
Tuition receivable	$82,454	$90,815
Allowance for credit losses	(30,931)	(44,857)
Tuition receivable, net	$51,523	$45,958

Approximately $1.0 million and $3.2 million of tuition receivable are included in other assets as of December 31, 2019 and September 30, 2020, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three and nine months ended September 30, 2019 and 2020 (in thousands). The provision for credit losses for the three and nine months ended September 30, 2020 includes additional reserves to account for projected deterioration in collections performance in 2020 due to the COVID-19 pandemic.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Allowance for credit losses, beginning of period	$30,733	$42,956	$28,457	$30,931
Impact of adopting ASC 326	—	—	—	4,571
Additions charged to expense	12,111	11,169	35,893	34,316
Adjustment to value of acquired receivables	—	—	2,207	—
Write-offs, net of recoveries	(11,314)	(9,268)	(35,027)	(24,961)
Allowance for credit losses, end of period	$31,530	$44,857	$31,530	$44,857
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 21,964,809 and 24,403,364 shares were issued and outstanding as of December 31, 2019 and September 30, 2020, respectively. On August 10, 2020, the Company completed a public offering of 2,185,000 shares of its common stock for total cash proceeds of $220.2 million, net of underwriting discounts and offering costs of $9.2 million. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.

In July 2020, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on September 14, 2020.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Weighted average shares outstanding used to compute basic earnings per share	21,806	23,004	21,694	22,193
Incremental shares issuable upon the assumed exercise of stock options	44	12	65	16
Unvested restricted stock and restricted stock units	279	198	337	223
Shares used to compute diluted earnings per share	22,129	23,214	22,096	22,432

Anti-dilutive shares of restricted stock excluded from the diluted earnings per share calculation	3	123	21	42
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax. As of December 31, 2019 and September 30, 2020, the balance of accumulated other comprehensive income was $233,000, net of tax of $90,000 and $760,000, net of tax of $287,000, respectively. During the nine months ended September 30, 2020, approximately $25,000, net of tax of $10,000, of unrealized gains on available-for-sale marketable securities was reclassified out of accumulated other comprehensive income to Other income on the unaudited condensed consolidated statements of income.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for credit losses, useful lives of property and equipment and intangible assets, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. During the nine months ended September 30, 2020, management estimates also include potential impacts the COVID-19 pandemic will have on student enrollment, tuition pricing, and collections in future periods. The duration and severity of the COVID-19 pandemic and its impact on the Company’s condensed consolidated financial statements is subject to uncertainty. Actual results could differ from those estimates.
Recently Issued Accounting Standards Not Yet Adopted
ASUs recently issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.

3.    Acquisition of Laureate's Australia and New Zealand Operations
On July 29, 2020, the Company entered into a sale and purchase agreement (“Purchase Agreement”) to acquire the Australia and New Zealand operations (collectively, the “Business”) of Laureate Education, Inc. (“Laureate”). The Business includes Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to over 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design. The Company believes that the Business represents an attractive portfolio of institutions with a similar focus on innovation, academic outcomes, improved affordability and career advancement as the Company. The Company also believes that the Business provides an attractive platform for potential future growth, both from Australia’s favorable student immigration regulations and as a potential platform for expansion across the Asian market. On August 10, 2020, the Company increased the total commitments under its existing revolving credit facility from $250 million to $350 million in anticipation of closing the transaction. The transaction closed on November 3, 2020. See Note 17 for additional information.

Through September 30, 2020, the Company has incurred $2.6 million of acquisition-related costs related to this acquisition. These costs were primarily attributable to legal and accounting support services incurred by the Company in connection with the acquisition, and are included in Merger and integration costs in the accompanying unaudited condensed consolidated statement of income.
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and nine months ended September 30, 2019 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Strayer University Segment
Tuition, net of discounts, grants and scholarships	$125,184	$124,344	$378,099	$398,385
Other(1)	4,809	4,067	14,367	13,760
Total Strayer University Segment	129,993	128,411	392,466	412,145
Capella University Segment
Tuition, net of discounts, grants and scholarships	106,479	105,565	324,647	332,234
Other(1)	5,275	5,050	16,252	15,780
Total Capella University Segment	111,754	110,615	340,899	348,014
Consolidated revenue	$241,747	$239,026	$733,365	$760,159
_________________________________________
(1)Other revenue is primarily comprised of academic fees, sales of course materials, placement fees and other revenue streams.
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
Contract Liabilities – Graduation Fund
Strayer University offers the Graduation Fund, which allows undergraduate and graduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students registering in credit-bearing courses in any undergraduate or graduate degree program receive one free course for every three courses that the student successfully completes. To be eligible, students must meet all of Strayer University’s admission requirements and must be enrolled in a bachelor’s or master's degree program. The Company’s employees and their dependents are not eligible for the program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In response to the COVID-19 pandemic, Strayer University is temporarily allowing students to miss two consecutive terms without losing their Graduation Fund credits.
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $20.1 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the nine months ended September 30,
	2019	2020
Balance at beginning of period	$43,329	$49,641
Revenue deferred	21,358	19,044
Benefit redeemed	(17,947)	(17,077)
Balance at end of period	$46,740	$51,608
Unbilled receivables – Student tuition
Academic materials may be shipped to certain new undergraduate students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue are recorded. The balance of unbilled receivables related to such materials was $1.5 million as of September 30, 2020, and is included in tuition receivable.
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

In 2018 and 2019, the Company incurred personnel-related restructuring charges due to cost reduction efforts and management changes. These changes related to the integration of CEC in order to establish an efficient ongoing cost structure for the Company. The severance and other employee separation costs incurred in connection with the integration of CEC are included in Merger and integration costs on the unaudited condensed consolidated statements of income.
In the third quarter of 2020, the Company began implementing an employee restructuring plan in an effort to reduce the ongoing operating costs of the Company to align with changes in enrollment. Under this plan, the Company has incurred, and will continue to incur through March 31, 2021, severance and other employee separation costs related to voluntary and involuntary employee terminations. All severance and other employee separation charges related to this plan are included in Restructuring costs on the unaudited condensed consolidated statements of income.
The following details the changes in the Company’s restructuring liability during the nine months ended September 30, 2019 and 2020 (in thousands):

		Severance and Other Employee Separation Costs
	Lease and Related Costs, Net	CEC Integration Plan	2020 Restructuring Plan	Total
Balance at December 31, 2018	$6,540	$14,347	$—	$20,887
Restructuring and other charges(1)	—	2,334	—	2,334
Payments	—	(7,841)	—	(7,841)
Adjustments(2)	(6,540)	—	—	(6,540)
Balance at September 30, 2019	$—	$8,840	$—	$8,840

Balance at December 31, 2019(3)	$—	$8,283	$—	$8,283
Restructuring and other charges(1)	—	—	4,024	4,024
Payments	—	(5,401)	(34)	(5,435)
Adjustments	—	—	—	—
Balance at September 30, 2020(3)	$—	$2,882	$3,990	$6,872
_____________________________________
(1)Restructuring and other charges were $0.2 million and $2.3 million for the three and nine months ended September 30, 2019, respectively, and $4.0 million for the three and nine months ended September 30, 2020.
(2)Adjustments represent the impact of adopting ASC 842 on January 1, 2019. In accordance with ASC 842, the lease related restructuring liability balance as of December 31, 2018 was netted against the initial ROU lease asset recognized upon adoption. Asset retirement obligations related to these restructured properties are also included in the adjustments amount.
(3)The current portion of restructuring liabilities was $6.4 million and $6.9 million as of December 31, 2019 and September 30, 2020, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.

6. Marketable Securities
The following is a summary of available-for-sale securities as of September 30, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$22,865	$485	$—	$23,350
Tax-exempt municipal securities	21,907	275	(12)	22,170
Variable rate demand notes	5,600	—	—	5,600
Total	$50,372	$760	$(12)	$51,120

The following is a summary of available-for-sale securities as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$42,584	$165	$(40)	$42,709
Tax-exempt municipal securities	23,301	112	(215)	23,198
Variable rate demand notes	5,600	—	—	5,600
Total	$71,485	$277	$(255)	$71,507

The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2019 and September 30, 2020 were caused by changes in market values primarily due to interest rate changes. As of September 30, 2020, there were no securities in an unrealized loss position for a period longer than twelve months. The Company has no allowance for credit losses related to its available-for-sale securities as all investments are in investment grade securities. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No impairment charges were recorded during the three and nine months ended September 30, 2019 and 2020.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2019 and September 30, 2020 (in thousands):

	December 31, 2019	September 30, 2020
Due within one year	$34,874	$20,457
Due after one year through five years	36,633	30,663
Total	$71,507	$51,120
Amounts due within one year in the table above included $5.6 million of variable rate demand notes, which have contractual maturities ranging from 17 years to 25 years as of September 30, 2020. The variable rate demand notes are floating rate municipal bonds with embedded put options that allow the Company to sell the security at par plus accrued interest on a settlement basis ranging from one day to seven days. The Company has classified these securities based on their effective maturity dates, which range from one day to seven days from the balance sheet date.
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the three and nine months ended September 30, 2019 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Maturities of marketable securities	$10,300	$3,999	$32,860	$21,404
Sales of marketable securities	—	—	—	1,464
Total	$10,300	$3,999	$32,860	$22,868
The Company recorded approximately $35,000 in gross realized gains in net income during the nine months ended September 30, 2020 related to the sale of marketable securities. The Company did not record any gross realized gains or losses in net income during the three months ended September 30, 2020 and the three and nine months ended September 30, 2019.
7.    Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2020 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$10,097	$10,097	$—	$—
Marketable securities:
Corporate debt securities	23,350	—	23,350	—
Tax-exempt municipal securities	22,170	—	22,170	—
Variable rate demand notes	5,600	—	5,600	—
Total assets at fair value on a recurring basis	$61,217	$10,097	$51,120	$—

Liabilities:
Deferred payments	$2,003	$—	$—	$2,003

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$30,693	$30,693	$—	$—
Marketable securities:
Corporate debt securities	42,709	—	42,709	—
Tax-exempt municipal securities	23,198	—	23,198	—
Variable rate demand notes	5,600	—	5,600	—
Total assets at fair value on a recurring basis	$102,200	$30,693	$71,507	$—

Liabilities:
Deferred payments	$3,257	$—	$—	$3,257
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2019 and September 30, 2020 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
•Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.2 million as of September 30, 2020 and is included in accounts payable and accrued expense.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2019 and 2020.
Changes in the fair value of the Company’s Level 3 liabilities during the nine months ended September 30, 2019 and 2020 are as follows (in thousands):

	As of September 30,
	2019	2020
Balance as of the beginning of period	$4,120	$3,257
Amounts paid	(1,579)	(1,628)
Other adjustments to fair value	1,017	374
Balance at end of period	$3,558	$2,003

8. Other Assets

Other assets consist of the following as of December 31, 2019 and September 30, 2020 (in thousands):

	December 31, 2019	September 30, 2020
Prepaid expenses, net of current portion	$191	$26,118
Equity method investments	15,795	16,734
Other investments	2,123	2,527
Other	3,679	4,990
Other assets	$21,788	$50,369
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In the fourth quarter of 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute ("JWMI"), the Company will make a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of September 30, 2020, $21.0 million of this payment is included in the prepaid expenses, net of current portion balance, as the payment will be amortized over an estimated useful life of 15 years. The prepaid balance was partially offset by a $2.8 million liability balance that represented a seller's continuing interest in JWMI that will terminate following this payment. The payment is expected to be made in December 2020 and is included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet as of September 30, 2020.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $2.0 million across these partnerships through 2027. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the three and nine months ended September 30, 2019 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Limited partnership investments, beginning of period	$14,490	$16,990	$13,449	$15,795
Capital contributions	366	75	878	368
Pro-rata share in the net income of limited partnerships	706	370	2,260	1,612
Distributions	—	(701)	(1,025)	(1,041)
Limited partnership investments, end of period	$15,562	$16,734	$15,562	$16,734

Other Investments

The Company's venture fund, SEI Ventures, makes investments in education tech start-ups focused on transformational technologies that improve student success. These investments are accounted for at cost less impairment as they do not have readily determinable fair value.

9.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2019 and September 30, 2020 (in thousands):

	December 31, 2019	September 30, 2020
Trade payables	$47,503	$57,860
Accrued compensation and benefits	33,924	25,525
JWMI license payment (see Note 8)	—	25,343
Accrued student obligations	4,580	3,957
Real estate liabilities	751	441
Other	4,070	2,703
Accounts payable and accrued expenses	$90,828	$115,829
10.    Long-Term Debt
On August 1, 2018, the Company entered into an amended credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides the Company with an option (the "Accordion Option"), under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. The maturity date of the Amended Credit Facility is August 1, 2023. The Company paid approximately $1.2 million in debt financing costs associated with the Amended Credit Facility, and these costs are being amortized on a straight-line basis over the five-year term of the Amended Credit Facility.
On August 10, 2020, in anticipation of the closing of the acquisition of Laureate's Australia and New Zealand operations, the Company exercised the Accordion Option by entering into a supplement agreement with certain lenders under the Amended Credit Facility, which increased the total commitments under the Revolving Credit Facility from $250 million to $350 million. See Note 17 for additional information.
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
The Amended Credit Facility is guaranteed by all domestic subsidiaries, subject to certain exceptions, and secured by substantially all of the assets of the Company and its subsidiary guarantors. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:
•A leverage ratio of not greater than 2 to 1. Leverage ratio is defined as the ratio of total debt to trailing four-quarter EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation).
•A coverage ratio of not less than 1.75 to 1. Coverage ratio is defined as the ratio of trailing four-quarter EBITDA and rent expense to trailing four-quarter interest and rent expense.
•A U.S. Department of Education (“Department” or "Department of Education") Financial Responsibility Composite Score of not less than 1.5.
The Company was in compliance with all the terms of the Amended Credit Facility and had no borrowings outstanding under the Revolver as of September 30, 2020.

11.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2019 and September 30, 2020 (in thousands):

	December 31, 2019	September 30, 2020
Contract liabilities, net of current portion	$30,925	$32,116
Asset retirement obligations	1,961	1,984
Deferred payments related to acquisitions	4,963	637
Employee separation costs	1,838	—
Other	1,764	1,415
Other long-term liabilities	$41,451	$36,152
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
Deferred Payments Related to Acquisitions
In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $2.2 million and $0.6 million as of December 31, 2019 and September 30, 2020, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired. In the third quarter of 2020, the $2.8 million liability offset the prepaid expense asset recognized in connection with the final one-time cash payment that the Company will make related to the JWMI perpetual license agreement (as discussed in Note 8) because the counterparty's continuing interest will terminate following the payment.
Employee Separation Costs
Severance and other employee separation costs to be paid after one year.
12.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and nine months ended September 30, 2019 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Instructional and support costs	$945	$1,390	$2,820	$3,776
General and administration	2,077	2,485	5,888	6,983
Merger and integration costs	(523)	—	367	—
Stock-based compensation expense included in operating expense	2,499	3,875	9,075	10,759
Tax benefit	651	997	2,333	2,767
Stock-based compensation expense, net of tax	$1,848	$2,878	$6,742	$7,992
During the nine months ended September 30, 2019 and 2020, the Company recognized a tax windfall related to share-based payment arrangements of approximately $4.0 million and $2.8 million, respectively, which was recorded as an adjustment to the provision for income taxes.

13.    Income Taxes

During the nine months ended September 30, 2019 and 2020, the Company recorded income tax expense of $31.4 million and $30.1 million, reflecting an effective tax rate of 37.4% and 27.3%, respectively.
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
The Company had $1.2 million and $1.1 million of unrecognized tax benefits as of December 31, 2019 and September 30, 2020, respectively. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income. The Company incurred approximately $163,000 and $55,000 related to interest and penalties during the nine months ended September 30, 2019 and 2020, respectively.
The Company paid $36.6 million and $32.4 million in income taxes during the nine months ended September 30, 2019 and 2020, respectively.
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
A summary of financial information by reportable segment for the three and nine months ended September 30, 2019 and 2020 is presented in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2020	2019	2020
Revenues
Strayer University	$129,993	$128,411	$392,466	$412,145
Capella University	111,754	110,615	340,899	348,014
Consolidated revenues	$241,747	$239,026	$733,365	$760,159
Income from operations
Strayer University	$17,993	$22,809	$66,229	$95,225
Capella University	18,924	14,974	65,039	68,684
Amortization of intangible assets	(15,417)	(15,417)	(46,251)	(46,251)
Merger and integration costs	(1,500)	(2,920)	(11,698)	(7,858)
Restructuring costs	—	(4,024)	—	(4,024)
Consolidated income from operations	$20,000	$15,422	$73,319	$105,776

15.    Litigation
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
16.    Regulation
CARES Act

On March 27, 2020, Congress passed and President Trump signed into law the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. Among other things, the $2.2 trillion bill established some flexibilities related to the processing of federal student financial aid, established a higher education emergency fund, and created relief for some federal student loan borrowers. Through the CARES Act, Congress provided institutions of higher education relief from conducting a return to Title IV (R2T4) calculation in cases where the student withdrew because of COVID-19, including removing the requirement that the institution return unearned funds to the Department of Education and providing loan cancellation for the portion of the Direct Loan associated with a payment period that the student did not complete due to COVID-19. The CARES Act also allows institutions to exclude from satisfactory academic progress calculations any attempted credits that the student did not complete due to COVID-19, without requiring an appeal from the student. Additionally, under the legislation, institutions are permitted to transfer up to 100% of Federal Work Study funds into their Federal Supplemental Educational Opportunity Grant allocation and are granted a waiver of the 2019/2020 and 2020/2021 non-federal share institutional match. Institutions may continue to make Federal Work Study payments to student employees who are unable to meet their employment obligations due to COVID-19. The CARES Act also suspends payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. On August 8, 2020, President Trump issued a memorandum directing the Secretary of Education to take action to extend CARES Act student loan relief through December 31, 2020. The Department issued and will continue to issue sub-regulatory guidance to institutions regarding implementation of the provisions included in the CARES Act.

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
On July 1, 2019, the Department of Education released final gainful employment regulations, which contained a full repeal of the 2015 Regulations and became effective on July 1, 2020. Both Capella University and Strayer University implemented the July 2019 regulations early, by means permitted by the Secretary, and accordingly were not required to report gainful employment data for the 2018-2019 award year. For the period between July 2019 and July 1, 2020, Capella University and Strayer University were not required to comply with gainful employment disclosure and template publication requirements and were not required to comply with the regulation’s certification requirements with respect to programmatic accreditation and program satisfaction of prerequisites for professional licensure/state certification.
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
The 2019 BDTR Rule defines “financial harm” as the amount of monetary loss that a borrower incurs as a consequence of a misrepresentation. The Department will determine financial harm based upon individual earnings and circumstances, which must include consideration of the individual borrower’s career experience subsequent to enrollment and may include, among other factors, evidence of program-level median or mean earnings. “Financial harm” does not include damages for non-monetary loss, and the act of taking out a Direct Loan, alone, does not constitute evidence of financial harm. Financial harm also cannot be predominantly due to intervening local, regional, national economic or labor market conditions, nor can it arise from the borrower’s voluntary change in occupation or decision to pursue less than full-time work or decision not to work. The 2019 BDTR Rule contains certain limitations and procedural protections. Among the most prominent of these restrictions, the regulation contains a three-year limitation period of claims, measured from the student’s separation from the institution, does not permit claims to be filed on behalf of groups, and requires that institutions receive access to any evidence in the Department’s possession to inform its response. The 2019 BDTR Rule permits the usage of pre-dispute arbitration agreements and class action waivers as conditions of enrollment, so long as the institution provides plain-language disclosures to students and the disclosures are placed on the institution’s website. The regulations also allow for a borrower to choose whether to apply for a closed school loan discharge or accept a teach-out opportunity. In addition, the closed school discharge window is expanded from 120 days to 180 days prior to the school’s closure, though the final rule does not allow for an automatic closed school loan discharge. Institutions are required to accept responsibility for the repayment of amounts discharged by the Secretary pursuant to the borrower defense to repayment, closed school discharge, false certification discharge, and unpaid refund discharge regulations. If the Secretary discharges a loan in whole or in part, the Department of Education may require the school to repay the amount of the discharged loan.
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

On July 29, 2020, the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) held a meeting to review compliance by the Higher Learning Commission (“HLC”) with Department of Education requirements for recognized accrediting agencies. HLC is the institutional accreditor for Capella University. On June 30, 2020, the Department released a staff report that outlined HLC’s alleged noncompliance with its own policies and the Department’s regulations with regard to a change of ownership approval process for the acquisition of the Art Institute of Colorado and the Illinois Institute of Art, by Dream Center Educational Holdings. The staff report noted noncompliance in the areas of due process, consistency in decision making, and proper appeals procedures. The staff report proposed a one-year prohibition on HLC accrediting new institutions and a required compliance report on HLC’s remedial actions. NACIQI voted 9-2 to reject the staff report’s proposed sanctions, but NACIQI’s recommendation was non-binding. On October 26, 2020, a Senior Department Official ("SDO") found HLC non-compliant, in part. While the SDO required that HLC submit periodic reporting for twelve months, the SDO did not restrict HLC's scope of accreditation or ability to accredit new institutions. The SDO's decision can be appealed to the Secretary of Education. If appealed, the Company cannot predict what ultimate conclusions the Department will reach regarding HLC.
Distance Education and Innovation
On August 24, 2020, the Department of Education published final rules related to distance education and innovation to amend the sections of the institutional eligibility regulations issued under the HEA regarding establishing eligibility, maintaining eligibility, and losing eligibility. Among other changes, the final rules establish an updated definition of distance education; amend the existing definition of the credit hour; create a definition of academic engagement; and update eligibility and program design, for programs offered through the direct assessment of learning. The final rules also make operational changes to several financial aid awarding, disbursing and refunding rules, including how aid can be delivered to students enrolled in subscription period programs, such as Capella’s FlexPath offerings. The final rule will become effective July 1, 2021, with the option for early implementation. Capella University and Strayer University are evaluating whether to implement the rule early.

Title IX
On May 6, 2020, the Department of Education published final rules related to implementation of Title IX of the Education Amendments of 1972 (“Title IX”), which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The final rules define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specify how an institution must respond to allegations of sexual harassment. Among other things, the new rules include a requirement for live hearings on Title IX sexual harassment claims, which includes direct and cross-examination of parties, university-provided advisors (in the event a student or party does not provide an advisor), rulings on questions of relevance by decision-makers, and the creation and maintenance of a record of the live hearing proceedings. The final rule became effective August 14, 2020.
Compliance Reviews
The Universities are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies.
In June 2019, the Department conducted an announced, on-site program review at Capella University, focused on Capella University’s FlexPath program. The review covered the 2017-2018 and 2018-2019 federal student financial aid years. The program review has not concluded, and the University cannot predict when it will conclude. In general, after the Department conducts its site visit and reviews data supplied by the institution, it sends the institution a program review report. The institution has the opportunity to respond to any findings in the report. The Department then issues a Final Program Review Determination, which identifies any liabilities. The institution may appeal any monetary liabilities specified in the Final Program Review Determination.
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
As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella’s continued

participation in Title IV programs with provisional certification through December 31, 2022. As is typical, the Provisional Program Participation Agreement subjects Capella University to certain requirements during the period of provisional certification, including that Capella must apply for and receive approval from the Department in connection with new locations or the addition of new Title IV-eligible educational programs. Capella will be required to apply for recertification by September 30, 2022.
17. Subsequent Events
On November 3, 2020, the Company completed the previously announced acquisition of the Australia and New Zealand operations of Laureate. Pursuant to the Purchase Agreement, aggregate consideration paid by the Company was approximately $662.0 million in cash, which reflected the original agreed upon purchase price of $642.7 million, plus a $19.3 million adjustment reflecting an estimated $16.0 million of net cash at close, and an estimated $3.3 million related to higher working capital. These estimated adjustments will be subject to a final true-up of net cash and net working capital, based on the actual closing accounts to be agreed upon no more than 60 days following close. The Company funded the aggregate consideration paid in the transaction using cash on hand and borrowings under the Company's credit facility.
In addition, on November 3, 2020, the Company entered into a Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents (the “Amendment”). The Amendment amends the Company’s existing amended credit agreement and the Supplement Agreement, dated August 10, 2020, (collectively the “Credit Agreement”). The Credit Agreement, provided, among other things, for a $350 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a maturity date of August 1, 2023.

The Amendment, among other things, (i) extends the maturity date of the Revolving Credit Facility from August 1, 2023 to November 3, 2025, (ii) provides the Company with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in the future in an aggregate amount of up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company's leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00, (iii) provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million, and (iv) amends certain negative covenants and events of default. In addition, the Credit Agreement, as amended by the Amendment, requires that the Company satisfy certain financial maintenance covenants, including:

•A leverage ratio of not greater than 2.00:1.00. Leverage ratio is defined as the ratio of total debt (net of unrestricted cash in an amount not to exceed $150 million) to trailing four-quarter EBITDA.

•A coverage ratio of not less than 1.75:1.00. Coverage ratio is defined as the ratio of trailing four-quarter EBITDA and rent expense to trailing four-quarter interest and rent expense.

•A U.S. Department of Education Financial Responsibility Composite Score of not less than 1.0 for any fiscal year and not less than 1.5 for any two consecutive fiscal years.

In addition, the lenders party to the Credit Agreement consented to the consummation of the Company’s acquisition of the Australia and New Zealand operations of Laureate.

Except as amended by the Amendment, the remaining terms of the Credit Agreement remain in full force and effect.
These events had no impact on the unaudited condensed consolidated financial statements as of September 30, 2020.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” "may," “will,” “forecast,” “outlook,” “plan,” “project,” or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures and the ultimate effect of the COVID-19 pandemic on the Company's business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as institutional accreditation standards and state regulatory requirements, rulemaking by the Department and increased focus by the U.S. Congress on for-profit education institutions, the pace of student enrollment, competitive factors, risks associated with the further spread of COVID-19, including the ultimate effect of COVID-19 on people and economies, the effect of regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions including in the case of the Company’s acquisition of Laureate’s Australia and New Zealand business, the risk that the benefits of the acquisition may not be fully realized or may take longer to realize than expected, and the risk that the acquisition may not advance the Company’s business strategy and growth strategy, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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
We are taking measures to provide financial relief to our students and employer partners negatively affected by the COVID-19 crisis. Measures include payment flexibility, scholarship opportunities, and other pricing relief. We expect that these measures will enable more students to continue pursuing their education during and after the COVID-19 crisis, and that revenue-per-student will range from flat to down 2% compared to 2019. In addition, we have decided to pause planned 2020 new campus expansion for campus projects that have not yet started, although we have completed or executed leases on roughly half of the originally planned eight to twelve new campuses for 2020. In the third quarter of 2020, we began implementing a restructuring plan that includes both voluntary and involuntary employee terminations in an effort to reduce ongoing operating costs to align with changes in enrollment. These headcount reductions are expected to result in a 5% decrease to SEI's total workforce.
As the pandemic has continued, we have seen deterioration in overall demand, including lower new student enrollment and lower continuation rates, which has impacted our total enrollment results for the third and fourth quarters. The weakness has been most pronounced at Strayer University, where new student enrollment for the third quarter declined approximately 28% and we expect the percentage change in new student enrollment for the fourth quarter to be similar to the third quarter. While it is not possible to predict the magnitude or persistence of this deterioration, enrollment weakness that started in 2010, following the recession in 2008, impacted Strayer University’s new student enrollment for several quarters. Enrollment at Capella University also has been impacted by the pandemic, though not as severely as at Strayer University. As a result of the near-term enrollment trends we have enhanced our cost management efforts to offset lower than expected revenue, and now project 2020 revenue to be flat to slightly up compared to 2019, and adjusted operating income and income before income taxes to increase in the low to mid-single digits from 2019. The Company does not intend to disclose anticipated enrollment figures or trends in future periodic filings or earnings releases, except as may be required by law.
We believe our current financial position and expected operating results, and ability to further control costs are sufficient to support the ongoing operation of SEI and its two Universities in a manner that protects the health and well-being of our employees, students, and partners.
Recent Developments
On November 3, 2020, we completed the previously announced acquisition of the Australia and New Zealand operations of Laureate Education Inc., in accordance with a sale and purchase agreement dated July 29, 2020 (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the aggregate consideration paid was approximately $662.0 million in cash, which reflected the original agreed upon purchase price of $642.7 million, plus a $19.3 million adjustment reflecting an estimated $16.0 million of net cash at close, and an estimated $3.3 million related to higher net working capital. These estimated adjustments will be subject to a final true-up of net cash and net working capital, based on the actual closing accounts to be agreed upon no more than 60 days following close. The aggregate consideration paid in the transaction was funded using cash on hand and borrowings under our revolving credit facility.
Company Overview
During the first quarter of 2020, the Company revised its reportable segments and restated the results for the prior period to conform to the current period presentation. As of September 30, 2020, SEI had the following reportable segments:
Strayer University Segment
•Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 78 physical campuses, predominantly located in the eastern United States, and online. Strayer University is accredited by the Middle States Commission on Higher Education (“Middle States” or “Middle States Commission”), an institutional collegiate accrediting agency recognized by the Department of Education. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students flexibility and convenience.
•The Jack Welch Management Institute (“JWMI”) offers an executive MBA online and is a Top 25 Princeton Review ranked online MBA program.
•DevMountain is a software development program offering affordable, high-quality, leading-edge software coding education at multiple campus locations and online.
•Hackbright Academy is a software engineering school for women. Its primary offering is an intensive 12-week accelerated software development program, together with placement services and coaching.

•In the third quarter, Strayer University’s enrollment decreased 1% to 48,774 compared to 49,194 for the same period in 2019. New student enrollment for the period decreased 28% and continuing student enrollment for the period increased 6%. New student enrollment at Strayer University is more volatile in the current economic environment due to Strayer’s mostly undergraduate student mix, which includes many first-time college students. In the first quarter of 2020, Strayer

University adopted a new enrollment reporting census date, which occurs approximately two weeks following the start of the academic term. Previously the Strayer University enrollment census date coincided with the end of the University’s “drop-add” period, approximately one week following the start of the academic term. The new census date is consistent with the approach employed by Capella University. All historical enrollment data included in this Form 10-Q has been revised using the new census date. Year-over-year percentage change in enrollment for the new census date does not differ significantly from the prior approach.
Capella University Segment
•Capella University is an online post-secondary education company that offers a variety of doctoral, master’s and bachelor’s degree programs, primarily for working adults, in the following primary disciplines: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. Capella University focuses on master's and doctoral degrees, with approximately 70% of its learners enrolled in a master’s or doctoral degree program. Capella University's academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult learners develop specific competencies they can apply in their workplace. Capella University is accredited by the Higher Learning Commission, an institutional regional collegiate accrediting agency recognized by the Department of Education.
•Sophia Learning is an innovative company which leverages technology and high quality academic content to provide self-paced online courses recommended by the American Council on Education for college credit.
•In the third quarter, Capella University’s enrollment increased 4% to 40,268 compared to 38,885 for the same period in 2019. New student enrollment for the period increased 4% and continuing student enrollment for the period increased 4%. In the first quarter of 2020, Capella University consolidated two different enrollment reporting census dates into a single date, which occurs approximately two weeks following the start of the academic term. All historical enrollment data included in this Form 10-Q has been revised using the new census date. Year-over-year percentage change in enrollment for the new census date does not differ significantly from the prior approach.
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
Revenue recognition — Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Approximately 96% of our revenues during the nine months ended September 30, 2020 consisted of tuition revenue.

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
A typical class is offered in weekly increments over a six- to twelve-week period, depending on the University and course type, and is followed by an exam. Students who withdraw from a course may be eligible for a refund of tuition charges based on the timing of the withdrawal. We use the student’s withdrawal date or last date of attendance for this purpose. Student attendance is based on physical presence in class for on-ground classes. For online classes, attendance consists of logging into one’s course shell and performing an academically-related activity (e.g., engaging in a discussion post or taking a quiz).
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
Students at Strayer University registering in credit-bearing courses in any undergraduate program beginning in the summer 2013 term or graduate program beginning in the summer 2020 term (fiscal third quarter), and subsequent terms, qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s or master's degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In response to the COVID-19 pandemic, Strayer University is temporarily allowing students to miss two consecutive terms without losing their Graduation Fund credits. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. The University's performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of September 30, 2020, we had deferred $51.6 million for estimated redemptions earned under the Graduation Fund, as compared to $49.6 million at December 31, 2019. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the third quarter of 2020, our bad debt expense was 4.7% of revenue, compared to 5.0% for the same period in 2019. A change in our allowance for credit losses of 1% of gross tuition receivable as of September 30, 2020 would have changed our income from operations by approximately $0.9 million.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and nine months ended September 30, 2020 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and nine month periods ended September 30, 2020.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three and nine month periods ended September 30, 2020.
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
Results of Operations
In the third quarter of 2020, we generated $239.0 million in revenue compared to $241.7 million in 2019. Our income from operations was $15.4 million for the third quarter of 2020 compared to $20.0 million in 2019 due primarily to restructuring costs incurred as a result of the Company's workforce reductions as well as higher merger and integration related costs. Net income in the third quarter of 2020 was $11.0 million compared to $16.7 million for the same period in 2019. Diluted earnings per share was $0.47 compared to $0.75 for the same period in 2019. For the nine months ended September 30, 2020, we generated $760.2 million in revenue, compared to $733.4 million for the same period in 2019. Our income from operations was $105.8 million for the nine months ended September 30, 2020 compared to $73.3 million for the same period in 2019. Net income was $80.4 million for the nine months ended September 30, 2020 compared to $52.6 million for the same period in 2019, and diluted earnings per share was $3.58 in the nine months ended September 30, 2020 compared to $2.38 for the same period in 2019.

In the accompanying analysis of financial information for 2020 and 2019, we use certain financial measures including Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:
•amortization and depreciation expense related to intangible assets and software assets acquired through the Company’s merger with Capella Education Company,
•integration expenses associated with the Company's merger with Capella Education Company, and transaction expenses associated with the Company's acquisition of the Australia and New Zealand operations of Laureate,
•severance costs associated with the Company's restructuring,
•income from partnership and other investments that are not part of our core operations, and
•discrete tax adjustments related to stock-based compensation and other adjustments.
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
Adjusted income from operations was $37.8 million in the third quarter of 2020 compared to $36.9 million in 2019. Adjusted net income was $27.4 million in the third quarter of 2020 compared to $28.4 million in 2019, and adjusted diluted earnings per share was $1.18 in the third quarter of 2020 compared to $1.28 in 2019. Adjusted income from operations was $163.9 million in the nine months ended September 30, 2020 compared to $131.3 million for the same period in 2019. Adjusted net income was $119.3 million in the nine months ended September 30, 2020 compared to $100.3 million for the same period in 2019, and adjusted diluted earnings per share was $5.32 in the nine months ended September 30, 2020 compared to $4.54 for the same period in 2019.
The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2020

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$239,026	$—	$—	$—	$—	$—	$239,026
Total costs and expenses	223,604	(15,417)	(2,920)	(4,024)	—	—	201,243
Income from operations	15,422	15,417	2,920	4,024	—	—	37,783
Operating margin	6.5%						15.8%
Income before income taxes	16,334	15,417	2,920	4,024	(391)	—	38,304
Net income	$10,960	$15,417	$2,920	$4,024	$(391)	$(5,543)	$27,387

Diluted earnings per share	$0.47						$1.18
Weighted average diluted shares outstanding	23,214						23,214

Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2019

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$241,747	$—	$—	$—	$—	$—	$241,747
Total costs and expenses	221,747	(15,417)	(1,500)	—	—	—	204,830
Income from operations	20,000	15,417	1,500	—	—	—	36,917
Operating margin	8.3%						15.3%
Income before income taxes	23,243	15,417	1,500	—	(706)	—	39,454
Net income	$16,692	$15,417	$1,500	$—	$(706)	$(4,496)	$28,407

Diluted earnings per share	$0.75						$1.28
Weighted average diluted shares outstanding	22,129						22,129
Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2020

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$760,159	$—	$—	$—	$—	$—	$760,159
Total costs and expenses	654,383	(46,251)	(7,858)	(4,024)	—	—	596,250
Income from operations	105,776	46,251	7,858	4,024	—	—	163,909
Operating margin	13.9%						21.6%
Income before income taxes	110,450	46,251	7,858	4,024	(1,780)	—	166,803
Net income	$80,351	$46,251	$7,858	$4,024	$(1,780)	$(17,441)	$119,263

Diluted earnings per share	$3.58						$5.32
Weighted average diluted shares outstanding	22,432						22,432

Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2019

		Non-GAAP Adjustments
	As Reported (GAAP)	Amortization of intangible assets(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	As Adjusted (Non-GAAP)
Revenues	$733,365	$—	$—	$—	$—	$—	$733,365
Total costs and expenses	660,046	(46,251)	(11,698)	—	—	—	602,097
Income from operations	73,319	46,251	11,698	—	—	—	131,268
Operating margin	10.0%						17.9%
Income before income taxes	84,014	46,251	11,698	—	(3,334)	—	138,629
Net income	$52,601	$46,251	$11,698	$—	$(3,334)	$(6,907)	$100,309

Diluted earnings per share	$2.38						$4.54
Weighted average diluted shares outstanding	22,096						22,096

__________________________________________________________________________________________
(1)Reflects amortization and depreciation expense of intangible assets and software assets acquired through the Company’s merger with Capella Education Company.
(2)Reflects integration expenses associated with the Company's merger with Capella Education Company, and transaction expenses associated with the Company's acquisition of the Australia and New Zealand operations of Laureate.
(3)Reflects severance costs associated with the Company's restructuring.
(4)Reflects income recognized from the Company's investments in partnership interests and other investments.
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 28.5% for the three and nine months ended September 30, 2020 and an adjusted effective tax rate of 28.0% and 27.6% for the three and nine months ended September 30, 2019, respectively.
Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Revenues. Consolidated revenue decreased to $239.0 million, compared to $241.7 million in the same period in the prior year, primarily due to a decline in revenue per student as a result of enhanced scholarships and discounts we are offering our students at both Universities. Future revenue growth at both Universities is expected to be affected negatively as a result of the COVID-19 pandemic because of potential declines in enrollment as well as the enhanced scholarships and discounts we are offering our students. In the Strayer University segment for the three months ended September 30, 2020, enrollment decreased 1% to 48,774 from 49,194 for the same period in 2019. Revenue decreased 1.2% to $128.4 million compared to $130.0 million in 2019 as a result of the decline in enrollment and lower revenue-per-student. In the Capella University segment for the three months ended September 30, 2020, enrollment grew 4% to 40,268 from 38,885 for the same period in 2019. Capella University segment revenue decreased 1.0% to $110.6 million compared to $111.8 million in the same period in the prior year as a result of a decline in revenue-per-student.
Instructional and support costs. Consolidated instructional and support costs decreased to $127.2 million, compared to $132.5 million in the same period in the prior year, principally due to efficiencies gained through our technology investments, which have also helped improve student success, and cost synergies realized as a result of the merger with CEC. Consolidated instructional and support costs as a percentage of revenues decreased to 53.2% in the third quarter of 2020 from 54.8% in the third quarter of 2019.
General and administration expenses. Consolidated general and administration expenses increased to $74.1 million in the third quarter of 2020 compared to $72.3 million in the prior year, principally due to increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 31.0% in the third quarter of 2020 from 29.9% in the third quarter of 2019.
Amortization of intangible assets. Amortization expense related to intangible assets acquired in the merger with CEC was $15.4 million in the third quarter of both 2020 and 2019.
Merger and integration costs. Merger and integration costs were $2.9 million in the third quarter of 2020 compared to $1.5 million for the same period in 2019 and reflect expenses for integration support services and severance costs incurred in connection with the merger with CEC as well as transaction expenses associated with the Company's acquisition of the Australia and New Zealand operations of Laureate incurred in the third quarter of 2020.
Restructuring costs. Restructuring costs include severance and other personnel-related expenses from voluntary and involuntary employee terminations in connection with the Company's workforce reduction efforts implemented in the third quarter of 2020.

Income from operations. Consolidated income from operations decreased to $15.4 million in the third quarter of 2020 compared to $20.0 million in the third quarter of 2019, due primarily to restructuring costs incurred as a result of the Company's workforce reductions as well as higher merger and integration related costs. Strayer University segment income from operations increased 26.8% to $22.8 million in the third quarter of 2020, compared to $18.0 million in the third quarter of 2019, primarily due to expense savings related to campus closures during the pandemic, as well as lower marketing expense. Capella University segment income from operations decreased 20.9% to $15.0 million in the third quarter of 2020 compared to $18.9 million for the same period in 2019, primarily due to higher investments in branding initiatives.
Other income. Other income decreased to $0.9 million in the third quarter of 2020 compared to $3.2 million in the third quarter of 2019, as a result of lower yields on money markets and marketable securities and a decrease in investment income from our limited partnership and other investments. We expect interest income in 2020 to be negatively affected by reductions in interest rates as a result of the COVID-19 crisis.
Provision for income taxes. Income tax expense was $5.4 million in the third quarter of 2020, compared to $6.6 million in the third quarter of 2019. Our effective tax rate for the quarter was 32.9%, compared to 28.2% for the same period in 2019. The increase in the effective tax rate is primarily due to non-deductible transaction expenses incurred in the current year period.

Net income. Net income decreased to $11.0 million in the third quarter of 2020 compared to $16.7 million in the third quarter of 2019 due to the factors discussed above.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues. Consolidated revenue increased to $760.2 million, compared to $733.4 million in the same period in the prior year, primarily due to enrollment growth at the Universities. In the Strayer University segment, revenue grew 5.0% to $412.1 million in the nine months ended September 30, 2020 from $392.5 million in the nine months ended September 30, 2019, primarily due to enrollment growth. In the Capella University segment, revenue increased 2.1% to $348.0 million in the nine months ended September 30, 2020, compared to $340.9 million in the nine months ended September 30, 2019, primarily due to enrollment growth.

Instructional and support costs. Consolidated instructional and support costs decreased to $385.7 million in the nine months ended September 30, 2020 from $397.3 million in the nine months ended September 30, 2019, principally due to significant savings from the impact of the pandemic, which included lower expenses associated with travel, events, facilities, and healthcare. Consolidated instructional and support costs as a percentage of revenues decreased to 50.7% in the nine months ended September 30, 2020 from 54.2% in the nine months ended September 30, 2019.

General and administration expenses. Consolidated general and administration expenses increased to $210.6 million in the nine months ended September 30, 2020 from $204.8 million in the nine months ended September 30, 2019, principally due to increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues decreased to 27.7% in the nine months ended September 30, 2020 from 27.9% in the nine months ended September 30, 2019.

Amortization of intangible assets. Amortization expense related to intangible assets acquired in the merger with CEC was $46.3 million in the nine months ended September 30, 2020 and 2019.

Merger and integration costs. Merger and integration costs were $7.9 million in the nine months ended September 30, 2020 compared to $11.7 million in for the same period in 2019 and reflect expenses for integration support services and severance costs incurred in connection with the merger with CEC as well as transaction expenses associated with the Company's acquisition of the Australia and New Zealand operations of Laureate.

Restructuring costs. Restructuring costs include severance and other personnel-related expenses from voluntary and involuntary employee terminations in connection with the Company's workforce reduction efforts implemented in the third quarter of 2020.

Income from operations. Consolidated income from operations increased to $105.8 million in the nine months ended September 30, 2020 compared to $73.3 million in the nine months ended September 30, 2019, principally due to higher revenues as a result of enrollment growth at both Universities and lower merger and integration related costs. Strayer University segment income from operations increased 43.8% to $95.2 million in the nine months ended September 30, 2020, compared to $66.2 million in the nine months ended September 30, 2019, primarily due to higher revenues due to enrollment growth and lower expenses. Capella University segment income from operations increased 5.6% to $68.7 million in the nine months ended September 30, 2020, compared to $65.0 million for the same period in 2019, primarily due to higher revenues due to enrollment growth.

Other income. Other income decreased to $4.7 million in the nine months ended September 30, 2020 compared to $10.7 million in the nine months ended September 30, 2019, as a result of lower yields on money markets and marketable securities and a decrease in investment income from our limited partnership and other investments. We expect interest income in 2020 to be negatively affected by reductions in interest rates as a result of the COVID-19 crisis.

Provision for income taxes. Income tax expense was $30.1 million in the nine months ended September 30, 2020 compared to
$31.4 million in the nine months ended September 30, 2019. Our effective tax rate for the nine months ended September 30, 2020 was 27.3% compared to 37.4% for the nine months ended September 30, 2019. The tax rate in 2019 was unfavorably impacted by changes in previously deferred compensation arrangements, resulting in a discrete charge of $11.5 million to reduce the Company's deferred tax asset related to these arrangements. The tax rate for both periods reflects favorable discrete adjustments, primarily related to tax windfalls recognized through share-based payment arrangements.

Net income. Net income increased to $80.4 million in the nine months ended September 30, 2020 from $52.6 million in the nine months ended September 30, 2019 due to the factors discussed above.

Liquidity and Capital Resources
At September 30, 2020, we had cash, cash equivalents, and marketable securities of $768.9 million compared to $491.2 million at December 31, 2019 and $457.1 million at September 30, 2019. At September 30, 2020, most of our cash was held in demand deposit accounts at high credit quality financial institutions. On November 3, 2020, in connection with closing the acquisition of Laureate's Australia and New Zealand operations, we borrowed $141.8 million on our credit facility and paid approximately $662.0 million to complete the transaction.
Our net cash provided by operating activities for the nine months ended September 30, 2020 was $158.8 million, compared to $141.4 million for the same period in 2019. The increase in net cash from operating activities was largely due to the increase in net income.
Capital expenditures increased to $34.8 million for the nine months ended September 30, 2020, compared to $27.8 million for the same period in 2019, due to investments in software, technology infrastructure and facilities renovations.

We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $350 million. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts. During the nine months ended September 30, 2020 and 2019, we paid unused commitment fees of $0.4 million. The Amended Credit Facility provides the Company with an option, under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. We were in compliance with all applicable covenants related to the Amended Credit Facility as of September 30, 2020. We had no borrowings outstanding during each of the nine months ended September 30, 2020 and September 30, 2019.
In August 2020, we completed a public offering of 2,185,000 shares of our common stock for total cash proceeds of $220.2 million, net of underwriting discounts and offering costs of $9.2 million.
The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock for each of the first three quarters of 2020. During the nine months ended September 30, 2020, we paid a total of $41.3 million in cash dividends on our common stock. During the nine months ended September 30, 2020, we invested approximately $0.2 million to repurchase common shares in the open market under our repurchase program. As of September 30, 2020, we had $249.8 million of share repurchase authorization remaining to use through December 31, 2020.
For the third quarter of 2020 and 2019, bad debt expense as a percentage of revenue was 4.7% and 5.0%, respectively.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our Amended Credit Facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at September 30, 2020 and 2019. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the nine months ended September 30, 2020 and 2019, we earned interest income of $3.6 million and $8.0 million, respectively.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds, and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates, or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2020, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.

On August 1, 2018, the Company entered into an amended credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolver”) in an aggregate principal amount of up to $250 million. The Amended Credit Facility provides the Company with an option (the "Accordion Option"), under certain conditions, to increase the commitments under the Revolver or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) $150 million and (y) if such Incremental Facility is incurred in connection with a permitted acquisition, any amount so long as the Company’s leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. The maturity date of the Amended Credit Facility is August 1, 2023.
On August 10, 2020, in anticipation of the closing of the acquisition of Laureate's Australia and New Zealand operations, the Company exercised the Accordion Option by entering into a supplement agreement with certain lenders under the Amended Credit Facility, which increased the total commitment under the Revolving Credit Facility from $250 million to $350 million.
We had no borrowings outstanding under the Amended Credit Facility as of September 30, 2020. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million revolving credit facility was utilized.
ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of September 30, 2020, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The ongoing COVID-19 global and national pandemic has caused significant volatility and disruption to the international and United States economies. Like many other companies, to comply with government mandates and to protect the safety and wellbeing of our students/learners, faculty and staff, and the communities in which we live, we have instituted a remote work policy for the vast majority of our workforce, closed most physical campus locations, and moved our on-ground courses at Strayer University, which comprised less than 5% of total seat count, to online-only instruction. The transition to remote working involves many operational challenges and may adversely affect our ability to satisfy student needs. Remote working may increase the chance of successful cyber-attacks, including email phishing schemes targeting employees to give up their credentials. Preparing our offices in anticipation of a portion of our workforce returning to physical office locations also presents operational challenges as on-site staff adjust to new equipment, new protocols, and hybrid combinations of on-site and remote work.
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
We are unable to predict whether Congress or the Department of Education plan to implement further changes related to federal financial assistance programs as a result of the COVID-19 pandemic.
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
If we lose eligibility to participate in Title IV programs because of high student loan default rates, the loss would have a material adverse effect on our business. Strayer University’s three-year cohort default rates for federal fiscal years 2015, 2016 and 2017, were 10.6%, 10.4%, and 11.3%, respectively. Capella University’s three-year cohort default rates for federal fiscal years 2015, 2016, and 2017 were 6.5%, 6.8%, and 6.5%, respectively. The average official cohort default rates for proprietary institutions nationally were 15.6%, 15.2%, and 14.7% for federal fiscal years 2015, 2016, and 2017, respectively.
We may not realize all of the anticipated benefits of our acquisition of the Australia and New Zealand operations of Laureate Education, Inc. (“Laureate”).
On November 3, 2020, we acquired Laureate’s Australia and New Zealand operations, including Torrens University Australia, Think Education, and Media Design School. We may not realize all of the anticipated benefits from the acquisition, such as the opportunity to grow the acquired businesses, meaningfully diversify our offerings and revenue outside of the United States, and the benefits of potential cost savings and revenue enhancements with the acquired businesses. Integrating the acquired business may be a complex, costly, and time-consuming process. SEI does not have prior experience operating a higher education institution outside the United States. The difficulties of integrating the acquired business include, among others:
•the diversion of management attention to integration matters;
•difficulties in integrating functions, personnel, and systems;
•challenges in conforming standards, controls, procedures and accounting, and other policies, business cultures, and compensation structures;
•difficulties in assimilating employees and in attracting and retaining key personnel;
•challenges in keeping existing students and enrolling new students;
•difficulties in maintaining consistency in educational programs across platforms;
•challenges related to maintaining accreditations with foreign accreditors;
•difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects;
•difficulties in managing businesses outside of the United States; and
•potential unknown liabilities, adverse consequences, and unforeseen increased expenses associated with the acquisition.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially adversely affect our business, financial condition and results of operations.
Government examination of for-profit post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.
Since 2010, Congress has increased its focus on for-profit higher education institutions, including regarding participation in Title IV programs and oversight by the Department of Defense of tuition assistance and by the Department of Veterans Affairs (“VA”) of veterans education benefits for military service members and veterans, respectively, attending for-profit colleges. The Senate Committee on Health, Education, Labor and Pensions and other congressional committees have held hearings into, among other things, the proprietary education sector and its participation in Title IV programs, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of military tuition assistance and veterans education benefits by students enrolled at proprietary institutions. Strayer University and Capella University have cooperated with these inquiries. A number of legislators have variously requested the Government Accountability Office to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud, and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources. During the prior Administration, the Department of Education indicated to Congress that it intended to increase its regulation of and attention to proprietary educational institutions, and the Government Accountability Office released several reports of investigations into proprietary educational institutions. The current Congress or Administration or a future Congress or Administrations may enact new legislation, propose new regulation, and increase oversight of proprietary educational institutions, including the Universities, which may have a negative impact on our stock price or our ability to operate our business.
This oversight activity may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions. In addition, concerns generated by congressional or Administration activity may adversely affect enrollment in, and revenues of, for-profit educational institutions. Limitations on the amount of federal student financial aid for which our students are eligible under Title IV could materially and adversely affect our business.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2020, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for common stock repurchases was $249.8 million as of September 30, 2020, and is available for use through December 31, 2020.
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
On November 3, 2020, upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors of the Company unanimously voted to elect Jerry L. Johnson to serve as a Director of the Company and as a member of the Audit Committee. Mr. Johnson’s service on the Board of Directors of the Company will begin on January 4, 2021. Mr. Johnson is Senior Vice President of Strategy, Corporate Development and Investor Relations at EnPro Industries, a diversified manufacturer of proprietary engineered products used in critical applications across diverse end markets. Mr. Johnson is a founding member and previously served as a Partner at RLJ Equity Partners since 2007. His career also includes service as a White House Fellow, and as a management consultant at McKinsey & Company. Mr. Johnson graduated from the University of Tennessee with a bachelor’s degree in chemical engineering, holds an MBA from Harvard Business School, and serves on The Council of Foreign Relations. Mr. Johnson will receive compensation for his service on the Board of Directors in accordance with the Company’s standard compensation arrangements for non-employee directors, a description of which can be found under the caption “Director Compensation” in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 16, 2020.

Item 6.   Exhibits

2.1
Sale and Purchase Agreement, dated July 29, 2020, between the Company, SEI Newco Inc., LEI AMEA INVESTMENTS B.V. and Laureate Education, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K/A filed with the Commission on August 5, 2020).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
10.1
Supplement Agreement, dated August 10, 2020, among the Company, certain of its subsidiaries party thereto as subsidiary loan parties, Truist Bank, as administrative agent, and Truist Bank and Bank of America, N.A., as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 10, 2020).

10.2
Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents, dated November 3, 2020, among Strategic Education Inc., certain subsidiaries of Strategic Education Inc. party thereto as subsidiary guarantors, Truist Bank, as Administrative Agent, and the other lenders party thereto.

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
Date: November 5, 2020