Form 10-K
period 2020-12-31
Strategic Education, Inc.
filed 2021-03-01
CIK 1013934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common stock held by non-affiliates (computed by reference to the price at which the common stock was last sold) as of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $3.3 billion.
The total number of shares of common stock outstanding as of January 29, 2021 was 24,408,808.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (which is expected to be filed with the Commission within 120 days after the end of the registrant’s 2020 fiscal year) are incorporated by reference into Part III of this Annual Report.

STRATEGIC EDUCATION, INC.
FORM 10-K

PART I
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS:
This document and the documents incorporated by reference herein include “forward-looking statements,” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, without limitation, the statements about our plans, strategies, and prospects under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.” We have typically used the words “expect,” “estimate,” “assume,” “believe,” “anticipate,” “may,” “will,” “forecast,” “outlook,” “plan,” “project,” “potential” and similar expressions in this document and the documents incorporated by reference herein to identify forward-looking statements. We have based these forward-looking statements on our current views with respect to future events and financial performance. Actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements are subject to many risks, uncertainties and assumptions, including, among other things:
•the pace of student enrollment;
•our continued compliance with Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act” or “HEA”), and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards, and state regulatory requirements;
•rulemaking by the U.S. Department of Education (“Department of Education” or the “Department”) and increased focus by the U.S. Congress on for-profit education institutions;
•competitive factors;
•risks associated with the further spread of COVID-19, including the ultimate impact of COVID-19 on people and economies;
•the impact of regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements;
•risks associated with the opening of new campuses;
•risks associated with the offering of new educational programs and adapting to other changes;
•risks associated with the acquisition of existing educational institutions, including our acquisition of Torrens University and associated assets in Australia and New Zealand;
•the risk that the benefits of our acquisition of Torrens University and associated assets in Australia and New Zealand may not be fully realized or may take longer to realize than expected;
•the risk that our acquisition of Torrens University and associated assets in Australia and New Zealand may not advance our business strategy and growth strategy;
•risks related to the timing of regulatory approvals;
•our ability to continue to implement our growth strategy;
•the risk that the combined company may experience difficulty integrating employees or operations;
•risks associated with the ability of our students to finance their education in a timely manner; and
•general economic and market conditions.
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

Item 1.    Business
Overview
Strategic Education, Inc., a Maryland corporation formerly known as Strayer Education, Inc., is an education services company that seeks to provide the most direct path between learning and employment through post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. The Company conducts its operations primarily through its wholly-owned subsidiaries, Strayer University and Capella University, both accredited post-secondary institutions of higher education located in the United States, as well as Torrens University Australia ("Torrens University"), an accredited post-secondary institution of higher education located in Australia. The Company’s operations also include certain non-degree programs, mainly focused on software and application development, and other vocational and training programs in a variety of fields.
The Company generated net revenue of $1.0 billion in 2020. For more information regarding our revenues, profits, and financial condition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in this Annual Report on Form 10-K.
Acquisition of Torrens University and related assets in Australia and New Zealand
On November 3, 2020, we completed the acquisition of Torrens University and related assets in Australia and New Zealand ("ANZ"), pursuant to the sale and purchase agreement dated July 29, 2020 (the "Purchase Agreement"). ANZ includes Torrens University, Think Education, and Media Design School, which together provide diversified student curricula to over 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design. The Company believes that ANZ represents an attractive portfolio of institutions with a similar focus on innovation, academic outcomes, improved affordability and career advancement as the Company. We also believe that ANZ provides an attractive platform for future growth, driven by Australia’s status as an attractive destination for international students, as well as the potential to use ANZ as a platform for expansion across the ASEAN region.
Pursuant to the Purchase Agreement, the aggregate consideration paid was approximately $658.4 million in cash, which reflected the original agreed upon purchase price of $642.7 million, plus a $15.7 million adjustment reflecting an estimated $11.0 million of net cash at close, and an estimated $4.7 million related to higher net working capital. These estimated adjustments are subject to a final true-up of net cash and net working capital, based on the actual closing accounts to be finalized by both parties. The aggregate consideration paid in the transaction was funded using cash on hand and borrowings under our revolving credit facility.
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
As of December 31, 2020, our reportable segments consisted of the following:
Strayer University Segment
Strayer University
Founded in 1892, Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 64 physical campuses, predominantly located in the eastern United States, and online. Strayer University also offers an executive MBA online through the Jack Welch Management Institute (“JWMI”), which was acquired in December 2011. JWMI is a Top-25 Princeton Review-ranked online MBA program.
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

DevMountain
DevMountain is a software development school within Strayer University with locations in Lehi, Utah and Dallas, Texas. DevMountain’s primary offerings are on-site, 12-week immersive programs in Web Development, iOS Development, Quality Assurance, and UX Design. Beginning in March 2020, DevMountain's programs were offered exclusively online as a result of the COVID-19 pandemic. The programs include instructor-led sessions, guest lectures, presentations and learning activities in the mornings, followed by afternoon labs and group projects. Throughout the program and beyond course hours, students have access to DevMountain’s dedicated student success and employer relations teams as well as instructors and mentors. DevMountain does not participate in Title IV programs.
Hackbright Academy
Hackbright Academy ("Hackbright") is a San Francisco-based software engineering school for women with a mission to close the gender gap in the high-demand software engineering space. Hackbright’s core offering is an on-site, 12-week immersive software development program known as the “Fellowship Program.” Beginning in March 2020, Hackbright's programs were offered exclusively online as a result of the COVID-19 pandemic. Students spend the first half of the program primarily in lecture-based learning combined with labwork, in which students collaborate in pairs to build their programming knowledge. In the second half of the program, lectures continue, while the labwork gives way to more advanced project-based work, and the program concludes with an intense focus on career planning. Throughout the program, Hackbright supplements the learning experience with field trips to technology companies, exposing students to various technologies and career possibilities, as well as a series of networking events. Hackbright provides a high level of support and guidance, including assigned mentors who provide the student with support and technical advice, and an advisor who guides the student through the program. Hackbright also engages employers through placement agreements, in which Hackbright earns a placement fee in exchange for providing access to, and facilitating the transition of alumnae into employment at companies seeking in-demand, qualified female software engineers. Hackbright does not participate in Title IV programs.
Capella University Segment
Capella University
Capella University is an online post-secondary education company that offers a variety of bachelor's, master's, and doctoral degree programs primarily delivered to working adults. Capella University’s program offerings span six primary disciplines: public service leadership; nursing and health sciences; psychology; business and technology; counseling and human services; and education.
Capella University was founded in 1993 and is accredited by the Higher Learning Commission (the "Higher Learning Commission" or "HLC"), an institutional collegiate accrediting agency recognized by the Department of Education. Capella University focuses on master's and doctoral degrees, with approximately 70% of its students enrolled in a master’s or doctoral degree program. Its academic offerings are built with competency-based curricula and designed to demonstrate competencies through real-world, authentic assessments delivered in an online format that is both convenient and flexible.
Sophia Learning
Sophia Learning ("Sophia") is an innovative company which leverages technology and high quality academic content to provide self-paced online general education courses recommended by the American Council on Education for college credit. Sophia does not participate in Title IV programs.
Australia/New Zealand Segment
Founded in 2013, Torrens University is the only investor-funded University in Australia. Torrens University offers undergraduate and graduate courses primarily in five fields of study: business, design and creative technology, health, hospitality, and education. Courses are offered both online and on physical campuses. Torrens University is registered with the Tertiary Education Quality and Standards Agency ("TEQSA"), the regulator for higher education providers and universities throughout Australia, as an Australian University that is authorized to self-accredit its courses.
Think Education is a vocational registered training organization and accredited higher education provider in Australia. Think Education delivers education at several campuses in Sydney, Melbourne, Brisbane, and Adelaide as well as through online study. Think Education and its colleges are accredited in Australia by TEQSA and the Australian Skills Quality Authority, the regulator for vocational education and training organizations that operate in Australia.

Media Design School is a globally recognized private tertiary institution for creative and technology qualifications in New Zealand. Media Design School offers industry-endorsed courses in 3D animation and visual effects, game art, game programming, graphic and motion design, digital media artificial intelligence, and creative advertising. Media Design School is accredited in New Zealand by the New Zealand Qualifications Authority, responsible for the quality assurance of non-university tertiary training providers.
Industry Background
The United States market for post-secondary education is large, fragmented, and competitive. According to the National Center for Education Statistics, the total number of post-secondary students enrolled as of the fall of 2018 was 20.0 million, reflecting a 7.3% decrease from record enrollment in the fall of 2010. Approximately 1.2 million of these students attended proprietary institutions. Controversy about the cost of higher education, under-employment of many college graduates, and persistent negative media coverage have caused some prospective students to question the value proposition of higher education. According to the National Student Clearinghouse Research Center, college enrollments in all higher education sectors declined 1.3% and 2.5% in the fall of 2019 and 2020, respectively. Enrollment at proprietary colleges declined 2.1% in the fall of 2019 and increased 5.3% in the fall 2020. The industry is heavily dependent on continued availability of funding for programs under Title IV of the Higher Education Act (“Title IV programs”), and concerns about potential reductions in such funding also could negatively affect demand for higher education.
Notwithstanding weaker demand dynamics over the past few years and the recent impact on enrollment resulting from the COVID-19 pandemic, we believe that over time, demand for post-secondary education in the United States will increase as a result of demographic, economic, and social trends. The U.S. Census Bureau has reported that approximately 62.3 million adults over the age of 25 in the United States do not have more than a high school education, and approximately 34.7 million adults over the age of 25 have some college experience but have not completed a college degree. Other trends that could positively affect demand for our programs include:
•increasing demand by employers for certain types of professional and skilled workers;
•growth in the number of high school graduates from 2.8 million in 1999-2000 to an estimated 3.7 million in 2020-2021, according to the National Center for Education Statistics;
•the significant and measurable income premium and enhanced employment prospects attributable to post-secondary education;
•a number of initiatives underway to reduce the cost of a post-secondary education; and
•continued demand from working adults for programs offered by accredited institutions.
The Australian higher education market has been growing 3-5% annually since 2009. In 2019, Australian higher education enrollments totaled approximately 1.6 million, compared to 1.1 million in 2009, resulting in a 42% increase in total enrollments over the last 10 years. The Australian higher education market is expected to continue growing in the coming years, with a significant share of growth coming from international students. The number of international students enrolled in Australian higher education institutions has grown from 0.3 million in 2009 to 0.5 million in 2019. Due to Australia closing its borders in response to the COVID-19 pandemic, international enrollments will likely experience a period of decline.
Competition
The post-secondary education market is highly competitive, with no private or public institution holding a significant market share. Strayer University, Capella University, and Torrens University (the “Universities”) compete primarily with traditional public and private degree-granting accredited colleges and universities, other proprietary degree-granting accredited schools, and alternatives to higher education. In addition, we face competition from various non-traditional, credit-bearing and noncredit-bearing education programs, provided by proprietary, public, and not-for-profit providers, including massive open online courses offered worldwide without charge by traditional educational institutions and other direct-to-consumer education services. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence and colleges in states that offer various forms of “free college” programs. As online learning matures as a modality for education delivery across higher education, we believe that the intensity of the competition we face will continue to increase.
We believe the key factors affecting our competitive position include the quality of our programs offered, the quality of other services provided to students, our reputation among students and in the general marketplace, the cost and perceived value of our offerings, the employment rate and terms of employment for our graduates, the ease of access to our offerings, the quality and reputation of our faculty and other employees, the quality of our campus facilities and online platforms, the time commitment required to complete our programs and obtain a degree, the quality and size of our alumni base, and our relationship with other learning institutions.
Company Strengths
The Company has a track record of providing practical and convenient education programs and solutions for working adults, employers, and recent high school graduates. Through its merger with Capella Education Company on August 1, 2018 (the "Merger”) and its acquisition of ANZ on November 3, 2020, the Company retains the individual strengths of its independently operated universities while creating a combined corporate and shared-service platform and best practice sharing, both of which help us deliver significant benefits to students. We believe the following strengths position us to capitalize on the demand for post-secondary education:
•Focus on Innovation. The Company values innovation and actively invests in the educational experience to improve student success and employment outcomes, while also addressing challenges including the affordability of higher education and meeting the skill requirements of employers. Capella University’s competency-based learning infrastructure and direct assessment capabilities, Strayer University’s video, simulation and content capabilities, and Torrens University's virtual career expo are examples of this drive to transform education delivery and learning by working adults. As a combined Company, the Universities can leverage these transformational capabilities.
•Consistent operating history. Strayer University, Capella University, and Torrens University have been in continuous operation since 1892, 1991, and 2013, respectively, and all three institutions have demonstrated an ability to operate consistently and grow profitably. The combined Company has continued this track record, with a broader, more diversified product offering, a balanced revenue mix, cost and revenue synergies, and greater scale.
•Practical and diversified programs. We offer programs in practical areas of adult education. In order to keep pace with a changing knowledge-based economy, we constantly strive to meet the evolving needs of our students and their current and prospective employers by regularly refining, updating, and adding to our portfolio of educational programs. The Company has a diversified program portfolio that includes Strayer University’s programs in business, including the Jack Welch Management Institute, accounting, economics and information technology, Capella University’s competency-based programs in healthcare and counseling, as well as a robust doctoral portfolio, and ANZ's post-graduate programs in business administration, information systems and public health, its renowned Blue Mountains International Hotel Management and Billy Blue Design schools, recently accredited nursing bachelor's degree and award-winning creative and digital technology qualifications. This program diversity will help the Company better meet the educational needs of students in the modern economy.
•Focus on adults pursuing career-relevant degree and non-degree programs. We focus on serving adults who are pursuing undergraduate and graduate degrees as well as non-degree certificates and training programs that will help them advance their careers and employment opportunities. We provide high quality student support services such as advising, writing, tutoring and research support; administrative services; library services; financial aid counseling; and career counseling. Increasingly, we are leveraging data and analytics to create personalized experiences for our students, which are reflected in our early cohort persistence improvements and continued high student satisfaction.
•Flexible program offerings. We offer flexible programs that allow students to attend classes and complete coursework during the day, in the evening, and on weekends throughout the calendar year at our on-ground campuses, and at the student's convenience through our comprehensive online program offerings.
•Attractive and convenient campus locations. Physical presences continue to be an important strength for the Company, notwithstanding the fact that the vast majority of academic activity occurs online. Strayer University and Capella University have campuses and campus centers that are attractive and modern, offering conducive learning environments in convenient locations, and provide many online students with a physical location to study and to meet with enrollment counselors and academic advisors. These physical campuses and campus centers are unique in comparison to most online education programs and positions Strayer University and Capella University to support their online learners more effectively. ANZ campuses are located in central business districts of major cities across Australia and New Zealand, with accessibility and proximity to industry partners, and offer a focused and personal learning experience to their students.
•Established brand names and alumni support. Strayer University and Capella University are established brand names in post-secondary adult education. Their students and graduates are effective ambassadors of both brands through their work at companies across corporate America and, along with our growing alumni networks, foster greater brand awareness and additional referral opportunities for new students. ANZ continues to build the reputation and brand awareness of Torrens University through the success of its students and graduates, its research programs and its relationships with key industry partners, while also leveraging the existing strengths in its established college brands, and Think Education and Media Design School businesses.
Company Strategy
Our goal is to be a leading innovator and provider of career-relevant and meaningful education programs that prepare students for advancement in their careers and professional lives, and promote economic mobility. We have identified the following strategic priorities as key to achieving our goal:
•Improve student success — Our success depends on the success of our students. The more we focus on helping our students succeed, the more likely it is that we will succeed. In order to improve student success, we must continue to hire outstanding faculty, produce high quality academic content, and employ cutting edge technology that enables us to deploy faculty and content in increasingly efficient and effective ways.
•Enhance student experience — Our students are predominately working adults who are furthering their education in order to advance their careers and professional lives. Our students are busy with work and family responsibilities that leave little time for other endeavors. Thus, we make every effort to make all interactions with our students productive, and we are constantly looking for ways to serve them better. This initiative includes leveraging technology, including artificial intelligence and automation, to improve student support in the areas of advising, tutoring, registration, campus and online technology, and administration. We measure our performance through student surveys and focus groups as well as through metrics like persistence, continuation, and return on student investment.
•Address affordability — Recognizing that affordability is a significant factor in a prospective student’s decision to further his or her education, the Company has implemented various initiatives to make its programs more affordable. For example, through the Graduation Fund, introduced at Strayer University in late 2013, qualifying students enrolled in a bachelor’s degree program are eligible to receive one free course for every three courses successfully completed towards a bachelor’s degree. The free courses earned are redeemable in one’s final academic year. Additionally, Capella University’s FlexPath direct assessment model provides opportunity to drive affordability through the potential for lower tuition costs, reduced time to completion, and increased flexibility. Strayer University, Capella University and Torrens University have also instituted various other tuition reductions and scholarships. We continue to monitor and assess the impact of our affordability initiatives and explore other ways to make our offerings as affordable as possible. We have also begun to deploy more aggressive technology innovations, including artificial intelligence and automation, which enable us to lower our operating costs and thus improve our ability to support lower tuition. Our focus on affordability is further supported by the corporate-level efficiencies achieved through the Merger and ANZ acquisition.
•Establish new platforms for growth — We are constantly looking for new ways to leverage our existing resources and capabilities to grow. The CEC Merger and ANZ acquisition each provided an opportunity to leverage best-in-class processes and practices to accelerate growth, and we believe we can expand benefits to our students and students of other institutions through opportunistic business combinations. In 2018, we launched SEI Ventures, which is a seed-stage venture fund that supports pioneering education tech start-ups focused on transformational technologies that improve student success. In addition to providing capital, the venture fund offers portfolio companies the opportunity to pilot technologies at our U.S. based universities and our coding boot camps, subject to compliance with applicable laws. We also continue to develop new programs and concentrations.
•Build a high performing culture — In order to be a leading provider of educational services, we must have talented and motivated faculty and employees who are passionate about serving students. We strive to attract the best talent and then develop and retain them. We want to be known as an employer of choice and be a place where one can build a long-term career.
Strayer University
Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 64 physical campuses, predominantly located in the eastern United States, and online. Strayer University is accredited by the Middle States Commission, an institutional collegiate accrediting agency recognized by the Department of Education. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students more flexibility and convenience.

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
Each undergraduate degree program includes courses in oral and written communication skills, as well as mathematics and various disciplines in the humanities and social sciences. In addition to degree and diploma programs, Strayer University offers classes to non-degree and non-program students wishing to take courses for personal or professional enrichment.
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
Faculty
Strayer University appoints faculty who hold appropriate academic credentials, are dedicated, active professionals in their field, and are enthusiastic and committed to teaching working adults. In accordance with Strayer University’s educational mission, Strayer University faculty members focus their efforts only on teaching and student support, and not on research and/or publishing. The normal course load for a full-time faculty member is five courses per quarter for each of three quarters, or 15 courses per academic year. Certain high-performing faculty have been promoted into what we call "10x" teaching roles where they are provided with new technology and support resources that enable them to teach much larger class cohorts than was previously possible.
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
Organization of Strayer University
Overall academic and business decisions of Strayer University, including review and approval of the annual financial budget, are directed by its Board of Trustees. The Board of Trustees consists of Dr. Charlotte F. Beason, Chairwoman, and currently nine other members. Strayer University’s By-Laws prescribe that a majority of members be independent from Strayer University and the Company to assure independent oversight of all academic programs and services. Of the ten members, six are independent. The Boards of Trustees of Stayer University and Capella University are independent of each other, as well as from the Board of Directors of Torrens University, and have no overlapping members.
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
Outreach
To identify potential students, Strayer University engages in a broad range of activities to inform working adults and their employers about the programs offered. These activities include direct, digital, and social media marketing, marketing to existing students and graduates, print and broadcast advertising, student referrals, and corporate and government outreach activities. Direct response methods (direct, digital, and social media marketing) are used to generate inquiries from potential students. Information relevant to prospective students is published on the website, www.strayer.edu. Strayer University maintains booths and information tables at various conferences and expos, as well as at transfer days at community colleges. Recommendations from our alumni network also maintain and enhance Strayer University’s reputation and promote its quality education. Its business-to-business outreach efforts include personal telephone calls, distribution of information through corporate intranets and human resource departments, and on-site information meetings. Strayer University records inquiries in its database and tracks them through to application and registration. Additionally, information about new programs is provided to students and alumni to encourage them to return for further education.
Student Profile
The majority of Strayer University students are working adults completing their first college degree to improve their job skills and advance their careers. Of the students enrolled in Strayer University’s programs at the beginning of the 2020 fall quarter, approximately 64% were age 31 or older, and approximately 90% were engaged in part-time study (fewer than three courses each quarter for undergraduate students and fewer than two for graduate students).
Strayer University has a very diverse student population. At the beginning of the 2020 fall quarter, approximately 73% of students self-reporting their ethnicity were minorities, and approximately 72% of students were women. Strayer University prides itself on making post-secondary education accessible to working adults who were previously unable to take advantage of educational opportunities.
The following is a breakdown of Strayer University students by program level as of the 2020 fall term:

Program	Number of students	Percentage of total students
Bachelor’s	40,770	80%
Master’s	8,608	17%
Associate's	1,309	3%
Other	86	*
Total Students	50,773	100%
_______________________________________________________________________
*Represents less than 1%.
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

Tuition and Fees
Strayer University charges tuition by the course. Tuition rates may vary in states with specific regulations governing tuition costs. Each course is 4.5 credit hours. As of January 1, 2021, undergraduate tuition is $1,480 per course. Undergraduate students who were previously enrolled at Strayer University are charged rates ranging from $1,480 to $1,775 per course. As of January 1, 2021, graduate students who were new to Strayer University after January 1, 2015 are charged at a rate of $2,490 per course, while other graduate students are charged at a rate of $2,365 per course. For the Jack Welch Management Institute, new students are charged at the rate of $3,850 per course. For some students who were previously enrolled in the Jack Welch Management Institute, tuition is charged at rates ranging from $2,580 to $3,650 per course. Under a variety of different programs and in connection with various corporate and government sponsorship and tuition reimbursement arrangements, Strayer University offers scholarships and tuition discounts to students. One of these programs, the Graduation Fund, offers a student in a bachelor’s program an opportunity to earn up to a 25% reduction of the tuition required for a degree. A new undergraduate student who has no transfer credit, seeks to obtain a bachelor’s degree in four years, and is eligible for the Graduation Fund will pay on average approximately $11,000 per year in tuition.
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
Capella University
Curriculum
Capella University offers a variety of doctoral, master’s, and bachelor’s programs, primarily for working adults. Capella University focuses on master's and doctoral degrees, with approximately 70% of its students enrolled in a master’s or doctoral degree program. Capella University's academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult students develop specific competencies they can apply in their workplace. Capella University is accredited by the Higher Learning Commission, an institutional collegiate accrediting agency recognized by the Department of Education.
Capella University’s program offerings cover six disciplines: public service leadership; nursing and health sciences; psychology; business and technology; counseling and human services; and education. Capella University's GuidedPath credit-hour courses are offered on a quarterly academic schedule, which generally coincides with calendar quarters. Capella University offers new students in most programs the flexibility to begin the first course in their program of study at the beginning of any month. These students then enroll in subsequent courses on a regular quarterly course schedule. Depending on the program, students generally enroll in one to two courses per quarter. Each course has a designated start date, and the majority of courses last for ten weeks.
To meet traditional Capella University best practices, GuidedPath students typically need to access the online courseroom multiple times each week. However, the courses are developed to be taken asynchronously, so that students can attend each course as it fits their weekly schedule. GuidedPath students are required to respond to questions posed by the instructor, as well as comments made by other students. This format provides for an interactive experience in which each student is both encouraged and required to be actively engaged. Faculty are also required to have substantive engagement in each course each week. Additional learning activities may include reading, simulations, team projects and/or research papers. Capella University’s online format provides a digital record of student interactions for the course instructor to assess students’ levels of engagement and demonstration of required competencies. The course design also includes assessment of course competencies.
In the FlexPath model, students’ demonstration of competencies is directly assessed by faculty when the student submits an assessment. FlexPath students set their own deadlines, demonstrate competencies via authentic assessment, and move through courses at their own speed, giving them an opportunity to accelerate or slow down to meet their learning needs and schedule demands.
The primary exception to Capella University’s online format is for doctoral students and for certain master’s degree candidates pursuing professional licenses. These students participate in periodic residencies, year-in-residencies, and supervised practica and internships as a complement to their courses. Residencies typically last from three to 42 days and are required, on average, once per year for students in applicable programs. The supervised practica and internships vary in length based on the program in which the student is enrolled.
Capella University also offers certificate programs, which consist of a series of courses focused on a particular area of study, for students who seek to enhance their skills and knowledge. Online certificate courses can be taken to prepare for a graduate degree program or on a stand-alone basis. The duration of certificate programs ranges from two quarters to approximately two years.
Faculty
Capella University hires faculty who have teaching and/or practitioner experience in their particular discipline and possess significant and appropriate academic credentials. The faculty consists of full-time academic administrators, faculty chairs, core faculty and part-time faculty. The full-time academic administrators’ primary responsibilities are to monitor the quality and relevance of curricula, to recruit and manage teaching faculty, and to maintain standards of accreditation. Faculty chairs supervise the faculty in their respective specializations. Core faculty and part-time faculty teach courses, serve on curriculum or other relevant committees, work on curriculum development in their areas of expertise, and serve as comprehensive exam and dissertation mentors to doctoral students.
None of Capella University’s employees are a party to any collective bargaining or similar agreement with Capella University. Prior to offering a teaching assignment, Capella University provides significant training to new faculty members, including an online development program focused on the Capella University way of effective online teaching, its educational philosophy, teaching expectations and its online platform. In addition, professional development and training is provided for all faculty members on an ongoing basis. To evaluate the performance of faculty members, courseroom activity is regularly monitored and assessments are made with respect to both student satisfaction with the courseroom experience and student performance against course outcomes.
Organization of Capella University
Overall academic and business decisions of Capella University, including review of the annual financial budget, are directed by its Board of Trustees. The Board of Trustees consists of Dr. Eric Jolly, Chairman, and currently eleven other members. Capella University’s By-Laws prescribe that a majority of members be independent from Capella University and the Company to provide independent oversight of all academic programs and services. Of the twelve members, eight are independent. The Boards of Trustees of Stayer University and Capella University are independent of each other, as well as from the Board of Directors of Torrens University, and have no overlapping members.
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
Outreach
Capella University engages in a range of relationship-based marketing activities to build the Capella brand, differentiate it from other educational providers, increase awareness and consideration with prospective students, generate inquiries for enrollment, and stimulate referrals from current students and graduates. These marketing activities may include Internet, television, print, radio, email, social media, and direct mail advertising campaigns. Other marketing activities include supportive outreach to current students, participation in seminars and trade shows, and development of key marketing relationships with corporate, healthcare, armed forces, government, and educational organizations. Online advertising (display, social, mobile, search, and through aggregators) currently generates the largest volume of inquiries from prospective students.
Student Profile
As of December 31, 2020, Capella University enrollment was 41,073 students. Of these students, approximately 71% were engaged in part-time study, approximately 82% were female, and approximately 43% of students self-reporting their ethnicity were minorities. Capella University’s student population is geographically distributed primarily throughout the United States.

The following summarizes Capella University students as of December 31, 2020:

Program	Number of students	Percentage of total students
Master's	19,130	47%
Bachelor's	12,928	31%
Doctoral	8,210	20%
Other	805	2%
Total	41,073	100%
Student Admissions
Capella University’s admission process is designed to offer access to prospective students who seek the benefits of a post-secondary education while providing feedback to students regarding their ability to complete their chosen program successfully. Prior to the first course in their program of study, students are generally required to complete an orientation to online education and a skills assessment, the results of which help develop an understanding of the specific needs and readiness of each individual student. Students must successfully complete the first course in their program of study to continue their education.
Students enrolling in bachelor’s programs must have a high school diploma or a GED and demonstrate competence in writing and logical reasoning during the first course of their program of study. Additionally, applicants to undergraduate programs who do not have transferable credits from an accredited higher education institution are required to pass assessments in writing and reading prior to acceptance into the program. Students enrolling in graduate programs must have the requisite undergraduate academic degree from an accredited institution and a specified minimum grade point average. In addition to standard admission requirements, Capella University requires applicants to some programs to provide additional application material and information and/or interview with and be approved by faculty.
Tuition and Fees
Capella University's overall tuition rates vary by discipline, length of program, and degree level.
Students in the GuidedPath credit hour programs are charged tuition on a per course or per term basis. Per course prices vary by discipline, number of credit hours, and degree level. Per course prices for bachelor's level GuidedPath credit hour programs were $2,500 for the 2020-2021 academic year (the academic year that began in July 2020), and from approximately $1,100 to $2,500 for the 2019-2020 academic year (the academic year that began in July 2019). Per course prices for master's level GuidedPath credit hour programs ranged from approximately $1,700 to $3,300 for both the 2020-2021 academic year and the 2019-2020 academic year. Per course prices for doctoral level GuidedPath credit hour programs ranged from approximately $2,400 to $3,800 for the 2020-2021 academic year and from $2,500 to $4,300 for the 2019-2020 academic year.
Students in select doctoral programs are charged tuition at a fixed quarterly amount, regardless of the number of courses for which the student registers. Quarterly tuition rates ranged from approximately $3,200 to $4,900 per quarter for the 2020-2021 academic year and from $4,400 to $4,900 per quarter for the 2019-2020 academic year.
Tuition for FlexPath doctoral, master's and bachelor's programs is priced at a flat, fixed amount for each 12-week subscription period. There is no maximum course load during each subscription period; however, a maximum of two FlexPath courses can be taken at any one time. Tuition for bachelor's level FlexPath programs ranged from $2,500 to $3,200 per 12-week subscription period in both the 2020-2021 academic year and the 2019-2020 academic year. Tuition for master's level FlexPath programs ranged from $2,400 to $2,800 per 12-week subscription period for both the 2020-2021 academic year and the 2019-2020 academic year. Tuition for Capella's Doctor of Nursing Practice in the FlexPath format is $3,200 per 12-week subscription period for the 2020-2021 academic year.
“Other” in the preceding enrollment table primarily includes students enrolled in certificate programs. Students in credit hour certificate programs are charged tuition on a per course basis, which varies by discipline and the number of credit hours. Per course prices for certificate programs ranged from approximately $1,700 to $3,200 for the 2020-2021 academic year and from $1,100 to $4,500 for the 2019-2020 academic year. Tuition for FlexPath certificate programs was $2,750 per 12-week subscription period for both the 2020-2021 academic year and the 2019-2020 academic year.
Year-over-year tuition increases are specific to the program or specialization and depend on market conditions, program differentiation or changes in operating costs that have an impact on price adjustments of individual programs or specializations. These program costs will vary by student based upon the program and specialization selected, the number of courses taken per quarter and the number of transfer credits earned.

Capella University offers scholarships and tuition discounts, under a variety of different programs, to members of the armed forces and in connection with various corporate, healthcare, federal and educational marketing relationships, for example:
•    U.S. armed forces relationships and discount program available to all members of the U.S. armed forces, including active duty members, veterans, National Guard members, reservists, civilian employees of the U.S. Department of Defense and immediate family members of active duty personnel.
•    Corporate, healthcare and federal relationships with more than 500 large and mid-size organizations.
•    Educational relationships that encourage graduates of nearly 300 community colleges to enroll in Capella University undergraduate programs and faculty and administrators to enroll in Capella University graduate programs.
As of December 31, 2020, approximately 30% of Capella University students received a discount in connection with these programs.
Throughout the past several years, Capella University expanded and refined its offering of student success scholarships under a variety of different programs to promote affordability and encourage students to remain enrolled. Students must meet admission requirements and enroll and apply within certain timeframes to receive the scholarships, which are generally awarded over a period of four to eight consecutive quarters. As of December 31, 2020, approximately 21% of Capella University students were awarded a scholarship.
Career Development Services
Career counseling, job search advising, and career management support is provided by staff to all Capella University students and alumni. Capella University career counselors interact with students and alumni via email, telephone, and online seminars to assist with career-related activities such as resume development; curriculum vitae and cover letter development; interview preparation; effective job search strategies; and career advancement efforts. The Career Center’s online iGuide resources help students gather occupational information and trends, access job postings and view sample job search documents. Counselors also assist with prospective students’ selection of the Capella University program and specialization that best suits their professional aspirations.
Australia/New Zealand
Curriculum
Torrens University, Think Education, and Media Design School (collectively the "ANZ Institutions") offer undergraduate and graduate degree courses as well as vocational programs primarily focused in five key disciplines: business, design and creative technology, health, hospitality, and education. The variety of educational programs offered include both accredited and non-accredited courses that are offered online, in person at physical campuses, or a combination of online and in person. The ANZ Institutions have strong industry partnerships and design the majority of their courses in collaboration with these industry partners. Further, a significant portion of the teaching staff also work in the industry related to the subject/discipline in which they teach and are therefore industry-connected subject matter experts.
Faculty
The faculty at ANZ Institutions include both full-time and part-time faculty members. In Australia and New Zealand, the primary qualification faculty members must have to teach at an institution of higher education is a degree that is at least one level higher than the relevant discipline they are teaching, in order to demonstrate their advanced skills, knowledge and understanding of the subject matter.
Torrens University is required to have a robust and active research agenda in order to maintain its registration as a University. As such, all faculty are expected to be involved in scholarship and/or research programs. Torrens University has an outstanding group of senior research leaders in the disciplines of artificial intelligence and health, and are forming new research groups in business, design, education, and disability.
All new faculty are required to complete an academic on-boarding program, which includes an introduction to the institution they are joining. The on-boarding program is followed by a rolling schedule of training sessions and symposiums during the year addressing key topics relating to teaching and learning, thus enabling staff continuously to develop their skills and remain up-to-date with new developments. In addition, an Academic Professional Development program is available to all academic staff, which provides opportunities from core competency development to advanced teaching methodologies. These programs are delivered as formal trainings, national symposiums, online facilitated seminars, informal community-based professional learning events and access to a learning and teaching resource repository and network. In addition, all staff at the ANZ Institutions are able to take any course at the ANZ Institutions free of charge.
Organization of the ANZ Institutions
Each ANZ Institution has a local Governing Board and an Academic Board. The Governing Board meets at least quarterly and provides oversight of the management of the institutions, which includes providing input into strategic direction, risk management, academic governance, reporting and disclosure, performance, corporate governance and delegations. The Academic Board, on delegated authority from the Governing Board, has principal responsibility for quality assurance of all academic activities of the institutions, including the maintenance of high standards in teaching and scholarship. The Executive Leadership team oversees the operational leadership and strategic direction of the institutions with clear delegations and direction from each of the institution’s Governing Boards.
Outreach
Marketing and sales initiatives vary depending on the type of prospective students being targeted. Marketing to international students is primarily delivered through international agents and events that are largely relationship-based while marketing to domestic students is primarily delivered digitally. These marketing activities include digital paid campaigns, social media engagement as well as events such as open days for students to come learn about the institutions, seminars or webinars that are offered both in person and virtual, as well as through high school career fairs or agents’ career fairs for international students.
Student Profile
Students attending the ANZ Institutions primarily consist of recent high school graduates as well as working adults. The student population includes domestic students, representing citizens or permanent residents of Australia and New Zealand, and international students. Approximately half of students are international students that are attending classes in person (typically on a student visa), at a foreign partner campus, or online.
Student Admissions
Torrens University and Think Education (Australia)
Students enrolling in higher education undergraduate courses must satisfy minimum admission criteria and any course prerequisites. The admission requirements vary based on an applicant's current level of education and work experience. Students enrolling in higher education graduate courses must demonstrate their ability to undertake postgraduate studies in the proposed field. The admission criteria are course-specific and may include formal qualifications at the Australian Qualifications Framework ("AQF") Level 7 or above, a combination of formal qualifications and relevant professional experience, or extensive high-level relevant professional experience. All applications for postgraduate courses are assessed on an individual basis. In addition, when applying for postgraduate study, applicants may be considered under the guidelines of Special Entry and Educational Access Schemes designed to broaden access to the University, address perceived disadvantage or encourage studies in particular disciplines. This group includes, but is not limited to, applicants with physical disabilities, applicants from geographically isolated areas, applicants with economically disadvantaged backgrounds and Aboriginal or Torres Strait Islander applicants.
Students enrolling in a vocational education and training program must meet minimum requirements for admission including any course specific requirements and English language requirements. In addition, domestic applicants who wish to access vocational education and training ("VET") student loans will be assessed to establish if they have the aptitude to complete the qualification. Evidence to demonstrate this aptitude includes a completed Australian secondary education or equivalent, or a qualification at the level or below an applicant’s desired course according to the AQF.
Media Design School (New Zealand)
Students enrolling in undergraduate courses at Media Design School must have formal academic qualifications from a secondary or tertiary-level school. The specific entry requirements are program-specific and may include interviews, portfolios, work and life experience, informal and non-formal learning, or a combination of these methods. Students enrolling in graduate level courses must demonstrate their capacity to undertake postgraduate studies in their proposed field. The admission requirements are program-specific and may include formal qualifications, extensive relevant professional experience, or a combination of formal qualifications and relevant professional experience. In addition, applicants must provide evidence of meeting the English language proficiency level required by each program and as required by the New Zealand Qualifications Authority.
Tuition and Fees
The ANZ Institutions charge tuition by subject and the tuition rates vary by subject. Tuition rates are reviewed at least annually. In addition, the ANZ Institutions offer a range of scholarships and discounts to students that are both merit-based and based on specific circumstances.
Students are typically required to pay tuition in advance of starting a course. Domestic students in Australia will choose to pay either out of pocket or by taking a loan through use of the government’s Higher Education Loan Program or Vocational Student Loan Program. Domestic students in New Zealand may also utilize government loans to fund tuition, and in addition may be eligible for a period of ‘fees free’ study funded by the government. International students are not eligible for government funding and pay out of pocket.
Career Development Services
Career development services are offered through the Careers Connect platform, which is a digital platform available to students on-demand. Through the platform students can access resume and cover letter review services; search and apply for jobs; search and apply for volunteering, work-integrated learning, industry placements and virtual internships; complete virtual mock interviews; access online resources and webinars relating to job search, career planning, and graduate employment; and view and register for careers and industry-related events. The ANZ Institutions also partner with Forage to bring students free virtual work experience to help them build their employability skills. These short experiences, developed by global industry leaders, help students gain practical work skills and receive a certificate upon completion.
In addition, each student is assigned a Success Coach upon starting their course of study to help prepare and connect the student to their chosen industry. The Success Coach's focus is to improve the employability of each student by using their industry knowledge to maximize the impact of the student's application and presentation of their personal brand.
Human Capital Resources
As of December 31, 2020, Strategic Education employed 3,679 full-time employees worldwide, of whom 912 were based outside of the U.S. In the U.S., the Company employed 2,767 full-time employees, including 385 full-time faculty members, and 2,382 non-faculty staff. Outside the U.S., the Company employed 246 full-time faculty members, and 666 non-faculty staff.
SEI is committed to operating transparently and with the highest standards of integrity. Our guiding principles and leadership behaviors emphasize student-centric priorities and drive us as we continue to build a vibrant, diverse and inclusive culture. Recurring organization health surveys offer employees a way to share feedback with SEI senior leaders on priorities, leadership culture, and the workplace, and are used to shape company goals. The executive leadership team hosts frequent company-wide town hall meetings and mentoring sessions that inform employees about the Company’s initiatives and results and provide insight on skills and attributes that drive success. The Company also supports numerous platforms for employee engagement, such as community and employee network groups which provide opportunities for employees to experience inclusive community at SEI through development opportunities, informal mentoring and volunteering.
SEI honors and celebrates diversity, equity and inclusion as core institutional principles. The Company is fully engaged in cultivating a diverse and inclusive workforce and environment that reflects all stakeholders. This activity is aligned with SEI’s commitment to advancing diversity in key roles. In 2019, SEI created the CEO’s Council on Diversity, Equity, and Inclusion, which is charged with promoting these initiatives across the organization. Online resources are also available to help SEI employees foster an inclusive environment and demonstrate empathy and cultural competence.
The Company is dedicated to attracting, developing and retaining top talent. SEI offers compensation and benefits packages that are market-competitive and performance-based. The compensation programs and policies reflect the Company’s commitment to reward performance that aligns with its values and priorities. SEI fosters the growth and career development of its employees by creating solutions that support employees to deliver high performance, grow their careers, and contribute to SEI’s mission to enable economic mobility of its students through education. Online learning resources are available that cover a broad range of skills, including leadership, professional development, innovation, communication and technology. The Company has also prioritized identifying high-performing employees to accelerate their development and foster a strong, diverse succession pipeline.

Information About Our Executive Officers
For a description of Strategic Education, Inc.’s senior management, see the biographical information set forth in Item 10 below, which is incorporated herein by reference.
Intellectual Property
In the ordinary course of business, we develop many kinds of intellectual property that are or will be the subject of copyright, trademark, service mark, patent, trade secret, or other protections. Such intellectual property includes, but is not limited to, our courseware materials for classes taught online or by other distance-learning means and business know-how and internal processes and procedures developed to respond to the requirements of our operations and various education regulatory agencies. In many instances, our course content is produced for us by faculty and other content experts under work-for-hire agreements pursuant to which we own the course content in return for a fixed development fee. In certain limited cases, we license course content from third parties on a royalty-fee basis.
We also claim rights to certain marks and have obtained or have pending applications in the U.S. and select foreign jurisdictions for registration of the marks, including the marks “STRAYER” and “CAPELLA” for educational services, and certain other distinctive logos, along with various other trademarks, service marks and domain names related to our offerings. In addition, we have the rights to trade names, logos and other intellectual property specific to our international institutions including "Torrens University Australia," "Think Education Group," and "Media Design School", in the countries in which those institutions operate.
Regulation
U.S. Regulatory Environment
As institutionally accredited institutions of higher education operating in multiple jurisdictions, Strayer University and Capella University are subject to accreditation rules and varying state licensing and regulatory requirements. In addition, the Higher Education Act and the regulations promulgated thereunder require all higher education institutions that participate in the various Title IV programs, including Strayer University and Capella University, to comply with detailed substantive and reporting requirements and to undergo periodic regulatory scrutiny. The Higher Education Act mandates specific regulatory responsibility for each of the following components of the higher education regulatory triad: (1) the institutional accrediting agencies recognized by the U.S. Secretary of Education (“Secretary of Education”); (2) state education regulatory bodies; and (3) the federal government through the Department of Education. Our business activities are planned and implemented to achieve compliance with the rules and regulations of the state, regional and federal agencies that regulate our activities. We have established regulatory compliance and management systems and processes under the oversight of our Chief Financial Officer and our General Counsel that are designed to meet the requirements of this regulatory environment. The regulations, standards, and policies of these regulatory agencies are subject to frequent change. Hackbright Academy is subject to certain state regulatory requirements, but is not accredited and does not participate in Title IV programs.
We cannot predict the actions that the Administration, Congress, accreditors, or states may take or their effect on Strayer University, Capella University, or the Company. Among other things, Congress may reauthorize the Higher Education Act and adopt, repeal or amend other legislation affecting higher education institutions. Congress or the Administration may also delay, block, modify, or eliminate certain Title IV and other regulations applicable to higher education institutions, or the Administration or states may promulgate new regulations via a negotiated rulemaking process, or otherwise. In addition, the Administration may interpret, apply, and enforce Title IV and other regulations in a manner different from past guidance and practice.
U.S. Department of Education
To be eligible to participate in Title IV programs, Strayer University and Capella University must comply with specific standards and procedures set forth in the Higher Education Act and the regulations issued thereunder by the Department of Education. An institution must, among other things, be authorized to offer its educational programs by each state in which it maintains physical presence, as defined by the state, and maintain institutional accreditation by a recognized accrediting agency, as discussed below. The institution also must be certified by the Department of Education to participate in Title IV programs and follow Department of Education rules regarding the awarding and processing of funds issued under Title IV programs. For purposes of Title IV programs, Strayer University and all of its campuses are considered a single institution of higher education, such that Department of Education requirements applicable to an institution of higher education are generally applied to all of Strayer University’s campuses in the aggregate rather than on an individual basis. Capella University is also considered to be a single institution of higher education. On October 11, 2017, the Department and Strayer University executed a new Program

Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021. Strayer University's application for re-certification must be submitted by March 30, 2021, and Strayer intends to file the application prior to the deadline. As a result of the August 1, 2018 merger, Capella University experienced a change of ownership, with the Company as its new owner. On January 18, 2019, consistent with standard procedure upon a Title IV institution’s change of ownership, the Department and Capella University executed a new Provisional Program Participation Agreement, approving Capella’s continued participation in Title IV programs with provisional certification through December 31, 2022.
U.S. Accreditation
Accreditation is a system for recognizing educational institutions and programs for integrity, educational quality, faculty, physical resources, administrative capability, and financial stability that signifies that they merit the confidence of the educational community and the public. In the United States, this recognition comes primarily through private voluntary associations of institutions and programs of higher education. These associations establish criteria for accreditation, conduct peer-review evaluations of institutions and programs, and publicly designate those institutions and programs that meet their standards. Accredited institutions or programs are subject to periodic review by accrediting bodies to determine whether such institutions or programs continue to maintain the performance, integrity, and quality required for accreditation. If an institution’s or program’s performance does not meet its accrediting agency’s (or possibly other regulators') expectations or applicable standards, then its operations may be conditioned or severely constrained, or the institution’s accreditation may be withdrawn, depending on the severity of the noncompliance.
Accreditation is an important attribute of Strayer University and Capella University. Colleges and universities depend on accreditation to evaluate transferability of credit and applications to graduate schools. Employers sometimes rely on the accreditation status of institutions when evaluating a candidate’s credentials or considering tuition reimbursement programs. Students rely on accreditation status for assurance that an institution maintains quality educational standards.
In order for institutions to be eligible to participate in federal student financial assistance programs, they must be accredited by an institutional accreditor recognized by the Secretary of Education. On November 1, 2019, after a negotiated rulemaking and public comment process, the Department of Education amended its regulations governing the recognition of accrediting agencies, effective July 1, 2020 (the "State Authorization and Accreditation final rules"). The final regulations revise in some respects the Department’s process for recognition and review of accrediting agencies, the criteria used by the Department to recognize accrediting agencies, and Department’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs. For example, the rule allows accreditors to have alternative standards, policies, and procedures in the interest of innovation or to address undue hardship to students, provided certain criteria are met. These and other changes may affect the accrediting agencies’ treatment of the institutions under their jurisdiction.
The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. NACIQI reviewed the Middle States Commission at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. NACIQI also reviewed the Higher Learning Commission at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. The Secretary subsequently accepted NACIQI’s recommendation and extended the accreditors’ recognition. If an institutional accreditor loses recognition by the Secretary of Education, an institution may be allowed to continue its participation in Title IV programs on a provisional basis for a period not to exceed 18 months to allow the institution to seek accreditation from another recognized accrediting agency. An institution that does not become accredited by another recognized accreditor within 18 months will lose Title IV eligibility.
Strayer University
Strayer University has been institutionally accredited since 1981 by Middle States, an institutional accrediting agency recognized by the Secretary of Education. Middle States accredits degree-granting public and private colleges and universities in its region (including Delaware, Washington, D.C., Maryland, New Jersey, New York, Pennsylvania, Puerto Rico, and the U.S. Virgin Islands), including distance education programs offered by those institutions. As a result of the State Authorization and Accreditation final rules, Middle States may also conduct accrediting activities in any other geographic region within or outside of the United States without regard to its specified region. Middle States is the same accrediting agency that accredits such universities as Georgetown University, Columbia University, the University of Maryland, and other degree-granting public and private colleges and universities.

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
All of Strayer University’s substantive changes require prior Middle States approval. Such changes include, but are not limited to, educational programs at different levels or different subject areas, certain contractual arrangements with other institutions providing a portion of an educational program, establishment or closure of additional locations and branch campuses, and changes in ownership or control.
In 2000, the agencies that accredit higher education institutions in various regions of the United States adopted a Policy Statement on Evaluation of Institutions Operating Interregionally. Under that policy, both the home regional accreditor and the host regional accreditor cooperated to evaluate an institution that delivers education at a physical site in the host accreditor’s region. Given the recent changes in federal law repealing the strict geographic scope of institutional accreditors, this policy statement is, for the most part, moot. However, different institutional accreditors have treated the policy statement differently. Capella’s institutional accreditor, HLC, has continued to demonstrate deference to the policy statement while Strayer’s institutional accreditor, Middle States, has withdrawn the corresponding internal policy.
In addition to institutional accreditation, Strayer University has obtained specialized or programmatic accreditation, or professional recognition, from the following organizations for specific programs: the Accreditation Council for Business Schools and Programs (“ACBSP”), the Society for Human Resource Management (“SHRM”), and the National Security Agency’s Committee on National Security Systems.
Capella University
Capella University has been institutionally accredited since 1997 by the Higher Learning Commission, an institutional accrediting agency recognized by the Secretary of Education that accredits degree-granting public and private colleges and universities in its region (Arizona, Arkansas, Colorado, Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Nebraska, New Mexico, North Dakota, Ohio, Oklahoma, South Dakota, West Virginia, Wisconsin, and Wyoming). The Higher Learning Commission is the same accrediting agency that accredits such universities as Northwestern University, the University of Chicago, the University of Minnesota and other degree-granting public and private colleges and universities in its region. As a result of the State Authorization and Accreditation final rules, the Higher Learning Commission may also conduct accrediting activities in any other geographic region within or outside of the United States without regard to its specified region.
In January 2015, Capella University’s accreditation with the Higher Learning Commission was reaffirmed. The reaffirmation enables Capella University to continue to participate in Title IV programs. The next reaffirmation of accreditation is scheduled to take place in 2022-2023.
The Higher Learning Commission is continuously developing new standards and approval processes under which it evaluates programs and institutions. Consistent with that approach, the Higher Learning Commission in August 2016 adopted policy changes which include giving the Commission more discretion to designate institutions to be in "financial distress” or under "government investigation.” Receipt of these designations could affect future accreditation status and eligibility for Title IV aid under the Department of Education’s “financial responsibility” triggers. While the Company believes its strong reputation and compliance record will continue to place Capella University in favorable standing, there is sufficient breadth and discretion within the policy that government investigation, litigation, or financial or other circumstances could result in an impact to our business from the application of the policies. In addition, the Higher Learning Commission enacted policy changes, effective September 1, 2019, that mandated certain recruitment, admissions and related institutional practices, as well as guidelines for shared-services relationships.
In addition to institutional accreditation, Capella University has obtained specialized or programmatic accreditation, or professional recognition, for specific programs including from the following organizations: The Association for Behavior Analysis International; Computing Accreditation Commission of the Accreditation Board for Engineering and Technology;

ACBSP; Council for Accreditation of Counseling and Related Programs; Council for the Accreditation of Educator Preparation; Commission on Accreditation for Marriage and Family Therapy Education; Council on Social Work Education; the National Security Agency and the U.S. Department of Homeland Security; Project Management Institute - Global Accreditation Center for Project Management; and SHRM. The BSN, MSN, and DNP degree programs at Capella University are accredited by the Commission on Collegiate Nursing Education.
Shared-Services Agreements
Strategic Education, Inc. has entered into shared-services agreements with both U.S. Universities to provide certain services, including but not limited to finance, legal, human resources, information technology, financial aid, and marketing. The services are governed by Master Services Agreements, which provide, among other things, for oversight of the services by the governing board of each University. The Company continues to look for additional opportunities to provide shared services to the two Universities, and believes that the agreements meet all regulatory and accreditation standards, including the Higher Learning Commission policy discussed above.
U.S. State Education Licensure
Licensure of Physical Campuses
The Higher Education Act and certain state laws require Strayer University and Capella University to be legally authorized to provide educational programs in the states in which the universities are physically located or otherwise have a physical presence as defined by the state. Strayer University is authorized to offer programs by the applicable educational regulatory agencies in all states where Strayer’s physical campuses are located. Strayer University is dependent upon the authorization of each state where Strayer is physically located to allow the University to operate and to grant degrees, diplomas, or certificates to students in those states. Strayer University is subject to extensive regulation in each jurisdiction in which campuses are located, including in 2020: Alabama, Arizona, Arkansas, Delaware, Florida, Georgia, Louisiana, Maryland, Mississippi, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia, West Virginia, and Washington, D.C.
Capella University is registered as a private institution with the Minnesota Office of Higher Education pursuant to Minnesota Statute sections 136A.61-131A.71, as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota, and as required by the Higher Education Act to participate in Title IV programs. In 2020, Capella University was also authorized to operate in Colorado, Florida, Georgia and Tennessee.
Strayer University and Capella University will be subject to similar extensive regulation in those additional states in which we may physically expand our operations in the future. State laws and regulations affect our operations and may limit our ability to introduce new and existing educational programs or establish new campuses.
On October 29, 2010, the Department of Education adopted new regulations, effective July 1, 2011, that set new requirements on states for their authorization of schools for purposes of Title IV eligibility. We believe that every state above in which Strayer University and Capella University are authorized has processes in place that comply with these requirements.
Hackbright Academy is licensed to operate in the State of California by the Bureau for Private Post-secondary Education (“BPPE”). DevMountain programs are approved in Utah and Texas. In the fall of 2019, DevMountain merged into Strayer University.
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
On November 1, 2019, the Department released final regulations on accreditation and state authorization of distance education, which became effective July 1, 2020. The rules maintain the requirement from the 2016 rule that institutions offering post-secondary education through distance education or correspondence courses to students located in a state in which the institution is not located must meet state requirements in that state or participate in a state authorization reciprocity agreement. In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements. An institution must also provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located, or if the institution has not determined whether the program meets such requirements for a given state. Whereas the disclosure requirements in the 2016 rule apply only to distance education programs, the disclosure requirements in the 2019 rule apply to both campus-based and online programs.
On August 24, 2020, the Department released final regulations on distance education and innovation. The rules granted institutions more flexibility to offer distance education and competency-based education direct assessment programs. Additionally, the rules created new definitions for certain terms including “academic engagement” and “regular and substantive interaction” to provide more clarity regarding Title IV requirements for distance education programs. The final rule will become effective July 1, 2021, with the option for early implementation. Both Capella University and Strayer University opted to early implement the final rules in December 2020.
Beginning July 1, 2017, California required out-of-state private post-secondary educational institutions that offer distance education to California residents to register with the BPPE. Strayer University and Capella University have filed BPPE registration applications and received confirmation of the registration.
State Authorization Reciprocity Agreement
Varying state regulations, fees, and paperwork embedded in the many different state approaches to regulation of post-secondary institutions have historically limited the ability to grow across state lines to offer students high-quality choices for education and have hindered national workforce initiatives. As a solution to the ever-growing complexity of the regulatory oversight of institutions of higher learning on a state-by-state basis, the State Authorization Reciprocity Agreement (“SARA”) has emerged to aid in the advancement of distance education.
SARA is intended to make it easier for students to take online courses offered by post-secondary institutions based in another state, while also facilitating more effective and efficient oversight and monitoring processes nationally for the benefit of states and institutions. On March 6, 2015 and December 2, 2016, respectively, Capella and Strayer Universities became participants in SARA. As participants in SARA, the Universities may offer online courses and other forms of distance education to students in any participating SARA state in which the Universities do not have a physical location or a physical presence as defined by the state without having to seek any new state institutional approval beyond their home states (Minnesota and Washington, D.C., respectively). The Universities’ home states, in turn, will continually monitor the institutions’ compliance with SARA standards. With this initiative, the Universities are able to expand distance education offerings with increased consistency and ease. The only state that does not now participate in SARA is California.

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
State Professional Licensure
States have specific requirements that an individual must satisfy in order to be licensed as a professional in a specified field. Capella University graduates often seek to obtain professional licensure in their chosen fields following graduation because it will enhance employment opportunities or they are legally required to do so for employment purposes. Their success in obtaining licensure depends on several factors, including each individual’s personal and professional qualifications as well as other factors related to the degree or program completed, such as:
•Whether the institution and the program were approved by the state in which the graduate seeks licensure, or by a professional association;
•Whether the program from which the learner graduated and the curriculum completed meets all state requirements; and
•Whether the institution and/or the specific program is accredited.
Professional licensure requirements can vary by state and may change over time. Capella University has a team dedicated to professional licensure that works directly with learners. The licensure team develops and maintains extensive resources to inform learners of unique state licensing requirements prior to enrollment and throughout their program, including delivering direct disclosures to students in licensure-track programs as required by the U.S. Department of Education. The University’s catalog and websites also describe the requirements for obtaining professional licensure, paired with specific disclaimers that reiterate learner responsibility for licensure outcomes.
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
Other U.S. Approvals
Strayer University and Capella University are approved by appropriate authorities for the education of active duty military personnel and qualifying family members, veterans and members of the selected reserve and their spouses and dependents, as well as for the rehabilitation of veterans. In addition, Strayer University is authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements. The U.S. Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors. Strayer University is also authorized to participate in state financial aid programs in Pennsylvania, Florida, Alabama, and Vermont. Capella University is authorized to participate in the Minnesota GI Bill and the Minnesota Indian Scholarship programs.
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
In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Congress has enacted several tax credits for students pursuing higher education and has provided for a tax deduction for interest on student loans and exclusions from income of certain tuition reimbursement amounts. Eligible students at Strayer University or Capella University may participate in educational assistance programs administered by the U.S. Department of Veterans Affairs (“VA”) (and related state agencies), the U.S. Department of Defense (“DOD”), and various private organizations. Eligible students at Strayer University may also participate in educational assistance programs administered by the Commonwealth of Pennsylvania, the State of Florida, the State of Alabama, and the State of Vermont. Some Capella University students may qualify to participate in the Minnesota GI Bill program or the Minnesota Indian Scholarship program.
Under the Post-9/11 Veterans Educational Assistance Act of 2008 (as amended), sometimes referred to as the “New GI Bill,” eligible veterans may receive, among other benefits, tuition benefits up to the net cost to the student (after accounting for state and federal aid, scholarships, institutional aid, fee waivers, and similar assistance), subject to a cap of $25,162 for non-public domestic institutions for 2020-2021. In addition, eligible students pursuing an educational program solely through distance learning are eligible to receive a housing stipend of approximately $916 per month, half the amount available to students attending certain classroom-based programs or programs that combine classroom learning and distance learning.
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
On January 5, 2021, President Trump signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expands student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2, under provisional approval status by the Department of Education, subject to any punitive action by a federal or state entity, facing the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits; protects students from debt collection by the Department of Veterans Affairs for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts. The legislation will require guidance from the Department of Veterans Affairs, and is effective August 21, 2021.
Strayer University and Capella University participate in DOD military tuition assistance programs under Memoranda of Understanding (“MOU”). Strayer University’s current MOU was executed on September 5, 2019. Capella University’s current MOU was executed on September 26, 2019. Service members of the United States Armed Forces are eligible to receive tuition assistance from their branch of service through the DOD military tuition assistance programs. Under the Memorandum of Understanding, Strayer University and Capella University agree to comply with DOD rules and procedures regarding the receipt of tuition assistance on behalf of active duty military personnel (and qualifying family members) in attendance at the University.
Title IV Programs
Strayer University and Capella University maintain eligibility for their students to participate in the following Title IV programs:
•Federal Grants. Grants under the Federal Pell Grant program are available to eligible students based on financial need and other factors.
•Campus-Based Programs. The campus-based Title IV programs include the Federal Supplemental Educational Opportunity Grant program, the Federal Perkins Loan, and the Federal Work-Study Program. Neither Strayer University nor Capella University actively participates in the Federal Perkins Loan program, which expired on September 30, 2017. In addition, Strayer University does not actively participate in the Federal Work-Study Program.
•Federal Direct Student Loans. Under the William D. Ford Federal Direct Loan Program, the Department of Education makes loans directly to students and their parents. Undergraduate students who demonstrate financial need may qualify for a subsidized loan. The federal government pays the interest on a subsidized loan while the student is in school and during any approved periods of deferment, after which the student’s obligation to repay the loan begins. Unsubsidized loans are available to students who do not qualify for a subsidized loan or, in some cases, in addition to a subsidized loan. PLUS loans, including Graduate PLUS loans, are unsubsidized loans available in amounts up to the total cost of attendance less any other financial aid.

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
Provisional Certification
In certain circumstances, the Department of Education may certify an institution’s continuing eligibility to participate in Title IV programs on a provisional basis for up to three complete award years (July 1 – June 30) from the date of provisional certification. During the period of provisional certification, the institution must comply with any additional conditions included in its program participation agreement, which typically require approval by the Department of Education for establishment of an additional location, increase in the level of academic offering, and addition of any educational program (including degree, non-degree, or short-term training programs) before awarding or disbursing Title IV aid to students enrolled at such a location or in such a program. If the Department of Education determines that a provisionally certified institution is unable to meet its responsibilities under its program participation agreement, it may revoke or further condition the institution’s certification to participate in Title IV programs with fewer due process protections for the institution than if it were fully certified. Should the Department of Education revoke eligibility during the provisional period, the institution may request reconsideration, and the Secretary of Education’s decision whether or not revocation is warranted constitutes final agency action. Strayer University is operating under full certification. Consistent with standard procedure following a change of control, Capella University is operating under provisional certification with no conditions other than the customary conditions described above.
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
If an institution fails to satisfy any of these criteria or any other Department of Education regulation, the Department of Education may:
•Require the repayment of Title IV funds;
•Transfer the institution from the Department of Education’s advance system of receiving Title IV program funds to a cash monitoring or reimbursement system, under which an institution must disburse its own funds to learners and document the learners’ eligibility for Title IV program funds before receiving such funds from the Department of Education;
•Place the institution on provisional certification status; or
•Commence a proceeding to impose a fine or to limit, suspend or terminate the participation of the institution in Title IV programs.

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
Department of Education standards utilize a complex formula to assess financial responsibility. The standards focus on three financial ratios: (1) equity ratio (which measures the institution’s capital resources and ability to borrow); (2) primary reserve ratio (which measures the institution’s financial viability and liquidity); and (3) net income ratio (which measures the institution’s ability to operate at a profit or within its means). An institution’s financial ratios must yield a composite score of at least 1.5 for the institution to be deemed financially responsible without alternative measures and further federal oversight. For Strayer University and Capella University, the Department evaluates financial responsibility at the parent level, based on review of SEI’s financial statements. We have applied the financial responsibility standards to our financial statements as of and for the year ended December 31, 2020, and based on our calculated composite score and other relevant factors, we believe we meet the Department of Education’s financial responsibility standards.
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
On August 30, 2019, as part of the final Borrower Defense to Repayment (“BDTR”) regulations, the Department of Education made changes to the financial responsibility requirements, including establishing a more limited set, as compared to the 2016 rule, of mandatory and discretionary triggering events that have, or could have, a materially adverse impact on the institution’s financial condition and therefore warrant financial protection. The 2019 rule left intact the consequences of the triggering events under the 2016 rule. The 2019 rule further updates the definitions of terms used to calculate an institution’s composite score and otherwise amends the composite score methodology to reflect changes in Financial Accounting Standards Board (“FASB”) accounting standards pertaining to new leases. The financial responsibility changes became effective July 1, 2020.
Student Loan Defaults
The Department of Education calculates a rate of student defaults (known as a cohort default rate) for each institution with 30 or more borrowers entering repayment in a given federal fiscal year. The Department of Education includes in the cohort all student borrowers at the institution who entered repayment on any Direct or Federal Family Education Loan Program loan during that fiscal year. The cohort default rate is the percentage of those borrowers who become subject to their repayment obligation in the relevant federal fiscal year and default by the end of the second federal fiscal year following that fiscal year, resulting in a three-year cohort default rate. Because of the need to collect data on defaults, the Department of Education publishes cohort default rates three years in arrears; for example, in the fall of 2020, the Department of Education issued cohort default rates for federal fiscal year 2017.
The Department of Education may take adverse action against an institution if it has excessive cohort default rates, including the following:
•If an institution’s cohort default rate is 30% or more in a given fiscal year, the institution will be required to assemble a “default prevention task force” and submit to the Department of Education a default improvement plan.

•If an institution’s cohort default rate exceeds 30% for two consecutive years, the institution will be required to review, revise, and resubmit its default improvement plan.
•If an institution’s cohort default rate exceeds 30% for two out of three consecutive years, the Department of Education may subject the institution to provisional certification.
•If an institution’s cohort default rate is equal to or greater than 30% for each of the three most recent federal fiscal years for which data are available, the institution will be ineligible to participate in the Direct Loan Program and Federal Pell Grant Program.
An institution generally loses eligibility to participate in Title IV programs if its most recent cohort default rate is greater than 40%. Institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time undergraduate borrowers.
Strayer University and Capella University’s official three-year cohort default rates for 2015, 2016, and 2017, as well as the average official three-year cohort default rates for proprietary institutions nationally, were as follows:

	Strayer University	Capella University	National Average Proprietary Institutions
2017	11.3%	6.5%	14.7%
2016	10.4%	6.8%	15.2%
2015	10.6%	6.5%	15.6%
As part of the compliance programs related to the cohort default rate, Strayer University and Capella University provide entrance and exit counseling to their students and engage the services of third parties to counsel students once they are in repayment status regarding their repayment obligations.
On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a provision that established a federal student loan administrative forbearance period, pause in interest accrual, and suspension of collections activity through September 30, 2020. Former Department of Education Secretary Betsy DeVos extended these student loan flexibilities through January 31, 2021. President Biden subsequently extended the period through September 30, 2021. While it is too early to know the entirety of the impact that COVID and COVID-related repayment flexibility will have on the cohort default rate, the Company expects that the next one or more cohort years will be affected.
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
Using the statutory formula, Strayer University derived approximately 82.4% of its cash-basis revenues from Title IV program funds in 2019. Capella University derived approximately 75.8% of its cash-basis revenues from Title IV program funds in 2019. Our computation for 2020 has not yet been finalized and audited; however, we believe we will remain in compliance with the 90/10 Rule requirement.
The key components of non-Title IV revenue for Strayer University and Capella University are individual student payments, employer tuition reimbursement payments, veterans’ education benefits, military tuition assistance, vocational rehabilitation funds, private loans, state grants, and scholarships. Certain members of Congress have proposed to revise the 90/10 Rule to count DOD tuition assistance and veterans’ education benefits along with Title IV revenue toward the 90% limit and to reduce the limit to 85% of total revenue. In the context of Higher Education Act reauthorization, defense bills and appropriations bills, other members of Congress recently have proposed legislation that would eliminate the 90/10 Rule. We cannot predict whether or how the recent changes in Administration and Congress will affect the 90/10 Rule.
Restrictions on Incentive Compensation
As a part of an institution’s program participation agreement with the Department of Education and in accordance with the Higher Education Act and Title IV regulations, the institution may not provide any commission, bonus, or other incentive payment based in any part, directly or indirectly, upon success in securing enrollments or awarding financial aid to any person or entity engaged in any student recruitment, admissions, or financial aid-awarding activity. The rule applies to all institutional employees and service providers who are engaged in or responsible for any student recruitment or admission activity or making decisions regarding the award of financial aid. The Department of Education has interpreted the regulation not to apply to employees who are involved only in the development of policy and do not engage in individual student contact. Merit-based adjustments to covered employees' compensation may be made if they are not based in any part, directly or indirectly, upon success in securing enrollments or the award of financial aid.
Failure to comply with the incentive payment rule could result in loss of certification to participate in federal student financial aid programs, limitations on participation in the federal student financial aid programs, False Claims Act litigation, or financial penalties. In June 2015, the Department of Education announced in a memorandum that it would revise its approach to measuring damages for noncompliance with the incentive payment prohibition. The memorandum stated that the Department of Education would calculate the amount of institutional liability based on the cost to the Department of the Title IV funds improperly received by the institution, including the cost to the Department of all Title IV funds received by the institution over a period of time if those funds were obtained through implementation of a policy or practice in which students were recruited in violation of the incentive payment prohibition. We believe we are in compliance with the regulation.
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
The 2015 Regulations included two debt-to-earnings measures, consisting of an annual income rate and a discretionary income rate. The annual income rate measured student debt in relation to earnings, and the discretionary income rate measured student debt in relation to discretionary income. A program passed if the program’s graduates:
•have an annual income rate ratio that does not exceed 8%; or
•have a discretionary income rate that does not exceed 20%.
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
On July 1, 2019, the Department of Education released final gainful employment regulations, which contain a full repeal of the 2015 Regulations, including all debt measures, reporting, disclosure, and certification requirements, effective July 1, 2020. We cannot predict if recent changes to the administration and Congress will result in the revival of gainful employment regulations or if a similar version may be reenacted.

Return of Federal Funds
Under the Higher Education Act’s return-of-funds provision, an institution must return Title IV funds to a Title IV program in a timely manner if a student received funds from that program, but did not earn them due to the student’s withdrawal from the institution. In order to determine if funds should be returned, the institution must first determine the amount of Title IV program funds that the student earned. If the student attends the institution, but withdraws during the first 60% of any period of enrollment or payment period, the amount of Title IV program funds that the student earned is equal to a pro rata portion of the funds for which the student would otherwise be eligible. If the student withdraws after the 60% point, then the student has earned 100% of the Title IV program funds. Strayer University and Capella University are required to measure the last day of attendance based on official attendance records, and “attendance” for online classes must include participation in an academically-related activity. Strayer University's and Capella University's systems allow for measurement on this basis. The institution must return to the appropriate Title IV programs, in a specified order, the lesser of the unearned Title IV program funds or the institutional charges incurred by the student for the period multiplied by the percentage of unearned Title IV program funds. An institution must return the funds no later than 45 days after the date that the institution determines that a student withdrew.
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
As part of the Department’s 2016 promulgation of the Borrower Defenses to Repayment regulation, the Department changed the definition of misrepresentation for Title IV regulations to include any statement that “has the likelihood or tendency to mislead under the circumstances.” The expanded definition included “any statement that omits information in such a way as to make the statement false, erroneous, or misleading.” This regulation was published on November 1, 2016 and, after a series of delays, went into effect as of October 16, 2018.
On August 30, 2019, the Department released final Borrower Defense to Repayment regulations that included a new definition of “misrepresentation,” which became effective July 1, 2020. The final rule defines a “misrepresentation” as: a statement, act, or omission by an eligible school to a borrower (a) that is false, misleading, or deceptive, (b) that was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, and (c) that directly and clearly relates to either (1) enrollment or continuing enrollment at the institution, or (2) the provision of educational services for which the loan was made.
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
We cannot predict whether or how the recent changes in Administration and Congress will affect the borrower defense to repayment rules.
Third-Party Servicers
Department of Education regulations permit an institution to enter into a written contract with a third-party servicer for the administration of any aspect of the institution’s participation in Title IV programs. The third-party servicer must, among other obligations, comply with Title IV requirements and be jointly and severally liable with the institution to the Secretary of Education for any violation by the servicer of any Title IV provision. An institution must report to the Department of Education new contracts or any significant modifications to contracts with third-party servicers as well as other matters related to third-party servicers. Strayer University and Capella University have written contracts with third-party servicers to perform activities related to Strayer University’s and Capella University’s participation in Title IV programs. Strayer University also has a contract with Heartland Payment Systems, Inc. for processing stipends due to students. For loan default prevention, Strayer University and Capella University contract with i3 Group, LLC and ECMC Solutions. Strayer University and Capella University also contract with the National Student Clearinghouse to report enrollment status updates to the National Student Loan Data System. Strayer University and Capella University believe that their third-party servicer contracts comply with the regulations, and they have reported such contracts to the Department of Education.

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
Restrictions on Adding Locations and Educational Programs
State requirements and accrediting agency standards can limit, slow, or halt the ability of Strayer University and Capella University to establish legally authorized additional locations and programs. Most states require approval before institutions can add new programs, campuses, or teaching locations. Middle States requires its accredited institutions to notify it in advance of implementing new programs or additional locations as defined by Middles States, which may require additional approval. At its discretion, Middle States may also conduct site visits to additional locations to evaluate whether accredited institutions that experience rapid growth in the number of additional locations, among other reasons, maintain educational quality. All new Strayer University locations require Middle States approval before students are enrolled, and the Higher Education Act requires Middle States to monitor institutions with significant enrollment growth. The Higher Learning Commission, the Minnesota Office of Higher Education, and other state educational regulatory agencies that license or authorize Capella University and its degree programs require institutions to notify them in advance of implementing new programs and, upon notification, may undertake a review of the institution’s licensure, authorization or accreditation.
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
Department of Education regulations require institutions to report to the Department of Education a new additional location at which at least 50% of an eligible program may be offered, if the institution wants to disburse Title IV program funds to students enrolled at that location. Under its Program Participation Agreement with the Department of Education, Strayer University must notify the Department of Education of the addition of any such location within ten days of opening, but need not seek prior approval. Under Capella University’s provisional certification, the Department of Education must approve any new campus locations, level of academic offerings, and non-degree and degree programs before Capella University may award or disburse Title IV aid to students enrolled at any such location or in any such program. Institutions are responsible for knowing whether they need approval, and institutions that add locations and disburse Title IV program funds without having obtained any necessary approval may be subject to administrative repayments and other sanctions. The loss of state authorization or accreditation of a university or an existing campus, or the failure of a university or a new campus to obtain state authorization or accreditation, would render the university ineligible to participate in Title IV programs, at least in that state or at that location.
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
COVID-19 Related Legislation and Administrative Actions
On March 27, 2020, Congress passed the CARES Act in response to the COVID-19 pandemic. The CARES Act includes provisions that provide relief to students and to the institutions of higher education that they attend. This legislation granted the Department of Education regulatory flexibility in waiving some requirements established under the Higher Education Act related to the administration of federal student aid programs. For example, the CARES Act modified the process that institutions must follow for the return of unearned Title IV funds in connection with student withdrawals and provided institutions with additional flexibility for the measurement of satisfactory academic progress for students. The CARES Act suspended payments and interest accrual for Federal Family Education Loans and Direct Loans until September 30, 2020. Subsequent executive action by the previous and current administrations have extended these suspensions until September 30, 2021. The Department issued several guidance documents outlining and interpreting these changes. Additionally, the CARES Act established a $12.6 billion Higher Education Emergency Relief Fund (“HEERF”). While the Department allocated HEERF funding for Strayer, the university did not accept its allocation.
On December 27, 2020, Congress passed the omnibus Consolidated Appropriations Act, 2021 (“CAA”), which included several education-related provisions. Relevant provisions of the CAA increased the maximum Pell Grant for the 2021-2022 award year, restored quarters/semesters of Pell eligibility to students who have successfully asserted a borrower defense to repayment; repealed the limitation on lifetime subsidized loan eligibility (known as “Subsidized Usage Limit Applies,” or SULA), and simplified the Free Application for Federal Student Aid. The CAA also appropriated an additional $22.7 billion for the HEERF to be distributed to higher education institutions. While the Department allocated HEERF funding for Strayer and Capella, to date neither university accepted its allocation.
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
On May 6, 2020, the Department of Education published final rules related to implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The final rules define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specify how an institution must respond to allegations of sexual harassment. Among other things, the new rules include a requirement for live hearings on Title IX sexual harassment claims, which includes direct and cross-examination of parties, university-provided advisors (in the event a student or party does not provide an advisor), rulings on questions of relevance by decision-makers, and the creation and maintenance of a record of the live hearing proceedings. The final rules became effective August 14, 2020. We cannot predict whether or how the recent changes in Administration and Congress will affect the Title IX rules.
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
Compliance Reviews
Strayer University and Capella University are subject to announced and unannounced compliance reviews and audits by various external agencies, including the Department of Education, its Office of Inspector General, state licensing agencies, guaranty agencies, and accrediting agencies. The Higher Education Act and Department of Education regulations also require an institution to submit annually to the Secretary of Education a compliance audit of its administration of Title IV programs conducted by an independent certified public accountant in accordance with Generally Accepted Government Auditing Standards and applicable audit guides of the Department of Education’s Office of Inspector General (“ED OIG”). For fiscal years beginning after June 30, 2016, Strayer University and Capella University must submit such audits that have been conducted in accordance with a guide for audits of proprietary schools that was issued by the ED OIG in September 2016. In addition, to enable the Secretary of Education to make a determination of financial responsibility, an institution must submit annually to the Secretary of Education audited financial statements prepared in accordance with Department of Education regulations. For Strayer University and Capella University, financial responsibility is determined at the SEI parent level.
In June 2019, the Department conducted an announced, on-site program review at Capella University, focused on Capella University’s FlexPath program. The review covered the 2017-2018 and 2018-2019 federal financial aid years. The Department issued its preliminary program report on November 13, 2020, and Capella University responded to the report. On February 9, 2021, Capella University received the Department’s Final Program Review Determination, which closed the Program Review without further action required on the part of Capella University.
Potential Effect of Regulatory Violations
If either Strayer University or Capella University fails to comply with the regulatory standards governing Title IV programs, the Department of Education could impose one or more sanctions, including transferring the University from the advance payment method to the reimbursement or cash monitoring system of payment, seeking to require repayment of certain Title IV funds, requiring the University to post a letter of credit in favor of the Department of Education as a condition for continued Title IV certification, taking emergency action against the University, or referring the matter for criminal prosecution or initiating proceedings to impose a fine or to limit, condition, suspend, or terminate the University’s participation in Title IV programs. Although there are no such sanctions currently in force against Strayer University or Capella University, if such sanctions or proceedings were imposed and resulted in a substantial curtailment, or termination, of that University’s participation in Title IV programs or resulted in substantial fines or monetary liabilities, that University and the Company could be materially and adversely affected.
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
The Department of Education may also temporarily and provisionally certify an institution seeking approval of a change of ownership under certain circumstances while the Department of Education reviews the institution’s application. The time required for the Department of Education to act on such an application may vary substantially. The Department of Education’s recertification of an institution following a change of control will be on a provisional basis.
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
Federal agencies also regulate changes in ownership and control. The Higher Education Act provides that an institution that undergoes a change in ownership resulting in a change of control loses its eligibility to participate in Title IV programs and must apply to the Department of Education in order to reestablish such eligibility. An institution is ineligible to receive Title IV program funds during the period from the change of ownership and control until recertification. The Higher Education Act provides that the Department of Education may also temporarily, provisionally certify an institution seeking approval of a change of ownership and control based on preliminary review by the Department of Education of a materially complete application received by the Department of Education within ten business days after the transaction. The Department of Education may continue such temporary, provisional certification on a month-to-month basis until it has rendered a final decision on the institution’s application. If the Department of Education approves the application after a change in ownership and control, it issues a provisional certification, which extends for a period expiring not later than the end of the third complete award year following the date of provisional certification. The Higher Education Act defines one of the events that would trigger a change in ownership resulting in a change of control as the transfer of the controlling interest of the stock of the institution or its parent corporation. For a publicly traded corporation such as Strategic Education, Inc., the Department of Education regulations define a change of control as occurring when a person or entity acquires ownership and control of a corporation, such that the corporation is required to file a Form 8-K with the SEC publicly disclosing the change of control. The regulations also provide that a change in ownership and control of a publicly traded corporation occurs if a person or entity who is a controlling stockholder of the corporation ceases to be a controlling stockholder. A controlling stockholder is a stockholder who holds, or controls through agreement, at least 25% of the total outstanding voting stock of the corporation and more shares of voting stock than any other stockholder. Additionally, the Department of Education regulations require institutions to make certain notice filings with the agency should a shareholder acquire 25% or more of the outstanding voting stock of the corporation.
The U.S. Department of Homeland Security, working with the U.S. Department of State, has implemented a mandatory electronic reporting system for schools that enroll foreign students and exchange visitors. Strayer University currently is authorized by the U.S. Department of Homeland Security to admit foreign students for study in the United States subject to applicable requirements (because Capella is on-line only, and foreign students must take a portion of their classes on-ground, Capella University does participate). In certain circumstances, the U.S. Department of Homeland Security may require an institution to obtain approval for a change in ownership and control.

Pursuant to federal law providing benefits for veterans and reservists, some of the programs offered by Strayer University and Capella University are approved by state approving agencies for the enrollment of persons eligible to receive U.S. Department of Veterans Affairs educational benefits. In 2020, Strayer University had such approval in Alabama, Arkansas, Delaware, Florida, Georgia, Maryland, Mississippi, New Jersey, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Washington, D.C. In 2020, Capella University had such approval in Minnesota, and because all of its programs are online only, this approval allows it to extend VA education benefits to students in all states and abroad. In certain circumstances, state approving agencies may require an institution to obtain approval for a change in ownership and control.
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
Congress
Congress historically has reauthorized the Higher Education Act approximately every five to six years. In 2008, Congress reauthorized the HEA through the end of 2013. Congress has held hearings regarding the reauthorization of the HEA and continued to consider new legislation regarding the passage thereof. It is currently unclear when Congress will reauthorize the Higher Education Act, and the onset of the COVID-19 pandemic has further delayed these efforts. The most recent reauthorized Higher Education Act continued all of the Title IV programs in which we participate, but made many revisions to the requirements governing the Title IV programs, including provisions relating to the relationships between institutions and lenders that make student loans, student loan default rates, and the formula for revenue that institutions are permitted to derive from the Title IV programs. Notwithstanding the lack of a full HEA reauthorization, Congress has annually appropriated funds for the existing Title IV programs under the HEA. In addition, further rulemaking by the Department of Education may impose additional requirements on institutions that participate in Title IV programs. Existing programs and participation requirements are subject to change based on HEA reauthorization. Additionally, funding for the student financial assistance programs may be affected during appropriations and budget actions.
Appropriations
Congress reviews and determines appropriations for Title IV programs on an annual basis. Congress has appropriated funds for the Department of Education through September 30, 2021. A future government shutdown, particularly one that includes the Department of Education or appropriations for Title IV programs, could have a material adverse effect on our operations and financial condition.
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

Consumer Financial Protection Bureau
The Consumer Financial Protection Bureau (“CFPB”) has pursued enforcement actions against certain proprietary institutions of higher education and has released several reports that directly address issues related to institutions of higher education. In October 2020, the CFPB Student Loan Ombudsman released its annual report analyzing more than 1,900 complaints the CFPB received from private student loan borrowers between September 1, 2019 and August 31, 2020 and more than 5,000 federal student loan financing complaints the CFPB received from federal student loan borrowers. We do not know what steps the CFPB or Congress may take in response to these actions and whether such actions, if any, will have an adverse effect on our business or results of operations.
U.S. Department of Education
Title IV regulations applicable to Strayer University and Capella University have been subject to frequent revisions, many of which have increased the level of scrutiny to which higher education institutions are subjected and have raised applicable standards.
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
College Scorecard
In September 2015, the Department of Education publicly released its “College Scorecard” website. Among other characteristics, the College Scorecard allows users to search for schools based upon programs offered, location, size, tax status, mission, and religious affiliation. In October 2017, the Department of Education announced that its Integrated Post-secondary Education Data System, or IPEDS, would publish for the first time completion data for part-time and non-first-time students, which provides additional information about institutions’ performance. The Department of Education updates the data available on the College Scorecard on a periodic basis. In 2019, the Department of Education added new metrics to the College Scorecard, including information on non-degree institutions and data concerning student outcomes, including salary, at the program level.
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
Collection of personal information outside the United States may subject companies to global privacy and data security laws. For example, the European Union General Data Protection Regulation (“GDPR”), which came into effect May 25, 2018, contains significant requirements to provide individuals with information about data collection, use, and sharing practices. The GDPR also provides individuals with rights to control how information about them is collected, used, and shared. It also requires that companies notify European regulators within 72 hours of a data breach. These measures generally exceed the requirements of U.S. state and federal privacy and data security laws. The GDPR applies to entities that process personal information (1) in the context of the activities of an establishment of the entity in the European Union (“EU”), regardless of whether the processing takes place in the EU or not, or (2) of individuals who are in the EU, where the processing activities are related to (a) targeting of individuals in the EU in its offering of goods or services, or (b) the monitoring of the behavior of individuals in the EU as far as that behavior takes place within the EU. Noncompliance with the GDPR can result in administrative, civil, or criminal liability.
Australian and New Zealand Regulation
We operate two post-secondary educational institutions in Australia, Torrens University Australia Limited (“Torrens”) and Think: Colleges Pty Ltd (“Think”). In Australia, a distinction is made between higher education and vocational education organizations.
Higher education providers consist of public and private universities, Australian branches of overseas universities and other higher education providers. Higher education qualifications consist of undergraduate awards (bachelor’s degrees, associate degrees and diplomas) and postgraduate awards (graduate certificates and diplomas, master’s degrees and doctoral degrees). The regulation of higher education providers is undertaken at a national level by the Tertiary Education Quality and Standards Agency (“TEQSA”). All organizations that offer higher education qualifications in or from Australia must be registered with TEQSA. Higher education providers must also have their courses of study accredited by TEQSA unless they have been granted and hold self-accrediting status. Torrens currently holds self-accrediting status, but Think does not. Registration as a higher education provider is for a fixed period of up to seven years. TEQSA regularly reviews the conduct and operation of accredited higher education providers.
The vocational education and training (“VET”) sector consists of technical and further education institutes, agricultural colleges, adult and community education providers, community organizations, industry skill centers and private providers. VET qualifications include certificates, diplomas and advanced diplomas. The regulation of VET providers is undertaken at a national level by the Australian Skills Quality Authority (“ASQA”). An organization providing VET courses in Australia must be registered by ASQA as a Registered Training Organisation (“RTO”). Courses offered by RTOs need to be accredited by ASQA. Registration as an RTO is for a fixed period of up to seven years. ASQA regularly reviews the conduct and operations of RTOs.
Torrens is one of 43 universities in Australia. It is a private, for-profit entity and is registered with TEQSA in the Australian University category. As a self-accrediting university, it is not required to have its individual courses of study accredited by TEQSA. Torrens is also registered with ASQA as an RTO and is thus entitled to offer vocational and training courses.
Think is one of approximately 4,000 RTOs in Australia and in that capacity is regulated by ASQA. It is also registered as a higher education provider with TEQSA. Its higher education courses require, and have received, accreditation by TEQSA.
Australia also maintains a Commonwealth Register of Institutions and Courses for Overseas Students (“CRICOS”) for Australian education providers that recruit, enroll and teach overseas students. Registration on CRICOS allows providers to offer courses to overseas students studying on Australian student visas. Both Torrens and Think are so registered.
The Commonwealth government has established income-contingent loan schemes that assist eligible fee-paying students to pay all or part of their tuition fees (separate but similar schemes exist for higher education and vocational courses). Under the schemes, the relevant fees are paid directly to the institutions by the Commonwealth government on behalf of the student. A corresponding obligation then exists from the participating student to the Commonwealth government, which is addressed by adding a levy to that student’s income tax until the loan amount has been repaid. Neither Torrens nor Think have any responsibility in connection with the repayment of these loans by students and, generally, this assistance is not available to international students. Both Torrens and Think are registered for the purposes of these plans (a precondition to their students being eligible to receive such loans).

We operate a post-secondary educational institution in New Zealand, Media Design School Limited (“MDS”). MDS is a Private Training Establishment, a private organization offering education or training. It is a globally renowned and specialist provider of design and creative technology education with qualifications ranging from diplomas to postgraduate degrees. MDS also has access to New Zealand Government student finance where study loans are offered to students who are New Zealand citizens or ordinarily resident in New Zealand, subject to certain conditions.

Privacy and Data Security

Privacy laws and regulations in other countries where the Company has significant international presence, including Australia’s Federal Privacy Act and Australian Privacy Principles and New Zealand’s Privacy Act, may also impact the manner in which the Company’s foreign subsidiaries are able to transfer and process personal information.
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
Risks Related to Extensive Regulation of Our U.S. Business
If Strayer University and Capella University fail to comply with the extensive legal and regulatory requirements for higher education institutions, they could face significant monetary or other liabilities and penalties, including loss of access to federal student loans and grants for their students.
As providers of higher education, Strayer University and Capella University are subject to extensive laws and regulation on both the federal and state levels and by accrediting agencies. In particular, the Higher Education Act and related regulations subject Strayer University, Capella University, and all other higher education institutions that participate in the various Title IV programs to significant regulatory scrutiny.
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
Title IV requirements are enforced by the Department of Education and, in some instances, by private plaintiffs. If Strayer University and Capella University are found not to be in compliance with these laws, regulations, standards, or policies, they could lose access to Title IV program funds, which would have a material adverse effect on the Company.

Congressional examination of for-profit post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.
Since 2010, Congress has increased its focus on for-profit higher education institutions, including regarding participation in Title IV programs and oversight by the Department of Defense of tuition assistance and by the VA of veterans education benefits for military service members and veterans, respectively, attending for-profit colleges. The Senate Committee on Health, Education, Labor and Pensions and other congressional committees have held hearings into, among other things, the proprietary education sector and its participation in Title IV programs, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to proprietary institutions, and the receipt of military tuition assistance and veterans education benefits by students enrolled at proprietary institutions. Strayer University and Capella University have cooperated with these inquiries. A number of legislators have variously requested the Government Accountability Office to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud, and abuse in Title IV programs, and the percentage of proprietary institutions’ revenue coming from Title IV and other federal funding sources.
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
The Higher Education Act is subject to periodic reauthorization. Congress completed the most recent reauthorization through multiple pieces of legislation and may reauthorize the HEA in a piecemeal manner in the future. Additionally, Congress determines the funding level for each Title IV program on an annual basis. Any action or inaction by Congress that significantly reduces funding for Title IV programs or the ability of Strayer University, Capella University, or their students to participate in these programs could materially harm our business. A reduction in government funding levels could lead to lower enrollments at our school and require us to arrange for alternative sources of financial aid for our students. Lower student enrollments or our inability to arrange such alternative sources of funding could adversely affect our business.
In addition, Strayer University's and Capella University's ability to conduct their business, including obtaining necessary approvals from the Department of Education, may be affected by staffing levels or review procedures at the Department and the volume of applications and other requests to the Department. If the Department lacks adequate personnel or adopts time-consuming procedures or the Department’s workload exceeds its capacity, action by the Department on requests by the Universities could be significantly delayed, and such delays could have a material adverse effect on the Universities and our business.
Strayer University and Capella University are subject to compliance reviews, which, if they resulted in a material finding of noncompliance, could affect their ability to participate in Title IV programs.
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
In June 2019, the Department conducted an announced, on-site program review at Capella University, focused on Capella University’s FlexPath program. The review covered the 2017-2018 and 2018-2019 federal financial aid years. The Department issued its preliminary program report on November 13, 2020, and Capella University responded to the report. On February 9, 2021, Capella University received the Department’s Final Program Review Determination, which closed the Program Review without further action required on the part of Capella University.
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

If either Strayer University or Capella University fails to maintain its institutional accreditation or if its institutional accrediting body loses recognition by the Department of Education, the University would lose its ability to participate in Title IV programs.
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
The Higher Education Act charges the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) with recommending to the Secretary of Education which accrediting or state approval agencies should be recognized as reliable authorities for judging the quality of post-secondary institutions and programs. In June 2017, NACIQI renewed its recognition of Middle States for six months and required Middle States to demonstrate compliance with certain requirements. NACIQI reviewed Middle States at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. NACIQI also reviewed the Higher Learning Commission ("HLC") at its February 2018 meeting and recommended that the Secretary of Education extend its recognition for five years. On July 29, 2020, NACIQI held a meeting to review compliance by HLC with Department of Education requirements for recognized accrediting agencies. On October 26, 2020, a Senior Department Official ("SDO") found HLC non-compliant, in part. While the SDO required that HLC submit periodic reporting for twelve months, the SDO did not restrict HLC's scope of accreditation or ability to accredit new institutions. HLC did not appeal the Secretary’s decision. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors or have other adverse consequences.
If either Strayer University or Capella University fails to maintain any of its state authorizations, the University would lose its ability to operate in that state and to participate in Title IV programs there.
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
Capella University is registered as a private institution with the Minnesota Office of Higher Education, as required for most post-secondary private institutions that grant degrees at the associate level or above in Minnesota and as required by the Higher Education Act to participate in Title IV programs. The loss of state authorization would, among other things, limit Capella University’s ability to operate in that state, render Capella University ineligible to participate in Title IV programs, and could have a material adverse effect on our business. Capella is also registered in Florida, and registered in Colorado, Georgia and Tennessee for purposes of operating campus centers, and loss of authorization in any of those states could render Capella University ineligible to operate current campus centers or any that may open in the future.
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
Strayer University and Capella University participate in the State Authorization Reciprocity Agreement (“SARA”), which originated after the 2016 rulemaking and allows the Universities to enroll students in distance education programs in each SARA member state. Each of the Universities applies separately to non-SARA member states (i.e., California) for authorization to enroll students, if such authorization is required by the state. If Strayer University or Capella University failed to comply with the requirements to participate in SARA or state licensing or authorization requirements to provide distance education in a non-SARA state, the University could lose its ability to participate in SARA or may be subject to the loss of state licensure or authorization to provide distance education in that non-SARA state, respectively.
On November 1, 2019, the Department released final regulations on accreditation and state authorization of distance education, which became effective July 1, 2020. The rules maintain the requirement from the 2016 rule that institutions offering post-secondary education through distance education or correspondence courses to students located in a state in which the institution is not located must meet state requirements in that state or participate in a state authorization reciprocity agreement. In addition, an institution must make disclosures readily available to enrolled and prospective students regarding whether programs leading to professional licensure or certification meet state educational requirements, and provide a direct disclosure to students in writing if the program leading to professional licensure or certification does not meet state educational requirements in the state in which the student is located, or if no determination for such state has been made by the institution.
If either Strayer University or Capella University fails to obtain recertification by the Department of Education when required, that University would lose its ability to participate in Title IV programs.
An institution generally must seek recertification from the Department of Education at least every six years and possibly more frequently depending on various factors, such as whether it is provisionally certified. The Department of Education may also review an institution’s continued eligibility and certification to participate in Title IV programs, or scope of eligibility and certification, in the event the institution undergoes a change in ownership resulting in a change of control or expands its activities in certain ways, such as the addition of certain types of new programs, or, in certain cases, changes to the academic credentials that it offers. In certain circumstances, the Department of Education must provisionally certify an institution. The Department of Education may withdraw either University’s certification if the Department determines that the University is not fulfilling material requirements for continued participation in Title IV programs. If the Department of Education does not renew or withdraws either University’s certification to participate in Title IV programs, its students would no longer be able to receive Title IV program funds. Such a loss would have a material adverse effect on our business.
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

Student loan defaults in the U.S. could result in the loss of eligibility to participate in Title IV programs.
In general, under the Higher Education Act, an educational institution may lose its eligibility to participate in some or all Title IV programs if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the second federal fiscal year following that fiscal year. Institutions with a cohort default rate equal to or greater than 15% for any of the three most recent fiscal years for which data are available are subject to a 30-day delayed disbursement period for first-year, first-time borrowers. While its cohort default rate for 2017 was 11.3%, Strayer University voluntarily delays disbursement of Direct Loans in this manner. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%.
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
The global spread of COVID-19 has created significant economic uncertainty and disrupted large portions of the economy. The pandemic and the preventative measures taken to contain the pandemic have caused a substantial increase in unemployment and has had and may continue to have adverse economic consequences. Such conditions could result in an increase in the number of borrowers defaulting on their student loans, including among our graduates.
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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, Strayer University derived approximately 82.4% of its cash-basis revenues from these programs in 2019. Capella University derived approximately 75.8% of its cash-basis revenues from Title IV program funds in 2019. Our Universities’ computations for 2020 have not yet been finalized and audited; however, we believe each University will remain in compliance with the 90/10 Rule requirement. Certain members of Congress have proposed to revise the 90/10 Rule to count tuition assistance provided by the Department of Defense and veterans education benefits, along with Title IV revenue, toward the 90% limit and to reduce the limit to 85% of total revenue. Such proposals could make it difficult for the Universities to comply with the 90/10 rule. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
The failure by Strayer University or Capella University to comply with the Department of Education’s incentive compensation rules could result in sanctions and other liability.
If one of the Universities pays a bonus, commission, or other incentive payment in violation of applicable Department of Education rules or if the Department of Education or other third parties interpret a University’s compensation practices as noncompliant, the University could be subject to sanctions or other liability. Such penalties could have a material adverse effect on our business.
The failure by Strayer University or Capella University to comply with the Department of Education’s misrepresentation rules could result in sanctions and other liability.
The Higher Education Act prohibits an institution that participates in Title IV programs from engaging in “substantial misrepresentation” of the nature of its educational program, its financial charges, or the employability of its graduates. Final regulations that defined misrepresentation to include “any statement that has the likelihood or tendency to mislead under the circumstances” and “any statement that omits information in such a way as to make the statement false, erroneous, or misleading” were scheduled to take effect July 1, 2017 but, after a series of delays, became effective October 16, 2018. On August 30, 2019, the Department released final Borrower Defense to Repayment regulations that included a new definition of

“misrepresentation,” which became effective July 1, 2020. The final rule defines a “misrepresentation” as: a statement, act, or omission by an eligible school to a borrower (a) that is false, misleading, or deceptive, (b) that was made with knowledge of its false, misleading, or deceptive nature or with a reckless disregard for the truth, and (c) that directly and clearly relates to either (1) enrollment or continuing enrollment at the institution or (2) the provision of educational services for which the loan was made.
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
The failure by Strayer University or Capella University to comply with the Department of Education’s credit hour or direct assessment rules could result in sanctions and other liability.
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
The failure by Strayer University or Capella University to comply with the Clery Act or Title IX could result in sanctions and other liability.
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
On May 6, 2020, the Department of Education published final rules related to implementation of Title IX, which prohibits discrimination on the basis of sex in education programs that receive funding from the federal government. The final rules define what constitutes sexual harassment for purposes of Title IX in the administrative enforcement context, describe what actions trigger an institution’s obligation to respond to incidents of alleged sexual harassment, and specify how an institution must respond to allegations of sexual harassment. Among other things, the new rules include a requirement for live hearings on Title IX sexual harassment claims, which includes direct and cross-examination of parties, university-provided advisors (in the event a student or party does not provide an advisor), rulings on questions of relevance by decision-makers, and the creation and maintenance of a record of the live hearing proceedings. The final rule became effective August 14, 2020. Failure to comply with these final rules and the resulting sanctions could have a material adverse effect on our business.
Strayer University and Capella University are subject to sanctions if they fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.
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

Investigations, legislative and regulatory developments, and general credit market conditions related to the student loan industry may result in fewer lenders and loan products and increased regulatory burdens and costs in the U.S.
The Higher Education Act regulates relationships between lenders to students and post-secondary education institutions. In 2009, the Department of Education promulgated regulations that address these relationships, and state legislators have also passed or may be considering legislation related to relationships between lenders and institutions. In addition, new procedures introduced and recommendations made by the CFPB create uncertainty about whether Congress will impose new burdens on private student lenders. These developments, as well as legislative and regulatory changes, such as those relating to gainful employment and repayment rates, creating uncertainty in the industry, and general credit market conditions may cause some lenders to decide not to provide certain loan products and may impose increased administrative and regulatory costs. Such actions could reduce demand for and/or availability of private education loans, decrease Strayer University’s or Capella University’s non-Title IV revenue, and thereby increase Strayer University’s or Capella University’s 90/10 ratio, and have a material adverse effect on our business.
We rely on one or more third parties for software and services necessary to administer Strayer University's and Capella University's participation in Title IV programs and failure of such a third party to provide compliant software and services, or by us in our use of the software, could cause Strayer University or Capella University to lose eligibility to participate in Title IV programs.
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
Our business could be harmed if Strayer University or Capella University experience a disruption in their ability to process student loans under the Federal Direct Loan Program.
Each of Strayer University and Capella University collected the majority of its fiscal year 2020 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Any processing disruptions by the Department of Education may affect our students’ ability to obtain student loans on a timely basis. If either of the Universities experiences a disruption in its ability to process student loans through the Federal Direct Loan Program, either because of administrative challenges on the part of the University or the inability of the Department of Education to process the volume of direct loans on a timely basis, our business, financial condition, results of operations, and cash flows could be adversely and materially affected.
Our business could be harmed if Congress makes changes to the availability of Title IV funds.
Each of Strayer University and Capella University collected the majority of its fiscal year 2020 total consolidated net revenue from receipt of Title IV financial aid program funds, principally from federal student loans under the Federal Direct Loan Program. Changes in the availability of these funds or a reduction in the amount of funds disbursed may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows. Congress eliminated further federal direct subsidized loans for graduate and professional students as of July 1, 2012. On August 9, 2013, Congress passed legislation that ties interest rates on Title IV loans to the rate paid on U.S. Treasury bonds. Interest rates are set every July 1st for loans taken out from July 1st to June 30th of the following year. In July 2012 Congress reduced eligibility for Pell Grants from 18 semesters to 12 semesters. To date, these changes have not had a material impact on our business, but future changes in the availability of Title IV funds could affect students’ ability to fund their education and thus may have a material adverse effect on our enrollment, financial condition, results of operations, and cash flows.
As enforcement of laws related to the accessibility of technology continues to evolve in the U.S., information technology development costs and compliance risks could increase.
Strayer University’s and Capella University’s online education programs are made available to students through personal computers and other technological devices. For each of these programs, the curriculum makes use of a combination of graphics, pictures, videos, animations, sounds, and interactive content. Federal agencies, including the Department of Education and the Department of Justice, have considered or are considering how electronic and information technology should be made accessible to persons with disabilities. For example, Section 504 of the Rehabilitation Act of 1973 ("Section 504"), prohibits discrimination against a person with a disability by any organization that receives federal financial assistance. The Americans with Disabilities Act (“ADA”) prohibits discrimination based on disability in several areas, including public accommodations. In 2010, the Department of Education’s Office for Civil Rights, which enforces Section 504, together with the Department of Justice, which enforces the ADA, asserted that requiring the use of technology in a classroom environment when such technology is inaccessible to individuals with disabilities violates Section 504 and the ADA, unless those individuals are provided accommodations or modifications that permit them to receive all the educational benefits provided by the technology in an equally effective and integrated manner. In recent years, the Department of Education’s Office of Civil Rights and third parties have brought enforcement actions against institutions related to website accessibility of online course material. If Strayer University or Capella University is found to have violated Section 504 or the ADA, it may be required to modify existing content and functionality of its online classroom or other uses of technology, including through adoption of specific technical standards. As a result of such enforcement action, or as a result of new laws and regulations that require greater accessibility, Strayer University or Capella University may have to modify its online classrooms and other uses of technology to satisfy applicable requirements at potentially substantial cost. As with all nondiscrimination laws that apply to recipients of federal financial assistance, an institution may lose access to certain federal financial assistance if it does not comply with Section 504 requirements. In addition, private parties may file or threaten to file lawsuits alleging failure to comply with laws that prohibit discrimination on the basis of disability, such as Section 504 and the ADA, and defending against and resolving such actions may require Strayer University or Capella University to incur costs of litigation and costs to modify its online classrooms and other uses of technology.
Risks Related to Our Business
Our enrollment rate is uncertain, and we may not be able to assess our future enrollments effectively.
Our ability to grow enrollment depends on a number of factors, including macroeconomic factors like unemployment and the resulting lower confidence in job prospects, and many of the regulatory risks discussed above. Our enrollment in 2021 will be affected by legislative uncertainty and regulatory activity in the U.S., and macroeconomic conditions globally. It is likely that legislative, regulatory, and economic uncertainties will continue for the foreseeable future, and thus it is difficult to assess our long-term growth prospects. Since 2013, we have selectively closed physical locations of Strayer University to align our resources in keeping with the increasing preference of our current students for online course delivery. Although we plan to continue investing selectively in new campus facilities, and to pursue other growth opportunities in the future, there can be no assurance as to what our growth rate will be or as to the steps we may need to take to adapt to the changing regulatory, legislative, and economic conditions.
Adding new locations, programs, and services is dependent on our forecast of the demand for those locations, programs, and services and on regulatory approvals.
Adding new locations, programs, and services require us to expend significant resources, including making human capital and financial capital investments, incurring marketing expenses, and reallocating other resources. To open a new location, we are required to obtain appropriate federal, state, and accrediting agency approvals, which may be conditioned, delayed, or halted in a manner that could significantly affect our growth plans. We cannot assure investors that we will open new locations or add new programs or services in the future, or that any new locations, programs or services will be successful.
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
Our success depends in part on our ability to update and expand the content of our academic programs, develop new programs in a cost-effective manner, and meet students’ needs in a timely manner. Prospective employers of our graduates increasingly demand that their employees possess appropriate technological and other skills. The update and expansion of our existing programs and the development of new programs may not be received favorably by students, prospective employers, or the online education market. If we cannot respond to changes in industry requirements, our business may be adversely affected. Even if we are able to develop acceptable new programs, we may not be able to introduce these new programs at all, or as quickly as students require, due to regulatory constraints or as quickly as our competitors introduce competing new programs.
Our financial performance depends in part on our ability to continue to increase awareness of the academic programs we offer among working adult students.

Awareness of the academic programs we offer among working adult students in the U.S. is critical to the continued acceptance and growth of our programs. Our inability to increase awareness of the programs we offer through effective marketing and advertising could limit our enrollments and negatively affect our business. The following are some of the factors that could prevent us from successfully marketing our programs:
•the emergence of more successful competitors;
•customer dissatisfaction with our services and programs;
•performance problems with our online systems; and
•our failure to maintain or expand our brand or other factors related to our marketing.
Congressional and other governmental activities in the U.S. could damage the reputation of Strayer University or Capella University and limit our ability to attract and retain students.
In recent years, Congress increased its focus on proprietary educational institutions, including administration of Title IV programs, military tuition assistance, veterans education benefits, and other federal programs. During a prior Administration, the Department of Education indicated to Congress that it intended to increase its regulation of and attention to proprietary educational institutions, and the Government Accountability Office released several reports of investigations into proprietary educational institutions. Several state Attorneys General have also undertaken extensive investigations of proprietary educational institutions. These and other governmental activities, including new regulations on program integrity and gainful employment, even if resulting in no adverse findings or actions against Strayer University or Capella University, singly or cumulatively could affect public perception of proprietary higher education, damage the reputation of Strayer University or Capella University, and limit our ability to attract and retain students.
We face strong competition in the post-secondary education market.
Post-secondary education is highly competitive. We compete with traditional public and private two-year and four-year colleges, other for-profit schools, vocational education organizations, and alternatives to higher education, such as employment and military service. Public colleges may offer programs similar to those of our Universities without tuition or at a lower tuition level as a result of government subsidies (including various "free college" programs), government and foundation grants, tax-deductible contributions, and other financial sources not available to proprietary institutions. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we do. In the United States, Congress, the Department of Education, and other agencies have required increasing disclosure of information to consumers. While we believe that our Universities provide valuable education to their students, we may not always accurately predict the drivers of a student or potential students’ decisions to choose among the range of educational and other options available to them. This strong competition could adversely affect our business.
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
Our business is subject to seasonal fluctuations, which cause our operating results to fluctuate from quarter to quarter. This fluctuation may result in volatility or have an adverse effect on the market price of our common stock. We experience, and expect to continue to experience, seasonal fluctuations in our revenue. Historically, our quarterly revenues and income from U.S. operations have been lowest in the third quarter (July through September) because fewer students are enrolled during the summer months. ANZ's quarterly revenues and income from operations have been lowest in the first quarter (January through March) because fewer students are enrolled during the summer season in Australia and New Zealand. We also incur significant expenses in the third quarter in preparing for our peak enrollment in the U.S. in the fourth quarter (October through December), including investing in online and campus infrastructure necessary to support increased usage. These investments result in fluctuations in our operating results which could result in volatility or have an adverse effect on the market price of our common stock. In addition, the online education market is a rapidly evolving market, and we may not be able to forecast accurately future enrollment growth and revenues.

Regulatory requirements in the U.S. may make it more difficult to acquire us.
A change in ownership resulting in a change of control of Strayer University or Capella University (or of the Company) would trigger a requirement for recertification of the University (or the Universities) by the Department of Education for purposes of participation in federal student financial aid programs, a review of the University’s accreditation by its institutional accrediting agency, and reauthorization of the University (or the Universities) by certain state licensing and other regulatory agencies. If we or one of the Universities underwent a change of control that required approval by any state authority, any institutional accrediting agency, or any federal agency, and any required regulatory approval were significantly delayed, limited, or denied, there could be a material adverse effect on our ability to offer certain educational programs, award certain degrees, diplomas, or certificates, operate one or more of our locations, admit certain students or participate in Title IV programs, which in turn, could have a material adverse effect on our business. These factors may diminish the Company’s appeal as an acquisition target.
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
The Company has operations in the U.S., Australia, and New Zealand, and is subject to complex business, economic, legal, political, and foreign currency risks, which risks may be difficult to address adequately.
With the acquisition of the ANZ portfolio, the Company now operates institutions in three different countries, each of which is subject to complex business, economic, legal, political, tax and foreign currency risks. We may have difficulty managing and administering an internationally dispersed business, which may materially adversely after our business, financial condition and results of operation. Additional challenges associated with the international conduct of the business that may materially adversely affect our operating results include:
•each of our institutions is subject to unique regulatory schemes, business challenges, and competitive pressures;
•difficulty maintaining quality standards consistent with our brands and with local accreditation standards;
•fluctuations in exchange rates, possible currency devaluations, inflation and hyperinflation;
•compliance with a variety of domestic and foreign laws and regulations;
•political elections and changes in government policies; and
•limitations on the repatriation and investment of funds and foreign currency exchange restrictions.
The personal information that the Company collects may be vulnerable to breach, theft, or loss that could adversely affect our reputation and operations and is subject to privacy and data security laws which may impact operational efficiency
Possession and use of personal information in our operations subject us to risks and costs that could harm our business. The Universities collect, use, and retain large amounts of personal information regarding their students and their families, including social security numbers, tax return information, personal and family financial data, and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain vendors. Although we use security and business controls to limit access to and use of personal information, a third party may be able to circumvent those security and business controls, potentially resulting in a breach of student or employee privacy. In addition, errors in the storage, use, or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to various U.S. state and federal legislative and regulatory burdens that could, among other things, require notification of data breaches and restrict our use of personal information. The risk of hacking and cyber-attacks has increased, as has the sophistication of such attacks, including email phishing schemes targeting employees to give up their credentials. We cannot assure you that a breach, loss, or theft of personal information will not occur. A breach, theft, or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under U.S. state and federal privacy statutes and legal actions by state authorities and private litigants, any of which could have a material adverse effect on our business. For example, the California Consumer Privacy Act (“CCPA”), which provides consumers with rights related to their personal information, likely applies to the Company. Were the CCPA to apply and if we were out of compliance, we could be subject to significant civil penalties or private lawsuits brought by consumers. Moreover, certain of our operations involve the collection of personal information from individuals outside the U.S., which may render us subject to global privacy and data security laws. For example, the European Union General Data Protection Regulation (“GDPR”), Australia’s Federal Privacy Act and Australian Privacy Principles and New Zealand’s Privacy Act, may impact or restrict the manner in which the Company’s foreign subsidiaries are able to transfer and process personal information. Further, were a U.S. state regulator or a foreign regulator to find the Company out of compliance with applicable privacy laws or regulations, there is the potential for administrative, civil, or criminal liability with significant monetary penalties as well as reputational harm to the Company.
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
Integrating SEI and Capella Education Company (“CEC”), and the recently acquired Torrens University and related assets in Australia and New Zealand (“ANZ”) may be more difficult, costly or time consuming than expected, and the combined company may not realize all of the anticipated benefits of the merger and acquisition.
The success of the Company will depend on, among other things, our ability to combine the businesses of SEI and CEC, and to integrate ANZ into SEI, in a manner that does not materially disrupt existing student relationships or adversely affect current revenues and investments in future growth. If the Company is not able to achieve these objectives, the anticipated benefits of the Merger and the acquisition of ANZ may not be realized fully or at all or may take longer to realize than expected.
The goodwill and indefinite-lived intangible assets recorded in connection with the Merger and the acquisition of ANZ could become impaired in the future.
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

Risks Related to the Pandemic
The current COVID-19 pandemic and other possible future public health emergencies may adversely affect our business, our future results of operations, and our overall financial performance.
The ongoing COVID-19 global pandemic has caused significant volatility and disruption to the domestic and global economy. Like many other companies, to comply with government mandates and to protect the safety and well-being of our students, faculty and staff, and the communities in which we live, we have instituted a remote work policy for the vast majority of our workforce, closed most physical campus locations, and moved our on-ground courses at Strayer University, which comprised less than 5% of total seat count, to online-only instruction. The transition to remote working involves many operational challenges and may adversely affect our ability to satisfy student needs. Remote working may increase the chance of successful cyber-attacks, including email phishing schemes targeting employees to give up their credentials. Preparing our offices in anticipation of a portion of our workforce returning to physical office locations also presents operational challenges as on-site staff adjust to new equipment, new protocols, and hybrid combinations of on-site and remote work.
The extent to which the COVID-19 pandemic and future public health emergencies will affect our business, operations and financial results is uncertain and will depend on numerous evolving factors that remain uncertain and are impossible to predict, including: the duration and scope of the pandemic; the impact on economic activity from the pandemic and actions taken in response, including those of governmental entities; the impact of the pandemic and the government response thereto on our employees, students, and business partners, including any suspensions or terminations of employer tuition reimbursement programs; our ability to operate and provide our services with employees working remotely and/or closures of our campus locations; potential exposure to claims for liability arising out of employees or students who may contract the virus; and the ability of our students to continue their education notwithstanding the pandemic.
COVID-19 related regulatory and legislative changes may contain ambiguous provisions that could result in penalties in case of institutional noncompliance.
The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, the Consolidated Appropriations Act of 2021, and subsequent guidance from the Department of Education create several changes with regard to the administration of federal financial assistance programs. All of these changes include several ambiguities that make compliance difficult. In case of noncompliance, the Universities may face administrative sanctions, including penalties, Title IV program participation restrictions, debarment, and liabilities under applicable law, such as the False Claims Act, any of which could have a material adverse effect on our business.
We are unable to predict whether Congress or the Department of Education plan to implement further changes related to federal financial assistance programs as a result of the COVID-19 pandemic.
Item 1B.    Unresolved Staff Comments
There are no SEC staff comments on our periodic SEC reports which are unresolved.
Item 2.    Properties
Except for five campus facilities which we own, our Strayer University, Capella University, and Australia/New Zealand campus and administrative facilities are leased. The Company’s corporate headquarters is located at 2303 Dulles Station Blvd., Herndon, VA 20171. Our primary location in Minneapolis, also the headquarters for Capella University, is located at 225 South 6th Street, Minneapolis, MN 55402. The headquarters and main campus of Strayer University is located at 1133 15th Street NW, Washington, D.C. 20005. The headquarters of ANZ is located at Level 24, 680 George Street, Sydney, NSW, 2000 in Australia.
We evaluate current utilization of our facilities and anticipated enrollment to determine facility needs. In 2020, we opened three new Strayer University campuses. New locations in the U.S. continue to incorporate a new smaller cost-efficient design intended to service a student body that values a brick and mortar presence, even while taking an increasing number of their courses online.
Our leases generally range from five to ten years with one to two renewal options for extended terms. As of December 31, 2020, the Company leased approximately 90 campus and administrative facilities in the United States consisting of approximately 1.4 million square feet. In 2020, we reduced our leased facility footprint by approximately 115,000 square feet, primarily due to lease terms expiring and by reducing the size of existing campuses at the time of lease renewal. The facilities that we own consist of approximately 110,000 square feet.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “STRA.” As of January 29, 2021, there were 24,408,808 shares of common stock outstanding, and approximately 104 holders of record.
In 2019 and 2020, our Board of Directors approved the following dividend payments per common shares:

	2019	2020
First Quarter	$0.50	$0.60
Second Quarter	$0.50	$0.60
Third Quarter	$0.50	$0.60
Fourth Quarter	$0.60	$0.60
Whether to declare dividends and the amount of dividends to be paid in the future will be reviewed periodically by our Board of Directors in light of our earnings, cash flow, financial condition, capital needs, investment opportunities, and regulatory considerations. There is no requirement or assurance that common dividends will be paid in the future.
Peer Group Performance Graph
The following performance graph compares the cumulative stockholder return on our common stock since December 31, 2015 with The NASDAQ Stock Market (U.S.) Index and a self-determined peer group consisting of Adtalem Global Education, Inc. (ATGE), Chegg, Inc. (CHGG), Graham Holdings Company (GHC), Grand Canyon Education, Inc. (LOPE), Houghton Mifflin Harcourt Company (HMHC), Stride Inc. (LRN), Laureate Education, Inc. (LAUR), Pearson PLC (PSO), Perdoceo Education Corporation (PRDO), and Zovio, Inc. (ZVO). The peer group no longer includes American Public Education, Inc. K12, Inc. is still included in the peer group but under its new name Stride, Inc. At present, there is no comparative index for the education industry. This graph is not deemed to be “soliciting material” or to be filed with the SEC or subject to the SEC’s proxy rules or to the liabilities of Section 18 of the Securities Exchange Act, and the graph shall not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Securities Exchange Act.

Comparison of 60 Month Cumulative Total Return*
Among Strategic Education, Inc.
The NASDAQ Stock Market (U.S.) Index and a Peer Group

350
300
250
200
150
100
50
-
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
Strategic Education, Inc.
Peer Group
NASDAQ Composite Index

Name	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Strategic Education, Inc.	100	134	149	189	264	159
NASDAQ Stock Market (U.S.)	100	108	138	133	179	257
Peer Group	100	141	170	205	221	290
__________________________________________________________
*The comparison assumes $100 was invested on December 31, 2015 in our common stock, the NASDAQ Stock Market (U.S.) Index, and the peer companies selected by us.
There were no sales by us of unregistered securities during the year ended December 31, 2020.
Stock Repurchase Program
In November 2003, our Board of Directors authorized us to repurchase shares of common stock in open market purchases from time to time at the discretion of our management, depending on market conditions and other corporate considerations. Our Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2020, $250 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2021. All of our share repurchases have been effected in compliance with Rule 10b-18 under the Exchange Act. Some repurchases have been made in accordance with a share repurchase plan adopted by us under Rule 10b5-1 under the Exchange Act. Our share repurchase program may be modified, suspended, or terminated at any time by us without notice.

A summary of our open market share repurchases since the inception of the plan is as follows:

	Total number of shares repurchased	Average dollar price paid per share	Cost of share repurchases (millions)
2003	32,350	$99.57	$3.2
2004	346,444	106.13	36.8
2005	410,071	92.59	38.0
2006	349,066	100.39	35.0
2007	260,818	146.05	38.1
2008	603,382	180.86	109.1
2009	451,613	177.34	80.1
2010	687,340	168.06	115.5
2011	1,581,444	128.15	202.7
2012	484,841	51.56	25.0
2013	495,085	50.49	25.0
2014	—	—	—
2015	—	—	—
2016	—	—	—
2017	—	—	—
2018	—	—	—
2019	—	—	—
2020	1,769	139.78	0.2
Total	5,704,223	$124.25	$708.7
During the three months ended March 31, 2020, we invested $0.2 million to repurchase shares of common stock under our repurchase program. We did not make any open market share repurchases in 2014 through 2019 or in the remainder of 2020. In 2020, we withheld 39,323 shares of restricted stock, at an average price per share of $161.88 and in 2019, we withheld 37,596 shares of restricted stock, at an average price per share of $154.06, to satisfy tax obligations related to restricted stock awards.
Item 6.    Selected Financial Data
The following table sets forth, for the periods and at the dates indicated, selected consolidated financial and operating data. The financial information has been derived from our consolidated financial statements. Our results of operations include the results of ANZ and CEC from November 3, 2020 and August 1, 2018, respectively, and prior periods do not include the financial results of ANZ and CEC prior to November 3, 2020 and August 1, 2018, respectively. The information set forth below is qualified by reference to and should be read in conjunction with our consolidated financial statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information included elsewhere or incorporated by reference in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2017	2018	2019	2020
	(Dollar and share amounts in thousands, except per share data)
Income Statement Data:
Revenues	$441,088	$454,851	$634,185	$997,137	$1,027,653
Costs and expenses:
Instructional and support costs	259,931	268,943	371,542	530,604	532,661
General and administration	126,898	129,332	194,035	272,411	295,231
Amortization of intangible assets	—	—	25,694	61,667	64,225
Merger and integration costs	—	11,879	45,745	21,923	13,770
Restructuring costs	—	—	—	—	12,382
Fair value adjustments and impairment of intangible assets	(3,213)	(7,512)	19,909	—	—
Total costs and expenses	383,616	402,642	656,925	886,605	918,269
Income (loss) from operations	57,472	52,209	(22,740)	110,532	109,384
Other income (expense)	(180)	437	3,601	13,192	4,573
Income (loss) before income taxes	57,292	52,646	(19,139)	123,724	113,957
Provision (benefit) for income taxes	22,490	32,034	(3,468)	42,586	27,689
Net income (loss)	$34,802	$20,612	$(15,671)	$81,138	$86,268
Net income (loss) per share:
Basic	$3.28	$1.93	$(1.03)	$3.73	$3.81
Diluted	$3.21	$1.84	$(1.03)	$3.67	$3.77
Weighted average shares outstanding:
Basic	10,610	10,678	15,190	21,725	22,633
Diluted(a)	10,845	11,199	15,190	22,097	22,860
Other Data:
Depreciation and amortization	$17,817	$18,733	$54,543	$104,861	$109,154
Stock-based compensation expense	$10,767	$11,627	$15,532	$12,160	$14,610
Capital expenditures	$13,161	$18,051	$27,547	$38,689	$46,812
Cash dividends per common share (paid)	$—	$1.00	$1.50	$2.10	$2.40
Average enrollment(b)	40,260	42,748	62,196	90,597	95,889
Strayer University Campuses(c)	74	71	72	77	64
Full-time employees(d)	1,542	1,389	3,017	3,076	3,679

	At December 31,
	2016	2017	2018	2019	2020
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$129,245	$155,933	$386,531	$491,200	$225,336
Working capital(e)	100,704	121,282	295,230	367,346	86,070
Total assets	298,696	321,278	1,661,029	1,789,408	2,295,807
Long-term debt	—	—	—	—	141,823
Other long-term liabilities	50,483	43,015	110,674	169,950	205,613
Total liabilities	110,322	112,081	235,805	326,698	547,488
Total stockholders’ equity	188,374	209,197	1,425,224	1,462,710	1,748,319
__________________________________________________________________________
(a)Diluted weighted average shares outstanding include common shares issued and outstanding, and the dilutive impact of restricted stock, restricted stock units, and outstanding stock options using the Treasury Stock Method.
(b)Reflects average student enrollment for Strayer University for the four academic terms for each year indicated, for Capella University since August 1, 2018, and for ANZ since November 3, 2020.
(c)Reflects number of Strayer University campuses offering classes as of December 31 of each year indicated.
(d)Reflects full-time employees, including full-time faculty, as of December 31 of each year indicated.
(e)Working capital is calculated by subtracting current liabilities from current assets.

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
Background and Overview
Strategic Education, Inc. (“SEI,” “we”, “us” or “our”) is an education services company that seeks to provide the most direct path between learning and employment through campus-based and online post-secondary education offerings and through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries Strayer University and Capella University, both accredited post-secondary institutions of higher education located in the United States, as well as Torrens University, an accredited post-secondary institution of higher education located in Australia. Our operations also include certain non-degree programs, mainly focused on software and application development, and other vocational and training programs in a variety of fields.
Company Response to COVID-19
The ongoing COVID-19 pandemic has caused significant volatility and disruption to the global economy. SEI took early action to protect the health and well-being of our students and employees in accordance with government mandates and informed by guidance from the Centers for Disease Control and Prevention. Specifically, we instituted a work-from-home policy for the vast majority of our workforce, closed physical campus locations, moved our on-ground courses at Strayer University online, postponed large events such as graduation ceremonies, and prohibited non-essential employee travel.
We are taking measures to provide financial relief to our students and employer partners negatively affected by the COVID-19 crisis. Measures include payment flexibility, scholarship opportunities, and other pricing relief. We expect that these measures will enable more students to continue pursuing their education during and after the COVID-19 crisis. In addition, we paused planned 2020 new campus expansion for campus projects that had not yet started, although we completed or executed leases on roughly half of the originally planned eight to twelve new campuses for 2020. In the third quarter of 2020, we began implementing a restructuring plan that includes both voluntary and involuntary employee terminations in an effort to reduce ongoing operating costs to align with changes in enrollment. The headcount reductions are expected to result in a 5% decrease to SEI's total workforce. This restructuring also includes the closure of underutilized campus and corporate office space. Of the planned campus closures, the majority have an alternative location within relative proximity to support students as campus interactions are needed.
As the pandemic has continued, we have seen deterioration in overall demand, which has impacted our total enrollment results for the third and fourth quarters. The weakness has been most pronounced at Strayer University, where total enrollments for the third and fourth quarters declined 1% and 9%, respectively. While it is not possible to predict the magnitude or persistence of this deterioration, enrollment weakness that started in 2010, following the recession in 2008, impacted Strayer University's student enrollment for several quarters. Enrollment at Capella University and Torrens University also has been impacted by the pandemic, though not as severely as at Strayer University. As a result of the near-term enrollment trends we have enhanced our cost management efforts to offset lower than expected revenue, and these efforts may continue in 2021.
We believe our current financial position and expected operating results, and ability to further control costs are sufficient to support the ongoing operation of SEI in a manner that protects the health and well-being of our employees, students, and partners.
Acquisition of Torrens University and related assets in Australia and New Zealand
On November 3, 2020, we completed the acquisition of Torrens University and related assets in Australia and New Zealand ("ANZ"), pursuant to the sale and purchase agreement dated July 29, 2020 (the "Purchase Agreement"). ANZ includes Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to over 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design. We believe ANZ represents an attractive portfolio of institutions with a similar focus on innovation, academic outcomes, improved affordability and career advancement as us. We also believe that ANZ provides an attractive platform for future growth, driven by Australia’s status as an attractive destination for international students, as well as the potential to use ANZ as a platform for expansion across the ASEAN region.

Pursuant to the Purchase Agreement, the aggregate consideration paid was approximately $658.4 million in cash, which reflected the original agreed upon purchase price of $642.7 million, plus a $15.7 million adjustment reflecting an estimated $11.0 million of net cash at close, and an estimated $4.7 million related to higher net working capital. These estimated adjustments are subject to a final true-up of net cash and net working capital, based on the actual closing accounts to be finalized by both parties. The aggregate consideration paid in the transaction was funded using cash on hand and borrowings under our revolving credit facility.
Our financial results for any periods ended prior to November 3, 2020 do not include the financial results of ANZ and are therefore not directly comparable. In 2019, ANZ's revenues were $191.1 million, and its income from continuing operations was $3.8 million.
During the year ended December 31, 2020, we incurred $7.7 million in expenses related to this acquisition, primarily related to legal, financial, and accounting support services.
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
During the years ended December 31, 2020 and 2019, we incurred $6.1 million and $21.9 million, respectively, in expenses related to the CEC merger, primarily attributable to financial advisory fees, consulting costs, legal fees, personnel, and other integration costs.
During the fourth quarter of 2020, following the acquisition of ANZ, the Company revised its reportable segments to add ANZ to conform to the current period presentation. As of December 31, 2020, SEI had the following reportable segments:
Strayer University Segment
•Strayer University is an institution of higher learning that offers undergraduate and graduate degree programs in business administration, accounting, information technology, education, health services administration, public administration, and criminal justice at 64 physical campuses, predominantly located in the eastern United States, and online. Strayer University is accredited by the Middle States Commission on Higher Education (hereinafter referred to as “Middle States” or “Middle States Commission”), an institutional collegiate accrediting agency recognized by the Department of Education. By offering its programs both online and in physical classrooms, Strayer University provides its working adult students flexibility and convenience.
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
•In 2020, Strayer University's average total enrollment increased 2% to 52,167 students compared to 51,395 students in 2019. Student enrollment at Strayer University is more volatile in the current economic environment due to Strayer’s mostly undergraduate student mix, which includes many first-time college students. In the first quarter of 2020, Strayer University adopted a new enrollment reporting census date, which occurs approximately two weeks following the start of the academic term. Previously the Strayer University enrollment census date coincided with the end of the University’s “drop-add” period, approximately one week following the start of the academic term. The new census date is consistent with the approach employed by Capella University. All historical enrollment data included in this Form 10-K has been revised using the new census date. Year-over-year percentage change in enrollment for the new census date does not differ significantly from the prior approach.
Capella University Segment
•Capella University is an online post-secondary education company that offers a variety of doctoral, master’s and bachelor’s degree programs, primarily for working adults, in the following primary disciplines: public service leadership, nursing and health sciences, social and behavioral sciences, business and technology, education, and undergraduate studies. Capella University focuses on master's and doctoral degrees, with approximately 70% of its students enrolled in a master’s or doctoral degree program. Capella University's academic offerings are built with competency-based curricula and are delivered in an online format that is convenient and flexible. Capella University designs its offerings to help working adult students develop specific competencies they can apply in their workplace. Capella University is accredited by the Higher Learning Commission, an institutional collegiate accrediting agency recognized by the Department of Education.
•Sophia Learning is an innovative company which leverages technology and high quality academic content to provide self-paced online courses recommended by the American Council on Education for college credit.
•In 2020, Capella University's average total enrollment increased 3% to 40,471 students compared to 39,203 students in 2019. In the first quarter of 2020, Capella University consolidated two different enrollment reporting census dates into a single date, which occurs approximately two weeks following the start of the academic term. All historical enrollment data included in this Form 10-K has been revised using the new census date. Year-over-year percentage change in enrollment for the new census date does not differ significantly from the prior approach.
Australia/New Zealand Segment
•Torrens University is the only investor-funded University in Australia. Torrens University offers undergraduate and graduate courses primarily in five fields of study: business, design and creative technology, health, hospitality, and education. Courses are offered both online and on physical campuses. Torrens University is registered with the Tertiary Education Quality and Standards Agency ("TEQSA"), the regulator for higher education providers and universities throughout Australia, as an Australian University that is authorized to self-accredit its courses.
•Think Education is a vocational registered training organization and accredited higher education provider in Australia. Think Education delivers education at several campuses in Sydney, Melbourne, Brisbane, and Adelaide as well as through online study. Think Education and its colleges are accredited in Australia by the TEQSA and the Australian Skills Quality Authority, the regulator for vocational education and training organizations that operate in Australia.
•Media Design School is a private tertiary institution for creative and technology qualifications in New Zealand. Media Design School offers industry-endorsed courses in 3D animation and visual effects, game art, game programming, graphic and motion design, digital media artificial intelligence, and creative advertising. Media Design School is accredited in New Zealand by the New Zealand Qualifications Authority, responsible for the quality assurance of non-university tertiary training providers.
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
Revenue recognition — Like many traditional institutions in the United States, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within one calendar year. Approximately 96% of our revenues during the year ended December 31, 2020 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the Universities and the schools offering non-degree programs provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The Universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
Students at Strayer University and Capella University finance their education in a variety of ways, and historically about three quarters of our students have participated in one or more financial aid program provided through Title IV of the Higher Education Act. In addition, many of our working adult students finance their own education or receive full or partial tuition reimbursement from their employers. Those students who are veterans or active duty military personnel have access to various additional government-funded educational benefit programs.
In Australia, domestic students attending an ANZ institution finance their education themselves or by taking a loan through the government’s Higher Education Loan Program or Vocational Student Loan Program. In New Zealand, domestic students may utilize government loans to fund tuition, and in addition may be eligible for a period of ‘fees free’ study funded by the government. International students attending an ANZ institution are not eligible for funding from the Australian or New Zealand government.
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
If a student withdraws from a course prior to completion, a portion of the tuition may be refundable depending on when the withdrawal occurs. We use the student’s withdrawal date or last date of attendance for this purpose. Our specific refund policies vary across the Universities and non-degree programs. For students attending Strayer University, our refund policy typically permits students who complete less than half of a course to receive a partial refund of tuition for that course. For students attending Capella University, our refund policy varies based on course format. GuidedPath students are allowed a 100% refund through the first five days of the course, a 75% refund from six to twelve days, and 0% refund for the remainder of the period. FlexPath students receive a 100% refund through the 12th calendar day of the course for their first billing session only and a 0% refund after that date and for all subsequent billing sessions. For domestic students attending an ANZ institution, refunds are typically provided to students that withdraw within the first 20% of a course term. For international students attending an ANZ institution, refunds are provided to students that withdraw prior to the course commencement date. In limited circumstances refunds to student attending an ANZ institution may be granted after these cut-offs subject to an application for special consideration by the student and approval of that application by the institution. Refunds reduce the tuition revenue that otherwise would have been recognized for that student. Since the academic terms coincide with our financial reporting periods for most programs, nearly all refunds are processed and recorded in the same quarter as the corresponding revenue. For certain programs where courses may overlap a quarter-end date, the Company estimates a refund or withdrawal rate and does not recognize the related revenue until the uncertainty related to the refund is resolved. The portion of tuition revenue refundable to students may vary based on the student’s state of residence.
For students who withdraw from all their courses during the period of instruction, we reassess collectibility of tuition and fees for revenue recognition purposes. In addition, we cease revenue recognition when a student fully withdraws from all of his or her courses in the academic term. Tuition charges billed in accordance with our billing schedule may be greater than the pro rata revenue amount, but the additional amounts are not recognized as revenue unless they are collected in cash and the term is complete.
For U.S. students who receive funding under Title IV and withdraw, funds are subject to return provisions as defined by the Department of Education. The university is responsible for returning Title IV funds to the Department and then may seek payment from the withdrawn student of prorated tuition or other amounts charged to him or her. Loss of financial aid eligibility during an academic term is rare and would normally coincide with the student’s withdrawal from the institution. When a student withdraws from all of their courses, we consider it to be a contract modification and reassess collectibility at that time. As a result of this reassessment, we cease revenue recognition as our historical experience has shown that amounts outstanding for this group of students are not collectible. In Australia and New Zealand, government funding for eligible students is provided directly to the institution on an estimated basis annually. The amount of government funding provided is based on a course-by-course forecast of enrollments that the institution submits for the upcoming calendar year. Using the enrollment forecast provided as well as the requesting institution's historical enrollment trends, the government approves a fixed amount, which is then funded to the institution evenly on a monthly basis. Periodic reconciliation and true-ups are undertaken between the relevant government authority and the institution based on actual eligible enrollments, which may result in a net amount being due to or from the government.
Students at Strayer University registering in credit-bearing courses in any undergraduate program beginning in the summer 2013 term or graduate program beginning in the summer 2020 term (fiscal third quarter), and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of the University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s or master's degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by the University in the future. In response to the COVID-19 pandemic, Strayer University is temporarily allowing students to miss two consecutive terms without losing their Graduation Fund credits. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University's performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of December 31, 2020, we had deferred $53.3 million for estimated redemptions earned under the Graduation Fund, as compared to $49.6 million at December 31, 2019. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. During 2019 and 2020, our bad debt expense was 4.9% and 4.8% of revenue, respectively. A change in our allowance for credit losses of 1% of gross tuition receivable as of December 31, 2020 would have changed our income from operations by approximately $1.0 million.

Business combinations - We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, the purchase price be allocated to all tangible assets and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. The determination of the fair value of assets acquired and liabilities assumed requires many estimates and assumption with respect to the timing and amounts of cash flow projections, revenue growth rates, earnings before interest and taxes margins, student attrition rates, royalty rates, discount rates, and useful lives. These estimates are based on assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with corresponding offsets to goodwill. The Company applied the acquisition method of accounting to its merger with CEC in 2018 and its acquisition of ANZ in 2020. Refer to Note 3, Business Combinations, within the footnotes to the consolidated financial statements for additional information.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. We had significant additions to goodwill and tradename intangible assets related to our acquisitions of ANZ in 2020 and CEC in 2018.
Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. In 2020, we performed a qualitative impairment assessment, consistent with ASC 350, of goodwill and indefinite-lived intangible assets assigned to our reporting units to evaluate the recoverability of the related amounts. The qualitative factors considered included macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. No goodwill or indefinite-lived intangible asset impairments were recorded during the years ended December 31, 2019 or 2020.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the years ended December 31, 2019 or 2020.
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
Results of Operations
As discussed above, we completed our merger with CEC on August 1, 2018 and our acquisition of ANZ on November 3, 2020. Our results of operations include the results of CEC and the results of ANZ from their respective acquisition dates. Periods prior to August 1, 2018 do not include the financial results of CEC, and periods prior to November 3, 2020 do not include the financial results of ANZ. Accordingly, the financial results of each period presented are not directly comparable.
In 2020, we generated $1,027.7 million in revenue compared to $997.1 million in 2019. Our income from operations decreased to $109.4 million in 2020 compared to $110.5 million in 2019, principally due to the inclusion of ANZ, which generated a $13.3 million loss from operations following the acquisition as well as restructuring costs incurred in 2020, partially offset by a decrease in merger and integration related costs and an increase in Strayer University and Capella University revenue due to enrollment growth. Our net income in 2020 was $86.3 million compared to $81.1 million in 2019. Diluted earnings per share was $3.77 in 2020 compared to $3.67 in 2019.
In the accompanying analysis of financial information for 2020 and 2019, we use certain financial measures including Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:

•purchase accounting adjustments to record acquired contract liabilities at fair value as a result of the Company's merger with Capella Education Company in 2018 and the Company's acquisition of Torrens University and related assets in Australia and New Zealand in 2020,
•amortization and depreciation expense related to intangible assets and software assets acquired through the Company’s merger with Capella Education Company and the Company's acquisition of Torrens University and related assets in Australia and New Zealand,
•transaction and integration expenses associated with the Company’s merger with Capella Education Company, and the Company's acquisition of Torrens University and related assets in Australia and New Zealand,
•severance costs and right-of-use lease asset impairment charges associated with the Company's restructuring
•impairment charges for intangible assets related to the Company's acquisition of The New York Code and Design Academy,
•income from partnership and other investments that are not part of our core operations, and
•discrete tax adjustments related to stock-based compensation and other adjustments.
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
Adjusted income from operations was $211.1 million in 2020 compared to $194.1 million in 2019. Adjusted net income was $152.7 million in 2020 compared to $147.3 million in 2019, and adjusted diluted earnings per share was $6.68 in 2020 compared to $6.67 in 2019.
Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2020 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Contract liability adjustment(1)	Amortization of intangible assets(2)	Merger and integration costs(3)	Restructuring costs(4)	Impairment of intangible assets(5)	Income from other investments(6)	Tax adjustments(7)	As Adjusted (Non- GAAP)
Revenues	$1,027,653	$11,296	$—	$—	$—	$—	$—	$—	$1,038,949
Total costs and expenses	918,269	—	(64,225)	(13,770)	(12,382)	—	—	—	827,892
Income from operations	109,384	11,296	64,225	13,770	12,382	—	—	—	211,057
Operating margin	10.6%								20.3%
Income before income taxes	113,957	11,296	64,225	13,770	12,382	—	(2,094)	—	213,536
Net income	$86,268	$11,296	$64,225	$13,770	$12,382	$—	$(2,094)	$(33,141)	$152,706

Diluted earnings per share	$3.77								$6.68
Weighted average diluted shares outstanding	22,860								22,860

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2019 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Contract liability adjustment(1)	Amortization of intangible assets(2)	Merger and integration costs(3)	Restructuring costs(4)	Impairment of intangible assets(5)	Income from other investments(6)	Tax adjustments(7)	As Adjusted (Non- GAAP)
Revenues	$997,137	$—	$—	$—	$—	$—	$—	$—	$997,137
Total costs and expenses	886,605	—	(61,667)	(21,923)	—	—	—	—	803,015
Income from operations	110,532	—	61,667	21,923	—	—	—	—	194,122
Operating margin	11.1%								19.5%
Income before income taxes	123,724	—	61,667	21,923	—	—	(3,446)	—	203,868
Net income	$81,138	$—	$61,667	$21,923	$—	$—	$(3,446)	$(14,001)	$147,281

Diluted earnings per share	$3.67								$6.67
Weighted average diluted shares outstanding	22,097								22,097

Reconciliation of Reported to Adjusted Results of Operations for the year ended December 31, 2018 (in thousands, except per share data)

		Non-GAAP Adjustments
	As Reported (GAAP)	Contract liability adjustment(1)	Amortization of intangible assets(2)	Merger and integration costs(3)	Restructuring costs(4)	Impairment of intangible assets(5)	Income from other investments(6)	Tax adjustments(7)	As Adjusted (Non- GAAP)
Revenues	$634,185	$28,748	$—	$—	$—	$—	$—	$—	$662,933
Total costs and expenses	656,925	—	(25,694)	(45,745)	—	(19,909)	—	—	565,577
Income (loss) from operations	(22,740)	28,748	25,694	45,745	—	19,909	—	—	97,356
Operating margin	-3.6%								14.7%
Income (loss) before income taxes	(19,139)	28,748	25,694	45,745	—	19,909	—	—	100,957
Net income (loss)	$(15,671)	$28,748	$25,694	$45,745	$—	$19,909	$—	$(29,348)	$75,077

Diluted earnings (loss) per share	$(1.03)								$4.75
Weighted average diluted shares outstanding	15,190								15,801
___________________________________________________
(1)Reflects purchase accounting adjustments to record acquired contract liabilities at fair value as a result of the Company’s merger with CEC in 2018 and the Company's acquisition of ANZ in 2020.
(2)Reflects amortization and depreciation expense of intangible assets and software assets acquired through the Company’s merger with CEC and the Company's acquisition of ANZ.
(3)Reflects transaction and integration expenses associated with the Company's merger with CEC and acquisition of ANZ.
(4)Reflects severance costs and right-of-use lease asset impairment charges associated with the Company's restructuring.
(5)Reflects impairment of goodwill and intangible assets in 2018 related to the Company's acquisition of the New York Code and Design Academy.
(6)Reflects income recognized from the Company's investments in partnership interests and other investments.
(7)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted annual effective tax rate of 28.5%, 27.8% and 25.6% for 2020, 2019 and 2018, respectively.

Year Ended December 31, 2020 Compared To Year Ended December 31, 2019
Revenues. The increase in consolidated revenues compared to the same period in the prior year was primarily related to the acquisition of ANZ in November 2020. Near term revenue growth at our U.S. based Universities is expected to be impacted negatively by the ongoing COVID-19 pandemic with weaker demand and higher scholarships and discounts. In the Strayer University segment for the year ended December 31, 2020, total enrollment grew 2% to 52,167 from 51,395 in the prior year. Revenue increased 0.1% to $537.6 million compared to $537.0 million in 2019 as a result of enrollment growth, partially offset by a decline in revenue per student due to higher scholarships and discounts we are offering in response to the COVID-19 pandemic. In the Capella University segment for the year ended December 31, 2020, total enrollment grew 3% to 40,471 from 39,203 in 2019. Capella University segment revenue increased 1.4% to $466.6 million in 2020, compared to $460.2 million in 2019 as a result of the increase in enrollment, partially offset by lower revenue per student due to a mix shift to enrollment from corporate sponsored students who receive discounted tuition. Revenues for the Australia/New Zealand segment were $23.4 million, following our acquisition of ANZ in November 2020, and included an $11.3 million purchase accounting reduction related to contract liabilities acquired in the acquisition.
Instructional and support costs. Consolidated instructional and support costs increased to $532.7 million in 2020, compared to $530.6 million in 2019, principally due to the inclusion of $19.7 million of instructional and support costs related to ANZ, partially offset by significant savings from the impact of the COVID-19 pandemic, which included lower expenses associated with travel, events, and facilities costs. Consolidated instructional and support costs as a percentage of revenues decreased to 51.8% in 2020, from 53.2% in 2019.
General and administration expenses. Consolidated general and administration expenses increased to $295.2 million in 2020 compared to $272.4 million in 2019, principally due to the inclusion of $17.0 million of general and administration expenses related to ANZ, as well as increased investments in brand initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 28.7% in 2020 from 27.3% in 2019.
Amortization of intangible assets. Amortization expense of intangible assets increased to $64.2 million in 2020 compared to $61.7 million in 2019, due to the additional amortization expense of intangible assets acquired in the acquisition of ANZ in November 2020.
Merger and integration costs. Merger and integration costs decreased to $13.8 million in 2020 compared to $21.9 million in 2019, as a result of lower expenses for integration support services and severance costs related to the merger with CEC, partially offset by transaction and integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs include severance and other personnel-related expenses from voluntary and involuntary employee terminations as well as early lease termination costs and impairments of right-of-use lease assets associated with vacating leased space in connection with a restructuring plan implemented in 2020.
Income from operations. Consolidated income from operations decreased to $109.4 million in 2020 compared to $110.5 million in 2019, principally due to the inclusion of ANZ, which generated a loss from operations following acquisition as well as restructuring costs incurred in 2020, partially offset by a decrease in merger and integration related costs and an increase in Strayer University and Capella University revenue due to enrollment growth. Strayer University segment income from operations increased 16.4% to $120.4 million in 2020, compared to $103.4 million in 2019, primarily due to expense savings related to campus closures during the COVID-19 pandemic, as well as lower marketing expense. Capella University segment income from operations increased 2.1% to $92.6 million in 2020, compared to $90.7 million in 2019, primarily due higher revenues as a result of enrollment growth. Loss from operations for the Australia/New Zealand segment was $13.3 million in 2020, following our acquisition of ANZ in November 2020.
Other income. Other income decreased to $4.6 million in 2020 compared to $13.2 million in 2019, as a result of lower yields on money markets and marketable securities due to reductions in interest rates as a result of the COVID-19 crisis and a decrease in investment income from our limited partnerships and other investments. Other income is net of interest expense, which was $1.4 million and $0.8 million in 2020 and 2019, respectively. The increase in interest expense in 2020 is due to borrowing $141.8 million on our revolving credit facility to partially fund the ANZ acquisition in November 2020.
Provision for income taxes. Income tax expense was $27.7 million in 2020 compared to $42.6 million in 2019. Our effective tax rate for 2020 was 24.3%, compared to 34.4% in 2019. The tax rate in 2019 was unfavorably impacted by changes in previously deferred compensation arrangements, resulting in a discrete charge of $11.5 million to reduce the Company's deferred tax asset related to these arrangements. The tax rate for both periods reflects favorable discrete adjustments, primarily related to tax windfalls recognized through share-based payment arrangements. Our effective tax rate, excluding these and other discrete tax adjustments, was 28.5% for 2020.

Net income. Net income was $86.3 million in 2020 compared to $81.1 million in 2019 due to the factors discussed above.
Year Ended December 31, 2019 Compared To Year Ended December 31, 2018
Revenues. The increase in consolidated revenues compared to the same period in the prior year was primarily related to the inclusion of CEC revenue for the full year. In the Strayer University segment for the year ended December 31, 2019, enrollment grew 11% to 51,395 from 46,143 in the prior year. Revenue grew 12.4% to $537.0 million compared to $477.8 million in 2018 as a result of the increase in enrollment. Capella University segment revenue was $460.2 million in 2019 compared to $156.3 million in the prior year, which reflects activity after the completion of the CEC merger on August 1, 2018, and includes a $28.7 million purchase accounting reduction to the value of contract liabilities acquired in the merger.
Instructional and support costs. Consolidated instructional and support costs increased to $530.6 million in 2019, compared to $371.5 million in 2018, principally due to the inclusion of instructional and support costs of CEC. Consolidated instructional and support costs as a percentage of revenues decreased to 53.2% in 2019 from 58.6% in 2018 due to cost synergies realized as a result of the CEC merger.
General and administration expenses. Consolidated general and administration expenses increased to $272.4 million in 2019, from $194.0 million in 2018, principally due to the inclusion of general and administration expenses of CEC, as well as increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues decreased to 27.3% in 2019 from 30.6% in 2018 due to cost synergies realized as a result of the CEC merger.

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
Income (loss) from operations. Consolidated income from operations was $110.5 million in 2019 compared to a loss from operations of $22.7 million in 2018, principally due to higher revenues due to enrollment growth and lower merger and integration costs and impairment charges than in 2018.
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
Provision (benefit) for income taxes. Income tax expense was $42.6 million in 2019, compared to a benefit of $3.5 million in 2018. Our effective tax rate for 2019 was 34.4%, compared to 18.1% in 2018. The tax rate in 2019 was unfavorably impacted by changes in previously deferred compensation arrangements, resulting in a discrete charge of $11.5 million during the first quarter of 2019 to reduce the Company's deferred tax asset related to these arrangements. This charge is offset by favorable adjustments related to tax windfalls recognized through share-based payment arrangements. Our effective tax rate, excluding these and other discrete tax adjustments, was 27.8% in 2019.
Net income (loss). Net income was $81.1 million in 2019 compared to a net loss of $15.7 million in 2018 due to the factors discussed above.
Liquidity and Capital Resources
At December 31, 2020, we had cash, cash equivalents, and marketable securities of $225.3 million compared to $491.2 million at December 31, 2019. Most of our cash was held in demand deposit accounts at high credit quality financial institutions.

On November 3, 2020, we entered into an amended credit facility ("Amended Credit Facility"), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in the future in an aggregate amount of up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company's leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00% depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of December 31, 2020. At December 31, 2020, we had $141.8 million outstanding on our Revolving Credit Facility. We had no borrowings outstanding as of December 31, 2019. During the years ended December 31, 2019 and 2020, we paid $0.5 million and $1.0 million, respectively, of interest and unused commitment fees related to our Revolving Credit Facility.
Our net cash provided by operating activities decreased in 2020 to $142.9 million, as compared to $202.1 million for the same period in 2019. The decrease in net cash from operating activities was primarily driven by a decrease in working capital as a result of several one-time events, including a $25.3 million payment in the fourth quarter to acquire a full license to continue using the Jack Welch name and likeness for the Jack Welch Management Institute.
Capital expenditures were $46.8 million for the year ended December 31, 2020, compared to $38.7 million for 2019. Capital expenditures for the year ending December 31, 2021 are expected to be between 4%-5% of revenue.

In August 2020, we completed a public offering of 2,185,000 shares of our common stock for total cash proceeds of $220.2 million, net of underwriting discounts and offering costs of $9.2 million. The funds from the stock offering were used to acquire Torrens University and related assets in Australia and New Zealand.
The Board of Directors declared an annual cash dividend of $2.40 per common share, payable in equal parts quarterly. During the year ended December 31, 2020, we paid a total of $56.0 million in cash dividends on our common stock. During the year ended December 31, 2020, we invested $0.2 million to repurchase 1,769 shares of common stock. At December 31, 2020, we had $250 million in repurchase authorization to use through December 31, 2021.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash available under our Amended Credit Facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at December 31, 2020 and 2019. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. We earned interest income of $4.0 million, $10.6 million, and $4.3 million in each of the years ended December 31, 2020, 2019, and 2018, respectively.
Contractual Obligations
The table below sets forth our contractual commitments associated with lease liabilities as of December 31, 2020 (in thousands):

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Lease liabilities(1)	$159,988	$40,336	$50,231	$34,523	$34,898
__________________________________________________________
(1)Excludes $60.0 million of legally binding minimum payments for leases signed but not yet commenced.
Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2020, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. Therefore, $0.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Due to the uncertainty with respect to the timing of future borrowings associated with our credit facility, we are unable to make reasonably reliable estimates of any commitment fees charged on the unused portion of the credit facility. Therefore, the maximum estimated commitment fee of $0.6 million per annum is excluded from the contractual obligations table above.
As of December 31, 2020, the Company has a commitment to invest up to $1.8 million in three limited partnership investments through 2027. Due to the uncertainty with respect to the timing of future cash flows associated with the limited partnership investments, we are unable to make reasonably reliable estimates of the period in which such additional investments may take place. Therefore, $1.8 million of potential limited partnership investment commitments have been excluded from the contractual obligations table above.
Off-Balance Sheet Arrangements
As of December 31, 2020, we do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of the Securities Exchange Commission Regulation S-K.
Recently Issued Accounting Standards
Refer to Note 2, Significant Accounting Policies, within the footnotes to the consolidated financial statements for recently issued accounting standards.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of December 31, 2020, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
On November 3, 2020, we entered into an amended credit facility ("Amended Credit Facility"), which amended our prior credit facility to extend the maturity date of the revolving credit facility from August 1, 2023 to November 3, 2025, and to increase available borrowings from $250 million to $350 million, with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the revolving credit facility or establish one or more incremental term loans (each, an “Incremental Facility”) in the future in an aggregate amount of up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company's leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million.
At December 31, 2020, we had $141.8 million outstanding on our revolving credit facility. Borrowings under the Amended Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00% depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million revolving credit facility was utilized.
Foreign Currency Risk
The United States Dollar ("USD") is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD, resulting from our acquisition of ANZ on November 3, 2020, accounted for 2.3% of our consolidated revenues for the year ended December 31, 2020. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

Item 8.    Financial Statements and Supplementary Data
All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Strategic Education, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Strategic Education, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income (loss), of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses in 2020 and the manner in which it accounts for leases in 2019.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Torrens University and related assets in Australia and New Zealand (“ANZ”) from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Torrens University and the related assets in ANZ from our audit of internal control over financial reporting. Torrens University and the related assets in ANZ are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 10% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Strayer University Graduation Fund Liability - Undergraduate Degree Programs
As described in Note 4 to the consolidated financial statements, the Company’s Strayer University Graduation Fund liability was $53.3 million as of December 31, 2020, of which $52.6 million related to students enrolled in undergraduate degree programs. Strayer University offers the Graduation Fund, a program which allows undergraduate and graduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future. Management’s estimate of the benefits that will be redeemed in the future, or the estimated redemption rate, is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs.
The principal considerations for our determination that performing procedures relating to the Strayer University Graduation Fund liability for undergraduate degree programs is a critical audit matter are (i) the significant judgment by management in estimating the liability and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s estimate of the liability and the estimated redemption rate assumption.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of the Graduation Fund liability for undergraduate degree programs including controls over the estimated redemption rate assumption. These procedures also included, among others, testing management’s process for estimating the Graduation Fund liability for undergraduate degree programs, including (i) evaluating the appropriateness of the methodology, (ii) testing the completeness, accuracy and relevance of the underlying data used in management’s estimate, and (iii) evaluating the reasonableness of the estimated redemption rate assumption for the undergraduate degree programs. Evaluating management’s estimated redemption rate assumption involved evaluating whether the assumption was reasonable considering (i) historical estimated redemption rates and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit.
Acquisition of Torrens University and the Related Assets in Australia and New Zealand ("ANZ") - Valuation of Certain Acquired Assets
As described in Note 3 to the consolidated financial statements, on November 3, 2020, management completed its acquisition of Torrens University and the related assets in ANZ for approximately $658.4 million in cash, including $68.8 million of trade names, $34.4 million of student relationships and $10.0 million of course content. Management determined the fair value of the trade names and course content acquired using the relief from royalty approach, which involved the use of estimates and assumptions with respect to the timing and amounts of future cash flows, revenue growth rates, royalty rates, and discount rate. Management determined the fair value of the student relationships acquired using the excess earnings method, which involved the use of estimates and assumptions with respect to the timing and amounts of future cash flows, earnings before interest and taxes (“EBIT”) margins, annual attrition rate, and discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of certain acquired assets from Torrens University and the related assets in ANZ is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the assets acquired; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, royalty rates, and discount rate used in the valuation of the trade names and course content, and EBIT margins, annual attrition rate, and discount rate used in the valuation of the student relationships; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the assets acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value estimates of the assets acquired; (iii) evaluating the appropriateness of the relief from royalty approach and the excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the relief from royalty approach and the excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, royalty rates, and discount rate used in the valuation of the trade names and course content, and EBIT margins, annual attrition rate, and discount rate used in the valuation of the student relationships. Evaluating management’s assumptions related to revenue growth rates, EBIT margins, and annual attrition rate involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the acquired business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty approach and the excess earnings method and (ii) the reasonableness of the significant assumptions related to the royalty rates and the discount rate.

/s/ PricewaterhouseCoopers LLP
Arlington, Virginia
March 1, 2021
We have served as the Company’s auditor since 1993.

STRATEGIC EDUCATION, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2019	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$419,693	$187,509
Marketable securities	34,874	7,557
Tuition receivable, net	51,523	50,169
Income taxes receivable	—	1,429
Other current assets	18,004	39,458
Total current assets	524,094	286,122
Property and equipment, net	117,029	158,854
Right-of-use lease assets	84,778	120,687
Marketable securities, non-current	36,633	30,270
Intangible assets, net	273,011	326,420
Goodwill	732,075	1,318,526
Other assets	21,788	54,928
Total assets	$1,789,408	$2,295,807

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,828	$104,742
Income taxes payable	1,352	—
Contract liabilities	39,284	60,501
Lease liabilities	25,284	34,809
Total current liabilities	156,748	200,052
Long-term debt	—	141,823
Deferred income tax liabilities	47,942	53,407
Lease liabilities, non-current	80,557	106,151
Other long-term liabilities	41,451	46,055
Total liabilities	326,698	547,488
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 21,964,809 and 24,418,939 shares issued and outstanding at December 31, 2019 and 2020, respectively	220	244
Additional paid-in capital	1,309,438	1,519,549
Accumulated other comprehensive income	233	48,880
Retained earnings	152,819	179,646
Total stockholders’ equity	1,462,710	1,748,319
Total liabilities and stockholders’ equity	$1,789,408	$2,295,807
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	For the Year Ended December 31,
	2018	2019	2020
Revenues	$634,185	$997,137	$1,027,653
Costs and expenses:
Instructional and support costs	371,542	530,604	532,661
General and administration	194,035	272,411	295,231
Amortization of intangible assets	25,694	61,667	64,225
Merger and integration costs	45,745	21,923	13,770
Restructuring costs	—	—	12,382
Impairment of intangible assets	19,909	—	—
Total costs and expenses	656,925	886,605	918,269
Income (loss) from operations	(22,740)	110,532	109,384
Other income	3,601	13,192	4,573
Income (loss) before income taxes	(19,139)	123,724	113,957
Provision (benefit) for income taxes	(3,468)	42,586	27,689
Net income (loss)	$(15,671)	$81,138	$86,268
Earnings (loss) per share:
Basic	$(1.03)	$3.73	$3.81
Diluted	$(1.03)	$3.67	$3.77
Weighted average shares outstanding:
Basic	15,190	21,725	22,633
Diluted	15,190	22,097	22,860
STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Year Ended December 31,
	2018	2019	2020
Net income (loss)	$(15,671)	$81,138	$86,268
Other comprehensive income:
Foreign currency translation adjustments	—	—	48,068
Unrealized gains on marketable securities, net of tax	32	201	579
Comprehensive income (loss)	$(15,639)	$81,339	$134,915
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2017	11,167,425	$112	$47,079	$162,006	$—	$209,197
Impact of adoption of new accounting standard	—	—	—	(171)	—	(171)
Issuance of stock in connection with the acquisition of Capella Education Company	10,263,775	103	1,236,858	—	—	1,236,961
Filing fee related to new stock issuance	—	—	(148)	—	—	(148)
Stock-based compensation	—	—	14,994	—	—	14,994
Exercise of stock options, net	156,424	1	8,647	—	—	8,648
Issuance of restricted stock, net	155,874	1	(777)	—	—	(776)
Common stock dividends ($1.50 per share)	—	—	—	(27,842)	—	(27,842)
Unrealized gains on marketable securities, net of tax	—	—	—	—	32	32
Net loss	—	—	—	(15,671)	—	(15,671)
Balance at December 31, 2018	21,743,498	$217	$1,306,653	$118,322	$32	$1,425,224
Stock-based compensation	—	—	12,033	83	—	12,116
Exercise of stock options, net	103,364	2	(1,775)	—	—	(1,773)
Issuance of restricted stock, net	117,947	1	(7,473)	—	—	(7,472)
Common stock dividends ($2.10 per share)	—	—	—	(46,724)	—	(46,724)
Unrealized gains on marketable securities, net of tax	—	—	—	—	201	201
Net income	—	—	—	81,138	—	81,138
Balance at December 31, 2019	21,964,809	$220	$1,309,438	$152,819	$233	$1,462,710
Impact of adoption of new accounting standard	—	—	—	(3,311)	—	(3,311)
Issuance of common stock in public offering	2,185,000	22	220,226	—	—	220,248
Stock-based compensation	—	—	14,593	17	—	14,610
Exercise of stock options, net	20,522	—	1,244	—	—	1,244
Issuance of restricted stock, net	250,377	2	(25,847)	—	—	(25,845)
Repurchase of common stock	(1,769)	—	(105)	(142)	—	(247)
Common stock dividends ($2.40 per share)	—	—	—	(56,005)	—	(56,005)
Foreign currency translation adjustment	—	—	—	—	48,068	48,068
Unrealized gains on marketable securities, net of tax	—	—	—	—	579	579
Net income	—	—	—	86,268	—	86,268
Balance at December 31, 2020	24,418,939	$244	$1,519,549	$179,646	$48,880	$1,748,319
The accompanying notes are an integral part of these consolidated financial statements.

STRATEGIC EDUCATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2018	2019	2020
Cash flows from operating activities:
Net income (loss)	$(15,671)	$81,138	$86,268
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	292	333	466
Amortization of investment discount/premium	298	296	146
Depreciation and amortization	54,543	104,861	109,154
Deferred income taxes	(16,322)	(8,037)	(13,431)
Stock-based compensation	15,532	12,160	14,610
Impairment of right-of-use lease assets	—	6,046	848
Impairment of intangible assets	19,909	—	—
Changes in assets and liabilities:
Tuition receivable, net	7,880	1,770	19,659
Other assets	3,633	(2,129)	(32,326)
Accounts payable and accrued expenses	1,140	245	(22,685)
Income taxes payable and income taxes receivable	(516)	1,198	(4,020)
Contract liabilities	(19,329)	7,716	(10,095)
Other long-term liabilities	(4,522)	(3,451)	(5,689)
Net cash provided by operating activities	46,867	202,146	142,905

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	167,859	—	(628,759)
Purchases of property and equipment	(27,547)	(38,689)	(46,812)
Purchases of marketable securities	(25,304)	(40,481)	(1,863)
Proceeds from marketable securities	16,367	43,762	36,192
Other investments	(1,238)	(2,658)	(950)
Net cash provided by (used in) investing activities	130,137	(38,066)	(642,192)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	—	220,248
Proceeds from long-term debt	—	—	145,630
Common dividends paid	(27,842)	(46,625)	(55,956)
Net payments for stock awards	7,789	(9,195)	(24,741)
Payments on long-term debt	—	—	(3,807)
Payment of deferred financing costs	(1,162)	—	(1,940)
Repurchase of common stock	—	—	(247)
Net cash provided by (used in) financing activities	(21,215)	(55,820)	279,187
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	1,623
Net increase (decrease) in cash, cash equivalents, and restricted cash	155,789	108,260	(218,477)
Cash, cash equivalents, and restricted cash — beginning of period	156,448	312,237	420,497
Cash, cash equivalents, and restricted cash — end of period	$312,237	$420,497	$202,020
Noncash transactions:
Non-cash additions to property and equipment	$1,029	$5,562	$4,079
The accompanying notes are an integral part of these consolidated financial statements.

1.    Nature of Operations
Strategic Education, Inc. (“Strategic Education” or the “Company”), a Maryland corporation formerly known as Strayer Education, Inc., is a leader in education innovation, dedicated to enabling economic mobility for working adults through education. As discussed in Note 2 and Note 3, the Company completed its merger with Capella Education Company (“CEC”) on August 1, 2018 and completed its acquisition of Torrens University and related assets in Australia and New Zealand ("ANZ”) on November 3, 2020. During 2020, the Company revised its reportable segments, as discussed further in Note 20. Prior period segment disclosures have been restated to conform to the current period presentation. The accompanying consolidated financial statements and footnotes include the results of the Company’s three reportable segments: Strayer University, Capella University, and Australia/New Zealand.
2.    Significant Accounting Policies
Financial Statement Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
On August 1, 2018, the Company completed its merger with CEC and on November 3, 2020, the Company completed its acquisition of ANZ. In both business combinations, the Company was deemed the acquirer for accounting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Strayer Education, Inc. is considered Strategic Education’s predecessor, and its historical financial statements prior to the CEC merger date are reflected in this Annual Report on Form 10-K as the historical financial statements of the Company. Accordingly, the financial results of the Company as of and for any periods ended prior to August 1, 2018 and November 3, 2020 do not include the financial results of CEC and ANZ, respectively, and therefore are not directly comparable.
Below is a description of the nature of the costs included in the Company’s operating expense categories.
Instructional and support costs ("I&SC") generally contain items of expense directly attributable to activities that support students and learners. This expense category includes salaries and benefits of faculty and academic administrators, as well as admissions and administrative personnel who support and serve student interests. Instructional and support costs also include course development costs and costs associated with delivering course content, including educational supplies, facilities, and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instructional and support costs.
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
Amortization of intangibles assets consists of amortization and depreciation expense related to intangible assets and software assets acquired through the Company's merger with CEC and the Company's acquisition of ANZ.
Merger and integration costs include integration expenses associated with the Company's merger with CEC, and transaction expenses associated with the Company's acquisition of ANZ.
Restructuring costs include severance and other personnel-related expenses from voluntary and involuntary employee terminations as well as early lease termination costs and impairments of right-of-use lease assets associated with vacating leased space in connection with the Company's restructuring plan. See Note 5 for additional information.
Impairment of intangible assets primarily relates to impairment charges related to the Company's acquisition of The New York Code and Design Academy ("NYCDA"). See Note 10 for additional information.
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
Foreign Currency Translation and Transaction Gains and Losses
The United States Dollar ("USD") is the functional currency of the Company and its subsidiaries operating in the United States. The financial statements of its subsidiaries are maintained in their functional currencies. The functional currency of each of the foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Financial statements of foreign subsidiaries are translated into USD using the exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated into USD using the period-end spot foreign exchange rates. Income and expenses are translated at the weighted-average exchange rates in effect during the period. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income within shareholders’ equity.
For any transaction that is in a currency different from the entity’s functional currency, the Company records a gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled) as Foreign currency exchange gain (loss), net in the consolidated statements of income (loss).
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from Strayer or Capella University during the academic term. The Company had approximately $304,000 and $123,000 of these unpaid obligations as of December 31, 2019 and 2020, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until a student commences his or her course. In addition, a portion of tuition prepayments from Australian students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2020, the Company had approximately $13.9 million of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the consolidated balance sheets.

As part of commencing operations in Pennsylvania in 2003, the Company was required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows as of December 31, 2019 and 2020 (in thousands):

	As of December 31,
	2019	2020
Cash and cash equivalents	$419,693	$187,509
Restricted cash included in other current assets	304	14,011
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$420,497	$202,020
Marketable Securities
Management determines the appropriate designation of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s marketable securities are designated as available-for-sale and consist of tax-exempt municipal securities, variable rate demand notes, and corporate debt securities.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices or other inputs either directly or indirectly observable in the marketplace for identical or similar assets, with unrealized gains and losses, net of tax, recognized as a component of accumulated other comprehensive income within shareholders’ equity. Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities with fair value below amortized cost at the balance sheet date for impairment. In order to determine whether there is an impairment, management evaluates whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis.
If management intends to sell an impaired debt security, or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an impairment is deemed to have occurred. The amount of an impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of accumulated other comprehensive income within shareholders’ equity.
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
Tuition Receivable and Allowance for Credit Losses
The Company records tuition receivable and contract liabilities for its students upon the start of the academic term or program. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the Company's student bases and through the participation of the majority of the students in federally funded financial aid programs. An allowance for credit losses is established based upon historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of estimated recoveries. These collection rates incorporate historical performance based on a student’s current enrollment status, likelihood of future enrollment, degree mix trends and changes in the overall economic environment. The Company periodically assesses its methodologies for estimating credit losses in consideration of actual experience.
The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
Tuition receivable	$82,454	$99,942
Allowance for credit losses	(30,931)	(49,773)
Tuition receivable, net	$51,523	$50,169

Approximately $1.0 million and $3.6 million of tuition receivable is included in other assets as of December 31, 2019 and 2020, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for each of the three years ended December 31, 2020 (in thousands):

	2018	2019	2020
Allowance for credit losses, beginning of period	$12,687	$28,457	$30,931
Impact of adopting ASC 326	—	—	4,571
Additions charged to expense	37,704	49,072	49,130
Additions from merger	6,601	2,207	3,503
Write-offs, net of recoveries	(28,535)	(48,805)	(38,362)
Allowance for credit losses, end of period	$28,457	$30,931	$49,773
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. In accordance with the Property, Plant, and Equipment Topic, ASC 360, the carrying values of the Company’s assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on expected undiscounted future cash flows, then a loss is recognized using a fair value-based model. Through 2020, no such impairment loss had occurred.
Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives ranging from three years to 40 years. Depreciation and amortization expense was $31.4 million, $49.5 million and $51.8 million for the years ended December 31, 2018, 2019, and 2020, respectively. Included in the 2018, 2019, and 2020 depreciation and amortization expense amount is $2.6 million, $6.3 million and $6.9 million of depreciation expense, respectively, related to computer software acquired in the CEC merger in 2018 and content acquired in the ANZ acquisition in 2020, which is included in the amortization of intangible assets line on the consolidated statements of income (loss). Repairs and maintenance costs are expensed as incurred.
Construction in progress includes costs of computer software developed for internal use, which is accounted for in accordance with the Internal-Use Software Topic, ASC 350-40. Computer software development costs that are incurred in the preliminary project stage are expensed as incurred. During the development stage, direct consulting costs, payroll, and payroll-related costs for employees that are directly associated with the project are capitalized and amortized over the estimated useful life of the software once placed into operation. Purchases of property and equipment and changes in accounts payable for each of the three years in the period ended December 31, 2020 in the consolidated statements of cash flows have been adjusted to exclude noncash purchases of property and equipment transactions during that period.
Deferred Costs
The Company defers certain commissions earned by third party international agents that are considered incremental and recoverable costs of obtaining a contract with customers of ANZ. These costs are amortized over the period of benefit which ranges from one to two years. In accordance with ASU 2018-15, which the Company adopted on January 1, 2020, the Company defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
Leases
On January 1, 2019, the Company adopted ASU No. 2016-02, Leases ("ASU 2016-02") and all of the related amendments using the modified retrospective method. The Company applied ASU 2016-02 to all leases that had commenced as of January 1, 2019. In addition, as permitted by ASU 2016-02, comparative information was not restated and continues to be reported under the accounting standards in effect for those periods. As a result of adopting the new standard, the Company recognized a lease liability of $123 million and a right-of-use ("ROU") lease asset of $107 million on January 1, 2019. The standard did not materially impact the Company's consolidated statements of income (loss) and cash flows.
The Company determines if an arrangement is a lease at inception. The Company analyzes each lease agreement to determine whether it should be classified as a finance lease or operating lease. Leases with an initial term longer than 12 months are included in right-of-use lease assets, lease liabilities, and lease liabilities, non-current on the Company's consolidated balance sheets. The Company combines lease and non-lease components for all leases.

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
Fair Value
The Fair Value Measurement Topic, ASC 820-10 (“ASC 820-10”), establishes a framework for measuring fair value, establishes a fair value hierarchy based upon the observability of inputs used to measure fair value, and expands disclosures about fair value measurements. Assets and liabilities are classified in their entirety within the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. Under ASC 820-10, fair value of an investment is the price that would be received to sell an asset or to transfer a liability to an entity in an orderly transaction between market participants at the measurement date. The hierarchy gives the highest priority to assets and liabilities with readily available quoted prices in an active market and lowest priority to unobservable inputs, which require a higher degree of judgment when measuring fair value, as follows:
•Level 1 assets or liabilities use quoted prices in active markets for identical assets or liabilities as of the measurement date;
•Level 2 assets or liabilities use observable inputs, other than quoted market prices, that are either directly or indirectly observable in the marketplace for identical or similar assets and liabilities; and
•Level 3 assets or liabilities use unobservable inputs that are supported by little or no market activity.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $.01, of which 21,964,809 and 24,418,939 shares were issued and outstanding as of December 31, 2019 and 2020, respectively. On August 10, 2020, the Company completed a public offering of 2,185,000 shares of its common stock for total cash proceeds of $220.2 million, net of underwriting discounts and offering costs of $9.2 million. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
The Board of Directors declared a quarterly cash dividend of $0.60 per common share for each quarter of 2020. The Company paid these quarterly cash dividends in each of March, June, September and December of 2020.
Advertising Costs
The Company expenses advertising costs in the quarter incurred. Advertising costs were $102.6 million, $149.8 million and $161.5 million for the years ended December 31, 2018, 2019, and 2020, respectively, following the merger with CEC in August 2018 and the acquisition of ANZ in November 2020, and are included within General and administration expense in our consolidated statements of income (loss).
Stock-Based Compensation
As required by the Stock Compensation Topic, ASC 718, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors, including employee stock options, restricted stock, restricted stock units, performance stock units, and employee stock purchases related to the Company’s Employee Stock Purchase Plan, based on estimated fair values. The fair value of restricted stock awards granted is measured using the fair value of the Company's common stock on the date of grant or the most recent modification date, whichever is later. The Company records compensation expense for all share-based payment awards ratably over the vesting period. For awards with graded vesting, the Company measures fair value and records compensation expense separately for each vesting tranche. Stock-based compensation expense recognized in the consolidated statements of income (loss) for each of the three years in the period ended December 31, 2020 is based on awards ultimately expected to vest and, therefore, has been adjusted for estimated forfeitures. The Company estimates forfeitures at the time of grant and revises the estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate used is based on historical experience. The Company also assesses the likelihood that performance criteria associated with performance-based awards will be met. If it is determined that it is more likely than not that performance criteria will not be achieved, the Company revises its estimate of the number of shares it believes will ultimately vest. Refer to Note 15 for additional information.
Net Income (Loss) Per Share
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

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings (loss) per share for each of the three years ended December 31, 2020 (in thousands):

	2018	2019	2020
Weighted average shares outstanding used to compute basic earnings per share	15,190	21,725	22,633
Incremental shares issuable upon the assumed exercise of stock options	—	54	14
Unvested restricted stock and restricted stock units	—	318	213
Shares used to compute diluted earnings (loss) per share	15,190	22,097	22,860

Anti-dilutive shares excluded from the diluted earnings per share calculation	611	16	63
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2018, 2019, and 2020, the balance of accumulated other comprehensive income was $32,000, net of tax of $10,000, $233,000, net of tax of $90,000, and $48.9 million, net of tax of $0.3 million, respectively. During the year ended December 31, 2020, approximately $25,000, net of tax of $10,000, of unrealized gains on available-for-sale marketable securities was reclassified out of accumulated other comprehensive income to Other income on the consolidated statements of income (loss). There were no reclassifications out of accumulated other comprehensive income to net income (loss) for the years ended December 31, 2018 and 2019.
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
The tax years since 2017 remain open for federal tax examination and the tax years since 2016 remain open to examination by state and local taxing jurisdictions in which the Company is subject.
Other Investments
The Company holds investments in certain limited partnerships that invest in innovative companies in the health care and education-related technology fields. The Company accounts for the investments in limited partnerships under the equity method. The Company's pro-rata share in the net income of the limited partnerships is included in Other income in our consolidated statements of income (loss). The Company accounts for the investments made through its venture fund, SEI Ventures, at cost less impairment as these investments do not have readily determinable fair value.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for credit losses, useful lives of property and equipment and intangible assets, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. During the year ended December 31, 2020, management estimates also include potential impacts the COVID-19 pandemic will have on student enrollment, tuition pricing, and collections of tuition receivables in future periods. The duration and severity of the COVID-19 pandemic and its impact on the Company’s consolidated financial statements is subject to uncertainty. Actual results could differ from those estimates.
Recently Issued Accounting Standards Not Yet Adopted
ASUs recently issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.
3.    Business Combinations
Acquisition of Torrens University and related assets in Australia and New Zealand
On November 3, 2020, the Company completed its acquisition of Torrens University and related assets in Australia and New Zealand ("ANZ") pursuant to the sale and purchase agreement dated July 29, 2020. The acquired operations include Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to over 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design.
Pursuant to the Purchase Agreement, the aggregate consideration paid was approximately $658.4 million in cash, which reflected the original agreed upon purchase price of $642.7 million, plus a $15.7 million adjustment reflecting an estimated $11.0 million of net cash at close, and an estimated $4.7 million related to higher net working capital. These estimated adjustments are subject to a final true-up of net cash and net working capital, based on the actual closing accounts to be finalized by both parties.
The Company applied the acquisition method of accounting to ANZ, whereby the excess of the acquisition date fair value of consideration transferred over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects workforce and synergies expected from cost savings, operations, and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of the acquisition was allocated to the Australia/New Zealand reportable segment in the amount of $546.1 million, and is not deductible for tax purposes.
Through December 31, 2020, the Company has incurred $8.0 million of acquisition-related costs related to this acquisition. These costs were primarily attributable to legal, financial, and accounting support services incurred by the Company in connection with the acquisition, and are included in Merger and integration costs in the accompanying unaudited condensed consolidated statement of income.
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
The preliminary fair value of assets acquired and liabilities assumed as well as a reconciliation to considered transferred is presented in the table below (in thousands):

Cash and cash equivalents	$16,082
Tuition receivable	24,447
Other current assets	17,713
Property and equipment, net	41,770
Right-of-use lease assets	44,229
Intangible assets	103,161
Goodwill	546,053
Other assets	2,799
Total assets acquired	796,254
Accounts payable and accrued expenses	(33,876)
Income taxes payable	(229)
Contract liabilities	(33,309)
Lease liabilities	(9,685)
Deferred income taxes	(18,712)
Lease liabilities, non-current	(34,544)
Other long-term liabilities	(7,520)
Total liabilities assumed	(137,875)
Total consideration	$658,379
The table below presents a summary of intangible assets acquired (in thousands) and the weighted average useful lives of these assets:

	Fair Value	Weighted Average Useful Life in Years
Trade names	$68,774	Indefinite
Student relationships	34,387	3
	$103,161
The Company determined the fair value of assets acquired and liabilities assumed based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the assets and liabilities. The Company utilized the following assumptions, some of which include significant unobservable inputs which would qualify the valuations as Level 3 measurements, and valuation methodologies to determine fair value:
•Intangible assets
▪Trade names - to determine the fair value of the trade names, the Company used the relief from royalty approach, which involved the use of estimates and assumptions with respect to the timing and amounts of future cash flows, revenue growth rates, royalty rate, and discount rate. Key assumptions used in the valuation included revenue growth rates ranging from 2.5% to 6.3% per year, a royalty rate of 2.5% and a discount rate of 11%.

▪Student relationships - to determine the fair value of the student relationships, the Company used the excess earnings method, which involved the use of estimates and assumptions with respect to the timing and amounts of future cash flows, earnings before interest and taxes margins, annual attrition rate, and discount rate. Key assumptions used in the valuation included an annual attrition rate of 60% and a discount rate of 11%.
•Property and equipment - Included in property and equipment is course content of $10.0 million. To determine the fair value of course content, the Company used the relief from royalty approach, which involved the use of estimates and assumptions with respect to the timing and amounts of future cash flows, revenue growth rates, royalty rate, and discount rate. Key assumptions used in the valuation included revenue growth rates ranging from 5.6% to 6.2%, a royalty rate of 3% and a discount rate of 11%. The course content will be amortized over 3 years. All other property and equipment was valued at estimated cost.
•Contract liabilities - The Company estimated the fair value of contract liabilities using the cost build-up method, which represents the cost to deliver the services plus a normal profit margin. Based on this method, fair value of contract liabilities were estimated to be 70% of carrying value as of the acquisition date.

•Other current and noncurrent assets and liabilities - The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.
The operations of ANZ were included in the consolidated financial statements as of the acquisition date. The revenue and net loss for ANZ reported within the consolidated statements of income (loss) for the year ended December 31, 2020 were $23.4 million and $10.5 million, respectively.
Pro Forma Financial information
The following unaudited pro forma information has been presented as if the ANZ acquisition occurred on January 1, 2019. The information is based on the historical results of operations of the acquired business, adjusted for:
•The allocation of purchase price and related adjustments, including the adjustments to amortization expense related to the fair value of intangible assets acquired;
•The exclusion of acquisition-related costs incurred during the years ended December 31, 2019 and 2020;
•Associated tax-related impacts of adjustments; and
•Changes to align accounting policies.
The pro forma results do not necessarily represent what would have occurred if the acquisition had actually taken place on January 1, 2019, nor do they represent the results that may occur in the future. The pro forma adjustments are based on available information and upon assumptions the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a supplemental pro forma basis. The following table presents the Company's pro forma combined revenues and net income (in thousands).

	Pro Forma Combined
	Year Ended December 31, 2019	Year Ended December 31, 2020
Revenue	$1,188,269	$1,244,440
Net Income	69,446	105,431
Merger with Capella Education Company
On August 1, 2018, the Company completed its merger with CEC and its wholly-owned subsidiaries, pursuant to a merger agreement dated October 29, 2017. The merger enabled the Company to become a national leader in education innovation that improves affordability and enhances career outcomes by offering complementary programs and sharing academic and technological best practices, through a best-in-class corporate platform supporting independent universities.
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
_____________________________________________________
(1)The Company issued 10,263,775 common shares at a market price of $117.84 in exchange for each issued and outstanding share of CEC common stock.
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
The Company incurred $20.1 million of acquisition-related costs which were recognized in Merger and integration costs in the consolidated statements of income (loss). Issuance costs of $0.1 million were recognized in additional paid-in capital in the consolidated balance sheets.
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
	$349,800
The Company determined the fair value of assets acquired and liabilities assumed based on assumptions that reasonable market participants would use while employing the concept of highest and best use of the assets and liabilities. The Company utilized the following assumptions, some of which include significant unobservable inputs which would qualify the valuations as Level 3 measurements, and valuation methodologies to determine fair value:
•Intangible assets
▪Trade names - to determine the fair value of the trade names, the Company used the relief from royalty approach, which involved the use of estimates and assumptions with respect to the timing and amounts of future cash flows, revenue growth rates, royalty rate, and discount rate. Key assumptions used in the valuation included a revenue growth rate of 2.5%, a royalty rate of 5% and a discount rate of 13%.

▪Student relationships - to determine the fair value of the student relationships, the Company used the excess earnings method, which involved the use of estimates and assumptions with respect to timing and amounts of future cash flows, earnings before interest and taxes margin, annual attrition rate, and discount rate. Key assumptions used in the valuation included an annual attrition rate of 45% and a discount rate of 10%.
•Property and equipment - Included in property and equipment is course content of $14.0 million and internally developed software of $5.0 million. Each will be amortized over three years. All other property and equipment was valued at estimated cost.
▪Course content - to determine the fair value of the course content, the Company used the relief from royalty approach, which involved the use of estimates and assumptions with respect to the timing and amounts of future cash flows, revenue growth rates, royalty rate, and discount rate. Key assumptions used in the valuation included a revenue growth rate of 2.5%, a royalty rate of 3% and a discount rate of 10%.
▪Internally developed software - to determine the fair value of internally developed software, the Company used the cost approach, which involved estimating the direct and indirect costs required to reproduce the software.
•Contract liabilities - The Company estimated the fair value of contract liabilities using the cost build-up method, which represents the cost to deliver the services plus a normal profit margin. Based on this method, fair value of contract liabilities were estimated to be approximately 58% of carrying value as of the acquisition date.
•Other current and noncurrent assets and liabilities - The carrying value of all other assets and liabilities approximated fair value at the time of acquisition.
The operations of CEC were included in the consolidated financial statements as of the acquisition date. The revenue and net loss for CEC reported within the consolidated statements of income (loss) for the year ended December 31, 2018 were $160.4 million and $39.6 million, respectively.
Pro Forma Financial information
The following unaudited pro forma information has been presented as if the CEC acquisition occurred on January 1, 2018. The information is based on the historical results of operations of the acquired business, adjusted for:
•The allocation of purchase price and related adjustments, including the adjustments to amortization expense related to the fair value of intangible assets acquired;
•The exclusion of acquisition-related costs incurred during the year ended December 31, 2018;
•Associated tax-related impacts of adjustments; and
•Changes to align accounting policies.
The pro forma results do not necessarily represent what would have occurred if the acquisition had actually taken place on January 1, 2018, nor do they represent the results that may occur in the future. The pro forma adjustments are based on available information and upon assumptions the Company believes are reasonable to reflect the impact of this acquisition on the Company’s historical financial information on a supplemental pro forma basis. The following table presents the Company's pro forma combined revenues and net income (in thousands). Pro forma results for the years ended December 31, 2019 and 2020 are not presented below because the results of CEC are included in the Company's December 31, 2019 and 2020 consolidated statements of income (loss).

Pro Forma Combined
Year Ended December 31, 2018
Revenue	$923,945
Net Income	41,058

4.    Revenue Recognition
The Company’s revenues primarily consist of tuition revenue arising from educational services provided in the form of classroom instruction and online courses. Tuition revenue is deferred and recognized ratably over the period of instruction, which varies depending on the course format and chosen program of study. Strayer University’s educational programs and Capella University’s GuidedPath classes typically are offered on a quarterly basis, and such periods coincide with the Company’s quarterly financial reporting periods, while Capella University’s FlexPath courses are delivered over a twelve-week subscription period. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, the majority of which occur within one calendar year.
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the years ended December 31, 2018, 2019, and 2020 (in thousands):

	2018	2019	2020
Strayer University Segment
Tuition, net of discounts, grants and scholarships	$455,609	$517,586	$519,964
Other(1)	22,230	19,383	17,669
Total Strayer University Segment	477,839	536,969	537,633
Capella University Segment
Tuition, net of discounts, grants and scholarships	148,168	438,676	445,300
Other(1)	8,178	21,492	21,339
Total Capella University Segment	156,346	460,168	466,639
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	—	—	22,431
Other(1)	—	—	950
Total Australia/New Zealand Segment	—	—	23,381
Consolidated revenue	$634,185	$997,137	$1,027,653
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
Contract Liabilities - Graduation Fund
Strayer University offers the Graduation Fund, which allows undergraduate and graduate students to earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students registering in credit-bearing courses in any undergraduate or graduate degree program receive one free course for every three courses that the student successfully completes. To be eligible, students must meet all of Strayer University’s admission requirements, and must be enrolled in a bachelor’s or master's degree program. The Company’s employees and their dependents are not eligible for the program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In response to the COVID-19 pandemic, Strayer University is temporarily allowing students to miss two consecutive terms without losing their Graduation Fund credits.
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
The table below presents activity in the Graduation Fund for the years ended December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
Balance at beginning of period	$43,329	$49,641
Revenue deferred	30,071	26,462
Benefit redeemed	(23,759)	(22,789)
Balance at end of period	$49,641	$53,314
The portion of the Graduation Fund balance related to students enrolled in undergraduate degree programs was $49.6 million and $52.6 million as of December 31, 2019 and 2020, respectively.
Unbilled Receivables – Student Tuition
Academic materials may be shipped to certain new undergraduate students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all the performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue are recorded. The balance of unbilled receivables related to such materials was $0.9 million as of December 31, 2020, and is included in tuition receivable.
Costs to Obtain a Contract
Certain commissions earned by third party international agents are considered incremental and recoverable costs of obtaining a contract with customers of ANZ. These costs are deferred and then amortized over the period of benefit which ranges from one to two years.
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
In 2018 and 2019, the Company incurred personnel-related restructuring charges due to cost reduction efforts and management changes. These changes related to the integration of CEC in order to establish an efficient ongoing cost structure for the Company. The severance and other employee separation costs incurred in connection with the integration of CEC are included in Merger and integration costs on the consolidated statements of income (loss).

In the third quarter of 2020, the Company began implementing a restructuring plan in an effort to reduce the ongoing operating costs of the Company to align with changes in enrollment following the COVID-19 pandemic. Under this plan, the Company has incurred, and will continue to incur through March 31, 2021, severance and other employee separation costs related to voluntary and involuntary employee terminations. In addition, the restructuring includes the closure of certain campus and corporate offices. During the year ended December 31, 2020, the Company recorded approximately $0.4 million in right-of-use lease asset impairment charges and early lease termination costs related to campus and corporate locations closed as a result of the restructuring plan. All severance and other employee separation charges, right-of-use lease asset impairment charges, and early lease termination costs related to this plan are included in Restructuring costs on the consolidated statements of income (loss).
The following details the changes in the Company’s restructuring liability for the years ended December 31, 2018, 2019, and 2020 (in thousands):

		Severance and Other Employee Separation Costs
	Lease and Related Costs, Net	CEC Integration Plan	2020 Restructuring Plan	Total
Balance at December 31, 2017	$8,781	$—	$—	$8,781
Restructuring and other charges	—	16,319	—	16,319
Payments	(2,684)	(1,972)	—	(4,656)
Adjustments(1)	443	—	—	443
Balance at December 31, 2018	6,540	14,347	—	20,887
Restructuring and other charges	—	3,920	—	3,920
Payments	—	(9,984)	—	(9,984)
Adjustments(1)	(6,540)	—	—	(6,540)
Balance at December 31, 2019(2)	—	8,283	—	8,283
Restructuring and other charges	—	—	11,967	11,967
Payments	—	(6,448)	(10,680)	(17,128)
Adjustments	—	—	—	—
Balance at December 31, 2020(2)	$—	$1,835	$1,287	$3,122
___________________________________________________________
(1)For the year ended December 31, 2018, adjustments include accretion of interest on lease costs, partially offset by changes in the timing and expected income from subleases. For the year ended December 31, 2019, adjustments represent the impact of adopting ASC 842 on January 1, 2019. In accordance with ASC 842, the lease related restructuring liability balance as of December 31, 2018 was netted against the initial ROU lease asset recognized upon adoption. Asset retirement obligations related to these restructured properties are also included in the adjustments amount.
(2)The current portion of restructuring liabilities was $6.4 million and $3.1 million as of December 31, 2019 and December 31, 2020, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.
6.    Marketable Securities
The following is a summary of available-for-sale securities as of December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$17,086	$452	$—	$17,538
Tax-exempt municipal securities	19,924	365	—	20,289
Total	$37,010	$817	$—	$37,827
The following is a summary of available-for-sale securities as of December 31, 2019 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Corporate debt securities	$42,584	$165	$(40)	$42,709
Tax-exempt municipal securities	23,301	112	(215)	23,198
Variable rate demand notes	5,600	—	—	5,600
Total	$71,485	$277	$(255)	$71,507

The unrealized gains and losses on the Company’s investments in corporate debt and municipal securities as of December 31, 2019 and 2020 were caused by changes in market values primarily due to interest rate changes. As of December 31, 2020, there were no securities in an unrealized loss position for a period longer than twelve months. The Company has no allowance for credit losses related to its available-for-sale securities as all investments are in investment grade securities. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No impairment charges were recorded during the years ended December 31, 2018, 2019, and 2020.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
Due within one year	$34,874	$7,557
Due after one year through five years	36,633	30,270
Total	$71,507	$37,827
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the years ended December 31, 2018, 2019, and 2020 (in thousands):

	December 31, 2018	December 31, 2019	December 31, 2020
Maturities of marketable securities	$16,367	$43,762	$34,728
Sales of marketable securities	—	—	1,464
Total	$16,367	$43,762	$36,192
The Company recorded approximately $35,000 in gross realized gains in net income during the year ended December 31, 2020. The Company did not record any gross realized gains or losses in net income during the years ended December 31, 2019 and 2018.
7.    Property and Equipment
The composition of property and equipment as of December 31, 2019 and 2020 is as follows (in thousands):

	December 31, 2019	December 31, 2020	Estimated useful life (years)
Land	$7,138	$7,138	—
Buildings and improvements	21,143	21,373	5-40
Furniture and office equipment	73,457	77,337	5-7
Computer hardware	10,173	15,684	3-7
Computer software	137,150	183,015	3-10
Leasehold improvements	49,241	65,719	3-10
Construction in progress	7,808	15,517	—
	306,110	385,783
Accumulated depreciation and amortization	(189,081)	(226,929)
	$117,029	$158,854
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

The components of lease costs were as follows for the years ended December 31, 2020 and 2019 (in thousands)

	2019	2020
Lease Cost:
Operating lease cost(1)	$35,335	$28,337
Short-term lease cost	885	534
Sublease income	(2,696)	(2,240)
Total lease costs	$33,524	$26,631
___________________________________________________________
(1)During the years ended December 31, 2019 and 2020, operating lease cost includes $6.0 million and $0.8 million of right-of-use lease asset impairment charges, respectively, related to redundant leased space that was vacated during the year.

Prior to the adoption of ASU 2016-02 in the first quarter of 2019, the Company recognized minimum rental expense on a straight-line basis over the lease term. Rent expense was $35.9 million for the year ended December 31, 2018 .
The following table provides a summary of the Company's average lease term and discount rate as of December 31, 2019 and 2020:

	As of December 31, 2019	As of December 31, 2020
Weighted average remaining lease term (years)	5.7	5.6
Weighted average discount rate	4.15%	4.37%

Supplemental information related to the Company's leases for the years ended December 31, 2019 and 2020 (in thousands):

	Year ended December 31, 2019	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$32,883	$32,510
Right-of-use assets obtained in exchange for operating lease liabilities	$4,431	$12,763
Maturities of lease liabilities (in thousands):

Year Ending December 31,
2021	$40,336
2022	27,683
2023	22,548
2024	19,512
2025	15,011
Thereafter	34,898
Total lease payments(1)	159,988
Less: interest	(19,028)
Present value of lease liabilities	$140,960
__________________________________________________________
(1)Excludes $60.0 million of legally binding minimum payments for leases signed but not yet commenced.

9.    Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,841	$2,841	$—	$—
Marketable securities:
Corporate debt securities	17,538	—	17,538	—
Tax-exempt municipal securities	20,289	—	20,289	—
Total assets at fair value on a recurring basis	$40,668	$2,841	$37,827	$—

Liabilities:
Deferred payments	$1,658	$—	$—	$1,658
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2019 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$30,693	$30,693	$—	$—
Marketable securities:
Corporate debt securities	42,709	—	42,709	—
Tax-exempt municipal securities	23,198	—	23,198	—
Variable rate demand notes	5,600	—	5,600	—
Total assets at fair value on a recurring basis	$102,200	$30,693	$71,507	$—

Liabilities:
Deferred payments	$3,257	$—	$—	$3,257
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds — Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders’ equity. The Company’s cash and cash equivalents held at December 31, 2019 and 2020, approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.

•Deferred payments — The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.6 million as of December 31, 2020 and is included in accounts payable and accrued expense.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the years ended December 31, 2019 or 2020.
Changes in the fair value of the Company’s Level 3 liabilities during the years ended December 31, 2019 and 2020 are as follows (in thousands):

	December 31, 2019	December 31, 2020
Balance as of the beginning of period	$4,120	$3,257
Amounts paid	(1,579)	(1,628)
Other adjustments to fair value	716	29
Balance at end of period	$3,257	$1,658
10.    Goodwill and Intangible Assets
Goodwill
The following table presents changes in the carrying value of goodwill by segment for the years ended December 31, 2019 and 2020 (in thousands):

	Strayer University	Capella University	Australia / New Zealand	Total
Balance as of December 31, 2018	$337,381	$395,159	$—	$732,540
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	—	—	—
Adjustments to prior acquisitions	—	(465)	—	(465)
Balance as of December 31, 2019	337,381	394,694	—	732,075
Additions	—	—	546,053	546,053
Impairments	—	—	—	—
Currency translation adjustments	—	—	40,398	40,398
Adjustments to prior acquisitions	—	—	—	—
Balance as of December 31, 2020	$337,381	$394,694	$586,451	$1,318,526
During the year ended December 31, 2019, the Company recorded $0.5 million of net measurement period adjustments related to the CEC merger to goodwill, as described in Note 3. The additions to goodwill during the year ended December 31, 2020 were due to the acquisition of ANZ described in Note 3.
The Company assesses goodwill at least annually for impairment on the first day of the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount.
In 2020, the Company performed a qualitative impairment assessment of goodwill assigned to its Strayer University, Capella University, and Jack Welch Management Institute ("JWMI") reporting units using the first day of the fourth quarter of 2020 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors relevant to the reporting units, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for its reporting units as of the assessment date.

There were no goodwill impairment charges recorded during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company recorded a goodwill impairment charge of $13.9 million related to its NYCDA reporting unit (which is included in the Strayer University segment) based on a quantitative impairment analysis performed. The goodwill impairment charge represented the excess of the carrying value of the net assets of the NYCDA reporting unit over its estimated fair value and is included within the Impairment of intangible assets line in the consolidated statements of income (loss).
Intangible Assets
The following table represents the balance of the Company’s intangible assets for the years ended December 31, 2019 and 2020 (in thousands):

	December 31, 2019			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$166,000	$(78,389)	$87,611	$202,861	$(135,703)	$67,158
Not subject to amortization
Trade names	185,400	—	185,400	259,262	—	259,262
Total	$351,400	$(78,389)	$273,011	$462,123	$(135,703)	$326,420
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three-year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the assets' economic benefits are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $23.1 million, $55.3 million, and $57.3 million for the years ended December 31, 2018, 2019 and 2020, respectively.
The following table presents future amortization expense for finite-lived intangible assets as of December 31, 2020 (in thousands):

2021	$44,589
2022	12,310
2023	10,259
2024	—
2025	—
2026 and thereafter	—
Total	$67,158
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
In 2020, the Company performed a qualitative impairment assessment related to its indefinite-lived intangible assets using the first day of the fourth quarter of 2020 as the assessment date. The Company evaluated the likelihood of impairment by considering qualitative factors, such as macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, and any other factors that have a significant bearing on fair value. Based on the results of its qualitative impairment analysis, the Company determined that no impairment indicators existed for the indefinite-lived intangible assets as of the assessment date.
There were no impairment charges related to indefinite-lived intangible assets recorded during the years ended December 31, 2020 and 2019. During the year ended December 31, 2018, the Company recorded an indefinite-lived intangible asset impairment charge of $5.4 million related to the NYCDA trade name based on a quantitative impairment analysis performed. The indefinite-lived intangible asset impairment charge represented the excess of the carrying value of the NYCDA trade name over its estimated fair value and is included within the Impairment of intangible assets line in the consolidated statements of income (loss).
11.    Other Assets
Other assets consist of the following as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
Prepaid expenses, net of current portion	$191	$22,418
Equity method investments	15,795	15,795
Cloud computing arrangements	—	6,385
Other investments	2,123	2,527
Other	3,679	7,803
Balance at end of period	$21,788	$54,928
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In the fourth quarter of 2020, pursuant to the terms of the perpetual license agreement associated with JWMI, the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of December 31, 2020, $20.7 million of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years. The prepaid balance was partially offset by a $2.8 million liability balance that represented a seller's continuing interest in JWMI that terminated following payment.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $1.8 million across these partnerships through 2027. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the years ended December 31, 2019 and 2020 (in thousands):

	2019	2020
Limited partnership investments, beginning of period	$13,449	$15,795
Capital contributions	1,035	550
Pro-rata share in the net income of limited partnerships	2,337	1,862
Distributions	(1,026)	(2,412)
Limited partnership investments, end of period	$15,795	$15,795
Cloud Computing Arrangements
The Company defers implementation costs incurred in cloud computing arrangements and amortizes these costs over the term of the arrangement.
Other Investments
The Company's venture fund, SEI Ventures, makes investments in education tech start-ups focused on transformational technologies that improve student success. These investments are accounted for at cost less impairment as they do not have readily determinable fair value.

12.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
Trade payables	$47,503	$64,049
Accrued compensation and benefits	33,924	33,160
Accrued student obligations	4,580	4,017
Real estate liabilities	751	668
Other	4,070	2,848
Accounts payable and accrued liabilities	$90,828	$104,742
13.    Long-Term Debt
On November 3, 2020, the Company entered into an amended credit facility ("Amended Credit Facility"), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides the Company with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in the future in an aggregate amount of up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company's leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. The maturity date of the Amended Credit Facility is November 3, 2025. The Company paid approximately $1.9 million in debt financing costs associated with the Amended Credit Facility, and these costs are being amortized on a straight-line basis over the five-year term of the Amended Credit Facility.
Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00% depending on the Company’s leverage ratio. The Company also is subject to a quarterly unused commitment fee ranging from 0.20% to 0.30% per annum depending on the Company’s leverage ratio, times the daily unused amount under the Revolver.
The Amended Credit Facility is guaranteed by all domestic subsidiaries, subject to certain exceptions, and secured by substantially all of the assets of the Company and its subsidiary guarantors. The Amended Credit Facility contains customary affirmative and negative covenants, representations, warranties, events of default, and remedies upon default, including acceleration and rights to foreclose on the collateral securing the Amended Credit Facility. In addition, the Amended Credit Facility requires that the Company satisfy certain financial maintenance covenants, including:
•A leverage ratio of not greater than 2.00 to 1.00. Leverage ratio is defined as the ratio of total debt (net of unrestricted cash in an amount not to exceed $150 million) to trailing four-quarter EBITDA.
•A coverage ratio of not less than 1.75 to 1.00. Coverage ratio is defined as the ratio of trailing four-quarter EBITDA and rent expense to trailing four-quarter interest and rent expense.
•A U.S. Department of Education (“Department” or "Department of Education") Financial Responsibility Composite Score of not less than 1.0 for any fiscal year and not less than 1.5 for any two consecutive fiscal years.
The Company was in compliance with all the covenants of the Amended Credit Facility at December 31, 2020.
As of December 31, 2020, the Company had $141.8 million outstanding under the Revolving Credit Facility. Approximately $3.8 million is denominated in Australian dollars. The Company had no borrowings under the Revolving Credit Facility during 2018 and 2019.
During the years ended December 31, 2018, 2019 and 2020, the Company paid $0.4 million, $0.5 million and $1.0 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.

14.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
Contract liabilities, net of current portion	$30,925	$34,866
Asset retirement obligations	1,961	7,647
Deferred payments related to acquisitions	4,963	715
Employee separation costs	1,838	—
Other	1,764	2,827
Other long-term liabilities	$41,451	$46,055
Contract Liabilities
As discussed in Note 4, in connection with its student tuition contracts, the Company has an obligation to provide free classes in the future should certain eligibility conditions be maintained (the Graduation Fund). Long-term contract liabilities represent the amount of revenue under these arrangements that the Company expects will be realized after one year.
Asset Retirement Obligations
Certain of the Company's lease agreements require the leased premises to be returned in a predetermined condition. As of December 31, 2020, approximately $5.8 million relates to asset retirement obligation assumed in the ANZ acquisition.
Deferred Payments Related to Acquisitions
In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers. The deferred payment arrangements are valued at approximately $2.2 million and $0.7 million as of December 31, 2019 and 2020, respectively. In addition, one of the sellers contributed $2.8 million to the Company representing the seller’s continuing interest in the assets acquired. The seller's continuing interest terminated following the final one-time cash payment that the Company made related to the JWMI perpetual license agreement (as discussed in Note 11).
Employee Separation Costs
Severance and other employee separation costs to be paid after one year.
15.    Equity Awards
On November 6, 2018, the Company’s shareholders approved the Strategic Education, Inc. 2018 Equity Compensation Plan (the “2018 Plan”), which replaced the Strayer Education, Inc. 2015 Equity Compensation Plan (the “2015 Plan”). The 2018 Plan provides for the granting of restricted stock, restricted stock units, stock options intended to qualify as incentive stock options, options that do not qualify as incentive stock options, and other forms of equity compensation and performance-based awards to employees, officers, and directors of the Company, or to a consultant or advisor to the Company, at the discretion of the Board of Directors. Vesting provisions are at the discretion of the Board of Directors. Options may be granted at option prices based at or above the fair market value of the shares at the date of grant. The maximum term of the awards granted under the 2018 Plan is ten years. The number of shares of common stock authorized for issuance under the 2018 Plan is 700,000, plus the number of shares available for grant under the 2015 Plan at the time of stockholder approval of the 2018 Plan, plus the number of shares which may in the future become available under the 2015 Plan due to forfeitures of outstanding awards. As of December 31, 2020, the Company has issued and outstanding awards under the 2018 Plan as well as the 2015 Plan, the Capella Education Company 2005 Stock Incentive Plan, and the Capella Education Company 2014 Equity Incentive Plan (collectively, the “Prior Plans”).
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

Restricted Stock and Restricted Stock Units
The table below sets forth the restricted stock and restricted stock units activity for each of the three years in the period ended December 31, 2020:

	Number of shares or units	Weighted- average grant price
Balance, December 31, 2017	716,128	$99.65
Grants	159,005	93.30
Awards assumed through acquisition of CEC	136,324	118.29
Vested shares	(236,164)	76.78
Forfeitures	(37,343)	83.69
Balance, December 31, 2018	737,950	114.43
Grants	158,748	128.87
Vested shares	(393,588)	141.75
Forfeitures	(34,160)	79.02
Balance, December 31, 2019	468,950	98.98
Grants	150,107	140.39
Vested shares	(116,724)	69.94
Forfeitures	(7,364)	130.68
Balance, December 31, 2020	494,969	$117.91
Stock Options
The table below sets forth the stock option activity and other stock option information for each of the three years in the period ended December 31, 2020:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value(1) (in thousands)
Balance, December 31, 2017	100,000	$51.95	3.1	$3,763
Grants	—	—
Awards assumed through acquisition of CEC	319,846	66.98
Exercises	(162,831)	58.11
Forfeitures/Expirations	(769)	51.96
Balance, December 31, 2018	256,246	66.80	7.0	11,947
Grants	—	—
Exercises	(208,114)	67.61
Forfeitures/Expirations	(2,036)	58.38
Balance, December 31, 2019	46,096	63.49	5.2	4,398
Grants	—	—
Exercises	(20,522)	60.62
Forfeitures/Expirations	—	—
Balance, December 31, 2020	25,574	$65.80	5.0	$755
Exercisable, December 31, 2020	20,954	$60.98	4.8	$720
__________________________________________________________________________
(1)The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the respective trading day and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holder had all options been exercised on the respective trading day. The amount of intrinsic value will change based on the fair market value of the Company’s common stock.
The Company received $8.6 million, paid $1.8 million, and received $1.2 million of net cash proceeds related to stock options exercised during the years ended December 31, 2018, 2019, and 2020, respectively. The aggregate intrinsic value of the stock options exercised during the years ended December 31, 2018, 2019, and 2020 was $11.3 million, $17.4 million and $2.0 million, respectively.
Valuation and Expense Information under Stock Compensation Topic ASC 718
At December 31, 2020, total stock-based compensation cost which has not yet been recognized was $30.0 million for unvested restricted stock, restricted stock units, and stock option awards. This cost is expected to be recognized over the next 1.9 years on a weighted-average basis. Approximately 308,000 shares of restricted stock awards are subject to performance conditions. The accrual for stock-based compensation for performance awards is based on the Company’s estimates that such performance criteria are probable of being achieved over the respective vesting periods. Such a determination involves judgment surrounding the Company’s ability to maintain regulatory compliance. If the performance targets are not reached during the respective vesting period, or it is determined it is more likely than not that the performance criteria will not be achieved, related compensation expense is adjusted.
The following table reflects the amount of stock-based compensation expense recorded in each of the expense line items for the years ended December 31, 2018, 2019, and 2020 (in thousands):

	2018	2019	2020
Instructional and support costs	$2,588	$3,823	$5,111
General and administration	10,702	7,970	9,499
Merger and integration costs	2,242	367	—
Stock-based compensation expense included in operating expense	15,532	12,160	14,610
Tax benefit	3,922	3,126	3,771
Stock-based compensation expense, net of tax	$11,610	$9,034	$10,839
During the years ended December 31, 2018, 2019, and 2020, the Company recognized tax windfalls related to share-based payment arrangements of approximately $3.5 million, $4.0 million, and $2.8 million, respectively, which were adjustments to the provision (benefit) for income taxes.
16.    Other Employee Benefit Plans
The Company sponsors the Strategic Education, Inc. 401(k) Plan, which covers all eligible employees of the Company. Effective January 1, 2021, participants may voluntarily contribute up to $19,500 of their base compensation annually. The Company makes discretionary contributions to participants of the Strategic Education, Inc. 401(k) Plan through a Company match of 100% on the first 2%, and 50% on the next 2%, of the employee contributions, for a maximum company match of 3%. The Company’s contributions to these plans totaled $3.5 million, $7.2 million and $7.6 million for the years ended December 31, 2018, 2019, and 2020, respectively.
Pursuant to local laws, ANZ is required to make contributions on behalf of its employees for post-retirement benefits. In addition, ANZ has recorded a liability for long service leave, an entitlement for which employees meeting certain requirements are eligible for extended paid leave. In 2020, the Company incurred $1.5 million in expense for these arrangements for the benefit of ANZ employees.
In May 1998, the Company adopted the Strayer Education, Inc. Employee Stock Purchase Plan (“ESPP”). Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at 90% of its market value at the date of purchase. Purchases are limited to 10% of an employee’s eligible compensation. The aggregate number of shares of common stock that may be made available for purchase by participating employees under the ESPP is 2,500,000 shares. Shares purchased in the open market for employees for the years ended December 31, 2018, 2019, and 2020 were as follows:

	Shares purchased	Average price per share
2018	4,647	$100.34
2019	4,918	$126.83
2020	7,274	$112.65
17.    Stock Repurchase Plan
In November 2003, the Company’s Board of Directors authorized the Company to repurchase up to an aggregate of $15 million in value of common stock in open market purchases from time to time at the discretion of the Company’s management depending on market conditions and other corporate considerations. The Company’s Board of Directors amended the program on various dates, increasing the repurchase amount authorized and extending the expiration date. At December 31, 2020, $250 million of the Company’s share repurchase authorization was remaining for repurchases through December 31, 2021. All of the Company’s share repurchases were effected in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. This stock repurchase plan may be modified, suspended, or terminated at any time by the Company without notice.
Repurchases of common stock are recorded as a reduction to additional paid-in capital in an amount equal to the price at which the repurchased shares were originally sold, with any excess cash paid to repurchase the shares being recorded as a reduction to retained earnings. During the year ended December 31, 2020, the Company invested $0.2 million to repurchase 1,769 shares of common stock on the open market under the stock repurchase plan at an average price per share of $139.78. No shares were repurchased on the open market under the stock repurchase plan during the years ended December 31, 2018 and 2019.
18.    Commitments and Contingencies
Strayer University and Capella University participate in various federal student financial assistance programs which are subject to audit by agencies, including the Department of Education, the Veterans Administration, and the Department of Defense. Management believes that the potential effects of audit adjustments, if any, for the periods currently under audit will not have a material adverse effect, individually or in the aggregate, on the Company’s consolidated financial position, results of operations, or cash flows.
19.    Income Taxes
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
The income tax provision (benefit) for the years ended December 31, 2018, 2019 and 2020 is summarized below (in thousands):

	2018	2019	2020
Current:
Federal	$9,069	$37,878	$31,398
State	3,785	11,584	9,786
Foreign	—	—	125
Total current	12,854	49,462	41,309
Deferred:
Federal	(13,381)	(7,009)	(8,537)
State	(2,941)	133	(538)
Foreign	—	—	(4,545)
Total deferred	(16,322)	(6,876)	(13,620)
Total provision (benefit) for income taxes	$(3,468)	$42,586	$27,689

The tax effects of the principal temporary differences that give rise to the Company’s net deferred tax liability are as follows as of December 31, 2019 and 2020 (in thousands):

	2019	2020
Lease liabilities	$27,074	$28,017
Allowance for credit losses	8,884	14,083
Contract liabilities	8,139	8,500
Loss carryforward	4,459	7,307
Other	1,955	6,713
Stock-based compensation	6,322	6,318
Other facility-related costs	489	582
Intangible assets	(65,777)	(84,515)
Property and equipment	(13,120)	(20,421)
Right-of-use lease assets	(21,673)	(19,991)
Valuation allowance	(4,694)	—
Net deferred tax liability	$(47,942)	$(53,407)
The valuation allowance for deferred tax assets as of December 31, 2019 was $4.7 million and was primarily related to capital loss carryforwards acquired in the merger with CEC. The Company concluded that it was more likely than not that the deferred tax asset for the capital loss carryforwards would not be realized due to a lack of history of recognizing capital gains. In 2020, the capital loss carryforwards expired and the Company reversed the valuation allowance associated with the capital loss carryforwards, which resulted in the Company having no valuation allowance for deferred tax assets as of December 31, 2020. As of December 31, 2020, Loss carryforward consists of net operating losses related to the ANZ acquisition which may be carried forward indefinitely.
As of December 31, 2019 and 2020, the Company’s liabilities for unrecognized tax benefits are included in other long-term liabilities in the consolidated balance sheets. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the consolidated statements of income (loss). The Company recognized $145,000 and $64,000 of expense related to interest and penalties in 2019 and 2020, respectively. The total amount of interest and penalties included in the consolidated balance sheets was $119,000 and $45,000 as of December 31, 2019 and 2020, respectively.
The following table summarizes changes in unrecognized tax benefits, excluding interest and penalties, for the respective periods (in thousands):

	Year Ended December 31,
	2019	2020
Beginning unrecognized tax benefits	$624	$1,165
Additions for tax positions taken in the prior year	845	30
Reductions for tax positions taken in prior years	(304)	(881)
Ending unrecognized tax benefits	$1,165	$314
The Company does not anticipate significant changes to unrecognized tax benefits within the next 12 months. As of December 31, 2020, $0.2 million of the Company’s total unrecognized tax benefits would favorably affect the Company’s effective tax rate, if recognized.
A reconciliation between the Company’s statutory tax rate and the effective tax rate for the years ended December 31, 2018, 2019, and 2020 is as follows:

	2018	2019	2020
Statutory federal rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	(1.4)	4.6	5.6
Termination of deferred compensation arrangements	—	9.2	—
Transaction costs	(6.2)	—	0.6
Excess tax benefit on share-based compensation	15.5	(2.6)	(2.0)
Impact of foreign operations	—	—	(1.2)
Impairment of intangible assets	(15.3)	—	—
Other	4.5	2.2	0.3
Effective tax rate	18.1%	34.4%	24.3%
Cash payments for income taxes were $13.4 million, $48.8 million, and $45.4 million in 2018, 2019, and 2020, respectively.
20.    Segment and Geographic Information
Strategic Education is an educational services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. Strategic Education’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment. In 2020, the Company merged DevMountain into Strayer University and acquired ANZ, which resulted in a change to the way management reviews financial information and by which the Chief Operating Decision Maker evaluates performance and allocates the resources of the Company. Prior period segment disclosures have been recast to conform to the current period presentation.
The Company’s three operating segments, Strayer University, Capella University, and Australia/New Zealand, meet the quantitative thresholds to qualify as reportable segments. The Strayer University segment is comprised of Strayer University, including its programs offered through the Jack Welch Management Institute and DevMountain, as well as Hackbright Academy. The Capella University segment consists of Capella University and Sophia Learning. The Australia/New Zealand segment is comprised of Torrens University, Think Education, and Media Design School.
Revenue and operating expenses are generally directly attributable to the segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. The Company’s Chief Operating Decision Maker does not evaluate operating segments using asset information.
A summary of financial information by reportable segment (in thousands) for the years ended December 31, 2018, 2019, and 2020 is presented in the following table:

	2018	2019	2020
Revenues
Strayer University	$477,839	$536,969	$537,633
Capella University	156,346	460,168	466,639
Australia/New Zealand	—	—	23,381
Consolidated revenues	$634,185	$997,137	$1,027,653
Income (loss) from operations
Strayer University	$62,294	$103,409	$120,398
Capella University	6,314	90,713	92,638
Australia/New Zealand	—	—	(13,275)
Amortization of intangible assets	(25,694)	(61,667)	(64,225)
Merger and integration costs	(45,745)	(21,923)	(13,770)
Restructuring costs	—	—	(12,382)
Impairment of intangible assets	(19,909)	—	—
Consolidated income (loss) from operations	$(22,740)	$110,532	$109,384

The following table presents a schedule of significant non-cash items included in segment income (loss) from operations by reportable segment (in thousands):

	2018	2019	2020
Depreciation and amortization
Strayer University	$20,427	$23,956	$24,570
Capella University	7,693	18,837	18,080
Australia/New Zealand	—	—	1,930
Amortization of intangible assets	25,694	61,667	64,225
Merger and integration costs	729	401	—
Restructuring costs	—	—	349
Consolidated depreciation and amortization	$54,543	$104,861	$109,154
Stock-Based compensation
Strayer University	$11,720	$5,970	$7,292
Capella University	1,570	5,823	7,272
Australia/New Zealand	—	—	46
Merger and integration costs	2,242	367	—
Consolidated stock-based compensation	$15,532	$12,160	$14,610
Geographic Information
The Company's long-lived assets are comprised of Property and equipment, net and Right-of-use lease assets. The Company's long-lived assets by geographic area as of December 31, 2019 and 2020 were as follows (in thousands):

	December 31, 2019	December 31, 2020
United States	$201,807	$188,343
International	—	91,198
21.    Summarized Quarterly Financial Data (Unaudited)
Quarterly financial information for 2019 and 2020 is as follows (in thousands except per share data):

	Quarter
2019	First	Second	Third	Fourth
Revenues	$246,508	$245,110	$241,747	$263,772
Income from operations	25,723	27,596	20,000	37,213
Net income (loss)	11,500	24,409	16,692	28,537
Net income (loss) per share:
Basic	$0.53	$1.12	$0.77	$1.31
Diluted	$0.52	$1.10	$0.75	$1.29

	Quarter
2020	First	Second	Third	Fourth
Revenues	$265,302	$255,831	$239,026	$267,494
Income from operations	43,959	46,395	15,422	3,608
Net income	35,239	34,152	10,960	5,917
Net income per share:
Basic	$1.62	$1.57	$0.48	$0.25
Diluted	$1.60	$1.55	$0.47	$0.25
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
23.    U.S. Regulation
Consolidated Appropriations Act, 2021
On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act of 2021. Among other things, this package funded the government through September 2021, provides additional COVID-related relief, and made a number of U.S. higher education changes.
Among other things, the legislation includes a number of tax provisions, including replacing the tuition deduction with an expanded Lifetime Learning Credit, which now shares the higher income limitations of the American Opportunity Tax Credit; and extends until January 1, 2026 expanded employer provided educational assistance permitting employers to pay up to $5250 toward an employee’s federal student loans as a tax-free benefit.
The legislation also includes a number of higher education-related provisions, including: eliminating the “expected family contribution” from the Free Application for Federal Student Aid (“FAFSA”) and replacing it with a “Student Aid Index;” expanding eligibility for Pell Grants; restores Pell Grant eligibility for incarcerated student attending non-profit institutions; restores quarters/semesters of Pell eligibility to students who have successfully asserted a borrower defense to repayment; repeals the limitation on lifetime subsidized loan eligibility (known as “Subsidized Usage Limit Applies,” or SULA); and significantly simplifies the FAFSA form. The Department is expected to, but has not yet, provided institutions with guidance on the higher education provisions included in the Consolidated Appropriations Act of 2021, which take effect on July 1, 2023.
Additionally, the bill provides $22.7 billion for higher education institutions and students impacted by COVID-19, including $680.9 million (3 percent of the total) for student emergency aid for students at for-profit institutions. The Department has not yet released additional information on institutional allocation of funds, including any funding for which Capella University or Strayer University may qualify.
Veterans Health Care and Benefits Improvement Act of 2020
On January 5, 2021, President Trump signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expands student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2, under provisional approval status by the Department of Education, subject to any punitive action by a federal or state entity, facing the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits; protects students from debt collection by the Department of Veterans Affairs for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts. The legislation will require guidance from the Department of Veterans Affairs, and is effective August 21, 2021.
CARES Act
On March 27, 2020, Congress passed and President Trump signed into law the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. Among other things, the $2.2 trillion bill established some flexibilities related to the processing of federal student financial aid, established a higher education emergency fund, and created relief for some federal student loan borrowers. Through the CARES Act, Congress provided institutions of higher education relief from conducting a return to Title IV (R2T4) calculation in cases where the student withdrew because of COVID-19, including removing the requirement that the institution return unearned funds to the Department of Education and providing loan cancellation for the portion of the Direct Loan associated with a payment period that the student did not complete due to COVID-19. The CARES Act also allows institutions to exclude from satisfactory academic progress calculations any attempted credits that the student did not complete due to COVID-19, without requiring an appeal from the student. Additionally, under the legislation, institutions are permitted to transfer up to 100% of Federal Work Study funds into their Federal Supplemental Educational Opportunity Grant allocation and are granted a waiver of the 2019/2020 and 2020/2021 non-federal share institutional match. Institutions may continue to make Federal Work Study payments to student employees who are unable to meet their employment obligations due to COVID-19. The CARES Act also suspended payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. On August 8, 2020, President Trump issued a memorandum directing the Secretary of Education to take action to extend CARES Act student loan relief through December 31, 2020. On December 4, 2020, the Secretary of Education extended CARES Act student loan relief through January 31, 2021. The Department issued and will continue to issue sub-regulatory guidance to institutions regarding implementation of the provisions included in the CARES Act.
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
On July 1, 2019, the Department of Education released final gainful employment regulations, which contained a full repeal of the 2015 Regulations and became effective on July 1, 2020. Both Capella University and Strayer University implemented the July 2019 regulations early, by means permitted by the Secretary, and accordingly were not required to report gainful employment data for the 2018-2019 award year. For the period between July 2019 and July 1, 2020, Capella University and Strayer University were not required to comply with gainful employment disclosure and template publication requirements and were not required to comply with the regulation’s certification requirements with respect to programmatic accreditation and program satisfaction of prerequisites for professional licensure/state certification. We cannot predict how recent changes in the administration and Congress might affect the likelihood that gainful employment regulations are re-enacted in their previous or in an altered form.
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
On July 29, 2020, the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) held a meeting to review compliance by the Higher Learning Commission (“HLC”) with Department of Education requirements for recognized accrediting agencies. HLC is the institutional accreditor for Capella University. On June 30, 2020, the Department released a staff report that outlined HLC’s alleged noncompliance with its own policies and the Department’s regulations with regard to a change of ownership approval process for the acquisition of the Art Institute of Colorado and the Illinois Institute of Art, by Dream Center Educational Holdings. The staff report noted noncompliance in the areas of due process, consistency in decision making, and proper appeals procedures. The staff report proposed a one-year prohibition on HLC accrediting new institutions and a required compliance report on HLC’s remedial actions. NACIQI voted 9-2 to reject the staff report’s proposed sanctions, but NACIQI’s recommendation was non-binding. On October 26, 2020, a Senior Department Official ("SDO") found HLC non-compliant, in part. While the SDO required that HLC submit periodic reporting for twelve months, the SDO did not restrict HLC's scope of accreditation or ability to accredit new institutions. HLC did not appeal the Secretary's decision.
Distance Education and Innovation
On August 24, 2020, the Department of Education published final rules related to distance education and innovation to amend the sections of the institutional eligibility regulations issued under the HEA regarding establishing eligibility, maintaining eligibility, and losing eligibility. Among other changes, the final rules establish an updated definition of distance education; amend the existing definition of the credit hour; create a definition of academic engagement; and update eligibility and program design, for programs offered through the direct assessment of learning. The final rules also make operational changes to several financial aid awarding, disbursing and refunding rules, including how aid can be delivered to students enrolled in subscription period programs, such as Capella’s FlexPath offerings. The final rule will become effective July 1, 2021, with the option for early implementation. Both Capella University and Strayer University opted to early implement the final rules in December 2020.
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
In June 2019, the Department conducted an announced, on-site program review at Capella University, focused on Capella University’s FlexPath program. The review covered the 2017-2018 and 2018-2019 federal student financial aid years. The Department issued its preliminary report on November 13, 2020, and Capella University responded to the report. On February 9, 2021, Capella University received the Department’s Final Program Review Determination, which closed the Program Review without further action required on the part of Capella University.
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
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of December 31, 2020, effective controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
The company completed its acquisition of Torrens University and related assets in Australia and New Zealand ("ANZ") on November 3, 2020. As a result, management has excluded this business from its assessment of internal control over financial reporting as of December 31, 2020. The total assets of ANZ that were excluded from management's assessment represented approximately 10% of the company's total assets as of December 31, 2020. The total revenues of ANZ that were excluded from the assessment represented approximately 2% of the company's total revenues for the year ended December 31, 2020.
Under the supervision, and with the participation of the Company’s principal executive officer and principal financial officer, the Company’s management assessed the effectiveness of the registrant’s internal control over financial reporting as of December 31, 2020, based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears herein.
Changes in Internal Controls over Financial Reporting
During the quarter ended December 31, 2020, there have not been any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
On February 22, 2021, Thomas J. Aprahamian, 52, the Company’s Senior Vice President, Controller and Chief Accounting Officer, informed the Company of his decision to resign from those positions effective March 22, 2021 to serve the Company in a different position.
On February 26, 2021, the Company announced that Tal Darmon, age 46, will join the Company as Senior Vice President, Controller and Chief Accounting Officer on March 22, 2021. Mr. Darmon currently serves as Chief Accounting Officer of Laureate Education, Inc., a position he has held since December 2016. Prior to serving as Chief Accounting Officer, he served at Laureate as Global Corporate Controller from August 2015 to December 2016. Mr. Darmon has no family relationship with any directors or executive officers of the Company, nor are there any arrangements or understandings between Mr. Darmon and any other persons pursuant to which he was selected as an officer of the Company. In connection with his appointment, Mr. Darmon will receive a base salary of $400,000 per year; a one-time signing bonus of $300,000 paid in two equal installments at hire and 6 months after service begins, subject to a clawback for termination within 24 months of hire; and a one-time equity award grant of $300,000 with shares cliff-vesting on the fourth anniversary of the grant date. In addition, Mr. Darmon will be eligible to participate in the compensation programs described under “Compensation Discussion and Analysis” in the Company’s proxy statement relating to its 2020 annual meeting of stockholders filed with the SEC on March 16, 2020, which description is incorporated herein by reference. Mr. Aprahamian will remain the Company’s principal accounting officer until March 22, 2021.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance
The following table sets forth certain information with respect to the Company’s directors, executive officers, and significant employees:

Name	Age	Position
Directors:
Robert S. Silberman	63	Executive Chairman
J. Kevin Gilligan	66	Vice Chairman
Robert R. Grusky	63	Presiding Independent Director
Dr. Charlotte F. Beason	73	Director
Rita D. Brogley	55	Director
Dr. John T. Casteen III	77	Director
H. James Dallas	62	Director
Nathaniel C. Fick	43	Director
Jerry L. Johnson	50	Director
Karl McDonnell	54	Director, Chief Executive Officer
G. Thomas Waite, III	69	Director

Executive Officers:
Daniel W. Jackson	46	Executive Vice President and Chief Financial Officer
Lizette B. Herraiz	46	Senior Vice President and General Counsel
Christa E. Hokenson	50	Senior Vice President, Chief Human Resources Officer
Directors
Mr. Robert S. Silberman has been a Director of the Company since March 2001. He was Chairman of the Board from February 2003 to 2013 and Chief Executive Officer from March 2001 to 2013. Mr. Silberman was named Executive Chairman of the Board in 2013. From 1995 to 2000, Mr. Silberman served in a variety of senior management positions at CalEnergy Company, Inc., including as President and Chief Operating Officer. From 1993 to 1995, Mr. Silberman was Assistant to the Chairman and Chief Executive Officer of International Paper Company. From 1989 to 1993, Mr. Silberman served in several senior positions in the U.S. Department of Defense, including as Assistant Secretary of the Army. Since 2014, he has served as a Managing Director of Equity Group Investments. He also serves as the Chairman of the Board of Directors of Par Pacific Holdings and as Lead Director of the Board of Covanta Holding Company, and previously served on the Board of Twenty-First Century Fox, Inc. from 2013 to 2019. He is a member of the Council on Foreign Relations. Mr. Silberman holds a bachelor’s degree in history from Dartmouth College and a master’s degree in international policy from The Johns Hopkins University.
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
Ms. Rita D. Brogley is an experienced executive and entrepreneur in both early stage and large public companies. From 2016 to 2019, Ms. Brogley was the Head of Global Enterprise Partnerships for Facebook's Messaging Platforms. Prior to that, Ms. Brogley served as President and CEO of MyBuys, a marketing technology company, from 2012 until its merger with Magnetic in 2015. From 2008 to 2011, Ms. Brogley was the CEO of Amadesa, a technology provider of website testing and optimization, and from 2000 to 2002, she served as the President and CEO of Moxi Digital, a digital home software and hardware company. Ms. Brogley served as Director of Business Development and Marketing Europe for Microsoft TV from 1997 to 2000 and was a management consultant with Bain and Company from 1995 to 1997. Ms. Brogley presently serves on the Board of Trinity Health, a healthcare system with headquarters in Michigan. Ms. Brogley served on the Board of Capella Education Company from 2014 until her appointment to the Board of Strategic Education, Inc. on August 1, 2018. She is the Chair of the Compensation Committee. Ms. Brogley holds a bachelor’s degree in industrial engineering from Northwestern University and a master’s degree in business administration from the Harvard Business School.
Dr. John T. Casteen III is the President Emeritus and a retired University Professor and Professor of English at the University of Virginia, where he taught literature, cultural history, and public policy. He served as President of the University of Virginia from 1990 through 2010. He was President of the University of Connecticut from 1985 to 1990. From 1982 to 1985, Dr. Casteen served as the Secretary of Education for the Commonwealth of Virginia. Dr. Casteen is on the board of directors of Altria Group, Inc. Dr. Casteen is also director of a number of charitable and privately-held business entities, including ECHO 360. He has chaired the boards of both the College Entrance Examination Board and the Association of American Universities. Dr. Casteen has been a member of the Board since 2011, and is on the Nominating Committee and Compensation Committee of the Board. Dr. Casteen holds a bachelor’s degree, master’s degree and a Ph.D. in English from the University of Virginia, as well as several honorary degrees, including degrees from the Universities of Athens (Greece) and Edinburgh (Scotland) and two community colleges in Virginia.
Mr. H. James Dallas has been an independent consultant since September 2013, focusing on information technology strategy, risk, and change management through James Dallas & Associates. From March 2006 until September 2013, Mr. Dallas was with Medtronic Public Limited Company, a manufacturer of cardiac and other specialized medical devices. He was responsible for various aspects of Medtronic’s operations, serving first as Medtronic’s Senior Vice President and Chief Information Officer and most recently, from 2008 to 2013, as Senior Vice President, Quality and Operations. Prior to joining Medtronic, Mr. Dallas was with Georgia-Pacific Corporation, a maker of tissue, pulp, paper, packaging, building products and related chemicals, from 1984 to 2006. While at Georgia-Pacific, Mr. Dallas held various roles of increasing responsibility, ending his career with Georgia-Pacific as its Vice President and Chief Information Officer from 2002 to 2006. In addition, Mr. Dallas also serves as a director of the non-profits Grady Memorial Hospital Corporation and the Atlanta Community Food Bank. Prior to joining the Board of Strategic Education on August 1, 2018, on which he serves as a member of the Audit Committee, he served on the Board of Capella Education Company. He also serves on the boards of KeyCorp and Centene Corporation, and formerly served on the board of WellCare Health Plans, Inc. from September 2016 until its acquisition by Centene in January 2020. Mr. Dallas holds a bachelor’s degree in accounting from the University of South Carolina-Aiken, and a master’s of business administration from Emory University.
Mr. Nathaniel C. Fick leads Elastic NV's information security business as the General Manager of Elastic Security. Previously, he was CEO of Endgame from 2012 through its acquisition by Elastic (NYSE: ESTC) in 2019. He also led Endgame’s professional services business through its acquisition by Accenture in 2017. Mr. Fick spent nearly a decade as an operating partner at Bessemer Venture Partners, where he worked with management teams to build durable businesses. Mr. Fick writes and speaks regularly on entrepreneurship, leadership, corporate governance, and technology issues, and his commentary has been featured in the New York Times, Washington Post, Bloomberg, CNBC, NPR and CNN. He was named by Fast Company magazine as one of the “100 Most Creative People in Business” and Endgame was selected by Forbes as one of the “100 Best Cloud Companies in the World.” Mr. Fick started his career as a Marine Corps infantry and reconnaissance officer, including combat tours in Afghanistan and Iraq. His book about that experience, One Bullet Away, was a New York Times bestseller, a Washington Post "Best Book of the Year," and one of the Military Times' "Best Military Books of the Decade." Mr. Fick graduated with high honors in Classics from Dartmouth College and holds an MPA from the Harvard Kennedy School and MBA from the Harvard Business School. He serves as a Trustee of Dartmouth, and as a member of the Military and Veterans Advisory Council at JPMorgan Chase & Co. Mr. Fick was elected to the Board in 2016, and serves as the Chair of the Audit Committee.
Mr. Jerry L. Johnson is Senior Vice President of Strategy, Corporate Development and Investor Relations at EnPro Industries, a leading technology company using materials science to push the boundaries of the semiconductor, life sciences, and other technology-enabled sectors. Mr. Johnson is a founding member and previously served as a Partner at RLJ Equity Partners since 2007. His career also includes service as a White House Fellow, and as a management consultant at McKinsey & Company. Mr. Johnson previously served on the Board of Directors of Command Security Corporation from 2017 through February of 2019. Mr. Johnson graduated from the University of Tennessee with a bachelor’s degree in chemical engineering, holds an MBA from Harvard Business School, and serves on The Council of Foreign Relations. Mr. Johnson was elected to Board on November 3, 2020, with service beginning on January 4, 2021, and serves on the Audit Committee.
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
Mr. G. Thomas Waite, III, now retired, was the Treasurer and Chief Financial Officer of the Humane Society of the United States from 1997 until January 2020. Prior to that, he served as Controller beginning in 1993. In 1992, Mr. Waite was the Director of Commercial Management of The National Housing Partnership. Mr. Waite has served on the Board since 1996, is a member of the Audit Committee and the Compensation Committee, and is a former member of the Strayer University Board of Trustees. Mr. Waite holds a bachelor’s degree in commerce from the University of Virginia and is a Certified Public Accountant, and a Chartered Global Management Accountant. Mr. Waite is a leader in philanthropy and the non-profit sector, which is the Company’s indispensable partner in fulfilling our mission of providing quality education to working adults.
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
Additional information responsive to this item is hereby incorporated by reference from the sections titled “Election of Directors,” “Board Structure,” “Code of Ethics” and “Delinquent Section 16(a) Reports” contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2020.

Item 11.    Executive Compensation
The information required by this Item is hereby incorporated by reference from the sections entitled “Compensation Discussion and Analysis” and the related tables and narrative thereto, “Director Compensation” and the related tables thereto, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2020.
Item 12.    Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is hereby incorporated by reference from the section entitled “Beneficial Ownership of Common Stock” and “Securities Authorized for Issuance Under Equity Compensation Plans” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2020.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is hereby incorporated by reference from the sections entitled “Board Structure” and “Certain Transactions with Related Parties” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2020.
Item 14.    Principal Accounting Fees and Services
The information required by this Item is hereby incorporated by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm” to be contained in the Company’s Proxy Statement, which will be filed no later than 120 days following December 31, 2020.
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

2.2*	Sale and Purchase Agreement - Side Letter, dated November 3, 2020, between the Company, SEI Newco, Inc., LEI AMEA INVESTMENTS B.V. and Laureate Education, Inc.

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).

4.1
Specimen Stock Certificate (incorporated by reference to Exhibit 4.01 of Amendment No. 3 to the Company’s Registration Statement on Form S-1 (File No. 333-3967) filed with the Commission on July 16, 1996).

4.2
Description of the Company's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed with the Commission on March 2, 2020).

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

10.4
Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement and Amendment to Other Loan Documents, dated November 3, 2020, among Strategic Education Inc., certain subsidiaries of Strategic Education Inc. party thereto as subsidiary guarantors, Truist Bank, as Administrative Agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 5, 2020).

10.5
Supplement and Joinder Agreement, dated as of July 2, 2015, among the Company, Strayer University, LLC, SunTrust Bank, as Administrative Agent, and other lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on July 8, 2015).

10.6
Supplement Agreement, dated August 10, 2020, among the Company, certain of its subsidiaries party thereto as subsidiary loan parties, Truist Bank, as administrative agent, and Truist Bank and Bank of America, N.A., as lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 10, 2020).

10.7†
Employment Agreement, dated as of April 6, 2001, between Strayer Education, Inc. and Robert S. Silberman (incorporated by reference to Exhibit 10.03 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 28, 2002).

10.8†
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

10.14†
Form of Restricted Stock Award Agreement — Performance Based — under the 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.15†
Form of Restricted Stock Award Agreement – Non-Employee Director – under the 2018 Equity Compensation Plan (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.16†*	Form of Restricted Stock Award Agreement — Performance Based — under the 2018 Equity Compensation Plan (2021).

10.17†*	Form of Restricted Stock Award Agreement – Non-Employee Director – under the 2018 Equity Compensation Plan (2021).

10.18†
Capella Education Company 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to Capella Education Company’s definitive Proxy Statement (File No. 1-33140) for its 2014 annual meeting of shareholders filed with the Commission on March 24, 2014).

10.19†
Form of Restricted Stock Award Agreement – Performance Based – under the Capella Education Company 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.20†
Form of Restricted Stock Award Agreement – Non-Employee Director – under the Capella Education Company 2014 Equity Compensation Plan (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (File No. 000-21039) filed with the Commission on March 1, 2019).

10.21†*	Form of Restricted Stock Award Agreement — Performance Based — under the Capella Education Company 2014 Equity Compensation Plan (2021).

10.22†*	Form of Restricted Stock Award Agreement — Non-Employee Director — under the Capella Education Company 2014 Equity Compensation Plan (2021).

21.1*	Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney (included in signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Act.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Act.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: March 1, 2021

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

SIGNATURES	TITLE	DATE

/s/ Robert S. Silberman	Executive Chairman	March 1, 2021
Robert S. Silberman

/s/ J. Kevin Gilligan	Vice Chairman	March 1, 2021
J. Kevin Gilligan

/s/ Karl McDonnell	Chief Executive Officer and Director	March 1, 2021
Karl McDonnell	(Principal Executive Officer)

/s/ Daniel W. Jackson	Chief Financial Officer	March 1, 2021
Daniel W. Jackson	(Principal Financial Officer)

/s/ Thomas J. Aprahamian	Controller and Chief Accounting Officer	March 1, 2021
Thomas J. Aprahamian	(Principal Accounting Officer)

/s/ Charlotte F. Beason	Director	March 1, 2021
Charlotte F. Beason

/s/ Rita D. Brogley	Director	March 1, 2021
Rita D. Brogley

/s/ John T. Casteen, III	Director	March 1, 2021
John T. Casteen, III

/s/ H. James Dallas	Director	March 1, 2021
H. James Dallas

/s/ Nathaniel C. Fick	Director	March 1, 2021
Nathaniel C. Fick

/s/ Robert R. Grusky	Director	March 1, 2021
Robert R. Grusky

/s/ Jerry L. Johnson	Director	March 1, 2021
Jerry L. Johnson

/s/ G. Thomas Waite, III	Director	March 1, 2021
G. Thomas Waite, III