Form 10-Q
period 2021-03-31
Strategic Education, Inc.
filed 2021-04-30
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of April 16, 2021, there were outstanding 24,651,205 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2020	March 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$187,509	$238,290
Marketable securities	7,557	6,455
Tuition receivable, net	50,169	63,469
Income taxes receivable	1,429	—
Other current assets	39,458	44,714
Total current assets	286,122	352,928
Property and equipment, net	158,854	164,277
Right-of-use lease assets	120,687	142,998
Marketable securities, non-current	30,270	29,280
Intangible assets, net	326,420	308,190
Goodwill	1,318,526	1,311,487
Other assets	54,928	60,282
Total assets	$2,295,807	$2,369,442

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$104,742	$97,448
Income taxes payable	—	11,350
Contract liabilities	60,501	108,073
Lease liabilities	34,809	32,886
Total current liabilities	200,052	249,757
Long-term debt	141,823	141,798
Deferred income tax liabilities	53,407	44,264
Lease liabilities, non-current	106,151	152,981
Other long-term liabilities	46,055	44,717
Total liabilities	547,488	633,517
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,418,939 and 24,651,205 shares issued and outstanding at December 31, 2020 and March 31, 2021, respectively	244	247
Additional paid-in capital	1,519,549	1,521,145
Accumulated other comprehensive income	48,880	40,064
Retained earnings	179,646	174,469
Total stockholders’ equity	1,748,319	1,735,925
Total liabilities and stockholders’ equity	$2,295,807	$2,369,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended March 31,
	2020	2021
Revenues	$265,302	$290,336
Costs and expenses:
Instructional and support costs	132,936	152,805
General and administration	69,226	86,845
Amortization of intangible assets	15,417	19,407
Merger and integration costs	3,764	1,012
Restructuring costs	—	18,267
Total costs and expenses	221,343	278,336
Income from operations	43,959	12,000
Other income	2,123	2,167
Income before income taxes	46,082	14,167
Provision for income taxes	10,843	4,590
Net income	$35,239	$9,577
Earnings per share:
Basic	$1.62	$0.40
Diluted	$1.60	$0.40
Weighted average shares outstanding:
Basic	21,810	23,974
Diluted	22,071	24,153
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended March 31,
	2020	2021
Net income	$35,239	$9,577
Other comprehensive income:
Foreign currency translation adjustment	—	(8,712)
Unrealized gains (losses) on marketable securities, net of tax	20	(104)
Comprehensive income	$35,259	$761
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2019	21,964,809	$220	$1,309,438	$152,819	$233	$1,462,710
Impact of adoption of new accounting standard	—	—	—	(3,311)	—	(3,311)
Stock-based compensation	—	—	3,025	—	—	3,025
Exercise of stock options, net	14,315	—	847	—	—	847
Issuance of restricted stock, net	236,232	2	(25,799)	—	—	(25,797)
Repurchase of common stock	(1,769)	—	(105)	(142)	—	(247)
Common stock dividends ($0.60 per share)	—	—	—	(13,339)	—	(13,339)
Unrealized gains on marketable securities, net of tax	—	—	—	—	20	20
Net income	—	—	—	35,239	—	35,239
Balance at March 31, 2020	22,213,587	$222	$1,287,406	$171,266	$253	$1,459,147

	For the three months ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2020	24,418,939	$244	$1,519,549	$179,646	$48,880	$1,748,319
Stock-based compensation	—	—	3,868	32	—	3,900
Exercise of stock options, net	799	—	70	—	—	70
Issuance of restricted stock, net	231,467	3	(2,342)	—	—	(2,339)
Common stock dividends ($0.60 per share)	—	—	—	(14,786)	—	(14,786)
Foreign currency translation adjustment	—	—	—	—	(8,712)	(8,712)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(104)	(104)
Net income	—	—	—	9,577	—	9,577
Balance at March 31, 2021	24,651,205	$247	$1,521,145	$174,469	$40,064	$1,735,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2020	2021
Cash flows from operating activities:
Net income	$35,239	$9,577
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	83	138
Amortization of investment discount/premium	65	24
Depreciation and amortization	25,733	34,571
Deferred income taxes	(2,108)	(8,898)
Stock-based compensation	3,025	3,900
Impairment of right-of-use lease assets	453	14,388
Changes in assets and liabilities:
Tuition receivable, net	3,553	(13,417)
Other assets	(3,090)	(9,897)
Accounts payable and accrued expenses	(7,028)	(10,276)
Income taxes payable and income taxes receivable	12,314	12,777
Contract liabilities	1,901	46,872
Other liabilities	(1,445)	(978)
Net cash provided by operating activities	68,695	78,781

Cash flows from investing activities:
Purchases of property and equipment	(14,258)	(12,650)
Purchases of marketable securities	(1,863)	—
Proceeds from marketable securities	9,905	1,930
Other investments	(118)	(72)
Net cash used in investing activities	(6,334)	(10,792)

Cash flows from financing activities:
Common dividends paid	(13,327)	(14,778)
Net payments for stock awards	(25,089)	(2,326)
Repurchase of common stock	(247)	—
Net cash used in financing activities	(38,663)	(17,104)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(866)
Net increase in cash, cash equivalents, and restricted cash	23,698	50,019
Cash, cash equivalents, and restricted cash — beginning of period	420,497	202,020
Cash, cash equivalents, and restricted cash — end of period	$444,195	$252,039
Noncash transactions:
Non-cash additions to property and equipment	$1,392	$7,526
Right-of-use lease assets obtained in exchange for operating lease liabilities	$3,504	$46,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Nature of Operations
Strategic Education, Inc. (“Strategic Education” or the “Company”), a Maryland corporation, is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. Strategic Education’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment. As discussed in Note 2 and Note 3, the Company completed its acquisition of Torrens University and associated assets in Australia and New Zealand ("ANZ") on November 3, 2020.
As discussed in Note 15, beginning in the first quarter of 2021 the Company changed the way management accounts for and reports financial information relied on by the Chief Operating Decision Maker ("CODM") to evaluate performance and allocate the resources of the Company. The Company's revised organizational structure includes the following three operating and reportable segments: (1) U.S. Higher Education, which is primarily comprised of the Company's previous Strayer University and Capella University segments and is focused on providing flexible and affordable certificate and degree programs to working adults; (2) Alternative Learning, a new segment that is primarily focused on developing and maintaining relationships with large employers to build employee education benefits programs; and (3) Australia/New Zealand, which provides certificate and degree programs in Australia and New Zealand. The Australia/New Zealand segment was not changed as a result of the Company's reorganization. Financial reporting under the new structure began in the first quarter of 2021. Prior period segment disclosures have been restated to conform to the current period presentation.
2.    Significant Accounting Policies
Financial Statement Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements.
On November 3, 2020, the Company completed its acquisition of ANZ, whereby the Company was deemed the acquirer in the business combination for accounting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, the financial results of the Company as of and for any periods ended prior to November 3, 2020 do not include the financial results of ANZ and therefore are not directly comparable.
All information as of March 31, 2020 and 2021, and for the three months ended March 31, 2020 and 2021 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date. Certain amounts in the prior period financial statements have been reclassified to conform to the current period's presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.
Below is a description of the nature of the costs included in the Company’s operating expense categories.
Instructional and support costs ("I&SC") generally contain items of expense directly attributable to activities that support students. This expense category includes salaries and benefits of faculty and academic administrators, as well as admissions and administrative personnel who support and serve student interests. Instructional and support costs also include course development costs and costs associated with delivering course content, including educational supplies, facilities, and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instructional and support costs.
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

Amortization of intangible assets consists of amortization and depreciation expense related to intangible assets and software assets acquired through the Company's merger with Capella Education Company ("CEC") and the Company's acquisition of ANZ.
Merger and integration costs include integration expenses associated with the Company's merger with CEC, and transaction and integration expenses associated with the Company's acquisition of ANZ.
Restructuring costs include severance and other personnel-related expenses from voluntary and involuntary employee terminations, as well as early lease termination costs and impairments of right-of-use lease assets and fixed assets associated with vacating leased space in connection with the Company's restructuring plans. See Note 5 for additional information.
Foreign Currency Translation and Transaction Gains and Losses
The United States Dollar ("USD") is the functional currency of the Company and its subsidiaries operating in the United States. The financial statements of its foreign subsidiaries are maintained in their functional currencies. The functional currency of each of the foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Financial statements of foreign subsidiaries are translated into USD using the exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated into USD using the period-end spot foreign exchange rates. Income and expenses are translated at the weighted-average exchange rates in effect during the period. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income within shareholders’ equity.
For any transaction that is in a currency different from the entity’s functional currency, the Company records a net gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled), in the unaudited condensed consolidated statements of income.
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from Strayer University or Capella University during the academic term. The Company had approximately $0.1 million and $0.3 million of these unpaid obligations as of December 31, 2020 and March 31, 2021, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until that student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2020 and March 31, 2021, the Company had approximately $13.9 million and $12.9 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of March 31, 2020 and 2021 (in thousands):

	As of March 31,
	2020	2021
Cash and cash equivalents	$442,845	$238,290
Restricted cash included in other current assets	850	13,249
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$444,195	$252,039
Tuition Receivable and Allowance for Credit Losses
The Company adopted Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326") on January 1, 2020, which revised the accounting requirements related to the measurement of credit losses and requires organizations to measure all expected credit losses for financial assets based on historical experience, current conditions, and reasonable and supportable forecasts about collectability.

The Company records tuition receivable and contract liabilities for its students upon the start of the academic term or program. Tuition receivables are not collateralized; however, credit risk is minimized as a result of the diverse nature of the Company's student bases and through the participation of the majority of the students in federally funded financial aid programs. An allowance for credit losses is established based upon historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of estimated recoveries. These collection rates incorporate historical performance based on a student’s current enrollment status, likelihood of future enrollment, degree mix trends and changes in the overall economic environment. In the event that current collection trends differ from historical trends, an adjustment is made to the allowance for credit losses and bad debt expense.
The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020	March 31, 2021
Tuition receivable	$99,942	$112,648
Allowance for credit losses	(49,773)	(49,179)
Tuition receivable, net	$50,169	$63,469

Approximately $3.6 million and $3.4 million of tuition receivable are included in other assets as of December 31, 2020 and March 31, 2021, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three months ended March 31, 2020 and 2021 (in thousands).

	For the three months ended March 31,
	2020	2021
Allowance for credit losses, beginning of period	$30,931	$49,773
Impact of adopting ASC 326	4,571	—
Additions charged to expense	11,171	10,822
Write-offs, net of recoveries	(8,579)	(11,416)
Allowance for credit losses, end of period	$38,094	$49,179
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,418,939 and 24,651,205 shares were issued and outstanding as of December 31, 2020 and March 31, 2021, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In February 2021, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on March 15, 2021.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three months ended March 31, 2020 and 2021 (in thousands):

	For the three months ended March 31,
	2020	2021
Weighted average shares outstanding used to compute basic earnings per share	21,810	23,974
Incremental shares issuable upon the assumed exercise of stock options	21	7
Unvested restricted stock and restricted stock units	240	172
Shares used to compute diluted earnings per share	22,071	24,153

Anti-dilutive shares excluded from the diluted earnings per share calculation	3	118
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2020 and March 31, 2021, the balance of accumulated other comprehensive income was $48.9 million, net of tax of $0.3 million and $40.1 million, net of tax of $0.3 million, respectively. There were no reclassifications out of accumulated other comprehensive income to net income for the three months ended March 31, 2021.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for credit losses, useful lives of property and equipment and intangible assets, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. During the three months ended March 31, 2020 and 2021, management estimates also include potential impacts the COVID-19 pandemic will have on student enrollment, tuition pricing, and collections in future periods. The duration and severity of the COVID-19 pandemic and its impact on the Company’s condensed consolidated financial statements is subject to uncertainty. Actual results could differ from those estimates.
Recently Issued Accounting Standards Not Yet Adopted
ASUs recently issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.
3.    Acquisition of Torrens University and Associated Assets in Australia and New Zealand
On November 3, 2020, the Company completed its acquisition of Torrens University and associated assets in Australia and New Zealand pursuant to the sale and purchase agreement dated July 29, 2020 (the "Purchase Agreement"). The acquired operations include Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to over 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design.
Pursuant to the Purchase Agreement, the aggregate consideration paid was approximately $658.4 million in cash, which reflected the original agreed upon purchase price of $642.7 million, plus a $15.7 million adjustment reflecting an estimated $11.0 million of net cash at close, and an estimated $4.7 million related to higher net working capital. These estimated adjustments are subject to a final true-up of net cash and net working capital, based on the closing accounts to be finalized by both parties.
The Company applied the acquisition method of accounting to ANZ, whereby the excess of the acquisition date fair value of consideration transferred over the fair value of identifiable net assets was allocated to goodwill. Goodwill reflects workforce and synergies expected from cost savings, operations, and revenue enhancements of the combined company that are expected to result from the acquisition. The goodwill recorded as part of the acquisition was allocated to the Australia/New Zealand reportable segment in the amount of $546.3 million, and is not deductible for tax purposes.
Through March 31, 2021, the Company has incurred $8.1 million of acquisition-related costs which have been recognized in Merger and integration costs in the unaudited condensed consolidated statements of income. These costs were primarily attributable to legal, financial, and accounting support services incurred by the Company in connection with the acquisition.
The preliminary opening balance sheet is subject to adjustment based on final assessment of the fair values of certain acquired assets and liabilities, primarily intangible assets and income taxes. As the Company finalizes its assessment of the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period. The Company reflects measurement period adjustments in the period in which the adjustments occur. During the first quarter of 2021, the Company recorded a measurement period adjustment that reduced Property and equipment, net by $0.3 million and increased goodwill by $0.3 million.
The preliminary fair value of assets acquired and liabilities assumed as well as a reconciliation to consideration transferred is presented in the table below (in thousands):

Cash and cash equivalents	$16,082
Tuition receivable	24,447
Other current assets	17,713
Property and equipment, net	41,508
Right-of-use lease assets	44,229
Intangible assets	103,161
Goodwill	546,315
Other assets	2,799
Total assets acquired	796,254
Accounts payable and accrued expenses	(33,876)
Income taxes payable	(229)
Contract liabilities	(33,309)
Lease liabilities	(9,685)
Deferred income taxes	(18,712)
Lease liabilities, non-current	(34,544)
Other long-term liabilities	(7,520)
Total liabilities assumed	(137,875)
Total consideration	$658,379
The table below presents a summary of intangible assets acquired (in thousands) and the weighted average useful lives of these assets:

	Fair Value	Weighted Average Useful Life in Years
Trade names	$68,774	Indefinite
Student relationships	34,387	3
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
4.    Revenue Recognition
The Company’s revenues primarily consist of tuition revenue arising from educational services provided in the form of classroom instruction and online courses. Tuition revenue is deferred and recognized ratably over the period of instruction, which varies depending on the course format and chosen program of study. Strayer University’s educational programs and Capella University’s GuidedPath classes typically are offered on a quarterly basis, and such periods coincide with the Company’s quarterly financial reporting periods, while Capella University’s FlexPath courses are delivered over a twelve-week subscription period. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year.
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three months ended March 31, 2020 and 2021 (in thousands):

	For the three months March 31,
	2020	2021
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$245,320	$217,477
Other(1)	10,193	9,070
Total U.S. Higher Education Segment	255,513	226,547
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	—	50,222
Other(1)	—	1,043
Total Australia/New Zealand Segment	—	51,265
Alternative Learning Segment(2)	9,789	12,524
Consolidated revenue	$265,302	$290,336
_________________________________________
(1)Other revenue is primarily comprised of academic fees, sales of course materials, placement fees and other non-tuition revenue streams.
(2)Alternative Learning revenue is primarily derived from tuition revenue.

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
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $21.9 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the three months ended March 31,
	2020	2021
Balance at beginning of period	$49,641	$53,314
Revenue deferred	7,179	6,516
Benefit redeemed	(5,608)	(5,421)
Balance at end of period	$51,212	$54,409
Unbilled receivables – Student tuition
Academic materials may be shipped to certain new undergraduate students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue are recorded. The balance of unbilled receivables related to such materials was $0.6 million as of March 31, 2021, and is included in tuition receivable.
Costs to Obtain a Contract
Certain commissions earned by third party international agents are considered incremental and recoverable costs of obtaining a contract with customers of ANZ. These costs are deferred and then amortized over the period of benefit which ranges from one year to two years.
5.    Restructuring and Related Charges
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
In the third quarter of 2020, the Company began implementing a restructuring plan in an effort to reduce the ongoing operating costs of the Company to align with changes in enrollment following the COVID-19 pandemic. Under this plan, the Company incurred severance and other employee separation costs related to voluntary and involuntary employee terminations.
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the three months ended March 31, 2020 and 2021 (in thousands):

	CEC Integration Plan	2020 Restructuring Plan	Total
Balance at December 31, 2019	$8,283	$—	$8,283
Restructuring and other charges	—	—	—
Payments	(2,708)	—	(2,708)
Adjustments	—	—	—
Balance at March 31, 2020	$5,575	$—	$5,575

Balance at December 31, 2020(1)	$1,835	$1,287	$3,122
Restructuring and other charges	—	1,190	1,190
Payments	(733)	(2,123)	(2,856)
Adjustments	—	—	—
Balance at March 31, 2021(1)	$1,102	$354	$1,456
_____________________________________
(1)The current portion of restructuring liabilities was $3.1 million and $1.5 million as of December 31, 2020 and March 31, 2021, respectively, which are included in accounts payable and accrued expenses. The long-term portion is included in other long-term liabilities.
In addition, the 2020 restructuring plan included an evaluation of the Company's owned and leased real estate portfolio, which resulted in the closure of underutilized campus and corporate offices. During the three months ended March 31, 2021, the Company recorded right-of-use lease asset and fixed asset impairment charges of approximately $14.4 million and $2.0 million, respectively, related to the campus and corporate locations closed as a result of the restructuring plan. All severance and other employee separation charges and right-of-use lease asset and fixed asset impairment charges related to the 2020 Restructuring Plan are included in Restructuring costs on the unaudited condensed consolidated statements of income.

6. Marketable Securities
The following is a summary of available-for-sale securities as of March 31, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$18,917	$324	$—	$19,241
Corporate debt securities	16,139	355	—	16,494
Total	$35,056	$679	$—	$35,735

The following is a summary of available-for-sale securities as of December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$19,924	$365	$—	$20,289
Corporate debt securities	17,086	452	—	17,538
Total	$37,010	$817	$—	$37,827
The unrealized gains on the Company’s investments in corporate debt and municipal securities as of December 31, 2020 and March 31, 2021 were caused by changes in market values primarily due to interest rate changes. As of March 31, 2021, there were no securities in an unrealized loss position for a period longer than twelve months. The Company has no allowance for credit losses related to its available-for-sale securities as all investments are in investment grade securities. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No impairment charges were recorded during the three months ended March 31, 2020 and 2021.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020	March 31, 2021
Due within one year	$7,557	$6,455
Due after one year through five years	30,270	29,280
Total	$37,827	$35,735
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the three months ended March 31, 2020 and 2021 (in thousands):

	For the three months ended March 31,
	2020	2021
Maturities of marketable securities	$9,905	$1,930
Sales of marketable securities	—	—
Total	$9,905	$1,930
The Company did not record any gross realized gains or losses in net income during the three months ended March 31, 2020 and 2021.
7.    Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$4,941	$4,941	$—	$—
Marketable securities:
Tax-exempt municipal securities	19,241	—	19,241	—
Corporate debt securities	16,494	—	16,494	—
Total assets at fair value on a recurring basis	$40,676	$4,941	$35,735	$—

Liabilities:
Deferred payments	$1,346	$—	$—	$1,346

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,841	$2,841	$—	$—
Marketable securities:
Tax-exempt municipal securities	20,289	—	20,289	—
Corporate debt securities	17,538	—	17,538	—
Total assets at fair value on a recurring basis	$40,668	$2,841	$37,827	$—

Liabilities:
Deferred payments	$1,658	$—	$—	$1,658
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2020 and March 31, 2021 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
•Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.3 million as of March 31, 2021 and is included in accounts payable and accrued expense.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2020 and 2021.
Changes in the fair value of the Company’s Level 3 liabilities during the three months ended March 31, 2020 and 2021 are as follows (in thousands):

	As of March 31,
	2020	2021
Balance as of the beginning of period	$3,257	$1,658
Amounts paid	(808)	(730)
Other adjustments to fair value	282	418
Balance at end of period	$2,731	$1,346

8.    Goodwill and Intangible Assets
Goodwill
During the three months ended March 31, 2021, the Company reallocated a portion of its goodwill to the Alternative Learning segment based on a relative fair value analysis performed using several probability weighted scenarios. The following table presents changes in the carrying value of goodwill by segment for the three months ended March 31, 2021 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Alternative Learning	Total
Balance as of December 31, 2020	$732,075	$586,451	$—	$1,318,526
Reporting unit reallocation(1)	(100,000)	—	100,000	—
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(7,301)	—	(7,301)
Adjustments to prior acquisitions(2)	—	262	—	262
Balance as of March 31, 2021	$632,075	$579,412	$100,000	$1,311,487
_____________________________________
(1)Represents the reallocation of goodwill as a result of the Company reorganizing its segments in the first quarter of 2021.
(2)Represents a measurement period adjustment recorded in the first quarter of 2021, as discussed in Note 3.
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. In connection with the reallocation of goodwill to the Alternative Learning segment, management performed an assessment and determined that no events or circumstances occurred in the three months ended March 31, 2021 to indicate an impairment to goodwill at any of its segments. There were no impairment charges related to goodwill recorded during the three month periods ended March 31, 2020 and 2021.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$202,861	$(135,703)	$67,158	$202,477	$(152,627)	$49,850
Not subject to amortization
Trade names	259,262	—	259,262	258,340	—	258,340
Total	$462,123	$(135,703)	$326,420	$460,817	$(152,627)	$308,190
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $13.8 million and $16.9 million for the three months ended March 31, 2020 and 2021, respectively.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three months ended March 31, 2021 to indicate an impairment to indefinite-lived intangible assets. There was no impairment charge related to indefinite-lived intangible assets recorded during the three months ended March 31, 2020 and 2021.

9. Other Assets

Other assets consist of the following as of December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020	March 31, 2021
Prepaid expenses, net of current portion	$22,418	$22,247
Equity method investments	15,795	17,879
Cloud computing arrangements	6,385	7,330
Other investments	2,527	2,527
Other	7,803	10,299
Other assets	$54,928	$60,282
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In the fourth quarter of 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute ("JWMI"), the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of March 31, 2021, $20.3 million of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $1.7 million across these partnerships through 2027. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the three months ended March 31, 2020 and 2021 (in thousands):

	For the three months ended March 31,
	2020	2021
Limited partnership investments, beginning of period	$15,795	$15,795
Capital contributions	118	72
Pro-rata share in the net income of limited partnerships	232	2,714
Distributions	(340)	(702)
Limited partnership investments, end of period	$15,805	$17,879
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

10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020	March 31, 2021
Trade payables	$64,049	$54,727
Accrued compensation and benefits	33,160	33,220
Accrued student obligations	4,017	4,536
Real estate liabilities	668	638
Other	2,848	4,327
Accounts payable and accrued expenses	$104,742	$97,448
11.    Long-Term Debt
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
Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00% depending on the Company’s leverage ratio. The Company also is subject to a quarterly unused commitment fee ranging from 0.20% to 0.30% per annum depending on the Company’s leverage ratio, times the daily unused amount under the Revolving Credit Facility.
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
•A U.S. Department of Education (the “Department” or "Department of Education") Financial Responsibility Composite Score of not less than 1.0 for any fiscal year and not less than 1.5 for any two consecutive fiscal years.
The Company was in compliance with all the terms of the Amended Credit Facility as of March 31, 2021.
As of December 31, 2020 and March 31, 2021, the Company had approximately $141.8 million outstanding under the Revolving Credit Facility. Approximately $3.8 million was denominated in Australian dollars as of December 31, 2020 and March 31, 2021.
During the three months ended March 31, 2020 and 2021, the Company paid $0.1 million and $0.7 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.

12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2020 and March 31, 2021 (in thousands):

	December 31, 2020	March 31, 2021
Contract liabilities, net of current portion	$34,866	$33,217
Asset retirement obligations	7,647	8,623
Deferred payments related to acquisitions	715	—
Other	2,827	2,877
Other long-term liabilities	$46,055	$44,717
Contract Liabilities
As discussed in Note 4, in connection with its student tuition contracts, the Company has an obligation to provide free classes in the future should certain eligibility conditions be maintained (the Graduation Fund). Long-term contract liabilities represent the amount of revenue under these arrangements that the Company expects will be realized after one year.
Asset Retirement Obligations
Certain of the Company's lease agreements require the leased premises to be returned in a predetermined condition. As of December 31, 2020 and March 31, 2021, approximately $5.8 million and $6.9 million, respectively, relate to asset retirement obligations for the Company's Australia and New Zealand leases.
Deferred Payments Related to Acquisitions
In connection with previous acquisitions, the Company acquired certain assets and entered into deferred payment arrangements with the sellers.
13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three months ended March 31, 2020 and 2021 (in thousands):

	For the three months ended March 31,
	2020	2021
Instructional and support costs	$1,030	$1,225
General and administration	1,995	2,675
Stock-based compensation expense included in operating expense	3,025	3,900
Tax benefit	777	1,000
Stock-based compensation expense, net of tax	$2,248	$2,900
During the three months ended March 31, 2020 and 2021, the Company recognized a windfall tax benefit related to share-based payment arrangements of approximately $2.7 million and $0.1 million, respectively, which was recorded as an adjustment to the provision for income taxes.
14.    Income Taxes

During the three months ended March 31, 2020 and 2021, the Company recorded income tax expense of $10.8 million and $4.6 million, reflecting an effective tax rate of 23.5% and 32.4%, respectively.
The Company had $0.3 million of unrecognized tax benefits as of December 31, 2020 and March 31, 2021. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $0.7 million and $0.4 million in income taxes during the three months ended March 31, 2020 and 2021, respectively.
The tax years since 2017 remain open for Federal tax examination and the tax years since 2016 remain open to examination by state and local taxing jurisdictions in which the Company is subject to taxation.

15. Segment Reporting
Strategic Education is an educational services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. Strategic Education’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment. In the first quarter of 2021, the Company changed the way management accounts for and reports financial information relied on by the Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate the resources of the Company. The Company’s revised organizational structure includes three operating and reportable segments: U.S. Higher Education (“USHE”), which is primarily comprised of the Company's previous Strayer University and Capella University segments, Alternative Learning, and Australia/New Zealand. Financial reporting under the new organizational structure began in the first quarter of 2021. Prior period segment disclosures have been recast to conform to the current period presentation.
The USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Strayer University and Capella University, including the Jack Welch Management Institute MBA, which is a unit of Strayer University. USHE also operates non-degree web and mobile application development courses through Hackbright Academy and DevMountain, the latter being a unit of Strayer University.
The Alternative Learning segment is primarily focused on developing and maintaining relationships with large employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs. The employer relationships developed by the Alternative Learning division are an important source of student enrollment for Capella University and Strayer University, and the majority of the revenue attributed to the Alternative Learning division is driven by the volume of enrollment derived from these employer relationships. Alternative Learning also generates revenue through Workforce Edge, a platform which provides employers a full-service education benefits administration solution. Lastly, Alternative Learning generates revenue through Sophia Learning, a provider of low-cost online general education courses recommended by the American Council on Education for transfer credit to other colleges and universities, and Digital Enablement Partnerships, which provide online course delivery and support capabilities related to online course delivery to other higher education institutions.
The Australia/New Zealand segment is comprised of Torrens University, Think Education and Media Design School in Australia and New Zealand, which collectively offer certificate and degree programs in business, design, education, hospitality, healthcare, and technology through campuses in Australia, New Zealand, and online.
Revenue and operating expenses are generally directly attributable to the segments. Inter-segment revenues are not presented separately, as these amounts are immaterial. The Company’s CODM does not evaluate operating segments using asset information.
A summary of financial information by reportable segment for the three months ended March 31, 2020 and 2021 is presented in the following table (in thousands):

	For the three months ended March 31,
	2020	2021
Revenues
U.S. Higher Education	$255,513	$226,547
Australia/New Zealand	—	51,265
Alternative Learning	9,789	12,524
Consolidated revenues	$265,302	$290,336
Income (loss) from operations
U.S. Higher Education	$56,743	$47,754
Australia/New Zealand	—	(2,949)
Alternative Learning	6,397	5,881
Amortization of intangible assets	(15,417)	(19,407)
Merger and integration costs	(3,764)	(1,012)
Restructuring costs	—	(18,267)
Consolidated income from operations	$43,959	$12,000

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
17.    Regulation
United States Regulation
American Rescue Plan Act of 2021

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021. Similar to previous stimulus packages, this legislation provided additional funding for the Higher Education Emergency Relief Fund. A small portion of the $39.6 billion allocated for institutions of higher education will be available for student emergency aid for students at for-profit institutions. The Department has not yet released additional information on institutional allocation of funds, including any funding for which Capella University or Strayer University may qualify.

The legislation also amends the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. See “Item 1. Business – Regulation – U.S. Regulatory Environment – The 90/10 Rule” of the Company’s Annual Report on Form 10-K for a description of the 90/10 Rule. The legislation requires the Department to conduct a negotiated rulemaking process to modify related Department regulations. This rulemaking process may result in a definition of “federal education assistance” that will include tuition assistance programs offered by the U.S. Department of Defense and U.S. Department of Veterans Affairs, in addition to the Title IV programs already covered by the 90/10 Rule. Under the legislation, these revisions to the 90/10 Rule would apply to institutional fiscal years beginning on or after January 1, 2023.

Further legislation has been introduced in both chambers of Congress that seek to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals.
Consolidated Appropriations Act, 2021

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act of 2021. Among other things, this package funded the government through September 2021, provides additional COVID-related relief, and made a number of U.S. higher education changes.

The legislation includes a number of tax provisions, including replacing the tuition deduction with an expanded Lifetime Learning Credit, which now shares the higher income limitations of the American Opportunity Tax Credit; and extends until January 1, 2026 expanded employer-provided educational assistance permitting employers to pay up to $5,250 toward an employee’s federal student loans as a tax-free benefit.

The legislation also includes a number of higher education-related provisions, including: eliminating the “expected family contribution” from the Free Application for Federal Student Aid (“FAFSA”) and replacing it with a “Student Aid Index;” expanding eligibility for Pell Grants; restoring Pell Grant eligibility for incarcerated students attending non-profit institutions; restoring quarters/semesters of Pell eligibility to students who have successfully asserted a borrower defense to repayment; repealing the limitation on lifetime subsidized loan eligibility (known as “Subsidized Usage Limit Applies,” or SULA); and significantly simplifying the FAFSA form. The Department is expected to provide, but has not yet provided, institutions with guidance on the higher education provisions included in the Consolidated Appropriations Act of 2021, which take effect on July 1, 2023.

Additionally, the bill provides $22.7 billion for higher education institutions and students impacted by COVID-19, including $680.9 million (3 percent of the total) for student emergency aid for students at for-profit institutions. In January 2021, the Department released a table of institutional allocation of funds which indicates that Capella University is eligible for $328,602 and Strayer University is eligible for $5,831,606, all of which will be disbursed to students with the highest need, in the form of direct grants.

Veterans Health Care and Benefits Improvement Act of 2020

On January 5, 2021, President Trump signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expands student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2 or provisional approval status by the Department of Education, is subject to any punitive action by a federal or state entity, faces the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits from the closed school or program; protects students from debt collection by the Department of Veterans Affairs for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts. The legislation will require guidance from the Department of Veterans Affairs, and most provisions are effective August 1, 2021.
CARES Act

On March 27, 2020, Congress passed and President Trump signed into law the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. Among other things, the $2.2 trillion bill established some flexibilities related to the processing of federal student financial aid, established a higher education emergency fund, and created relief for some federal student loan borrowers. Through the CARES Act, Congress provided institutions of higher education relief from conducting a return to Title IV (R2T4) calculation in cases where the student withdrew because of COVID-19, including removing the requirement that the institution return unearned funds to the Department of Education and providing loan cancellation for the portion of the Direct Loan associated with a payment period that the student did not complete due to COVID-19. The CARES Act also allows institutions to exclude from satisfactory academic progress calculations any attempted credits that the student did not complete due to COVID-19, without requiring an appeal from the student. Additionally, under the legislation, institutions are permitted to transfer up to 100% of Federal Work Study funds into their Federal Supplemental Educational Opportunity Grant allocation and are granted a waiver of the 2019/2020 and 2020/2021 non-federal share institutional match. Institutions may continue to make Federal Work Study payments to student employees who are unable to meet their employment obligations due to COVID-19. The CARES Act also suspended payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. On August 8, 2020, President Trump issued a memorandum directing the Secretary of Education to take action to extend CARES Act student loan relief through December 31, 2020. On December 4, 2020, the Secretary of Education extended CARES Act student loan relief through January 31, 2021. On January 20, 2021, the Secretary of Education extended CARES Act student loan relief through September 30, 2021. On March 30, 2021, the Secretary of Education extended student loan relief to Federal Family Education Loans that are in default. The Department issued and will continue to issue sub-regulatory guidance to institutions regarding implementation of the provisions included in the CARES Act.

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

On July 1, 2019, the Department of Education released final gainful employment regulations, which contained a full repeal of the 2015 Regulations and became effective on July 1, 2020. Both Capella University and Strayer University implemented the July 2019 regulations early, by means permitted by the Secretary, and accordingly were not required to report gainful employment data for the 2018-2019 award year. For the period between July 2019 and July 1, 2020, Capella University and Strayer University were not required to comply with gainful employment disclosure and template publication requirements and were not required to comply with the regulation’s certification requirements with respect to programmatic accreditation and program satisfaction of prerequisites for professional licensure/state certification. We cannot predict how recent changes in the administration and Congress might affect the likelihood that gainful employment regulations would be reissued or re-enacted in their previous or in an altered form.
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
The 2019 BDTR Rule defines “financial harm” as the amount of monetary loss that a borrower incurs as a consequence of a misrepresentation. The Department will determine financial harm based upon individual earnings and circumstances, which must include consideration of the individual borrower’s career experience subsequent to enrollment and may include, among other factors, evidence of program-level median or mean earnings. “Financial harm” does not include damages for non-monetary loss, and the act of taking out a Direct Loan, alone, does not constitute evidence of financial harm. Financial harm also cannot be predominantly due to intervening local, regional, national economic or labor market conditions, nor can it arise from the borrower’s voluntary change in occupation or decision to pursue less than full-time work or decision not to work. The 2019 BDTR Rule contains certain limitations and procedural protections. Among the most prominent of these restrictions, the regulation contains a three-year limitation period of claims, measured from the student’s separation from the institution, does not permit claims to be filed on behalf of groups, and requires that institutions receive access to any evidence in the Department’s possession to inform its response. The 2019 BDTR Rule permits the usage of pre-dispute arbitration agreements and class action waivers as conditions of enrollment, so long as the institution provides plain-language disclosures to students and the disclosures are placed on the institution’s website. The regulations also allow for a borrower to choose whether to apply for a closed school loan discharge or accept a teach-out opportunity. In addition, the closed school discharge window is expanded from 120 days to 180 days prior to the school’s closure, though the final rule does not allow for an automatic closed school loan discharge. Institutions are required to accept responsibility for the repayment of amounts discharged by the Secretary pursuant to the borrower defense to repayment, closed school discharge, false certification discharge, and unpaid refund discharge regulations. If the Secretary discharges a loan in whole or in part, the Department of Education may require the school to repay the amount of the discharged loan. On December 10, 2019, the Secretary of Education released a formula to calculate the amount of relief a borrower may receive for a successful BDTR application. This formula analyzed a borrower’s earnings as compared to median earnings of comparable programs to determine the amount of loans that would be discharged. Under this formula, even successful BDTR applicants may only receive a partial loan discharge.
On March 11, 2020, the 116th Congress passed a joint resolution providing for Congressional disapproval of the 2019 BDTR Rule. President Trump vetoed the joint resolution on May 29, 2020, and the House subsequently failed to override the veto during a vote on June 26, 2020.
On March 18, 2021, the Department revised its BDTR review process and repealed the previous administration’s partial relief formula. Under the new BDTR procedures, the Department will grant full loan relief to borrowers with approved BDTR applications. Additionally, the Department has eliminated certain evidentiary requirements for borrowers who have received a loan cancellation due to total or permanent disability. These borrowers will no longer be required to provide proof of insufficient income for the relief program for the three years after discharge of their loans.
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
Distance Education and Innovation
On August 24, 2020, the Department of Education published final rules related to distance education and innovation to amend the sections of the institutional eligibility regulations issued under the HEA regarding establishing eligibility, maintaining eligibility, and losing eligibility. Among other changes, the final rules establish an updated definition of distance education; amend the existing definition of the credit hour; create a definition of academic engagement; and update eligibility and program design, for programs offered through the direct assessment of learning. The final rules also make operational changes to several financial aid awarding, disbursing and refunding rules, including how aid can be delivered to students enrolled in subscription period programs, such as Capella’s FlexPath offerings. The final rule will become effective July 1, 2021, with the option for early implementation. Both Capella University and Strayer University opted to implement the final rules early in December 2020.
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

On March 8, 2021, President Biden signed an executive order that requires the Secretary of Education and the Attorney General to review the previous administration’s rulemakings and guidance documents related to Title IX. As a result of this review the Department may take further rulemaking actions with regard to Title IX.
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
On March 17, 2021, the Department informed Strayer University that it planned to conduct an announced, remote program review. The review commenced on April 19, 2021 and covers the 2019-2020 and 2020-2021 federal student financial aid years. In general, after the Department conducts its site visit and reviews data supplied by a university, it sends the university a program review report. The university has the opportunity to respond to any findings in the report. The Department of Education then issues a final program review determination letter, which identifies any liabilities. The institution may appeal any monetary liabilities specified in the final program review determination letter.
Program Participation Agreement
Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021. Strayer University applied for recertification by March 31, 2021, as required by the Department.
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
Australian Regulation
The Company operates two post-secondary educational institutions in Australia, Torrens University Australia Limited (“Torrens”) and Think: Colleges Pty Ltd (“Think”). In Australia, a distinction is made between higher education and vocational education organizations.
Higher education providers consist of public and private universities, Australian branches of overseas universities and other higher education providers. Higher education qualifications consist of undergraduate awards (bachelor’s degrees, associate degrees and diplomas) and postgraduate awards (graduate certificates and diplomas, master’s degrees and doctoral degrees). The regulation of higher education providers is undertaken at a national level by the Tertiary Education Quality and Standards Agency (“TEQSA”). All organizations that offer higher education qualifications in or from Australia must be registered by TEQSA. Higher education providers that have not been granted self-accrediting status must also have their courses of study accredited by TEQSA. Registration as a higher education provider is for a fixed period of up to seven years. TEQSA regularly reviews the conduct and operation of accredited higher education providers.
The vocational education and training (“VET”) sector consists of technical and further education institutes, agricultural colleges, adult and community education providers, community organizations, industry skill centers and private providers. VET qualifications include certificates, diplomas and advanced diplomas. The regulation of VET providers is undertaken at a national level by the Australian Skills Quality Authority (“ASQA”). Organizations providing VET courses in Australia must be registered by ASQA as a Registered Training Organisation (“RTO”). Courses offered by RTOs need to be accredited by ASQA. Registration as an RTO is for a fixed period of up to seven years. ASQA regularly reviews the conduct and operations of RTOs.
Torrens is one of 43 universities in Australia. It is a for-profit entity and registered as a university by TEQSA. As a self-accrediting university, it is not required to have its courses of study accredited by TEQSA. Torrens is also registered by ASQA as an RTO and is thus entitled to offer vocational and training courses.
Think is one of approximately 5,000 RTOs in Australia and in that capacity is regulated by ASQA. It is also registered as a higher education provider by TEQSA. Its higher education courses require, and have received, accreditation by TEQSA.
Australia also maintains a Commonwealth Register of Institutions and Courses for Overseas Students (“CRICOS”) for Australian education providers that recruit, enroll and teach overseas students. Registration in CRICOS allows providers to offer courses to overseas students studying on Australian student visas. Both Torrens and Think are so registered.
The Commonwealth government has established income-contingent loan schemes that assist eligible fee-paying students to pay all or part of their tuition fees (separate schemes exist for higher education and vocational courses). Under the schemes, the relevant fees are paid directly to the institutions. A corresponding obligation then exists from the participating student to the Commonwealth government. Neither Torrens nor Think have any responsibility in connection with the repayment of these loans by students and, generally, this assistance is not available to international students. Both Torrens and Think are registered for the purposes of these plans (a precondition to their students being eligible to receive such loans).
New Zealand Regulation
The Company operates a post-secondary educational institution in New Zealand, Media Design School Limited (“MDS”). MDS is a Private Training Establishment (“PTE”); a private organization offering education or training. It is a globally renowned and specialist provider of design and creative technology education with qualifications ranging from diplomas to postgraduate degrees. MDS also has access to New Zealand Government student finance where study loans are offered to students who are New Zealand citizens or ordinarily resident in New Zealand, subject to certain conditions.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Notice Regarding Forward-Looking Statements
Certain of the statements included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as elsewhere in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995 (“Reform Act”). Such statements may be identified by the use of words such as “expect,” “estimate,” “assume,” “believe,” “anticipate,” "may," “will,” “forecast,” “outlook,” “plan,” “project,” "potential" or similar words, and include, without limitation, statements relating to future enrollment, revenues, revenues per student, earnings growth, operating expenses, capital expenditures and the ultimate effect of the COVID-19 pandemic on the Company's business and results. These statements are based on the Company’s current expectations and are subject to a number of assumptions, risks and uncertainties. In accordance with the Safe Harbor provisions of the Reform Act, the Company has identified important factors that could cause the actual results to differ materially from those expressed in or implied by such statements. The assumptions, risks and uncertainties include the pace of student enrollment, our continued compliance with Title IV of the Higher Education Act, and the regulations thereunder, as well as other federal laws and regulations, institutional accreditation standards and state regulatory requirements, rulemaking by the Department and increased focus by the U.S. Congress on for-profit education institutions, competitive factors, risks associated with the further spread of COVID-19, including the ultimate impact of COVID-19 on people and economies, the impact of regulatory measures or voluntary actions that may be put in place to limit the spread of COVID-19, including restrictions on business operations or social distancing requirements, risks associated with the opening of new campuses, risks associated with the offering of new educational programs and adapting to other changes, risks associated with the acquisition of existing educational institutions including the Company's acquisition of Torrens University and associated assets in Australia and New Zealand, the risk that the benefits of the acquisition may not be fully realized or may take longer to realize than expected, and the risk that the acquisition may not advance the Company’s business strategy and growth strategy, risks relating to the timing of regulatory approvals, our ability to implement our growth strategy, the risk that the combined company may experience difficulty integrating employees or operations, risks associated with the ability of our students to finance their education in a timely manner, and general economic and market conditions. Further information about these and other relevant risks and uncertainties may be found in Part II, “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q, Part I, “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise forward-looking statements, except as required by law.
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
Background
Strategic Education, Inc. (“SEI,” “we”, “us” or “our”) is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. We operate primarily through our wholly-owned subsidiaries Strayer University and Capella University, both accredited post-secondary institutions of higher education located in the United States, as well as Torrens University, an accredited post-secondary institution of higher education located in Australia. Our operations emphasize relationships through our Alternative Learning segment with large employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs, and also include certain non-degree programs, mainly focused on software and application development, and other vocational and training programs in a variety of fields.
Company Response to COVID-19
The ongoing COVID-19 pandemic has caused significant volatility and disruption to the United States and international economies. SEI took early action to protect the health and well-being of our students and employees in accordance with government mandates and informed by guidance from the Centers for Disease Control and Prevention. Specifically, we have instituted a work-from-home policy for the vast majority of our workforce, closed physical campus locations, moved our on-ground courses at Strayer University online, postponed large events such as graduation ceremonies, and prohibited non-essential employee travel. As guidance has evolved, we have begun plans to reopen some campus and office locations and permit business travel in limited circumstances.
We have taken measures to provide financial relief to our students and employer partners negatively affected by the COVID-19 crisis, including payment flexibility, scholarship opportunities, and other pricing relief. We expect that these measures will enable more students to continue pursuing their education during and after the COVID-19 crisis. In the third quarter of 2020, we began implementing a restructuring plan that included both voluntary and involuntary employee terminations in an effort to reduce ongoing operating costs to align with changes in enrollment. These headcount reductions resulted in a 5% decrease to SEI's total workforce. During the first quarter of 2021, our restructuring efforts included the closure of underutilized campus and corporate office space in response to changes in enrollment trends and as a result of our work-from-home policies. Of the campus closures, the majority have an alternative location within relative proximity to support students as campus interactions are needed.
As the pandemic has continued, we have seen deterioration in overall demand, which has impacted our total enrollment results. The weakness has been most pronounced in the United States, where total enrollment in our U.S. Higher Education segment decreased 7% in the first quarter of 2021 compared to the same period in 2020. While it is not possible to predict the magnitude or persistence of this deterioration, enrollment weakness that started in 2010, following the recession in 2008, impacted student enrollment for several quarters. Enrollment in Australia and New Zealand also has been impacted by the pandemic, though not as severely. As a result of the near-term enrollment trends, we have enhanced our cost management efforts to offset lower than expected revenue.
We believe our current financial position and expected operating results, and ability to further control costs, are sufficient to support the ongoing operation of SEI in a manner that protects the health and well-being of our employees, students, and partners.
Acquisition of Torrens University and associated assets in Australia and New Zealand
On November 3, 2020, we completed the acquisition of Torrens University and associated assets in Australia and New Zealand (“ANZ”), pursuant to the sale and purchase agreement dated July 29, 2020 (the "Purchase Agreement"). ANZ includes Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to over 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design. We believe ANZ represents an attractive portfolio of institutions with a similar focus on innovation, academic outcomes, improved affordability and career advancement as us. We also believe that ANZ provides an attractive platform for future growth, driven by Australia’s status as an attractive destination for international students, as well as the potential to use ANZ as a platform for expansion across the ASEAN region.
Pursuant to the Purchase Agreement, the aggregate consideration paid was approximately $658.4 million in cash, which reflected the original agreed upon purchase price of $642.7 million, plus a $15.7 million adjustment reflecting an estimated $11.0 million of net cash at close, and an estimated $4.7 million related to higher net working capital. These estimated adjustments are subject to a final true-up of net cash and net working capital, based on the closing accounts to be finalized by both parties. The aggregate consideration paid in the transaction was funded using cash on hand and borrowings under our revolving credit facility.
Our financial results for any periods ended prior to November 3, 2020 do not include the financial results of ANZ and are therefore not directly comparable.
Company Overview
In the first quarter of 2021, we changed the way management accounts for and reports financial information relied on by the Chief Operating Decision Maker ("CODM") to evaluate performance and allocate the resources of the Company. Our revised organizational structure includes the following three operating and reportable segments: (1) U.S. Higher Education (“USHE”), which is primarily comprised of SEI's previous Strayer University and Capella University segments and is focused on providing flexible and affordable certificate and degree programs to working adults; (2) Alternative Learning, a new segment that is primarily focused on developing and maintaining relationships with large employers to build employee education benefits programs; and (3) Australia/New Zealand, which provides certificate and degree programs in Australia and New Zealand. The Australia/New Zealand segment was not changed as a result of the reorganization. We began reporting under the new segment structure in the first quarter of 2021, and we have restated the results for the prior period to conform to the current period presentation.
U.S. Higher Education Segment
•The USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Strayer University and Capella University, including the Jack Welch Management Institute MBA, which is a unit of

Strayer University. USHE also operates non-degree web and mobile application development courses through Hackbright Academy and DevMountain, the latter being a unit of Strayer University.
•Strayer University is accredited by the Middle States Commission on Higher Education and Capella University is accredited by the Higher Learning Commission, both institutional accrediting agencies recognized by the Department of Education. The USHE segment provides academic offerings both online and in physical classrooms, helping working adult students develop specific competencies they can apply in their workplace.
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

•In the first quarter, USHE enrollment decreased 7% to 89,482 compared to 96,537 for the same period in 2020.
Alternative Learning Segment
•The Alternative Learning segment is primarily focused on developing and maintaining relationships with large employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs. The employer relationships developed by the Alternative Learning division are an important source of student enrollment for Capella University and Strayer University, and the majority of the revenue attributed to the Alternative Learning division is driven by the volume of enrollment derived from these employer relationships. Enrollments attributed to the Alternative Learning segment are determined based on a student’s employment status and the existence of a corporate partnership arrangement with SEI. All enrollments attributed to the Alternative Learning division, continue to be attributed to the division until the student graduates or withdraws, even if his or her employment status changes or if the partnership contract expires.
•In the first quarter, employer affiliated enrollment as a percentage of USHE enrollment was 20.7% compared to 17.0% for the same period in 2020.
•Sophia Learning provides low-cost online general education courses recommended by the American Council on Education for credit to other colleges and universities.
•Workforce Edge is a platform which provides employers a full-service education benefits administration solution.
•Digital Enablement Partnerships provide online course delivery and support capabilities related to online course delivery to other higher education institutions.
Australia/New Zealand
•Torrens University is the only investor-funded university in Australia. Torrens University offers undergraduate and graduate courses primarily in five fields of study: business, design and creative technology, health, hospitality, and education. Courses are offered both online and on physical campuses. Torrens University is registered with the Tertiary Education Quality and Standards Agency (“TEQSA”), the regulator for higher education providers and universities throughout Australia, as an Australian University that is authorized to self-accredit its courses.
•Think Education is a vocational registered training organization and accredited higher education provider in Australia. Think Education delivers education at several campuses in Sydney, Melbourne, Brisbane, and Adelaide as well as through online study. Think Education and its colleges are accredited in Australia by the TEQSA and the Australian Skills Quality Authority, the regulator for vocational education and training organizations that operate in Australia
•Media Design School is a private tertiary institution for creative and technology qualifications in New Zealand. Media Design School offers industry-endorsed courses in 3D animation and visual effects, game art, game programming, graphic and motion design, digital media artificial intelligence, and creative advertising. Media Design School is accredited in New Zealand by the New Zealand Qualifications Authority, responsible for the quality assurance of non-university tertiary training providers.

•In the first quarter, Australia/New Zealand enrollment increased 12% to 21,469 compared to 19,192 for the same period in 2020.
We believe we have the right operating strategies in place to provide the most direct path between learning and employment for our students. We are constantly innovating to differentiate ourselves in our markets and drive growth by supporting student success, producing affordable degrees, optimizing our comprehensive marketing strategy, serving a broader set of our students’ professional needs, and establishing new growth platforms. The talent of our faculty and employees, supported by market leading technology, enable these strategies. We believe our strategy will allow us to continue to deliver high quality, affordable education, resulting in continued growth over the long-term. We will continue to invest in this strategy to strengthen the foundation and future of our business.

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
Revenue recognition — Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the three months ended March 31, 2021 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the universities and the schools offering non-degree programs provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
In Australia, domestic students attending an ANZ institution finance their education themselves or by taking a loan through the government’s Higher Education Loan Program or Vocational Student Loan Program. In New Zealand, domestic students may utilize government loans to fund tuition, and in addition may be eligible for a period of “fees free” study funded by the government. International students attending an ANZ institution are not eligible for funding from the Australian or New Zealand government.

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
If a student withdraws from a course prior to completion, a portion of the tuition may be refundable depending on when the withdrawal occurs. We use the student’s withdrawal date or last date of attendance for this purpose. Our specific refund policies vary across the universities and non-degree programs. For students attending Strayer University, our refund policy typically permits students who complete less than half of a course to receive a partial refund of tuition for that course. For students attending Capella University, our refund policy varies based on course format. GuidedPath students are allowed a 100% refund through the first five days of the course, a 75% refund from six to twelve days, and 0% refund for the remainder of the period. FlexPath students receive a 100% refund through the 12th calendar day of the course for their first billing session only and a 0% refund after that date and for all subsequent billing sessions. For domestic students attending an ANZ institution, refunds are typically provided to students that withdraw within the first 20% of a course term. For international students attending an ANZ institution, refunds are provided to students that withdraw prior to the course commencement date. In limited circumstances refunds to student attending an ANZ institution may be granted after these cut-offs subject to an application for special consideration by the student and approval of that application by the institution. Refunds reduce the tuition revenue that otherwise would have been recognized for that student. Since the academic terms coincide with our financial reporting periods for most programs, nearly all refunds are processed and recorded in the same quarter as the corresponding revenue. For certain programs where courses may overlap a quarter-end date, we estimate a refund or withdrawal rate and do not recognize the related revenue until the uncertainty related to the refund is resolved. The portion of tuition revenue refundable to students may vary based on the student’s state of residence.
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
For U.S. students who receive funding under Title IV and withdraw, funds are subject to return provisions as defined by the Department of Education. The university is responsible for returning Title IV funds to the Department and then may seek payment from the withdrawn student of prorated tuition or other amounts charged to him or her. Loss of financial aid eligibility during an academic term is rare and would normally coincide with the student’s withdrawal from the institution. When a student withdraws from all of his or her courses, we consider it to be a contract modification and reassess collectibility at that time. As a result of this reassessment, we cease revenue recognition as our historical experience has shown that amounts outstanding for this group of students are not collectible. In Australia and New Zealand, government funding for eligible students is provided directly to the institution on an estimated basis annually. The amount of government funding provided is based on a course-by-course forecast of enrollments that the institution submits for the upcoming calendar year. Using the enrollment forecast provided as well as the requesting institution's historical enrollment trends, the government approves a fixed amount, which is then funded to the institution evenly on a monthly basis. Periodic reconciliation and true-ups are undertaken between the relevant government authority and the institution based on actual eligible enrollments, which may result in a net amount being due to or from the government.
Students at Strayer University registering in credit-bearing courses in any undergraduate program beginning in the summer 2013 term or graduate program beginning in the summer 2020 term (fiscal third quarter), and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s or master's degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In response to the COVID-19 pandemic, Strayer University is temporarily allowing students to miss two consecutive terms without losing their Graduation Fund credits. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University's performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of March 31, 2021, we had deferred $54.4 million for estimated redemptions earned under the Graduation Fund, as compared to $53.3 million at December 31, 2020. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the first quarter of 2021, our bad debt expense was 3.7% of revenue, compared to 4.2% for the same period in 2020. A change in our allowance for credit losses of 1% of gross tuition receivable as of March 31, 2021 would have changed our income from operations by approximately $1.1 million.
Business combinations — We account for business combinations using the acquisition method of accounting, which requires that once control is obtained, the purchase price be allocated to all tangible assets and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. Any excess purchase price over the fair value of the net assets acquired is recorded as goodwill. The determination of the fair value of assets acquired and liabilities assumed requires many estimates and assumption with respect to the timing and amounts of cash flow projections, revenue growth rates, earnings before interest and taxes margins, student attrition rates, royalty rates, discount rates, and useful lives. These estimates are based on assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party valuation firms. During the measurement period, which is up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with corresponding offsets to goodwill. We applied the acquisition method of accounting to our acquisition of ANZ in 2020. Refer to Note 3, Acquisition of Torrens University and Associated Assets in Australia and New Zealand, within the footnotes to the condensed consolidated financial statements for additional information.
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three months ended March 31, 2021 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three month periods ended March 31, 2021.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three month periods ended March 31, 2021.
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

Results of Operations
As discussed above, we completed our acquisition of ANZ on November 3, 2020. Our results of operations for the three months ended March 31, 2021 include the results of ANZ, but the results of operations for the three months ended March 31, 2020 do not include the financial results of ANZ. Accordingly, the financial results of each period presented are not directly comparable.
In the first quarter of 2021, we generated $290.3 million in revenue compared to $265.3 million in 2020. Our income from operations was $12.0 million for the first quarter of 2021 compared to $44.0 million in 2020 primarily due to lower earnings in the USHE segment, the inclusion of ANZ, which generated a loss from operations in the quarter, and restructuring costs incurred in 2021. Net income in the first quarter of 2021 was $9.6 million compared to $35.2 million for the same period in 2020. Diluted earnings per share was $0.40 compared to $1.60 for the same period in 2020.
In the accompanying analysis of financial information for 2021 and 2020, we use certain financial measures including Adjusted Revenue, Adjusted Total Costs and Expenses, Adjusted Income from Operations, Adjusted Operating Margin, Adjusted Income Before Income Taxes, Adjusted Net Income, and Adjusted Diluted Earnings per Share that are not required by or prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures, which are considered “non-GAAP financial measures” under SEC rules, are defined by us to exclude the following:
•purchase accounting adjustments to record acquired contract liabilities at fair value as a result of our acquisition of Torrens University and associated assets in Australia and New Zealand and to record amortization and depreciation expense related to intangible assets and software assets acquired through our merger with Capella Education Company and our acquisition of Torrens University and associated assets in Australia and New Zealand;
•transaction and integration expenses associated with our merger with Capella Education Company and our acquisition of Torrens University and associated assets in Australia and New Zealand;
•severance costs and right-of-use lease asset impairment charges associated with our restructuring;
•income from partnership and other investments that are not part of our core operations;
•discrete tax adjustments related to stock-based compensation and other adjustments; and
•foreign currency exchange impact related to translating foreign currency results at a constant exchange rate.
When considered together with GAAP financial results, we believe these measures provide management and investors with an additional understanding of our business and operating results, including underlying trends associated with our ongoing operations.
Non-GAAP financial measures are not defined in the same manner by all companies and may not be comparable with other similarly titled measures of other companies. Non-GAAP financial measures may be considered in addition to, but not as a substitute for or superior to, GAAP results. A reconciliation of these measures to the most directly comparable GAAP measures is provided below.
Adjusted income from operations was $52.9 million in the first quarter of 2021 compared to $63.1 million in 2020. Adjusted net income was $37.0 million in the first quarter of 2021 compared to $46.5 million in 2020, and adjusted diluted earnings per share was $1.53 in the first quarter of 2021 compared to $2.11 in 2020.

The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2021

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$290,336	$2,223	$—	$—	$—	$—	$(2,019)	$290,540
Total costs and expenses	$278,336	$(19,407)	$(1,012)	$(18,267)	$—	$—	$(2,041)	$237,609
Income from operations	$12,000	$21,630	$1,012	$18,267	$—	$—	$22	$52,931
Operating margin	4.1%							18.2%
Income before income taxes	$14,167	$21,630	$1,012	$18,267	$(2,783)	$—	$22	$52,315
Net income	$9,577	$21,630	$1,012	$18,267	$(2,783)	$(10,688)	$22	$37,037

Diluted earnings per share	$0.40							$1.53
Weighted average diluted shares outstanding	24,153							24,153

Reconciliation of Reported to Adjusted Results of Operations for the three months ended March 31, 2020

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$265,302	$—	$—	$—	$—	$—	$—	$265,302
Total costs and expenses	$221,343	$(15,417)	$(3,764)	$—	$—	$—	$—	$202,162
Income from operations	$43,959	$15,417	$3,764	$—	$—	$—	$—	$63,140
Operating margin	16.6%							23.8%
Income before income taxes	$46,082	$15,417	$3,764	$—	$(254)	$—	$—	$65,009
Net income	$35,239	$15,417	$3,764	$—	$(254)	$(7,685)	$—	$46,481

Diluted earnings per share	$1.60							$2.11
Weighted average diluted shares outstanding	22,071							22,071
__________________________________________________________________________________________
(1)Reflects a purchase accounting adjustment to record acquired contract liabilities at fair value as a result of the Company's acquisition of Torrens University and associated assets in Australia and New Zealand, and amortization and depreciation expense of intangible assets and software assets acquired through the Company’s merger with Capella Education Company and the Company's acquisition of Torrens University and associated assets in Australia and New Zealand.
(2)Reflects transaction and integration expenses associated with the Company's merger with Capella Education Company and the Company's acquisition of Torrens University and associated assets in Australia and New Zealand.
(3)Reflects severance costs and right-of-use lease asset impairment charges associated with the Company's restructuring.
(4)Reflects income recognized from the Company's investments in partnership interests and other investments.
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 28.5% and 29.2% for the three months ended March 31, 2020 and 2021, respectively.
(6)Reflects foreign currency exchange impact related to translating foreign currency results at a constant exchange rate of 0.743 Australian Dollars to U.S. Dollars, which is the 2021 budget rate .

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Revenues. Consolidated revenue increased to $290.3 million, compared to $265.3 million in the same period in the prior year, primarily due to the inclusion of ANZ. In the USHE segment for the three months ended March 31, 2021, total enrollment decreased 7% to 89,482 from 96,537 for the same period in 2020. USHE segment revenue decreased 11.3% to $226.5 million compared to $255.5 million in 2020 as a result of declines in enrollment and revenue-per-student due to higher scholarships and discounts we are offering in response to the COVID-19 pandemic. Near term revenue growth in the USHE segment is expected to continue to be impacted negatively by the ongoing COVID-19 pandemic with weaker demand for enrollments and higher scholarships and discounts. In the Alternative Learning segment, revenue for the three months ended March 31, 2021 increased 27.9% to $12.5 million compared to $9.8 million in 2020 as a result of rapid growth in Sophia Learning, and increasing employer affiliated enrollment. Revenues for the Australia/New Zealand segment were $51.3 million and included a $2.2 million purchase accounting reduction related to contract liabilities acquired in the acquisition.
Instructional and support costs. Consolidated instructional and support costs increased to $152.8 million, compared to $132.9 million in the same period in the prior year, principally due to the inclusion of instructional and support costs related to ANZ, partially offset by cost savings implemented as a result of the impact of the COVID-19 pandemic, which included lower expenses associated with travel and facilities costs, as well as savings from the employee restructuring plan implemented in the third quarter of 2020. Consolidated instructional and support costs as a percentage of revenues increased to 52.6% in the first quarter of 2021 from 50.1% in the first quarter of 2020.
General and administration expenses. Consolidated general and administration expenses increased to $86.8 million in the first quarter of 2021 compared to $69.2 million in the prior year, principally due to the inclusion of general and administration expenses related to ANZ, as well as increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 29.9% in the first quarter of 2021 from 26.1% in the first quarter of 2020.
Amortization of intangible assets. Amortization of intangible assets increased to $19.4 million in the first quarter of 2021 compared to $15.4 million in 2020, due to the additional amortization expense of intangible assets acquired in the acquisition of ANZ in November 2020.
Merger and integration costs. Merger and integration costs decreased to $1.0 million in the first quarter of 2021 compared to $3.8 million for the same period in 2020, as a result of lower expenses for integration support services and severance costs related to the merger with Capella Education Company, partially offset by transaction and integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs primarily include impairments of right-of-use lease assets and fixed assets associated with vacating leased space based on an assessment of our real estate portfolio completed in the quarter ended March 31, 2021, as well as severance and other personnel-related expenses from voluntary and involuntary employee terminations in connection with a restructuring plan implemented in 2020.

Income from operations. Consolidated income from operations decreased to $12.0 million in the first quarter of 2021 compared to $44.0 million in the first quarter of 2020, principally due to lower earnings in the USHE segment, the inclusion of ANZ, which generated a loss from operations in the quarter, and restructuring costs incurred in 2021. USHE segment income from operations decreased 15.8% to $47.8 million in the first quarter of 2021, compared to $56.7 million in the first quarter of 2020, primarily due to lower enrollments and increased scholarship offerings during the COVID-19 pandemic. In the Alternative Learning segment, income from operations for the three months ended March 31, 2021 decreased 8.1% to $5.9 million compared to $6.4 million in 2020 as a result of increased investment in outreach to corporate partners. Loss from operations for the Australia/New Zealand segment was $2.9 million primarily driven by a $2.2 million purchase accounting reduction related to contract liabilities acquired in the acquisition.
Other income. Other income increased to $2.2 million in the first quarter of 2021 compared to $2.1 million in the first quarter of 2020, as a result of investment income in our limited partnership investments, offset by an increase in interest expense due to the $141.8 million balance outstanding on our revolving credit facility which was used to partially fund the ANZ acquisition in November 2020. We incurred $0.9 million of interest expense in the three months ended March 31, 2021 compared to $0.2 million in 2020.
Provision for income taxes. Income tax expense was $4.6 million in the first quarter of 2021, compared to $10.8 million in the first quarter of 2020. Our effective tax rate for the quarter was 32.4%, compared to 23.5% for the same period in 2020. The effective tax rate in 2020 includes higher windfall tax benefits recognized through share-based payment arrangements.

Net income. Net income decreased to $9.6 million in the first quarter of 2021 compared to $35.2 million in the first quarter of 2020 due to the factors discussed above.
Liquidity and Capital Resources
At March 31, 2021, we had cash, cash equivalents, and marketable securities of $274.0 million compared to $225.3 million at December 31, 2020 and $506.3 million at March 31, 2020. At March 31, 2021, most of our cash was held in demand deposit accounts at high credit quality financial institutions.

We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company's leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of March 31, 2021. At March 31, 2021, we had $141.8 million outstanding on our Revolving Credit Facility. We had no borrowings outstanding as of March 31, 2020. During the three months ended March 31, 2021 and 2020, we paid $0.7 million and $0.1 million, respectively of interest and unused commitment fees related to our Revolving Credit Facility.

Our net cash provided by operating activities for the three months ended March 31, 2021 was $78.8 million, compared to $68.7 million for the same period in 2020. The increase in net cash from operating activities was largely driven by the inclusion of ANZ.

Capital expenditures decreased to $12.7 million for the three months ended March 31, 2021, compared to $14.3 million for the same period in 2020, due to the timing of capital projects.

The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock in February 2021. During the three months ended March 31, 2021, we paid a total of $14.8 million in cash dividends on our common stock. During the three months ended March 31, 2021, we did not repurchase any shares of common stock on the open market under our repurchase program. As of March 31, 2021, we had $250.0 million of share repurchase authorization remaining to use through December 31, 2021.
For the first quarter of 2021 and 2020, bad debt expense as a percentage of revenue was 3.7% and 4.2%, respectively.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our Amended Credit Facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at March 31, 2021 and 2020. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the three months ended March 31, 2021 and 2020, we earned interest income of $0.3 million and $2.1 million, respectively.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our revolving credit facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of March 31, 2021, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
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
At March 31, 2021, we had $141.8 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million revolving credit facility was utilized.
Foreign Currency Risk
The United States Dollar ("USD") is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD, resulting from our acquisition of ANZ on November 3, 2020, accounted for 17.7% of our consolidated revenues for the three months ended March 31, 2021. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.

ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of March 31, 2021, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. On November 3, 2020, the Company completed its acquisition of Torrens University and associated assets in Australia and New Zealand. As noted under Item 9A, Controls and Procedures, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Torrens University and associated assets in Australia and New Zealand. See Note 3, Acquisition of Torrens University and Associated Assets in Australia and New Zealand in the condensed consolidated financial statements appearing in Part I, Item 1 of this report for a discussion of the acquisition and related financial data. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. The Company is in the process of integrating Torrens University and associated assets in Australia and New Zealand and the Company's internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have not been any changes in the

Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On April 20, 2021, Capella University received a letter from the Department of Education referencing the Wright matter (described below), and indicating that the Department will require a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than 1,000 borrower defense applications that have been submitted regarding Capella. According to the Department, some of the applications allege similar claims as in the Wright matter concerning alleged misrepresentations of the length of time to complete doctoral programs. Capella intends to cooperate with the Department’s fact-finding process.
Wright, et al. v. Capella Education Co., et al. was filed several years ago in the United States District Court for the District of Minnesota. After the court granted Capella’s motion to dismiss in relation to all but one plaintiff, the plaintiff filed a motion for leave to file a second amended complaint on October 5, 2020, seeking to add six named plaintiffs as well as additional sub-classes and causes of action to the lawsuit. On April 2, 2021, the magistrate judge issued an order granting plaintiff’s motion to amend the complaint in part, allowing for the addition of six new plaintiffs as well as additional subclasses and causes of action. Capella intends to vigorously defend this case, including any request for class certification.
Item 1A.   Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2020, other than the revised risk factor included below. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”
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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, Strayer University derived approximately 82.4% of its cash-basis revenues from these programs in 2019. Capella University derived approximately 75.8% of its cash-basis revenues from Title IV program funds in 2019. We believe each University is in compliance with the 90/10 Rule requirement, however our Universities’ computations for 2020 have not yet been audited. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amends the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. The legislation requires the Department to conduct a negotiated rulemaking process to modify related Department regulations. This rulemaking process may result in a definition of “federal education assistance” that will include tuition assistance programs offered by the U.S. Department of Defense and U.S. Department of Veterans Affairs, in addition to the Title IV programs already covered by the 90/10 Rule. Under the legislation, these revisions to the 90/10 Rule would apply to institutional fiscal years beginning on or after January 1, 2023. Further legislation has been introduced in both chambers of Congress that seek to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2021, we did not repurchase any shares of common stock under our repurchase program. The remaining authorization for common stock repurchases was $250.0 million as of March 31, 2021, and is available for use through December 31, 2021.
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Submission of Matters to a Vote of Security Holders
The Company held its 2021 Annual Meeting of Stockholders on April 27, 2021. There were 24,647,700 shares of common stock eligible to be voted at the Annual Meeting and 22,175,490 shares were presented by proxy at the meeting which constituted a quorum to conduct business.
There were three proposals submitted to the Company’s stockholders at the Annual Meeting. All proposals were passed. The final results of voting on each of the proposals are as follows:
Proposal 1: Elect twelve directors to the Board of Directors.

Nominee	Votes For	Votes Against	Abstain	Broker Non-Vote
Robert S. Silberman	16,434,463	4,569,072	37,492	1,134,463
J. Kevin Gilligan	20,725,904	295,708	19,417	1,134,461
Robert R. Grusky	16,333,933	4,690,079	17,016	1,134,462
Dr. Charlotte F. Beason	17,376,065	3,468,343	196,621	1,134,461
Rita D. Brogley	20,877,186	144,457	19,386	1,134,461
Dr. John T. Casteen, III	17,456,227	3,565,223	19,579	1,134,461
H. James Dallas	20,952,173	69,156	19,699	1,134,462
Nathaniel C. Fick	18,027,070	2,994,392	19,566	1,134,462
Jerry L. Johnson	20,918,841	102,658	19,530	1,134,461
Karl McDonnell	20,855,518	166,187	19,322	1,134,463
William J. Slocum	20,790,453	229,852	20,724	1,134,461
G. Thomas Waite, III	17,446,249	3,575,119	19,660	1,134,462
Proposal 2: Ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021.

Votes For	Votes Against	Abstain	Broker Non-Vote
20,842,340	1,321,328	11,822	0
Proposal 3: Approval on an advisory basis of the compensation of the named executive officers.

Votes For	Votes Against	Abstain	Broker Non-Vote
20,233,300	764,033	43,695	1,134,462

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS Inline XBRL Instance Document
101.	SCH Inline XBRL Schema Document
101.	CAL Inline XBRL Calculation Linkbase Document
101.	DEF Inline XBRL Definition Linkbase Document
101.	LAB Inline XBRL Label Linkbase Document
101.	PRE XBRL Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: April 30, 2021