Form 10-Q
period 2021-06-30
Strategic Education, Inc.
filed 2021-07-29
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of July 16, 2021, there were outstanding 24,612,624 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2020	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$187,509	$261,585
Marketable securities	7,557	4,040
Tuition receivable, net	50,169	78,609
Income taxes receivable	1,429	—
Assets held for sale	—	5,801
Other current assets	39,458	43,600
Total current assets	286,122	393,635
Property and equipment, net	158,854	153,812
Right-of-use lease assets	120,687	134,069
Marketable securities, non-current	30,270	28,062
Intangible assets, net	326,420	289,985
Goodwill	1,318,526	1,303,863
Other assets	54,928	59,887
Total assets	$2,295,807	$2,363,313

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$104,742	$100,119
Income taxes payable	—	4,015
Contract liabilities	60,501	118,771
Lease liabilities	34,809	29,284
Total current liabilities	200,052	252,189
Long-term debt	141,823	141,748
Deferred income tax liabilities	53,407	42,810
Lease liabilities, non-current	106,151	148,382
Other long-term liabilities	46,055	45,004
Total liabilities	547,488	630,133
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,418,939 and 24,621,111 shares issued and outstanding at December 31, 2020 and June 30, 2021, respectively	244	246
Additional paid-in capital	1,519,549	1,523,022
Accumulated other comprehensive income	48,880	30,823
Retained earnings	179,646	179,089
Total stockholders’ equity	1,748,319	1,733,180
Total liabilities and stockholders’ equity	$2,295,807	$2,363,313
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Revenues	$255,831	$299,173	$521,133	$589,509
Costs and expenses:
Instructional and support costs	125,544	152,938	258,480	305,743
General and administration	67,301	93,395	136,527	180,240
Amortization of intangible assets	15,417	19,392	30,834	38,799
Merger and integration costs	1,174	1,937	4,938	2,949
Restructuring costs	—	4,811	—	23,078
Total costs and expenses	209,436	272,473	430,779	550,809
Income from operations	46,395	26,700	90,354	38,700
Other income	1,639	757	3,762	2,924
Income before income taxes	48,034	27,457	94,116	41,624
Provision for income taxes	13,882	7,481	24,725	12,071
Net income	$34,152	$19,976	$69,391	$29,553
Earnings per share:
Basic	$1.57	$0.83	$3.18	$1.23
Diluted	$1.55	$0.83	$3.15	$1.22
Weighted average shares outstanding:
Basic	21,764	23,975	21,787	23,974
Diluted	22,012	24,126	22,041	24,139
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Net income	$34,152	$19,976	$69,391	$29,553
Other comprehensive income:
Foreign currency translation adjustment	—	(9,276)	—	(17,988)
Unrealized gains (losses) on marketable securities, net of tax	406	35	426	(69)
Comprehensive income	$34,558	$10,735	$69,817	$11,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at March 31, 2020	22,213,587	$222	$1,287,406	$171,266	$253	$1,459,147
Stock-based compensation	—	—	3,858	1	—	3,859
Exercise of stock options, net	5,252	—	339	—	—	339
Issuance of restricted stock, net	4,097	—	(6)	—	—	(6)
Common stock dividends ($0.60 per share)	—	—	—	(13,347)	—	(13,347)
Unrealized gains on marketable securities, net of tax	—	—	—	—	406	406
Net income	—	—	—	34,152	—	34,152
Balance at June 30, 2020	22,222,936	$222	$1,291,597	$192,072	$659	$1,484,550

	For the three months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at March 31, 2021	24,651,205	$247	$1,521,145	$174,469	$40,064	$1,735,925
Stock-based compensation	—	—	4,167	1	—	4,168
Exercise of stock options, net	833	—	43	—	—	43
Issuance of restricted stock, net	6,567	(1)	—	—	—	(1)
Repurchase of common stock	(37,494)	—	(2,333)	(571)	—	(2,904)
Common stock dividends ($0.60 per share)	—	—	—	(14,786)	—	(14,786)
Foreign currency translation adjustment	—	—	—	—	(9,276)	(9,276)
Unrealized gains on marketable securities, net of tax	—	—	—	—	35	35
Net income	—	—	—	19,976	—	19,976
Balance at June 30, 2021	24,621,111	$246	$1,523,022	$179,089	$30,823	$1,733,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the six months ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2019	21,964,809	$220	$1,309,438	$152,819	$233	$1,462,710
Impact of adoption of new accounting standard	—	—	—	(3,311)	—	(3,311)
Stock-based compensation	—	—	6,883	1	—	6,884
Exercise of stock options, net	19,567	—	1,185	—	—	1,185
Issuance of restricted stock, net	240,329	2	(25,804)	—	—	(25,802)
Repurchase of common stock	(1,769)	—	(105)	(142)	—	(247)
Common stock dividends ($1.20 per share)	—	—	—	(26,686)	—	(26,686)
Unrealized gains on marketable securities, net of tax	—	—	—	—	426	426
Net income	—	—	—	69,391	—	69,391
Balance at June 30, 2020	22,222,936	$222	$1,291,597	$192,072	$659	$1,484,550

	For the six months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2020	24,418,939	$244	$1,519,549	$179,646	$48,880	$1,748,319
Stock-based compensation	—	—	8,035	33	—	8,068
Exercise of stock options, net	1,632	—	113	—	—	113
Issuance of restricted stock, net	238,034	2	(2,342)	—	—	(2,340)
Repurchase of common stock	(37,494)	—	(2,333)	(571)	—	(2,904)
Common stock dividends ($1.20 per share)	—	—	—	(29,572)	—	(29,572)
Foreign currency translation adjustment	—	—	—	—	(17,988)	(17,988)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(69)	(69)
Net income	—	—	—	29,553	—	29,553
Balance at June 30, 2021	24,621,111	$246	$1,523,022	$179,089	$30,823	$1,733,180
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the six months ended June 30,
	2020	2021
Cash flows from operating activities:
Net income	$69,391	$29,553
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	167	276
Amortization of investment discount/premium	68	40
Depreciation and amortization	51,981	66,624
Deferred income taxes	(6,736)	(10,499)
Stock-based compensation	6,884	8,068
Impairment of right-of-use lease assets	453	17,015
Changes in assets and liabilities:
Tuition receivable, net	3,820	(28,947)
Other assets	(6,338)	(9,308)
Accounts payable and accrued expenses	(22,180)	(7,835)
Income taxes payable and income taxes receivable	15,303	5,444
Contract liabilities	2,053	58,937
Other liabilities	(2,925)	(3,537)
Net cash provided by operating activities	111,941	125,831

Cash flows from investing activities:
Purchases of property and equipment	(25,465)	(23,138)
Purchases of marketable securities	(1,863)	—
Proceeds from marketable securities	18,869	5,595
Other investments	(693)	(262)
Net cash used in investing activities	(9,152)	(17,805)

Cash flows from financing activities:
Common dividends paid	(26,662)	(29,549)
Net payments for stock awards	(24,758)	(2,283)
Repurchase of common stock	(247)	(2,904)
Net cash used in financing activities	(51,667)	(34,736)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(1,396)
Net increase in cash, cash equivalents, and restricted cash	51,122	71,894
Cash, cash equivalents, and restricted cash — beginning of period	420,497	202,020
Cash, cash equivalents, and restricted cash — end of period	$471,619	$273,914
Noncash transactions:
Non-cash additions to property and equipment	$2,229	$6,600
Right-of-use lease assets obtained in exchange for operating lease liabilities	$7,870	$48,143
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1.    Nature of Operations
Strategic Education, Inc. (“Strategic Education” or the “Company”), a Maryland corporation, is an education services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. Strategic Education’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment. As discussed in Note 2 and Note 3, the Company completed its acquisition of Torrens University and associated assets in Australia and New Zealand (“ANZ”) on November 3, 2020.
As discussed in Note 15, beginning in the first quarter of 2021 the Company changed the way management reports financial information relied on by the Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate the resources of the Company. The Company's revised organizational structure includes the following three operating and reportable segments: (1) U.S. Higher Education, which is primarily comprised of the Company's previous Strayer University and Capella University segments and is focused on providing flexible and affordable certificate and degree programs to working adults; (2) Alternative Learning, a new segment that is primarily focused on developing and maintaining relationships with large employers to build employee education benefits programs; and (3) Australia/New Zealand, which provides certificate and degree programs in Australia and New Zealand. The Australia/New Zealand segment was not changed as a result of the Company's reorganization. Financial reporting under the new structure began in the first quarter of 2021. Prior period segment disclosures have been restated to conform to the current period presentation.
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
All information as of June 30, 2020 and 2021, and for the three and six months ended June 30, 2020 and 2021 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.
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
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from Strayer University or Capella University during the academic term. The Company had approximately $0.1 million and $0.3 million of these unpaid obligations as of December 31, 2020 and June 30, 2021, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until that student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2020 and June 30, 2021, the Company had approximately $13.9 million and $11.5 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of June 30, 2020 and 2021 (in thousands):

	As of June 30,
	2020	2021
Cash and cash equivalents	$470,319	$261,585
Restricted cash included in other current assets	800	11,829
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$471,619	$273,914
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
The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020	June 30, 2021
Tuition receivable	$99,942	$128,200
Allowance for credit losses	(49,773)	(49,591)
Tuition receivable, net	$50,169	$78,609

Approximately $3.6 million and $3.2 million of tuition receivable are included in other assets as of December 31, 2020 and June 30, 2021, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three and six months ended June 30, 2020 and 2021 (in thousands).

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Allowance for credit losses, beginning of period	$38,094	$49,179	$30,931	$49,773
Impact of adopting ASC 326	—	—	4,571	—
Additions charged to expense	11,976	9,737	23,147	20,559
Write-offs, net of recoveries	(7,114)	(9,325)	(15,693)	(20,741)
Allowance for credit losses, end of period	$42,956	$49,591	$42,956	$49,591
Assets Held for Sale
The Company classifies assets and liabilities as held for sale (“disposal group”) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable to be completed within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a disposal group that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Gains are not recognized until the date of sale. Assets are not depreciated or amortized while they are classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group as assets held for sale and liabilities held for sale in its unaudited condensed consolidated balance sheets.
During the first six months of 2021, the Company evaluated its leased and owned campus portfolio, which resulted in the decision to downsize or exit several of its underutilized campus locations and to begin marketing the long-lived assets related to two of its owned U.S. Higher Education campus locations for sale. The long-lived assets being marketed for sale consist of land, buildings, and building improvements. As a result, the Company determined that it met all of the criteria to classify these assets as held for sale as of June 30, 2021. No impairment charge was recorded as the carrying amount of the net assets was less than the fair value less costs to sell. Fair value was determined based upon the anticipated sales price of these assets. Upon close, the Company will record any gains related to the sale of these assets in its unaudited condensed consolidated statements of income.

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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,418,939 and 24,621,111 shares were issued and outstanding as of December 31, 2020 and June 30, 2021, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In April 2021, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on June 7, 2021.
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
Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Weighted average shares outstanding used to compute basic earnings per share	21,764	23,975	21,787	23,974
Incremental shares issuable upon the assumed exercise of stock options	16	5	19	6
Unvested restricted stock and restricted stock units	232	146	235	159
Shares used to compute diluted earnings per share	22,012	24,126	22,041	24,139

Anti-dilutive shares excluded from the diluted earnings per share calculation	—	385	2	252

Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2020 and June 30, 2021, the balance of accumulated other comprehensive income was $48.9 million, net of tax of $0.3 million and $30.8 million, net of tax of $0.3 million, respectively. During the three and six months ended June 30, 2020, approximately $25,000, net of tax of $10,000, of unrealized gains on available-for-sale marketable securities was reclassified out of accumulated other comprehensive income to Other income on the unaudited condensed consolidated statements of income. There were no reclassifications out of accumulated other comprehensive income to net income for the three and six months ended June 30, 2021.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for credit losses, useful lives of property and equipment and intangible assets, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. During the six months ended June 30, 2020 and 2021, management estimates also include potential impacts the COVID-19 pandemic will have on student enrollment, tuition pricing, and collections in future periods. The duration and severity of the COVID-19 pandemic and its impact on the Company’s condensed consolidated financial statements is subject to uncertainty. Actual results could differ from those estimates.
Recently Issued Accounting Standards Not Yet Adopted
ASUs recently issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.
3.    Acquisition of Torrens University and Associated Assets in Australia and New Zealand
On November 3, 2020, the Company completed its acquisition of Torrens University and associated assets in Australia and New Zealand pursuant to the sale and purchase agreement dated July 29, 2020 (the "Purchase Agreement"). The acquired operations include Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to approximately 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design.
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
Through June 30, 2021, the Company has incurred $8.1 million of acquisition-related costs which have been recognized in Merger and integration costs in the unaudited condensed consolidated statements of income. These costs were primarily attributable to legal, financial, and accounting support services incurred by the Company in connection with the acquisition.
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and six months ended June 30, 2020 and 2021 (in thousands):

	For the three months June 30,		For the six months ended June 30,
	2020	2021	2020	2021
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$237,696	$203,433	$483,016	$420,910
Other(1)	9,654	8,774	19,847	17,844
Total U.S. Higher Education Segment	247,350	212,207	502,863	438,754
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	—	72,340	—	122,562
Other(1)	—	1,720	—	2,763
Total Australia/New Zealand Segment	—	74,060	—	125,325
Alternative Learning Segment(2)	8,481	12,906	18,270	25,430
Consolidated revenue	$255,831	$299,173	$521,133	$589,509
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
Course materials are available to enable students to access electronically all required materials for courses in which they enroll during the quarter. Revenue derived from course materials is recognized ratably over the duration of the course as the Company provides the student with continuous access to these materials during the term. For sales of certain other course materials, the Company is considered the agent in the transaction, and as such, the Company recognizes revenue net of amounts owed to the vendor at the time of sale. Revenues also include certain academic fees recognized within the quarter of instruction, and certificate revenue and licensing revenue, which are recognized as the services are provided.
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
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $20.8 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the six months ended June 30,
	2020	2021
Balance at beginning of period	$49,641	$53,314
Revenue deferred	13,942	11,435
Benefit redeemed	(11,235)	(11,185)
Balance at end of period	$52,348	$53,564
Unbilled receivables – Student tuition
Academic materials may be shipped to certain new undergraduate students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue are recorded. The balance of unbilled receivables related to such materials was $0.5 million as of June 30, 2021, and is included in tuition receivable.
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

The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the six months ended June 30, 2020 and 2021 (in thousands):

	CEC Integration Plan	2020 Restructuring Plan	Total
Balance at December 31, 2019	$8,283	$—	$8,283
Restructuring and other charges	—	—	—
Payments	(3,986)	—	(3,986)
Adjustments	—	—	—
Balance at June 30, 2020	$4,297	$—	$4,297

Balance at December 31, 2020(1)	$1,835	$1,287	$3,122
Restructuring and other charges	—	3,358	3,358
Payments	(1,344)	(3,237)	(4,581)
Adjustments	—	—	—
Balance at June 30, 2021(1)	$491	$1,408	$1,899
_____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses.
In addition, the 2020 restructuring plan included an evaluation of the Company's owned and leased real estate portfolio, which resulted in the closure of underutilized campus and corporate offices. During the three and six months ended June 30, 2021, the Company recorded right-of-use lease asset charges of approximately $2.6 million and $17.0 million, respectively, related to the campus and corporate locations closed as a result of the restructuring plan. The Company also recorded fixed asset impairment charges of approximately $2.0 million during the six months ended June 30, 2021. All severance and other employee separation charges and right-of-use lease asset and fixed asset impairment charges related to the 2020 restructuring plan are included in Restructuring costs on the unaudited condensed consolidated statements of income.

6. Marketable Securities
The following is a summary of available-for-sale securities as of June 30, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$18,493	$418	$—	$18,911
Corporate debt securities	12,882	309	—	13,191
Total	$31,375	$727	$—	$32,102

The following is a summary of available-for-sale securities as of December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$19,924	$365	$—	$20,289
Corporate debt securities	17,086	452	—	17,538
Total	$37,010	$817	$—	$37,827
The unrealized gains on the Company’s investments in corporate debt and municipal securities as of December 31, 2020 and June 30, 2021 were caused by changes in market values primarily due to interest rate changes. As of June 30, 2021, there were no securities in an unrealized loss position for a period longer than twelve months. The Company has no allowance for credit losses related to its available-for-sale securities as all investments are in investment grade securities. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No impairment charges were recorded during the three and six months ended June 30, 2020 and 2021.

The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020	June 30, 2021
Due within one year	$7,557	$4,040
Due after one year through five years	30,270	28,062
Total	$37,827	$32,102
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the three and six months ended June 30, 2020 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Maturities of marketable securities	$7,500	$3,665	$17,405	$5,595
Sales of marketable securities	1,464	—	1,464	—
Total	$8,964	$3,665	$18,869	$5,595
The Company recorded approximately $35,000 in gross realized gains in net income during the three and six months ended June 30, 2020 related to the sale of marketable securities. The Company did not record any gross realized gains or losses in net income during the three and six months ended June 30, 2021.
7.    Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$1,883	$1,883	$—	$—
Marketable securities:
Tax-exempt municipal securities	18,911	—	18,911	—
Corporate debt securities	13,191	—	13,191	—
Total assets at fair value on a recurring basis	$33,985	$1,883	$32,102	$—

Liabilities:
Deferred payments	$1,368	$—	$—	$1,368

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,841	$2,841	$—	$—
Marketable securities:
Tax-exempt municipal securities	20,289	—	20,289	—
Corporate debt securities	17,538	—	17,538	—
Total assets at fair value on a recurring basis	$40,668	$2,841	$37,827	$—

Liabilities:
Deferred payments	$1,658	$—	$—	$1,658
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2020 and June 30, 2021 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
•Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $1.4 million as of June 30, 2021 and is included in accounts payable and accrued expense.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2020 and 2021.
Changes in the fair value of the Company’s Level 3 liabilities during the six months ended June 30, 2020 and 2021 are as follows (in thousands):

	As of June 30,
	2020	2021
Balance as of the beginning of period	$3,257	$1,658
Amounts paid	(808)	(730)
Other adjustments to fair value	(21)	440
Balance at end of period	$2,428	$1,368

8.    Goodwill and Intangible Assets
Goodwill
During the first quarter of 2021, the Company reallocated a portion of its goodwill to the Alternative Learning segment based on a relative fair value analysis performed using several probability weighted scenarios. The following table presents changes in the carrying value of goodwill by segment for the six months ended June 30, 2021 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Alternative Learning	Total
Balance as of December 31, 2020	$732,075	$586,451	$—	$1,318,526
Reporting unit reallocation(1)	(100,000)	—	100,000	—
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(14,925)	—	(14,925)
Adjustments to prior acquisitions(2)	—	262	—	262
Balance as of June 30, 2021	$632,075	$571,788	$100,000	$1,303,863
_____________________________________
(1)Represents the reallocation of goodwill as a result of the Company reorganizing its segments in the first quarter of 2021.
(2)Represents a measurement period adjustment recorded in the first quarter of 2021, as discussed in Note 3.
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and six months ended June 30, 2021 to indicate an impairment to goodwill at any of its segments. There were no impairment charges related to goodwill recorded during the three and six month periods ended June 30, 2020 and 2021.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$202,861	$(135,703)	$67,158	$202,145	$(169,540)	$32,605
Not subject to amortization
Trade names	259,262	—	259,262	257,380	—	257,380
Total	$462,123	$(135,703)	$326,420	$459,525	$(169,540)	$289,985
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $27.7 million and $33.8 million for the six months ended June 30, 2020 and 2021, respectively.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. No events or circumstances occurred in the three and six months ended June 30, 2021 to indicate an impairment to indefinite-lived intangible assets. There was no impairment charge related to indefinite-lived intangible assets recorded during the three and six months ended June 30, 2020 and 2021.

9. Other Assets

Other assets consist of the following as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020	June 30, 2021
Prepaid expenses, net of current portion	$22,418	$21,271
Equity method investments	15,795	17,401
Cloud computing arrangements	6,385	8,112
Other investments	2,527	2,999
Other	7,803	10,104
Other assets	$54,928	$59,887
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In the fourth quarter of 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute ("JWMI"), the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of June 30, 2021, $19.9 million of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $1.5 million across these partnerships through 2027. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the three and six months ended June 30, 2020 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Limited partnership investments, beginning of period	$15,805	$17,879	$15,795	$15,795
Capital contributions	175	190	293	262
Pro-rata share in the net income of limited partnerships	1,010	889	1,242	3,603
Distributions	—	(1,557)	(340)	(2,259)
Limited partnership investments, end of period	$16,990	$17,401	$16,990	$17,401
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

10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020	June 30, 2021
Trade payables	$64,049	$59,820
Accrued compensation and benefits	33,160	30,955
Accrued student obligations	4,017	4,084
Real estate liabilities	668	640
Other	2,848	4,620
Accounts payable and accrued expenses	$104,742	$100,119
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
The Company was in compliance with all the terms of the Amended Credit Facility as of June 30, 2021.
As of December 31, 2020 and June 30, 2021, the Company had approximately $141.8 million and $141.7 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.8 million and $3.7 million was denominated in Australian dollars as of December 31, 2020 and June 30, 2021, respectively.
During the six months ended June 30, 2020 and 2021, the Company paid $0.3 million and $1.4 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.

12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020	June 30, 2021
Contract liabilities, net of current portion	$34,866	$33,676
Asset retirement obligations	7,647	8,651
Deferred payments related to acquisitions	715	—
Other	2,827	2,677
Other long-term liabilities	$46,055	$45,004
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
13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and six months ended June 30, 2020 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Instructional and support costs	$1,356	$1,281	$2,386	$2,506
General and administration	2,503	3,368	4,498	6,043
Restructuring costs	—	(481)	—	(481)
Stock-based compensation expense included in operating expense	3,859	4,168	6,884	8,068
Tax benefit	993	1,131	1,770	2,131
Stock-based compensation expense, net of tax	$2,866	$3,037	$5,114	$5,937
During the six months ended June 30, 2020 and 2021, the Company recognized a $2.8 million windfall tax benefit and an $18,000 tax shortfall, respectively, related to share-based payment arrangements, which was recorded as an adjustment to the provision for income taxes.
14.    Income Taxes

During the six months ended June 30, 2020 and 2021, the Company recorded income tax expense of $24.7 million and $12.1 million, reflecting an effective tax rate of 26.3% and 29.0%, respectively.
The Company had $0.3 million of unrecognized tax benefits as of December 31, 2020 and June 30, 2021. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $16.2 million and $17.0 million in income taxes during the six months ended June 30, 2020 and 2021, respectively.
The tax years since 2017 remain open for Federal tax examination and the tax years since 2016 remain open to examination by state and local taxing jurisdictions in which the Company is subject to taxation.

15. Segment Reporting
Strategic Education is an educational services company that provides access to high-quality education through campus-based and online post-secondary education offerings, as well as through programs to develop job-ready skills for high-demand markets. Strategic Education’s portfolio of companies is dedicated to closing the skills gap by placing adults on the most direct path between learning and employment. In the first quarter of 2021, the Company changed the way management reports financial information relied on by the Chief Operating Decision Maker (“CODM”) to evaluate performance and allocate the resources of the Company. The Company’s revised organizational structure includes three operating and reportable segments: U.S. Higher Education (“USHE”), which is primarily comprised of the Company's previous Strayer University and Capella University segments, Alternative Learning, and Australia/New Zealand. Financial reporting under the new organizational structure began in the first quarter of 2021. Prior period segment disclosures have been recast to conform to the current period presentation.
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
A summary of financial information by reportable segment for the three and six months ended June 30, 2020 and 2021 is presented in the following table (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2021	2020	2021
Revenues
U.S. Higher Education	$247,350	$212,207	$502,863	$438,754
Australia/New Zealand	—	74,060	—	125,325
Alternative Learning	8,481	12,906	18,270	25,430
Consolidated revenues	$255,831	$299,173	$521,133	$589,509
Income (loss) from operations
U.S. Higher Education	$58,765	$32,059	$115,508	$79,813
Australia/New Zealand	—	15,601	—	12,652
Alternative Learning	4,221	5,180	10,618	11,061
Amortization of intangible assets	(15,417)	(19,392)	(30,834)	(38,799)
Merger and integration costs	(1,174)	(1,937)	(4,938)	(2,949)
Restructuring costs	—	(4,811)	—	(23,078)
Consolidated income from operations	$46,395	$26,700	$90,354	$38,700

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
17.    Regulation
United States Regulation
American Rescue Plan Act of 2021

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021. Similar to previous stimulus packages, this legislation provided additional funding for the Higher Education Emergency Relief Fund. A small portion of the $39.6 billion allocated for institutions of higher education has been made available for student emergency aid for students at for-profit institutions. Capella University was eligible for and disbursed $184,323 to students of the highest need in June 2021, and Strayer University is eligible and plans to disburse $2,554,773 to students of the highest need in July 2021.

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

Additionally, the bill provides $22.7 billion for higher education institutions and students impacted by COVID-19, including $680.9 million (3 percent of the total) for student emergency aid for students at for-profit institutions. In January 2021, the Department released a table of institutional allocation of funds which indicated that Capella University was eligible for $328,602 and Strayer University was eligible for $5,831,606, all of which was disbursed to students with the highest need, in the form of direct grants in spring 2021.

Veterans Health Care and Benefits Improvement Act of 2020

On January 5, 2021, President Trump signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expands student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2 or provisional approval status by the Department of Education, is subject to any punitive action by a federal or state entity, faces the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits from the closed school or program; protects students from debt collection by the Department of Veterans Affairs (“VA”) for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts. The legislation will require guidance from the Department of Veterans Affairs, and most provisions are effective August 1, 2021. Institutions may seek waivers for certain sections of the new law if they were not able to satisfy compliance requirements by August 1, 2021, but neither Strayer University nor Capella University will seek a waiver.
THRIVE Act

On June 8, 2021, President Biden signed into law the Training in High-Demand Roles to Improve Veteran Employment Act (the “THRIVE Act”), which amended provisions of the Veterans Health Care and Benefits Improvement Act and the American Rescue Plan Act. The law requires the Department of Labor and VA to collaborate on a list of high-demand occupations for a rapid retraining assistance program. Additionally, the law requires the Government Accountability Office to report on the outcomes and effectiveness of retraining programs. The THRIVE Act amends the Veterans Health Care and Benefits Improvement Act by clarifying that programs pursued solely through distance education on a half-time basis or less are not eligible for the housing stipend that is generally available for retraining programs. As noted above, the Veterans Health Care and Benefits Improvement Act prohibits certain high-pressure recruiting tactics. The THRIVE Act requires the VA to take disciplinary action if a person with whom an institution has a recruiting or educational services agreement violates the VA’s incentive compensation bans.
CARES Act

On March 27, 2020, Congress passed and President Trump signed into law the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. Among other things, the $2.2 trillion bill established some flexibilities related to the processing of federal student financial aid, established a higher education emergency fund, and created relief for some federal student loan borrowers. Through the CARES Act, Congress provided institutions of higher education relief from conducting a return to Title IV (R2T4) calculation in cases where the student withdrew because of COVID-19, including removing the requirement that the institution return unearned funds to the Department of Education and providing loan cancellation for the portion of the Direct Loan associated with a payment period that the student did not complete due to COVID-19. The CARES Act also allows institutions to exclude from satisfactory academic progress calculations any attempted credits that the student did not complete due to COVID-19, without requiring an appeal from the student. Additionally, under the legislation, institutions are permitted to transfer up to 100% of Federal Work Study funds into their Federal Supplemental Educational Opportunity Grant allocation and are granted a waiver of the 2019/2020 and 2020/2021 non-federal share institutional match. Institutions may continue to make Federal Work Study payments to student employees who are unable to meet their employment obligations due to COVID-19. The CARES Act also suspended payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. On August 8, 2020, President Trump issued a memorandum directing the Secretary of Education to take action to extend CARES Act student loan relief through December 31, 2020. On December 4, 2020, the Secretary of Education extended CARES Act student loan relief through January 31, 2021. On January 20, 2021, the Secretary of Education extended CARES Act student loan relief through September 30, 2021. On March 30, 2021, the Secretary of Education also extended student loan relief to Federal Family Education Loans that are in default. The Department issued and will continue to issue sub-regulatory guidance to institutions regarding implementation of the provisions included in the CARES Act.

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
On July 1, 2019, the Department of Education released final gainful employment regulations, which contained a full repeal of the 2015 Regulations and became effective on July 1, 2020. Both Capella University and Strayer University implemented the July 2019 regulations early, by means permitted by the Secretary, and accordingly were not required to report gainful employment data for the 2018-2019 award year. For the period between July 2019 and July 1, 2020, Capella University and Strayer University were not required to comply with gainful employment disclosure and template publication requirements and were not required to comply with the regulation’s certification requirements with respect to programmatic accreditation and program satisfaction of prerequisites for professional licensure/state certification. On May 26, 2021, the Department announced its intention to establish negotiated rulemaking committees to prepare proposed regulations for gainful employment and other topics related to programs authorized under Title IV of the Higher Education Act of 1965, as amended. See “Current Negotiated Rulemaking” below. We cannot predict the outcome of the negotiated rulemaking process.
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
The 2019 BDTR Rule defines “financial harm” as the amount of monetary loss that a borrower incurs as a consequence of a misrepresentation. The Department will determine financial harm based upon individual earnings and circumstances, which must include consideration of the individual borrower’s career experience subsequent to enrollment and may include, among other factors, evidence of program-level median or mean earnings. “Financial harm” does not include damages for non-monetary loss, and the act of taking out a Direct Loan, alone, does not constitute evidence of financial harm. Financial harm also cannot be predominantly due to intervening local, regional, national economic or labor market conditions, nor can it arise from the borrower’s voluntary change in occupation or decision to pursue less than full-time work or decision not to work. The 2019 BDTR Rule contains certain limitations and procedural protections. Among the most prominent of these restrictions, the regulation contains a three-year limitation period of claims, measured from the student’s separation from the institution, does not permit claims to be filed on behalf of groups, and requires that institutions receive access to any evidence in the Department’s possession to inform its response. The 2019 BDTR Rule permits the usage of pre-dispute arbitration agreements and class action waivers as conditions of enrollment, so long as the institution provides plain-language disclosures to students and the disclosures are placed on the institution’s website. The regulations also allow for a borrower to choose whether to apply for a closed school loan discharge or accept a teach-out opportunity. In addition, the closed school discharge window is expanded from 120 days to 180 days prior to the school’s closure, though the final rule does not allow for an automatic closed school loan discharge. Institutions are required to accept responsibility for the repayment of amounts discharged by the Secretary pursuant to the borrower defense to repayment, closed school discharge, false certification discharge, and unpaid refund discharge regulations. If the Secretary discharges a loan in whole or in part, the Department of Education may require the school to repay the amount of the discharged loan. On December 10, 2019, the Secretary of Education released a formula to calculate the amount of relief a borrower may receive for a successful BDTR application. This formula analyzed a borrower’s earnings as compared to median earnings of comparable programs to determine the amount of loans that would be discharged. Under this formula, even successful BDTR applicants may receive only a partial loan discharge.
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
On May 26, 2021, the Department announced its intention to establish negotiated rulemaking committees to prepare proposed regulations for borrower defenses to repayment and other topics related to programs authorized under Title IV of the Higher Education Act of 1965, as amended. See “Current Negotiated Rulemaking” below. We cannot predict the outcome of the negotiated rulemaking process.
Accrediting Agencies and State Authorization
On November 1, 2019, the Department of Education published final rules amending regulations governing the recognition of accrediting agencies, certain student assistance provisions including state authorization rules, and institutional eligibility. Among other changes, the final rules revise the definition of “state authorization reciprocity agreement” such that member states may enforce their own general-purpose state laws and regulations, but may not impose additional requirements related to state authorization of distance education directed at all or a subgroup of educational institutions. The regulations also clarify that state authorization requirements related to distance education courses are based on the state where a student is “located,” as determined by the institution, and not the state of the student’s “residence.” In addition, the final rules remove certain disclosure requirements related to programs offered solely through distance education, and they replace those requirements with certain disclosure requirements applicable to all programs that lead to professional licensure or certification, regardless of the delivery modality of those programs. The Department’s new rules also refine the process for recognition and review of accrediting agencies, the criteria used by the Department to recognize accrediting agencies, and the Department’s requirements for accrediting agencies in terms of their oversight of accredited institutions and programs. The final regulations became effective on July 1, 2020, excepting certain provisions which were eligible to be implemented early by institutions, and certain provisions relating to recognition of accrediting agencies effective January 1 and July 1, 2021. Neither Capella University nor Strayer University opted for early implementation.
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

Distance Education and Innovation
On August 24, 2020, the Department of Education published final rules related to distance education and innovation to amend the sections of the institutional eligibility regulations issued under the HEA regarding establishing eligibility, maintaining eligibility, and losing eligibility. Among other changes, the final rules establish an updated definition of distance education; amend the existing definition of the credit hour; create a definition of academic engagement; and update eligibility and program design, for programs offered through the direct assessment of learning. The final rules also make operational changes to several financial aid awarding, disbursing and refunding rules, including how aid can be delivered to students enrolled in subscription period programs, such as Capella’s FlexPath offerings. The final rule became effective July 1, 2021.
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
On March 8, 2021, President Biden signed an executive order that requires the Secretary of Education and the Attorney General to review the previous administration’s rulemakings and guidance documents related to Title IX. In June 2021, the Department of Education held virtual public hearings to gather information for providing enforcement of Title IX, as part of the Office for Civil Rights’ comprehensive review of the regulation. After the public hearings, the Department of Education indicated that it plans to introduce proposed rule changes for Title IX in May 2022. On June 16, 2021, the Office for Civil Rights issued a notice of interpretation clarifying that the Department interprets Title IX and its enforcement authority under the regulation to include the prohibition of sex discrimination based on sexual orientation and gender identity. On July 20, 2021, the Department of Education released a Questions and Answers document outlining the Office for Civil Rights’ interpretation of the Title IX regulations related to sexual harassment.
Current Negotiated Rulemaking
On May 26, 2021, the Department announced its intention to establish negotiated rulemaking committees to prepare proposed regulations for programs authorized under Title IV of the Higher Education Act of 1965, as amended. As part of the notice, the Department suggested the following topics for regulation: change of ownership and change in control of institutions of higher education under 34 CFR 600.31; certification procedures for participation in Title IV, HEA programs under 34 CFR 668.13; standards of administrative capability under 34 CFR 668.16; ability to benefit under 34 CFR 668.156; borrower defense to repayment under 34 CFR 682.410, 668.411, 685.206, and 685.222; discharges for borrowers with a total and permanent disability under 34 CFR 674.61, 682.402, and 685.213; closed school discharges under 34 CFR 685.214 and 682.402; discharges for false certification of student eligibility under 34 CFR 685.215(a)(1) and 682.402; loan repayment plans under 34 CFR 682.209, 682.215, 685.208, and 685.209; the Public Service Loan Forgiveness program under 34 CFR 685.219; mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements (formerly under 34 CFR 685.300) and associated counseling about such arrangements under 34 CFR 685.304; financial responsibility for participating institutions of higher education under 34 CFR subpart L, such as events that indicate heightened financial risk; gainful employment (formerly located in 34 CFR subpart Q); and Pell Grant eligibility for prison education programs under 34 CFR part 690. Additionally, the Department invited public input on how it could address, through regulations, gaps in postsecondary outcomes such as retention, completion, loan repayment, and student loan default by race, ethnicity, gender, and other key student characteristics. To support this work, the Department held a series of virtual public hearings in June 2021, as well as accepted written comments. At the virtual public hearings and via written comments, members of the public discussed proposed changes for all of the issues noted above, as well as comments addressing data transparency, including disclosures of outcomes for veteran students. The Department has indicated its intention to convene multiple committees, with a call for negotiator nominations planned for late summer 2021. We cannot predict the outcome of the negotiated rulemaking process.
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
On March 17, 2021, the Department informed Strayer University that it planned to conduct an announced, remote program review. The review commenced on April 19, 2021 and covers the 2019-2020 and 2020-2021 federal student financial aid years. In general, after the Department conducts its site visit and reviews data supplied by a university, it sends the university a program review report. The university has the opportunity to respond to any findings in the report. The Department of Education then issues a final program review determination letter, which identifies any liabilities. The institution may appeal any monetary liabilities specified in the final program review determination letter. Strayer University has not yet received the Department’s report on the April 2021 program review.
Program Participation Agreement
Each institution participating in Title IV programs must enter into a Program Participation Agreement with the Department. Under the agreement, the institution agrees to follow the Department’s rules and regulations governing Title IV programs. On October 11, 2017, the Department and Strayer University executed a new Program Participation Agreement, approving Strayer University’s continued participation in Title IV programs with full certification through June 30, 2021. Strayer University applied for recertification by March 31, 2021, as required by the Department, and is awaiting a new Program Participation Agreement. Per the Department’s guidance, if a school submits a materially complete application no later than 90 calendar days prior to the expiration of the Program Participation Agreement, the agreement remains valid and the institution continues to be eligible to participate in Federal Student Aid programs, even if the Department has not completed its evaluation of the application before the expiration date.
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
Company Response to COVID-19
The ongoing COVID-19 pandemic has caused significant volatility and disruption to the United States and international economies. SEI took early action to protect the health and well-being of our students and employees in accordance with government mandates and informed by guidance from the Centers for Disease Control and Prevention. Specifically, we instituted a work-from-home policy for the vast majority of our workforce, closed physical campus locations, moved our on-ground courses at Strayer University online, postponed large events such as graduation ceremonies, and prohibited non-essential employee travel. As guidance has evolved, we have begun to reopen some campus and office locations and permit business travel.
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
As the pandemic has continued, we have seen sustained weakness in demand, especially in the United States, where total enrollment in our U.S. Higher Education segment decreased 7% and 10% in the first and second quarters of 2021, respectively, compared to the same periods in 2020. Enrollment in ANZ also has been impacted by the pandemic and the related closure of international borders in Australia and New Zealand. Based on leading indicators for third quarter enrollments in our U.S. Higher Education segment, and the announcement of continued border closures in Australia and New Zealand, our full-year 2021 financial results could be at or below the low end of the previously provided full-year outlook.
We believe our current financial position and expected operating results, and ability to further control costs, are sufficient to support the ongoing operation of SEI in a manner that protects the health and well-being of our employees, students, and partners.
Acquisition of Torrens University and associated assets in Australia and New Zealand
On November 3, 2020, we completed the acquisition of Torrens University and associated assets in Australia and New Zealand (“ANZ”), pursuant to the sale and purchase agreement dated July 29, 2020 (the "Purchase Agreement"). ANZ includes Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to approximately 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design. We believe ANZ represents an attractive portfolio of institutions with a similar focus on innovation, academic outcomes, improved affordability and career advancement as us. We also believe that ANZ provides an attractive platform for future growth, driven by Australia’s status as an attractive destination for international students, as well as the potential to use ANZ as a platform for expansion across the ASEAN region.
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
Company Overview
In the first quarter of 2021, we changed the way management reports financial information relied on by the Chief Operating Decision Maker ("CODM") to evaluate performance and allocate the resources of the Company. Our revised organizational structure includes the following three operating and reportable segments: (1) U.S. Higher Education (“USHE”), which is primarily comprised of SEI's previous Strayer University and Capella University segments and is focused on providing flexible and affordable certificate and degree programs to working adults; (2) Alternative Learning, a new segment that is primarily focused on developing and maintaining relationships with large employers to build employee education benefits programs; and (3) Australia/New Zealand, which provides certificate and degree programs in Australia and New Zealand. The Australia/New Zealand segment was not changed as a result of the reorganization. We began reporting under the new segment structure in the first quarter of 2021, and we have restated the results for the prior period to conform to the current period presentation.
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

•In the second quarter, USHE enrollment decreased 10% to 83,923 compared to 93,123 for the same period in 2020.
Alternative Learning Segment
•The Alternative Learning segment is primarily focused on developing and maintaining relationships with large employers to build employee education benefits programs that provide employees with access to affordable and industry relevant training, certificate, and degree programs. The employer relationships developed by the Alternative Learning division are an important source of student enrollment for Capella University and Strayer University, and the majority of the revenue attributed to the Alternative Learning division is driven by the volume of enrollment derived from these employer relationships. Enrollments attributed to the Alternative Learning segment are determined based on a student’s employment status and the existence of a corporate partnership arrangement with SEI. All enrollments attributed to the Alternative Learning division continue to be attributed to the division until the student graduates or withdraws, even if his or her employment status changes or if the partnership contract expires.
•In the second quarter, employer affiliated enrollment as a percentage of USHE enrollment was 20.5% compared to 17.2% for the same period in 2020.
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
•In the second quarter, Australia/New Zealand enrollment increased 1% to 18,800 compared to 18,592 for the same period in 2020.

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
Revenue recognition — Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the six months ended June 30, 2021 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the universities and the schools offering non-degree programs provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
Students at Strayer University registering in credit-bearing courses in any undergraduate program beginning in the summer 2013 term or graduate program beginning in the summer 2020 term (fiscal third quarter), and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s or master's degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In response to the COVID-19 pandemic, Strayer University is temporarily allowing students to miss two consecutive terms without losing their Graduation Fund credits. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University's performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of June 30, 2021, we had deferred $53.6 million for estimated redemptions earned under the Graduation Fund, as compared to $53.3 million at December 31, 2020. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.
Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the second quarter of 2021, our bad debt expense was 3.3% of revenue, compared to 4.7% for the same period in 2020. A change in our allowance for credit losses of 1% of gross tuition receivable as of June 30, 2021 would have changed our income from operations by approximately $1.3 million.
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
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and six months ended June 30, 2021 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and six month periods ended June 30, 2021.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three and six month periods ended June 30, 2021.
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
Results of Operations
As discussed above, we completed our acquisition of ANZ on November 3, 2020. Our results of operations for the three and six months ended June 30, 2021 include the results of ANZ, but the results of operations for the three and six months ended June 30, 2020 do not include the financial results of ANZ. Accordingly, the financial results of each period presented are not directly comparable.
In the second quarter of 2021, we generated $299.2 million in revenue compared to $255.8 million in 2020. Our income from operations was $26.7 million for the second quarter of 2021 compared to $46.4 million in 2020 primarily due to lower earnings in the USHE segment and restructuring costs incurred in the second quarter of 2021, partially offset by the inclusion of ANZ's income from operations. Net income in the second quarter of 2021 was $20.0 million compared to $34.2 million for the same period in 2020. Diluted earnings per share was $0.83 compared to $1.55 for the same period in 2020. For the six months ended June 30, 2021, we generated $589.5 million in revenue, compared to $521.1 million for the same period in 2020. Our income from operations was $38.7 million for the six months ended June 30, 2021 compared to $90.4 million for the same period in 2020 primarily due to lower earnings in the USHE segment and restructuring costs incurred in the first six months of 2021, partially offset by the inclusion of ANZ's income from operations. Net income was $29.6 million for the six months ended June 30, 2021 compared to $69.4 million for the same period in 2020, and diluted earnings per share was $1.22 in the six months ended June 30, 2021 compared to $3.15 for the same period in 2020.
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
Adjusted income from operations was $53.7 million in the second quarter of 2021 compared to $63.0 million in 2020. Adjusted net income was $37.5 million in the second quarter of 2021 compared to $45.4 million in 2020, and adjusted diluted earnings per share was $1.55 in the second quarter of 2021 compared to $2.06 in 2020. Adjusted income from operations was $106.7 million for the six months ended June 30, 2021 compared to $126.1 million for the same period in 2020. Adjusted net income was $74.5 million for the six months ended June 30, 2021 compared to $91.9 million for the same period in 2020, and adjusted diluted earnings per share was $3.09 for the six months ended June 30, 2021 compared to $4.17 for the same period in 2020.

The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2021

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$299,173	$1,423	$—	$—	$—	$—	$(2,534)	$298,062
Total costs and expenses	$272,473	$(19,392)	$(1,937)	$(4,811)	$—	$—	$(2,008)	$244,325
Income from operations	$26,700	$20,815	$1,937	$4,811	$—	$—	$(526)	$53,737
Operating margin	8.9%							18.0%
Income before income taxes	$27,457	$20,815	$1,937	$4,811	$(1,398)	$—	$(526)	$53,096
Net income	$19,976	$20,815	$1,937	$4,811	$(1,398)	$(8,164)	$(526)	$37,451

Diluted earnings per share	$0.83							$1.55
Weighted average diluted shares outstanding	24,126							24,126
Reconciliation of Reported to Adjusted Results of Operations for the three months ended June 30, 2020

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$255,831	$—	$—	$—	$—	$—	$—	$255,831
Total costs and expenses	$209,436	$(15,417)	$(1,174)	$—	$—	$—	$—	$192,845
Income from operations	$46,395	$15,417	$1,174	$—	$—	$—	$—	$62,986
Operating margin	18.1%							24.6%
Income before income taxes	$48,034	$15,417	$1,174	$—	$(1,135)	$—	$—	$63,490
Net income	$34,152	$15,417	$1,174	$—	$(1,135)	$(4,213)	$—	$45,395

Diluted earnings per share	$1.55							$2.06
Weighted average diluted shares outstanding	22,012							22,012

Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2021

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$589,509	$3,646	$—	$—	$—	$—	$(4,553)	$588,602
Total costs and expenses	$550,809	$(38,799)	$(2,949)	$(23,078)	$—	$—	$(4,049)	$481,934
Income from operations	$38,700	$42,445	$2,949	$23,078	$—	$—	$(504)	$106,668
Operating margin	6.6%							18.1%
Income before income taxes	$41,624	$42,445	$2,949	$23,078	$(4,181)	$—	$(504)	$105,411
Net income	$29,553	$42,445	$2,949	$23,078	$(4,181)	$(18,852)	$(504)	$74,488

Diluted earnings per share	$1.22							$3.09
Weighted average diluted shares outstanding	24,139							24,139
Reconciliation of Reported to Adjusted Results of Operations for the six months ended June 30, 2020

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$521,133	$—	$—	$—	$—	$—	$—	$521,133
Total costs and expenses	$430,779	$(30,834)	$(4,938)	$—	$—	$—	$—	$395,007
Income from operations	$90,354	$30,834	$4,938	$—	$—	$—	$—	$126,126
Operating margin	17.3%							24.2%
Income before income taxes	$94,116	$30,834	$4,938	$—	$(1,389)	$—	$—	$128,499
Net income	$69,391	$30,834	$4,938	$—	$(1,389)	$(11,898)	$—	$91,876

Diluted earnings per share	$3.15							$4.17
Weighted average diluted shares outstanding	22,041							22,041
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
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 28.5% for the three and six months ended June 30, 2020 and an adjusted effective tax rate of 29.5% and 29.3% for the three and six months ended June 30, 2021, respectively.
(6)Reflects foreign currency exchange impact related to translating foreign currency results at a constant exchange rate of 0.743 Australian Dollars to U.S. Dollars, which is the 2021 budget rate.

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Revenues. Consolidated revenue increased to $299.2 million, compared to $255.8 million in the same period in the prior year, primarily due to the inclusion of ANZ. In the USHE segment for the three months ended June 30, 2021, total enrollment decreased 10% to 83,923 from 93,123 for the same period in 2020. USHE segment revenue decreased 14.2% to $212.2 million compared to $247.4 million in 2020 as a result of declines in enrollment and revenue-per-student due to higher scholarships and discounts we are offering in response to the COVID-19 pandemic. Near term revenue in the USHE segment is expected to continue to be impacted negatively by the ongoing COVID-19 pandemic with weaker demand for enrollments and higher scholarships and discounts. In the Alternative Learning segment, revenue for the three months ended June 30, 2021 increased 52.2% to $12.9 million compared to $8.5 million in 2020 as a result of rapid growth in Sophia Learning and increasing employer affiliated enrollment. Revenues for the Australia/New Zealand segment were $74.1 million and included a $1.4 million purchase accounting reduction related to contract liabilities acquired in the acquisition.
Instructional and support costs. Consolidated instructional and support costs increased to $152.9 million, compared to $125.5 million in the same period in the prior year, principally due to the inclusion of $35.1 million of instructional and support costs related to ANZ, partially offset by cost savings implemented as a result of the impact of the COVID-19 pandemic, which included lower expenses associated with travel and facilities costs, as well as savings from the employee restructuring plan implemented in the third quarter of 2020. Consolidated instructional and support costs as a percentage of revenues increased to 51.1% in the second quarter of 2021 from 49.1% in the second quarter of 2020.
General and administration expenses. Consolidated general and administration expenses increased to $93.4 million in the second quarter of 2021 compared to $67.3 million in the prior year, principally due to the inclusion of $23.4 million of general and administration expenses related to ANZ, as well as increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 31.2% in the second quarter of 2021 from 26.3% in the second quarter of 2020.
Amortization of intangible assets. Amortization of intangible assets increased to $19.4 million in the second quarter of 2021 compared to $15.4 million in 2020, due to the additional amortization expense of intangible assets acquired in the acquisition of ANZ in November 2020.
Merger and integration costs. Merger and integration costs increased to $1.9 million in the second quarter of 2021 compared to $1.2 million for the same period in 2020, as a result of transaction and integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs of $4.8 million in the second quarter of 2021 primarily include impairments of right-of-use lease assets associated with vacating leased space, as well as severance and other personnel-related expenses from employee terminations in connection with a restructuring plan implemented in 2020.

Income from operations. Consolidated income from operations decreased to $26.7 million in the second quarter of 2021 compared to $46.4 million in the second quarter of 2020, principally due to lower earnings in the USHE segment and restructuring costs incurred in the second quarter of 2021, partially offset by the inclusion of ANZ's income from operations. USHE segment income from operations decreased 45.4% to $32.1 million in the second quarter of 2021, compared to $58.8 million in the second quarter of 2020, primarily due to lower enrollments and increased scholarship offerings during the COVID-19 pandemic, as well as increased investments in marketing initiatives. In the Alternative Learning segment, income from operations for the three months ended June 30, 2021 increased 22.7% to $5.2 million compared to $4.2 million in 2020 as a result of rapid growth in Sophia Learning and an increase in employer affiliated enrollment, partially offset by increased investment in outreach to corporate partners. Income from operations for the Australia/New Zealand segment was $15.6 million, which included a $1.4 million purchase accounting reduction related to contract liabilities acquired in the acquisition.
Other income. Other income decreased to $0.8 million in the second quarter of 2021 compared to $1.6 million in the second quarter of 2020, as a result of an increase in interest expense due to the $141.7 million balance outstanding on our revolving credit facility which was used to partially fund the ANZ acquisition in November 2020. We incurred $0.9 million of interest expense in the three months ended June 30, 2021 compared to $0.2 million in 2020.
Provision for income taxes. Income tax expense was $7.5 million in the second quarter of 2021, compared to $13.9 million in the second quarter of 2020. Our effective tax rate for the quarter was 27.2%, compared to 28.9% for the same period in 2020.
Net income. Net income decreased to $20.0 million in the second quarter of 2021 compared to $34.2 million in the second quarter of 2020 due to the factors discussed above.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Revenues. Consolidated revenue increased to $589.5 million, compared to $521.1 million in the same period in the prior year, primarily due to the inclusion of ANZ. USHE segment revenue decreased 13% to $438.8 million compared to $502.9 million in 2020 as a result of declines in enrollment and revenue-per-student due to higher scholarships and discounts we are offering in response to the COVID-19 pandemic. Near term revenue in the USHE segment is expected to continue to be impacted negatively by the ongoing COVID-19 pandemic with weaker demand for enrollments and higher scholarships and discounts. In the Alternative Learning segment, revenue for the six months ended June 30, 2021 increased 39% to $25.4 million compared to $18.3 million in 2020 as a result of rapid growth in Sophia Learning, and increasing employer affiliated enrollment. Revenues for the Australia/New Zealand segment were $125.3 million and included a $3.6 million purchase accounting reduction related to contract liabilities acquired in the acquisition.
Instructional and support costs. Consolidated instructional and support costs increased to $305.7 million in the six months ended June 30, 2021 from $258.5 million in the six months ended June 30, 2020, principally due to the inclusion of $68.0 million of instructional and support costs related to ANZ, partially offset by cost savings implemented as a result of the impact of the COVID-19 pandemic, which included lower expenses associated with travel and facilities costs, as well as savings from the employee restructuring plan implemented in the third quarter of 2020. Consolidated instructional and support costs as a percentage of revenues increased to 51.9% in the six months ended June 30, 2021 from 49.6% in the six months ended June 30, 2020.
General and administration expenses. Consolidated general and administration expenses increased to $180.2 million in the six months ended June 30, 2021 from $136.5 million in the six months ended June 30, 2020, principally due to the inclusion of $44.7 million of general and administration expenses related to ANZ. Consolidated general and administration expenses as a percentage of revenues increased to 30.6% in the six months ended June 30, 2021 from 26.2% in the six months ended June 30, 2020.
Amortization of intangible assets. Amortization of intangible assets increased to $38.8 million in the six months ended June 30, 2021 from $30.8 million in the six months ended June 30, 2020, due to the additional amortization expense of intangible assets acquired in the acquisition of ANZ in November 2020.
Merger and integration costs. Merger and integration costs decreased to $2.9 million in the six months ended June 30, 2021 from $4.9 million in the six months ended June 30, 2020, as a result of lower expenses for integration support services and severance costs related to the merger with Capella Education Company, partially offset by transaction and integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs of $23.1 million in the six months ended June 30, 2021 primarily include impairments of right-of-use lease assets and fixed assets associated with vacating leased space based on an assessment of our real estate portfolio completed in the six months ended June 30, 2021, as well as severance and other personnel-related expenses from employee terminations in connection with a restructuring plan implemented in 2020.

Income from operations. Consolidated income from operations decreased to $38.7 million in the six months ended June 30, 2021 from $90.4 million in the six months ended June 30, 2020, principally due to lower earnings in the USHE segment and restructuring costs incurred in 2021, partially offset by the inclusion of ANZ's income from operations. USHE segment income from operations decreased 31% to $79.8 million in the six months ended June 30, 2021 from $115.5 million in the six months ended June 30, 2020, primarily due to lower enrollments and increased scholarship offerings during the COVID-19 pandemic. Alternative Learning segment income from operations increased 4% to $11.1 million in the six months ended June 30, 2021 from $10.6 million in the six months ended June 30, 2020 as a result of rapid growth in Sophia Learning, partially offset by increased investment in outreach to corporate partners. Income from operations for the Australia/New Zealand segment was $12.7 million, which included a $3.6 million purchase accounting reduction related to contract liabilities acquired in the acquisition.
Other income. Other income decreased to $2.9 million in the six months ended June 30, 2021 from $3.8 million in the six months ended June 30, 2020, as a result of an increase in interest expense due to the $141.7 million balance outstanding on our revolving credit facility which was used to partially fund the ANZ acquisition in November 2020. We incurred $1.8 million of interest expense in the six months ended June 30, 2021 compared to $0.4 million in the six months ended June 30, 2020.
Provision for income taxes. Income tax expense was $12.1 million in the six months ended June 30, 2021, compared to $24.7 million in the six months ended June 30, 2021. Our effective tax rate for the quarter was 29.0%, compared to 26.3% in the six months ended June 30, 2020. The effective tax rate in 2020 includes higher windfall tax benefits recognized through share-based payment arrangements.

Net income. Net income decreased to $29.6 million in the six months ended June 30, 2021 compared to $69.4 million in the six months ended June 30, 2021 due to the factors discussed above.
Liquidity and Capital Resources
At June 30, 2021, we had cash, cash equivalents, and marketable securities of $293.7 million compared to $225.3 million at December 31, 2020 and $525.3 million at June 30, 2020. At June 30, 2021, most of our cash was held in demand deposit accounts at high credit quality financial institutions.

We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company's leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of June 30, 2021. At June 30, 2021, we had $141.7 million outstanding on our Revolving Credit Facility. We had no borrowings outstanding as of June 30, 2020. During the six months ended June 30, 2021 and 2020, we paid $1.4 million and $0.3 million, respectively of interest and unused commitment fees related to our Revolving Credit Facility.

Our net cash provided by operating activities for the six months ended June 30, 2021 was $125.8 million, compared to $111.9 million for the same period in 2020. The increase in net cash from operating activities was largely driven by the inclusion of ANZ and timing of working capital payments, partially offset by lower earnings in the USHE segment.

Capital expenditures decreased to $23.1 million for the six months ended June 30, 2021, compared to $25.5 million for the same period in 2020, due to lower capital investments in new and closed campuses, partially offset by the inclusion of ANZ.

The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock for each of the first two quarters of 2021. During the six months ended June 30, 2021, we paid a total of $29.5 million in cash dividends on our common stock. During the six months ended June 30, 2021, we paid $2.9 million to repurchase common shares in the open market under our repurchase program. As of June 30, 2021, we had $247.1 million of share repurchase authorization remaining to use through December 31, 2021.
For the second quarter of 2021 and 2020, bad debt expense as a percentage of revenue was 3.3% and 4.7%, respectively.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our Amended Credit Facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at June 30, 2021 and 2020. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the six months ended June 30, 2021 and 2020, we earned interest income of $0.6 million and $2.9 million, respectively.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of June 30, 2021, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
At June 30, 2021, we had $141.7 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million revolving credit facility was utilized.
Foreign Currency Risk
The United States Dollar ("USD") is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD, resulting from our acquisition of ANZ on November 3, 2020, accounted for 21.3% of our consolidated revenues for the six months ended June 30, 2021. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.
ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of June 30, 2021, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. On November 3, 2020, the Company completed its acquisition of Torrens University and associated assets in Australia and New Zealand. As noted under Item 9A, Controls and Procedures, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Torrens University and associated assets in Australia and New Zealand. See Note 3, Acquisition of Torrens University and Associated Assets in Australia and New Zealand in the condensed consolidated financial statements appearing in Part I, Item 1 of this report for a discussion of the acquisition and related financial data. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. The Company is in the process of integrating Torrens University and associated assets in Australia and New Zealand and the Company's internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On April 20, 2021, Capella University received a letter from the Department of Education referencing the Wright matter (described below), and indicating that the Department will require a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than 1,000 borrower defense applications that have been submitted regarding Capella. According to the Department, some of the applications allege similar claims as in the Wright matter concerning alleged misrepresentations of the length of time to complete doctoral programs. Capella has since received approximately 500 applications for borrower defense to repayment and is cooperating with the Department’s fact-finding process.
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
A proprietary institution may lose its eligibility to participate in the federal Title IV student financial aid program if it derives more than 90% of its revenues, on a cash basis, from Title IV programs for two consecutive fiscal years. A proprietary institution of higher education that violates the 90/10 Rule for any fiscal year will be placed on provisional status for up to two fiscal years. Using the formula specified in the Higher Education Act, Strayer University derived approximately 82.95% of its cash-basis revenues from these programs in 2020. Capella University derived approximately 71.98% of its cash-basis revenues from Title IV program funds in 2020. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which amends the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. The legislation requires the Department to conduct a negotiated rulemaking process to modify related Department regulations. This rulemaking process may result in a definition of “federal education assistance” that will include tuition assistance programs offered by the U.S. Department of Defense and U.S. Department of Veterans Affairs, in addition to the Title IV programs already covered by the 90/10 Rule. Under the legislation, these revisions to the 90/10 Rule would apply to institutional fiscal years beginning on or after January 1, 2023. Further legislation has been introduced in both chambers of Congress that seek to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals. If one of the Universities were to violate the 90/10 Rule, the loss of eligibility to participate in the federal student financial aid programs would have a material adverse effect on our business. Certain states have also proposed legislation that would prohibit enrollment of their residents based on a state and federal funding threshold that is more restrictive than the federal 90/10 Rule. If such legislation were to be enacted, and the Universities were unable to meet the threshold, loss of eligibility to enroll students in certain states would have a material adverse effect on our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2021, the Company paid $2.9 million to repurchase shares of common stock under its repurchase program. The Company's remaining authorization for common stock repurchases was $247.1 million as of June 30, 2021, and is available for use through December 31, 2021. A summary of the Company's share repurchases during the quarter is set forth below:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
Beginning Balance (at 03/31/21)				$250.0
April	—	$—	—	250.0
May	37,494	77.46	37,494	247.1
June	—	—	—	247.1
Total (at 06/30/21)	37,494	$77.46	37,494	$247.1
_____________________________________
(1)The Company's repurchase program was announced on November 3, 2003 for repurchases up to an aggregate amount of $15 million in value of common stock through December 31, 2004. The Board of Directors amended the program on various dates increasing the amount authorized and extending the authorization date. On November 3, 2020, the Board of Directors increased the amount authorized to $250.0 million for use through December 31, 2021.
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable
Item 5.   Other Information
Departure of Director
On July 26, 2021, Mr. James Dallas resigned as a director of the Company for personal reasons. Mr. Dallas’s resignation from the Board of Directors did not result from any disagreement relating to the Company’s operations, policies or practices.
Amendments to Amended and Restated Bylaws
On July 27, 2021, the Board of Directors adopted amendments to the Company’s Amended and Restated Bylaws to, among other things, (i) conform the list of individuals permitted to call a special meeting of the Company’s stockholders with the Maryland General Corporation Law, (ii) remove certain provisions relating to certification of the Company’s beneficial owners and the process for the issuance of shares of common stock, with the result in each case that the provisions of the Maryland General Corporation Law will control going forward, (iii) permit meetings of the Company’s stockholders to occur outside of the United States, and (iv) increase the maximum number of directors on the Board of Directors from up to 12 members to up to 18 members, as determined from time to time by a majority of the entire Board of Directors. The foregoing summary of the provisions of the Amended and Restated Bylaws, as amended, does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, as amended, a copy of which is filed as Exhibit 3.2 to this this Quarterly Report on Form 10-Q.

Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS Inline XBRL Instance Document
101.	SCH Inline XBRL Schema Document
101.	CAL Inline XBRL Calculation Linkbase Document
101.	DEF Inline XBRL Definition Linkbase Document
101.	LAB Inline XBRL Label Linkbase Document
101.	PRE XBRL Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: July 29, 2021