Form 10-Q
period 2021-09-30
Strategic Education, Inc.
filed 2021-11-05
CIK 1013934

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No  ☒
As of October 22, 2021, there were outstanding 24,600,479 shares of Common Stock, par value $0.01 per share, of the Registrant.

STRATEGIC EDUCATION, INC.
INDEX
FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2020	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$187,509	$274,774
Marketable securities	7,557	2,632
Tuition receivable, net	50,169	87,123
Income taxes receivable	1,429	—
Assets held for sale	—	2,167
Other current assets	39,458	39,785
Total current assets	286,122	406,481
Property and equipment, net	158,854	147,246
Right-of-use lease assets	120,687	121,818
Marketable securities, non-current	30,270	27,567
Intangible assets, net	326,420	278,365
Goodwill	1,318,526	1,280,221
Other assets	54,928	54,424
Total assets	$2,295,807	$2,316,122

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$104,742	$103,383
Income taxes payable	—	2,622
Contract liabilities	60,501	123,906
Lease liabilities	34,809	25,737
Total current liabilities	200,052	255,648
Long-term debt	141,823	141,593
Deferred income tax liabilities	53,407	41,024
Lease liabilities, non-current	106,151	139,031
Other long-term liabilities	46,055	43,770
Total liabilities	547,488	621,066
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01; 32,000,000 shares authorized; 24,418,939 and 24,600,479 shares issued and outstanding at December 31, 2020 and September 30, 2021, respectively	244	246
Additional paid-in capital	1,519,549	1,525,189
Accumulated other comprehensive income	48,880	1,956
Retained earnings	179,646	167,665
Total stockholders’ equity	1,748,319	1,695,056
Total liabilities and stockholders’ equity	$2,295,807	$2,316,122
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Revenues	$239,026	$270,078	$760,159	$859,587
Costs and expenses:
Instructional and support costs	127,174	153,651	385,654	459,394
General and administration	74,069	95,714	210,596	275,954
Amortization of intangible assets	15,417	8,932	46,251	47,731
Merger and integration costs	2,920	1,111	7,858	4,060
Restructuring costs	4,024	3,322	4,024	26,400
Total costs and expenses	223,604	262,730	654,383	813,539
Income from operations	15,422	7,348	105,776	46,048
Other income (expense)	912	(1,848)	4,674	1,076
Income before income taxes	16,334	5,500	110,450	47,124
Provision for income taxes	5,374	1,646	30,099	13,717
Net income	$10,960	$3,854	$80,351	$33,407
Earnings per share:
Basic	$0.48	$0.16	$3.62	$1.39
Diluted	$0.47	$0.16	$3.58	$1.38
Weighted average shares outstanding:
Basic	23,004	23,948	22,193	23,966
Diluted	23,214	24,113	22,432	24,131
STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Net income	$10,960	$3,854	$80,351	$33,407
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	—	(28,876)	—	(46,864)
Unrealized gains (losses) on marketable securities, net of tax	101	9	527	(60)
Comprehensive income (loss)	$11,061	$(25,013)	$80,878	$(13,517)
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the three months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at June 30, 2020	22,222,936	$222	$1,291,597	$192,072	$659	$1,484,550
Issuance of common stock in public offering	2,185,000	22	220,226	—	—	220,248
Stock-based compensation	—	—	3,860	15	—	3,875
Exercise of stock options, net	243	—	21	—	—	21
Issuance of restricted stock, net	(4,815)	—	(42)	—	—	(42)
Common stock dividends ($0.60 per share)	—	—	—	(14,655)	—	(14,655)
Unrealized gains on marketable securities, net of tax	—	—	—	—	101	101
Net income	—	—	—	10,960	—	10,960
Balance at September 30, 2020	24,403,364	$244	$1,515,662	$188,392	$760	$1,705,058

	For the three months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at June 30, 2021	24,621,111	$246	$1,523,022	$179,089	$30,823	$1,733,180
Stock-based compensation	—	—	4,624	22	—	4,646
Issuance of restricted stock, net	18,843	1	—	—	—	1
Repurchase of common stock	(39,475)	(1)	(2,457)	(543)	—	(3,001)
Common stock dividends ($0.60 per share)	—	—	—	(14,757)	—	(14,757)
Foreign currency translation adjustment, net of tax	—	—	—	—	(28,876)	(28,876)
Unrealized gains on marketable securities, net of tax	—	—	—	—	9	9
Net income	—	—	—	3,854	—	3,854
Balance at September 30, 2021	24,600,479	$246	$1,525,189	$167,665	$1,956	$1,695,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	For the nine months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2019	21,964,809	$220	$1,309,438	$152,819	$233	$1,462,710
Impact of adoption of new accounting standard	—	—	—	(3,311)	—	(3,311)
Issuance of common stock in public offering	2,185,000	22	220,226	—	—	220,248
Stock-based compensation	—	—	10,743	16	—	10,759
Exercise of stock options, net	19,810	—	1,207	—	—	1,207
Issuance of restricted stock, net	235,514	2	(25,847)	—	—	(25,845)
Repurchase of common stock	(1,769)	—	(105)	(142)	—	(247)
Common stock dividends ($1.80 per share)	—	—	—	(41,341)	—	(41,341)
Unrealized gains on marketable securities, net of tax	—	—	—	—	527	527
Net income	—	—	—	80,351	—	80,351
Balance at September 30, 2020	24,403,364	$244	$1,515,662	$188,392	$760	$1,705,058

	For the nine months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2020	24,418,939	$244	$1,519,549	$179,646	$48,880	$1,748,319
Stock-based compensation	—	—	12,659	55	—	12,714
Exercise of stock options, net	1,632	—	113	—	—	113
Issuance of restricted stock, net	256,877	3	(2,342)	—	—	(2,339)
Repurchase of common stock	(76,969)	(1)	(4,790)	(1,114)	—	(5,905)
Common stock dividends ($1.80 per share)	—	—	—	(44,329)	—	(44,329)
Foreign currency translation adjustment, net of tax	—	—	—	—	(46,864)	(46,864)
Unrealized losses on marketable securities, net of tax	—	—	—	—	(60)	(60)
Net income	—	—	—	33,407	—	33,407
Balance at September 30, 2021	24,600,479	$246	$1,525,189	$167,665	$1,956	$1,695,056
The accompanying notes are an integral part of these condensed consolidated financial statements.

STRATEGIC EDUCATION, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the nine months ended September 30,
	2020	2021
Cash flows from operating activities:
Net income	$80,351	$33,407
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of marketable securities	—	781
Gain on sale of property and equipment	—	(681)
Amortization of deferred financing costs	250	414
Amortization of investment discount/premium	108	55
Depreciation and amortization	78,189	88,188
Deferred income taxes	(12,867)	(12,197)
Stock-based compensation	10,759	12,714
Impairment of right-of-use lease assets	453	18,914
Changes in assets and liabilities:
Tuition receivable, net	(1,224)	(38,490)
Other assets	(8,684)	(6,106)
Accounts payable and accrued expenses	681	(253)
Income taxes payable and income taxes receivable	10,674	4,050
Contract liabilities	4,540	66,022
Other liabilities	(4,444)	(5,655)
Net cash provided by operating activities	158,786	161,163

Cash flows from investing activities:
Purchases of property and equipment	(34,787)	(33,632)
Purchases of marketable securities	(1,863)	—
Proceeds from marketable securities	22,868	9,300
Proceeds from sale of property and equipment	—	4,328
Other investments	(768)	(589)
Net cash used in investing activities	(14,550)	(20,593)

Cash flows from financing activities:
Net proceeds from issuance of common stock	220,248	—
Common dividends paid	(41,305)	(44,289)
Net payments for stock awards	(24,778)	(2,283)
Repurchase of common stock	(247)	(5,905)
Net cash provided by (used in) financing activities	153,918	(52,477)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	(3,280)
Net increase in cash, cash equivalents, and restricted cash	298,154	84,813
Cash, cash equivalents, and restricted cash — beginning of period	420,497	202,020
Cash, cash equivalents, and restricted cash — end of period	$718,651	$286,833
Noncash transactions:
Non-cash additions to property and equipment	$2,496	$6,849
Right-of-use lease assets obtained in exchange for operating lease liabilities	$12,427	$46,213
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
All information as of September 30, 2020 and 2021, and for the three and nine months ended September 30, 2020 and 2021 is unaudited but, in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the condensed consolidated financial position, results of operations, and cash flows of the Company. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.
Below is a description of the nature of the costs included in the Company’s operating expense categories.
Instructional and support costs (“I&SC”) generally contain items of expense directly attributable to activities that support students. This expense category includes salaries and benefits of faculty and academic administrators, as well as admissions and administrative personnel who support and serve student interests. Instructional and support costs also include course development costs and costs associated with delivering course content, including educational supplies, facilities, and all other physical plant and occupancy costs, with the exception of costs attributable to the corporate offices. Bad debt expense incurred on delinquent student account balances is also included in instructional and support costs.
General and administration (“G&A”) expenses include salaries and benefits of management and employees engaged in finance, human resources, legal, regulatory compliance, marketing and other corporate functions. Also included are the costs of advertising and production of marketing materials. General and administration expense also includes the facilities occupancy and other related costs attributable to such functions.

Amortization of intangible assets consists of amortization and depreciation expense related to intangible assets and software assets acquired through the Company's merger with Capella Education Company (“CEC”) and the Company's acquisition of ANZ.
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
Foreign Currency Translation and Transaction Gains and Losses
The United States Dollar (“USD”) is the functional currency of the Company and its subsidiaries operating in the United States. The financial statements of its foreign subsidiaries are maintained in their functional currencies. The functional currency of each of the foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Financial statements of foreign subsidiaries are translated into USD using the exchange rates applicable to the dates of the financial statements. Assets and liabilities are translated into USD using the period-end spot foreign exchange rates. Income and expenses are translated at the weighted-average exchange rates in effect during the period. Equity accounts are translated at historical exchange rates. The effects of these translation adjustments are reported as a component of accumulated other comprehensive income within shareholders’ equity.
For any transaction that is in a currency different from the entity’s functional currency, the Company records a net gain or loss based on the difference between the exchange rate at the transaction date and the exchange rate at the transaction settlement date (or rate at period end, if unsettled), in the unaudited condensed consolidated statements of income.
Restricted Cash
In the United States, a significant portion of the Company’s revenues are funded by various federal and state government programs. The Company generally does not receive funds from these programs prior to the start of the corresponding academic term. The Company may be required to return certain funds for students who withdraw from a U.S. Higher Education institution during the academic term. The Company had approximately $0.1 million and $1.7 million of these unpaid obligations as of December 31, 2020 and September 30, 2021, respectively. In Australia and New Zealand, advance tuition payments from international students are required to be restricted until that student commences his or her course. In addition, a portion of tuition prepayments from students enrolled in a vocational education and training program are held in trust by a third party law firm to adhere to tuition protection requirements. As of December 31, 2020 and September 30, 2021, the Company had approximately $13.9 million and $9.9 million, respectively, of restricted cash related to these requirements in Australia and New Zealand. These balances are recorded as restricted cash and included in other current assets in the unaudited condensed consolidated balance sheets.
As part of commencing operations in Pennsylvania in 2003, the Company is required to maintain a “minimum protective endowment” of at least $0.5 million in an interest-bearing account as long as the Company operates its campuses in the state. The Company holds these funds in an interest-bearing account, which is included in other assets.
The following table illustrates the reconciliation of cash, cash equivalents, and restricted cash shown in the unaudited condensed consolidated statements of cash flows as of September 30, 2020 and 2021 (in thousands):

	As of September 30,
	2020	2021
Cash and cash equivalents	$717,804	$274,774
Restricted cash included in other current assets	347	11,559
Restricted cash included in other assets	500	500
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$718,651	$286,833
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
The Company’s tuition receivable and allowance for credit losses were as follows as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020	September 30, 2021
Tuition receivable	$99,942	$136,401
Allowance for credit losses	(49,773)	(49,278)
Tuition receivable, net	$50,169	$87,123

Approximately $3.6 million and $2.9 million of tuition receivable are included in other assets as of December 31, 2020 and September 30, 2021, respectively, because these amounts are expected to be collected after 12 months.
The following table illustrates changes in the Company’s allowance for credit losses for the three and nine months ended September 30, 2020 and 2021 (in thousands).

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Allowance for credit losses, beginning of period	$42,956	$49,591	$30,931	$49,773
Impact of adopting ASC 326	—	—	4,571	—
Additions charged to expense	11,169	10,291	34,316	30,850
Write-offs, net of recoveries	(9,268)	(10,604)	(24,961)	(31,345)
Allowance for credit losses, end of period	$44,857	$49,278	$44,857	$49,278
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
During the first six months of 2021, the Company evaluated its leased and owned campus portfolio, which resulted in the decision to downsize or exit several of its underutilized campus locations and to begin marketing the long-lived assets related to two of its owned U.S. Higher Education campus locations for sale. The long-lived assets marketed for sale consist of land, buildings, and building improvements. The Company determined that it met all of the criteria to classify these assets as held for sale as of June 30, 2021. No loss was recorded as the carrying amount of the net assets was less than the fair value less costs to sell. Fair value was determined based upon the anticipated sales price of these assets.
During the third quarter of 2021, the Company sold the long-lived assets related to one of these U.S. Higher Education campuses and recognized a $0.7 million gain on sale, which is included in Restructuring costs on the unaudited condensed consolidated statements of income.

The long-lived assets associated with the other campus for sale continued to meet all of the criteria to be classified as assets held for sale as of September 30, 2021. On October 15, 2021, the Company completed the sale of these long-lived assets and recognized a gain on the sale at that time.
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
Authorized Stock
The Company has authorized 32,000,000 shares of common stock, par value $0.01, of which 24,418,939 and 24,600,479 shares were issued and outstanding as of December 31, 2020 and September 30, 2021, respectively. The Company also has authorized 8,000,000 shares of preferred stock, none of which is issued or outstanding. Before any preferred stock may be issued in the future, the Board of Directors would need to establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications, and the terms or conditions of the redemption of the preferred stock.
In July 2021, the Company’s Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock. The dividend was paid on September 13, 2021.
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

Set forth below is a reconciliation of shares used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Weighted average shares outstanding used to compute basic earnings per share	23,004	23,948	22,193	23,966
Incremental shares issuable upon the assumed exercise of stock options	12	4	16	5
Unvested restricted stock and restricted stock units	198	161	223	160
Shares used to compute diluted earnings per share	23,214	24,113	22,432	24,131

Anti-dilutive shares excluded from the diluted earnings per share calculation	123	377	42	293
Comprehensive Income
Comprehensive income includes net income and all changes in the Company’s equity during a period from non-owner sources, which for the Company consists of unrealized gains and losses on available-for-sale marketable securities, net of tax, and foreign currency translation adjustments. As of December 31, 2020 and September 30, 2021, the balance of accumulated other comprehensive income was $48.9 million, net of tax of $0.3 million, and $2.0 million, net of tax of $0.3 million, respectively. During the nine months ended September 30, 2020, approximately $25,000, net of tax of $10,000, of unrealized gains on available-for-sale marketable securities was reclassified out of accumulated other comprehensive income to Other income (expense) on the unaudited condensed consolidated statements of income. There were no reclassifications out of accumulated other comprehensive income to net income for the three and nine months ended September 30, 2021.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period reported. The most significant management estimates include allowances for credit losses, useful lives of property and equipment and intangible assets, incremental borrowing rates, potential sublease income and vacancy periods, accrued expenses, forfeiture rates and the likelihood of achieving performance criteria for stock-based awards, value of free courses earned by students that will be redeemed in the future, valuation of goodwill and intangible assets, and the provision for income taxes. During the nine months ended September 30, 2020 and 2021, management estimates also include potential impacts the COVID-19 pandemic will have on student enrollment, tuition pricing, and collections in future periods. The duration and severity of the COVID-19 pandemic and its impact on the Company’s condensed consolidated financial statements is subject to uncertainty. Actual results could differ from those estimates.
Recently Issued Accounting Standards Not Yet Adopted
Accounting Standards Updates recently issued by the FASB but not yet effective are not expected to have a material effect on the Company’s consolidated financial statements.
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
Pursuant to the Purchase Agreement, the aggregate consideration paid was approximately $658.4 million in cash, which reflected the original agreed upon purchase price of $642.7 million, plus a $15.7 million adjustment reflecting $11.0 million of net cash at close, and $4.7 million related to higher net working capital.
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
Through September 30, 2021, the Company has incurred $8.1 million of acquisition-related costs which have been recognized in Merger and integration costs in the unaudited condensed consolidated statements of income. These costs were primarily attributable to legal, financial, and accounting support services incurred by the Company in connection with the acquisition.
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
The following table presents the Company’s revenues from contracts with customers disaggregated by material revenue category for the three and nine months ended September 30, 2020 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
U.S. Higher Education Segment
Tuition, net of discounts, grants and scholarships	$221,235	$184,126	$704,251	$605,036
Other(1)	9,076	7,767	28,923	25,611
Total U.S. Higher Education Segment	230,311	191,893	733,174	630,647
Australia/New Zealand Segment
Tuition, net of discounts, grants and scholarships	—	64,456	—	187,018
Other(1)	—	768	—	3,531
Total Australia/New Zealand Segment	—	65,224	—	190,549
Alternative Learning Segment(2)	8,715	12,961	26,985	38,391
Consolidated revenue	$239,026	$270,078	$760,159	$859,587
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
Revenue from students participating in the Graduation Fund is recorded in accordance with ASC 606. The Company defers the value of the related performance obligation associated with the credits estimated to be redeemed in the future based on the underlying revenue transactions that result in progress by the student toward earning the benefit. The Company’s estimate of the benefits that will be redeemed in the future is based on its historical experience of student persistence toward completion of a course of study within this program and similar programs. Each quarter, the Company assesses its methodologies and assumptions underlying these estimates, and to date, any adjustments to the estimates have not been material. The amount estimated to be redeemed in the next 12 months is $19.7 million and is included as a current contract liability in the unaudited condensed consolidated balance sheets. The remainder is expected to be redeemed within two to four years.
The table below presents activity in the contract liability related to the Graduation Fund (in thousands):

	For the nine months ended September 30,
	2020	2021
Balance at beginning of period	$49,641	$53,314
Revenue deferred	19,044	15,005
Benefit redeemed	(17,077)	(16,733)
Balance at end of period	$51,608	$51,586
Unbilled receivables – Student tuition
Academic materials may be shipped to certain new undergraduate students in advance of the term of enrollment. Under ASC 606, the materials represent a performance obligation to which the Company allocates revenue based on the fair value of the materials relative to the total fair value of all performance obligations in the arrangement with the student. When control of the materials passes to the student in advance of the term of enrollment, an unbilled receivable and related revenue are recorded. The balance of unbilled receivables related to such materials was $0.8 million as of September 30, 2021, and is included in tuition receivable.
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
The following details the changes in the Company’s severance and other employee separation costs restructuring liabilities during the nine months ended September 30, 2020 and 2021 (in thousands):

	CEC Integration Plan	2020 Restructuring Plan	Total
Balance at December 31, 2019	$8,283	$—	$8,283
Restructuring and other charges	—	4,024	4,024
Payments	(5,401)	(34)	(5,435)
Adjustments	—	—	—
Balance at September 30, 2020	$2,882	$3,990	$6,872

Balance at December 31, 2020(1)	$1,835	$1,287	$3,122
Restructuring and other charges	—	3,737	3,737
Payments	(1,835)	(4,227)	(6,062)
Adjustments	—	—	—
Balance at September 30, 2021(1)	$—	$797	$797
_____________________________________
(1)Restructuring liabilities are included in accounts payable and accrued expenses.
In addition, the 2020 restructuring plan included an evaluation of the Company's owned and leased real estate portfolio, which resulted in the closure and sale of underutilized campus and corporate offices. During the three and nine months ended September 30, 2021, the Company recorded right-of-use lease asset charges of approximately $1.9 million and $18.9 million, respectively, related to the campus and corporate locations closed as a result of the restructuring plan. The Company also recorded fixed asset impairment charges of approximately $0.6 million and $2.6 million during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2021, the Company recorded a $0.7 million gain from the sale of property and equipment of an owned campus that was closed in connection with the 2020 restructuring plan. All severance and other employee separation charges, right-of-use lease asset and fixed asset impairment charges, and gains on the sale of property and equipment related to the 2020 restructuring plan are included in Restructuring costs on the unaudited condensed consolidated statements of income.

6. Marketable Securities
The following is a summary of available-for-sale securities as of September 30, 2021 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$18,520	$465	$—	$18,985
Corporate debt securities	10,940	274	—	11,214
Total	$29,460	$739	$—	$30,199

The following is a summary of available-for-sale securities as of December 31, 2020 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Losses)	Estimated Fair Value
Tax-exempt municipal securities	$19,924	$365	$—	$20,289
Corporate debt securities	17,086	452	—	17,538
Total	$37,010	$817	$—	$37,827
The unrealized gains on the Company’s investments in corporate debt and municipal securities as of December 31, 2020 and September 30, 2021 were caused by changes in market values primarily due to interest rate changes. As of September 30, 2021, there were no securities in an unrealized loss position for a period longer than twelve months. The Company has no allowance for credit losses related to its available-for-sale securities as all investments are in investment grade securities. The Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell these securities prior to the recovery of their amortized cost basis, which may be at maturity. No impairment charges were recorded during the three and nine months ended September 30, 2020 and 2021.
The following table summarizes the maturities of the Company’s marketable securities as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020	September 30, 2021
Due within one year	$7,557	$2,632
Due after one year through five years	30,270	27,567
Total	$37,827	$30,199
The following table summarizes the proceeds from the maturities and sales of available-for-sale securities for the three and nine months ended September 30, 2020 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Maturities of marketable securities	$3,999	$1,900	$21,404	$7,495
Sales of marketable securities	—	1,805	1,464	1,805
Total	$3,999	$3,705	$22,868	$9,300
The Company recorded approximately $35,000 in gross realized gains in net income during the nine months ended September 30, 2020 and approximately $0.8 million in gross realized losses in net income during the three and nine months ended September 30, 2021 related to the sales of marketable securities.
7.    Fair Value Measurement
Assets and liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2021 (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$3,916	$3,916	$—	$—
Marketable securities:
Tax-exempt municipal securities	18,985	—	18,985	—
Corporate debt securities	11,214	—	11,214	—
Total assets at fair value on a recurring basis	$34,115	$3,916	$30,199	$—

Liabilities:
Deferred payments	$646	$—	$—	$646

Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2020 (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$2,841	$2,841	$—	$—
Marketable securities:
Tax-exempt municipal securities	20,289	—	20,289	—
Corporate debt securities	17,538	—	17,538	—
Total assets at fair value on a recurring basis	$40,668	$2,841	$37,827	$—

Liabilities:
Deferred payments	$1,658	$—	$—	$1,658
The Company measures the above items on a recurring basis at fair value as follows:
•Money market funds – Classified in Level 1 is excess cash the Company holds in both taxable and tax-exempt money market funds, which are included in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheets. The Company records any net unrealized gains and losses for changes in fair value as a component of accumulated other comprehensive income in stockholders' equity. The Company's cash and cash equivalents held at December 31, 2020 and September 30, 2021 approximate fair value and are not disclosed in the above tables because of the short-term nature of the financial instruments.
•Marketable securities – Classified in Level 2 and valued using readily available pricing sources for comparable instruments utilizing observable inputs from active markets. The Company does not hold securities in inactive markets.
•Deferred payments – The Company acquired certain assets and entered into deferred payment arrangements with the sellers in transactions that occurred in 2011. The deferred payments are classified within Level 3 as there is no liquid market for similarly priced instruments and are valued using discounted cash flow models that encompass significant unobservable inputs. The assumptions used to prepare the discounted cash flows include estimates for interest rates, enrollment growth, retention rates, and pricing strategies. These assumptions are subject to change as the underlying data sources evolve and the programs mature. The short-term portion of deferred payments was $0.6 million as of September 30, 2021 and is included in accounts payable and accrued expense.
The Company did not change its valuation techniques associated with recurring fair value measurements from prior periods and did not transfer assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2020 and 2021.
Changes in the fair value of the Company’s Level 3 liabilities during the nine months ended September 30, 2020 and 2021 are as follows (in thousands):

	As of September 30,
	2020	2021
Balance as of the beginning of period	$3,257	$1,658
Amounts paid	(1,628)	(1,470)
Other adjustments to fair value	374	458
Balance at end of period	$2,003	$646

8.    Goodwill and Intangible Assets
Goodwill
During the first quarter of 2021, the Company reallocated a portion of its goodwill to the Alternative Learning segment based on a relative fair value analysis performed using several probability weighted scenarios. The following table presents changes in the carrying value of goodwill by segment for the nine months ended September 30, 2021 (in thousands):

	U.S. Higher Education	Australia / New Zealand	Alternative Learning	Total
Balance as of December 31, 2020	$732,075	$586,451	$—	$1,318,526
Reporting unit reallocation(1)	(100,000)	—	100,000	—
Additions	—	—	—	—
Impairments	—	—	—	—
Currency translation adjustments	—	(38,567)	—	(38,567)
Adjustments to prior acquisitions(2)	—	262	—	262
Balance as of September 30, 2021	$632,075	$548,146	$100,000	$1,280,221
_____________________________________
(1)Represents the reallocation of goodwill as a result of the Company reorganizing its segments in the first quarter of 2021.
(2)Represents a measurement period adjustment recorded in the first quarter of 2021, as discussed in Note 3.
The Company assesses goodwill at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective reporting unit below its carrying amount. No events or circumstances occurred in the three and nine months ended September 30, 2021 to indicate an impairment to goodwill at any of its segments. There were no impairment charges related to goodwill recorded during the three and nine month periods ended September 30, 2020 and 2021.
Intangible Assets
The following table represents the balance of the Company’s intangible assets as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Subject to amortization
Student relationships	$202,861	$(135,703)	$67,158	$201,052	$(177,091)	$23,961
Not subject to amortization
Trade names	259,262	—	259,262	254,404	—	254,404
Total	$462,123	$(135,703)	$326,420	$455,456	$(177,091)	$278,365
The Company’s finite-lived intangible assets are comprised of student relationships, which are being amortized on a straight-line basis over a three year useful life. Straight-line amortization expense for finite-lived intangible assets reflects the pattern in which the economic benefits of the assets are consumed over their estimated useful lives. Amortization expense related to finite-lived intangible assets was $41.5 million and $41.4 million for the nine months ended September 30, 2020 and 2021, respectively.
Indefinite-lived intangible assets not subject to amortization consist of trade names. The Company assigned an indefinite useful life to its trade name intangible assets, as it is believed these assets have the ability to generate cash flows indefinitely. In addition, there are no legal, regulatory, contractual, economic, or other factors to limit the useful life of the trade name intangibles.
The Company assesses indefinite-lived intangible assets at least annually for impairment during the fourth quarter, or more frequently if events occur or circumstances change between annual tests that would more likely than not reduce the fair value of the respective indefinite-lived intangible asset below its carrying amount. No events or circumstances occurred in the three and nine months ended September 30, 2021 to indicate an impairment to indefinite-lived intangible assets. There was no impairment charge related to indefinite-lived intangible assets recorded during the three and nine months ended September 30, 2020 and 2021.

9. Other Assets

Other assets consist of the following as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020	September 30, 2021
Prepaid expenses, net of current portion	$22,418	$20,606
Equity method investments	15,795	14,532
Cloud computing arrangements	6,385	6,665
Other investments	2,527	2,999
Tuition receivable, non-current	3,585	2,912
Other	4,218	6,710
Other assets	$54,928	$54,424
Prepaid Expenses
Long-term prepaid expenses primarily relate to payments that have been made for future services to be provided after one year. In the fourth quarter of 2020, pursuant to the terms of the perpetual license agreement associated with the Jack Welch Management Institute (“JWMI”), the Company made a final one-time cash payment of approximately $25.3 million for the right to continue to use the Jack Welch name and likeness. As of September 30, 2021, $19.5 million of this payment is included in the prepaid expenses, net of current portion balance, as the payment is being amortized over an estimated useful life of 15 years.
Equity Method Investments
The Company holds investments in certain limited partnerships that invest in various innovative companies in the health care and education-related technology fields. The Company has commitments to invest up to an additional $3.2 million across these partnerships through 2031. The Company's investments range from 3%-5% of any partnership’s interest and are accounted for under the equity method.
The following table illustrates changes in the Company’s limited partnership investments for the three and nine months ended September 30, 2020 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Limited partnership investments, beginning of period	$16,990	$17,401	$15,795	$15,795
Capital contributions	75	327	368	589
Pro-rata share in the net income (loss) of limited partnerships	370	(610)	1,612	2,993
Distributions	(701)	(2,586)	(1,041)	(4,845)
Limited partnership investments, end of period	$16,734	$14,532	$16,734	$14,532
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
Tuition Receivable
Non-current tuition receivable represents tuition that the Company expects to collect, but not within the next 12 months.

Other
Other is comprised primarily of deferred financing costs associated with the Company's credit facility, deferred contract costs related to commissions paid by ANZ to third party international agents, and refundable security deposits associated with the Company's leased campus and office space.
10.    Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020	September 30, 2021
Trade payables	$64,049	$57,687
Accrued compensation and benefits	33,160	32,897
Accrued student obligations	4,017	9,262
Other	3,516	3,537
Accounts payable and accrued expenses	$104,742	$103,383
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
The Company was in compliance with all the terms of the Amended Credit Facility as of September 30, 2021.
As of December 31, 2020 and September 30, 2021, the Company had approximately $141.8 million and $141.6 million, respectively, outstanding under the Revolving Credit Facility. Approximately $3.8 million and $3.6 million was denominated in Australian dollars as of December 31, 2020 and September 30, 2021, respectively.

During the nine months ended September 30, 2020 and 2021, the Company paid $0.4 million and $2.1 million, respectively, of interest and unused commitment fees related to its Revolving Credit Facility.
12.    Other Long-Term Liabilities
Other long-term liabilities consist of the following as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020	September 30, 2021
Contract liabilities, net of current portion	$34,866	$33,201
Asset retirement obligations	7,647	7,944
Deferred payments related to acquisitions	715	—
Other	2,827	2,625
Other long-term liabilities	$46,055	$43,770
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
13.    Equity Awards
The following table sets forth the amount of stock-based compensation expense recorded in each of the expense line items for the three and nine months ended September 30, 2020 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Instructional and support costs	$1,390	$1,365	$3,776	$3,871
General and administration	2,485	3,503	6,983	9,546
Restructuring costs	—	(222)	—	(703)
Stock-based compensation expense included in operating expense	3,875	4,646	10,759	12,714
Tax benefit	997	1,228	2,767	3,359
Stock-based compensation expense, net of tax	$2,878	$3,418	$7,992	$9,355
During the nine months ended September 30, 2020 and 2021, the Company recognized a $2.8 million windfall tax benefit and a $26,000 tax shortfall, respectively, related to share-based payment arrangements, which was recorded as an adjustment to the provision for income taxes.
14.    Income Taxes

During the nine months ended September 30, 2020 and 2021, the Company recorded income tax expense of $30.1 million and $13.7 million, reflecting an effective tax rate of 27.3% and 29.1%, respectively.
The Company had $0.3 million of unrecognized tax benefits as of December 31, 2020 and September 30, 2021. Interest and penalties, including those related to uncertain tax positions, are included in the provision for income taxes in the unaudited condensed consolidated statements of income.
The Company paid $32.4 million and $21.8 million in income taxes during the nine months ended September 30, 2020 and 2021, respectively.

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
The USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Strayer University and Capella University, including the Jack Welch Management Institute MBA, which is a unit of Strayer University. USHE also operates non-degree web and mobile application development courses through Hackbright Academy and Devmountain, which are units of Strayer University.
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
A summary of financial information by reportable segment for the three and nine months ended September 30, 2020 and 2021 is presented in the following table (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2021	2020	2021
Revenues
U.S. Higher Education	$230,311	$191,893	$733,174	$630,647
Australia/New Zealand	—	65,224	—	190,549
Alternative Learning	8,715	12,961	26,985	38,391
Consolidated revenues	$239,026	$270,078	$760,159	$859,587
Income from operations
U.S. Higher Education	$33,672	$5,168	$149,180	$84,981
Australia/New Zealand	—	10,364	—	23,016
Alternative Learning	4,111	5,181	14,729	16,242
Amortization of intangible assets	(15,417)	(8,932)	(46,251)	(47,731)
Merger and integration costs	(2,920)	(1,111)	(7,858)	(4,060)
Restructuring costs	(4,024)	(3,322)	(4,024)	(26,400)
Consolidated income from operations	$15,422	$7,348	$105,776	$46,048

16.    Litigation
The Company is involved in litigation and other legal proceedings arising out of the ordinary course of its business. Certain of these matters are discussed below. From time to time, certain matters may arise that are other than ordinary and routine. The outcome of such matters is uncertain, and the Company may incur costs in the future to defend, settle, or otherwise resolve them. The Company accrues for estimated costs related to existing lawsuits, claims and proceedings when it is probable that it will incur these costs in the future and the costs are reasonably estimable. The Company currently believes that the ultimate outcome of such matters will not, individually or in the aggregate, have a material adverse effect on its consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect future results of operations in a particular period.
On April 20, 2021, Capella University received a letter from the Department of Education referencing the Wright matter (described below), and indicating that the Department will require a fact-finding process pursuant to the borrower defense to repayment regulations to determine the validity of more than 1,000 borrower defense applications that have been submitted regarding Capella. According to the Department, some of the applications allege similar claims as in the Wright matter concerning alleged misrepresentations of the length of time to complete doctoral programs. Capella has since received approximately 500 applications for borrower defense to repayment and is cooperating with the Department’s fact-finding process. At this time, the Company is unable to predict the outcome of the Department's fact-finding process or the resolution of the borrower defense applications.
Wright, et al. v. Capella Education Co., et al. was filed several years ago in the United States District Court for the District of Minnesota. After the court granted Capella’s motion to dismiss in relation to all but one plaintiff, the plaintiff filed a motion for leave to file a second amended complaint on October 5, 2020, seeking to add six named plaintiffs as well as additional sub-classes and causes of action to the lawsuit. On April 2, 2021, the magistrate judge issued an order granting plaintiff’s motion to amend the complaint in part, allowing for the addition of six new plaintiffs as well as additional subclasses and causes of action. On September 22, 2021, the court affirmed the magistrate’s order, and plaintiffs have since filed their second amended complaint. The Company is currently unable to predict the ultimate timing or outcome of this litigation or reasonably estimate the range of possible losses due to various reasons, including, among other, the early stage of litigation and that there are significant factual and legal issues to be resolved. Capella intends to vigorously defend this case, including any request for class certification.
17.    Regulation
United States Regulation
American Rescue Plan Act of 2021

On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021. Similar to previous stimulus packages, this legislation provided additional funding for the Higher Education Emergency Relief Fund. A small portion of the $39.6 billion allocated for institutions of higher education has been made available for student emergency aid for students at for-profit institutions. Capella University disbursed $184,323 to students of the highest need in June 2021, and Strayer University disbursed $2,554,682 to students of the highest need in July 2021.

The legislation also amends the “90/10 Rule” to include “all federal education assistance” in the “90” side of the ratio calculation. See “Item 1. Business – Regulation – U.S. Regulatory Environment – The 90/10 Rule” of the Company’s Annual Report on Form 10-K for a description of the 90/10 Rule. The legislation requires the Department to conduct a negotiated rulemaking process to modify related Department regulations, which the Department has announced its intent to convene beginning no earlier than January 2022. This rulemaking process may result in a definition of “federal education assistance” that will include tuition assistance programs offered by the U.S. Department of Defense and U.S. Department of Veterans Affairs, in addition to the Title IV programs already covered by the 90/10 Rule. Under the legislation, these revisions to the 90/10 Rule would apply to institutional fiscal years beginning on or after January 1, 2023.

Further legislation has been introduced in both chambers of Congress that seeks to modify the 90/10 Rule further, including proposals to change the ratio requirement to 85/15 (federal to nonfederal revenue). We cannot predict whether Congress will pass any of these legislative proposals.

Consolidated Appropriations Act, 2021

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act of 2021. Among other things, this package funded the government through September 2021, provided additional COVID-related relief, and made a number of U.S. higher education changes.

The legislation includes a number of tax provisions, including replacing the tuition deduction with an expanded Lifetime Learning Credit, which now shares the higher income limitations of the American Opportunity Tax Credit. The legislation also extends until January 1, 2026 expanded employer-provided educational assistance permitting employers to pay up to $5,250 toward an employee’s federal student loans as a tax-free benefit.

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
Veterans Health Care and Benefits Improvement Act of 2020

On January 5, 2021, President Trump signed into law the Veterans Health Care and Benefits Improvement Act of 2020, which expands student veterans’ protections. Among other things, the legislation requires a risk-based review of schools if an institution is operating under Heightened Cash Monitoring 2 or provisional approval status by the Department of Education, is subject to any punitive action by a federal or state entity, faces the loss or risk of loss of accreditation, or has converted from for-profit to non-profit status. The legislation also restores veterans benefits to students whose school closed, as long as the student transferred fewer than 12 credits from the closed school or program; protects students from debt collection by the Department of Veterans Affairs (“VA”) for overpaid tuition benefits; and establishes a number of institutional requirements, including: providing clear disclosures about cost, loan debt, graduation and job placement rates, and acceptance of transfer credit; ensuring institutions are accommodating short absences due to service; prohibiting same-day recruitment and registration; and prohibiting more than three unsolicited recruiting contacts during any 1-month period. The legislation will require guidance from the VA, and most provisions are effective August 1, 2021. Institutions were permitted to seek waivers for certain sections of the new law if they were not able to satisfy compliance requirements by August 1, 2021, but neither Strayer University nor Capella University sought a waiver.
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
CARES Act

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. Among other things, the $2.2 trillion bill established some flexibilities related to the processing of federal student financial aid, established a higher education emergency fund, and created relief for some federal student loan borrowers. Through the CARES

Act, Congress provided institutions of higher education relief from conducting a return to Title IV (R2T4) calculation in cases where the student withdrew because of COVID-19, including removing the requirement that the institution return unearned funds to the Department of Education and providing loan cancellation for the portion of the Direct Loan associated with a payment period that the student did not complete due to COVID-19. The CARES Act also allows institutions to exclude from satisfactory academic progress calculations any attempted credits that the student did not complete due to COVID-19, without requiring an appeal from the student. Additionally, under the legislation, institutions are permitted to transfer up to 100% of Federal Work Study funds into their Federal Supplemental Educational Opportunity Grant allocation and are granted a waiver of the 2019/2020 and 2020/2021 non-federal share institutional match. Institutions may continue to make Federal Work Study payments to student employees who are unable to meet their employment obligations due to COVID-19. The CARES Act also suspended payments and interest accrual on federal student loans until September 30, 2020, in addition to suspending involuntary collections such as wage garnishment, tax refund reductions, and reductions of federal benefits like Social Security benefits during the same timeframe. Through a series of administrative actions, the Secretary of Education extended CARES Act student loan relief through January 31, 2022. The Department of Education noted in an August 6, 2021 announcement that this would be the final extension of the student loan payment pause. On March 30, 2021, the Secretary of Education also extended student loan relief to Federal Family Education Loans (“FFEL”) that are in default. The extension for FFEL also expires on January 31, 2022. The Department issued sub-regulatory guidance to institutions regarding implementation of the provisions included in the CARES Act.

Finally, the CARES Act allocated $14 billion to higher education through the creation of the Education Stabilization Fund. Fifty percent of the emergency funds received by institutions must go directly to students in the form of emergency financial aid grants to cover expenses related to the disruption of campus operations due to COVID-19. Students who were previously enrolled in exclusively online courses prior to March 13, 2020 are not eligible for these grants. Institutions may use remaining emergency funds not given to students for costs associated with significant changes to the delivery of instruction due to COVID-19, as long as such costs do not include payment to contractors for the provision of pre-enrollment recruitment activities, including marketing and advertising; endowments; or capital outlays associated with facilities related to athletics, sectarian instruction, or religious worship.

Institutions received funds under the Education Stabilization Fund based on a formula that factors in their relative percentage of full-time, Federal Pell Grant-eligible students who were not exclusively enrolled in online education prior to the emergency period. On April 9, 2020, the Department published guidance and funding levels for the Education Stabilization Fund, indicating that Strayer University was eligible to receive $5,792,122. Given that Strayer University is predominantly online, and very few students take only on-ground classes, Strayer declined to accept the funds allocated to it because most students would not have expenses related to the disruption of campus operations. Instead, Strayer University provided a $500 tuition grant for all students who had enrolled in on-ground classes for the Spring term, prior to the classes being converted to online. Because Capella University’s students are exclusively online, Capella was ineligible for Education Stabilization funding.
Congressional Spending Bills
Congress has introduced several large spending bills that include provisions relevant to higher education institutions. Since the Consolidated Appropriations Act, 2021 funded the federal government only through September 2021, Congress has continued to debate appropriations for fiscal year 2022 (October 1, 2021 through September 30, 2022). In order to continue funding the federal government while the full budget is still under negotiation, Congress passed a Continuing Resolution providing funding for the federal government until December 3, 2021. This Continuing Resolution prevented a federal government shutdown. Additionally, Congress temporarily increased the debt ceiling in October 2021, which allows the federal government to avoid default until at least December 2021. In addition to the appropriations bill that sets the annual budget, Congress is also examining a social spending bill and an infrastructure bill. One provision of the social spending bill proposes to increase the maximum amount of an individual student’s Pell Grant by $550, resulting in a new maximum award of $7,045. However, the additional $550 would only apply for students attending non-profit institutions.
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
On July 1, 2019, the Department of Education released final gainful employment regulations, which contained a full repeal of the 2015 Regulations and became effective on July 1, 2020. Both Capella University and Strayer University implemented the July 2019 regulations early, by means permitted by the Secretary, and accordingly were not required to report gainful employment data for the 2018-2019 award year. For the period between July 2019 and July 1, 2020, Capella University and Strayer University were not required to comply with gainful employment disclosure and template publication requirements and were not required to comply with the regulation’s certification requirements with respect to programmatic accreditation and program satisfaction of prerequisites for professional licensure/state certification. On May 26, 2021, the Department announced its intention to establish negotiated rulemaking committees to prepare proposed regulations for gainful employment and other topics related to programs authorized under Title IV of the Higher Education Act of 1965, as amended, but has not yet convened a committee on gainful employment regulations. See “Current Negotiated Rulemaking” below. We cannot predict the outcome of the negotiated rulemaking process.
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
On August 10, 2021, the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations for borrower defenses to repayment and other topics related to programs authorized under Title IV of the Higher Education Act of 1965, as amended, and solicited negotiator nominations. Negotiated rulemaking for the Affordability and

Student Loans Committee began October 4, 2021 and is scheduled to conclude December 10, 2021. See “Current Negotiated Rulemaking” below. We cannot predict the outcome of the negotiated rulemaking process.
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
On July 29, 2020, the National Advisory Committee on Institutional Quality and Integrity (“NACIQI”) held a meeting to review compliance by the Higher Learning Commission (“HLC”) with Department of Education requirements for recognized accrediting agencies. HLC is the institutional accreditor for Capella University. On June 30, 2020, the Department released a staff report that outlined HLC’s alleged noncompliance with its own policies and the Department’s regulations with regard to a change of ownership approval process for the acquisition of the Art Institute of Colorado and the Illinois Institute of Art, by Dream Center Educational Holdings. The staff report noted noncompliance in the areas of due process, consistency in decision making, and proper appeals procedures. The staff report proposed a one-year prohibition on HLC accrediting new institutions and a required compliance report on HLC’s remedial actions. NACIQI voted 9-2 to reject the staff report’s proposed sanctions, but NACIQI’s recommendation was non-binding. On October 26, 2020, a Senior Department Official (“SDO”) found HLC non-compliant, in part. While the SDO required that HLC submit periodic reporting for twelve months, the SDO did not restrict HLC's scope of accreditation or ability to accredit new institutions. HLC did not appeal the Secretary's decision.
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
On March 8, 2021, President Biden signed an executive order that requires the Secretary of Education and the Attorney General to review the previous administration’s rulemakings and guidance documents related to Title IX. In June 2021, the Department of Education held virtual public hearings to gather information for providing enforcement of Title IX, as part of the Office for Civil Rights’ (“OCR”) comprehensive review of the regulation. After the public hearings, the Department of Education indicated that it plans to introduce proposed rule changes for Title IX in May 2022. On June 16, 2021, the OCR issued a notice of interpretation clarifying that the Department interprets Title IX and its enforcement authority under the regulation to include the prohibition of sex discrimination based on sexual orientation and gender identity. On July 20, 2021, the Department of Education released a Questions and Answers document outlining the OCR's interpretation of the Title IX regulations related to sexual harassment. On August 24, 2021, OCR, in alignment with recent federal court decisions, issued guidance indicating it would cease enforcement of Title IX’s current prohibition against consideration of statements made by individuals failing to submit to cross-examination.
Current Negotiated Rulemaking
On May 26, 2021, the Department announced its intention to establish negotiated rulemaking committees to prepare proposed regulations for programs authorized under Title IV of the Higher Education Act of 1965, as amended. As part of the notice, the Department suggested the following topics for regulation: change of ownership and change in control of institutions of higher education under 34 CFR 600.31; certification procedures for participation in Title IV, HEA programs under 34 CFR 668.13; standards of administrative capability under 34 CFR 668.16; ability to benefit under 34 CFR 668.156; borrower defense to repayment under 34 CFR 682.410, 668.411, 685.206, and 685.222; discharges for borrowers with a total and permanent disability under 34 CFR 674.61, 682.402, and 685.213; closed school discharges under 34 CFR 685.214 and 682.402; discharges for false certification of student eligibility under 34 CFR 685.215(a)(1) and 682.402; loan repayment plans under 34 CFR 682.209, 682.215, 685.208, and 685.209; the Public Service Loan Forgiveness program under 34 CFR 685.219; mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements (formerly under 34 CFR 685.300) and associated counseling about such arrangements under 34 CFR 685.304; financial responsibility for participating institutions of higher education under 34 CFR subpart L, such as events that indicate heightened financial risk; gainful employment (formerly located in 34 CFR subpart Q); and Pell Grant eligibility for prison education programs under 34 CFR part 690. Additionally, the Department invited public input on how it could address, through regulations, gaps in postsecondary outcomes such as retention, completion, loan repayment, and student loan default by race, ethnicity, gender, and other key student characteristics. To support this work, the Department held a series of virtual public hearings in June 2021, as well as accepted written comments. At the virtual public hearings and via written comments, members of the public discussed proposed changes for all of the issues noted above, as well as comments addressing data transparency, including disclosures of outcomes for veteran students. The Department has indicated its intention to convene multiple committees, including the Affordability and Student Loans Committee. See “Affordability and Student Loans Committee” below. On October 4, 2021 the Department announced its intention to establish a negotiated rulemaking committee to prepare proposed regulations affecting institutional and programmatic eligibility, including the 90/10 rule. As part of the notice, the Department announced public hearings on October 26 and October 27, with negotiations scheduled to begin no earlier than January 2022. We cannot predict the outcome of the negotiated rulemaking process.
Affordability and Student Loans Committee
On August 10, 2021, the Department announced its intention to establish the Affordability and Student Loans committee, to prepare proposed regulations to address the following topics: borrower defense to repayment, closed school discharges, discharges for borrowers with a total and permanent disability, discharges for false certification of student eligibility, loan repayment plans, interest capitalization, mandatory pre-dispute arbitration and prohibition of class action lawsuits provisions in institutions’ enrollment agreements and associated counseling about such arrangements, Pell Grant eligibility or prison education programs, and the Public Service Loan Forgiveness program. The Department also announced the formation of a Prison Education Program Subcommittee. The Department selected negotiators in September 2021, with the first session of negotiated rulemaking occurring October 4-8, 2021. Negotiations were also held November 1-5 and will continue December 6-10, 2021. Issue papers provided by the Department prior to the first negotiated rulemaking session indicate the Department is considering changes to borrower to defense to repayment regulations that include eliminating a limitations period on claims, making the group claims process the default process for loan relief, establishing the borrower defense application as a form of evidence, and adding aggressive recruitment and adjudications as additional categories of acts that could lead to a borrower defense claim. See “Current Negotiated Rulemaking” above. We cannot predict the outcome of the negotiated rulemaking process.
Public Service Loan Forgiveness Program
On October 6, 2021, the Department of Education announced new changes and initiatives related to the Public Service Loan Forgiveness (“PSLF”) program. This announcement aimed to make discharge of federal student loans easier for those that participate in the PSLF. One such way the Department of Education is streamlining the PSLF process is by implementing a time-limited waiver, which gives borrowers flexibility in counting prior payments towards PSLF, even if the previous payments were for different loan programs such as FFEL or if the payments were partial payments. Borrowers with Direct Loans will be able to seek this waiver prior to October 31, 2022. The Department of Education announced that the waiver will help over 550,000 borrowers progress towards loan relief under PSLF. Additionally, the Department of Education plans to automate aspects of the PSLF process for federal employees and military service members. The Department of Education plans to pair these changes to the program with increased support and communications to borrowers who may benefit from PSLF.

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
On March 17, 2021, the Department informed Strayer University that it planned to conduct an announced, remote program review. The review commenced on April 19, 2021 and covered the 2019-2020 and 2020-2021 federal student financial aid years. On September 21, 2021, Strayer University received the Department’s Final Program Review Determination, which closed the Program Review without further action required on the part of Strayer University.
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
Federal Trade Commission
On October 6, 2021 the Federal Trade Commission (“FTC”) announced that it is resurrecting Penalty Offense Authority under Section 5(m) of the FTC Act (the “Act”). Under the Act, the FTC may secure penalties against entities not a party to an original proceeding if the FTC can show that the entity had actual knowledge that the conduct in question was found to be unfair or deceptive. Entities that have actual knowledge of acts or practices the FTC has found to be unlawful and that subsequently engage in such unlawful acts or practices may be held liable for civil penalties up to $43,792 per violation.
Also on October 6, 2021, in an effort to establish actual knowledge and create a pathway for penalties in the event of post-notice acts or practices, the FTC issued notice to the 70 largest for-profit schools, based on enrollment and revenues. The notice included a list of acts and practices that the FTC has determined are unfair or deceptive, including but not limited to acts relating to misrepresentation of employment opportunities and other benefits, together with citation to various prior determinations from cases previously litigated by the FTC.
Strayer and Capella University received the FTC’s notice on October 7, 2021. The FTC made clear that receipt of the notice itself does not reflect any assessment as to whether Capella or Strayer has engaged in deceptive or unfair conduct.
Office of Enforcement
On October 8, 2021, the Department of Education announced establishment of an Office of Enforcement within Federal Student Aid, designed to strengthen oversight over and enforcement against postsecondary schools that participate in federal student loan, grant, and work-study programs. The Office of Enforcement restores an office first established by the Department in 2016. The

Office of Enforcement will be comprised of four existing divisions: Administrative Actions and Appeals Services Group, Borrower Defense Group, Investigations Group, and Resolution and Referral Management Group. The Department intends the Office of Enforcement to coordinate with other state and federal partners, including the Department of Justice, Consumer Financial Protection Bureau, Federal Trade Commission, and state attorneys general.
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
We have taken measures to provide financial relief to our students and employer partners negatively affected by the COVID-19 crisis, including payment flexibility, scholarship opportunities, and other pricing relief. We expect that these measures will enable more students to continue pursuing their education during and after the COVID-19 pandemic. In the third quarter of 2020, we began implementing a restructuring plan that included both voluntary and involuntary employee terminations in an effort to reduce ongoing operating costs to align with changes in enrollment. These headcount reductions resulted in a 5% decrease to SEI's total workforce. During 2021, our restructuring efforts have included the closure of underutilized campus and corporate office space in response to changes in enrollment trends and as a result of our work-from-home policies. Of the campus closures, the majority have an alternative location within relative proximity to support students as campus interactions are needed.
As the pandemic has continued, we have seen sustained weakness in demand, especially in the United States, where total enrollment in our U.S. Higher Education segment decreased 7%, 10%, and 13% in the first, second, and third quarters of 2021, respectively, compared to the same periods in 2020. Enrollment in ANZ also has been impacted by the pandemic and the related closure of international borders in Australia and New Zealand.
We believe our current financial position and expected operating results, and ability to further control costs, are sufficient to support the ongoing operation of SEI in a manner that protects the health and well-being of our employees, students, and partners.
Acquisition of Torrens University and associated assets in Australia and New Zealand
On November 3, 2020, we completed the acquisition of Torrens University and associated assets in Australia and New Zealand (“ANZ”), pursuant to the sale and purchase agreement dated July 29, 2020 (the “Purchase Agreement”). ANZ includes Torrens University Australia, Think Education, and Media Design School, which together provide diversified student curricula to approximately 19,000 students across five industry verticals, including business, hospitality, health, education, creative technology and design. We believe ANZ represents an attractive portfolio of institutions with a similar focus on innovation, academic outcomes, improved affordability and career advancement as us. We also believe that ANZ provides an attractive platform for future growth, driven by Australia’s status as an attractive destination for international students, as well as the potential to use ANZ as a platform for expansion across the ASEAN region.
Pursuant to the Purchase Agreement, the aggregate consideration paid was approximately $658.4 million in cash, which reflected the original agreed upon purchase price of $642.7 million, plus a $15.7 million adjustment reflecting $11.0 million of net cash at close, and $4.7 million related to higher net working capital. The aggregate consideration paid in the transaction was funded using cash on hand and borrowings under our revolving credit facility.
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
U.S. Higher Education Segment
•The USHE segment provides flexible and affordable certificate and degree programs to working adults primarily through Strayer University and Capella University, including the Jack Welch Management Institute MBA, which is a unit of Strayer University. USHE also operates non-degree web and mobile application development courses through Hackbright Academy and Devmountain, which are units of Strayer University.
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

•In the third quarter, USHE enrollment decreased 13% to 77,574 compared to 89,042 for the same period in 2020.
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
•In the third quarter, employer affiliated enrollment as a percentage of USHE enrollment was 21.1% compared to 18.3% for the same period in 2020.
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
•In the third quarter, Australia/New Zealand enrollment decreased 4% to 18,188 compared to 18,985 for the same period in 2020.
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
Revenue recognition — Like many traditional institutions, Strayer University and Capella University offer educational programs primarily on a quarter system having four academic terms, which generally coincide with our quarterly financial reporting periods. Torrens University offers the majority of its education programs on a trimester system having three primary academic terms, which all occur within the calendar year. Approximately 96% of our revenues during the nine months ended September 30, 2021 consisted of tuition revenue. Capella University offers monthly start options for new students, who then transition to a quarterly schedule. Capella University also offers its FlexPath program, which allows students to determine their 12-week billing session schedule after they complete their first course. Tuition revenue for all students is recognized ratably over the course of instruction as the universities and the schools offering non-degree programs provide academic services, whether delivered in person at a physical campus or online. Tuition revenue is shown net of any refunds, withdrawals, corporate discounts, scholarships, and employee tuition discounts. The universities also derive revenue from other sources such as textbook-related income, certificate revenue, certain academic fees, licensing revenue, accommodation revenue, food and beverage fees, and other income, which are all recognized when earned. In accordance with ASC 606, materials provided to students in connection with their enrollment in a course are recognized as revenue when control of those materials transfers to the student. At the start of each academic term or program, a contract liability is recorded for academic services to be provided, and a tuition receivable is recorded for the portion of the tuition not paid in advance. Any cash received prior to the start of an academic term or program is recorded as a contract liability.
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
Students at Strayer University registering in credit-bearing courses in any undergraduate program beginning in the summer 2013 term or graduate program beginning in the summer 2020 term (fiscal third quarter), and subsequent terms qualify for the Graduation Fund, whereby qualifying students earn tuition credits that are redeemable in the final year of a student’s course of study if he or she successfully remains in the program. Students must meet all of Strayer University’s admission requirements and not be eligible for any previously offered scholarship program. Our employees and their dependents are not eligible for the program. To maintain eligibility, students must be enrolled in a bachelor’s or master's degree program. Students who have more than one consecutive term of non-attendance lose any Graduation Fund credits earned to date, but may earn and accumulate new credits if the student is reinstated or readmitted by Strayer University in the future. In response to the COVID-19 pandemic, Strayer University is temporarily allowing students to miss two consecutive terms without losing their Graduation Fund credits. In their final academic year, qualifying students will receive one free course for every three courses that the student successfully completed in prior years. Strayer University's performance obligation associated with free courses that may be redeemed in the future is valued based on a systematic and rational allocation of the cost of honoring the benefit earned to each of the underlying revenue transactions that result in progress by the student toward earning the benefit. The estimated value of awards under the Graduation Fund that will be recognized in the future is based on historical experience of students’ persistence in completing their course of study and earning a degree and the tuition rate in effect at the time it was associated with the transaction. Estimated redemption rates of eligible students vary based on their term of enrollment. As of September 30, 2021, we had deferred $51.6 million for estimated redemptions earned under the Graduation Fund, as compared to $53.3 million at December 31, 2020. Each quarter, we assess our methodologies and assumptions underlying our estimates for persistence and estimated redemptions based on actual experience. To date, any adjustments to our estimates have not been material. However, if actual persistence or redemption rates change, adjustments to the reserve may be necessary and could be material.

Tuition receivable — We record estimates for our allowance for credit losses related to tuition receivable from students primarily based on our historical collection rates by age of receivable and adjusted for reasonable expectations of future collection performance, net of recoveries. Our experience is that payment of outstanding balances is influenced by whether the student returns to the institution, as we require students to make payment arrangements for their outstanding balances prior to enrollment. Therefore, we monitor outstanding tuition receivable balances through subsequent terms, increasing the reserve on such balances over time as the likelihood of returning to the institution diminishes and our historical experience indicates collection is less likely. We periodically assess our methodologies for estimating credit losses in consideration of actual experience. If the financial condition of our students were to deteriorate based on current or expected future events resulting in evidence of impairment of their ability to make required payments for tuition payable to us, additional allowances or write-offs may be required. For the third quarter of 2021, our bad debt expense was 3.8% of revenue, compared to 4.7% for the same period in 2020. A change in our allowance for credit losses of 1% of gross tuition receivable as of September 30, 2021 would have changed our income from operations by approximately $1.4 million.
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
Goodwill and intangible assets — Goodwill represents the excess of the purchase price of an acquired business over the amount assigned to the assets acquired and liabilities assumed. Indefinite-lived intangible assets, which include trade names, are recorded at fair market value on their acquisition date. At the time of acquisition, goodwill and indefinite-lived intangible assets are allocated to reporting units. Management identifies its reporting units by assessing whether the components of its operating segments constitute businesses for which discrete financial information is available and management regularly reviews the operating results of those components. Goodwill and indefinite-lived intangible assets are assessed at least annually for impairment. No events or circumstances occurred in the three and nine months ended September 30, 2021 to indicate an impairment to goodwill or indefinite-lived intangible assets. Accordingly, no impairment charges related to goodwill or indefinite-lived intangible assets were recorded during the three and nine month periods ended September 30, 2021.
Finite-lived intangible assets that are acquired in business combinations are recorded at fair value on their acquisition dates and are amortized on a straight-line basis over the estimated useful life of the asset. Finite-lived intangible assets consist of student relationships. We review our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are not recoverable, a potential impairment loss is recognized to the extent the carrying amount of the assets exceeds the fair value of the assets. No impairment charges related to finite-lived intangible assets were recorded during the three and nine month periods ended September 30, 2021.
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
Results of Operations
As discussed above, we completed our acquisition of ANZ on November 3, 2020. Our results of operations for the three and nine months ended September 30, 2021 include the results of ANZ, but the results of operations for the three and nine months ended September 30, 2020 do not include the financial results of ANZ. Accordingly, the financial results of each period presented are not directly comparable.
In the third quarter of 2021, we generated $270.1 million in revenue compared to $239.0 million in 2020. Our income from operations was $7.3 million for the third quarter of 2021 compared to $15.4 million in 2020, primarily due to lower earnings in the USHE segment, partially offset by the inclusion of ANZ's income from operations and lower amortization expense of intangible assets. Net income in the third quarter of 2021 was $3.9 million compared to $11.0 million for the same period in 2020.

Diluted earnings per share was $0.16 compared to $0.47 for the same period in 2020. For the nine months ended September 30, 2021, we generated $859.6 million in revenue, compared to $760.2 million for the same period in 2020. Our income from operations was $46.0 million for the nine months ended September 30, 2021 compared to $105.8 million for the same period in 2020, primarily due to lower earnings in the USHE segment and higher restructuring costs incurred in the first nine months of 2021, partially offset by the inclusion of ANZ's income from operations. Net income was $33.4 million for the nine months ended September 30, 2021 compared to $80.4 million for the same period in 2020, and diluted earnings per share was $1.38 in the nine months ended September 30, 2021 compared to $3.58 for the same period in 2020.
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
•income/loss from partnership and other investments that are not part of our core operations;
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
Adjusted income from operations was $20.8 million in the third quarter of 2021 compared to $37.8 million in 2020. Adjusted net income was $14.2 million in the third quarter of 2021 compared to $27.4 million in 2020, and adjusted diluted earnings per share was $0.59 in the third quarter of 2021 compared to $1.18 in 2020. Adjusted income from operations was $127.4 million for the nine months ended September 30, 2021 compared to $163.9 million for the same period in 2020. Adjusted net income was $88.7 million for the nine months ended September 30, 2021 compared to $119.3 million for the same period in 2020, and adjusted diluted earnings per share was $3.67 for the nine months ended September 30, 2021 compared to $5.32 for the same period in 2020.

The tables below reconcile our reported results of operations to adjusted results (amounts in thousands, except per share data):
Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2021

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Loss from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$270,078	$—	$—	$—	$—	$—	$646	$270,724
Total costs and expenses	$262,730	$(8,932)	$(1,111)	$(3,322)	$—	$—	$580	$249,945
Income from operations	$7,348	$8,932	$1,111	$3,322	$—	$—	$66	$20,779
Operating margin	2.7%							7.7%
Income before income taxes	$5,500	$8,932	$1,111	$3,322	$1,211	$—	$66	$20,142
Net income	$3,854	$8,932	$1,111	$3,322	$1,211	$(4,331)	$66	$14,165

Diluted earnings per share	$0.16							$0.59
Weighted average diluted shares outstanding	24,113							24,113
Reconciliation of Reported to Adjusted Results of Operations for the three months ended September 30, 2020

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$239,026	$—	$—	$—	$—	$—	$—	$239,026
Total costs and expenses	$223,604	$(15,417)	$(2,920)	$(4,024)	$—	$—	$—	$201,243
Income from operations	$15,422	$15,417	$2,920	$4,024	$—	$—	$—	$37,783
Operating margin	6.5%							15.8%
Income before income taxes	$16,334	$15,417	$2,920	$4,024	$(391)	$—	$—	$38,304
Net income	$10,960	$15,417	$2,920	$4,024	$(391)	$(5,543)	$—	$27,387

Diluted earnings per share	$0.47							$1.18
Weighted average diluted shares outstanding	23,214							23,214

Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2021

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$859,587	$3,646	$—	$—	$—	$—	$(3,907)	$859,326
Total costs and expenses	$813,539	$(47,731)	$(4,060)	$(26,400)	$—	$—	$(3,469)	$731,879
Income from operations	$46,048	$51,377	$4,060	$26,400	$—	$—	$(438)	$127,447
Operating margin	5.4%							14.8%
Income before income taxes	$47,124	$51,377	$4,060	$26,400	$(2,970)	$—	$(438)	$125,553
Net income	$33,407	$51,377	$4,060	$26,400	$(2,970)	$(23,182)	$(438)	$88,654

Diluted earnings per share	$1.38							$3.67
Weighted average diluted shares outstanding	24,131							24,131
Reconciliation of Reported to Adjusted Results of Operations for the nine months ended September 30, 2020

		Non-GAAP Adjustments
	As Reported (GAAP)	Purchase accounting adjustments(1)	Merger and integration costs(2)	Restructuring costs(3)	Income from other investments(4)	Tax adjustments(5)	Foreign exchange adjustments(6)	As Adjusted (Non-GAAP)
Revenues	$760,159	$—	$—	$—	$—	$—	$—	$760,159
Total costs and expenses	$654,383	$(46,251)	$(7,858)	$(4,024)	$—	$—	$—	$596,250
Income from operations	$105,776	$46,251	$7,858	$4,024	$—	$—	$—	$163,909
Operating margin	13.9%							21.6%
Income before income taxes	$110,450	$46,251	$7,858	$4,024	$(1,780)	$—	$—	$166,803
Net income	$80,351	$46,251	$7,858	$4,024	$(1,780)	$(17,441)	$—	$119,263

Diluted earnings per share	$3.58							$5.32
Weighted average diluted shares outstanding	22,432							22,432
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
(4)Reflects income/loss recognized from the Company's investments in partnership interests and other investments.
(5)Reflects tax impacts of the adjustments described above and discrete tax adjustments related to stock-based compensation and other adjustments, utilizing an adjusted effective tax rate of 28.5% for the three and nine months ended September 30, 2020 and an adjusted effective tax rate of 29.7% and 29.4% for the three and nine months ended September 30, 2021, respectively.
(6)Reflects foreign currency exchange impact related to translating foreign currency results at a constant exchange rate of 0.743 Australian Dollars to U.S. Dollars, which is the 2021 budget rate.

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Revenues. Consolidated revenue increased to $270.1 million, compared to $239.0 million in the same period in the prior year, primarily due to the inclusion of ANZ. In the USHE segment for the three months ended September 30, 2021, total enrollment decreased 13% to 77,574 from 89,042 for the same period in 2020. USHE segment revenue decreased 16.7% to $191.9 million compared to $230.3 million in 2020 as a result of declines in enrollment and revenue-per-student due to higher scholarships and discounts. Near term revenue in the USHE segment is expected to continue to be impacted negatively by the ongoing COVID-19 pandemic with weaker demand for enrollments and higher scholarships and discounts. In the Alternative Learning segment, revenue for the three months ended September 30, 2021 increased 48.7% to $13.0 million compared to $8.7 million in 2020 as a result of rapid growth in Sophia Learning and higher employer affiliated enrollment. Revenues for the Australia/New Zealand segment were $65.2 million.
Instructional and support costs. Consolidated instructional and support costs increased to $153.7 million, compared to $127.2 million in the same period in the prior year, principally due to the inclusion of $33.7 million of instructional and support costs related to ANZ, partially offset by lower expenses associated with facility costs as well as savings from the employee restructuring plan implemented in the third quarter of 2020. Consolidated instructional and support costs as a percentage of revenues increased to 56.9% in the third quarter of 2021 from 53.2% in the third quarter of 2020.
General and administration expenses. Consolidated general and administration expenses increased to $95.7 million in the third quarter of 2021 compared to $74.1 million in the prior year, principally due to the inclusion of $21.2 million of general and administration expenses related to ANZ, as well as increased investments in branding initiatives and partnerships with brand ambassadors. Consolidated general and administration expenses as a percentage of revenues increased to 35.4% in the third quarter of 2021 from 31.0% in the third quarter of 2020.
Amortization of intangible assets. Amortization of intangible assets decreased to $8.9 million in the third quarter of 2021 compared to $15.4 million in 2020, due to lower amortization expense associated with intangible assets acquired through the merger with Capella Education Company, offset by additional amortization expense of intangible assets acquired in the acquisition of ANZ in November 2020.
Merger and integration costs. Merger and integration costs decreased to $1.1 million in the third quarter of 2021 compared to $2.9 million for the same period in 2020, as a result of lower transaction and integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs decreased to $3.3 million in the third quarter of 2021 compared to $4.0 million in 2020, primarily due to lower severance and other personnel-related expenses from employee terminations in connection with the restructuring plan implemented in the third quarter of 2020, partially offset by impairments of right-of-use lease assets associated with vacating leased space in the third quarter of 2021.

Income from operations. Consolidated income from operations decreased to $7.3 million in the third quarter of 2021 compared to $15.4 million in the third quarter of 2020, principally due to lower earnings in the USHE segment, partially offset by the inclusion of ANZ's income from operations and lower amortization expense of intangible assets. USHE segment income from operations decreased 84.7% to $5.2 million in the third quarter of 2021, compared to $33.7 million in the third quarter of 2020, primarily due to lower enrollments, higher scholarship and discount offerings, and increased investments in marketing initiatives. In the Alternative Learning segment, income from operations for the three months ended September 30, 2021 increased 26.0% to $5.2 million compared to $4.1 million in 2020 as a result of rapid growth in Sophia Learning and an increase in employer affiliated enrollment, partially offset by increased investment in outreach to corporate partners. Income from operations for the Australia/New Zealand segment was $10.4 million.
Other income (expense). Other income (expense) decreased to $1.8 million of expense in the third quarter of 2021 compared to $0.9 million of income in the third quarter of 2020, as a result of an $0.8 million loss on the sale of marketable securities, a $0.6 million loss from limited partnership investments, as well as an increase in interest expense due to the $141.6 million balance outstanding on our revolving credit facility which was used to partially fund the ANZ acquisition in November 2020. We incurred $0.9 million of interest expense in the three months ended September 30, 2021 compared to $0.2 million in 2020.
Provision for income taxes. Income tax expense was $1.6 million in the third quarter of 2021, compared to $5.4 million in the third quarter of 2020. Our effective tax rate for the quarter was 29.9%, compared to 32.9% for the same period in 2020. The increase in the effective tax rate in 2020 was primarily due to non-deductible transaction expenses incurred in that period.
Net income. Net income decreased to $3.9 million in the third quarter of 2021 compared to $11.0 million in the third quarter of 2020 due to the factors discussed above.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Revenues. Consolidated revenue increased to $859.6 million, compared to $760.2 million in the same period in the prior year, primarily due to the inclusion of ANZ. USHE segment revenue decreased 14.0% to $630.6 million compared to $733.2 million in 2020 as a result of declines in enrollment and revenue-per-student due to higher scholarships and discounts we offered in response to the COVID-19 pandemic. Near term revenue in the USHE segment is expected to continue to be impacted negatively by the ongoing COVID-19 pandemic with weaker demand for enrollments and higher scholarships and discounts. In the Alternative Learning segment, revenue for the nine months ended September 30, 2021 increased 42.3% to $38.4 million compared to $27.0 million in 2020 as a result of rapid growth in Sophia Learning, and higher employer affiliated enrollment. Revenues for the Australia/New Zealand segment were $190.5 million and included a $3.6 million purchase accounting reduction related to contract liabilities acquired in the acquisition.
Instructional and support costs. Consolidated instructional and support costs increased to $459.4 million in the nine months ended September 30, 2021 from $385.7 million in the nine months ended September 30, 2020, principally due to the inclusion of $101.7 million of instructional and support costs related to ANZ, partially offset by cost savings implemented as a result of the impact of the COVID-19 pandemic, which included lower expenses associated with travel and facilities costs, as well as savings from the employee restructuring plan implemented in the third quarter of 2020. Consolidated instructional and support costs as a percentage of revenues increased to 53.4% in the nine months ended September 30, 2021 from 50.7% in the nine months ended September 30, 2020.
General and administration expenses. Consolidated general and administration expenses increased to $276.0 million in the nine months ended September 30, 2021 from $210.6 million in the nine months ended September 30, 2020, principally due to the inclusion of $65.9 million of general and administration expenses related to ANZ. Consolidated general and administration expenses as a percentage of revenues increased to 32.1% in the nine months ended September 30, 2021 from 27.7% in the nine months ended September 30, 2020.
Amortization of intangible assets. Amortization of intangible assets increased to $47.7 million in the nine months ended September 30, 2021 from $46.3 million in the nine months ended September 30, 2020, due to additional amortization expense of intangible assets acquired in the acquisition of ANZ in November 2020, partially offset by lower amortization expense associated with intangible assets acquired through the merger with Capella Education Company.
Merger and integration costs. Merger and integration costs decreased to $4.1 million in the nine months ended September 30, 2021 from $7.9 million in the nine months ended September 30, 2020, as a result of lower expenses for integration support services and severance costs related to the merger with Capella Education Company, partially offset by integration expenses associated with the acquisition of ANZ.
Restructuring costs. Restructuring costs increased to $26.4 million in the nine months ended September 30, 2021 from $4.0 million in the nine months ended September 30, 2020, as a result of right-of-use lease assets and fixed assets impairments associated with vacating leased space based on an assessment of our real estate portfolio.

Income from operations. Consolidated income from operations decreased to $46.0 million in the nine months ended September 30, 2021 from $105.8 million in the nine months ended September 30, 2020, principally due to lower earnings in the USHE segment and restructuring costs incurred in 2021, partially offset by the inclusion of ANZ's income from operations. USHE segment income from operations decreased 43.0% to $85.0 million in the nine months ended September 30, 2021 from $149.2 million in the nine months ended September 30, 2020, primarily due to lower enrollments and increased scholarship offerings during the COVID-19 pandemic. Alternative Learning segment income from operations increased 10.3% to $16.2 million in the nine months ended September 30, 2021 from $14.7 million in the nine months ended September 30, 2020 as a result of rapid growth in Sophia Learning, partially offset by increased investment in outreach to corporate partners. Income from operations for the Australia/New Zealand segment was $23.0 million, which included a $3.6 million purchase accounting reduction related to contract liabilities acquired in the acquisition.
Other income (expense). Other income (expense) decreased to $1.1 million of income in the nine months ended September 30, 2021 from $4.7 million of income in the nine months ended September 30, 2020, as a result of an $0.8 million loss on the sale of marketable securities and an increase in interest expense due to the $141.6 million balance outstanding on our revolving credit facility which was used to partially fund the ANZ acquisition in November 2020. We incurred $2.7 million of interest expense in the nine months ended September 30, 2021 compared to $0.7 million in the nine months ended September 30, 2020.
Provision for income taxes. Income tax expense was $13.7 million in the nine months ended September 30, 2021, compared to $30.1 million in the nine months ended September 30, 2021. Our effective tax rate for the nine months ended September 30, 2021 was 29.1%, compared to 27.3% for the nine months ended September 30, 2020. The effective tax rate in 2020 included higher windfall tax benefits recognized through share-based payment arrangements.
Net income. Net income decreased to $33.4 million in the nine months ended September 30, 2021 compared to $80.4 million in the nine months ended September 30, 2021 due to the factors discussed above.
Liquidity and Capital Resources
At September 30, 2021, we had cash, cash equivalents, and marketable securities of $305.0 million compared to $225.3 million at December 31, 2020 and $768.9 million at September 30, 2020. At September 30, 2021, most of our cash was held in demand deposit accounts at high credit quality financial institutions.

We are party to a credit facility (the “Amended Credit Facility”), which provides for a senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $350 million. The Amended Credit Facility provides us with an option, subject to obtaining additional loan commitments and satisfaction of certain conditions, to increase the commitments under the Revolving Credit Facility or establish one or more incremental term loans (each, an “Incremental Facility”) in an amount up to the sum of (x) the greater of (A) $300 million and (B) 100% of the Company’s consolidated EBITDA (earnings before interest, taxes, depreciation, amortization, and noncash charges, such as stock-based compensation) calculated on a trailing four-quarter basis and on a pro forma basis, and (y) if such Incremental Facility is incurred in connection with a permitted acquisition or other permitted investment, any amounts so long as the Company's leverage ratio (calculated on a trailing four-quarter basis) on a pro forma basis will be no greater than 1.75:1.00. In addition, the Amended Credit Facility provides for a subfacility for borrowings in certain foreign currencies in an amount equal to the U.S. dollar equivalent of $150 million. Borrowings under the Revolving Credit Facility bear interest at a per annum rate equal to LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30% per annum, depending on our leverage ratio, accrues on unused amounts. We were in compliance with all applicable covenants related to the Amended Credit Facility as of September 30, 2021. At September 30, 2021, we had $141.6 million outstanding on our Revolving Credit Facility. We had no borrowings outstanding as of September 30, 2020. During the nine months ended September 30, 2021 and 2020, we paid $2.1 million and $0.4 million, respectively of interest and unused commitment fees related to our Revolving Credit Facility.

Our net cash provided by operating activities for the nine months ended September 30, 2021 was $161.2 million, compared to $158.8 million for the same period in 2020. The increase in net cash from operating activities was driven by the inclusion of ANZ, offset by lower earnings in the USHE segment.

Capital expenditures decreased to $33.6 million for the nine months ended September 30, 2021, compared to $34.8 million for the same period in 2020, due to lower capital investments in new and closed campuses, partially offset by the inclusion of ANZ.

The Board of Directors declared a regular, quarterly cash dividend of $0.60 per share of common stock for each of the first three quarters of 2021. During the nine months ended September 30, 2021, we paid a total of $44.3 million in cash dividends on our common stock. During the nine months ended September 30, 2021, we paid $5.9 million to repurchase common shares in the open market under our repurchase program. As of September 30, 2021, we had $244.1 million of share repurchase authorization remaining to use through December 31, 2021.
For the third quarter of 2021 and 2020, bad debt expense as a percentage of revenue was 3.8% and 4.7%, respectively.
We believe that existing cash and cash equivalents, cash generated from operating activities, and if necessary, cash borrowed under our Amended Credit Facility will be sufficient to meet our requirements for at least the next 12 months. Currently, we maintain our cash primarily in demand deposit bank accounts and money market funds, which are included in cash and cash equivalents at September 30, 2021 and 2020. We also hold marketable securities, which primarily include tax-exempt municipal securities and corporate debt securities. During the nine months ended September 30, 2021 and 2020, we earned interest income of $0.9 million and $3.6 million, respectively.
ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are subject to the impact of interest rate changes and may be subject to changes in the market values of our future investments. We invest our excess cash in bank overnight deposits, money market funds and marketable securities. We have not used derivative financial instruments in our investment portfolio. Earnings from investments in bank overnight deposits, money market mutual funds, and marketable securities may be adversely affected in the future should interest rates decline, although such a decline may reduce the interest rate payable on any borrowings under our Revolving Credit Facility. Our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. As of September 30, 2021, a 1% increase or decrease in interest rates would not have a material impact on our future earnings, fair values, or cash flows related to investments in cash equivalents or interest earning marketable securities.
At September 30, 2021, we had $141.6 million outstanding under our Amended Credit Facility. Borrowings under the Amended Credit Facility bear interest at LIBOR or a base rate, plus a margin ranging from 1.50% to 2.00%, depending on our leverage ratio. An unused commitment fee ranging from 0.20% to 0.30%, depending on our leverage ratio, accrues on unused amounts under the Amended Credit Facility. An increase in LIBOR would affect interest expense on any outstanding balance of the revolving credit facility. For every 100 basis points increase in LIBOR, we would incur an incremental $3.5 million in interest expense per year assuming the entire $350 million revolving credit facility was utilized.
Foreign Currency Risk
The United States Dollar ("USD") is our reporting currency. The functional currency of each of our foreign subsidiaries is the currency of the economic environment in which the subsidiary primarily does business. Revenues denominated in currencies other than the USD, resulting from our acquisition of ANZ on November 3, 2020, accounted for 22.2% of our consolidated revenues for the nine months ended September 30, 2021. We therefore have foreign currency risk related to these currencies, which is primarily the Australian dollar. Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the USD may negatively affect our revenue and operating income as expressed in the USD. We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures.
ITEM 4:   CONTROLS AND PROCEDURES
a)Disclosure Controls and Procedures. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Company had in place, as of September 30, 2021, effective disclosure controls and procedures designed to ensure that information required to be disclosed by the Company (including consolidated subsidiaries) in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
b)Internal Control Over Financial Reporting. On November 3, 2020, the Company completed its acquisition of Torrens University and associated assets in Australia and New Zealand. As noted under Item 9A, Controls and Procedures, contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, management's assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Torrens University and associated assets in Australia and New Zealand. See Note 3, Acquisition of Torrens University and Associated Assets in Australia and New Zealand in the condensed consolidated financial statements appearing in Part I, Item 1 of this report for a discussion of the acquisition and related financial data. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period of up to one year following an acquisition while integrating the acquired company. The Company is in the process of integrating Torrens University and associated assets in Australia and New Zealand and the Company's internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.   Legal Proceedings
We are involved in litigation and other legal proceedings arising out of the ordinary course of our business. From time to time, certain matters may arise that are other than ordinary and routine. The outcome of such matters is uncertain, and we may incur costs in the future to defend, settle, or otherwise resolve them. We currently believe that the ultimate outcome of such matters will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect future results of operations in a particular period. See Note 16, Litigation, in the condensed consolidated financial statements appearing in Part I, Item 1 of this report for additional information regarding our legal proceedings and related matters, which information is incorporated herein by reference.
Item 1A.   Risk Factors
You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, adversely affect the market price of our common stock and could cause you to suffer a partial or complete loss of your investment. There have been no material changes to the risk factors previously described in Part I, "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2020, other than the revised risk factors included below. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could materially adversely affect our business. See “Cautionary Notice Regarding Forward-Looking Statements.”
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

In addition, other federal agencies such as the Consumer Financial Protection Bureau, Federal Trade Commission (“FTC”), and Federal Communications Commission and various state agencies and state attorneys general enforce consumer protection, calling and texting, marketing, privacy and data security, and other laws applicable to post-secondary educational institutions. Findings of noncompliance could result in monetary damages, fines, penalties, injunctions, or restrictions or obligations that could have a material adverse effect on our business. Some of these laws also include private rights of action.
On October 6, 2021 the FTC announced that it is resurrecting Penalty Offense Authority under Section 5(m) of the FTC Act (the “Act”). Under the Act, the FTC may secure penalties against entities not a party to an original proceeding if the FTC can show that the entity had actual knowledge that the conduct in question was found to be unfair or deceptive. Also on October 6, 2021, in an effort to establish actual knowledge and create a pathway for penalties in the event of post-notice acts or practices, the FTC issued notice to the 70 largest for-profit schools, based on enrollment and revenues. The notice included a list of acts and practices that the FTC has determined are unfair or deceptive, including but not limited to acts relating to misrepresentation of employment opportunities and other benefits, together with citation to various prior determinations from cases previously litigated by the FTC. Strayer and Capella University received the FTC’s notice on October 7, 2021, although the FTC made clear that receipt of the notice itself does not reflect any assessment as to whether Capella or Strayer has engaged in deceptive or unfair conduct.
The laws, regulations, standards, and policies applicable to our business frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards, or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, ability to communicate with prospective students, receipt of funds under Title IV programs, or costs of doing business. The Department of Education periodically engages in negotiated rulemaking sessions to revise regulations that govern the federal Title IV student financial aid programs. As discussed above in “Current Negotiated Rulemaking” the Department of Education has convened negotiated rulemaking committees to address issues such as borrower defense to repayment, mandatory arbitration agreements, gainful employment rules, and federal government oversight into changes in ownership for institutions of higher education. Certain proposals related to these issues could raise the cost of compliance for Strayer University or Capella University. We cannot predict whether the Department of Education will promulgate any regulations that would negatively affect Strayer University or Capella University.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2021, the Company paid $3.0 million to repurchase shares of common stock under its repurchase program. The Company's remaining authorization for common stock repurchases was $244.1 million as of September 30, 2021, and is available for use through December 31, 2021. A summary of the Company's share repurchases during the quarter is set forth below:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($ mil)
Beginning Balance (at 06/30/21)				$247.1
July	—	$—	—	247.1
August	21,063	76.01	21,063	245.5
September	18,412	76.00	18,412	244.1
Total (at 09/30/21)	39,475	$76.01	39,475	$244.1
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
Item 3.   Defaults Upon Senior Securities
None
Item 4.   Mine Safety Disclosures
Not applicable

Item 5.   Other Information
None
Item 6.   Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on August 1, 2018).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed with the Commission on July 29, 2021).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.	INS Inline XBRL Instance Document
101.	SCH Inline XBRL Schema Document
101.	CAL Inline XBRL Calculation Linkbase Document
101.	DEF Inline XBRL Definition Linkbase Document
101.	LAB Inline XBRL Label Linkbase Document
101.	PRE XBRL Presentation Linkbase Document
104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRATEGIC EDUCATION, INC.

By:	/s/ Daniel W. Jackson
Daniel W. Jackson
Executive Vice President and Chief Financial Officer
Date: November 5, 2021